Form 10QSB
period 1997-09-30
FROST HANNA CAPITAL GROUP INC
filed 1997-11-12
CIK 1029730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Period Ended September 30, 1997


                                       OR


              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FROST HANNA CAPITAL GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                             65-0701248
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

                            327 Plaza Real, Suite 319
                              Boca Raton, FL 33432
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (561) 367-1079
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes               No   X
                               ----             ----


         As of November 13, 1997, the Company had a total of 2,657,202 shares of Common Stock, par value $.0001 per share (the "Common Stock"), outstanding. Additionally, as of such date an Underwriter Option to purchase 110,020 shares of Common Stock (the "Underwriter Options") remained outstanding and unexercised. Each Underwriter Warrant entitles the holder thereof to purchase one share of Common Stock at a purchase price of $9.90 per share commencing October 16, 1998 and for a period of four years thereafter.

                         FROST HANNA CAPITAL GROUP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                                    PAGE NO.
                                                                                    --------
PART I

Item 1.  Financial Information.....................................................    1

Item 2.  Management's Discussion and Analysis or Plan of Operation.................    1

PART II

Item 1.  Legal Proceedings.........................................................    4

Item 2.  Changes in Securities.....................................................    4

Item 3.  Defaults Upon Senior Securities...........................................    4

Item 4.  Submission of Matters to Vote of Security Holders.........................    4

Item 5.  Other Information.........................................................    4

Item 6.  Exhibits and Reports on Form 8-K..........................................    4

SIGNATURES.........................................................................    6

FINANCIAL STATEMENTS...............................................................   F-1



                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Frost Hanna Capital Group, Inc. (the "Company") was formed in February 1996 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination") with an operating or development stage business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 1,557,000 shares of its Common Stock to its officers, directors, and other shareholders for an aggregate sum of $216,613. On September 22, 1997, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,100,202 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $5,875,079 (which amount less estimated expenses of the Offering, is referred to herein as the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 110,020 shares of Common Stock. The Offering was a "blank check" offering.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of September 30, 1997, the Company had cash of $9,866 and prepaid expenses of $15,526. As of September 30, 1997, the Company had total liabilities of $479,928 and total shareholders' deficit of $149,081. Following the consummation of the Offering, eighty percent (80%) of the Net Proceeds ($4,560,063) (the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of a redemption offer.

         Other than the Escrow Fund, the Company, as of October 17, 1997 had $1,319,023 in cash, substantially all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

         The expenses required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate a Business Combination (including the negotiation of relevant agreements and the preparation of requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot be presently ascertained with any degree of certainty. Pursuant to employment agreements, the Company pays to each of Messrs. Frost and Hanna $10,000 monthly for salary and $1,000 monthly each for Messrs. Frost's and Hanna's non-accountable expense allowance.

         The Company anticipates that it will make contact with business prospects primarily through the efforts of its officers, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects and undertake such further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Acquired Business candidates may be brought to its attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formula basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such services.

         As part of the Company's investigation of prospective enterprises, products and services, management intends to request that current owners of a prospective Acquired Business provide, among other things, written materials regarding the current owner's business, product or service, available market studies, as well as the assumptions upon which they are made, appropriate title documentation with respect to the assets, products and services of the potential Acquired Business, detailed written descriptions of any transactions between the potential Acquired Business and any of its affiliates, copies of pleadings and material litigation, if any, copies of material contracts and any and all other information deemed relevant. Additionally, the Company may verify such information, if possible, by interviewing competitors, certified public accountants and other persons in a position to have independent knowledge regarding the product or service as well as the financial condition of the potential Acquired Business.

KEY MAN INSURANCE

         The Company has obtained $1,000,000 "key man" term policies insuring each of the lives of Messrs. Frost and Hanna. There can be no assurances that such "key man" insurance will be maintained at reasonable rates, if at all. The loss, incapacity or unavailability of any of Messrs. Frost or Hanna at the present time or in the foreseeable future, before a qualified replacement was obtained, could have a material, adverse effect on the Company's operations. In connection with the purchase by the Company of such policies, The Marshal E. Rosenberg Organization, Inc., a firm in which Dr. Rosenberg, a director of the Company, is an officer, director and sole shareholder, received a commission of approximately $2,700 in 1996 and $4,464 in 1997. No further commissions are contemplated to be earned in connection with the purchase of such key man life insurance policies.

CONFLICTS OF INTEREST

         None of the Company's key personnel are required to commit their full time to the affairs of the Company and, accordingly, such personnel may have conflicts of interest in allocating management time among various business activities. Certain of these key personnel may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by the Company. Messrs. Frost and Hanna are each currently directors of Continucare Corporation, a Florida corporation ("Continucare"), engaged in the development and management of mental and physical rehabilitation health care programs. Dr. Rosenberg is an investor in numerous private enterprises, engaged in, among other things, real estate development and retail sales, which business interests may conflict with those of an Acquired Business. Mr. Donald Baxter, a director of the Company, is the President of Baxter Financial Corporation, an investment advisory firm, and the President and Chairman of the Philadelphia Fund and Eagle Growth Shares, mutual funds registered under the Investment Company Act of 1940. Mr. Charles Fernandez, a director of the Company, is currently the Chairman of the Board, President and Chief Executive Officer of Continucare. Certain activities which may be performed by such individuals in connection with their other business affiliations may be deemed competitive with the business of the Company.

         In the course of their other business activities, including private investment activities, Messrs. Frost, Hanna, Baxter, Rosenberg and Fernandez may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which they are affiliated. Such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of corporations incorporated under the laws of the State of Florida are required to present certain business opportunities to such corporations. Accordingly, as a result of multiple business affiliations, Messrs. Frost, Hanna, Baxter, Rosenberg and Fernandez may have similar legal obligations relating to presenting certain business opportunities to the various entities upon which they serve as directors. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the Board of Directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of Messrs. Frost, Hanna, Baxter, Rosenberg and Fernandez have agreed to present to the Company for its consideration, prior to presentation to any other entity, any prospective Acquired Business which is appropriate for the Company to consider and which prospective Acquired Business participates in an industry dissimilar to any of the industries to which such individuals have corporate affiliations. It should be further noted, that the Company shall not consider Business Combinations with entities owned or controlled by officers, directors, greater than 10% shareholders of the Company or any person who directly or indirectly controls, is controlled by or is under common control with the Company. The Company may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company.

         Pursuant to an agreement among each of Messrs. Frost, Hanna, Baxter, Rosenberg and Fernandez and the Company, such persons will not (i) actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock at a per share price different than that offered with respect to the Public Shares as a condition to or in connection with a Business Combination or (ii) cause any securities of the Company to be sold by any officers, directors, greater than 10% shareholders or persons who may be deemed promoters of the Company except as may otherwise be made in permitted market transactions without affording all shareholders of the Company a similar opportunity. Further, the Company shall not borrow funds to be used directly or indirectly to
(i) purchase any shares of the Company's Common Stock owned by management of the Company; or (ii) make payments to the Company's promoters, management or their affiliates or associates.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  The Company is not presently a party to any material litigation, nor, to the knowledge of management, is any such litigation presently threatened.

ITEM 2.           CHANGES IN SECURITIES

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  During the quarter ended September 30, 1997, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1. Financial Statements - Reference is made to the Index of Financial Statements, page F-1.

                  2.       Exhibits:


                           NO.             DESCRIPTION
                           ---             -----------

                            4.4 Underwriter's Warrant Agreement, dated September 22, 1997, by and between the Company and Community Investment Services, Inc.

                           10.1 Escrow Agreement, dated October 16, 1997 by and between the Company and Fiduciary Trust International of the South.

                           10.2 Escrow Agreement, dated October 16, 1997 by and among the Company, Richard B. Frost, Mark J. Hanna, Marshal E. Rosenberg, Ph.D., Donald H. Baxter, Charles Fernandez and American Stock Transfer & Trust Company.

                           10.3 Letter Agreements concerning conflicts of interest, finder's fees, negotiation for sale of management shares and relating to the vote by certain present shareholders of the Company on a Business Combination.

                           10.4 Employment Agreement, dated as of September 13, 1996 by and between the Company and Richard B. Frost (incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-31001)).

                           10.5 Employment Agreement, dated as of September 13, 1996 by and between the Company and Mark
                                    J. Hanna (incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-31001)).

                           27       Financial Data Schedule (for SEC use only).

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 1997, the Company did not file any reports on Form 8-K. On October 24, 1997, the Company filed a report on Form 8-K, dated October 16, 1997, relating to the consummation of the Offering.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FROST HANNA CAPITAL GROUP, INC.


Dated: November 12, 1997                      By:/s/ Mark J. Hanna
       -----------------                         ----------------------------
                                                 Mark J. Hanna, President