Form 10KSB40
period 1997-12-31
FROST HANNA CAPITAL GROUP INC
filed 1998-03-31
CIK 1029730

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                           Commission File No. 0-22265

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         FROST HANNA CAPITAL GROUP, INC.
--------------------------------------------------------------------------------


          FLORIDA                                            65-0701248
------------------------------                           ------------------
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                           Identification No.


           327 PLAZA REAL, SUITE 319, BOCA RATON, FL       33432
         ----------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

                                 (561) 367-1079
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered Under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share.

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]    No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year: $0.

         As of March 24, 1998, the Company had a total of 2,657,202 shares (the i.e. "Shares") of common stock, par value $.0001 per share (the "Common Stock") outstanding. Additionally, as of such date Underwriter Options to purchase 110,020 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase one share of Common Stock at a purchase price of $9.90 per share commencing October 16, 1998 and for a period of four years thereafter.

         The aggregate market value of the voting stock held by non-affiliates*/ of the issuer based on the average bid and ask prices of such Common Stock, as of March 23, 1998, is $7,607,611 based upon an average of $5.50 multiplied by 1,383,202 shares of Common Stock outstanding as of March 23, 1998 held by non-affiliates.

--------
     */Affiliates for the purposes of this item refer to the officers, directors and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                         FROST HANNA CAPITAL GROUP, INC.
                                   FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                                PAGE
PART I   ...................................................................................1

Item 1.     Description of Business.........................................................1

Item 2.     Description of Property.........................................................7

Item 3.     Legal Proceedings...............................................................7

Item 4.     Submission of Matters to a Vote of Security Holders.............................7

PART II  ...................................................................................7

Item 5.     Market for Common Equity and Related Stockholder Matters........................7

Item 6.     Management's Discussion and Analysis or Plan of Operation.......................8

Item 7.     Financial Statements............................................................9

Item 8.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure........................................................9

PART III ...................................................................................9

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act...............................9

Item 10.    Executive Compensation.........................................................13

Item 11.    Security Ownership of Certain Beneficial Owners and Management.................14

Item 12.    Certain Relationships and Related Transactions.................................15

Item 13.    Exhibits and Reports on Form 8-K...............................................15

SIGNATURES.................................................................................16

FINANCIAL STATEMENTS.......................................................................F-1




                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Frost Hanna Capital Group, Inc. (the "Company") was formed in February 1996 to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 1,557,000 shares of its Common Stock to its officers, directors, and other shareholders at an average price per share of $.14 for an aggregate sum of $216,613. On September 22, 1997, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,100,202 shares of Common Stock, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $5,875,079, after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 110,020 shares of Common Stock. The Offering was a "blank check" offering. See "Management's Discussion and Analysis or Plan of Operation."

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential. The Company intends to utilize cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Acquired Business, it will not expend less than 80% of the Net Proceeds upon its first Business Combination. Consequently, it is likely that the Company will have the ability to effect only a single Business Combination. The Company may effect a Business Combination with an Acquired Business which may be financially unstable or in its early stage of development or growth. Although the Company has had certain preliminary discussions with Acquired Business candidates regarding a possible Business Combination, as of March 27, 1998 the Company has not entered into any agreements, agreements in principle or understandings regarding a Business Combination.

"BLANK CHECK" COMPANY

         BACKGROUND. A Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, without undertaking a public offering itself, due to, among other things, the time delays, significant expense, loss of voting control and other burdens (including significant professional fees) associated with compliance with various Federal and state securities laws in the context of an initial public offering.

         UNSPECIFIED INDUSTRY AND ACQUIRED BUSINESS. The Company does not select any particular industry in which to concentrate its Business Combination efforts. However, in connection with seeking stockholder approval of a Business Combination, the Company intends to furnish its shareholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"), which, among other matters, will include a description of the operations of the Acquired Business candidate and audited historical financial statements thereof. To the extent the Company effects a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a Business Combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. In addition, although management will endeavor to evaluate the risks inherent in a particular industry or Acquired Business, there can be no assurance that the Company will properly ascertain or assess all significant risk factors.

         PROBABLE LACK OF BUSINESS DIVERSIFICATION. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Acquired Business, it will not expend less than 80% from the Net Proceeds upon its first Business Combination. Consequently, it is likely that the Company will have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several Business Combinations of entities operating in multiple industries or multiple areas of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which the Company may operate subsequent to a Business Combination. In addition, by consummating a Business Combination with only a single entity, the prospects for the Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Acquired Business by the Company, there can be no assurance that the Acquired Business will prove to be commercially viable. Prior to the consummation of a Business Combination, the Company has no intention to purchase or acquire a minority interest in any company.

         OPPORTUNITY FOR STOCKHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS. The shareholders will, in all likelihood, neither receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to the Company in connection with selecting a potential Business Combination until after the Company has entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to stockholder approval. As a result, shareholders will be almost entirely dependent on the judgment of management in connection with the selection and ultimate consummation of a Business Combination. In connection with seeking stockholder approval of a Business Combination, the Company intends to furnish its shareholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the Acquired Business candidate and audited historical financial statements thereof.

         Under the Florida Business Corporation Act, certain forms of Business Combinations may be effected without stockholder approval. In addition, the form of Business Combination may have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) to shareholders disapproving the proposed Business Combination. The Company will afford to shareholders the right to approve any Business Combination, irrespective of whether or not such approval would be required under applicable Florida law. In the event, however, that 30% or more of the Shares held by those persons holding shares of Common Stock sold in the Offering (the "Public Shareholders") vote against approval of any Business Combination, the Company will not consummate such Business Combination. All of the officers and directors of the Company, who own in the aggregate approximately 48% of the Common Stock outstanding as of the date hereof, have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of the Shares held by the Public Shareholders with respect to any Business Combination.

         LIMITED ABILITY TO EVALUATE ACQUIRED BUSINESS'S MANAGEMENT. While the Company's ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Acquired Business cannot presently be stated with any certainty. While it is possible that certain of the Company's key personnel will remain associated in some capacities with the Company following a Business

Combination, it is unlikely that such key personnel will devote their full efforts to the affairs of the Company subsequent thereto. Moreover, there can be no assurance that such personnel will have any experience or knowledge relating to the operations of the particular Acquired Business. Furthermore, although the Company intends to closely scrutinize the management of a prospective Acquired Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurance that the Company's assessment of such management will prove to be correct, especially in light of the inexperience of current key personnel of the Company in evaluating businesses. Furthermore, there can be no assurance that such future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. The Company may also seek to recruit additional managers to supplement the incumbent management of the Acquired Business. There can be no assurance that the Company will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

         SELECTION OF AN ACQUIRED BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION. Management anticipates that the selection of an Acquired Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of the Company's search for the acquisition of an Acquired Business requires maximum flexibility inasmuch as the Company will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. The possible lack of diversification among the Company's acquisitions may not permit the Company to offset potential losses from one venture against profits from another. Management of the Company will have virtually unrestricted flexibility in identifying and selecting a prospective Acquired Business. In addition, in evaluating a prospective Acquired Business, management will consider, among other factors, the following:

     o    costs associated with effecting the Business Combination;

     o    equity interest in and opportunity for control of the Acquired
          Business;

     o growth potential of the Acquired Business and the industry in which it operates;

     o experience and skill of management and availability of additional personnel of the Acquired Business;

     o    capital requirements of the Acquired Business;

     o    competitive position of the Acquired Business;

     o stage of development of the product, process or service of the Acquired Business;

     o degree of current or potential market acceptance of the product, process or service of the Acquired Business;

     o proprietary features and degree of intellectual property or other protection of the product, process or service of the Acquired Business; and

     o regulatory environment of the industry in which the Acquired Business operates.

         The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with the Company's business objective. In connection with its evaluation of a prospective Acquired Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to the Company.

         The time and costs required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot presently be ascertained with any degree of certainty. Messrs. Frost and Hanna currently devote approximately 50% of their working time to the affairs of the Company, Messrs. Baxter and Rosenberg intend to devote approximately 10% of their working time to the affairs of the Company and Mr. Fernandez does not intend to devote any time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if the Company's executive officers devoted their full time to the Company's affairs. Any costs incurred in connection with the identification and evaluation of a prospective Acquired Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination.

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

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure the Business Combination so as to achieve the most favorable tax treatment to the Company, the Acquired Business and their respective shareholders. There can be no assurance that the IRS or appropriate state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the IRS or state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Acquired Business and their respective shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

         The Company may utilize cash, equity, debt or a combination of these as consideration in effecting a Business Combination. Although the Company has no commitments as of the date hereof to issue any additional shares of Common Stock, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that such additional shares are issued, dilution to the interest of the Company's shareholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with a Business Combination, a change in control of the Company may occur.

         If securities of the Company are issued as part of an acquisition, it cannot be predicted whether such securities will be issued in reliance upon exemptions from registration under applicable Federal or state securities laws or will be registered for public distribution. When registration of securities is required, substantial cost may be incurred and time delays encountered. In addition, the issuance of additional securities and their potential sale in any trading market which may develop in the Company's Common Stock, of which there is no assurance, may depress the price of the Company's Common Stock in such market or any other market which may develop in the Company's Common Stock.

         The Company's operations may be limited by the Investment Company Act of 1940. Unless the Company registers with the SEC as an investment company, it will not, among other things, be permitted to own or propose to acquire investment securities having a value, exclusive of government securities and cash items, exceeding 40% of the value of the Company's total assets on an unconsolidated basis. It is not anticipated that the Company will have a policy restricting the type of investments it may make. While the Company will attempt to conduct its operations so as not to require registration under the Investment Company Act of 1940, there can be no assurances that the Company will not be deemed to be subject to the Investment Company Act of 1940.

         There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a Business Combination or otherwise finance the operations of the Acquired Business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on such borrowings and then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company. The inability of the Company to borrow funds for an additional infusion of capital into an Acquired Business may have material adverse effects on the Company's financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, an Acquired Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

         Because of the Company's small size, there may be business constraints on its ability to raise additional capital when needed. Until such time as any enterprise, product or service which the Company acquires generates revenues sufficient to cover operating costs, it is conceivable that the Company could find itself in a situation where it needs additional funds in order to continue its operations. This need could arise at a time when the Company is unable to borrow funds and/or when market acceptance for the sale of additional shares of the Company's Common Stock does not exist.

PAYMENT OF SALARIES OR CONSULTING FEES

         In connection with the consummation of a Business Combination, the Company may become obligated to pay to certain persons consulting fees or salaries. The Company currently pays to each of Messrs. Frost and Hanna, $10,000 monthly for salary and $1,000 monthly for non-accountable expense allowance. No other officers, directors or current shareholders shall be paid any consulting fees or salaries by the Company for services delivered by such persons in connection with a Business Combination. The Company shall reimburse its officers and directors for any accountable reasonable expenses incurred in connection with activities on behalf of the Company. The Escrow Fund (as hereinafter defined) (including any interest earned thereon) will not be used for salaries or benefits payable to Mr. Frost or Mr. Hanna or to reimburse the Company's officers and directors for expenses incurred in connection with activities on behalf of the Company. No funds (including any interest earned thereon) will be disbursed from the Escrow Fund for reimbursement of expenses. Other than the foregoing, there is no limit on the amount of such reimbursable expenses and there will be no review of the reasonableness of such expenses by anyone other than the Board of Directors, all of the members of which are officers. In the event the Company requires in excess of 20% of the Net Proceeds for operations, Messrs. Frost and Hanna have undertaken to waive their salaries until the consummation by the Company of a Business Combination. Subsequent to the consummation of a Business Combination, to the extent the current officers, directors and/or shareholders of the Company provide services to the Company, such persons may receive from the Company consulting fees or salaries. The Company has no present intention to pay to anyone any consulting fees or salaries. The Company is not aware of any plans, proposals, understandings or arrangements with respect to the sale of any shares of Common Stock of the Company by any current shareholders. Further, there are no plans, proposals, understandings or arrangements with respect to the transfer by the Company to any of the current shareholders of any funds, securities or other assets of the Company.

COMPETITION

         The Company expects to encounter intense competition from other entities having a business objective similar to that of the Company. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, personnel and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. Inasmuch as the Company may not have the ability to compete effectively with its competitors in selecting a prospective Acquired Business, the Company may be compelled to evaluate certain less attractive prospects. There can be no assurance that such prospects will permit the Company to meet its stated business objective.

UNCERTAINTY OF COMPETITIVE ENVIRONMENT OF ACQUIRED BUSINESS

         In the event that the Company succeeds in effecting a Business Combination, the Company will, in all likelihood, become subject to intense competition from competitors of the Acquired Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Acquired Business cannot presently be ascertained. There can be no assurance that, subsequent to a Business Combination, the Company will have the resources to compete effectively, especially to the extent that the Acquired Business is in a high-growth industry.

REDEMPTION RIGHTS

         At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") each of the Public Shareholders the right, for a specified period of time of not less than 20 days, to redeem all, but not a portion of, their shares of Common Stock, at a per share price equal to the Company's liquidation value on the record date for determination of shareholders entitled to vote upon the proposal to approve such Business Combination (the "Record Date") divided by the number of Shares held by all of the Public Shareholders. The Redemption Offer will be described in the disclosure documentation relating to the proposed Business Combination. The Company's liquidation value will be equal to the Company's book value, as determined by the Company and audited by the Company's independent public accountants (the "Company's Liquidation Value") (which amount will be less than the initial public offering price per Share in the Offering in view of the expenses of the Offering and the anticipated expenses which will be incurred in seeking a Business Combination), calculated as of the Record Date. In no event, however, will the Company's Liquidation Value be less than the Escrow Fund (as hereinafter defined), inclusive of any net interest income thereon. If the holders of less than 30% of the Shares held by the Public Shareholders elect to have their Shares redeemed, the Company may, but will not be required to, proceed with such Business Combination. If the Company elects to so proceed, it will redeem Shares, based upon the Company's Liquidation Value, from those Public Shareholders who requested such redemption and who voted against the Business Combination. If the holders of 30% or more of the Shares held by Public Shareholders vote against approval of any potential Business Combination, the Company will not proceed with such Business Combination and will not redeem such Shares. Unless otherwise specified by such shareholder, a vote against the proposed Business Combination will constitute a request by such shareholder for redemption of his Shares. If the Company determines not to pursue a Business Combination or if the Business Combination is not consummated for any other reason, even if the holders of less than 30% of the Shares held by Public Shareholders vote against approval of the potential Business Combination, no Shares will be redeemed. Accordingly, in order for a stockholder to have his Shares redeemed, (i) such stockholder must vote against approval of the Business Combination and (ii) the Business Combination must be consummated. The Escrow Fund will be released to shareholders voting against a Business Combination only in connection with the consummation of a Business Combination.

EMPLOYEES

         As of the date hereof, the Company's employees consist of its executive officers, of whom Messrs. Frost and Hanna each devote approximately 50% of their working time to the affairs of the Company and Messrs. Baxter and Rosenberg each devote approximately 10% of their working time to the affairs of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently maintains, at a cost of $3,000 per month, its executive offices in approximately 1,445 square feet of office space located at 327 Plaza Real, Suite 319, Boca Raton, Florida 33432. The Company considers this space adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation, nor, to the knowledge of management, is any such litigation presently threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal U.S. market in which the Company's Common Stock, $.0001 par value, is traded is the over-the-counter market under the symbol "FHAN." The Common Stock commenced trading in the final week of October, 1997. The following table shows the reported low bid and high bid quotations for the Common Stock for the interim periods indicated below. The high and low bid prices for the periods indicated are interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. These quotations have been obtained from the OTC Bulletin Board (the "Bulletin Board").

                                                         LOW BID            HIGH BID
                                                       (PER SHARE)         (PER SHARE)
                                                       -----------         -----------
September 22, 1997 - September 30, 1997                     --(1)                --
October 1, 1997 - December 31, 1997                      $5.25               $5.50
January 1, 1998 - March 13, 1998                         $5.125               5.625

------------------
(1) No bid prices were reported in the third quarter of 1997.

         The approximate number of holders of record of the Company's Common Stock, as of March 24, 1998, amounts to 300, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was formed in February 1996 to seek to effect a Business Combination with an Acquired Business. In connection with its initial capitalization, the Company issued 1,557,000 shares of its Common Stock to its officers, directors, and other shareholders for an aggregate sum of $216,613. On September 22, 1997, the Company's Registration Statement was declared effective by the SEC. Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,100,202 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $5,875,079 after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 110,020 shares of Common Stock. The offering was a "blank check" offering.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of December 31, 1997, the Company had cash of $776,067 and prepaid expenses of $8,015. As of December 31, 1997, the Company had total liabilities of $20,750 and total shareholders' deficit of $410,491. Following the consummation of the Offering, eighty percent (80%) of the Net Proceeds ($4,560,069) (the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of a redemption offer.

         Other than the Escrow Fund, the Company, as of December 31, 1997 had $776,067 in cash, substantially all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

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

NEW ACCOUNTING PRONOUNCEMENT

         The Company follows SFAS No. 128, "Earnings Per Share" which is effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the current standards for computing earnings per share ("EPS") under APB No. 15, "Earnings Per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. This dual presentation and reconciliation are not presented as basic and diluted EPS are the same for the Company as it has been in a net loss position and all options would be anti-dilutive.

CONTINGENCIES

         The Company has assessed the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 will not significantly impact the Company as it has no current operations.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(a) of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current executive officers and directors of the Company are as follows:

NAME                           AGE      POSITION
----                           ---      --------

Richard B. Frost               49       Chief Executive Officer,
                                        Chairman of the Board of Directors

Mark J. Hanna                  50       President, Director

Donald H. Baxter               54       Vice President, Secretary, Director

Marshal E. Rosenberg, Ph.D.    60       Vice-President, Treasurer, Director

Charles M. Fernandez           36       Director

----------

         Richard B. Frost has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception. Mr. Frost was the Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Mergers Group, Inc. ("Frost Hanna Mergers") from October 1993 until Frost Hanna Mergers consummated a business combination with Pan American World Airways, Inc. (the "Pan Am Business Combination") in September 1996. Mr. Frost remained a member of the Pan Am Board of Directors until April 21, 1997. On February 26, 1998, Pan Am filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court. Mr. Frost was the Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Acquisition, Inc. ("Frost Hanna Acquisition") from April 1993 until Frost Hanna Acquisition consummated a business combination with Kids Mart, Inc. (the "Kids Mart Business Combination") in January 1996, at which time Mr. Frost resigned from such positions. On January 10, 1997, Kids Mart filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court. From June 1992 to May 1994, Mr. Frost held similar positions at Frost Hanna Halpryn Capital Group, Inc. ("Frost Hanna Halpryn") until such company's business combination with Sterling Healthcare Group, Inc. and certain of its affiliates (the "Sterling Business Combination"). From February 1992 through May 1992, Mr. Frost was Regional Director of GKN Securities Corp., a broker-dealer ("GKN"), where his responsibilities included the recruitment and training of GKN brokerage personnel located or to be located in Florida. From May, 1982 through February, 1992, Mr. Frost was a Vice President and Branch Manager of Dean Witter Reynolds, a broker-dealer, where his responsibilities included the management and day-to-day operations of the West Boca Raton and Lighthouse Point, Florida, branch offices of such brokerage firm. Mr. Frost is currently a member of the Board of Directors of Continucare, a Florida corporation ("Continucare") engaged in the development and management of mental and physical rehabilitation health care programs.

         Mark J. Hanna has been the President and a member of the Board of Directors of the Company since its inception. Mr. Hanna was the President and a member of the Board of Directors of Frost Hanna Mergers from October 1993 until the Pan Am Business Combination in September 1996. Mr. Hanna remained a member of the Pan Am Board of Directors until April 21, 1997. On February 26, 1998, Pan Am filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court. Mr. Hanna was the President and a member of the Board of Directors of Frost Hanna Acquisition from April 1993 until January 1996, whereupon Mr. Hanna resigned from such positions following the Kids Mart Business Combination. On January 10, 1997, Kids Mart filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court. Mr. Hanna held similar positions at Frost Hanna Halpryn from June 1992 until the Sterling Business Combination in May 1994. From February, 1992 through May, 1992, Mr. Hanna was a registered representative with GKN. From January, 1992 through February, 1992, Mr. Hanna was a registered representative with Barron Chase Securities, Inc. From September, 1990 through January, 1992, Mr. Hanna was a registered representative with Prudential Bache Securities, Inc. From August, 1982 through June, 1985, Mr. Hanna was First Vice President, Investments, at the Fort Lauderdale office of Drexel Burnham Lambert Incorporated. From July, 1985 through September, 1990, Mr. Hanna was Chief Executive Officer and principal shareholder of GGH Consulting, Inc., a firm engaged in providing financial consulting services. From September, 1985 through December, 1988, Mr. Hanna was a director of Biocontrol, Technology, Inc. (f/k/a Coratomic, Inc.), a public company engaged at that time in the manufacture and sale of cardiac pacemakers and heart valves ("Biocontrol"). From September, 1986 through March, 1987, Mr. Hanna was the Chief Operating Officer of Biocontrol. Mr. Hanna is currently a member of the Board of Directors of Continucare.

         Donald H. Baxter has been Vice President, Secretary and a member of the Board of Directors of the Company since its inception. Mr. Baxter was the Vice President, Secretary and a member of the Board of Directors of Frost Hanna Mergers from October 1993 until the Pan Am Business Combination in September 1996. Mr. Baxter was the Vice President, Secretary and a member of the Board of Directors of Frost Hanna Acquisition from April 1993 until the Kids Mart Business Combination in January 1996. During the past five years, Mr. Baxter has been the President of Baxter Financial Corporation, an investment advisory firm, and President and Chairman of the Board of Directors of the Philadelphia Fund and Eagle Growth, mutual funds which are registered under the Investment Company Act of 1940. Mr. Baxter serves on the Board of Great Eastern Bank and Sunol Molecular Corporation, both of which are located in Miami, Florida.

         Marshal E. Rosenberg, Ph.D. has been a member of the Board of Directors of the Company since its inception. Dr. Rosenberg was the Vice President, Treasurer and a member of the Board of Directors of Frost Hanna Mergers from October 1993 until the Pan Am Business Combination in September 1996. Dr. Rosenberg was the Vice President, Secretary and a member of the Board of Directors of Frost Hanna Acquisition from April 1993 until the Kids Mart Business Combination in January 1996. Dr. Rosenberg was a director of Frost Hanna Halpryn from June 1992 until shortly following the Sterling Business Combination when he resigned in December 1994. During the past five years, Dr. Rosenberg has been the President, Chairman and sole shareholder of The Marshal
E. Rosenberg Organization, Inc., Coral Gables, Florida, a firm engaged in the sale of life, health and disability insurance. Dr. Rosenberg is an investor in numerous private enterprises, engaged in, among other things, real estate development and retail sales. He served as a member of the Board of Directors and member of the Executive Committee of the former Intercontinental Bank, Miami, Florida. In addition, Dr. Rosenberg is a member of the faculty at the University of Miami School of Business.

         Charles M. Fernandez, serves as Chairman of the Board, President and Chief Executive Officer of Continucare, a leading developer and manager of outpatient behavioral and physical rehabilitation programs and facilities. Mr. Fernandez co-founded Continucare in February 1996, recognizing the future growth potential in the outpatient healthcare services industry. Under his leadership, Continucare now manages 33 healthcare services centers and provides a continuum of healthcare services in five states: Florida, Tennessee, Texas, Illinois and Missouri. Continucare recently announced an agreement with Bally Total Fitness to provide comprehensive outpatient rehabilitation services at more than 100 Bally's fitness centers nationwide, and also made its first physician practice acquisition: Norman Gaylis M.D., Inc., a rheumatology practice subsidiary of Sheridan Healthcare, Inc. Prior to co-founding Continucare, Mr. Fernandez served as Executive Vice President and Director of Heftel Broadcasting Corporation (Nasdaq National Market: HBCCA), a Spanish language radio broadcasting company in the United States which owns 17 radio stations in markets including Los Angeles, New York, Miami, Chicago and Dallas/Fort Worth. He has also served as an officer of Bally Entertainment Corporation. He received a Bachelor of Business Administration from Florida International University.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

KEY-MAN INSURANCE

         The Company has obtained $1,000,000 "key man" policies insuring each of the lives of Messrs. Frost and Hanna. There can be no assurances that such "key man" insurance will be maintained at reasonable rates, if at all. The loss, incapacity or unavailability of any of Messrs. Frost or Hanna at the present time or in the foreseeable future, before a qualified replacement was obtained, could have a material adverse effect on the Company's operations. In connection with the purchase of such policies, The Marshal E. Rosenberg Organization, Inc., a firm affiliated with Dr. Rosenberg, received a commission of approximately $4,464 in 1997 and $2,700 in 1996.

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

         In the course of their other business activities, including private investment activities, Messrs. Frost, Hanna, Baxter, Fernandez and Dr. Rosenberg may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which they are affiliated. Such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of corporations incorporated under the laws of the State of Florida are required to present certain business opportunities to such corporations. Accordingly, as a result of multiple business affiliations, Messrs. Frost, Hanna, Baxter, Fernandez and Dr. Rosenberg may have similar legal obligations relating to presenting certain business opportunities to the various entities upon which they serve as directors. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the Board of Directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of Messrs. Frost, Hanna, Baxter, Fernandez and Dr. Rosenberg have agreed to present to the Company for its consideration, prior to presentation to any other entity, any prospective Acquired Business which is appropriate for the Company to consider and which prospective Acquired Business participates in an industry dissimilar to any of the industries to which such individuals have corporate affiliations. It should be further noted, that the Company shall not consider Business Combinations with entities owned or controlled by officers, directors, greater than 10% shareholders of the Company or any person who directly or indirectly controls, is controlled by or is under common control with the Company. The Company may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company.

         Pursuant to an agreement among each of Messrs. Frost, Hanna, Baxter, Fernandez and Dr. Rosenberg and the Company, such persons will not (i) actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock at a per share price different than that offered with respect to the Public Shares as a condition to or in connection with a Business Combination or (ii) cause any securities of the Company to be sold by any officers, directors, greater than 10% shareholders or persons who may be deemed promoters of the Company except as may otherwise be made in permitted market transactions without affording all shareholders of the Company a similar opportunity. Further, the Company shall not borrow funds to be used directly or indirectly to
(i) purchase any shares of the Company's Common Stock owned by management of the Company; or (ii) make payments to the Company's promoters, management or their affiliates or associates.

SIGNIFICANT EMPLOYEES

         None.

FAMILY RELATIONSHIPS

         None.

COMPLIANCE WITH SECTION 16(A)

         To the Company's knowledge, for the fiscal year ended December 31, 1997, and for the period ended March 25, 1998, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         Pursuant to employment agreements, Messrs. Frost and Hanna each receive $10,000 monthly for salary and $1,000 monthly for non-accountable expense allowance. Further, all officers and directors of the Company receive accountable reimbursement for any reasonable business expenses incurred in connection with activities on behalf of the Company. The Escrow Fund (including any interest earned thereon) shall not be used to pay salaries or benefits to Mr. Frost or Mr. Hanna or reimburse the Company's officers and directors for expenses incurred by such persons on behalf of the Company. No funds (including any interest earned thereon) will be disbursed from the Escrow Fund for reimbursement of expenses. Other than the foregoing, there is no limit on the amount of such reimbursable expenses, and there will be no review of the reasonableness of such expenses by anyone other than the Board of Directors, all of the members of which are officers. In the event the Company requires in excess of 20% of the Net Proceeds for operations, Messrs. Frost and Hanna have undertaken to waive their salaries until the consummation of a Business Combination. None of the Company's executive officers or directors or their respective affiliates will receive any consulting or finder's fees in connection with a Business Combination. Further, other than pursuant to the employment agreements, none of such persons will receive any other payments or assets, tangible or intangible, unless received by all other shareholders on a proportionate basis.

         The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to Richard B. Frost, the Chief Executive Officer and Chairman of the Board of Directors, and Mark J. Hanna, President of the Company. No other person employed by the Company earned in excess of $100,000 during the fiscal year ended December 31, 1997.

                                                                                                   LONG-TERM COMPENSATION
                                                                                       --------------------------------------------
                                    ANNUAL COMPENSATION                                     AWARDS                 PAYOUTS
                     -------------------------------------------------  -------------  ----------------  --------------------------
                                                                         RESTRICTED
                                                        OTHER ANNUAL        STOCK                           LTIP        ALL OTHER
NAME AND                        SALARY      BONUS       COMPENSATION      AWARD(S)       OPTIONS/SARS     PAYOUTS      COMPENSATION
PRINCIPAL POSITION     YEAR       ($)        ($)            ($)              ($)             (#)            ($)            ($)
------------------     ----     ------      -----       ------------    ------------     --------------   --------     ------------

Richard B. Frost,               55,000        0              0                0               0              0              0
CEO

Mark J. Hanna                   55,000        0              0                0               0              0              0



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 24, 1998, certain information regarding the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to be the owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; and (iii) all officers and directors of the Company as a group:

              NAME AND ADDRESS OF                      AMOUNT AND NATURE OF              PERCENT OF
             BENEFICIAL OWNER (1)                      BENEFICIAL OWNERSHIP              CLASS (2)
             --------------------                      --------------------              ---------
Richard B. Frost                                              362,000                      13.6%
327 Plaza Real
Suite 319
Boca Raton, FL 33432

Mark J. Hanna                                                 362,000                      13.6%
327 Plaza Real
Suite 319
Boca Raton, FL 33432

Marshal E. Rosenberg, Ph.D.                                   300,000                      11.3%
2333 Ponce de Leon Blvd.
Suite 314
Coral Gables, FL 33134

Donald H. Baxter                                              100,000                       3.8%
327 Plaza Real
Suite 319
Boca Raton, FL 33432

Charles M. Fernandez                                          150,000                       5.6%
NationsBank Tower
100 S.E. 2nd Street, 36th Floor
Miami, FL 33131-2100

All Officers and Directors as a Group                       1,274,000                      48.0%


----------------

(1) Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. No persons named in the table are acting as nominees for any persons or are otherwise under the control of any person or group of persons.
(2)  Assumes no exercise of the Underwriter Options.
(3) Does not include 35,000 shares of Common Stock owned by Donald S. Rosenberg, Dr. Rosenberg's brother, of which Dr. Rosenberg disclaims beneficial ownership.

         The shares of the Company's Common Stock owned by all of the executive officers and directors of the Company have been placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until the occurrence of a Business Combination. During such escrow period, such executive officers and directors will not be able to sell, or otherwise transfer, their respective shares of Common Stock, but will retain all other rights as shareholders of the Company, including, without limitation, the right to vote such shares of Common Stock.

         Messrs. Frost, Hanna, Baxter, Fernandez and Dr. Rosenberg may be deemed to be "promoters" and "parents" of the Company, as such terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the fiscal year ended December 31, 1997, there were no material transactions between the Company and any of its officers and/or directors which individually involved $60,000 or more.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

            a.   Exhibits.

                 1.       Financial Statements begin on page F-1.

                 2.       Financial Statements Schedules are not required.

                 3.       Exhibits:

                          27        Financial Data Schedule (for SEC use only).

            b.   Reports on Form 8-K

                 1.       None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FROST HANNA CAPITAL GROUP, INC.


Date: March 30, 1998                      By:/s/ MARK J. HANNA
                                              ---------------------------------
                                           Mark J. Hanna, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.

Date: March 30, 1998                 /s/ Richard B. Frost
                                     ------------------------------------------
                                     Richard B. Frost, Chief Executive Officer,
                                     Chairman of the Board of Directors

Date: March 30, 1998                 /s/ Mark J. Hanna
                                     ------------------------------------------
                                     Mark J. Hanna, President and Director

Date: March 30, 1998                 /s/ Marshal E. Rosenberg, Ph.D.
                                     ------------------------------------------
                                     Marshal E. Rosenberg, Ph.D.,
                                     Vice President, Treasurer (Principal
                                     Financial and Accounting Officer), Director


Date: March 30, 1998                 /s/ Donald H. Baxter
                                     ------------------------------------------
                                     Donald H. Baxter, Vice President
                                     Secretary, Director

Date: March 30, 1998                 /s/ Charles Fernandez
                                     ------------------------------------------
                                     Charles Fernandez, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Frost Hanna Capital Group, Inc.:

We have audited the accompanying balance sheets of Frost Hanna Capital Group, Inc. (a Florida corporation in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and the periods from inception (February 2, 1996) to December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frost Hanna Capital Group, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the periods from inception (February 2, 1996) to December 31, 1996 and 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Miami, Florida,
    March 3, 1998.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                ASSETS                                             1997           1996
                                ------                                          -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents, including interest
        bearing amounts of $745,048 and $87,516 in
        1997 and 1996, respectively                                             $   776,067    $    91,818
     Prepaid expenses                                                                 8,015           --
     Restricted short-term investments                                            4,608,759           --
                                                                                -----------    -----------
                  Total current assets                                            5,392,841         91,818
                                                                                -----------    -----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $2,810 and $212 in 1997 and
     1996, respectively                                                              21,084          2,968

DEFERRED REGISTRATION COSTS                                                            --          129,785
                                                                                -----------    -----------

                  Total assets                                                  $ 5,413,925    $   224,571
                                                                                ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------


CURRENT LIABILITIES:
     Accrued expenses                                                           $    20,750    $    14,118
     Accrued registration costs                                                        --           94,785
     Accrued officers' salaries                                                        --           44,000
                                                                                -----------    -----------
                  Total current liabilities                                          20,750        152,903
                                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 1
     and 6)

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000
        shares authorized, 2,657,202 and 1,492,000
        shares issued and outstanding in 1997 and
        1996, respectively                                                              266            149
     Additional paid-in capital                                                   5,803,400        183,963
     Deficit accumulated during development stage                                  (410,491)      (112,444)
                                                                                -----------    -----------
                  Total stockholders' equity                                      5,393,175         71,668
                                                                                -----------    -----------

                  Total liabilities and stockholders' equity                    $ 5,413,925    $   224,571
                                                                                ===========    ===========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)

                            STATEMENTS OF OPERATIONS

                                                      For the Year     For the Period From Inception
                                                         Ended             (February 2, 1996) to
                                                      December 31,              December 31,
                                                          1997               1996           1997
                                                      -----------        -----------    -----------
REVENUES                                              $      --          $      --      $      --
                                                      -----------        -----------    -----------

EXPENSES:
     Officers' salaries                                   110,000             77,000        187,000
     General and administrative                           246,703             36,309        283,012
                                                      -----------        -----------    -----------
                  Total operating expenses                356,703            113,309        470,012

INTEREST INCOME                                            58,656                865         59,521
                                                      -----------        -----------    -----------

                  Net loss                            $  (298,047)       $  (112,444)   $  (410,491)
                                                      ===========        ===========    ===========

BASIC AND DILUTED LOSS PER
     COMMON SHARE                                     $     (0.17)       $     (0.08)   $     (0.25)
                                                      ===========        ===========    ===========


WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                                        1,783,153          1,492,000      1,643,905
                                                      ===========        ===========    ===========













     The accompanying notes to financial statements are an integral part of these statements.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                  THE PERIOD FROM INCEPTION (FEBRUARY 2, 1996)
                              TO DECEMBER 31, 1996


                                                                                                    Deficit
                                                                                                  Accumulated
                                                               Common Stock        Additional     During the
                                                       ------------------------      Paid-In      Development
                                                        Shares        Amount         Capital         Stage           Total
                                                     -----------    -----------    -----------    -----------    -----------
Sale of common stock to promoters                      1,124,000    $       112    $      --      $      --      $       112

Sale of common stock                                     368,000             37        183,963           --          184,000

Net loss for the period from inception
    (February 2, 1996) to December 31, 1996              --                --             --         (112,444)      (112,444)
                                                      ----------     ----------     ----------     ----------     ----------

BALANCE, December 31, 1996                             1,492,000            149        183,963       (112,444)        71,668

Sale of common stock                                     145,000             15         72,486           --           72,501

Initial public offering of common stock, net           1,100,202            110      5,586,943           --        5,587,053

Redemption of common stock (Note 7)                      (80,000)            (8)       (39,992)          --          (40,000)

Net loss for the year ended December 31, 1997               --             --             --         (298,047)      (298,047)
                                                     -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 1997                             2,657,202    $       266    $ 5,803,400    $  (410,491)   $ 5,393,175
                                                     ===========    ===========    ===========    ===========    ===========

     The accompanying notes to financial statements are an integral part of these statements.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)

                            STATEMENTS OF CASH FLOWS

                                                                    For the Year    For the Period From Inception
                                                                       Ended      (February 2, 1996) to December 31,
                                                                     December 31, ----------------------------------
                                                                         1997           1996            1997
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $  (298,047)   $  (112,444)   $  (410,491)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation                                                        2,598            212          2,810
       Interest on restricted short-term investments                     (48,690)          --          (48,690)
       Write-off of deferred registration costs                           35,000           --           35,000
       Changes in assets and liabilities:
         Increase in prepaid expenses                                     (8,015)          --           (8,015)
         Increase in accrued expenses                                      6,632         14,118         20,750
         Increase (decrease) in accrued officers' salaries               (44,000)        44,000           --
                                                                     -----------    -----------    -----------
              Net cash used in operating activities                     (354,522)       (54,114)      (408,636)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of restricted short-term investments                     (4,560,069)          --       (4,560,069)
   Capital expenditures                                                  (20,714)        (3,180)       (23,894)
                                                                     -----------    -----------    -----------
              Net cash used in investing activities                   (4,580,783)        (3,180)    (4,583,963)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                         5,659,554        184,112      5,843,666
   Redemption of common stock                                            (40,000)          --          (40,000)
   Proceeds from officer loans                                            75,000           --           75,000
   Payment of officer loans                                              (75,000)          --          (75,000)
   Deferred registration costs                                              --          (35,000)       (35,000)
                                                                     -----------    -----------    -----------
              Net cash provided by financing activities                5,619,554        149,112      5,768,666
                                                                     -----------    -----------    -----------

              Net increase in cash                                       684,249         91,818        776,067

                                   (Continued)

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)

                            STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                             For the Year        For the Period From Inception
                                                                Ended          (February 2, 1996) to December 31,
                                                             December 31,      ----------------------------------
                                                                 1997              1996                 1997
                                                            -------------      -------------        -------------
CASH AND CASH EQUIVALENTS, beginning of period              $      91,818      $        --          $        --
                                                            -------------      -------------        -------------

CASH AND CASH EQUIVALENTS, end of period                    $     776,067      $      91,818        $     776,067
                                                            =============      =============        =============










     The accompanying notes to financial statements are an integral part of these statements.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1.   GENERAL

Frost Hanna Capital Group, Inc. (the "Company") was formed on February 2, 1996 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination") with an operating or development stage business (an "Acquired Business"). The Company is currently in the development stage and all efforts of the Company to date have been limited to organizational activities.

As further discussed in Note 3, on October 16, 1997, the Company consummated an initial public offering of its securities (the " Offering").

The Offering may be considered a "blank check" offering. Blank check offerings are characterized by an absence of substantive disclosures related to the use of the net proceeds of the offering. Although substantially all of the net proceeds of the Offering are intended to be utilized to effect a Business Combination, the net proceeds are not being designated for any more specific purpose. Moreover, since the Company has not yet identified an acquisition target, investors in the Offering will have virtually no substantive information available for advance consideration of any Business Combination.

Upon completion of the Offering, 80% of the net proceeds therefrom were placed in an interest bearing escrow account (the "Escrow Fund"), subject to release upon the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination, or (ii) the exercise by certain shareholders of the Redemption Offer (as hereinafter defined). Any interest earned on the Escrow Fund shall remain in escrow and be used by the Company either (i) following a Business Combination in connection with the operations of an Acquired Business or (ii) in connection with the distribution to the shareholders through the exercise of the Redemption Offer or the liquidation of the Company. In the event the Company requires in excess of 20% of the Net Proceeds for operations, Messrs. Richard B. Frost, Chief Executive Officer and Chairman of the Board of Directors; and Mark J. Hanna, President and Director, have undertaken to waive their salaries prospectively until the consummation by the Company of a Business Combination. Investors' funds may be escrowed for an indefinite period of time following the consummation of the Offering. Further, there can be no assurances that the Company will ever consummate a Business Combination. In the event of the exercise of the Redemption Offer, investors may only recoup a portion of their investment. The Company currently has no expectation with regard to the Company's plans in the event a Business Combination is not consummated by a certain date.

The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's shareholders for their approval. In the event, however, that the holders of 30% or more of the shares of the Company's common stock sold in the Offering which are outstanding vote against approval of any Business Combination, the Company will not consummate such Business Combination. The shares of common stock sold in the Offering may sometimes be referred to as the "Public Shares" and the holders (whether current or future) of the Public Shares are referred to as "Public Shareholders". All of the officers and directors of the Company, who owned in the aggregate approximately 82% of the common stock outstanding prior to the Offering, have agreed to vote their respective shares of common stock in accordance with the vote of the majority of the Public Shares with respect to any such Business Combination.

At the time the Company seeks shareholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") to each of the Public Shareholders who vote against the proposed Business Combination and affirmatively request redemption, for a twenty (20) day period, to redeem all, but not a portion of, their Public Shares, at a per share price equal to the Company's liquidation value on the record date for determination of shareholders entitled to vote upon the proposal to approve such Business Combination (the "Record Date") divided by the number of Public Shares. The Company's liquidation value will be equal to the Company's book value, as determined by the Company, calculated as of the Record Date. In no event, however, will the Company's liquidation value be less than the Escrow Fund, inclusive of any net interest income thereon. If the holders of less than 30% of the Public Shares held by Public Shareholders elect to have their shares redeemed, the Company may, but will not be required to, proceed with such Business Combination. If the Company elects to so proceed, it will redeem the Public Shares, based upon the Company's liquidation value, from those Public Shareholders who affirmatively requested such redemption and who voted against the Business Combination. However, if the holders of 30% or more of the Public Shares held by Public Shareholders vote against approval of any potential Business Combination, the Company will not proceed with such Business Combination and will not redeem such Public Shares. If the Company determines not to pursue a Business Combination, even if the Public Shareholders of less than 30% of the Public Shares vote against approval of the potential Business Combination, no Public Shares will be redeemed.

As a result of its limited resources, the Company will, in all likelihood, have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business.

The Company is in the development stage, has had no revenues to date and is entirely dependent upon the proceeds of the Offering to commence operations relating to selection of a prospective Acquired Business. The Company will not receive any revenues, other than interest income, until, at the earliest, the consummation of a Business Combination. In the event that the proceeds of the Offering prove to be insufficient for purposes of effecting a Business Combination, the Company will be required to seek additional financing. In the event no Business Combination is identified, negotiations are incomplete or no Business Combination has been consummated, and all of the proceeds of the Offering other than the Escrow Fund have been expended, the Company currently has no plans or arrangements with respect to the possible acquisition of additional financing which may be required to continue the operations of the Company. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The accompanying information has been prepared to conform with Rule 419 of the Securities and Exchange Commission, which was adopted to strengthen the regulation of securities offered by "blank check" companies. A blank check company is defined as (a) a development stage company that has no specific business plan or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company and (b) a company which issues securities that, among other things, (i) are not quoted in the NASDAQ system, or, (ii) in the case of a company which has been in continuous operation for less than three years, has net tangible assets of less than $5,000,000. Although the Company is a "blank check" company, it does not believe that Rule 419 will be applicable to it in view of the fact that its net tangible assets exceed $5,000,000. Accordingly, investors in the Offering will not receive the substantive protection provided by Rule 419. Additionally, there can be no assurance that the United States Congress will not enact legislation which will prohibit or restrict the sale of securities of "blank check" companies.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. As of December 31, 1997, the balance in the Escrow Fund was $4,608,759, at amortized cost which approximated fair value. The Escrow Fund is currently invested in United States government-backed short-term securities. The Company intends to hold the securities in the Escrow Fund to maturity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, restricted short-term investments, accrued expenses, accrued registration costs, and accrued officers' salaries are reflected in the financial statements at their approximate fair value.

     PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years.

     INCOME TAXES

The Company is in a loss position for both financial reporting and tax purposes. The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The only item giving rise to such a deferred tax asset or liability is the loss carryforward as a result of the operating loss incurred for the period from inception (February 2, 1996) to December 31, 1997. However, due to the uncertainty of the Company's ability to generate income in the future, the deferred tax asset has been fully reserved.

     NEW ACCOUNTING PRONOUNCEMENTS

The Company follows SFAS No. 128, "Earnings Per Share" which is effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the current standards for computing earnings per share ("EPS") under APB No. 15, "Earnings Per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. This dual presentation and reconciliation are not presented as basic and diluted EPS are the same for the Company as it has been in a net loss position and all options would be anti-dilutive.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted in fiscal 1998. This statement establishes standards to reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from nonowner sources.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets.

The Company does not expect the adoption of SFAS Nos. 130 and 131 to have a material impact or require additional disclosure.

3.   PUBLIC OFFERING OF SECURITIES

In the Offering, which closed on October 16, 1997, the Company sold to the public 1,100,202 shares of its common stock, at a price of $6 per share. Net proceeds before other offering expenses totaled $5,875,079.

In connection with the Offering, the Company has sold to the underwriter, at an aggregate price of $110, warrants (the "Underwriter Options") to purchase up to 110,020 shares of the Company's common stock at an exercise price of $9.90 per share. The Underwriter Options are exercisable for a period of four years commencing October 16, 1998.

The Company has accounted for the Underwriter Options issued in 1997 in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", which applies to transactions with non-employees. In accordance with SFAS No. 123, the issuance of the Underwriter Options was recorded as a cost of the Offering.

4.   COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. As of December 31, 1997, there is a minimum of 97,232,798 authorized but unissued shares of common stock available for issuance (after appropriate reserves for the issuance of common stock upon full exercise of the Underwriter Options). The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without shareholder approval. The Company currently has no commitments to issue any shares of common stock other than as described in the Offering; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution of the interests of the Company's shareholders participating in the Offering may occur.

5.   RELATED-PARTY TRANSACTIONS

The Company has obtained $1,000,000 "key man" term policies insuring each of the lives of Messrs. Frost and Hanna. In connection with the purchase of such policies, The Marshal E. Rosenberg Organization, Inc., a firm affiliated with Dr. Rosenberg, a Vice President, Treasurer and Director of the Company received a payment of approximately $4,464 during 1997.

During 1997, certain directors of the Company made unsecured, noninterest bearing loans totaling $75,000 to the Company for operating expenses. These loans were repaid from the proceeds of the Offering.

6.   COMMITMENTS AND CONTINGENCIES

The Company entered into employment agreements with Messrs. Frost and Hanna commencing on September 15, 1996 and requiring monthly salaries of $10,000 each plus monthly nonaccountable expense allowances of $1,000 each. The deferred amounts due to Messrs. Frost and Hanna for the period from inception (February 2, 1996) to the date of closing of the public offering were paid upon the closing.

The Company shall reimburse its officers and directors for any accountable reasonable expenses incurred in connection with activities on behalf of the Company. There is no limit on the amount of such reimbursable expenses, and there will be no review of the reasonableness of such expenses by anyone other than the Board of Directors, all of the members of which are officers.

Commencing on January 15, 1997, the Company moved its executive offices to a new location pursuant to a three-year lease agreement at an approximate cost per month of $3,000.

7.   REDEMPTION OF COMMON STOCK

In June 1997, the Company redeemed, at the original purchase price, 80,000 shares of its common stock from a third party.