Form 10QSB
period 1998-03-31
FROST HANNA CAPITAL GROUP INC
filed 1998-05-15
CIK 1029730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                           Commission File No. 0-23444

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         FROST HANNA CAPITAL GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                       Florida                                                 65-0701248
                --------------------                                       -------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer
                                                                           Identification No.)


                            327 Plaza Real, Suite 319
                              Boca Raton, FL 33432
               ------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 367-1079
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X              No
                                 -----               --------

Number of shares outstanding of each of the issuer's losses of common equity:________

      As of May 8, 1998, the Company had a total of 2,657,202 shares of Common Stock, par value $.0001 per share (the "Common Stock"), outstanding. Additionally, as of such date Underwriter Warrants to purchase 110,020 shares of Common Stock (the "Underwriter Warrants") remained outstanding and unexercised. Each Underwriter Warrant entitles the holder thereof to purchase one share of Common Stock at a purchase price of $9.90 per share commencing October 16, 1998 and for a period of four years thereafter.

     Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                         FROST HANNA CAPITAL GROUP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1998


                                      INDEX



                                                                                                              PAGE NO.
                                                                                                              --------

PART I

Item 1.           Financial Statements............................................................................1

Item 2.           Management's Discussion and Analysis or Plan of Operation.......................................1

PART II

Item 1.           Legal Proceedings...............................................................................4

Item 2.           Changes in Securities...........................................................................4

Item 3.           Defaults Upon Senior Securities.................................................................4

Item 4.           Submission of Matters to Vote of Security Holders...............................................4

Item 5.           Other Information...............................................................................4

Item 6.           Exhibits and Reports on Form 8-K................................................................4

SIGNATURES........................................................................................................5

FINANCIAL STATEMENTS............................................................................................F-1

                                     PART I

ITEM 1.                    FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1998 and from inception (February 2, 1996) to the period ended March 31, 1998, are not necessarily indicative of the results for the year ending December 31, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Frost Hanna Capital Group, Inc. (the "Company"), was formed in February 1996 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination"), with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 1,557,000 shares of its Common Stock to its officers, directors, and other shareholders for an aggregate sum of $216,613. On September 22, 1997, the Company's Registration Statement on Form SB-2 (the "Registration Statement"), was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,100,202 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering"), and received net proceeds of approximately $5,875,079 (which amount, less estimated expenses of the Offering, is referred to herein as the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 110,020 shares of Common Stock. The Offering was a "blank check" offering.

Liquidity and Capital Resources/Plan of Operation

         As of March 31, 1998 and December 31, 1997, respectively, the Company had cash and cash equivalents of $689,823 and $776,067, restricted short-term investments of $4,659,535 and $4,608,759, property and equipment of $17,669 and $21,084 and prepaid expenses of $8,015 and $8,015. As of March 31, 1998 and December 31, 1997, respectively, the Company had total liabilities of $21,170 and $20,750 and total stockholders' equity of $5,353,872 and $5,393,175.
Following the consummation of the Offering, eighty percent (80%) of the Net Proceeds ($4,560,063) (the "Escrow Fund"), were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of redemption rights which will be offered (the "Redemption Offer") at the time the Company seeks shareholder approval of any potential Business Combination. As of March 31, 1998, there was $4,659,535 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of March 31, 1998 and December 31, 1997, respectively, had $689,823 and $776,067 in cash, substantially all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

         The expenses required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate a Business Combination (including the negotiation of relevant agreements and the preparation of requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot be presently ascertained with any degree of certainty. Pursuant to employment agreements, the Company pays to each of Mr. Richard Frost, Chief Executive Officer and Chairman of the Board of the Company, and Mr. Mark Hanna, President of the Company, $10,000 monthly for salary and $1,000 monthly each for Messrs. Frost's and Hanna's non-accountable expense allowance.

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

Key Man Insurance

         The Company has obtained $1,000,000 "key man" term policies insuring each of the lives of Messrs. Frost and Hanna. There can be no assurances that such "key man" insurance will be maintained at reasonable rates, if at all. The loss, incapacity or unavailability of any of Messrs. Frost or Hanna at the present time or in the foreseeable future, before a qualified replacement was obtained, could have a material adverse effect on the Company's operations. In connection with the purchase by the Company of such policies, The Marshal E. Rosenberg Organization, Inc., a firm in which Dr. Rosenberg, a director of the Company, is an officer, director and sole shareholder, received a commission of approximately $2,700 in 1996 and $4,464 in 1997. No further commissions are contemplated to be earned in connection with the purchase of such "key man" life insurance policies.

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

         Pursuant to an agreement among each of Messrs. Frost, Hanna, Baxter, Rosenberg and Fernandez and the Company, such persons will not (i) actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock at a per share price different than that offered with respect to the Public Shares as a condition to or in connection with a Business Combination or; (ii) cause any securities of the Company to be sold by any officers, directors, greater than 10% shareholders or persons who may be deemed promoters of the Company except as may otherwise be made in permitted market transactions without affording all shareholders of the Company a similar opportunity. Further, the Company shall not borrow funds to be used directly or indirectly to
(i) purchase any shares of the Company's Common Stock owned by management of the Company; or (ii) make payments to the Company's promoters, management or their affiliates or associates.

                                     PART II

ITEM 1.                    LEGAL PROCEEDINGS

                  The Company is not presently a party to any material litigation, nor to the knowledge of management, is any such litigation presently threatened.

ITEM 2.           CHANGES IN SECURITIES

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  During the quarter ended March 31, 1998, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       Financial Statements begin on page F-1.

                  2.       Exhibits: None

         (b)      Reports on Form 8-K.


                  1.       None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FROST HANNA CAPITAL GROUP, INC.



Dated: May 15, 1998                     By:  /s/ Mark J. Hanna
                                             ------------------------------
                                             Mark J. Hanna, President

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                            CONDENSED BALANCE SHEETS



                                                                     December 31,     March 31,
                                  ASSETS                                1997            1998
                                  ------                             ------------    -----------
                                                                                    (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents, including interest
        bearing amounts of $745,048 in 1997 and
        $684,958 in 1998                                             $   776,067    $   689,823
     Restricted short-term investments                                 4,608,759      4,659,535
     Prepaid expenses                                                      8,015          8,015
                                                                     -----------    -----------
                  Total current assets                                 5,392,841      5,357,373

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $2,810 in 1997 and $4,636 in 1998                    21,084         17,669
                                                                     -----------    -----------

                  Total assets                                       $ 5,413,925    $ 5,375,042
                                                                     ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    -------------------------------------

CURRENT LIABILITIES:
     Accrued expenses                                                $    20,750    $    21,170
                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000
        shares authorized, 2,657,202 shares
        issued and outstanding in 1997 and 1998                              266            266
     Additional paid-in capital                                        5,803,400      5,803,400
     Deficit accumulated during development stage                       (410,491)      (449,794)
                                                                     -----------    -----------
                  Total stockholders' equity                           5,393,175      5,353,872
                                                                     -----------    -----------

                  Total liabilities and stockholders' equity         $ 5,413,925    $ 5,375,042
                                                                     ===========    ===========





            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                            For the
                                                                                                          Period From
                                                              For the                  For the             Inception
                                                            Three Months             Three Months         (February 2,
                                                               Ended                    Ended               1996) to
                                                              March 31,                March 31,            March 31,
                                                                1997                     1998                 1998
                                                            -----------               -----------         -----------
REVENUES                                                    $        --               $        --         $        --
                                                            -----------               -----------         -----------
EXPENSES:
     Officers' salaries                                          44,000                    66,000             253,000
     General and administrative                                  80,515                    38,896             321,908
                                                            -----------               -----------         -----------
                  Total operating expenses                      124,515                   104,896             574,908

INTEREST INCOME                                                     561                    65,593             125,114
                                                            -----------               -----------         -----------

                  Net loss                                  $  (123,954)              $   (39,303)        $  (449,794)
                                                            ===========               ===========         ===========

BASIC AND DILUTED LOSS PER
     COMMON SHARE                                           $     (0.08)              $     (0.01)        $     (0.25)
                                                            ===========               ===========         ===========


WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                                              1,492,000                 2,657,202           1,781,170
                                                            ===========               ===========         ===========






            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                         For the
                                                                                                       Period From
                                                                         For the        For the         Inception
                                                                       Three Months   Three Months   (February 2, 1996)
                                                                          Ended          Ended              to
                                                                        March 31,       March 31,        March 31,
                                                                           1997           1998             1998
                                                                     -------------- -------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $  (123,954)   $   (39,303)   $  (449,794)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation                                                          455          1,826          4,636
       Interest on restricted short-term investments                          --        (50,776)       (99,466)
       Write-off of deferred registration costs                           35,000             --         75,000
       Loss on disposal of fixed assets                                       --          1,589          1,589
       Changes in assets and liabilities:
         Increase in prepaid expenses                                    (26,360)            --         (8,015)
         Increase in accrued expenses                                     18,943            420         21,170
         Increase in accrued officers' salaries                           44,000             --             --
                                                                     -----------    -----------    -----------
              Net cash used in operating activities                      (51,916)       (86,244)      (454,880)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of restricted short-term investments                             --             --     (4,560,069)
   Capital expenditures                                                  (17,970)            --        (23,894)
                                                                     -----------    -----------    -----------
              Net cash used in investing activities                      (17,970)            --     (4,583,963)
                                                                     -----------    -----------    -----------

                                   (Continued)


                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)


                                                                                                     For the
                                                                                                    Period From
                                                                      For the        For the         Inception
                                                                    Three Months   Three Months  (February 2, 1996)
                                                                       Ended         Ended               to
                                                                     March 31,     March 31,          March 31,
                                                                        1997         1998               1998
                                                                    ------------  -------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                      $        --    $        --    $ 5,843,666
   Redemption of common stock                                                --             --        (40,000)
   Proceeds from officer loans                                           20,000             --         75,000
   Payment of officer loans                                                  --             --        (75,000)
   Deferred registration costs                                          (28,710)            --        (75,000)
                                                                    -----------    -----------    -----------
              Net cash (used in) provided by financing activities        (8,710)            --      5,728,666
                                                                    -----------    -----------    -----------

              Net (decrease) increase in cash                           (78,596)       (86,244)       689,823

CASH AND CASH EQUIVALENTS, beginning of period                           91,818        776,067             --
                                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                            $    13,222    $   689,823    $   689,823
                                                                    ===========    ===========    ===========



            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS



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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

In management's opinion, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three months then ended. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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

     Recent Accounting Pronouncements

The Company follows Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which is effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the current standards for computing earnings per share ("EPS") under Accounting Principles Board ("APB") No. 15, "Earnings Per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. This dual presentation and reconciliation are not presented as basic and diluted EPS are the same for the Company as it has been in a net loss position and all options would be anti-dilutive.

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

4.   COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. As of March 31, 1998, there is a minimum of 97,232,798 (unaudited) authorized but unissued shares of common stock available for issuance (after appropriate reserves for the issuance of common stock upon full exercise of the Underwriter Options). The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without shareholder approval. The Company currently has no commitments to issue any shares of common stock other than as described in the Offering; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution of the interests of the Company's shareholders participating in the Offering may occur.

In June 1997, the Company redeemed, at the original purchase price, 80,000 shares of its common stock from a third party.

5.   COMMITMENTS AND CONTINGENCIES

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