Form 10QSB
period 1998-06-30
FROST HANNA CAPITAL GROUP INC
filed 1998-08-14
CIK 1029730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                           Commission File No. 0-23444

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         FROST HANNA CAPITAL GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             FLORIDA                                       65-0701248
 ------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                            327 Plaza Real, Suite 319
                              Boca Raton, FL 33432
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 367-1079
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

Number of shares outstanding of each of the issuer's classes of common equity:

         As of August 14, 1998, the Company had a total of 2,657,202 shares of Common Stock, par value $.0001 per share (the "Common Stock"), outstanding. Additionally, as of such date Underwriter Warrants to purchase 110,020 shares of Common Stock (the "Underwriter Warrants") remained outstanding and unexercised. Each Underwriter Warrant entitles the holder thereof to purchase one share of Common Stock at a purchase price of $9.90 per share commencing October 16, 1998 and for a period of four years thereafter.

         Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                         FROST HANNA CAPITAL GROUP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1998


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

Item 3.   Defaults Upon Senior Securities.................................................................4

Item 4.   Submission of Matters to Vote of Security Holders...............................................4

Item 5.   Other Information...............................................................................4

Item 6.   Exhibits and Reports on Form 8-K................................................................4

SIGNATURES ...............................................................................................5

FINANCIAL STATEMENTS.....................................................................................F-1



                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 1998 and from inception (February 2, 1996) to the period ended June 30, 1998, are not necessarily indicative of the results for the year ending December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Frost Hanna Capital Group, Inc. (the "Company"), was formed in February 1996 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination"), with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 1,557,000 shares of its Common Stock to its officers, directors and other shareholders for an aggregate sum of $216,613. On September 22, 1997, the Company's Registration Statement on Form SB-2 (the "Registration Statement"), was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,100,202 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering"), and received net proceeds of approximately $5,843,666 (which amount is referred to herein as the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 110,020 shares of Common Stock. The Offering was a "blank check" offering.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of June 30, 1998 and December 31, 1997, respectively, the Company had cash and cash equivalents of $583,325 and $776,067, restricted short-term investments of $4,713,739 and $4,608,759, property and equipment of $15,844 and $21,084 and prepaid expenses of $8,015 and $8,015. As of June 30, 1998 and December 31, 1997, respectively, the Company had total liabilities of $15,643 and $20,750 and total stockholders' equity of $5,305,280 and $5,393,175. Following the consummation of the Offering, eighty percent (80%) of the Net Proceeds ($4,560,063) (the "Escrow Fund"), were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination or (ii) the exercise by certain shareholders of redemption rights which will be offered (the "Redemption Offer") at the time the Company seeks shareholder approval of any potential Business Combination. As of June 30, 1998, there was $4,713,739 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of June 30, 1998 and December 31, 1997, respectively, had $583,325 and $776,067 in cash, substantially all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

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

         The Company anticipates that it will make contact with business prospects primarily through the efforts of its officers, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects and undertake such further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Acquired Business candidates may be brought to its attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formula basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such services.

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

KEY MAN INSURANCE

         The Company has obtained $1,000,000 "key man" term policies insuring each of the lives of Messrs. Frost and Hanna. There can be no assurances that such "key man" insurance will be maintained at reasonable rates, if at all. The loss, incapacity or unavailability of any of Messrs. Frost or Hanna at the present time or in the foreseeable future, before a qualified replacement was obtained, could have a material adverse effect on the Company's operations. In connection with the purchase by the Company of such policies, The Marshal E. Rosenberg Organization, Inc., a firm in which Dr. Rosenberg, a director of the Company, is an officer, director and sole shareholder, received a commission of approximately $2,700 in 1996, $4,464 in 1997 and approximately $200 in 1998.

CONFLICTS OF INTEREST

         None of the Company's key personnel are required to commit their full time to the affairs of the Company and, accordingly, such personnel may have conflicts of interest in allocating management time among various business activities. Certain of these key personnel may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by the Company. Messrs. Frost and Hanna are each currently directors of Continucare Corporation, a Florida corporation ("Continucare"), which is engaged in the development and management of mental and physical rehabilitation health care programs. Dr. Rosenberg is an investor in numerous private enterprises, that are engaged in, among other things, real estate development and retail sales, which business interests may conflict with those of an Acquired Business. Mr. Donald Baxter, a director of the Company, is the President of Baxter Financial Corporation, an investment advisory firm, and the President and Chairman of the Philadelphia Fund and Eagle Growth Shares, mutual funds registered under the Investment Company Act of 1940. Mr. Charles Fernandez, a director of the Company, is currently the Chairman of the Board, President and Chief Executive Officer of Continucare. Certain activities which may be performed by such individuals in connection with their other business affiliations may be deemed competitive with the business of the Company.

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

         Pursuant to an agreement among each of Messrs. Frost, Hanna, Baxter, Rosenberg and Fernandez and the Company, such persons will not (i) actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock at a per share price different than that offered with respect to the Public Shares as a condition to or in connection with a Business Combination or (ii) cause any securities of the Company to be sold by any officers, directors, greater than 10% shareholders or persons who may be deemed promoters of the Company except as may otherwise be made in permitted market transactions without affording all shareholders of the Company a similar opportunity. Further, the Company shall not borrow funds to be used directly or indirectly to (i) purchase any shares of the Company's Common Stock owned by management of the Company or (ii) make payments to the Company's promoters, management or their affiliates or associates.

NEW DIRECTORS

         On June 23, 1998, pursuant to the Underwriting Agreement, by and between the Company and Cardinal Investment Services, Inc. (f/k/a Community Investment Services, Inc.) dated as of September 27, 1997, Robert J. Escobio was appointed to serve as a member of the Company's Board of Directors. On July 13, 1998, Alan Freeman was also appointed as a director of the Company. Alan Freeman is affiliated with Freeman, Buczyner & Gero, the Company's accountants.

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

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            During the quarter ended June 30, 1998, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

            1. Financial Statements begin on page F-1.

            2. Exhibits:

               27.......Financial Data Schedule (for SEC use only).

       (b)  Reports on Form 8-K.

            1. None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FROST HANNA CAPITAL GROUP, INC.



Dated: August 14, 1998                        By:/s/ Mark J. Hanna
                                                 ------------------------------
                                                 Mark J. Hanna, President

                        FROST HANNA CAPITAL GROUP, INC.

                       (A Development Stage Corporation)


                            CONDENSED BALANCE SHEETS



                                                                                December 31,             June 30,
                                                                                   1997                    1998
                                                                                ------------           -------------
                                                                                                        (Unaudited)
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents, including interest
        bearing amounts of $745,048 in 1997 and
        $572,925 in 1998                                                        $     776,067          $     583,325
     Restricted short-term investments                                              4,608,759              4,713,739
     Prepaid expenses                                                                   8,015                  8,015
                                                                                -------------          -------------
                  Total current assets                                              5,392,841              5,305,079

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $2,810 in 1997 and $6,461 in 1998                                 21,084                 15,844
                                                                                -------------          -------------

                  Total assets                                                  $   5,413,925          $   5,320,923
                                                                                =============          =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                           $      20,750          $      15,643
                                                                                -------------          -------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000
        shares authorized, 2,657,202 shares
        issued and outstanding in 1997 and 1998                                           266                    266
     Additional paid-in capital                                                     5,803,400              5,803,400
     Deficit accumulated during development stage                                    (410,491)              (498,386)
                                                                                -------------          -------------
                  Total stockholders' equity                                        5,393,175              5,305,280
                                                                                -------------          -------------

                  Total liabilities and stockholders' equity                    $   5,413,925          $   5,320,923
                                                                                =============          =============





            The accompanying notes to condensed financial statements
                 are an integral part of these balance sheets.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                                     For the
                                                                                                                   Period From
                                                          For the       For the        For the      For the         Inception
                                                       Three Months   Three Months   Six Months    Six Months      (February 2,
                                                           Ended         Ended          Ended         Ended          1996) to
                                                         June 30,       June 30,      June 30,       June 30,        June 30,
                                                           1997          1998           1997           1998           1998
                                                       -----------    -----------    -----------    -----------    -----------
REVENUES                                               $        --    $        --    $     --       $      --      $        --
                                                       -----------    -----------    -----------    -----------    -----------

EXPENSES:
     Officers' salaries                                         --         66,000         44,000        132,000        319,000
     General and administrative                             95,620         50,466        176,135         89,362        372,374
                                                       -----------    -----------    -----------    -----------    -----------
                Total operating expenses                    95,620        116,466        220,135        221,362        691,374

INTEREST INCOME                                                154         67,874            715        133,467        192,988
                                                       -----------    -----------    -----------    -----------    -----------

                Net loss                                  $(95,466)      $(48,592)     $(219,420)      $(87,895)     $(498,386)
                                                       ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER
     COMMON SHARE                                           $(0.06)        $(0.02)        $(0.14)        $(0.03)        $(0.27)
                                                       ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                                         1,557,000      2,657,202      1,557,000      2,657,202      1,840,621
                                                       ===========    ===========    ===========    ===========    ===========


            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                                  For the
                                                                                                                Period From
                                                                               For the          For the          Inception
                                                                              Six Months      Six Months        (February 2,
                                                                                Ended           Ended             1996) to
                                                                               June 30,        June 30,           June 30,
                                                                                 1997            1998              1998
                                                                              ----------     ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(219,420)     $    (87,895)    $    (498,386)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation                                                               2,390             3,651             6,461
       Interest accretion on restricted short-term investments                     -             (115,389)         (164,079)
       Write-off of deferred registration costs                                  75,000                 -            75,000
       Loss on disposal of fixed assets                                            -                1,589             1,589
       Changes in assets and liabilities:
         Increase in prepaid expenses                                           (21,964)                -            (8,015)
         Increase in accrued officers' salaries                                  44,000                 -                 -
         Increase (decrease) in accrued expenses                                 44,114            (5,107)           15,643
                                                                               --------      ------------     -------------
              Net cash used in operating activities                             (75,880)         (203,151)         (571,787)
                                                                               --------      ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of restricted short-term investments                                     -       (13,874,584)      (18,434,653)
   Maturities of restricted short-term investments                                    -        13,884,993        13,884,993
   Capital expenditures                                                         (17,970)            -               (23,894)
                                                                               --------      ------------     -------------
              Net cash (used in) provided by investing activities               (17,970)           10,409        (4,573,554)
                                                                               --------      ------------     -------------

                                   (Continued)

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (Continued)


                                                                                                            For the
                                                                                                          Period From
                                                                      For the             For the          Inception
                                                                     Six Months         Six Months        (February 2,
                                                                       Ended              Ended             1996) to
                                                                      June 30,           June 30,           June 30,
                                                                        1997               1998              1998
                                                                     ----------        ------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                       $     72,501       $          -      $  5,843,666
   Redemption of common stock                                             (40,000)                 -           (40,000)
   Proceeds from officer loans                                             75,000                  -            75,000
   Payment of officer loans                                                     -                  -           (75,000)
   Deferred registration costs                                            (68,710)                 -           (75,000)
                                                                     ------------       ------------      ------------
              Net cash provided by financing activities                    38,791                  -         5,728,666
                                                                     ------------       ------------      ------------

              Net (decrease) increase in cash                             (55,059)          (192,742)          583,325

CASH AND CASH EQUIVALENTS, beginning of period                             91,818            776,067                 -
                                                                     ------------       ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                             $     36,759       $    583,325      $    583,325
                                                                     ============       ============      ============



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

As further discussed in Note 3, on October 16, 1997, the Company consummated an initial public offering of its securities (the "Offering").

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

Upon completion of the Offering, 80% of the net proceeds therefrom were placed in an interest bearing escrow account (the "Escrow Fund"), subject to release upon the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of consummating a Business Combination or (ii) the exercise by certain shareholders of the Redemption Offer (as hereinafter defined). Any interest earned on the Escrow Fund shall remain in escrow and be used by the Company either (i) following a Business Combination in connection with the operations of an Acquired Business or (ii) in connection with the distribution to the shareholders through the exercise of the Redemption Offer or the liquidation of the Company. In the event the Company requires in excess of 20% of the Net Proceeds for operations, Messrs. Richard B. Frost, Chief Executive Officer and Chairman of the Board of Directors, and Mark J. Hanna, President and Director, have undertaken, as of the date such determination is made, to waive their salaries prospectively until the consummation by the Company of a Business Combination. Investors' funds may be escrowed for an indefinite period of time following the consummation of the Offering. Further, there can be no assurances that the Company will ever consummate a Business Combination. In the event of the exercise of the Redemption Offer, investors may only recoup a portion of their investment. The Company currently has no expectation with regard to the Company's plans in the event a Business Combination is not consummated by a certain date.

The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's shareholders for their approval. In the event, however, that the holders of 30% or more of the shares of the Company's common stock sold in the Offering which are outstanding vote against approval of any Business Combination, the Company will not consummate such Business Combination. The shares of common stock sold in the Offering may sometimes be referred to as the "Public Shares" and the holders (whether current or future) of the Public Shares are referred to as "Public Shareholders." All of the officers and directors of the Company, who owned in the aggregate approximately 82% of the common stock outstanding prior to the Offering, have agreed to vote their respective shares of common stock in accordance with the vote of the majority of the Public Shares with respect to any such Business Combination.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

In management's opinion, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations and cash flows for the six months ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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

     Recent Accounting Pronouncements

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. This dual presentation and reconciliation are not presented as basic and diluted EPS are the same for the Company as it has been in a net loss position and all options and warrants are anti-dilutive.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which the Company adopted in the first quarter of 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from nonowner sources. The Company does not have any material comprehensive income items reported outside its statements of operations for the three and six months ended June 30, 1998 and 1997. Therefore, the Company's net loss for the three and six months ended June 30, 1998 and 1997, equals its comprehensive loss for the same time periods.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in the Company's 1998 annual financial statements. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in the Company's first quarter of 2000. This statement establishes accounting and reporting standards that require that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value.

The Company does not expect the adoption of SFAS Nos. 131 and 133 to have a material impact on its reported financial position or results of operations or require additional disclosure.

3.   PUBLIC OFFERING OF SECURITIES

In the Offering, which closed on October 16, 1997, the Company sold to the public 1,100,202 shares of its common stock, at a price of $6 per share. Net proceeds totaled $5,843,666.

In connection with the Offering, the Company has sold to the underwriter, at an aggregate price of $110, warrants (the "Underwriter Options") to purchase up to 110,020 shares of the Company's common stock at an exercise price of $9.90 per share. The Underwriter Options are exercisable for a period of four years commencing October 16, 1998.

The Company has accounted for the Underwriter Options issued in 1997 in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", which applies to transactions with non-employees. In accordance with SFAS No. 123, the fair value of the Underwriter Options was recorded as a cost of the Offering.

4.   COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. As of June 30, 1998, there is a minimum of 97,232,778 authorized but unissued shares of common stock available for issuance (after appropriate reserves for the issuance of common stock upon full exercise of the Underwriter Options). The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without shareholder approval. The Company currently has no commitments to issue any shares of common stock other than as described in the Offering; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution of the interests of the Company's shareholders participating in the Offering may occur.

In June 1997, the Company redeemed, at the original purchase price, 80,000 shares of its common stock from a third party.

5.   COMMITMENTS AND CONTINGENCIES

The Company entered into employment agreements with Messrs. Frost and Hanna commencing on September 15, 1996 and requiring monthly salaries of $10,000 each plus monthly nonaccountable expense allowances of $1,000 each. The employment agreements end on September 15, 1999 with automatic extensions for additional one-year periods thereafter. Messrs. Frost's and Hanna's salaries were paid through October 1996. Messrs. Frost and Hanna agreed that amounts due under their employment agreements for the period from November 1, 1996 to the consummation date of the Offering would be limited to $88,000, which amount was paid to Messrs. Frost and Hanna on the date of closing of the Offering.

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

6.   RELATED-PARTY TRANSACTIONS

On July 13, 1998, Alan Freeman was appointed to the Board of Directors of the Company to serve as a director. Alan Freeman is affiliated with Freeman, Buczyner & Gero, the Company's internal accountants.