Form 10QSB
period 1998-09-30
FROST HANNA CAPITAL GROUP INC
filed 1998-11-13
CIK 1029730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                           Yes    X         No
                                -----            -----

Number of shares outstanding of each of the issuer's classes of common equity:

         As of November 11, 1998, the Company had a total of 2,657,202 shares of Common Stock, par value $.0001 per share (the "Common Stock"), outstanding. Additionally, as of such date Underwriter Warrants to purchase 110,020 shares of Common Stock (the "Underwriter Warrants") remained outstanding and unexercised. Each Underwriter Warrant entitles the holder thereof to purchase one share of Common Stock at a purchase price of $9.90 per share commencing October 16, 1998 and for a period of four years thereafter.

         Transitional Small Business Disclosure Format:  Yes [  ]    No [ X ]

                         FROST HANNA CAPITAL GROUP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I

Item 1.    Financial Statements.............................................1

Item 2.    Management's Discussion and Analysis or Plan of Operation........1

PART II

Item 1.    Legal Proceedings................................................4

Item 2.    Changes in Securities............................................4

Item 3.    Defaults Upon Senior Securities..................................4

Item 4.    Submission of Matters to Vote of Security Holders................4

Item 5.    Other Information................................................4

Item 6.    Exhibits and Reports on Form 8-K.................................4

SIGNATURES..................................................................5

FINANCIAL STATEMENTS......................................................F-1

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS


     The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended September 30, 1998 and from inception (February 2, 1996) to the period ended September 30, 1998, are not necessarily indicative of the results for the year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Frost Hanna Capital Group, Inc. (the "Company") was formed in February 1996 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 1,557,000 shares of its Common Stock to its officers, directors and other shareholders for an aggregate sum of $216,613. On September 22, 1997, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,100,202 shares of Common Stock, par value $.0001 per share (sometimes referred to as, the "Public Shares"), at a purchase price of $6.00 per share (the "Offering"), and received net proceeds of approximately $5,875,079 (which amount, less estimated expenses of the Offering, is referred to herein as the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 110,020 shares of Common Stock. The Offering was a "blank check" offering.

Liquidity and Capital Resources/Plan of Operation

     As of September 30, 1998 and December 31, 1997, respectively, the Company had cash and cash equivalents of $472,189 and $776,067, restricted short-term investments of $4,771,967 and $4,608,759, property and equipment of $14,018 and $21,084 and prepaid expenses of $11,809 and $8,015. As of September 30, 1998 and December 31, 1997, respectively, the Company had total liabilities of $3,500 and $20,750 and total stockholders' equity of $5,266,483 and $5,393,175.
Following the consummation of the Offering, eighty percent (80%) of the Net Proceeds ($4,560,063) (the "Escrow Fund"), were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of redemption rights which will be offered (the "Redemption Offer") at the time the Company seeks shareholder approval of any potential Business Combination. As of September 30, 1998, there was $4,771,967 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

     Other than the Escrow Fund, the Company, as of September 30, 1998 and December 31, 1997, respectively, had $472,189 and $776,067 in cash, substantially all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

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

     The Company anticipates that it will make contact with business prospects primarily through the efforts of its officers who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects and undertake such further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Acquired Business candidates may be brought to its attention from various affiliated sources and unaffiliated sources including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formula basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such services.

     As part of the Company's investigation of prospective enterprises, products and services, management intends to request that current owners of a prospective Acquired Business provide, among other things, written materials regarding the current owner's business, products or services, available market studies, as well as the assumptions upon which they are made, appropriate title documentation with respect to the assets, products and services of the potential Acquired Business, detailed written descriptions of any transactions between the potential Acquired Business and any of its affiliates, copies of pleadings and material litigation, if any, copies of material contracts and any and all other information deemed relevant. Additionally, the Company may verify such information, if possible, by interviewing competitors, certified public accountants and other persons in a position to have independent knowledge regarding the product or service as well as the financial condition of the potential Acquired Business.

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

Conflicts of Interest

     None of the Company's key personnel are required to commit their full time to the affairs of the Company and, accordingly, such personnel may have conflicts of interest in allocating management time among various business activities. Certain of these key personnel may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by the Company. Messrs. Frost and Hanna are each currently directors of Continucare Corporation, a Florida corporation ("Continucare"), which is engaged in the development and management of mental and physical rehabilitation health care programs. Dr. Rosenberg is an investor in numerous private enterprises that are engaged in, among other things, real estate development and retail sales, which business interests may conflict with those of an Acquired Business. Mr. Donald Baxter, a director of the Company, is the President of Baxter Financial Corporation, an investment advisory firm, and the President and Chairman of the Philadelphia Fund and Eagle Growth Shares, mutual funds registered under the Investment Company Act of 1940. Mr. Charles Fernandez, a director of the Company, is currently the Chairman of the Board, President and Chief Executive Officer of Continucare. Certain activities which may be performed by such individuals in connection with their other business affiliations may be deemed competitive with the business of the Company.

     In the course of their other business activities, including private investment activities, Messrs. Frost, Hanna, Baxter, Rosenberg and Fernandez may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which they are affiliated. Such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of corporations incorporated under the laws of the State of Florida are required to present certain business opportunities to such corporations. Accordingly, as a result of multiple business affiliations, Messrs. Frost, Hanna, Baxter, Rosenberg and Fernandez may have similar legal obligations relating to presenting certain business opportunities to the various entities upon which they serve as directors. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the Board of Directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of Messrs. Frost, Hanna, Baxter, Rosenberg and Fernandez have agreed to present to the Company for its consideration, prior to presentation to any other entity, any prospective Acquired Business which is appropriate for the Company to consider and which prospective Acquired Business participates in an industry dissimilar to any of the industries to which such individuals have corporate affiliations. It should be further noted that the Company shall not consider Business Combinations with entities owned or controlled by officers, directors, greater than 10% shareholders of the Company or any person who directly or indirectly controls, is controlled by or is under common control with the Company. The Company may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 1998, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          1.       Financial Statements begin on page F-1.

          2.       Exhibits: 27 Financial Data Schedule (For SEC use only)

     (b)  Reports on Form 8-K.

          1.       None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FROST HANNA CAPITAL GROUP, INC.



Dated: November 11, 1998              By: /s/ Mark J. Hanna, President
                                          ------------------------------------
                                          Mark J. Hanna, President

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                            CONDENSED BALANCE SHEETS



                                                                 December 31,     September 30,
                                   ASSETS                            1997              1998
                                   ------                        ------------     --------------
                                                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents, including interest
        bearing amounts of $745,048 in 1997 and
        $450,392 in 1998                                          $   776,067       $   472,189
     Restricted short-term investments                              4,608,759         4,771,967
     Prepaid expenses                                                   8,015            11,809
                                                                  -----------       -----------
                  Total current assets                              5,392,841         5,255,965

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $2,810 in 1997 and $8,287 in 1998                 21,084            14,018
                                                                  -----------       -----------

                  Total assets                                    $ 5,413,925       $ 5,269,983
                                                                  ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                             $    20,750       $     3,500
                                                                  -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000
        shares authorized, 2,657,000 shares
        issued and outstanding in 1997 and 1998                           266               266
     Additional paid-in capital                                     5,803,400         5,803,400
     Deficit accumulated during development stage                    (410,491)         (537,183)
                                                                  -----------       -----------
                  Total stockholders' equity                        5,393,175         5,266,483
                                                                  -----------       -----------

                  Total liabilities and stockholders' equity      $ 5,413,925       $ 5,269,983
                                                                  ===========       ===========





            The accompanying notes to condensed financial statements
                 are an integral part of these balance sheets.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                                       For the
                                                                                                                      Period From
                                                  For the           For the           For the           For the         Inception
                                               Three Months      Three Months       Nine Months       Nine Months     (February 2,
                                                   Ended             Ended             Ended             Ended          1996) to
                                               September 30,     September 30,     September 30,     September 30,    September 30,
                                                   1997              1998              1997               1998            1998
                                              -------------      -------------     -------------     -------------    --------------

REVENUES                                      $     -           $     -           $     -           $     -           $     -
                                              -----------       -----------       -----------       -----------       -----------

EXPENSES:
     Officers' salaries                             6,600            66,000            50,600           198,000           385,000
     General and administrative                    27,548            43,020           203,683           132,382           415,394
                                              -----------       -----------       -----------       -----------       -----------
                Total operating expenses           34,148           109,020           254,283           330,382           800,394

INTEREST INCOME                                       318            70,223             1,033           203,690           263,211
                                              -----------       -----------       -----------       -----------       -----------

                Net loss                      $   (33,830)      $   (38,797)      $  (253,250)      $  (126,692)      $  (537,183)
                                              ===========       ===========       ===========       ===========       ===========

BASIC AND DILUTED LOSS PER
     COMMON SHARE                             $     (0.02)      $     (0.01)      $     (0.16)      $     (0.05)      $     (0.28)
                                              ===========       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                                1,557,000         2,657,202         1,557,000         2,657,202         1,917,990
                                              ===========       ===========       ===========       ===========       ===========


            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                             For the
                                                                                                           Period From
                                                                        For the          For the            Inception
                                                                      Nine Months      Nine Months        (February 2,
                                                                         Ended            Ended             1996) to
                                                                     September 30,    September 30,       September 30,
                                                                         1997             1998                1998
                                                                    --------------    --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(253,250)      $   (126,692)      $   (537,183)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
       Depreciation                                                        4,267              5,477              8,287
       Interest accretion on restricted short-term investments                --           (177,082)          (225,391)
       Write-off of deferred registration costs                           75,000                 --             75,000
       Loss on disposal of fixed assets                                       --              1,589              1,589
       Changes in assets and liabilities:
         Increase in prepaid expenses                                    (15,526)            (3,794)           (11,809)
         Increase in accrued officers' salaries                           50,364                 --                 --
         Increase (decrease) in accrued expenses                          50,600            (17,250)             3,500
                                                                       ---------       ------------       ------------
              Net cash provided by (used in) operating activities        (88,545)          (317,752)          (686,007)
                                                                       ---------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of restricted short-term investments                              --        (23,070,849)       (27,631,299)
   Maturities of restricted short-term investments                            --         23,084,723         23,084,723
   Capital expenditures                                                  (18,728)                --            (23,894)
                                                                       ---------       ------------       ------------
              Net cash provided by (used in) investing activities        (18,728)            13,874         (4,570,470)
                                                                       ---------       ------------       ------------

                                   (Continued)

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)


                                                                                             For the
                                                                                           Period From
                                                              For the        For the        Inception
                                                            Nine Months    Nine Months    (February 2,
                                                               Ended          Ended         1996) to
                                                           September 30,  September 30,   September 30,
                                                               1997           1998            1998
                                                           ------------- --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net               $ 72,501       $      --       $ 5,843,666
   Redemption of common stock                                 (40,000)             --           (40,000)
   Proceeds from officer loans                                 75,000              --            75,000
   Payment of officer loans                                        --              --           (75,000)
   Deferred registration costs                                (82,180)             --           (75,000)
                                                             --------       ---------       -----------
              Net cash provided by financing activities        25,321              --         5,728,666
                                                             --------       ---------       -----------

              Net increase (decrease) in cash                 (81,952)       (303,878)          472,189

CASH AND CASH EQUIVALENTS, beginning of period                 91,818         776,067                --
                                                             --------       ---------       -----------

CASH AND CASH EQUIVALENTS, end of period                     $  9,866       $ 472,189       $   472,189
                                                             ========       =========       ===========



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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

In management's opinion, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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

     Recent Accounting Pronouncements

The Company follows Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. This dual presentation and reconciliation are not presented as basic and diluted EPS are the same for the Company as it has been in a net loss position and all options and warrants would be anti-dilutive.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which the Company adopted in the first quarter of 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from nonowner sources. The Company does not have any material comprehensive income items reported outside its statements of operations for the three and nine months ended September 30, 1998 and 1997. Therefore, the Company's net loss for the three and nine months ended September 30, 1998 and 1997, equals its comprehensive loss for the same time periods.

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

The Company does not expect the adoption of SFAS Nos. 130 and 131 to have a material impact on its reported financial position or results of operations or require additional disclosure.

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

4.   COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. As of September 30, 1998, there is a minimum of 97,232,798 (unaudited) authorized but unissued shares of common stock available for issuance (after appropriate reserves for the issuance of common stock upon full exercise of the Underwriter Options). The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without shareholder approval. The Company currently has no commitments to issue any shares of common stock other than as described in the Offering; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution of the interests of the Company's shareholders participating in the Offering may occur.

In June 1997, the Company redeemed, at the original purchase price, 80,000 shares of its common stock from a third party.

5.   COMMITMENTS AND CONTINGENCIES

The Company entered into employment agreements with Messrs. Frost and Hanna commencing on September 15, 1996 and requiring monthly salaries of $10,000 each plus monthly nonaccountable expense allowances of $1,000 each. The employment agreements will terminate on September 15, 1999 with automatic extensions for additional one-year periods thereafter. Messrs. Frost's and Hanna's salaries were paid through October 1996. Messrs. Frost and Hanna agreed that amounts due under their employment agreements for the period from November 1, 1996 to the consummation date of the Offering would be limited to $88,000, which amount was paid to Messrs. Frost and Hanna on the date of closing of the Offering.

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

6.   RELATED-PARTY TRANSACTION

On July 13, 1998, Alan Freeman was appointed to the Board of Directors of the Company to serve as a director. Alan Freeman is affiliated with Freeman, Buczyner & Gero, the Company's internal accountants.