Form 10KSB
period 1998-12-31
FROST HANNA CAPITAL GROUP INC
filed 1999-03-31
CIK 1029730

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                           Commission File No. 0-22265

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         FROST HANNA CAPITAL GROUP, INC.

           FLORIDA                                        65-0701248
(State or other jurisdiction of                        I.R.S. Employer
incorporation or organization)                       Identification No.

                 327 PLAZA REAL, SUITE 319, BOCA RATON, FL 33432
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (561) 367-1079
              ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

         Yes X   No
            ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

         State issuer's revenues for its most recent fiscal year: $0.

         As of March 31, 1999, the Company had a total of 2,657,202 shares (the "Shares") of common stock, par value $.0001 per share (the "Common Stock") outstanding. Additionally, as of such date Underwriter Options to purchase 110,020 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase one share of Common Stock at a purchase price of $9.90 per share commencing October 16, 1998 and for a period of four years thereafter.

         The aggregate market value of the voting stock held by non-affiliates*/ of the issuer based on the average bid and ask prices of such Common Stock, as of March 26, 1999, is $2,978,840 based upon an average of $2.50 multiplied by 1,191,536 shares of Common Stock outstanding as of March 26, 1999 held by non-affiliates.

                         FROST HANNA CAPITAL GROUP, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I............................................................................................................1

Item 1.  Description of Business..................................................................................1

Item 2.  Description of Property..................................................................................7

Item 3.  Legal Proceedings........................................................................................7

Item 4.  Submission of Matters to a Vote of Security Holders......................................................7

PART II...........................................................................................................7

Item 5.  Market for Common Equity and Related Stockholder Matters.................................................7

Item 6.  Management's Discussion and Analysis or Plan of Operation................................................8

Item 7.  Financial Statements....................................................................................10

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.....................................................................10

PART III.........................................................................................................10

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.......................................................10

Item 10. Executive Compensation..................................................................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................15

Item 12. Certain Relationships and Related Transactions..........................................................16

Item 13. Exhibits and Reports on Form 8-K........................................................................16

SIGNATURES.......................................................................................................17

FINANCIAL STATEMENTS............................................................................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Frost Hanna Capital Group, Inc. (the "Company") was formed in February 1996 to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 1,557,000 shares of its common stock, par value $.001 per share (the "Common Stock"), to its officers, directors, and other shareholders at an average price per share of $.14 for an aggregate sum of $216,613. On September 22, 1997, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,100,202 shares of Common Stock, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $5,875,079, after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 110,020 shares of Common Stock. The Offering was a "blank check" offering but was not subject to Rule 419 of the SEC. See "Management's Discussion and Analysis or Plan of Operation."

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential. The Company intends to utilize cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Acquired Business, it will not expend less than 80% of the Net Proceeds upon its first Business Combination. Consequently, it is likely that the Company will have the ability to effect only a single Business Combination. The Company may effect a Business Combination with an Acquired Business which may be financially unstable or in its early stage of development or growth. Although the Company has had certain preliminary discussions with Acquired Business candidates regarding a possible Business Combination, the Company has not yet entered into any agreements, agreements in principle or understandings regarding a Business Combination.

PROJECTIONS AND FORWARD LOOKING STATEMENTS


         This report includes projections of future results and other "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Exchange Act. Any statement in this report which is not merely a statement of historical fact is a forward-looking statement, and when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "project," and similar expressions are intended to identify certain forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct or that the results implied by such forward-looking statements will occur. Important factors that could cause actual results to differ materially from the expectations include, but are not limited to, the ability of the Company to identify an appropriate Acquired Business candidate (including the costs associated therewith), the limited funds of the Company available to fund the Company's investigations of Acquired Business candidates, competition in the industry in which the Company operates, the uncertain industry and risks associated with any candidate acquired business, the limited ability of the Company to evaluate the merits of an Acquired Business candidate and its management, the limited time which management of the Company devotes to the business of the Company, the difficulties, costs and expenses associated with consummating a Business Combination, potential conflicts of interests among the Company and other entities with which management of the Company is associated and other matters, including those listed in the Company's other filings with the SEC.

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

         PROBABLE LACK OF BUSINESS DIVERSIFICATION. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Acquired Business, it will not expend less than 80% from the Net Proceeds upon its first Business Combination. Consequently, it is likely that the Company will have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company's success will most likely be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several Business Combinations of entities operating in multiple industries or multiple areas of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which the Company may operate subsequent to a Business Combination. In addition, by consummating a Business Combination with only a single entity, the prospects for the Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Acquired Business by the Company, there can be no assurance that the Acquired Business will prove to be commercially viable. Prior to the consummation of a Business Combination, the Company has no intention to purchase or acquire a minority interest in any company.

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

         Under the Florida Business Corporation Act, certain forms of Business Combinations may be effected without stockholder approval. In addition, the form of Business Combination may have an impact upon the availability of dissenters' rights (i.e. the right to receive fair payment with respect to the Company's Common Stock) to shareholders disapproving the proposed Business Combination. The Company will afford to shareholders the right to approve any Business Combination, irrespective of whether or not such approval would be required under applicable Florida law. In the event, however, that 30% or more of the Shares held by those persons holding shares of Common Stock sold in the Offering (the "Public Shareholders") vote against approval of any Business Combination, the Company will not consummate such Business Combination. All of the officers and directors of the Company, who own in the aggregate approximately 43.6% of the Common Stock outstanding as of the date hereof, have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of the Shares held by the Public Shareholders with respect to any Business Combination.

         LIMITED ABILITY TO EVALUATE ACQUIRED BUSINESS'S MANAGEMENT. While the Company's ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Acquired Business cannot presently be stated with any certainty. While it is possible that certain of the Company's key personnel will remain associated in some capacities with the Company following a Business Combination, it is unlikely that such key personnel will devote their full efforts to the affairs of the Company subsequent thereto. Moreover, there can be no assurance that such personnel will have any experience or knowledge relating to the operations of the particular Acquired Business. Furthermore, although the Company intends to scrutinize closely the management of a prospective Acquired Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurance that the Company's assessment of such management will prove to be correct, especially in light of the inexperience of current key personnel of the Company in evaluating businesses. Furthermore, there can be no assurance that such future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. The Company may also seek to recruit additional managers to supplement the incumbent management of the Acquired Business. There can be no assurance that the Company will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

         SELECTION OF AN ACQUIRED BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION. Management anticipates that the selection of an Acquired Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of the Company's search for the acquisition of an Acquired Business requires maximum flexibility inasmuch as the Company will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. The possible lack of diversification among the Company's acquisitions may not permit the Company to offset potential losses from one venture against profits from another. Management of the Company will have virtually unrestricted flexibility in identifying and selecting a prospective Acquired Business. In addition, in evaluating a prospective Acquired Business, management will consider, among other factors, the following:

         *        costs associated with effecting the Business Combination;

         * equity interest in and opportunity for control of the Acquired Business;

         * growth potential of the Acquired Business and the industry in which it operates;

         * experience and skill of management and availability of additional personnel of the Acquired Business;

         *        capital requirements of the Acquired Business;

         *        competitive position of the Acquired Business;

         * stage of development of the product, process or service of the Acquired Business;

         * degree of current or potential market acceptance of the product, process or service of the Acquired Business;

         * proprietary features and degree of intellectual property or other protection of the product, process or service of the Acquired Business; and

         * regulatory environment of the industry in which the Acquired Business operates.

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

         The time and costs required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot presently be ascertained with any degree of certainty. Messrs. Frost and Hanna currently devote approximately 50% of their working time to the affairs of the Company, Messrs. Baxter and Rosenberg devote approximately 10% of their working time to the affairs of the Company and Messrs. Freeman and Escobio do not devote any substantial time to the affairs of the Company other than by way of their attendance at meetings of the Company's Board of Directors and, accordingly, consummation of a Business Combination may require a greater period of time than if the Company's executive officers devoted their full time to the Company's affairs. Any costs incurred in connection with the identification and evaluation of a prospective Acquired Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination.

         As part of the Company's investigation of prospective enterprises, products and services, management intends to request that current owners of an Acquired Business candidate provide, among other things, written materials regarding the current owner's business, product or service, available market studies, as well as the assumptions upon which they are made, appropriate title documentation with respect to the assets, products and services of the Acquired Business candidate, detailed written descriptions of any transactions between the Acquired Business candidate and any of its affiliates, copies of pleadings and material litigation, if any, copies of material contracts, written documentation of the Year 2000 Compliance of the Acquired Business candidate, and any and all other information deemed relevant. Additionally, the Company may verify such information, if possible, by interviewing competitors, certified public accountants and other persons in a position to have independent knowledge regarding the product or service as well as the financial condition of the Acquired Business candidate.

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

The Company shall reimburse its officers and directors for any accountable reasonable expenses incurred in connection with activities on behalf of the Company. The Escrow Fund (as hereinafter defined) (including any interest earned thereon) will not be used for salaries or benefits payable to Mr. Frost or Mr. Hanna or to reimburse the Company's officers and directors for expenses incurred in connection with activities on behalf of the Company. No funds (including any interest earned thereon) will be disbursed from the Escrow Fund for reimbursement of expenses. Other than the foregoing, there is no limit on the amount of such reimbursable expenses and there will be no review of the reasonableness of such expenses by anyone other than the Board of Directors, most of the members of which are officers. In the event the Company requires in excess of 20% of the net proceeds for operations, Messrs. Frost and Hanna have undertaken to waive their salaries until the consummation by the Company of a Business Combination. Subsequent to the consummation of a Business Combination, to the extent the current officers, directors and/or shareholders of the Company provide services to the Company, such persons may receive from the Company consulting fees or salaries. The Company has no present intention to pay to anyone any consulting fees. The Company is not aware of any plans, proposals, understandings or arrangements with respect to the sale of any shares of Common Stock of the Company by any current shareholders. Further, there are no plans, proposals, understandings or arrangements with respect to the transfer by the Company to any of the current shareholders of any funds, securities or other assets of the Company.

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

REDEMPTION RIGHTS

         At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer each of the shareholders of the Company who own shares of the Company's Common Stock which were sold in the Offering (the "Public Shares") the right, for a specified period of time of not less than 20 days, to redeem all, but not a portion of, their Public Shares, at a per share price equal to the Company's liquidation value on the record date for determination of shareholders entitled to vote upon the proposal to approve such Business Combination (the "Record Date") divided by the number of Public Shares held by all of the shareholders (the "Redemption Offer"). The Redemption Offer will be described in the disclosure documentation relating to the proposed Business Combination. The Company's liquidation value will be equal to the Company's book value, as determined by the Company and audited by the Company's independent public accountants (the "Company's Liquidation Value") (which amount will be less than the initial public offering price per Public Share in the Offering in view of the expenses of the Offering and the anticipated expenses which will be incurred in seeking a Business Combination), calculated as of the Record Date. In no event, however, will the Company's Liquidation Value be less than the Escrow Fund, inclusive of any net interest income thereon. If the holders of less than 30% of the Public Shares elect to have their Public Shares redeemed, the Company may, but will not be required to, proceed with such Business Combination. If the Company elects to so proceed, it will redeem Public Shares, based upon the Company's Liquidation Value, from those holders of Public Shares who requested such redemption and who voted against the Business Combination. If the holders of 30% or more of the Public Shares vote against approval of any potential Business Combination, the Company will not proceed with such Business Combination and will not redeem such Public Shares. Unless otherwise specified by such shareholder, a vote against the proposed Business Combination will constitute a request by such shareholder for redemption of his Public Shares. If the Company determines not to pursue a Business Combination or if the Business Combination is not consummated for any other reason, even if the holders of less than 30% of the Public Shares vote against approval of the potential Business Combination, no Public Shares will be redeemed. Accordingly, in order for a shareholder to have his Public Shares redeemed, (i) such shareholder must vote against approval of the Business Combination and (ii) the Business Combination must be consummated. The Escrow Fund will be released to shareholders voting against a Business Combination only in connection with the consummation of a Business Combination.

EMPLOYEES

         As of the date hereof, the Company's employees consist of its executive officers, of whom Messrs. Frost and Hanna each devote approximately 50% of their working time to the affairs of the Company and Messrs. Baxter and Rosenberg each devote approximately 10% of their working time to the affairs of the Company, and an office manager.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently maintains, at a cost of $3,291 per month, its executive offices in approximately 1,445 square feet of office space located at 327 Plaza Real, Suite 319, Boca Raton, Florida 33432. The Company considers this space adequate for its current operations.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal U.S. market in which the Company's Common Stock is traded is the over-the-counter market under the symbol "FHAN." The Common Stock commenced trading in the final week of October, 1997. The following table shows the reported low bid and high bid quotations for the Common Stock for the interim periods indicated below. The high and low bid prices for the periods indicated are interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. These quotations have been obtained from the National Quotations Bureau, LLC.

                                                                           Low Bid                       High Ask
                                                                         (Per Share)                    (Per Share)
                                                                         -----------                    -----------
September 22, 1997 - September 30, 1997                                    --(1)                            --

October 1, 1997 - December 31, 1997                                        $5.25                           $5.50

January 1, 1998 - March 31, 1998                                           $5.125                          $5.625

April 1, 1998 - June 30, 1998                                              $3.815                          $5.50

June 30, 1998 - September 30, 1998                                         $1.25                           $4.125

October 1, 1998 - December 31, 1998                                        $1.125                          $3.125

January 1, 1999 - March 1, 1999                                           $2.3125                          $2.75

------------------
(1)      No bid prices were reported in the third quarter of 1997.

         The approximate number of holders of record of the Company's Common Stock, as of March 29, 1999, amounts to approximately 338, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was formed in February 1996 to seek to effect a Business Combination with an Acquired Business. In connection with its initial capitalization, the Company issued 1,557,000 shares of its Common Stock to its officers, directors, and other shareholders for an aggregate sum of $216,613. On September 22, 1997, the Company's Registration Statement was declared effective by the SEC. Pursuant to the Registration Statement, the Company offered and sold 1,100,202 shares of Common Stock in the Offering at a purchase price of $6.00 per share and received net proceeds of approximately $5,875,079 after the payment of all expenses of the Offering. In addition, the Company issued Underwriter Options to purchase 110,020 shares of Common Stock. The offering was a "blank check" offering but was not subject to Rule 419 of the SEC.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of December 31, 1998, the Company had cash of $358,499 and prepaid expenses of $17,725. As of December 31, 1998, the Company had total liabilities of $17,878 and total shareholders' equity of $5,192,715. Following the consummation of the Offering, eighty percent (80%) of the Net Proceeds, or $4,560,069, were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of a redemption offer (the "Escrow Fund").

         Other than the Escrow Fund, the Company, as of December 31, 1998 had $358,499 in cash, substantially all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

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

         The Company anticipates that it will make contact with Acquired Business candidates primarily through the efforts of its officers, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such Acquired Business candidates and undertake such further investigation as management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Acquired Business candidates may be brought to its attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such services.

         As part of the Company's investigation of prospective enterprises, products and services, management intends to request that current owners of a Acquired Business candidates provide, among other things, written materials regarding the current owner's business, product or service, available market studies, as well as the assumptions upon which they are made, appropriate title documentation with respect to the assets, products and services of the Acquired Business candidate, detailed written descriptions of any transactions between the Acquired Business candidate and any of its affiliates, copies of pleadings and material litigation, if any, copies of material contracts, written documentation of the Year 2000 compliance of the Acquired Business candidate, and any and all other information deemed relevant. Additionally, the Company may verify such information, if possible, by interviewing competitors, certified public accountants and other persons in a position to have independent knowledge regarding the product or service as well as the financial condition of the potential Acquired Business.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted in fiscal 1998. This statement establishes standards to reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from nonowner sources. The Company has adopted SFAS 130. There is no impact from SFAS 130 as net income is equal to comprehensive income for all years presented.


         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company does not have operations for 1998. Accordingly, adoption of this standard will not have a material impact or require additional disclosure.

         In February 1998, SFAS 132 was issued establishing accounting and reporting standards for pensions and other postretirement benefits. The Company does not have any pensions or other postretirement benefits. Accordingly, adoption of this standard will not affect the Company's financial position or results of operations.

         In June 1998, SFAS 133 was issued establishing accounting and reporting standards for derivative instruments and hedging activities. The Company does not have any derivative instruments or use any hedging activities. Accordingly, adoption of this standard will not affect the Company's financial position or results of operations.

YEAR 2000

         The Company has assessed the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 will not significantly impact the Company as it has no current operations. The Company will seek to evaluate the Year 2000 compliance of any Acquired Business candidate, and will seek to ascertain that the Year 2000 issue will not significantly impact such Acquired Business candidate, its customers, suppliers or other third party vendors. However, there can be no assurance that any Acquired Business will not be significantly and adversely effected by the Year 2000 issue.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current executive officers and directors of the Company are as follows:


NAME                                                 AGE               POSITION
----                                                 ---               --------
Richard B. Frost                                     50                Chief Executive Officer,
                                                                       Chairman of the Board of Directors

Mark J. Hanna                                        51                President, Director

Donald H. Baxter                                     55                Vice-President, Director

Marshal E. Rosenberg, Ph.D.                          62                Vice-President, Director

Robert J. Escobio, Jr.                               44                Director

Alan Freeman                                         57                Treasurer, Director

         Richard B. Frost has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception. Mr. Frost was the Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Mergers Group, Inc. ("Frost Hanna Mergers") from October 1993 until Frost Hanna Mergers consummated a business combination with Pan American World Airways, Inc. (the business combination is hereafter referred to as the "Pan Am Business Combination" and the resulting company as "Pan Am") in September 1996. Mr. Frost remained a member of the Pan Am Board of Directors until April 21, 1997. On February 26, 1998, Pan Am filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court. Mr. Frost was the Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Acquisition, Inc. ("Frost Hanna Acquisition") from April 1993 until Frost Hanna Acquisition consummated a business combination with Kids Mart, Inc. in January 1996 (the business combination is hereafter referred to as the "Kids Mart Business Combination" and the resulting company as "Kids Mart"), at which time Mr. Frost resigned from such positions. On January 10, 1997, Kids Mart filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court. From June 1992 to May 1994, Mr. Frost held similar positions at Frost Hanna Halpryn Capital Group, Inc. ("Frost Hanna Halpryn") until such company's business combination with Sterling Healthcare Group, Inc. and certain of its affiliates (the "Sterling Business Combination").

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

         Donald H. Baxter has been Vice President, Secretary and a member of the Board of Directors of the Company since its inception. Mr. Baxter was the Vice President, Secretary and a member of the Board of Directors of Frost Hanna Mergers from October 1993 until the Pan Am Business Combination in September 1996. Mr. Baxter was the Vice President, Secretary and a member of the Board of Directors of Frost Hanna Acquisition from April 1993 until the Kids Mart Business Combination in January 1996. During the past five years, Mr. Baxter has been the President of Baxter Financial Corporation, an investment advisory firm, and President and Chairman of the Board of Directors of the Philadelphia Fund and Eagle Growth, mutual funds which are registered under the Investment Company Act of 1940. Mr. Baxter serves on the Board of Directors of Sunol Molecular Corporation which is located in Miami, Florida.

         Marshal E. Rosenberg, Ph.D. has been a member of the Board of Directors of the Company since its inception. Dr. Rosenberg was the Vice President, Treasurer and a member of the Board of Directors of Frost Hanna Mergers from October 1993 until the Pan Am Business Combination in September 1996. Dr. Rosenberg was the Vice President, Treasurer and a member of the Board of Directors of Frost Hanna Acquisition from April 1993 until the Kids Mart Business Combination in January 1996. Dr. Rosenberg was a director of Frost Hanna Halpryn from June 1992 until shortly following the Sterling Business Combination when he resigned in December 1994. During the past five years, Dr. Rosenberg has been the President, Chairman of the Board of Directors and sole shareholder of The Marshal E. Rosenberg Organization, Inc., Miami, Florida, a firm engaged in the sale of life, health and disability insurance. Dr. Rosenberg is an investor in numerous private enterprises, engaged in, among other things, real estate development and retail sales. He served as a member of the Board of Directors and member of the Executive Committee of the former Intercontinental Bank, Miami, Florida. In addition, Dr. Rosenberg is a member of the faculty at the University of Miami School of Business.

         Robert J. Escobio, Jr. has been a member of the Board of Directors since June, 1998. Mr. Escobio was appointed to the Board of Directors pursuant to the Underwriter's Agreement with Cardinal Capital Management, Inc. (f/k/a Community Investment Services, Inc.) ("Cardinal") in connection with the Company's initial public offering. Mr. Escobio has been a financial consultant with Cardinal since September 1996 and presently serves as its Senior Vice President and Managing Director. Mr. Escobio is currently a member of the Board of Directors of Cardinal. From September 1991 until he joined Cardinal, Mr. Escobio was a financial consultant and a First Vice President-International with Smith Barney.

         Alan Freeman has been a member of the Board of Directors since July, 1998. Mr. Freeman has been a partner in the accounting firm of Freeman, Buzyner & Gero since 1991 and is currently its Managing Partner. Mr. Freeman was formerly a partner with Deloitte & Touche L.L.P. Mr. Freeman also serves as a member of the Board of Directors and the Chairman of the Audit Committee for Hemisphere National Bank.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

KEY-MAN INSURANCE

         The Company has obtained $1,000,000 "key man" policies insuring each of the lives of Messrs. Frost and Hanna. There can be no assurances that such "key man" insurance will be maintained at reasonable rates, if at all. The loss, incapacity or unavailability of any of Messrs. Frost or Hanna at the present time or in the foreseeable future, before a qualified replacement was obtained, could have a material adverse effect on the Company's operations. In connection with the purchase of such policies, The Marshal E. Rosenberg Organization, Inc., a firm affiliated with Dr. Rosenberg, received a commission of approximately $5,624 in 1998, $4,464 in 1997 and $2,700 in 1996.

CONFLICTS OF INTEREST

         None of the Company's key personnel are required to commit their full time to the affairs of the Company and, accordingly, such personnel may have conflicts of interest in allocating management time among various business activities. Certain of these key personnel may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by the Company. Dr. Rosenberg is an investor in numerous private enterprises, engaged in, among other things, real estate development and retail sales, which business interests may conflict with those of an Acquired Business. Mr. Donald Baxter, a director of the Company, is the President of Baxter Financial Corporation, an investment advisory firm, and the President and Chairman of the Philadelphia Fund and Eagle Growth Shares, mutual funds registered under the Investment Company Act of 1940. Mr. Freeman, a director of the Company, also serves as a director and the Chairman of Audit Committee of Allstate. Mr. Escobio, a director of the Company also serves as a director for Cardinal. Certain activities which may be performed by such individuals in connection with their other business affiliations may be deemed competitive with the business of the Company.

         In the course of their other business activities, including private investment activities, Messrs. Frost, Hanna, Baxter, Dr. Rosenberg, Freeman and Escobio may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which they are affiliated. Such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of corporations incorporated under the laws of the State of Florida are required to present certain business opportunities to such corporations. Accordingly, as a result of multiple business affiliations, Messrs. Frost, Hanna, Baxter, and Dr. Rosenberg may have similar legal obligations relating to presenting certain business opportunities to the various entities upon which they serve as directors. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the Board of Directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of Messrs. Frost, Hanna, Baxter, and Dr. Rosenberg have agreed to present to the Company for its consideration, prior to presentation to any other entity, any Acquired Business candidate which is appropriate for the Company to consider and which Acquired Business candidate participates in an industry dissimilar to any of the industries to which such individuals have corporate affiliations. It should be further noted, that the Company shall not consider Business Combinations with entities owned or controlled by officers, directors, greater than 10% shareholders of the Company or any person who directly or indirectly controls, is controlled by or is under common control with the Company. The Company may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company.

         Pursuant to an agreement among each of Messrs. Frost, Hanna, Baxter, and Dr. Rosenberg and the Company, such persons will not (i) actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock at a per share price different than that offered with respect to the Public Shares as a condition to or in connection with a Business Combination or (ii) cause any securities of the Company to be sold by any officers, directors, greater than 10% shareholders or persons who may be deemed promoters of the Company except as may otherwise be made in permitted market transactions without affording all shareholders of the Company a similar opportunity. Further, the Company shall not borrow funds to be used directly or indirectly to (i) purchase any shares of the Company's Common Stock owned by management of the Company; or (ii) make payments to the Company's promoters, management or their affiliates or associates.

SIGNIFICANT EMPLOYEES

         None.

FAMILY RELATIONSHIPS

         None.

COMPLIANCE WITH SECTION 16(a)

         To the Company's knowledge, for the fiscal year ended December 31, 1998, and for the period ended March 31, 1999, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act except that Mr. Escobio inadvertently failed to file a Form 3 within ten (10) days after his appointment to the Board of Directors.

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

         The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to Richard B. Frost, the Chief Executive Officer and Chairman of the Board of Directors, and Mark J. Hanna, President of the Company. No other person employed by the Company earned in excess of $100,000 during the fiscal year ended December 31, 1998.

                           Annual Compensation                                       Long-Term Compensation
================== ================================= ============== =====================================================
                                                                                  Awards                 Payouts
------------------ --------------------------------- -------------- -------------------------- --------------------------
                                                          Other
     Name and                                             Annual      Restricted                   LTIP       All Other
    Principal                      Salary      Bonus   Compensation      Stock      Options/     Payouts     Compensation
     Position        Year (1)       ($)         ($)      ($)(1)(2)    Award(s)(#)   SAR's(#)       ($)           ($)
-----------------------------------------------------------------------------------------------------------
Richard B. Frost       1998       120,000        0        12,000           0            0           0             0
Chairman of the        1997        70,000        0         7,000           0            0           0             0
Board and Chief        1996        80,000        0         8,000           0            0           0             0
Executive Officer
-----------------------------------------------------------------------------------------------------------
Mark J. Hanna          1998       120,000        0        12,000           0            0           0             0
President              1997        70,000        0         7,000           0            0           0             0
                       1996        80,000        0         8,000           0            0           0             0
=========================================================================================================================

(1) The Company was incorporated in February, 1996. Pursuant to their Employment Agreements, Messrs. Frost and Hanna were paid monthly salaries and their monthly non-accountable expense allowances from the Company's inception through October, 1996. Messrs. Frost and Hanna agreed to waive the payment of all salary and expense allowance from November, 1996 through April, 1997.

(2) Represents $1,000 per month paid to each of Messrs. Frost and Hanna as a non-accountable expense allowance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 4, 1999, certain information regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the owner of more than 5% of the Company's outstanding Common Stock; (ii) each director; and (iii) all officers and directors of the Company as a group:


NAME AND ADDRESS OF                      AMOUNT OF BENEFICIAL    PERCENT
BENEFICIAL OWNER(1)                            OWNERSHIP       OF CLASS(2)
-------------------                            ---------       -----------

Richard B. Frost                                362,000          13.6%
327 Plaza Real, Suite 319
Boca Raton, Florida 33432


Mark J. Hanna                                   362,000          13.6%
327 Plaza Real, Suite 319
Boca Raton, Florida 33432


Marshal E. Rosenberg, Ph.D.(3)                  300,000          11.3%
327 Plaza Real, Suite 319
Boca Raton, Florida 33432


Donald H. Baxter                                100,000           3.8%
327 Plaza Real, Suite 319
Boca Raton, Florida 33432


Robert J. Escobio, Jr.(4)                        12,000             *
327 Plaza Real, Suite 319
Boca Raton, Florida 33432


Alan Freeman(5)                                  21,000             *
327 Plaza Real, Suite 319
Boca Raton, Florida 33432


Charles M. Fernandez                            150,000           5.6%
100 S.E. 2nd Street, 36th Floor
Miami, Florida 33131


Phillip Frost, M.D.(6)                          158,666           6.0%
4400 Biscayne Boulevard
Miami, Florida 33137


All Officers and Directors as a Group
 (6 persons)                                  1,157,000          43.6%


*Represents less than 1%

-----------------

(1) Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise indicated, no persons named in the table are acting as nominees for any persons or are otherwise under the control of any person or group of persons.
(2) Assumes no exercise of the outstanding warrants to purchase 110,020 shares of Common Stock.
(3) Does not include 20,000 shares of Common Stock owned by Donald Rosenberg, Dr. Rosenberg's brother, of which Dr. Rosenberg disclaims any beneficial ownership.
(4) Ten thousand of the shares of Common Stock attributed to Mr. Escobio consist of warrants granted to Cardinal pursuant to the Underwriters Agreement between the Company and Cardinal entered into in connection with the initial public offering of the Company's Common Stock. Mr. Escobio disclaims beneficial ownership of these shares.
(5) Jomaric, Inc. and NAFA Equities, Inc., companies affiliated with Mr. Freeman, are the record owners of 8,000 and 10,000 shares of Common Stock, respectively, the beneficial ownership of which has been attributed to Mr. Freeman. In addition, Mr. Freeman's wife owns 1,000 shares of Common Stock the beneficial ownership of which has also been attributed to him. Mr. Freeman disclaims beneficial ownership of all such shares.

(6) These shares of Common Stock are owned of record by one or more of Dr. Frost, Frost-Nevada Corporation or Frost-Nevada, Limited Partnership. The shares of Common Stock and record ownership of the shares may be transferred from time to time among any or all of the three. Dr. Frost is the sole limited partner of Frost-Nevada, Limited Partnership and the sole shareholder, an officer and a director of Frost-Nevada Corporation, the general partner of Frost-Nevada, Limited Partnership. Accordingly solely for purposes of reporting beneficial ownership, Dr. Frost, as the sole shareholder, a director and an officer of Frost-Nevada Corporation, and the sole limited partner of Frost-Nevada, Limited Partnership, has been deemed by the Company to be the beneficial owner of all such shares of Common Stock. All of the foregoing information has been obtained solely from the Schedule 13D filed by Dr. Frost, Frost-Nevada Corporation and Frost-Nevada, Limited Partnership on December 9, 1997.

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

         Messrs. Frost, Hanna, Baxter, Freeman, Escobio and Dr. Rosenberg may be deemed to be "promoters" and "parents" of the Company, as such terms are defined under the federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the fiscal year ended December 31, 1998, there were no material transactions between the Company and any of its officers and/or directors which individually involved $60,000 or more.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits.

             1. Financial Statements begin on page F-1.

             2. Financial Statements Schedules are not required.

             3. Exhibits:

         The following is a list of Exhibits filed herewith as part of this Annual Report on Form 10-KSB.

Exhibits           Description
--------           -----------

  3.1              Articles of Incorporation of Frost Hanna Capital Group, Inc.*

  3.2              Bylaws of Frost Hanna Capital Group, Inc.*

  4.1              Form of Common Stock Certificate*

  4.2 Form of Warrant Agreement between Frost Hanna Capital Group, Inc. and the Cardinal Capital Management, Inc. (including the form of Warrant Certificate)*

 10.1 Form of Escrow Agreement by and between Frost Hanna Capital Group, Inc. and Fiduciary Trust International of the South*

 10.2 Form of Escrow Agreement by and between Frost Hanna Capital Group, Inc., Cardinal Capital Management, Inc. (f/k/a Community Investment Services, Inc.) and Fiduciary Trust International of the South*

 10.3 Form of Escrow Agreement by and among Frost Hanna Capital Group, Inc., Richard B. Frost, Mark J. Hanna, Marshal E. Rosenberg, Ph.D., Donald H. Baxter, Charles Fernandez and American Stock Transfer & Trust Company*

 10.4 Form of Letter Agreement concerning conflicts of interests, finder's fees, negotiation for sale of management shares and relating to the vote by certain present shareholders of Frost Hanna Capital Group, Inc. on a Business Combination*

 10.5 Form of Employment Agreement dated as of September 13, 1996, by and between Frost Hanna Capital Group, Inc. and Richard
                   B. Frost*

 10.6 Form of Employment Agreement dated as of September 13, 1996, by and between Frost Hanna Capital Group, Inc. and Mark J. Hanna*

 10.7 Form of Letter Agreement relating to redemption rights and other issues by the present shareholders of Frost Hanna Capital Group, Inc.*

27                 Financial Data Schedule
---------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Frost Hanna Capital Group, Inc. (File No. 333-31001).






         b.  Reports on Form 8-K

                   1. None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FROST HANNA CAPITAL GROUP, INC.

Date: March 31, 1999                   By: /s/ Mark J. Hanna
                                           ------------------------------
                                           Mark J. Hanna, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.

Date: March 31, 1999                /s/ Richard B. Frost
                                    --------------------------------------------
                                    Richard B. Frost,  Chief Executive  Officer,
                                    Chairman of the Board of Directors

Date: March 31, 1999                /s/ Mark J. Hanna
                                    --------------------------------------------
                                    Mark J. Hanna, President and Director

Date:
                                    --------------------------------------------
                                    Marshal E. Rosenberg, Ph.D.,
                                    Vice President, Director

Date: March 31, 1999                /s/ Donald H. Baxter
                                    --------------------------------------------
                                    Donald H. Baxter, Vice President
                                    Secretary, Director

Date: March 31, 1999                /s/ Alan Freeman
                                    --------------------------------------------
                                    Alan Freeman, (Principal Financial and
                                    Accounting Officer), Treasurer, Director

Date: March 31, 1999                /s/ Robert J. Escobio, Jr.
                                    --------------------------------------------
                                    Robert J. Escobio, Jr., Director

                         FROST HANNA CAPITAL GROUP, INC.

              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997

                                  TOGETHER WITH

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To Frost Hanna Capital Group, Inc.:

We have audited the accompanying balance sheets of Frost Hanna Capital Group, Inc. (a Florida corporation in the development stage) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the cumulative period from inception (February 2, 1996) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frost Hanna Capital Group, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the cumulative period from inception (February 2, 1996) to December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



West Palm Beach, Florida,
    March 11, 1999.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                       1998                 1997
                                                                    -----------         -----------
                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents, including interest
        bearing amounts of $345,468 and $745,048 in
        1998 and 1997, respectively                                 $   358,499         $   776,067
     Prepaid expenses                                                    17,725               8,015
     Restricted short-term investments                                4,816,700           4,608,759
                                                                    -----------         -----------
                  Total current assets                                5,192,924           5,392,841
                                                                    -----------         -----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $4,636 and $2,810 in 1998 and
     1997, respectively                                                  17,669              21,084
                                                                    -----------         -----------

                  Total assets                                      $ 5,210,593         $ 5,413,925
                                                                    ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accrued expenses                                               $    17,878         $    20,750
                                                                    -----------         -----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 6)


STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000
        shares authorized, 2,657,202 shares issued
        and outstanding                                                     266                 266
     Additional paid-in capital                                       5,803,400           5,803,400
     Deficit accumulated during development stage                      (610,951)           (410,491)
                                                                    -----------         -----------
                  Total stockholders' equity                          5,192,715           5,393,175
                                                                    -----------         -----------

                  Total liabilities and stockholders' equity        $ 5,210,593         $ 5,413,925
                                                                    ===========         ===========





       The accompanying notes to financial statements are an integral part of these balance sheets.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)

                            STATEMENTS OF OPERATIONS

                                                                                            For the Cumulative Period
                                                                                                 From Inception
                                                           For the Year Ended                 (February 2, 1996) to
                                                              December 31,                        December 31,
                                                  -------------------------------           --------------------------
                                                      1998               1997                          1998
                                                  -----------         -----------                   -----------
REVENUES                                          $        --         $        --                   $        --
                                                  -----------         -----------                   -----------

EXPENSES:
     Officers' salaries                               264,000             110,000                       451,000
     General and administrative                       195,681             246,703                       478,693
                                                  -----------         -----------                   -----------
                  Total operating expenses            459,681             356,703                       929,693

INTEREST INCOME                                       259,221              58,656                       318,742
                                                  -----------         -----------                   -----------

                  Net loss                        $  (200,460)        $  (298,047)                  $  (610,951)
                                                  ===========         ===========                   ===========

BASIC AND DILUTED LOSS PER
     COMMON SHARE                                 $      (.08)        $     (0.17)                  $      (.31)
                                                  ===========         ===========                   ===========

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                                    2,657,202           1,789,735                     1,994,367
                                                  ===========         ===========                   ===========












       The accompanying notes to financial statements are an integral part of these statements.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE PERIOD FROM INCEPTION (FEBRUARY 2, 1996)
                              TO DECEMBER 31, 1998

                                                                                             Deficit
                                                                                            Accumulated
                                                       Common Stock           Additional    During the
                                                --------------------------     Paid-In      Development
                                                   Shares        Amount         Capital         Stage          Total
                                                -----------    -----------    -----------    -----------    -----------
Sale of common stock to promoters                 1,124,000    $       112    $        --    $        --    $       112

Sale of common stock                                368,000             37        183,963             --        184,000

Net loss for the period from inception
    (February 2, 1996) to December 31, 1996              --             --             --       (112,444)      (112,444)
                                                -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 1996                        1,492,000            149        183,963       (112,444)        71,668

Sale of common stock                                145,000             15         72,486             --         72,501

Initial public offering of common stock, net      1,100,202            110      5,586,943             --      5,587,053

Redemption of common stock (Note 7)                 (80,000)            (8)       (39,992)            --        (40,000)

Net loss for the year ended December 31, 1997            --             --             --       (298,047)      (298,047)
                                                -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 1997                        2,657,202            266      5,803,400       (410,491)     5,393,175

Net loss for the year ended December 31, 1998            --             --             --       (200,460)      (200,460)
                                                -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 1998                        2,657,202    $       266    $ 5,803,400    $  (610,951)   $ 5,192,715
                                                ===========    ===========    ===========    ===========    ===========

       The accompanying notes to financial statements are an integral part of these statements.

                                 FROST HANNA CAPITAL GROUP, INC.

                                (A Development Stage Corporation)

                                    STATEMENTS OF CASH FLOWS

                                                                                             For the Cumulative Period
                                                                                                   From Inception
                                                            For the Year Ended                  (February 2, 1996) to
                                                               December 31,                          December 31,
                                                        -----------------------------       -----------------------------
                                                           1998              1997                      1998
                                                        -----------       -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $  (200,460)      $  (298,047)              $  (610,951)
     Adjustments to reconcile net loss to
       net cash used in operating activities-
         Depreciation                                         1,826             2,598                     4,636
         Interest on restricted short-term
           investments                                     (207,941)          (48,690)                 (256,631)
         Write-off of deferred registration
           costs                                                 --            35,000                    35,000
         Changes in assets and liabilities:
           Increase in prepaid expenses                      (9,710)           (8,015)                  (17,725)
           (Decrease) increase in accrued
              expenses                                       (2,872)            6,632                    17,878
           Increase (decrease) in accrued
              officers' salaries                                 --           (44,000)                       --
                                                        -----------       -----------               -----------
                Net cash used in operating
                  activities                               (419,157)         (354,522)                 (827,793)
                                                        -----------       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of restricted short-term
       investments                                               --        (4,560,069)               (4,560,069)
     Capital expenditures                                        --           (20,714)                  (23,894)
     Reimbursement for destroyed
       equipment                                              1,589                --                     1,589
                                                        -----------       -----------               -----------
                Net cash provided by (used
                  in) investing activities                    1,589        (4,580,783)               (4,582,374)
                                                        -----------       -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
       stock, net                                                --         5,659,554                 5,843,666
     Redemption of common stock                                  --           (40,000)                  (40,000)
     Proceeds from officer loans                                 --            75,000                    75,000
     Payment of officer loans                                    --           (75,000)                  (75,000)
     Deferred registration costs                                 --                --                   (35,000)
                                                        -----------       -----------               -----------
                Net cash provided by
                  financing activities                           --         5,619,554                 5,768,666
                                                        -----------       -----------               -----------

                Net (decrease) increase in cash            (417,568)          684,249                   358,499

CASH AND CASH EQUIVALENTS,
   beginning of period                                  $   776,067       $    91,818               $        --
                                                        -----------       -----------               -----------

CASH AND CASH EQUIVALENTS,
   end of period                                        $   358,499       $   776,067               $   358,499
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

                                DECEMBER 31, 1998

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

The Offering was a "blank check" offering. Blank check offerings are characterized by an absence of substantive disclosures related to the use of the net proceeds of the offering. Although substantially all of the net proceeds of the Offering are intended to be utilized to effect a Business Combination, the net proceeds are not being designated for any one specific purpose. Moreover, since the Company had not identified an acquisition target, investors in the Offering had virtually no substantive information available for advance consideration of any Business Combination.

Upon completion of the Offering, 80% of the net proceeds therefrom were placed in an interest bearing escrow account (the "Escrow Fund"), subject to release upon the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination, or (ii) the exercise by certain shareholders of the Redemption Offer (as hereinafter defined). Any interest earned on the Escrow Fund shall remain in escrow and be used by the Company either (i) following a Business Combination in connection with the operations of an Acquired Business or (ii) in connection with the distribution to the shareholders through the exercise of the Redemption Offer or the liquidation of the Company. In the event the Company requires in excess of 20% of the net proceeds for operations, Messrs. Richard B. Frost, Chief Executive Officer and Chairman of the Board of Directors; and Mark J. Hanna, President and Director, have undertaken to waive their salaries prospectively until the consummation by the Company of a Business Combination. Investors' funds may be escrowed for an indefinite period of time following the consummation of the

Offering. Further, there can be no assurances that the Company will ever consummate a Business Combination. In the event of the exercise of the Redemption Offer, investors may only recoup a portion of their investment. The Company currently has no plans in the event a Business Combination is not consummated by a certain date.

The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's shareholders for their approval. In the event, however, that the holders of 30% or more of the shares of the Company's common stock sold in the Offering which are outstanding vote against approval of any Business Combination, the Company will not consummate such Business Combination. The shares of common stock sold in the Offering may sometimes be referred to as the "Public Shares" and the holders (whether current or future) of the Public Shares are referred to as "Public Shareholders". All of the officers and directors of the Company, who owned in the aggregate approximately 43.6% of the common stock outstanding as of December 31, 1998 and 1997, have agreed to vote their respective shares of common stock in accordance with the vote of the majority of the Public Shares with respect to any such Business Combination.

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

The accompanying information has been prepared to conform with Rule 419 of the Securities and Exchange Commission, which was adopted to strengthen the regulation of securities offered by "blank check" companies. A blank check company is defined as (a) a development stage company that has no specific business plan or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company and (b) a company which issues securities that, among other things, (i) are not quoted in the NASDAQ system, or, (ii) in the case of a company which has been in continuous operation for less than three years, has net tangible assets of less than $5,000,000. Although the Company is a "blank check" company, it does not believe that Rule 419 is applicable to it in view of the fact that its net tangible assets exceed $5,000,000. Accordingly, investors in the Offering did not and do not receive the substantive protection provided by Rule 419.

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

     CASH AND CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. As of December 31, 1998, the balance in the Escrow Fund was $4,816,700, at amortized cost which approximated fair value. The Escrow Fund is currently invested in United States government-backed short-term securities. The Company intends to hold the securities in the Escrow Fund to maturity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, restricted short-term investments and accrued expenses are reflected in the financial statements at their approximate fair value.

     PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years.

     INCOME TAXES

The Company is in a loss position for both financial reporting and tax purposes. The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The only item giving rise to such a deferred tax asset or liability is the loss carryforward as a result of the operating loss incurred for the period from inception (February 2, 1996) to December 31, 1998. However, due to the uncertainty of the Company's ability to generate income in the future, the deferred tax asset has been fully reserved.

     NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted in fiscal 1998. This statement establishes standards to reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from nonowner sources. The Company has adopted SFAS 130. There is no impact from SFAS 130 as net income is equal to comprehensive income for all years presented.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company does not have operations for 1998. Accordingly, adoption of this standard will not have a material impact or require additional disclosure.

In February 1998, SFAS 132 was issued by the FASB establishing accounting and reporting standards for pensions and other postretirement benefits. The Company does not have any pensions or other postretirement benefits. Accordingly, adoption of this standard will not affect the company's financial position or results of operations.

In June 1998, SFAS 133 was issued by the FASB establishing accounting and reporting standards for derivative instruments and hedging activities. The Company does not have any derivative instruments or use any hedging activities. Accordingly, adoption of this standard will not affect the company's financial position or results of operations.

3. PUBLIC OFFERING OF SECURITIES

In the Offering, which closed on October 16, 1997, the Company sold to the public 1,100,202 shares of its common stock, at a price of $6 per share. Net proceeds of the offering was $5,587,053.

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

4. COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. As of December 31, 1998, there is a minimum of 97,232,778 authorized but unissued shares of common stock available for issuance (after appropriate reserves for the issuance of common stock upon full exercise of the Underwriter Options). The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without shareholder approval. The Company currently has no commitments to issue any shares of common stock other than as described in the Offering; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution of the interests of the Company's shareholders participating in the Offering may occur.

5. RELATED-PARTY TRANSACTIONS

The Company has obtained $1,000,000 "key man" term policies insuring each of the lives of Messrs. Frost and Hanna. In connection with the purchase of such policies, The Marshal E. Rosenberg Organization, Inc., a firm affiliated with Dr. Rosenberg, a Vice President, Treasurer and Director of the Company received payments of approximately $5,624 and $4,464 during 1998 and 1997.

The Company uses the accounting firm of Freeman, Buzyner, & Gero for its general accounting and bookkeeping services. Alan Freemen, managing partner, was elected to the Board of Directors of the Company in July 1998. The Company has paid Freeman, Buzyner, & Cero $5,000 in both 1998 and 1997 for accounting services.

During 1997, certain directors of the Company made unsecured, noninterest bearing loans totaling $75,000 to the Company for operating expenses. These loans were repaid in 1997 from the proceeds of the Offering.

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

Commencing on January 15, 1997, the Company moved its executive offices to a new location pursuant to a three-year lease agreement at an approximate cost per month of $3,291.

7. REDEMPTION OF COMMON STOCK

In June 1997, the Company redeemed, at the original purchase price, 80,000 shares of its common stock from a third party.