Form 10QSB
period 1999-03-31
FROST HANNA CAPITAL GROUP INC
filed 1999-05-17
CIK 1029730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                           Commission File No. 0-23444

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FROST HANNA CAPITAL GROUP, INC.

        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                    Florida                                                                 65-0701248
-------------------------------------------------                            -------------------------------------
       (State or other jurisdiction of                                        (I.R.S. Employer Identification No.)
        incorporation or organization)

                            327 Plaza Real, Suite 319
                              Boca Raton, FL 33432
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (561) 367-1085
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                              ------     ------

Number of shares outstanding of each of the issuer's classes of common equity:

         As of May 14, 1999, the Company had a total of 2,657,202 shares of Common Stock, par value $.0001 per share (the "Common Stock"), outstanding. Additionally, as of such date Underwriter Warrants to purchase 110,020 shares of Common Stock (the "Underwriter Warrants") remained outstanding and unexercised. Each Underwriter Warrant entitles the holder thereof to purchase one share of Common Stock at a purchase price of $9.90 per share commencing October 16, 1998 and for a period of four years thereafter.

         Transitional Small Business Disclosure Format:  Yes [   ]   No  [ X ]

                         FROST HANNA CAPITAL GROUP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

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

Item 1.           Financial Statements............................................................................1

Item 2.           Management's Discussion and Analysis or Plan of Operation.......................................1


PART II

Item 1.           Legal Proceedings...............................................................................4

Item 2.           Changes in Securities...........................................................................5

Item 3.           Defaults Upon Senior Securities.................................................................5

Item 4.           Submission of Matters to Vote of Security Holders...............................................5

Item 5.           Other Information...............................................................................5

Item 6.           Exhibits and Reports on Form 8-K................................................................5

SIGNATURES........................................................................................................6

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments(consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1999 and from inception (February 2, 1996) to the period ended March 31, 1999, are not necessarily indicative of the results for the year ending December 31, 1999.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

         Frost Hanna Capital Group, Inc. (the "Company") was formed in February 1996 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 1,557,000 shares of its Common Stock to its officers, directors and other shareholders for an aggregate sum of $216,613. On September 22, 1997, the Company's Registration Statement on Form SB-2 (the"Registration Statement") was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,100,202 shares of Common Stock, (sometimes referred to as, the "Public Shares"), at a purchase price of $6.00 per share (the "Offering"), and received net proceeds of approximately $5,875,079 (which amount, less estimated expenses of the Offering, is referred to herein as the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 110,020 shares of Common Stock. The Offering was a "blank check" offering.

Liquidity and Capital Resources/Plan of Operation

         As of March 31, 1999 and December 31, 1998, respectively, the Company had cash and cash equivalents of $262,187 and $358,499, restricted short-term investments of $4,862,391 and $4,816,700, property and equipment of $15,844 and $17,669 and prepaid expenses of $4,253 and $17,725. As of March 31, 1999 and December 31, 1998, respectively, the Company had total liabilities of $18,306 and $17,878 and total stockholders' equity of $5,126,369 and $5,192,715. Following the consummation of the Offering, eighty percent (80%) of the Net Proceeds ($4,560,063) (the "Escrow Fund"), were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of redemption rights which will be offered (the "Redemption Offer") at the time the Company seeks shareholder approval of any potential Business Combination. As of March 31, 1999, there was $4,862,391 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of March 31, 1999 and December 31, 1998, respectively, had $262,187 and $358,499 in cash, substantially all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

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

         As part of the Company's investigation of prospective enterprises, products and services, management intends to request that current owners of a prospective Acquired Business provide, among other things, written materials regarding the current owner's business, products or services, available market studies, as well as the assumptions upon which they are made, appropriate title documentation with respect to the assets, products and services of the potential Acquired Business, detailed written descriptions of any transactions between the potential Acquired Business and any of its affiliates, copies of pleadings and material litigation, if any, copies of material contracts and any and all other information deemed relevant. Additionally, the

Company may verify such information, if possible, by interviewing competitors, certified public accountants and other persons in a position to have independent knowledge regarding the products or services as well as the financial condition of the potential Acquired Business.

Key Man Insurance

         The Company has obtained $1,000,000 "key man" term policies insuring each of the lives of Messrs. Frost and Hanna. There can be no assurances that such"key man" insurance will be maintained at reasonable rates, if at all. The loss, incapacity or unavailability of any of Messrs. Frost or Hanna at the present time or in the foreseeable future, before a qualified replacement was obtained, could have a material adverse effect on the Company's operations. In connection with the purchase by the Company of such policies, the Marshal E. Rosenberg Organization, Inc., a firm in which Dr. Rosenberg, a director of the Company, is an officer, director and sole shareholder, received a commission of approximately $2,700 in 1996 and $4,464 in 1997. No further commissions are contemplated to be earned in connection with the purchase of such "key man" life insurance policies.

Conflicts of Interest

         None of the Company's key personnel are required to commit their full time to the affairs of the Company and, accordingly, such personnel may have conflicts of interest in allocating management time among various business activities. Certain of these key personnel may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by the Company. Dr. Rosenberg is an investor in numerous private enterprises that are engaged in, among other things, real estate development and retail sales, which business interests may conflict with those of an Acquired Business. Mr. Donald Baxter, a director of the Company, is the President of Baxter Financial Corporation, an investment advisory firm, and the President and Chairman of the Philadelphia Fund and Eagle Growth Shares, mutual funds registered under the Investment Company Act of 1940. Mr. Robert Escobio, Jr., a director of the Company, is the Senior Vice President and Managing Director of Cardinal Capital Management, Inc. (f/k/a Community Investment Services, Inc.) ("Cardinal") and serves as a member of Cardinal's Board of Directors. Mr. Alan Freeman, a director of the Company, is a partner in the accounting firm of Freeman, Buzyner & Gero and serves as a member of the Board of Directors and the Chairman of the Audit Committee for Allstate Financial Corporation (Nasdaq: ASFN).

         In the course of their other business activities, including private investment activities, Messrs. Frost, Hanna, Baxter, Rosenberg, Escobio and Freeman may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which they are affiliated. Such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of corporations incorporated under the laws of the State of Florida are required to present certain business opportunities to such corporations. Accordingly, as a result of multiple business affiliations, Messrs. Frost, Hanna, Baxter, Rosenberg, Escobio and Freeman may have similar legal obligations relating to presenting certain business opportunities to the various entities upon which they serve as directors. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the Board of Directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of Messrs. Frost, Hanna, Baxter and Rosenberg have agreed to present to the Company for its consideration, prior to presentation to any other entity, any prospective Acquired Business which is appropriate for the Company to consider and which prospective Acquired Business participates in an industry dissimilar to any of the industries to which such individuals have corporate affiliations. It should be further noted that the Company shall not consider Business Combinations with entities owned or controlled by officers, directors, greater than 10% shareholders of the Company or any person who directly or indirectly controls, is controlled by or is under common control with the Company. The Company may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company.

         Pursuant to an agreement among each of Messrs. Frost, Hanna, Baxter, and Rosenberg and the Company, such persons will not (i) actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock at a per share price different than that offered with respect to the Public Shares as a condition to or in connection with a Business Combination or (ii) cause any securities of the Company to be sold by any officers, directors, greater than 10% shareholders or persons who may be deemed promoters of the Company except as may otherwise be made in permitted market transactions without affording all shareholders of the Company a similar opportunity. Further, the Company shall not borrow funds to be used directly or indirectly to (i) purchase any shares of the Company's Common Stock owned by management of the Company or (ii) make payments to the Company's promoters, management or their affiliates or associates.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation, nor to the knowledge of management, is any such litigation presently threatened.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the Shareholders of the Company was held on February 19, 1999.

         (b)      Not Applicable.

         (c) At the Annual Meeting, Shareholders voted to elect six directors to serve until the next Annual Meeting.

                                            VOTES FOR                           VOTES AGAINST             ABSTENTIONS
                                            ---------                           -------------             -----------
Richard B. Frost                            1,552,400                           0                          0
Mark J. Hanna                               1,552,400                           0                          0
Marshal E. Rosenberg, Ph.D.                 1,552,400                           0                          0
Donald H. Baxter                            1,552,400                           0                          0
Robert J. Escobio, Jr.                      1,552,400                           0                          0
Alan Freeman                                1,552,400                           0                          0


         (d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  1.       Financial Statements begin on page F-1.

                  2.       Exhibits: None.

         (b) Reports on Form 8-K.

                  1.       None.

                         FROST HANNA CAPITAL GROUP, INC.

                        (A Development Stage Corporation)

                            CONDENSED BALANCE SHEETS


                                                                                  December 31,             March 31,
                                                                                      1998                   1999
                                                                                  ------------            -----------
                                                                                                          (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
     Cash and cash equivalents, including interest
        bearing amounts of $345,468 in 1998 and
        $232,640 in 1999                                                          $     358,499          $     262,187
     Restricted short-term investments                                                4,816,700              4,862,391
     Prepaid expenses                                                                    17,725                  4,253
                                                                                  -------------          -------------
                  Total current assets                                                5,192,924              5,128,831

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $4,239 in 1998 and $6,064 in 1999                                   17,669                 15,844
                                                                                  -------------          -------------
                  Total assets                                                    $   5,210,593          $   5,144,675
                                                                                  =============          =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                             $      17,878          $      18,306
                                                                                  -------------          -------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000
        shares authorized, 2,657,202 shares
        issued and outstanding in 1998 and 1999                                             266                    266
     Additional paid-in capital                                                       5,803,400              5,803,400
     Deficit accumulated during development stage                                      (610,951)              (677,297)
                                                                                  -------------          -------------
                  Total stockholders' equity                                          5,192,715              5,126,369
                                                                                  -------------          -------------
                  Total liabilities and stockholders' equity                      $   5,210,593          $   5,144,675
                                                                                  =============          =============




            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.

                        FROST HANNA CAPITAL GROUP, INC.

                       (A Development Stage Corporation)

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                                          For the
                                                                                                        Period From
                                                              For the               For the              Inception
                                                            Three Months         Three Months          (February 2,
                                                               Ended                 Ended               1996) to
                                                             March 31,             March 31,             March 31,
                                                                1998                  1999                  1999
                                                           ------------          ------------          -------------
REVENUES                                                   $         --          $         --          $         --
                                                           ------------          ------------          ------------
EXPENSES:
     Officers' salaries                                          66,000                66,000               517,000
     General and administrative                                  38,896                54,975               533,668
                                                           ------------          ------------          ------------
                  Total operating expenses                      104,896               120,975             1,050,668
                                                           ------------          ------------          ------------
INTEREST INCOME                                                  65,593                54,629               373,371
                                                           ------------          ------------          ------------
                  Net loss                                 $    (39,303)         $    (66,346)         $   (677,297)
                                                           ============          ============          ============

BASIC AND DILUTED LOSS PER
     COMMON SHARE                                          $      (0.01)          $     (0.02)          $     (0.33)
                                                           ============           ===========           ===========
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                                              2,657,202             2,657,202             2,046,241
                                                           ============          ============          ============





            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.

                        FROST HANNA CAPITAL GROUP, INC.

                       (A Development Stage Corporation)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                          For the
                                                                                                        Period From
                                                              For the               For the              Inception
                                                            Three Months         Three Months          (February 2,
                                                               Ended                 Ended               1996) to
                                                             March 31,             March 31,             March 31,
                                                                1998                  1999                  1999
                                                           ------------          ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $    (39,303)        $    (66,346)        $   (677,297)
   Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation                                               1,826                1,825                6,461
       Interest accretion on restricted short-term
         investments                                            (50,776)             (45,691)            (302,322)
       Write-off of deferred registration costs                      --                   --               35,000
       Loss on disposal of fixed assets                           1,589                   --                1,589
       Changes in assets and liabilities:
         Increase in prepaid expenses                                --               13,472               (4,253)
         Increase in accrued expenses                               420                  428               18,306
                                                           ------------         ------------         ------------
              Net cash used in operating activities             (86,244)             (96,312)            (922,516)
                                                           ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of restricted short-term investments                    --                   --           (4,560,069)
   Capital expenditures                                              --                   --              (23,894)
                                                           ------------         ------------         ------------
              Net cash used in investing activities                  --                   --           (4,583,963)
                                                           ------------         ------------         ------------


                                  (Continued)

                        FROST HANNA CAPITAL GROUP, INC.

                       (A Development Stage Corporation)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                  (Continued)

                                                                                                          For the
                                                                                                        Period From
                                                              For the               For the              Inception
                                                            Three Months         Three Months          (February 2,
                                                               Ended                 Ended               1996) to
                                                             March 31,             March 31,             March 31,
                                                                1998                  1999                  1999
                                                           ------------          ------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net             $         --         $         --         $  5,843,666
   Redemption of common stock                                        --                   --              (40,000)
   Proceeds from officer loans                                       --                   --               75,000
   Payment of officer loans                                          --                   --              (75,000)
   Deferred registration costs                                       --                   --              (35,000)
                                                           ------------         ------------         ------------
              Net cash provided by financing activities              --                   --            5,768,666
                                                           ------------         ------------         ------------
              Net (decrease) increase in cash                   (86,244)             (96,312)             262,187

CASH AND CASH EQUIVALENTS, beginning of period                  776,067              358,499                   --
                                                           ------------         ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                   $    689,823         $    262,187         $    262,187
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

The Offering was considered a "blank check" offering. Blank check offerings are characterized by an absence of substantive disclosures related to the use of the net proceeds of the offering. Although substantially all of the net proceeds of the Offering are intended to be utilized to effect a Business Combination, the net proceeds are not being designated for any one specific purpose. Moreover, since the Company has not yet identified an acquisition target, investors in the Offering will have virtually no substantive information available for advance consideration of any Business Combination.

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

The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's shareholders for their approval. In the event, however, that the holders of 30% or more of the shares of the Company's common stock sold in the Offering which are outstanding vote against approval of any Business Combination, the Company will not consummate such Business Combination. The shares of common stock sold in the Offering may sometimes be referred to as the "Public Shares" and the holders (whether current or future) of the Public Shares are referred to as "Public Shareholders". All of the officers and directors of the Company, who owned in the aggregate approximately 43.6% of the common stock outstanding prior to the Offering, have agreed to vote their respective shares of common stock in accordance with the vote of the majority of the Public Shares with respect to any such Business Combination.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM FINANCIAL STATEMENTS

In management's opinion, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from nonowner sources. The Company has adopted SFAS 130. There is no impact from SFAS 130 as net income is equal to comprehensive income for all years presented.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Adoption of this standard did not have a material impact or require additional disclosure.

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

3.   PUBLIC OFFERING OF SECURITIES

In the Offering, which closed on October 16, 1997, the Company sold to the public 1,100,202 shares of its common stock, at a price of $6 per share. Net proceeds totaled $5,587,053.

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

4.   COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. As of March 31, 1998, there is a minimum of 97,232,778 (unaudited) authorized but unissued shares of common stock available for issuance (after appropriate reserves for the issuance of common stock upon full exercise of the Underwriter Options). The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without shareholder approval. The Company currently has no commitments to issue any shares of common stock other than as described in the Offering; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution of the interests of the Company's shareholders participating in the Offering may occur.

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

                                              FROST HANNA CAPITAL GROUP, INC.

Dated: May 14, 1999                           By: /s/ Mark J. Hanna
                                                  ----------------------------
                                                    Mark J. Hanna, President