Form 10QSB
period 1999-06-30
FROST HANNA CAPITAL GROUP INC
filed 1999-08-16
CIK 1029730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
                          Commission File No. 0-23444

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FROST HANNA CAPITAL GROUP, INC.
 ------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Florida                                          65-0701248
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                           327 Plaza Real, Suite 319
                              Boca Raton, FL 33432
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (561) 367-1085
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         As of August 10, 1999, the Company had a total of 2,657,202 shares of Common Stock, par value $.0001 per share (the "Common Stock"), outstanding. Additionally, as of such date Underwriter Warrants to purchase 110,020 shares of Common Stock (the "Underwriter Warrants") remained outstanding and unexercised. Each Underwriter Warrant entitles the holder thereof to purchase one share of Common Stock at a purchase price of $9.90 per share commencing October 16, 1998 and for a period of four years thereafter.

         Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                        FROST HANNA CAPITAL GROUP, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1999

                                     INDEX



                                                                                 PAGE NO.
                                                                                 --------

PART I   ...............................................................................1

ITEM 1.  FINANCIAL STATEMENTS...........................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................1

PART II  ...............................................................................5

ITEM 1.  LEGAL PROCEEDINGS..............................................................5

ITEM 2.  CHANGES IN SECURITIES..........................................................5

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................5

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............................5

ITEM 5.  OTHER INFORMATION..............................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................6

SIGNATURES..............................................................................7





                                      (i)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                  The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 1999 and from inception (February 2, 1996) to the period ended June 30, 1999, are not necessarily indicative of the results for the year ending December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

                  The statements contained herein that are not historical are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management of the Company wish to caution the reader that the forward-looking statements referred to above and contained herein regarding matters that are not historical facts involve predictions. No assurance can be given that the future results will be achieved as actual events or results may differ materially as a result of risks facing the Company.

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

                  On May 27, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with FHGB Acquisition Corporation, a New York corporation and wholly-owned subsidiary of the Company, Gaines, Berland Inc., a New York corporation ("Gaines Berland"), GBI Trading Corp., a New York corporation and wholly-owned subsidiary of Gaines Berland, and Gaines Berland Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Gaines Berland, which provided, among other things, (i) for the merger of FHGB Acquisition Corporation with and into Gaines Berland ("Merger") with Gaines Berland surviving the merger and becoming a wholly-owned subsidiary of the Company and (ii) that each share of common stock, par value $.01 per share, of Gaines Berland that is issued and outstanding at the effective time of the Merger will be canceled and extinguished and automatically converted (subject to certain adjustments) into the right to receive 21,917 shares of Common Stock of the Company. As a result of the Merger, the holders of Gaines Berland common stock will be issued an aggregate of up to 16,000,000 shares of the Company's Common Stock and, as a consequence, will then hold up to approximately 85% of the then issued and outstanding shares of the Company's Common Stock. A copy of the Merger Agreement is attached hereto as an exhibit. The meeting of Frost Hanna shareholders to consider the Merger is presently scheduled for August 23, 1999.

                  Approval and adoption of the Merger Agreement requires (i) the affirmative vote of the holders of a majority of the issued and outstanding shares of the Company's Common Stock and (ii) that holders of less than 30% of the

Public Shares issued in the Company's Offering vote against the approval and adoption of the Merger Agreement. Holders of the Public Shares issued in the Company's Offering are sometimes referred to as "Non-Affiliated Company Shareholders."

                  On July 30, 1999, the Company filed a proxy statement with the Securities and Exchange Commission relating to the Merger transaction (the "Proxy Statement"). The Company has convened a special meeting of shareholders of the Company to be held on August 23, 1999 (the "Special Meeting") for the purpose of considering and voting upon (i) a proposal to approve and adopt the Merger Agreement; (ii) a proposal to amend the Company's Articles of Incorporation to change the Company's name to "GBI Capital Management Corp.";
(iii) a proposal to amend the Company's Articles of Incorporation to provide for an authorized class of preferred stock consisting of 2,000,000 shares, par value $.0001 per share (the "Preferred Stock"), with rights, preferences and designations of such shares to be determined by the Company's board of directors; (iv) a proposal to elect six members of the Company's board of directors, such members to hold office commencing on the effective date of the Merger and until the next annual meeting of shareholders; (v) a proposal to approve the Company's 1999 Performance Equity Plan; (vi) a proposal to approve the Company's Annual Incentive Bonus Plan; (vii) a proposal to approve the Company's Special Performance Incentive Plan and (viii) to transact any other business that may properly come before the Special Meeting, or any adjournment or postponement thereof. Approval of the aforesaid proposals (ii) through (vii) will only be deemed to be effective if the Merger Agreement is approved and adopted. The plans referred to in proposals (v), (vi) and (vii) above will only apply to those persons who are Gaines Berland employees and will not apply to any of the officers or employees of the Company as of the date of the Proxy Statement.

                  The Company's board of directors has unanimously approved the Merger Agreement and recommended that the shareholders of the Company vote their shares for approval and adoption of the Merger Agreement, the other proposals listed above and for the election of the six persons nominated to be new directors of the Company. The Company's directors (including a former director) and executive officers who presently own, in the aggregate, approximately 49.8% of the issued and outstanding shares of the Company's Common Stock have agreed, with respect to the proposal to approve and adopt the Merger Agreement, to vote their respective shares of the Company's Common Stock in accordance with the vote of the majority of the Public Shares issued in the Company's Offering. As of the record date for the Special Meeting, July 22, 1999, there were 2,657,202 issued and outstanding shares of the Company's Common Stock, of which 1,182,536 Public Shares are held by Non-Affiliated Company Shareholders.

                  If a majority of the Company's Common Stock held and voted by Non-Affiliated Company Shareholders is voted in favor of the Merger, the Company's directors (including a former director) and officers who presently own 49.8%, will vote their shares of the Company's Common Stock in favor of the Merger and the other proposals described in the Proxy Statement and such proposals would be approved, including the election of the nominees to be the new directors of the Company. If the Merger is not approved by the affirmative vote of the holders of at least a majority of the Company's Common Stock entitled to vote at the Special Meeting, or if so approved, 30% or more in interest of all Public Shares are actually voted against approval of the Merger, the Merger Agreement will be terminated and the proposed Merger abandoned.

                  Each Non-Affiliated Company Shareholder as of July 22, 1999, the record date for the Special Meeting, will have the right (collectively, the "Redemption Rights") until the time of the vote on the proposal to adopt and approve the Merger Agreement to offer his or her shares of the Company's Common Stock for redemption (the "Redemption") at a price equal to the Company's liquidation value divided by the number of shares of the Company's Common Stock held by all Non-Affiliated Company Shareholders, calculated as of the record date (the "Redemption Value"). The Redemption Value is equal to its book value, as determined by the Company and audited by its independent public accountants, calculated as of the record date. The Redemption Value as of June 30, 1999 was approximately $4.00 per share, based on the expenses incurred by the Company subsequent to March 31, 1999, which consist primarily of legal and accounting fees of approximately $350,000 in connection with the preparation of the Merger Agreement, the Proxy Statement and other matters. Company shareholders who abstain or otherwise do not actually vote against the proposal to approve and adopt the Merger (including any broker non-votes) will not be entitled to exercise the Redemption Rights. If less than 30% of the shares of the Company's Common Stock held by Non-Affiliated Company Shareholders are voted against approval of the Merger and if such Non-Affiliated Company Shareholders also elect to have their shares of the Company's Common Stock redeemed, then, if the Merger is consummated, the Company will, utilizing funds held in escrow, redeem shares of the

Company's Common Stock at the Redemption Value from those Company shareholders who affirmatively requested such redemption and who actually voted against approval of the Merger. If 30% or more in interest of the Company's Common Stock held by Non-Affiliated Company Shareholders vote against approval of the Merger, the proposed Merger will be terminated, the Company will not proceed with the Merger and will not redeem such shares.

Liquidity and Capital Resources/Plan of Operation

                  As of June 30, 1999 and December 31, 1998, respectively, the Company had cash and cash equivalents of $147,802 and $358,499, restricted short-term investments of $4,913,016 and $4,816,700, property and equipment of $14,019 and $17,669 and prepaid expenses of $3,870 and $17,725. As of June 30, 1999 and December 31, 1998, respectively, the Company had total liabilities of $364,950 and $17,878 and total stockholders' equity of $4,713,757 and $5,192,715. Following the consummation of the Offering, eighty percent (80%) of the Net Proceeds ($4,560,069) (the "Escrow Fund"), were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of redemption rights which will be offered at the time the Company seeks shareholder approval of any potential Business Combination. As of June 30, 1999, there was $4,913,740 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

                  Other than the Escrow Fund, the Company, as of June 30, 1999 and December 31, 1998, respectively, had $147,802 and $358,499 in cash, substantially all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes that the Operating Funds will be sufficient for its cash requirements for at least the next twelve months. However, in the event that the Merger is not consummated, the Company would be required to obtain additional debt or equity financing in order to continue its operations. There is no assurance that such financing would be available to the Company on satisfactory terms, if at all.

                  Pursuant to employment agreements, the Company pays to each of Mr. Richard Frost, Chief Executive Officer and Chairman of the Board of the Company, and Mr. Mark Hanna, President of the Company, $10,000 monthly for salary and $1,000 monthly each for Messrs. Frost's and Hanna's non-accountable expense allowance. In the event the Company requires in excess of 20% of the Net Proceeds for operations, Messrs. Frost and Hanna have undertaken to defer their salaries and expense allowances, prospectively, until the consummation by the Company of a Business Combination.

Key Man Insurance

                  The Company has obtained $1,000,000 "key man" term policies insuring each of the lives of Messrs. Frost and Hanna. There can be no assurances that such"key man" insurance will be maintained at reasonable rates, if at all. The loss, incapacity or unavailability of any of Messrs. Frost or Hanna at the present time or in the foreseeable future, before a qualified replacement was obtained, could have a material adverse effect on the Company's operations. In connection with the purchase by the Company of such policies, the Marshal E. Rosenberg Organization, Inc., a firm in which Dr. Rosenberg, a director of the Company, is an officer, director and sole shareholder, received a commission of approximately $5,624 in 1998, $4,464 in 1997 and $2,700 in 1996. No further commissions are contemplated to be earned in connection with the purchase of such "key man" life insurance policies. Pursuant to the terms of the Merger Agreement, these "key man" life insurance policies will be terminated or transferred to Messrs. Frost and Hanna prior to the consummation of the Merger, and the Company would have no obligations to make premium payments thereunder after the effective time of the Merger.


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

                  Prior to the consummation of the Merger Agreement, the Company will prepay through February 28, 2000 the rent for its executive offices. After the consummation of the Merger Agreement, such offices would be available for use by the current officers of the Company, even though they would no longer be officers of the Company.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

                  The Company is not presently a party to any material litigation, nor to the knowledge of management, is any such litigation presently threatened.

ITEM 2. CHANGES IN SECURITIES

         (a)      Not Applicable.

         (b) The Company's board of directors is seeking the approval of the Company's shareholders at the Special Meeting of an amendment to the Company's Articles of Incorporation (the "Preferred Stock Amendment"), to provided for an authorized class of preferred stock, consisting of 2,000,000 shares, par value $.0001 per share ("Preferred Stock"). Even if the Company's shareholders approve the Preferred Stock Amendment, the effectiveness of the Preferred Stock Amendment is contingent upon the approval by the shareholders of the Merger Agreement.

                  The Board of Directors approved the Preferred Stock Amendment on May 27, 1999, subject to the approval of the Company's shareholders. The proposed amendment would vest in the Company's board of directors the authority to designate one or more series of up to a total of 2,000,000 outstanding shares of Preferred Stock, and to determine the designations, preferences and limitations of each such series, including, but not limited to, (i) the number of shares, (ii) dividend rights, (iii) voting rights, (iv) conversion privileges, (v) redemption provisions, (vi) sinking fund provisions and (vii) rights upon liquidation, dissolution or winding up of the Company. Such provisions are often referred to as a "blank check" provisions, as they give the board of directors the flexibility, at any time or from time to time, without further shareholder approval, to create one or more series of preferred stock. If the proposed amendment is approved by the shareholders, it will become effective upon filing and recording a certificate of amendment to the Company's Articles of Incorporation.

                  No Preferred Stock currently is outstanding and neither the current directors, nor the nominees for directors of the Company have any present plans to issue any shares of Preferred Stock. If any series of Preferred Stock authorized by the board of directors provides for dividends, such dividends, when and as declared by the board of directors out of any funds legally available therefore, may be cumulative and may have a preference over the Company's Common Stock as to the payment of such dividends. In addition, if any series of Preferred Stock authorized by the board of directors so provides, in the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of each such series of the then outstanding Preferred Stock may be entitled to receive, prior to the distribution of any assets or funds to the holders of the Company's Common Stock, a liquidation preference established by the board of Directors, together with all accumulated and unpaid dividends. Depending upon the consideration paid for Preferred Stock, the liquidation preference of Preferred Stock and other matters, the issuance of Preferred Stock could therefore result in a reduction in the assets available for distribution to the holders of the Company's Common Stock in the event of liquidation of the Company. The Company's shareholders do not have any preemptive rights to acquire Preferred Stock or any other securities of the Company.

         (c)      Not Applicable.

         (d)      Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) A Special Meeting of the shareholders of the Company is scheduled to be held on August 23, 1999.

         (b) Not Applicable.

         (c) Not Applicable.

         (d) Not Applicable.

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                Ex. 2.1  Agreement and Plan of Merger, dated as of May 27, 1999.

         (b)    Reports on Form 8-K.

                On June 23, 1999, the Company filed a Form 8-K to report that the Company had entered into the Merger Agreement on May 27, 1999.

                                  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           FROST HANNA CAPITAL GROUP, INC.



Dated: August 16, 1999                      By: /s/ Mark J. Hanna
                                                -------------------------------
                                                Mark J. Hanna, President

                        FROST HANNA CAPITAL GROUP, INC.

                       (A Development Stage Corporation)


                            CONDENSED BALANCE SHEETS




                                                                                    December 31,            June 30,
                                                                                       1998                   1999
                                                                                    ------------           ----------
                                                                                                           (Unaudited)

                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents, including interest
        bearing amounts of $345,468 in 1998 and
        $127,370 in 1999                                                            $     358,499         $     147,802
     Restricted short-term investments                                                  4,816,700             4,913,016
     Prepaid expenses                                                                      17,725                 3,870
                                                                                    -------------         -------------
                  Total current assets                                                  5,192,924             5,064,688

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $4,239 in 1998 and $7,889 in 1999                                     17,669                14,019
                                                                                    -------------         -------------
                  Total assets                                                      $   5,210,593         $   5,078,707
                                                                                    =============         =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                               $      17,878         $     364,950
                                                                                    -------------         -------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 5 and 6)

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000
        shares authorized, 2,657,202 shares
        issued and outstanding in 1998 and 1999                                               266                   266
     Additional paid-in capital                                                         5,803,400             5,803,400
     Deficit accumulated during development stage                                        (610,951)           (1,089,909)
                                                                                    -------------         -------------
                  Total stockholders' equity                                            5,192,715             4,713,757
                                                                                    -------------         -------------
                  Total liabilities and stockholders' equity                        $   5,210,593         $   5,078,707
                                                                                    =============         =============


            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                        FROST HANNA CAPITAL GROUP, INC.

                       (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                                               For the
                                                                                                             Period From
                                                    For the                          For the                  Inception
                                               Three Months Ended               Six Months Ended              (February 2,
                                                    June 30,                         June 30,                  1996) to
                                         ----------------------------       ---------------------------        June 30,
                                             1998             1999             1998             1999             1999
                                         -----------       ----------       ----------       ----------       -----------
REVENUES                                 $        --       $       --       $       --       $       --       $        --
                                         -----------       ----------       ----------       ----------       -----------
EXPENSES:
   Officers' salaries                         66,000           66,000          132,000          132,000           583,000
   General and administrative                 50,466          407,225           89,362          462,200           940,893
                                         -----------       ----------       ----------       ----------       -----------
         Total operating expenses            116,466          473,225          221,362          594,200         1,523,893
                                         -----------       ----------       ----------       ----------       -----------
INTEREST INCOME                               67,874           60,613          133,467          115,242           433,984
                                         -----------       ----------       ----------       ----------       -----------
          Net loss                       $   (48,592)      $ (412,612)      $  (87,895)      $ (478,958)      $(1,089,909)
                                         ===========       ==========       ==========       ==========       ===========
BASIC AND DILUTED LOSS PER
   COMMON SHARE                          $     (.02)       $     (.16)      $     (.03)      $     (.18)      $      (.52)
                                         ===========       ==========       ==========       ==========       ===========
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                            2,657,202         2,657,202        2,657,202        2,657,202         2,090,585
                                         ==========        ==========       ==========       ==========       ===========




            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                        FROST HANNA CAPITAL GROUP, INC.

                       (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                                     For the
                                                                                                                   Period From
                                                                                     For the                        Inception
                                                                                 Six Months Ended                  (February 2,
                                                                                     June 30,                       1996) to
                                                                       ----------------------------------           June 30,
                                                                            1998                 1999                 1999
                                                                       --------------        ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $      (87,895)       $   (478,958)       $   (1,089,909)
   Adjustments to reconcile net loss to net cash used in
     operating activities-
       Depreciation                                                             3,651               3,650                 8,286
       Interest accretion on restricted short-term investments               (115,389)            (96,316)             (352,947)
       Write-off of deferred registration costs                                    --                  --                35,000
       Loss on disposal of fixed assets                                         1,589                  --                 1,589
       Changes in assets and liabilities:
         Decrease (increase) in prepaid expenses                                   --              13,855                (3,870)
         (Decrease) increase in accrued expenses                               (5,107)            347,072               364,950
                                                                       --------------        ------------        --------------
              Net cash used in operating activities                          (203,151)           (210,697)           (1,036,901)
                                                                       --------------        ------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of restricted short-term investments                         (13,874,584)                 --            (4,560,069)
   Maturities of restricted short-term investments                         13,884,993                  --                    --
   Capital expenditures                                                            --                  --               (23,894)
                                                                       --------------        ------------        --------------
              Net cash provided by (used in) investing activities              10,409                  --            (4,583,963)
                                                                       --------------        ------------        --------------



                                  (Continued)

                        FROST HANNA CAPITAL GROUP, INC.

                       (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                  (Continued)


                                                                                                                     For the
                                                                                                                   Period From
                                                                                     For the                        Inception
                                                                                 Six Months Ended                  (February 2,
                                                                                     June 30,                       1996) to
                                                                       ----------------------------------           June 30,
                                                                            1998                 1999                 1999
                                                                       --------------        ------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                          $         --         $          --          $5,843,666
   Redemption of common stock                                                     --                    --             (40,000)
   Proceeds from officer loans                                                    --                    --              75,000
   Payment of officer loans                                                       --                    --             (75,000)
   Deferred registration costs                                                    --                    --             (35,000)
                                                                        ------------          ------------          ----------
              Net cash provided by financing activities                           --                    --           5,768,666
                                                                        ------------          ------------          ----------

              Net (decrease) increase in cash                               (192,742)             (210,697)            147,802

CASH AND CASH EQUIVALENTS, beginning of period                               776,067               358,499                  --
                                                                        ------------          ------------          ----------
CASH AND CASH EQUIVALENTS, end of period                                $    583,325          $    147,802          $  147,802
                                                                        ============          ============          ==========



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

The Offering was considered a "blank check" offering. Blank check offerings are characterized by an absence of substantive disclosures related to the use of the net proceeds of the offering. Although substantially all of the net proceeds of the Offering are intended to be utilized to effect a Business Combination, the net proceeds are not being designated for any one specific purpose. The Company has identified an acquisition target (see Note 7).

Upon completion of the Offering, 80% of the net proceeds therefrom were placed in an interest bearing escrow account (the "Escrow Fund"), subject to release upon the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination, or (ii) the exercise by certain shareholders of the Redemption Offer (as hereinafter defined). Any interest earned on the Escrow Fund shall remain in escrow and be used by the Company either (i) following a Business Combination in connection with the operations of an Acquired Business or (ii) in connection with the distribution to the shareholders through the exercise of the Redemption Offer or the liquidation of the Company. In the event the Company requires in excess of 20% of the net proceeds for operations, Messrs. Richard B. Frost, Chief Executive Officer and Chairman of the Board of Directors; and Mark J. Hanna, President and Director, have undertaken to defer their salaries and expense allowances prospectively until the consummation by the Company of a Business Combination (see Note 5). Investors' funds may be escrowed for an indefinite period of time following the consummation of the Offering. Further, there can be no assurances that the Company will ever consummate a Business Combination. In the event of the exercise of the Redemption Offer, investors may only recoup a portion of their investment. The Company currently has no expectation with regard to the Company's plans in the event a Business Combination is not consummated by a certain date.

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

At the time the Company seeks shareholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") to each of the Public Shareholders who vote against the proposed Business Combination and affirmatively request redemption, to redeem all, but not a portion of, their Public Shares, at a per share price equal to the Company's liquidation value on the record date for determination of shareholders entitled to vote upon the proposal to approve such Business Combination (the "Record Date") divided by the number of Public Shares. The Company's liquidation value will be equal to the Company's book value, as determined by the Company, calculated as of the Record Date. In no event, however, will the Company's liquidation value be less than the Escrow Fund, inclusive of any net interest income thereon. If the holders of less than 30% of the Public Shares held by Public Shareholders elect to have their shares redeemed, the Company may, but will not be required to, proceed with such Business Combination. If the Company elects to so proceed, it will redeem the Public Shares, based upon the Company's liquidation value, from those Public Shareholders who affirmatively requested such redemption and who voted against the Business Combination. However, if the holders of 30% or more of the Public Shares held by Public Shareholders vote against approval of any potential Business Combination, the Company will not proceed with such Business Combination and will not redeem such Public Shares. If the Company determines not to pursue a Business Combination, even if the Public Shareholders of less than 30% of the Public Shares vote against approval of the potential Business Combination, no Public Shares will be redeemed.

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

The accompanying information has been prepared to conform with Rule 419 of the Securities and Exchange Commission, which was adopted to strengthen the regulation of securities offered by "blank check" companies. A blank check company is defined as (a) a development stage company that has no specific business plan or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company and (b) a company which issues securities that, among other things, (i) are not quoted in the NASDAQ system, or, (ii) in the case of a company which has been in continuous operation for less than three years, has net tangible assets of less than $5,000,000. Although the Company is a "blank check" company, it does not believe that Rule 419 is applicable to it in view of the fact that its net tangible assets exceeded $5,000,000 at the offering date. Accordingly, investors in the Offering did not and do not receive the substantive protection provided by Rule
419. Additionally, there can be no assurance that the United States Congress will not enact legislation which will prohibit or restrict the sale of securities of "blank check" companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Interim Financial Statements

In management's opinion, the accompanying unaudited interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations for the three months ended June 30, 1999 and 1998 and cash flows for the three months ended June 30, 1999 and 1998. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

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

   Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards to reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from nonowner sources. The Company has adopted SFAS 130. There is no impact from SFAS 130 as net income is equal to comprehensive income for all years presented.

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

5. COMMITMENTS AND CONTINGENCIES

The Company entered into employment agreements with Messrs. Frost and Hanna commencing on September 15, 1996 and requiring monthly salaries of $10,000 each plus monthly nonaccountable expense allowances of $1,000 each which are routinely paid on the first of each month. In the event the Company requires in excess of 20% of the net proceeds for operations, Messrs. Frost and Hanna, have undertaken to defer their salaries and expense allowances prospectively until the consummation by the Company of a Business Combination.

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

6. PENDING MERGER

The Company is in proceedings to obtain stockholders approval to adopt an Agreement and Plan of Merger dated as of May 27, 1999 (the "Merger Agreement") among the Company, FHGB Acquisition Corporation ("FHGB"), a New York corporation and wholly owned subsidiary of the Company and Gaines Berland, Inc., a New York corporation, GBI Trading Corp., a New York corporation and wholly owned subsidiary of Gaines Berland, and Gaines Berland Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Gaines Berland (collectively, "Gaines Berland").

The Merger Agreement provides that FHGB will merge with and into Gaines Berland, with Gaines Berland being the surviving corporation in the transaction (the "Merger") as a wholly owned subsidiary of the Company, and the separate existence of FHGB will cease. The Merger will become effective upon the filing of a Certificate of Merger with the Secretary of State of the State of New York. It is anticipated that such filing will be made within fifteen days after all of the conditions precedent to the Merger Agreement have been satisfied or waived.

Under the terms of the Merger Agreement, Gaines Berland shareholders have the right to receive (subject to certain adjustments) 21,917 shares of the Company's common stock in exchange for each share of Gaines Berland common stock held (the "Common Stock Conversions") by them at the effective date of the Merger (the "Effective Date"), not to exceed 16,000,000 shares of the Company's common stock. Each share of FHGB's common stock issued and outstanding immediately prior to the Effective Date shall, by virtue of the Merger, automatically be converted into one share of the Company's common stock. None of the shares of the Company's common stock currently outstanding will be converted or otherwise modified in the Merger and all of such shares will continue to be outstanding capital stock of the Company after the Effective Date.

The Merger Agreement may be terminated by the Company and/or Gaines Berland under certain circumstances. If the Merger Agreement is terminated by Gaines Berland because one or more of the representations made by the Company in the Merger Agreement is not accurate or because the Company has breached any covenant set forth in the Merger Agreement, then the Company must pay Gaines Berland a fee equal to $250,000. If the Merger Agreement is terminated by the Company because one or more of the representations made by Gaines Berland in the Merger Agreement is not accurate or because Gaines Berland has breached any covenant set forth in the Merger Agreement, then Gaines Berland must pay the Company a fee equal to $250,000. If the Merger Agreement is terminated by Gaines Berland because the Company fails to obtain the required shareholder vote for the approval of the Merger due to the fact that the Company's Board of Directors withdrew its recommendation for the Merger in order to satisfy its fiduciary duty to its shareholders, the Company must pay Gaines Berland a fee equal to $100,000.

In the event that the net Escrow Fund of the Company is less than $4,500,000 at the Effective Date, then Gaines Berland may elect to (i) terminate the Merger or (ii) determine a new Common Stock Conversion ration to be adjusted to the nearest lower whole number by multiplying it by a fraction, the number of which is $4,500,000 and the denominator of which is the net Escrow Fund.