Form 10-Q
period 1999-09-30
GBI CAPITAL MANAGEMENT CORP
filed 1999-11-15
CIK 1029730

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


___ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended

                                       OR

X Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from   August 25, 1999 to September 30, 1999

Commission File number


                          GBI CAPITAL MANAGEMENT CORP.
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           Florida                                          65-0701248
-------------------------------                          -----------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

  1055 Stewart Avenue, Bethpage, New York                      11714
-----------------------------------------                 --------------
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, Including Area Code:    (516) 470-1000


Former Fiscal Year was August 31
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes   X    No ___.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 1999, Issuer had outstanding 18,806,612 shares of Common Stock, par value $.0001 per share.

Part I:   Financial Information
Item I:   Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                                                      September 30,          August 24,
                                                                                          1999                  1999
                                                                                      -------------          ----------
                                                                                       (Unaudited)
                                            ASSETS:
Cash                                                                                       $485,370           $502,437
Receivable from broker-dealers                                                           14,113,082          8,576,148
Securities owned, at market value                                                         9,093,818          3,390,606
Furniture, fixtures and Leasehold Improvements, at cost, net of accumulated depreciation and amortization of $2,099,693  and $2,051,418 for
   September 30, 1999 and August 24, 1999, respectively.                                  2,490,423          2,468,361
Deferred tax benefit                                                                        852,000            834,000
Other Assets                                                                              1,107,721          1,361,393
                                                                                       ------------        -----------
            Total assets                                                                $28,142,414        $17,132,945
                                                                                       ============        ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
      Securities sold, not yet purchased, at market value                                $7,253,808         $3,918,091
      Note Payable                                                                          243,980            243,667
      Income taxes payable                                                                  500,842             84,600
      Accrued expenses and other liabilities                                              6,968,235          4,820,811
                                                                                       ------------        -----------

            Total liabilities                                                            14,966,865          9,067,169
                                                                                       ------------        -----------
Commitments and Contingencies

Stockholders' Equity:
   Common Stock - $.0001 par value;
   authorized 100,000,000, shares issued and
   outstanding 18,806,612 and 15,9999,410 shares, respectively.                               1,881              1,600
      Additional paid-in capital                                                          7,536,801          3,112,020
      Retained earnings                                                                   5,636,867          4,952,156
                                                                                       ------------        -----------
            Total stockholders' equity                                                   13,175,549          8,065,776
                                                                                       ------------        -----------
            Total liabilities and stockholders' equity                                  $28,142,414        $17,132,945
                                                                                       ============        ===========


See Accompanying Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Operations

                                                             Period from
                                                             August 25, to            One-month Ended
                                                             September 30,             September 30,
                                                            ---------------           ---------------
                                                                  1999                      1998
                                                            ---------------           ---------------
                                                                (Unaudited)             (Unaudited)
Revenues:
     Commissions and trading income                         $     6,989,874          $     1,824,631
     Interest and dividends, net                                     84,557                   70,615
     Underwriting fees                                               18,356                1,186,772
     Other                                                            1,004                    7,045
                                                            ---------------           ---------------
                                                                  7,093,791                3,089,063
                                                            ---------------           ---------------
Expenses:
     Compensation and benefits                                    4,019,052                1,529,105
     Brokerage, clearance and exchange fees                         246,824                  158,948
     Communications                                                 219,902                  206,632
     Occupancy and equipment                                        577,467                  485,877
     Professional fees                                              315,293                  186,703
     Business development                                           204,977                  109,280
     Other                                                          323,534                  119,753
                                                            ---------------           ---------------
                                                                  5,907,049                2,796,298
                                                            ---------------           ---------------

        Income before provision for income taxes                  1,186,742                  292,765

Income tax provision                                                502,031                  618,300
                                                            ---------------           ---------------
        Net income (loss)                                   $       684,711          $      (325,535)
                                                            ===============          ===============
Basic earnings (loss) per common share                      $           .04          $          (.02)
                                                            ===============          ===============
Diluted earnings (loss) per comon share                     $           .04          $          (.02)
                                                            ===============          ===============


See Accompanying Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

For the period from August 25, 1999 to September 30, 1999
(Unaudited)

                                                     Common
                                                     Stock                 Additional
                                             -------------------------       Paid-in        Retained
                                              Shares         Par Value       Capital        Earnings          Total
                                             ----------    -----------    -----------     -----------      ----------
Stockholders' equity,
  August 24, 1999                            15,999,410        $1,600     $ 3,112,020     $ 4,952,156      $ 8,066,776

Net income                                            -             -               -         684,711          684,711

Stock Issued                                  2,807,202           281       4,424,781               -        4,425,062

Stockholders' equity,
  September 30, 1999                         18,806,612       $ 1,881     $ 7,536,801      $5,636,867     $ 13,175,549





See Accompanying Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statement of Cash Flows

                                                                                             For period
                                                                                            August 25, to       One-month Ended
                                                                                            September 30,        September 30,
                                                                                                1999                 1998
                                                                                             -----------         -------------
                                                                                             (Unaudited)          (Unaudited)
Cash flows from operating activities:
     Net income(loss)                                                                           $ 684,711           $ (325,535)
     Adjustments to reconcile net income(loss) to net cash provided by/(used in)operating activities:
         Depreciation and amortization                                                             48,276               44,500
         Deferred income taxes                                                                    (18,000)             570,300
         Decrease(increase) in operating assets:
             Receivable from clearing broker dealer                                            (5,536,934)             687,468
             Securities owned , at market value                                                (5,703,212)              (4,689)
             Other assets                                                                         253,672             (489,826)
         (Decrease) increase in operating liabilities:
             Securities sold, not yet purchased, at market value                                3,335,717             (204,914)
             Income taxes payable                                                                 416,242               48,000
             Accrued expenses and other liabilities                                             2,147,424             (307,140)
                                                                                                ---------            ---------
               Net cash (used in)/provided by operating activities                             (4,372,104)              18,164
                                                                                                ---------            ---------
Cash flows from investing activity - Purchase of fixed assets                                     (70,338)             (23,850)
                                                                                                ---------            ---------
             Net cash (used in) investing activities                                              (70,338)             (23,850)
                                                                                                ---------            ---------
Cash flows from financing activities:
         Sale of common stock                                                                   4,425,062
         Subscriptions received                                                                         -               77,800
         Repayment of note                                                                            313              (83,333)
                                                                                                ---------            ---------
             Net cash provided by financing activities                                          4,425,375               (5,533)
                                                                                                ---------            ---------
Net increase(decrease) in cash                                                                    (17,067)             (11,219)

Cash at beginning of period                                                                       502,437              513,131
                                                                                                ---------            ---------
Cash at end of period                                                                           $ 485,370            $ 501,912
                                                                                                =========            =========
Supplemental disclosures of cash flow information:
     Cash paid during the period from August 25, 1999 to September 30, 1999, and the one month ended September 30, 1998:
         Interest                                                                               $ 279,676            $ 229,506


See Accompanying Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP

Notes to Consolidated Financial Statements
(Unaudited)


1.   Organization and Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of the GBI Capital Management Corp. and its wholly owned subsidiary Gaines, Berland Inc. ("Gaines Berland"), and Gaines Berland's wholly owned subsidiary, GBI Trading Corp. ("GBI Trading") (a development stage company) (collectively the "Company"). GBI Trading was incorporated in February 1999.

     On August 24, 1999 GBI Capital Management Corp., formerly known as Frost Hanna Capital Group, Inc ("Frost Hanna"),acquired all of the outstanding common stock of Gaines Berland. For accounting purposes, the acquisition has been treated as a recapitalization of Gaines Berland with Gaines Berland as the acquirer (reverse acquisition). The historical financial statements prior to August 24, 1999 are those of Gaines Berland.

     Gaines Berland is a broker-dealer registered with the Securities and Exchange commission and is a member of the National Association of Securities Dealers, Inc. Gaines Berland acts as an introducing broker, market maker, underwriter and trader for its own account.

     The financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The operations for the period August 25, 1999 to September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2000.


2.   Income taxes

     The Company files consolidated federal income tax returns, but each constituent entity files separate state income tax returns. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes and permanent differences.

3.   Earnings Per Share

     Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

     Period August 25, 1999 to September 30, 1999:
     Basic and dilutive:
     Income available to common stockholders (numerator)   $   684,711
     Shares (denominator)                                   18,806,212
     Per-Share amount                                      $      (.04)

     One month ended September 30, 1998:
     Basic and Dilutive:
     Loss to common Stockholders (numerator)                  (325,535)
     Shares (denominator)                                   15,999,410
     Per-Share amount                                             (.02)

4.   Stockholders' Equity

     For accounting purposes, the Company is considered to have issued on August 25, 1999, 2,807,202 shares of Common Stock to the stockholders of Frost Hanna and to Harten Financial in connection with the above-described merger. Following this action, the Company had 18,806,612 shares of Common Stock outstanding.

     On August 24, the Company authorized 2,000,000 shares of preferred stock, par value $.0001 per share, no shares have been issued as of September 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Forward-Looking Statements

     When used in this Form 10-Q and in future filings by the Company w ith the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties include those set forth in the Company's definitive Proxy Statement relating to a special meeting of Stockholders held on August 23, 1999. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


     Results of Operations

     Principal transactions for the period from August 25, 1999 to September 30, 1999 increased 166.7% to $3,281,450, from the one-month period ended September 30, 1998. The increase is primarily attributable to the increase in equity business generated by additional registered representatives and the addition of a wholesale trading division.

     Commissions for the period ended September 30, 1999 increased 515%, to $3,708424 from the comparable period in 1998. The increase is primarily attributable to the Company's increased business in equity securities, which, except for equity securities for which the company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. This increase is a direct result of the addition of registered representatives and an active market in equity securities.

     Interest income and dividends, net for the one month ended September 30, 1999 increased 19.7%, to $84,557 from the comparable period in 1998. The increase is primarily due to higher average cash balances with the companies clearing broker as well as rising interest rates.

     Underwriting fees for the period ended September 30, 1999 decreased by 98.5%, to $18,356, from the comparable period in 1998. The decrease is the result of the Company not participating in any underwritten public offerings where it acted as a manager or co-manager during the 1999 period.

     Employee compensation and benefits for the one-month ended September 30, 1999 increased 162.8%, to $4,019,052 from the comparable period in 1998. The increase is primarily attributable to the increase in the Company's revenues since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue.

     Brokerage, clearance and exchange fees for the period ended September 30, 1999 increased 55.3%, to $246,824, from the comparable period in 1998 as a result of higher ticket volume.

     Communications expense for the period ended September 30, 1999 increased 6.4%, to $219,902, from the comparable period in 1998. This increase is a result of the establishment and operations of an additional branch office.

     Occupancy and equipment costs for the period ended September 30, 1999 increased 18.9%, to $577,467, from the comparable period in 1998. This increase is a result of the establishment of an additional branch office in Florida and the relocation to a larger facility in New York City.

     Professional fees for the period ended September 30, 1999 increased 68.9%, to $315,293, from the comparable period in 1998. This increase is primarily a result of an increase in customer arbitrations in 1999.

     Business development costs for the period ended September 30, 1999 increased 87.6%, to $204,977, from the comparable period in 1998. This increase is primarily the result of additional registered representatives and broker trainees, and the purchase of additional prospective customer lists used to generate new business.

     Other expenses for the period ended September 30, 1999 increased 170.2%, to $323,534, from the comparable period in 1998. This increase is the result of an increase in the settlement of customer complaints and arbitration.

     Income tax provision for the one-month ended September 30, 1999 was $502,031.

     Net income of $684,711 for the period ended September 30, 1999 compares to net loss of $325,535 for the one-month ended September 30, 1998. This resulted primarily from the increase in revenues offset by increases in expenses as discussed above.

     Liquidity and Capital Resources

     Approximately 84% of the Company's assets at September 30, 1999 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

     The Company's brokerage subsidiary, Gaines, Berland Inc., is subject to net capital rules of the NASD and the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Gaines Berland's net capital position as of September 30, 1999, $2,565,337, which was $2,051,133, in excess of its net capital requirements.


     The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. Based upon these reviews, management believes that the Company's capital structure is adequate for current operations and reasonably foreseeable future needs.

     The Company's brokerage subsidiary, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent the Company maintains a short position in certain securities, it is exposed to a further off-balance-sheet market risk, since the Company's ultimate obligation may exceed the amount recognized in the financial statements.

     Year 2000

     The Company has instituted a firm wide program to address the year 2000 issue in order to prepare its computer systems and applications for properly processing dates after December 31, 1999.

     Third party vendors and service providers provide all of the Company's computer programs. Most of the programs were purchased after the Year 2000 issue became widely recognized. The Company has sought, and has received confirmation from its third-party program and service providers that the Year 2000 issue has been appropriately managed. Bear Stearns, Gaines Berland's clearing firm, is the Company's largest and most important computer service related vendor. Bear Stearns has installed a new system to appropriately manage the Year 2000 issue for Gaines Berland. In addition, Bear Stearns has provided confirmation to Gaines Berland of its compliance with the Year 2000 issue.

     The Company has also assessed its state of readiness regarding non-information technology systems for compliance with the Year 2000 issue. None of such systems are critical to the operation of the Company's business. Two such systems were identified as requiring remediation, which has been completed. Based on information currently available, the Company does not expect its Year 2000 expenditures for computer systems and non-information technology systems, in the aggregate, for fiscal 2000 to exceed $50,000. The expected costs of the Year 2000 program are based on management's current estimates, however, actual results could differ materially from those plans.

     The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems, third party vendors, and service provides, and from third parties with whom the Company deals worldwide. The Company is continuing to communicate with its vendors and service providers to determine the likely extent to which they may be affected by third parties' Year 2000 plans and target dates. In this regard, while the Company does not now expect material financial exposure as a result of the year 2000 problem, there can be no assurance that the systems of other entities on which the Company relies will be remedied on a timely basis, or that a failure to remedy by another party, would not have a material adverse effect on the Company. Such failures could have a material impact on the Company's ability to conduct business. In particular, the Company does not have a contingency plan in place in the event Bear Stearns is unable to provide clearing services to the subsidiary, Gaines Berland, or if general utility or telecommunications services fail as a result of the Year 2000 issue. In either of such events, the Company would be unable to conduct its business until the problem was remedied. Any such suspension of its business, if for more than a very brief period of time, would materially adversely affect the Company.

PART II - OTHER INFORMATION

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27. Financial Data Schedule (9/30/99)

         (b)      Reports on Form 8-K

         Current Report on Form 8-K, dated August 24, 1999, and filed with the SEC on September 8, 1999, reporting under Item 1 the change in control of the Registrant, under Item 2 the consummation of the merger between a subsidiary of Registrant and Gaines, Berland Inc., under Item 4 a change in the certifying accountant, under Item 7 it provided the financial statements and pro forma financial information, and under Item 8 a change in fiscal year.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GBI Capital Management Corp.
                                            ----------------------------
                                                   (Registrant)

Dated:   November 15, 1999                  By:  /s/ Joseph Berland
                                               --------------------------
                                                 Joseph Berland
                                                 Chairman of the Board,
                                                 Chief Executive Officer


                                            By:  /s/ Diane Chillemi
                                               --------------------------
                                                  Diane Chillemi
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
--------          -----------

27                Financial Data Schedule (9/30/99)