Form 10-K
period 1999-09-30
GBI CAPITAL MANAGEMENT CORP
filed 1999-11-22
CIK 1029730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    August 24, 1999

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number 0-22265

                          GBI CAPITAL MANAGEMENT CORP.
              ---------------------------------------------------
             (Name of Exact Registrant as Specified in Its Charter)

       Florida                                         65-0701248
-------------------------------             ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

1055 Stewart Avenue, Bethpage, New York                       11714
----------------------------------------                    ---------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:    (516) 470-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

         Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No ___

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 16, 1999, the aggregate market value of the Registrant's Common Stock (based on the reported last sale price on the NASD OTC Bulletin Board) held by non-affiliates of the registrant was $19,470,627.75.

         As of November 16, 1999, 18,806,612 shares of issuer's Common Stock were outstanding.

         The information required in Part III by Items 10, 11, 12 and 13 is incorporated by reference to Registrant's proxy statement in connection with its next Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

                          GBI CAPITAL MANAGEMENT CORP.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
SECTION                                                               PAGE NO.

PART I
Item 1.    Business
Item 2.    Properties
Item 3     Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters
Item 6.    Selected Financial Data
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operation
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management
Item 13.   Certain Relationships and Related Transactions

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K

                                     PART I

ITEM 1.           BUSINESS.

General

         We are a holding company engaged in the retail and institutional securities brokerage business and provide investment banking and research services through Gaines, Berland Inc., our primary operating subsidiary. Gaines Berland is registered as a broker-dealer with the Securities and Exchange Commission and is a member firm of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. Gaines Berland's business activities consist primarily of retail sales and trading of exchange listed and over-the- counter equity securities, options and mutual funds, as well as investment banking and research services. At September 30, 1999, the Company had approximately 296 registered representatives and maintained approximately 41,000 retail and institutional accounts. Gaines Berland is currently licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico, and operates primarily from its headquarters in Bethpage, New York. Gaines Berland also maintains branch offices in California, New York City and Florida.

         We were incorporated under the laws of the State of Florida on February 5, 1996. Gaines Berland was incorporated under the laws of the State of New York in August 1983. Gaines Berland became our wholly-owned subsidiary on August 24, 1999 pursuant to a merger with FHGB Acquisition Corporation, our wholly-owned subsidiary, with Gaines Berland surviving the merger. All references to the Company, unless the context requires otherwise, refer to the Company and Gaines Berland.

Sources of Revenue

         The following table indicates the dollar amount and the percentage of total revenues we derived from our sources of revenues for the last three fiscal years (the fiscal years ended August 24, 1999, August 31, 1998 and August 31,
1997). Revenues from agency transactions in securities for customers are shown as commissions. Principal transactions include profits from market making and other trading activities, as well as revenues from transactions in securities for customers where we acted in a principal capacity. Investment banking revenues consist of commissions, selling commissions, consulting fees and income from underwriting participation activities and placement agent fees. "Other Income" consists primarily of rental income and dividends.

                                             1999                           1998                           1997
                                             ----                           ----                           ----
                                     Amount         Percent         Amount         Percent         Amount        Percent
Commissions and
  trading income                $54,625,000          95.9%     $ 52,025,000         89.8%      $58,072,000       93.1%

Underwriting fees and
investment banking              $ 1,387,000           2.4%     $  4,795,000          8.3%      $ 3,281,000        5.3%

Interest and dividends
  and other income              $   971,000           1.7%     $  1,074,000          1.9%      $ 1,002,000        1.6%
                                -------------         ----     ------------          ----      ------------        ----
Total Revenues                  $56,983,000           100%     $ 57,894,000          100%      $62,355,000        100%


Retail Business

         Most of our revenues in the last several years are generated from our retail business. We charge commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over-the-counter market. When we receive a buy or sell order for a security in which we make a market, we may act as a principal and purchase from, or sell to, our customers the security on a disclosed basis at a price set in accordance with applicable securities regulations.

         We act as both principal and agent in the execution of our customers' orders in the over-the-counter market. We buy, sell and maintain an inventory of various securities in order to "make a market" in those securities. In executing customer orders for over-the-counter securities in which we do not make a market, we charge a commission and act as agent between our customers and an unaffiliated market-maker. However, when the buy or sell order is in a security in which we make a market, we may act as principal and purchase securities from or sell securities to our customers, which includes the permissible mark-up or mark-down from the current market price, in accordance with applicable securities regulations.

         Trading profits or losses depend upon the skills of the employees engaged in market making activities, the capital allocated to positions in securities and the general trends of prices in the securities markets. Trading as principal requires the commitment of capital and creates an opportunity for profits and risk of loss due to market fluctuations. We may take both long (ownership) and short (borrowing shares to effect sales of such shares) positions in those securities in which we make a market. As of September 30, 1999, we made markets in approximately 230 securities.

Investment Banking Activities

         Our investment banking revenues are principally derived from managing or co-managing public offerings of equity securities and from fees for providing investment banking and corporate finance consulting services. In the corporate finance area, we have been active as an underwriter or selling group member in over 150 public equity transactions since 1994. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with regulations regarding our net capital.

Investment Activities

         We also seek to realize investment gains by purchasing, selling and holding securities for our own account on a daily basis. We trade as principal in domestic equity and equity-related securities both on exchanges and in the over-the-counter market. We also engage for our own account in the arbitrage of securities. Our arbitrage activities involve purchasing securities at discounts from the value that we believe will be realized upon a later sale of those securities. We are required to commit the capital necessary for use in these investment activities. The amount of capital committed at any particular time will vary according to market, economic and financial factors, including the other aspects of our business. Additionally, in connection with our investment banking activities, we also receive warrants that entitle us to purchase securities of the corporate issuers for which we raise capital or provide advisory services.

Research Services

         Our research activities, which historically were focused primarily on the energy industry, now also include the review and analysis of general market conditions and other industry groups; the issuance of in-depth written reports of companies, with recommendations on specific actions to buy, sell or hold; the furnishing of information to retail and institutional customers; and responses to inquiries from customers and account executives. Gaines Berland also utilizes the services of Bear Stearns to provide research and analysts' reports.

Wholesale Trading Activities

         We have obtained regulatory approval to launch our proposed wholesale trading operations. We intend to hire traders who will make markets in a number of securities and who will also execute trades for institutional and high net worth investors. These trading operations will be based in our Ft. Lauderdale, Florida office.

Money Management Strategy

         We recently expanded our operations to include money management services by establishing a private investment fund, GBI 1500 Focus Fund, L.P. Our wholly-owned subsidiary, GBI Fund Management Corp., is the general partner of this fund.

Internet Strategy

         We are currently exploring expanding our operations through the use of the Internet, including offering to customers online brokerage services and research as well as conducting public offerings of securities over the Internet.

Administration, Operations, Securities Transactions Processing and Customer Accounts

         We do not hold any funds or securities for our customers. Instead, we use the services of Bear Stearns Securities Corp. as our clearing agent on a fully disclosed basis. Bear Stearns processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts are fully protected by an Excess Securities Bond issued by the Travelers Casualty & Surety Company providing protection for the account's entire net equity (both cash and securities). The services of Bear Stearns include billing, credit control, and receipt, custody and delivery of securities. Bear Stearns provides operational support necessary to process, record, and maintain securities transactions for our brokerage activities. Bear Stearns provides these services to our customers at a total cost which is less than it would cost us to process such transactions on our own. Bear Stearns also lends funds to our customers through the use of margin credit. These loans are made to our customers on a secured basis, with Bear Stearns maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of the clearing agreement, we indemnify Bear Stearns for any loss on these credit arrangements.

Competition

         We encounter intense competition in all aspects of our business and compete directly with many other securities firms for clients, as well as registered representatives. A significant number of our competitors offer their customers a broader range of financial services and have substantially greater resources than Gaines Berland. National retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry. We also compete with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. The recent emergence of online trading has further intensified the competition for brokerage customers. We currently do not offer any online trading services to our customers. The continued expansion of discount brokerage firms and online trading could adversely effect our retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services which banks and other institutions ultimately may offer to customers, we may be adversely affected to the extent those services are offered on a large scale basis. We try to compete through our advertising and recruiting programs for registered representatives interested in joining us.

Government Regulation

         The securities industry is subject to extensive and constantly evolving federal and state regulations promulgated by the SEC and various state agencies, as well as self-regulatory organizations such as NASD Regulation, Inc., the regulatory arm of the NASD. The principal purpose of such regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD Regulation and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Gaines Berland is registered with, and subject to the state securities commissions in 50 states, the District of Columbia and the Commonwealth of Puerto Rico.

         The regulations to which broker-dealers are subject cover all aspects of the securities industry, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers, employees and registered representatives. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or registered representatives.

Net Capital Requirements

         As a registered broker-dealer and member of the NASD, Gaines Berland is subject to the SEC's net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments to net worth are made with a view to excluding assets which are not readily convertible into cash and making a conservative valuation of other assets, such as firm's position in securities. Gaines Berland computes its minimum net capital requirement based on the "aggregate indebtedness method," which stipulates minimum net capital to be the greater of $100,000 or 6-2/3% of aggregate indebtedness or an amount determined based upon the market price and number of securities in which Gaines Berland is a market-maker, not to exceed $1,000,000. Aggregate indebtedness is the total of certain liabilities of a broker-dealer arising from or in connection with any transaction whatsoever, and includes, among other things, money borrowed, money payable against securities loaned and securities "failed to receive," the market value of securities borrowed to the extent to which no equivalent value is paid or credited. For broker-dealers using this method, the net capital rule requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1, and imposes restrictions on operations as described below. Compliance with the net capital rule limits those operations of securities firms which require the intensive use of their capital, such as underwriting commitments and principal trading activities, and limits the ability of securities firms to pay dividends or make payments on certain indebtedness, including subordinated debt, as it matures.

         In addition to the above requirements, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to such withdrawal, advance or loan and to any other such withdrawal, advance or loan as well as to any scheduled payments of subordinated debt which are scheduled to occur within six months, the net capital of the broker-dealer would fall below 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Further, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or its net capital would be less than 120% of the minimum dollar amount of net capital required.

         At August 24, 1999, Gaines Berland had net capital of $2,773,730 which exceeded its minimum net capital requirements of $562,500 by $2,211,230, and its ratio of aggregate indebtedness to net capital was 1.86 to 1. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment, or payment in respect of principal or subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than the specified percent (120%) of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of Gaines Berland that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our operating subsidiaries, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

Personnel

         As of September 30, 1999, we employed approximately 500 full-time employees, including 296 registered representatives. None of our personnel is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.


ITEM 2.  PROPERTIES.

         The principal executive offices of the Company and Gaines Berland are located at 1055 Stewart Avenue, Bethpage, New York, 11714, where the Company leases approximately 92,400 square feet of office space at a base rent of $1,706,232 per year with certain annual escalation clauses. The initial term of the lease expires in May 2007. The Company also operates the following branch offices:

                                                                      Approximate
                                             Approximate                 Annual
Office Location                             Square Footage            Lease Rental             Expiration
---------------                             --------------            ------------             ----------
22 Cortlandt Street                             27,000                  $627,450             March 31, 2010
New York, New York

2149 East Commercial Blvd.                      2,470                   $43,200               May 31, 2001
Ft. Lauderdale, Florida

2449 Chestnut Street                             250                    $12,000              month-to-month
San Francisco, California


ITEM 3.  LEGAL PROCEEDINGS.

         In January 1999, Gaines Berland was named as a defendant in a class action lawsuit commenced in the United States District Court for the Southern District of Texas relating to a secondary public offering of Mitcham Industries, Inc. for which it served as an underwriter with Jefferies & Company, Inc. and Rauscher Pierce Refsnes, Inc. (the "Moskowitz Class Action"). That offering involved the sale of approximately $35,000,000 in securities, although the amount of damages claimed is undeterminable at this time. Gaines Berland, along with the other underwriters, is entitled to be indemnified by Mitcham pursuant to the underwriting agreement executed in connection with that offering, subject to certain qualifications, reservations and limitations as provided in that underwriting agreement. On September 28, 1999, the underwriter defendants' (including Gaines Berland) motion to dismiss this lawsuit against them was granted by the Court.

         In April, 1999, Alan Gaines, a former officer and principal shareholder of Gaines Berland, filed an arbitration claim with the NASD against Gaines Berland and several of its former principal shareholders arising from the termination of the business relationship between Mr. Gaines and Gaines Berland. Mr. Gaines sought in excess of $2.5 million in damages. On October 20, 1999, this matter was settled and Gaines Berland agreed to pay Mr. Gaines $433,017 (including $243,017 which was not in dispute).

         In addition to the foregoing, Gaines Berland has been, and continues to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to its activities as a broker-dealer in securities, as an employer and as a result of other business activities. In general, the cases involve various allegations that employees of Gaines Berland had mishandled customer accounts. At October 31, 1999, we estimate that the total amount sought from Gaines Berland in pending and threatened claims is approximately $11,200,000. It is our opinion, based upon our historical experience and the reserves established by us, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of our company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 23, 1999, we held a special meeting of stockholders to consider the proposed merger among the Company (f/k/a Frost Hanna Capital Group, Inc.), FHGB Acquisition Corporation, a wholly-owned subsidiary of the Company, and Gaines Berland, pursuant to which FHGB would merge into Gaines Berland with Gaines Berland surviving the merger and becoming a wholly-owned subsidiary of the Company. In consideration of the merger, Gaines Berland's shares of common stock would be canceled and extinguished and automatically converted into the right to receive 21,917 shares of the Company's common stock. The shareholders voted to approve the merger, with 1,752,081 shares voting for the merger and 15,000 shares voting against the merger.

         We also proposed to change our name to GBI Capital Management Corp. The stockholders voted to change our name, with 1,752,081 shares voting for the name change, 15,000 shares voting against the name change, and 200 shares abstaining from the vote.

         We also proposed to amend our Articles of Incorporation to provide authorization for 2,000,000 shares of an authorized class of preferred stock which would vest the Board of Directors with the authority to determine the designations, preferences and limitations of the preferred stock. The stockholders voted to approve the amendment with 1,694,681 shares voting for, 72,200 shares voting against, and 400 shares abstaining from the vote.

         In connection with the merger, a new slate of directors was proposed for election. The following people were elected to the Board of Directors:


Name                          Shares Voted For              Shares Withheld
----                          ----------------              ---------------

Joseph Berland                  1,753,561                          5,400

Richard J. Rosenstock           1,753,561                          5,400

Mark Zeitchick                  1,753,561                          5,400

Vincent Mangone                 1,753,561                          5,400

Steven A. Rosen                 1,753,561                          5,400

Benjamin D. Pelton              1,753,561                          5,400

         We also proposed the approval of the 1999 Performance Equity Plan. The stockholders voted to approve this plan with 1,681,181 shares voting for, 62,200 shares voting against, and 12,900 shares abstaining from the vote.

         We also proposed the approval of the Annual Incentive Bonus Plan. The stockholders voted to approve this plan with 1,681,181 shares voting for, 62,600 shares voting against, and 12,500 shares abstaining from the vote.

         We also proposed the approval of the Special Performance Incentive Plan. The stockholders voted to approve this plan with 1,680,181 shares voting for, 62,600 shares voting against, and 13,500 shares abstaining from the vote.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to the completion of our initial public offering on October 16, 1997, there was no established public trading market for the Company's Common Stock. The Company's Common Stock became eligible for quotation on the NASD OTC Bulletin Board in the final week of October 1997 under the symbol FHAN. On August 24, 1999, we changed our name to GBI Capital Management Corp. and on August 25, the Common Stock began quotation under the symbol GBIC. The following table sets forth the high and low bid prices for the Common Stock as reported by the NASD for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.



Period                                  High($)                  Low($)

Fiscal 1999

     Fourth Quarter                       5.0                      3.25
(6/99-8/99)
     Third Quarter                        5.25                     2.375
(3/99-5/99)
     Second Quarter                       3.0                      2.125
(12/98-2/99)
     First Quarter                        3.125                    1.125
(9/98-11/98)

Fiscal 1998

     Fourth Quarter                       4.5                      1.25
(6/98-8/98)
     Third Quarter                        5.5                      4.5
(3/98-5/98)
     Second Quarter                       5.625                    5.125
(12/97-2/98)
     First Quarter                            [No quotes available]
(9/97-11/97)


Holders

         On November 15, 1999, there were 78 holders of record of our common stock. We believe there are over 500 beneficial owners of our common stock.

Dividends

         To date, we have not paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current anticipated cash needs as well as any other factors that the Board of Directors may deem relevant. Our ability to pay dividends in the future also may be restricted by Gaines Berland's obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intend on retaining all earnings for use in our business.

Recent Sales of Unregistered Securities

                                                               Consideration
                                                               Received and
                                                               Description of
                                                               Underwriting or
                                                               Other Discounts         Exemption            If Option, Warrant or
                                                               to Market Price            from              Convertible Security
    Date of        Title of                                    Afforded to            Registration          Terms of Exercise or
     Sale          Security              Number Sold           Purchasers               Claimed                 Conversion
   --------       ------------           -----------          ---------------         -------------         ----------------------
8/24/99         Common Stock             15,999,410         In consideration of            4(2)                      N/A
                                                            the merger

8/24/99         Common Stock                150,000         Consulting                     4(2)                      N/A
                                                            services provided
                                                            in connection with
                                                            the merger

8/24/99         Options to                  300,000         Options granted                4(2)        Exercisable after vesting
                Purchase                                    under                                      for ten years from date of
                Common Stock                                Employment                                 grant at an exercise price
                                                            Agreements; no                             of $4.0625 per share,
                                                            cash                                       vesting in five annual
                                                            consideration                              installments commencing
                                                            received by                                on date of grant.
                                                            Company until
                                                            exercise

8/24/99         Options to                  200,000         Options granted                4(2)        Exercisable after vesting
                Purchase                                    under                                      for five years from date of
                Common Stock                                Employment                                 grant at an exercise price
                                                            Agreements; no                             of $4.46875 per share,
                                                            cash                                       vesting in five annual
                                                            consideration                              installments commencing
                                                            received by                                on date of grant.
                                                            Company until
                                                            exercise

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial data set forth below is derived from the Company's audited financial statements. This selected financial data should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:


                                           Fiscal Period
                                          Ended August 24                 Fiscal Year Ended August 31
                                          ---------------       ---------------------------------------------
                                                1999            1998         1997          1996          1995
                                                ----            ----         ----          ----          ----
                                                                          (in thousands except share,
                                                                           per share and Other Data)

Income Statement Data:
Total revenues                          $      56,983       $  57,895   $   62,355    $   39,944    $   22,921
Total expenses                                 57,420          57,108       54,879        38,896        22,684
Pre-tax (loss) income                            (437)            787        7,476         1,048           227
Net (loss) income                                (324)            352        4,178           448            13
Basic and diluted earnings
   per common share                              (.02)            .03          .38           .05            .00
Weighted average shares
   outstanding - basic and diluted         16,473,748      11,421,819   10,870,832     9,950,308      9,336,642

Balance Sheet Data:
Total assets                            $      17,133       $  16,645   $   20,700    $    6,276    $     5,550
Total liabilities (excluding
    subordinated debt)                          9,067          10,266       13,986         4,051          3,788
Subordinated debt                                 --            1,000        1,000         1,000          1,000
Stockholders' equity                            8,066           5,379        5,714         1,225            762

Other Data:
Ratio of assets to
   stockholders equity                           2.12            3.09         3.62          5.12           7.28
Return on average equity                        (4.8%)           6.4%       120.4%         45.1%          17.1%
Pre-tax return on average equity
                                                (6.5%)          14.2%       215.5%        105.5           29.8%
Book value per share                     $        .50        $    .31   $     .49    $      .12    $       .08
Registered representatives                        296             233         270           114

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     When used in this Form 10-K and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties include those set forth in the Company's definitive Proxy Statement relating to a special meeting of stockholders held on August 23, 1999. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

     The following discussion and analysis should be read in conjunction with the our consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     We are engaged in the securities brokerage and trading business and provide investment banking and research services. Primarily revenues are generated by retail sales and trading of listed and OTC equity securities, options and mutual funds, investment banking and research services. We earn commissions from the buying and selling of equity securities on an agency basis. As a principal, we buy and sell securities, both for proprietary trading and to facilitate sales to our retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current inter-dealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. The revenues derived from our transactions as principal reflect realized and unrealized gains and losses on such transactions.

Results of Operations
For the Period September 1, 1998 to August 24, 1999 vs. Year Ended August 31,
1998

     Commissions and trading income for the period from September 1, 1998 to August 24, 1999 increased 5% to $54,625,262, from the year ended August 31,

1998.
This increase is a result of the addition of registered representatives and an active market in equity securities.

     Interest and dividend income, net for the period from September 1, 1998 to August 24, 1999 decreased slightly, .5%, to $922,376 from the year ended August 31, 1998.

     Underwriting fees and investment banking for the period from September 1, 1998 to August 24, 1999 decreased by 71.1%, to $1,386,588, from the year ended August 31, 1998. The decrease is the result of our not participating in any underwritten public offerings where we acted as a manager or co-manager during the 1999 period, while we participated in four public offerings for our investment banking clients, raising approximately $141 million, in fiscal 1998.

     Other revenues for the period from September 1, 1998 to August 24, 1999 decreased by 66.7%, to $49,007, from the year ended August 31, 1998. The decrease is the result of the decrease in consulting activities from which we derive fees.

     Employee compensation and benefits for the period from September 1, 1998 to August 24, 1999 decreased 3.8%, to $39,018,835, from the year ended August 31, 1998. The decrease is due primarily to the elimination of investment banking personnel and the reduction in bonuses due to our decreased profitability.

     Brokerage, clearance and exchange fees for the period from September 1, 1998 to August 24, 1999 increased 13.8%, to $2,678,741, from the year ended August 31, 1998 as a result of higher ticket volume.

     Communications expense for the period from September 1, 1998 to August 24, 1999 increased 1.1%, to $2,534,013, from the year ended August 31, 1998. This increase is a result of the establishment and operations of an additional branch office.

     Occupancy and equipment costs for the period from September 1, 1998 to August 24, 1999 increased 6.2%, to $5,113,830, from the year ended August 31, 1998. This increase is a result of the establishment of an additional branch office in Florida and the relocation to a larger facility in New York City.

     Professional fees for the period from September 1, 1998 to August 24, 1999 increased 157.2%, to $2,119,803, from the year ended August 31, 1998. This increase is primarily a result of costs associated with expanding our business, complying with regulatory requirements and litigation expenses.

     Business development costs for the period from September 1, 1998 to August 24, 1999 decreased 17.7%, to $1,534,638, from the year ended August 31, 1998. This decrease is primarily the result of decreased promotional expenses.

     Other expenses for the period from September 1, 1998 to August 24, 1999 increased 5.7%, to $4,420,419, from the year ended August 31, 1998. This increase is the result of an increase in reserve for potential litigation.

     Income tax benefit for the period from September 1, 1998 to August 24, 1999 was $112,470 as compared to the income tax provision of $435,177 for the year ended August 31, 1998, which was consistent with the decrease in income before this income tax provision.

     Net loss of $324,576 for the period from September 1, 1998 to August 24, 1999 compares to net income of $352,270 for the year ended August 31, 1998. This resulted primarily from the decrease in revenues and the increases in expenses as discussed above.


Year Ended August 31, 1998 vs. Year Ended August 31, 1997

     Commissions and trading income for the year ended August 31, 1998 decreased 10.4% to $52,025,409 from the year ended August 31, 1997. The decrease is primarily attributable to an appreciation of $4,800,000 in underwriters' purchase options in fiscal 1997, which did not exist in 1998, and the decrease in registered representatives employed by us in fiscal 1998 as compared to fiscal 1997.

     Interest and dividend income, net for the year ended August 31, 1998 increased 19%, to $927,356 from the year ended August 31, 1997. The increase is primarily attributable to our maintaining higher cash balances with their clearing broker in 1998.

     Underwriting fees and investment banking for the year ended August 31, 1998 increased by 46%, to $4,795,185, from the year ended August 31, 1997. The increase is the result of our participating in four public offerings where we acted as a manager or co-manager, raising approximately $141,000,000 for our investment banking clients during the 1998 period. In 1997 we participated in three public offerings, and raised approximately $36,000,000, for our investment banking clients.

     Other revenues for the year ended August 31, 1998 decreased by 34.1%, to $147,010, from the year ended August 31, 1997. The decrease is the result of the decrease in consulting activities from which we derive fees.

     Employee compensation and benefits for the year ended August 31, 1998 decreased .5%, to $40,561,426 from the year ended August 31, 1997. Since employee compensation to our traders and registered representatives is directly related to revenue, a portion of employee compensation follows the change in our revenues. The decrease in employee compensation is not directly proportionate with the decrease in revenues because a portion of the revenue decrease is related to a reduction in value of our investment account, which has no relationship to employee compensation.

     Brokerage, clearance and exchange fees for the year ended August 31, 1998 increased 3%, to $2,354,440, from the year ended August 31, 1997 as a result of higher ticket volume.

     Communications expense for the year ended August 31, 1998 increased 9.1%, to $2,505,735, from the year ended August 31, 1997. This increase is a result of additional personnel in the institutional trading, investment banking and research departments.

     Occupancy and equipment costs for the year ended August 31, 1998 increased 21.4%, to $4,814,782, from the year ended August 31, 1997. This increase is a result of the relocation to a larger facility in April 1997.

     Professional fees for the year ended August 31, 1998 decreased 30.5%, to $824,101, from the year ended August 31, 1997. This decrease was a result of the employment of in-house counsel, which reduced the need for outside legal services.

     Business development costs for the year ended August 31, 1998 decreased 15.9%, to $1,864,315, from the year ended August 31, 1997. This decrease is primarily the result of decreased promotional expenses.

     Other expenses for the year ended August 31, 1998 increased 94.8%, to $4,182,714, from the year ended August 31, 1997. This increase is the result of an increase in reserve for potential litigation.

     Income tax provision for the year ended August 31, 1998 was $435,177 as compared to the income tax provision of $3,298,256 for the year ended August 31, 1997, which was consistent with the decrease in income before this income tax provision.

     Net income of $352,270 for the year ended August 31, 1998 compares to net income of $4,177,944 for the year ended August 31, 1997. This resulted primarily from the decrease in revenues and increases in expenses as discussed above.

Liquidity and Capital Resources

     Approximately 73% of our assets at August 24, 1999 were highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

     The Company's brokerage subsidiary, Gaines Berland, is subject to net capital rules of the NASD and the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Gaines Berland's net capital position as of August 31,1999 and August 24, 1998 was, $2,773,730, and $1,807,781 respectively, which was $2,211,230 and $1,315,778 respectively, in excess of its net capital requirements.

     Our overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. Based upon these reviews, management believes that our capital structure is adequate for current operations and reasonably foreseeable future needs.

     As guarantor of our customer accounts to our clearing broker, we are exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent we maintain a short position in certain securities, it is exposed to a further off-balance-sheet market risk, since our ultimate obligation may exceed the amount recognized in the financial statements.

Year 2000

     We have instituted a firm wide program to address the year 2000 issue in order to prepare our computer systems and applications for properly processing dates after December 31, 1999.

     Third party vendors and service providers provide all of our computer programs. Most of the programs were purchased after the Year 2000 issue became widely recognized. We have sought and received confirmation from our third-party program and service providers that the Year 2000 issue has been appropriately managed. Bear Stearns, Gaines Berland's clearing firm, is our largest and most important computer service related vendor. Bear Stearns has installed a new system to appropriately manage the Year 2000 issue for Gaines Berland. In addition, Bear Stearns has provided confirmation to Gaines Berland of its compliance with the Year 2000 issue and we have performed point to point testing with Bear Stearns to get further comfort of their compliance with the year 2000 issue.

     We have also assessed our state of readiness regarding non-information technology systems for compliance with the Year 2000 issue. None of such systems are critical to the operation of the Company's business. Two such systems have been identified which require remediation, which has been completed. Based on information currently available, we do not expect our Year 2000 expenditures for computer systems and non-information technology systems, in the aggregate, for fiscal 2000 to exceed $50,000. The expected costs of the Year 2000 program are based on management's current estimates, however, actual results could differ materially from those plans.

     The Year 2000 issue creates risk for us from unforeseen problems in our own computer systems, third party vendors, and service provides, and from third parties with whom we deal. We are continuing to communicate with our vendors and service providers to determine the likely extent to which they may be affected by third parties' Year 2000 plans and target dates. In this regard, while we do not now expect material financial exposure as a result of the year 2000 problem, there can be no assurance that the systems of other entities on which we rely will be remedied on a timely basis, or that a failure to remedy by another party, would not have a material adverse effect on us. Such failures could have a material impact on our ability to conduct business. In particular, we do not have a contingency plan in place in the event Bear Stearns is unable to provide clearing services or if general utility or telecommunications services fail as a result of the Year 2000 issue. In either of such events, we would be unable to conduct our business until the problem was remedied. Any such suspension of our business, if for more than a very brief period of time, would materially adversely affect us.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our market making, investing and underwriting activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuation in liquidity. Such market conditions could limit our ability to resell securities purchased or to purchase securities sold short. These activities subject our capital to significant risks, including market, credit counterparty and liquidity risks. Market risk relates to the risk of fluctuating values based on market prices without action on our part. Our primary credit risk is settlement or counterparty risk, which relates to whether a counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. In addition, our market and liquidity risks and risks associated with asset revaluation are increased because these risks for us are concentrated.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                       Page

  Report of Goldstein Golub Kessler LLP on the Consolidated
   Financial Statements as of August 24, 1999 and
   August 31, 1998 and for the period September 1, 1998 to
   August 24, 1999 and for the year ended August 31, 1998............      18

  Report of Lerner & Sipkin, CPAs, LLP on the Consolidated
   Financial Statements as of August 31, 1997 and for the
   year then ended...................................................      19

  Consolidated Statements of Financial Condition as of
   August 24, 1999 and August 31, 1998...............................      20

  Consolidated Statements of Operations for the period from
   September 1, 1998  to August 24,1999 and the years ended
   August 31, 1998 and 1997..........................................      21

  Consolidated Statements of Changes in Stockholders' Equity for
   the period from September 1, 1998 to August 24, 1999 and the
   years ended August 31, 1998 and 1997..............................      22

  Consolidated Statements of Cash Flows for the period from
   September 1, 1998 to August 24, 1999 and the years
   August 31, 1998 and 1997..........................................      23

  Notes to the Consolidated Financial Statements.....................     24-29

                           GOLDSTEIN GOLUB KESSLER LLP
                  Certified Public Accountants and Consultants


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of GBI Capital Management Corp.

We have audited the accompanying consolidated statements of financial condition of GBI Capital Management Corp. and Subsidiary as of August 24, 1999 and August 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from September 1, 1998 to August 24, 1999 and for the year ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBI Capital Management Corp. and Subsidiary as of August 24, 1999 and August 31, 1998, and the results of their operations and their cash flows for the period from September 1, 1998 to August 24, 1999 and for the year ended August 31, 1998, in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 12, 1999





          1185 Avenue of the Americas Suite 500 New York, NY 10036-2602
                  TEL 212 372 1800 FAX 212 372 1801 www.ggk.com

                            Lerner & Sipkin, CPAs, LLP
                          Certified Public Accountants
                          132 Nassau Street, Suite 1023
                               New York, NY 10038

Telephone (212) 571-0064                              Facsimile (212) 571-0074

                          INDEPENDENT AUDITORS' REPORT

To the Officers and Directors of
GBI Capital Management Corp.
1055 Stewart Avenue
Bethpage, NY 11714

Gentlemen:

We have audited the accompanying statement of financial condition of GBI Capital Management Corp. as of August 31, 1997, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GBI Capital Management Corp. as of August 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in the accompanying schedules is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Rule 17a-5 of the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          /s/ Lerner & Sipkin, CPAs, LLP
                                       -------------------------------------
                                            Lerner & Sipkin, CPAs, LLP


New York, NY
October 28, 1997

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARY
Consolidated Statements of Financial Condition

                                                                                              August 24,         August 31,
                                                                                                 1999               1998
                                                                                            ------------        -----------
                                              ASSETS:
Cash                                                                                            $502,437          $513,131
Receivable from clearing broker                                                                8,576,148         9,433,488
Securities owned, at market value                                                              3,390,606         2,536,588
Furniture, fixtures and Leasehold Improvements, at cost, net of accumulated depreciation and amortization of  $2,051,418 and $1,341,342 at
   August 24, 1999 and August 31, 1998, respectively.                                          2,468,361         3,038,536
Deferred tax benefit                                                                             834,000           549,900
Other Assets                                                                                   1,361,393           573,720
                                                                                            ------------       ------------
            Total assets                                                                     $17,132,945       $16,645,363
                                                                                            ============       ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
      Securities sold, not yet purchased, at market value                                     $3,918,091        $2,886,495
      Note payable                                                                               243,667           833,333
      Income taxes payable                                                                        84,600         2,333,722
      Accrued expenses and other liabilities                                                   4,820,811         4,212,629
                                                                                            ------------        -----------
            Total liabilities                                                                  9,067,169        10,266,179
                                                                                            ------------        -----------
Commitments and Contingencies

      Subordinated Borrowing                                                                           -         1,000,000
                                                                                            ------------        -----------
Stockholders' Equity:
      Common stock - $.0001 par value
           authorized 100,000,000
           issued and outstanding 15,999,410 and 17,139,094 shares, respectively                   1,600             1,714
      Additional paid-in capital                                                               3,112,020         3,508,405
      Retained earnings                                                                        4,952,156         5,276,732
      Less stock subscriptions receivable                                                              -        (3,407,667)
                                                                                            ------------        -----------
            Total stockholders' equity                                                         8,065,776         5,379,184
                                                                                            ------------        -----------
            Total liabilities and stockholders' equity                                       $17,132,945       $16,645,363
                                                                                            ============       ============


See Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARY
Consolidated Statements of Operations


                                                         For the period from
                                                          September 1, 1998              For the Year Ended August 31,
                                                            to August 24,                -----------------------------------
                                                                 1999                         1998                  1997
                                                          -------------------            -----------------     --------------
Revenues:
    Commissions and trading income                         $       54,625,262             $ 52,025,409         $ 58,072,198
    Interest and dividends, net                                       922,376                  927,356              779,427
    Underwriting fees and Investment Banking                        1,386,588                4,795,185            3,280,592
    Other                                                              49,007                  147,010              223,092
                                                          -------------------            -----------------     --------------
                                                                   56,983,233               57,894,960         $ 62,355,309
                                                          -------------------            -----------------     --------------
Expenses:
    Compensation and benefits                                      39,018,835               40,561,426           40,781,280
    Brokerage, clearance and exchange fees                          2,678,741                2,354,440            2,285,464
    Communications                                                  2,534,013                2,505,735            2,295,148
    Occupancy and equipment                                         5,113,830                4,814,782            3,967,576
    Professional fees                                               2,119,803                  824,101            1,185,333
    Business development                                            1,534,638                1,864,315            2,217,573
    Other                                                           4,420,419                4,182,714            2,146,735
                                                          -------------------            -----------------     --------------
                                                                   57,420,279               57,107,513           54,879,109
                                                          -------------------            -----------------     --------------
(Loss) income before provision for income taxes                      (437,046)                 787,447          $ 7,476,200

Income tax benefit/(provision)                                        112,470                 (435,177)          (3,298,256)
                                                          -------------------            -----------------     --------------
       Net (loss)/income                                           $ (324,576)               $ 352,270          $ 4,177,944
                                                           ==================            =================     ==============
Basic (loss)/earnings per common share                                $ (0.02)                  $ 0.03               $ 0.38
                                                           ==================            =================     ==============
Diluted (loss)/earnings per comon share                               $ (0.02)                  $ 0.03               $ 0.38
                                                           ==================            =================     ==============

See Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity

For the period from September 1, 1996 to August 24, 1999


                                       Common                 Additional                             Stock
                                       Stock                   Paid-in      Retained    Treasury     Subscription
                                       Shares       Par Value  Capital      Earnings     Stock       Receivable    Total
                                     ----------     --------- ----------    ---------   --------     ------------- -------
Stockholders' equity,
  September 1, 1996                  12,799,528       1,280    $ 689,809    $ 746,518   $ (212,500)  $       -  $ 1,225,107

Purchase and retirement of
  common stock                         (219,170)        (22)     (36,978)          -            -            -      (37,000)

Sale of common stock                  1,972,530         197       347,603          -            -            -      347,800

Net income                                    -           -             -  4,177,944            -            -    4,177,944
                                     ----------     --------- ----------   ---------     --------     --------    ---------
Stockholders' equity,
  August 31, 1997                    14,552,888       1,455     1,000,434  4,924,462     (212,500)           -    5,713,851

Purchase of treasury stock                    -           -             -          -   (1,234,270)           -   (1,234,270)

Sale of stock                         2,586,206         259     2,507,971          -    1,446,770   (3,407,667)     547,333

Net income                                    -           -             -    352,270            -            -      352,270
                                     ----------     --------- ----------   ---------     --------     --------    ---------
Stockholders' equity at
 August 31, 1998                     17,139,094       1,714     3,508,405  5,276,732            -   (3,407,667)   5,379,184


Cancellation of stock subscription     (416,423)        (42)     (214,658)         -            -      214,700            -

Cash receipt for stock subscription           -           -             -          -            -    3,192,967    3,192,967

Purchase and retirement of stock       (832,846)        (83)     (238,216)         -            -            -     (238,299)

Issuance of stock                       109,585          11        56,489          -            -            -       56,500

Net Income                                    -           -             -   (324,576)           -            -     (324,576)
                                     ----------     --------- ----------   ---------     --------     --------    ---------
Stockholders' equity,
  August 24, 1999                    15,999,410     $ 1,600   $ 3,112,020  $4,952,156         $ -          $ -   $8,065,776
                                     ==========     ========= ===========  ==========    ========     ========   ==========

See Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARY
Consolidated Statement of Cash Flows

                                                                           For the period       For the          For the
                                                                           September 1, 1998    Year Ended      Year Ended
                                                                            to August 24,       August 31,       August 31,
                                                                               1999               1998             1997
                                                                           --------------      ------------     ------------
Cash flows from operating activities:
    Net (loss)income                                                          $ (324,576)       $ 352,270       $4,177,944
    Adjustments to reconcile net income(loss) to net cash
    provided by/(used in)operating activities:
      Depreciation and amortization                                              710,076          553,094          587,780
      Deferred income taxes                                                     (284,100)      (2,511,900)               -
      Decrease(increase) in operating assets:
         Receivable from clearing broker dealer                                  857,340          146,809       (5,054,775)
         Securities owned , at market value                                     (854,018)       4,768,726       (6,752,606)
         Other assets                                                           (787,673)          23,908         (286,691)
      (Decrease) increase in operating liabilities:
         Securities sold, not yet purchased, at market value                   1,031,596       (3,311,056)       6,022,446
         Income taxes payable                                                 (2,249,122)       1,571,141        2,395,805
         Accrued expenses and other liabilities                                  608,182         (850,988)       1,516,737
                                                                           --------------      ------------     ------------
           Net cash (used in)/provided by operating activities                (1,292,295)         742,004        2,606,640
                                                                           --------------      ------------     ------------
Cash flows from investing activity - Purchase of fixed assets                   (139,901)        (602,089)      (2,814,299)
                                                                           --------------      ------------     ------------
Cash flows from financing activities:
      Collection of stock subscriptions receivable                             3,192,967                -                -
      Sale of common stock                                                        56,500          547,333          347,800
      Purchase and retirement of common stock                                   (238,299)               -          (37,000)
      Purchase of common stock into treasury                                           -         (400,937)               -
      Repayment of subordinated borrowing                                     (1,000,000)               -        1,000,000
      Payment of note payable                                                   (666,667)               -       (1,000,000)
      Proceeds from note payable                                                  77,001                -                -
                                                                                                                         -
                                                                           --------------      ------------     ------------
         Net cash provided by financing activities                             1,421,502          146,396          310,800
                                                                           --------------      ------------     ------------
Net (decrease) increase in cash                                                  (10,694)         286,311          103,141

Cash at beginning of period                                                      513,131          226,820          123,679
                                                                           --------------      ------------     ------------
Cash at end of period                                                          $ 502,437        $ 513,131        $ 226,820
                                                                           ==============      ============     ============
Supplemental disclosures of cash flow information:
    Cash paid during the period from September 1, 1998 to August 24, 1999, and the years ending August 31, 1998 and 1997:
      Interest                                                               $ 2,744,398      $ 1,706,236        $ 150,333
                                                                           ==============      ============     ============
      Income taxes                                                           $ 2,606,431      $ 1,366,448        $ 906,752
                                                                           ==============      ============     ============

See Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Gaines, Berland Inc. is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. Gaines Berland acts as an introducing broker, market maker, underwriter and trader for its own account.

     The consolidated financial statements include the accounts of Gaines Berland and its wholly owned subsidiary, GBI Trading Corp. (a development stage company) (collectively the "Company"). GBI Trading was incorporated in February 1999. On August 24, 1999, Gaines Berland consummated a merger. See Note 11.


     Gaines Berland does not carry accounts for customers or perform custodial functions related to customers' securities. Gaines Berland introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, this clearing broker provides the clearing and depository operations for Gaines Berland's proprietary securities transactions. These activities may expose the company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Gaines Berland has agreed to indemnify the clearing broker for any resulting losses.

     At August 24, 1999, all of the securities owned and securities sold, not yet purchased, and the amount receivable from clearing broker reflected on the consolidated statement of financial condition are security positions with and amounts due from this clearing broker.

     The Company maintains cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Unrealized gains and losses on securities transactions are included in principal transactions in the consolidated statement of operations.

     The financial statements have been prepared in conformity with generally accepted accounting principles which require the use of estimates by management.

     Furniture and fixtures are depreciated on a straight-line basis over the economic useful lives of the assets, not exceeding seven years. Leasehold improvements are amortized over the lesser of their economic useful lives or the expected term of the related lease.

     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED:

     Securities owned and securities sold, not yet purchased consists of:

                                   August 24,                   August 31,
                   August 24,         1999       August 31,        1998
                      1999         Securities       1998        Securities
                   Securities     Sold Not Yet   Securities    Sold Not Yet
                     Owned         Purchased       Owned        Purchased
                 ------------     ----------    ----------     ------------
       Equities   $   710,253     $3,886,145    $  684,436      $2,852,138
       Warrants     2,679,103         31,946     1,852,152          34,357
        Options         1,250
                 -------------    ----------    ----------     -----------
                  $ 3,390,606     $3,918,091    $2,536,588      $2,886,495
                 =============    ==========    ==========     ===========

     Securities owned, traded on a national exchange are valued at the bid price. Securities sold, not yet purchased, traded on a national exchange are valued at the ask price. The resulting unrealized gains and losses are reflected in revenue.

     Securities sold, not yet purchased, represent obligations of Gaines Berland to deliver specified securities by purchasing the securities in the market at prevailing market prices. Accordingly, these transactions result in off-balance-sheet market risk as Gaines Berland's ultimate obligation may exceed the amount recognized in the financial statements.

     At August 31, 1998 stock warrants may not have been readily marketable and have been valued at fair value as determined by management. The warrants are valued based on a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in principle transactions.

3.   NOTE PAYABLE:

     As a part of a buy-out agreement dated May 31, 1998 with one of Gaines Berland's stockholders, Gaines Berland signed a promissory note in the amount of $1,000,000 maturing June 30, 1999. The promissory note was to be paid in 12 monthly installments bearing no interest. In April 1999, This stockholder commenced arbitration before the NASD in connection with the buyout agreement (see Note 8). In October 1999 the arbitration was settled for $443,017, which included the remaining balance on the note payable. Because of its short-term nature, the fair value of the note payable approximates its carrying amount.

4.   INCOME TAXES:

     Deferred income tax benefits result from the net effect of unrealized appreciation on securities positions and the accrual of settlements.

     The Provision (benefit) for income taxes consists of:

                                   Period from
                                   September 1,          Year ended
                                   1998 to        ----------------------------
                                   August 24,      August 31,      August 31
                                      1999            1998           1997
                                  --------------------------------------------
         Current:
            Federal               $   79,678      $ 2,194,596    $  969,241
           State and local            91,952          752,481       367,015
                                  ----------      -----------    ----------
         Total Current               171,630        2,947,077     1,336,256
                                  ----------      -----------    ----------

         Deferred:
           Federal                  (209,000)      (1,804,000)    1,400,000
           State and Local           (75,100)        (707,900)      562,000
                                  ----------      -----------    ----------
         Total deferred             (284,100)      (2,511,900)    1,962,000
                                  ----------      -----------    ----------
         Provision (benefit)      $ (112,470)     $   435,177    $3,298,256
                                  ==========      ===========    ==========

     The provision (benefit) for income taxes for the years ended August 24, 1999 and August 31, 1998 and 1997 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                                               August 24, August 31, August 31,
                                                 1999       1998       1997
                                                 ---------------------------
     Tax (benefit) at federal statutory rate     (34%)       34%        34%
     State income taxes                            8%         9%         9%
     Other                                         -         12%         1%
                                                 ---------------------------
                                                 (26%)       55%        44%
                                                 ===========================

     The deferred tax asset (liability) results from the following:

                                              August 24,  August 31,  August 31,
                                               1999        1998         1997
                                             ----------------------------------
     Unrealized gains on securities          $      0   $ (30,000) $(1,962,000)
     Other temporary differences              834,000     580,000            -
                                             ----------------------------------
     Total deferred tax (liability) asset    $834,000   $ 550,000  $(1,962,000)
                                             ==================================

5.   NET CAPITAL REQUIREMENT

     As a registered broker-dealer, Gaines Berland is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Net Capital Rule"), which requires the maintenance of minimum net capital. Gaines Berland computes its net capital under the aggregate indebtedness method permitted by rule 15c3-1, which requires that Gaines Berland maintain minimum net capital, as defined, of the greater of 6-2/3% of aggregate indebtedness, as defined, or $100,000, or an amount determined based on the market price and number of securities in which Gaines Berland is a market-maker, not to exceed $1,000,000.

     At August 24, 1999 and August 31, 1998 and 1997, Gaines Berland had net capital, as defined, of $2,773,730, $1,807,781 and $3,739,225, which exceeded minimum net capital requirements of $562,500, $492,003 and $388,607 by $2,211,230, $1,315,778 and $3,350,618, respectively.

6.   PROFIT-SHARING PLAN

     Gaines Berland is a sponsor of a defined contribution profit-sharing plan for its eligible employees. Contributions to the plan, if any, are determined by the employer and come out of its current accumulated profits not to exceed the amount permitted under the Internal Revenue Code as a deductible expense. Gaines Berland made no contribution to the plan for the period from September 1, 1998 to August 24, 1999 and the years ended August 31, 1998 and 1997.

7.   SUBORDINATED BORROWING

     Gaines Berland repaid a subordinated loan on July 22, 1999. The subordinated borrowing had been approved by the NASD for inclusion in computing Gaines Berland's net capital pursuant to the Net Capital Rule. The loan had been established with a stockholder of Gaines Berland and was interest bearing at a rate of 7-7/8% per annum, resulting in interest expense of approximately $71,000 for the period from September1, 1998 to August 24, 1999 and approximately $80,000 for each of the years ended August 31, 1998, 1997. Because of its short-term nature, the fair value of the subordinated loan approximates its carrying amount.


8.   COMMITMENTS AND CONTINGENCIES

     Gaines Berland leases office space at several locations including Bethpage, NY, New York City, NY and Fort Lauderdale, FL. These leases expire May 30, 2007, March 31, 2010 and May 13, 2001, respectively. Gaines Berland also occupies additional space for its branch in California and Florida under month-to-month leases. The minimum annual rental payments for these leases are as follows:

             Year ending August 31,
                     2000                          $ 1,569,937
                     2001                            1,947,936
                     2002                            1,949,889
                     2003                            1,983,255
                     2004                            1,997,714
               Thereafter                            9,441,222
                                                   -----------
                                                   $18,816,153
                                                   ===========

     The leases contain provisions for escalations based on increases in certain costs incurred by the lessor. Gaines Berland has the option to renew one of these leases for an additional three-year period. Rent expense was $1,618,970 for the period ended August 24, 1999 and $1,997,871 and $1,444,000 for the years ended August 31, 1998 and 1997, respectively.


     Gaines Berland has been named as defendant in certain legal actions in the ordinary course of business. Additionally, in April 1999 a former stockholder of Gaines Berland commenced an arbitration before the NASD asserting, among other things, fraud and breach of contract relating to an agreement dated May 31, 1998. The arbitration was settled in October 1999 for $443,017, which included the remaining balance on the note payable (see
     Note 3). At August 24, 1999 and August 31, 1998 and 1997, Gaines Berland had accrued

     $2,004,000 and $1,400,000 and $650,000, respectively, for settlement of all such legal proceedings.

9.   FINANCIAL INSTRUMENTS

     Gaines Berland's activities include the purchase and sale of warrants. Warrants give the buyer the right to purchase securities at a specific price until a specified expiration date. These financial instruments are used to conduct trading activities and manage market risk.

     Gaines Berland may receive warrants as apart of its underwriting activities for initial public offerings.

     Such transactions may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. Substantially all of the warrants are traded on national exchanges, which can be subject to market risk in the form or price fluctuations.

10.  EARNINGS PER SHARE

     Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

     Period September 1, 1998 to August 24, 1999:
     Basic and diluted:
       Loss available to common stockholders (numerator)       $   (324,576)
       Weighted-average shares (denominator)                     16,473,748
       Per-Share amount                                        $       (.02)

     Year ended August 31, 1998:
     Basic and diluted:
       Income available to common stockholders (numerator)     $    352,270
       Weighted-average shares (denominator)                     11,421,819
       Per-Share amount                                        $        .03

    Year ended August 31, 1997:
    Basic and diluted:
       Income available to common stockholders (numerator)      $ 4,177,944
       Weighted-average shares (denominator)                     10,870,832
       Per-Share amount                                         $       .38

11.  SUBSEQUENT EVENTS

     On August 24, 1999, Gaines Berland consummated a merger with FHGB Acquisition Corporation, a wholly owned subsidiary of Frost Hanna Capital Group, Inc. ("Frost Hanna"). Frost Hanna is a publicly owned company which trades on the NASD OTC Bulletin Board.

     The merger agreement provided that the Company survived the merger and became a wholly owned subsidiary of Frost Hanna, and that each share of common stock of the Company was exchanged for 21,917 shares of Frost Hanna common stock. Simultaneously, Frost Hanna changed its name to GBI Capital Management Corp. For accounting purposes, the acquisition has been treated as a recapitalization of Gaines Berland with Gaines Berland as the acquirer (reverse acquisition). The historical financial statements prior to August 24, 1999 are those of Gaines Berland. This recapitalization has been reflected in these financial statements.

     The Company's fiscal year-end has been changed to September 30.

12.  INTEREST EXPENSE

     During the period September 1, 1998 to August 24, 1999 and for the years ended August 31, 1998 and 1997, the Company incurred interest expense of $2,815,422 and $1,706,236 and $154,298, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             As reported in our Current Report on Form 8-K, dated May 27, 1999, we dismissed Arthur Andersen LLP and subsequently engaged Goldstein Golub Kessler LLP as our new independent accountants for the fiscal year ending August 24, 1999. The report of Arthur Andersen LLP on our financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss Arthur Andersen LLP and engage Goldstein Golub Kessler LLP was made by our board of directors. During the two most recent fiscal years and through the date of termination (September 3, 1999), there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             See Item 13.

ITEM 11.     EXECUTIVE COMPENSATION.

             See Item 13.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             See Item 13.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information required by Items 10, 11, 12 and 13 is incorporated by reference to the information included in our definitive proxy statement in connection with the next Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

                                     PART IV

ITEM 14.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a)(1)    Financial Statements

       Report of Goldstein Golub Kessler LLP on the Consolidated
       Financial Statements as of August 24, 1999 and August 31, 1998 and for the period September 1, 1998 to August 24, 1999 and for the year ended August 31, 1998.

       Report of Lerner & Sipkin, CPAs, LLP on the Consolidated
       Financial Statements as of August 31, 1997 and for the year then ended.

       Consolidated Statements of Financial Condition as of
       August 24, 1999 and August 31, 1998.

       Consolidated Statements of Operations for the period from September 1, 1998 to August 24,1999 and the years ended
       August 31, 1998 and 1997.

       Consolidated Statements of Changes in Stockholders' Equity for the period from September 1, 1998 to August 24, 1999 and the years ended August 31, 1998 and 1997.

       Consolidated Statements of Cash Flows for the period from September 1, 1998 to August 24, 1999 and the years
       August 31, 1998 and 1997.

       Notes to the Consolidated Financial Statements.

    (a)(3)    Exhibits

       See Exhibit Index appearing later in this Report.

    (b) Reports on Form 8-K

                 Current Report on Form 8-K, dated May 27, 1999, and filed with the SEC on June 23, 1999, reporting under Item 5 the execution of the Merger Agreement relating to the merger between the Registrant and Gaines, Berland.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GBI CAPITAL MANAGEMENT CORP.
                                         (Registrant)

Dated:   November 22, 1999                   /s/
                                         By:_______________________
                                            Name:   Joseph Berland
                                            Title:  Chairman of the Board
                                                    and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                                       Title                                                Date
-----------                                      -----                                              --------
 /s/                                             Chairman of the Board and Chief                    November 22, 1999
-----------------------------------                  Executive Officer
Joseph Berland

 /s/                                             Chief Financial Officer (and                       November 22, 1999
-----------------------------------                  Principal Accounting Officer)
Diane Chillemi

 /s/
-----------------------------------              Director                                           November 22, 1999
Vincent Mangone
 /s/
-----------------------------------              Director                                           November 22, 1999
Benjamin Pelton
/s/
-----------------------------------              Director                                           November 22, 1999
Steven A. Rosen
/s/
-----------------------------------              Director                                           November 22, 1999
Richard J. Rosenstock
/s/
-----------------------------------              Director                                           November 22, 1999
Mark Zeitchick

                         EXHIBIT INDEX [To be Confirmed]


                                                                       Incorporated
Exhibit                                                                By Reference           No. in
Number         Description                                            from Document          Document           Page
------         -----------                                            -------------          --------           ----
2.1            Agreement and Plan of Merger, dated May                      A                  2.1
               27, 1999

3.1            Articles of Incorporation                                    B                  3.1

3.2            Articles of Amendment to the Articles of                     --                  --             Filed
               Incorporation, dated August 24, 1999                                                           Herewith

3.3            By-Laws                                                      B                  3.2

4.1            Form of Common Stock Certificate                             B                  4.1

4.2            Form of Warrant Agreement between the                        B                  4.2
               Registrant and Cardinal Capital
               Management, Inc. (including the form of
               Warrant Certificate).

10.1           Agreement of Lease, dated December 20,                       -                   --             Filed
               1996, between the Registrant and Briarcliffe                                                   Herewith
               College, Inc.

10.2           Standard Form of Office Lease, dated                         -                   -              Filed
               August 3, 1999, between the Registrant and                                                     Herewith
               Mayore Estates LLC and 80 Lafayette LLC, together,
               with Amendment dated August 19, 1999.

10.3           Agreement for Securities Clearance                           --                  --             Filed
               Services, dated April 30, 1985, between                                                        Herewith
               Gaines Berland and Bear Stearns.

10.4           1999 Performance Equity Plan                                 C              Exhibit "C"

10.5           Annual Incentive Bonus Plan*                                 C              Exhibit "D"

10.6           Special Performance Incentive Plan*                          C              Exhibit "E"

10.7           Form of Employment Agreement, dated                          C              Exhibit "F"
               August 24, 1999, between the Registrant
               and certain employees*

10.7.1         Schedule of Employment Agreement in the                      --                  --             Filed
               form of Exhibit 10.7, including material detail                                                Herewith
               in which such document differs from Exhibit
               10.7

21             List of Subsidiaries                                         --                  --             Filed
                                                                                                              Herewith
27.1           Financial Data Schedule                                      --                  --             Filed
                                                                                                              Herewith

---------------------

A.   Registrant's Form 10-QSB filed on August 16, 1999.

B.   Registrant's Registration Statement on Form SB-2 (File No. 333-31001).

C. Registrant's Definitive Proxy Statement relating to a Special Meeting of Stockholders held on August 23, 1999.

*    Management Compensation Contract