Form 10-K/A
period 1999-09-30
GBI CAPITAL MANAGEMENT CORP
filed 1999-12-22
CIK 1029730

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A


(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 24, 1999

                                       OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                         Commission file number 0-22265


                          GBI CAPITAL MANAGEMENT CORP.
            -------------------------------------------------------
             (Exact name of Registrant as specified in Its charter)



           Delaware                                         65-070248
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1055 Stewart Avenue, Bethpage, New York                           11714
---------------------------------------                       -------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (516) 470-1000
                 -------------------------------------------------
                 (Issuer's Telephone Number, Including Area Code


The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended August 24, 1999 as set forth in the pages attached hereto:

   Item 10.      Directors and Executive Officers of the Registrant
   Item 11.      Executive Compensation
   Item 12.      Security Ownership of Certain Beneficial Owners and Management
   Item 13.      Certain Relationships and Related Transactions

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of our directors, each of whom became a director and was appointed to the position indicated upon the completion of our merger with Gaines Berland on August 24, 1999. Our directors are elected annually and serve until the next annual meeting of stockholders.


Name                        Age  Position
-----                       ---  ---------

Joseph Berland              59   Chairman of the Board, Chief Executive Officer
Richard J. Rosenstock       48   President, Chief Operating Officer
Mark Zeitchick              34   Executive Vice President
Vincent Mangone             34   Executive Vice President
Steven A. Rosen             54    __
Benjamin D. Pelton          48    __

         Joseph Berland is the co-founder of Gaines Berland. He has served as Chairman of the Board and Chief Executive Officer of Gaines Berland since October 1983.

         Richard Rosenstock joined Gaines Berland in 1986. He has served as a director of Gaines Berland since January 1994. He has served as an executive vice president of Gaines Berland from January 1994 until May 1998, at which time he became president of Gaines Berland.

         Mark Zeitchick joined Gaines Berland in October 1993 and since September 1995 he has served as an executive vice president.

         Vincent Mangone joined Gaines Berland as a registered representative in October 1993 and since September 1995 he has served as executive vice president of Gaines Berland.

         Benjamin D. Pelton is an attorney and has been a partner in the law firm of Pelton, Balland, Young, Demsky, Baskin & O'Malie, P.C. since 1978.

         Steven A. Rosen is a dentist and has been the owner and senior officer of Unique Dental Care, a corporation which operates a multi-professional dental practice, for more than the past five years.

Other Executive Officers

         Diane Chillemi, 41 years old, became our chief financial officer upon completion of our merger with Gaines Berland on August 24, 1999. Ms. Chillemi joined Gaines Berland in February 1997 as its director of finance and since July 1997 she has served as its chief financial officer. She served as an accounting manager at CT Legal Information Services, a service provider to the legal community, from September 1996 until February 1997, was a consultant to Gaines Berland from May 1996 until September 1996, and was a financial services manager with Darby Group Co., Inc., a manufacturer and distributor of generic drugs and medical supplies, from July 1984 until March 1996.

Key Employees

         David Thalheim, 45 years old, became our administrator and the administrator of Gaines Berland upon completion of our merger with Gaines Berland on August 24, 1999. Since January 1991, Mr. Thalheim has been the president of Imperial International Group, Inc., which has rendered consulting services to Gaines Berland since 1993. From 1977 through 1990, Mr. Thalheim served as vice president and then president of Thalheim Expositions, Inc., an independent trade show and exposition management company.

         Michael Avella, 45 years old, joined Gaines Berland as its chief compliance officer in March 1994 and since May 1995 has been the chief information technology officer of Gaines Berland.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are also required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, for the fiscal year ended August 24, 1999, no person who is a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the fiscal year ended August 24, 1999 for the Company's chief executive officer and each other executive officer who was serving as such as of August 24, 1999 and whose compensation exceeded $100,000 for the fiscal year ended August 24, 1999. Each of these persons other than Mr. Frost are employees of Gaines Berland and assumed their executive positions with us upon the consummation of our merger with Gaines Berland on August 24, 1999. Except for the compensation paid to Mr. Frost, the compensation indicated in the table relates to compensation paid or accrued by Gaines Berland prior to the merger.



                           SUMMARY COMPENSATION TABLE

                                                                        Annual Compensation                Long-Term Compensation
                                                                     -------------------------       -----------------------------
                                                                      Salary ($)     Bonus ($)      Number of          All Other
             Name and Principal Position                   Year                                     Options(#)      Compensation ($)
-----------------------------------------------------     -----      ----------      --------       ----------      ---------------
Joseph Berland                                             1999        233,058        56,404          100,000          407,838 (1)
   chairman of the board and chief executive officer

Richard J. Rosenstock                                      1999        217,672        63,761          100,000          407,838(1)
   president and chief operating officer

Mark Zeitchick                                             1999          -0-         221,622          100,000          960,837(2)
   executive vice president

Vincent Mangone                                            1999          -0-         221,622          100,000          958,041(3)
   executive vice president

Diane Chillemi                                             1999        92,692         47,513            -0-                -0-
   chief financial officer

Richard B. Frost                                           1999        80,000           -0-             -0-              8,000(5)
    (former chairman of the board and                      1998       120,000           -0-             -0-             12,000(5)
     chief executive officer)(4)                           1997        70,000           -0-             -0-              7,000(5)


(Footnotes on following page)

(1) Represents override commissions payable at the rate of 1% of total retail and institutional brokerage commissions generated by all of our offices other than New York City and 0.8% of total commissions generated by our New York City office.

(2) Represents $108,534 of commissions earned from customer accounts for which Mr. Zeitchick is a designated account representative and $852,303 of override commissions payable at the rate of to 1.75% of total retail and institutional brokerage commissions generated by all of our offices other than New York City and 1.25% of total commissions generated by our New York City office, for part of the year, and at a rate of 5% of total commissions after deduction of overrides payable to other managers for the other part of the year.

(3) Represents $105,738 of commissions earned from customer accounts for which Mr. Mangone is a designated account representative and $852,303 of override commissions earned at the same rate as Mr. Zeitchick.

(4) Mr. Frost resigned as chairman of the board and chief executive officer upon consummation of merger. The amounts indicated for Mr. Frost relate to the periods from January 1, 1999 to August 24, 1999, and for each of the two fiscal years ended December 31, 1998 and December 31, 1997. In connection with our merger, we changed our fiscal year end.

(5)   Represents a $1,000 per month non-accountable expense allowance.


Compensation Arrangements for Current Executive Officers

      None of our executive officers at August 24, 1999 was employed pursuant to written employment agreements effective prior to that date. In fiscal 1999, each of Messrs. Berland and Rosenstock received salary, bonuses and commission overrides as set forth in the Summary Compensation table above. Each of Messrs. Zeitchick and Mangone received commissions for customer accounts for which they were a designated account representative, commission overrides and bonuses as set forth in the Summary Compensation table.

      Messrs. Berland, Rosenstock, Zeitchick and Mangone currently are employed by us pursuant to five-year employment agreements entered into on August 24, 1999. These agreements may be terminated by the employee upon 30 days' notice to us. Each of these officers receive an annual base salary of $120,000, subject to periodic increases at the discretion of our board of directors or our Compensation Committee. The employment agreements provide that each person is entitled to participate in our various incentive compensation plans and provided for the grant of stock options to purchase 100,000 shares of our common stock upon the consummation of our merger with Gaines Berland. The employment agreements prohibit the employee from competing with us for one year after employment terminates unless termination is by the employee for good reason or if his employment is terminated by us without cause. The employment agreements also provide that in the event of a change of control of our company, each person shall be entitled to receive a severance payment equal to all compensation due him under the remaining term of his employment agreement in a lump sum payment.

      During fiscal 1999, Diane Chillemi received a salary at the rate of $100,000 per year and was awarded a bonus of $47,513. Effective September 1, 1999 her salary was increased to $125,000 and effective January 1, 2000, it will be increased to $135,000. On December 13, 1999, Ms. Chillemi was granted ten-year options to purchase 15,000 shares of common stock at an exercise price of $3.00 per share, vesting in three equal installments on each of December 13, 2000, 2001 and 2002.

Compensation Arrangements for Former Chief Executive Officer

      Richard B. Frost served as our chairman of the board and chief executive officer until our merger with Gaines Berland on August 24, 1999. Mr. Frost was employed under a three-year employment agreement, effective as of September 30, 1996, which provided for an annual base salary of $120,000 and provided for a $1,000 monthly non-expense allowance. This employment agreement was terminated upon consummation of the merger.

Compensation Arrangements for Certain Other Employees

      SEC regulations require us to disclose material transactions between us and our stockholders who beneficially own more than 5% of our outstanding common stock. Discussed below are compensation arrangements we had or have with two employees who were or are greater-than-5% stockholders.

      David Thalheim, our administrator, is a key employee and he beneficially owns 8.2% of our outstanding common stock. Mr. Thalheim is employed by us under a five-year employment agreement entered into on August 24, 1999. This agreement is substantively identical to the employment agreements which we have with Messrs. Berland, Rosenstock, Zeitchick and Mangone and which are described above. In accordance with his agreement, on August 24, 1999 he was granted ten-year options to purchase 100,000 shares of common stock at an exercise price of 4.0625, vesting in four annual installments of 24,615 shares on each of August 24, 1999, 2000, 2001 and 2002, and in a fifth instalment of 1,540 shares on August 24, 2003.

      Mark J. Hanna, our president prior to our merger with Gaines Berland, beneficially owned 13.6% of our outstanding common stock prior to our merger (1.9% immediately after the merger). Mr. Hanna was formerly employed by us under a three-year employment agreement identical to our former agreement with Mr. Frost described above. Mr. Hanna's agreement was terminated upon consummation of the merger. During the period January 1, 1999 through August 24, 1999, Mr. Hanna was paid a salary of $80,000 and received $8,000 as a non-accountable expense allowance.

Compensation Arrangements for Directors

      Our directors receive no cash compensation for serving as directors, although they are reimbursed for their costs incurred in attending meetings of the board of directors or of the committees on which they serve. On December 13, 1999, each of Steven Rosen and Benjamin Pelton, our two non-employee directors, were granted ten-year options to purchase 20,000 shares of common stock at an exercise price of $3.00 per share, which options vested immediately.

Option Grants

      The following table represents the stock options granted in the fiscal year ended August 24, 1999 to the Company's executive officers identified in the Summary Compensation table above.


                                         Options Granted in the Last Fiscal Year
                                         ---------------------------------------
                                                                                                       Potential Realizable
                                                      Percent of                                         Value at Assumed
                                   Number of            Total                                            Annual Rates of
                                  Securities           Options                                             Stock Price
                                  Underlying          Granted to       Exercise       Expiration         Appreciation for
      Name of Executive             Options           Employees        Price of          Date           Option Term(1) ($)
                                  Granted (#)         in Fiscal         Options                           5%        10%
                                                       Year (%)           ($)
-----------------------------    ------------         ---------        --------       -----------      ---------------------
Joseph Berland                    100,000(2)              20            4.46875        8/23/04         71,125       207,125

Richard J. Rosenstock             100,000(2)              20            4.46875        8/23/04         71,125       207,125

Mark Zeitchick                    100,000(3)              20            4.0625         8/23/09        255,750       647,750

Vincent Mangone                   100,000(3)              20            4.0625         8/23/09        255,750       647,750

(1) The above information concerning five per cent and ten per cent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options.

(2) These options become exercisable as to 22,377 shares on each of August 24, 1999, 2000, 2001 and 2002 and as to 10,492 shares on August 24, 2003.

(3) These options become exercisable as to 24,615 shares on each of August 24, 1999, 2000, 2001 and 2002 and as to 1,540 shares on August 24, 2003.

      The following table sets forth the fiscal year end option values of outstanding options at August 24,1999 and the dollar value of unexercised, in-the-money options for the Company's executive officers identified in the Summary Compensation table above.


                                      AGGREGATED FISCAL YEAR END OPTION VALUES
                                      -----------------------------------------
                                 Number of Securities Underlying                Dollar Value of Unexercised in-the-Money
                             Unexercised Options at Fiscal Year End:                   Options at Fiscal Year End
                            -----------------------------------------        -------------------------------------------
Name                        Exercisable (#)          Unexercisable (#)        Exercisable ($)          Unexercisable ($)
-----------------           --------------           -----------------        ---------------          ------------------
Joseph Berland                   22,377                   77,623                    -0-                       -0-

Richard J. Rosenstock            22,377                   77,623                    -0-                       -0-

Mark Zeitchick                   24,615                   75,385                    -0-                       -0-

Vincent Mangone                  24,615                   75,385                    -0-                       -0-


Annual Incentive Bonus Plan

      On August 23, 1999 our stockholders adopted the Annual Incentive Bonus Plan, which is a performance-based compensation plan for our executive officers and other key employees. The plan is administered by our Compensation Committee and is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code. Under this plan, bonuses are paid to participants selected by our Compensation Committee if performance targets established by our Compensation Committee are met within the specified performance periods. For the fiscal year ending September 30, 2000, our Compensation Committee has determined that participating employees will participate in a bonus pool equal to 25% of our net income before taxes and before the accrual of compensation payable under this plan provided that the Company achieves a return on equity before taxes at the end of the fiscal year exceeding 10%. The maximum award payable annually to any participant under this plan is limited to 40% of the bonus pool created and is subject to the maximum limit of $5,000,000 for any person. Our Compensation Committee has determined that the participants in this plan for fiscal 2000 shall be Messrs. Berland, Rosenstock, Zeitchick, Mangone and Thalheim.

Special Performance Incentive Plan

      On August 23, 1999 our stockholders adopted our Special Performance Incentive Plan. The Special Performance Incentive Plan is similar in nature to the Annual Incentive Bonus Plan in seeking to provide performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. Executive officers and key employees selected by our Compensation Committee may receive bonuses upon reaching performance targets established by our Compensation Committee within specific performance periods, which performance targets may be based upon one or more selected business criteria. For each of the five fiscal years ending September 30, 2000 through 2004, the Compensation Committee has determined that participants are entitled to receive an incentive award that is based on the percentage of the retail and institutional brokerage commissions generated by our company. The plan performance requirements established by our Compensation Committee require that the minimum average monthly retail and institutional brokerage commissions for each fiscal year exceed at least 70% of the average monthly retail and institutional brokerage commissions for the prior twelve month period in order for any annual award to be paid. If this 70% minimum threshold is not achieved, awards are still payable under this plan if the average monthly retail and institutional brokerage commissions for that year exceed at least 50% of the average monthly and institutional retail brokerage commissions for any year in the prior three years. Awards are payable monthly, based on the average monthly retail and institutional commissions to such date. However, final awards reflecting the performance for the last month of the fiscal year and the fiscal year overall are not paid until all financial results for the year are reconciled and the Compensation Committee has approved and certified that the established performance requirements have been achieved. The maximum award payable for any fiscal year to any participant is $5,000,000. At the present time, our Compensation Committee has determined that Messrs. Berland, Rosenstock, Zeitchick, Mangone and Thalheim shall participate in this plan and the incentive awards that they receive as a percentage of retail and institutional brokerage commissions are as follows:


Participant                              All Offices Except New York City                    New York City Office
------------------                      ----------------------------------                  ----------------------
Joseph Berland                                             1.00%                                    0.80%

Richard J. Rosenstock                                      1.00%                                    0.80%

Mark Zeitchick                                             1.75%                                    1.25%

Vincent Mangone                                            1.75%                                    1.25%

David Thalheim                                             0.80%                                    0.50%



1999 Performance Equity Plan

    On August 23, 1999, our stockholders adopted the 1999 Performance Equity Plan covering 3,000,000 shares of our common stock, under which officers, directors, key employees and consultants of the Company are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The Performance Equity Plan will terminate at such time no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until May 26, 2009. The plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our Compensation Committee. To the extent permitted under the provisions of the plan, the Compensation Committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of December 13, 1999, with respect to the Common Stock ownership of (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each current executive officer whose compensation exceeded $100,000 in the fiscal year ended August 24, 1999, and (iv) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the stockholders is based upon information furnished to us by such stockholders or otherwise known to us. Except as otherwise indicated, all of the shares of Common Stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

                                                     Amount and Nature of                    Percent of Class
Name of Beneficial Owner                             Beneficial Ownership                  of Voting Securities
------------------------                             --------------------                  --------------------
Joseph Berland(1)                                                 3,967,437(2)                     21.1%

Richard J. Rosenstock(1)                                          3,967,437(2)                     21.1%

Mark Zeitchick(1)                                                 1,536,888(3)                      8.2%

Vincent Mangone(1)                                                1,536,888(3)                      8.2%

David Thalheim(1)                                                 1,536,888(3)                      8.2%

Diane Chillemi                                                       21,917(4)                       *

Steven A. Rosen                                                      20,000(5)                       *

Benjamin D. Pelton                                                   20,000(5)                       *

All directors and executive officers                             11,070,567(6)                     58.4%
      as a group (7 persons)
--------------------

*    Less than 1 percent

(1) The business address for each of Messrs. Berland, Rosenstock, Zeitchick, Mangone and Thalheim is 1055 Stewart
      Avenue, Bethpage, New York 11714.

(2) Includes 22,377 shares of common stock issuable upon exercise of currently exercisable options. Does not include 77,623 shares of common stock issuable upon exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(3) Includes 24,615 shares of common stock issuable upon exercise of currently exercisable options. Does not include 75,385 shares of common stock issuable upon exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(4) Does not include 15,000 shares of common stock issuable upon exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(5) Includes 20,000 shares of common stock issuable upon exercise of currently exercisable options.

(6) Includes 133,984 shares of common stock issuable upon exercise of currently exercisable options. See notes (2) through (5).


      In connection with our merger with Gaines Berland, each of Messrs. Berland, Rosenstock, Zeitchick, Mangone and Thalheim entered into lock-up agreements which prohibit the sale or transfer of the shares of common stock they received in the merger until August 23, 2001 without the prior consent of our Board of Directors. In addition, Ms. Chillemi has entered into a similar lock-up agreement except that the restricted period may be extended if she then has any liability to Gaines Berland resulting from her actions.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Several members of the immediate families of some of our executive officers and directors are employed as registered representatives of Gaines Berland. As such they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. Each is expected to receive in excess of $60,000 in compensation in fiscal 2000. These registered representatives are as follows:


         Registered Representative                     Relationship                  Officer and Director
         -------------------------                     ------------                  --------------------
              Richard Berland                            Brother                        Joseph Berland

               Oscar Sonkin                           Father-in-law                   Richard Rosenstock

              Richard Sonkin                          Brother-in-law                  Richard Rosenstock

             Steven Zeitchick                            Brother                        Mark Zeitchick


      In January and February 1999, Gaines Berland loaned $129,308 to Richard Berland. At August 24, 1999, the amount outstanding was $70,275. This loan began accruing interest on August 25, 1999 at the rate of 6% per annum and is payable in equal monthly installments through December 31, 2001.

                                   SIGNATURES


    In accordance with Section 3 or 15(d) of the Securities Exchange Act of 1934, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   December 22, 1999        GBI CAPITAL MANAGEMENT CORP.


                                  By:/s/ Joseph Berland
                                     ---------------------------------
                                    Joseph Berland, Chairman and Chief
                                      Executive Officer