Form 10-Q
period 1999-12-31
GBI CAPITAL MANAGEMENT CORP
filed 2000-02-11
CIK 1029730

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarterly period ended December 31, 1999

                                                     OR

____ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________________  to ___________________

Commission File number 0-22265

                          GBI CAPITAL MANAGEMENT CORP.

             (Exact Name of Registrant as Specified in its Charter)

Florida                                                65-0701248
-------------------------------             -----------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

1055 Stewart Avenue, Bethpage, New York                          11714
-------------------------------------                       ---------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:    (516) 470-1000

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     YES X      NO______

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 9, 2000, Issuer had outstanding 18,806,612 shares of Common Stock, par value $.0001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GBI CAPITAL MANAGEMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                              December 31,            August 24,
                                                                   1999                  1999
                                                              -------------     ------------------
                                                              (Unaudited)
Assets

Cash                                                          $     228,878     $       502,437
Receivable from brokers and dealerws                             20,314,466           8,576,148
Securities owned, at market value                                13,148,681           3,390,606
Furniture, fixtures and leasehold improvements,
  at cost net of accumulated depreciation and
  amoritization of$2,251,101 and $2,051,418 for December 31,
   1999 and August 24, 1999 respectively                          2,607,064           2,468,361
Deferred tax asset                                                1,019,206             834,000
Other assets                                                      1,420,332           1,361,393
                                                              -------------     ---------------

Total assets                                                  $  38,738,627     $    17,132,945
                                                              =============     ===============

Liabilities and Stockholders' Equity
Liabilities:


   Securities sold, not yet purchased, at market value        $  12,023,506     $     3,918,091
   Note payable                                                           -             243,667
   Income taxes payable                                             964,007              84,600
   Accrued expenses and other liabilities                        11,093,983           4,820,811
                                                              -------------     ---------------

   Total liabilities                                            24,081,496           9,067,169
                                                              -------------     ---------------

Stockholders' equity:
   Common stock - $.0001 par value;
     Authotized 100,000,000, shares issued and outstanding
     18,806,612 and 15,999,410 shares, respectively.                  1,881               1,600
   Additional paid-in capital                                     7,531,763           3,112,021
   Retained earnings                                              7,123,487           4,952,156
                                                              -------------     ---------------

   Total stockholders' equity                                    14,657,131           8,065,776
                                                              -------------     ---------------

Total liabilitiees and stockholders' equity                   $  38,738,627     $    17,132,945
                                                              =============     ===============


See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. AND SUBSIDIARIES
Cconsolidated Statements of Operations

                                                       For the Three Months Ended
                                                     December 31,       December 31,
                                                       1999               1998
                                                ----------------   -------------------
                                                   (Unaudited)          (Unaudited)
Revenues:
   Commissions and trading income                  $  23,643,961  $     15,874,460
   Interest and dividends, net                           368,025           172,657
   Underwriting fees                                     343,127           (91,801)
   Other                                                  43,092            16,667
                                                   -------------  ----------------

Total revenues                                        24,398,205        15,971,983
                                                   -------------  ----------------
Expenses:
   Compensation and benefits                          16,261,551        11,935,449
   Brokerage, clearance and exchange fees              1,635,225         1,131,809
   Communications                                        702,473           485,576
   Occupancy and equipment                             1,339,360         1,009,067
   Professional fees                                     323,444           181,527
   Business development                                  389,362           374,533
   Other                                               1,250,879         1,231,819
                                                   -------------  ----------------

Total expenses                                       21,902,294        16,349,780
                                                   -------------  ----------------

Income (loss) before provisions for income taxes       2,495,911          (377,797)

Income tax provision (benefit)                         1,009,292           (40,700)
                                                   -------------  -----------------

Net income (loss)                                  $   1,486,619  $       (337,097)
                                                   =============  =================

Basic earnings (loss) per common share             $         .08  $           (.02)
                                                   =============  =================

Diluted earnings (loss) per common share           $         .08  $           (.02)
                                                   =============  =================


See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. AND SUBSIDIARIES
Consolidated Statements Changes in Stockholders' Equity

                                           For the Three Months Ended December 31, 1999
                                          ---------------------------------------------
                                        Common Stock           Additional
                                      -------------------      Paid-in      Retained
                                      Shares      Par Value    Capital      Earnings          Total
                                     ---------  -----------    ----------   ---------      -----------
Balance at September 30, 1999       18,806,612        1,881    7,536,801     5,636,867     13,175,549

Syndication costs                           -             -      (5,038)                       (5,038)

Net income                                  -             -           -      1,486,619      1,486,619
                                    ---------   ----------- -----------      ----------   ------------

Balance at December 31, 1999        18,806,612  $     1,881 $  7,531,763  $  7,123,486   $ 14,657,130
                                    ==========  =========== ============  ============   ============










See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows

                                                                           Three Months Ended December 31,
                                                                        --------------------------------------

                                                                            1999                     1998
                                                                        --------------           -------------
                                                                          (Unaudited)             (Unaudited)
Operating activities:
   Net income                                                           $    1,486,619                $(337,097)
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
   Depreciation and amortization                                               151,408                 133,500
   Deferred taxes                                                             (167,206)                 (5,200)
   Decrease (increase) in operating assets:
      Receivable from brokers and dealers                                   (6,201,384)                137,560
      Securities owned, at market value                                     (4,054,863)             (1,161,105)
      Other assets                                                            (312,611)             (2,961,096)
   (Decrease) increase in operating liabilities:
      Securities sold, not yet purchased                                     4,769,698               2,037,815
      Income taxes payable                                                     463,165              (2,377,032)
      Accrued expenses and other liabilitiees                                3,881,769               1,955,587
                                                                        --------------            ------------

   Net cash provided by (used in) operating activities                          16,595              (2,577,068)
                                                                        --------------            ------------
Investing activities:
   Purchase of office furniture, equipment
   and leasehold improvements                                                 (268,049)               (122,602)
   Syndication costs                                                            (5,038)               (115,035)
                                                                        ---------------          --------------

Net cash used in investing activities                                         (273,087)               (237,637)
                                                                        ---------------          --------------

Financing activities:
   Subscriptions received                                                            -               3,070,267
                                                                        --------------           -------------

Net cash provided by financing activities                                           -               3,070,267
                                                                        --------------           -------------

Net (decrease) increase in cash                                               (256,492)                255,562

Cash at beginning of period                                                    485,370                 501,912
                                                                        --------------          --------------

Cash at end of period                                                   $      228,878         $       757,474
                                                                        ==============         ===============

Supplemental disclosure or cash flow information

Cash paid during the year for:

Interest                                                                $      874,429      $           639,414

Income Taxes                                                            $      709,435      $                 -


See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of GBI Capital Management Corp, and its wholly owned subsidiaries Gaines, Berland Inc. ("Gaines Berland"), GBI Trading Corp. (a development stage company) and GBI Fund Management Corp. (the general partner of the GBI 1500 Focus Fund L.P., a private investment partnership formed in August 1999), (collectively the "Company"). GBI Trading Corp. was incorporated in February 1999 and GBI Fund Management Corp. was incorporated in August 1999.

     On August 24, 1999 GBI Capital Management Corp., formerly known as Frost Hanna Capital Group, Inc., acquired all of the outstanding common stock of Gaines Berland. For accounting purposes, the acquisition has been treated as a recapitalization of Gaines Berland with Gaines Berland as the acquirer (reverse acquisition). The historical financial statements prior to August 24, 1999 are those of Gaines Berland.

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

     At December 31, 1999, all of the securities owned and securities sold, not yet purchased, and the amount receivable from clearing broker reflected on the consolidated statement of financial condition are security positions with and amounts due from this clearing broker.

     The Company maintains cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Unrealized gains and losses on securities transactions are included in commissions and trading income in the consolidated statement of operations.

     The financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended August 24, 1999, contained in its Annual Report on Form 10-K. Certain reclassifications have been made to the prior year amounts to conform to the current presentation. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2000.

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

     At December 31, 1999, Gaines Berland had net capital, as defined, of $3,297,221, which exceeded minimum net capital requirements of $803,532 by $2,493,689.

4.   COMMITMENTS AND CONTINGENCIES

     Gaines Berland has been named as defendant in certain legal actions in the ordinary course of business. At December 31, 1999 and December 31, 1998, Gaines Berland had accrued $2,463,100 and $1,392,000, respectively, for settlement of all such legal proceedings.

5.   EARNINGS PER SHARE

     Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

     Three months ended December 31, 1999:
     Basic and dilutive:
           Income available to common stockholders (numerator)   $   1,486,619
           Weighted-average shares (denominator)                    18,806,612
           Per-Share amount                                      $         .08

    Three months ended December 31, 1998:
    Basic and dilutive:
           Loss available to common stockholders (numerator)     $    (337,097)
           Weighted-average shares (denominator)                    17,046,850
            Per-Share amount                                     $        (.02)

6.   ACCRUED EXPENSES

     At December 31, 1999 Gaines Berland had accrued expenses of $11,093,983, of which $6,603,000 was for commissions payable, $825,000 was for bonus accrual, $2,463,100 was for settlements and $759,794 was for deferred rent payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties include those set forth in the Company's definitive Proxy Statement relating to a special meeting of Stockholders held on August 23, 1999. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

     Commissions and trading income for the three months ended December 31, 1999 increased 48.9% to $23,643,961 from the three months ended December 31, 1998. This increase is a result of the addition of registered representatives and an active market in equity securities.

     Interest and dividend income, net for the three months ended December 31, 1999 increased 113.1%, to $368,025 from the comparable period in 1998. The increase is primarily due to higher average cash balances with our clearing broker, rising interest rates and the elimination of interest expense on a subordinated loan that was satisfied in July of 1999.

     Underwriting fees for the three months ended December 31, 1999 increased by 473.8%, to $343,127, from the comparable period in 1998. The increase is the result of our participation in three underwritten public offerings as a co-manager, during the 1999 period, as opposed to not participating in any public offerings for the comparable period in 1998.

     Other revenues for the three months ended December 31, 1999 increased 158.6%, to $43,092 from the three months ended December 31, 1998. This increase is due to an insurance claim for a faulty telephone switch that was settled in December 1999.

     Employee compensation and benefits for the three months ended December 31, 1999 increased 36.3%, to $16,261,551 from the comparable period in 1998. The increase is primarily attributable to the increase in our revenues since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue. Employee compensation and benefits as a percentage of commission and trading revenue actually decreased 6.8% in 1999.

     Brokerage, clearance and exchange fees for the three months ended December 31, 1999 increased 44.5%, to $1,635,225, from the comparable period in 1998 as a result of higher ticket volume.

     Communications expense for the three months ended December 31, 1999 increased 44.7%, to $702,473, from the comparable period in 1998. This increase is a result of the establishment and operations of an additional branch office in Florida and the expansion of the New York City office.

     Occupancy and equipment costs for the three months ended December 31, 1999 increased 32.7%, to $1,339,360, from the comparable period in 1998. This increase is a result of the establishment of an additional branch office in Florida and the relocation to a larger facility in New York City.

     Professional fees for the three months ended December 31, 1999 increased 78.2%, to $323,444, from the comparable period in 1998. This increase is primarily a result of our decision to use outside counsel for customer arbitrations in 1999.

     Business development costs for the three months ended December 31, 1999 increased 4%, to $389,362, from the comparable period in 1998. This increase is primarily the result of additional registered representatives and broker trainees, and the purchase of additional prospective customer lists used to generate new business.

     Other expenses for the three months ended December 31, 1999 were generally comparable to the corresponding period in 1998.

     Income tax provision for the three months ended December 31, 1999 was $1,009,292 as compared to the income tax benefit of $40,700 for the three months ended December 31, 1998, which was consistent with the increase in income before this income tax provision.

     Net income of $1,486,619 for the three months ended December 31, 1999, compares to net loss of $337,097 for the three months ended December 31, 1998. This resulted primarily from the increase in revenues offset by increases in expenses as discussed above.

Liquidity and Capital Resources

     Approximately 87% of the Company's assets at December 31, 1999 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

     The Company's brokerage subsidiary, Gaines, Berland Inc., is subject to net capital rules of the NASD and the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Gaines Berland's net capital position as of December 31, 1999, was $3,297,221, which was $2,493,689, in excess of its' net capital requirement.

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

Other Matters

Year 2000 computer issue

     We initiated a firm-wide program to address the Year 2000 computer issue in order to prepare our computer systems and applications for properly processing dates after December 31, 1999. This program consisted of a series of steps to identify all critical and non-critical systems, determine Year 2000 compliance through inquiries and testing and change non-compliant systems. Our program was substantially in place before yearend 1999, and, to our knowledge, has prevented any problems associated with the Year 2000 computer issue. Our entire program cost less than $200,000. We do not foresee the occurrence of any Year 2000 problems in the future.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In January 1999, Gaines Berland was named as a defendant in a class action lawsuit commenced in the United States District Court for the Southern District of Texas relating to a secondary public offering of Mitcham Industries, Inc. for which it served as an underwriter with Jefferies & Company, Inc. and Rauscher Pierce Refsnes, Inc. (the "Moskowitz Class Action"). That offering involved the sale of approximately $35,000,000 in securities, although the amount of damages claimed is undeterminable at this time. Gaines Berland, along with the other underwriters, is entitled to be indemnified by Mitcham pursuant to the underwriting agreement executed in connection with that offering, subject to certain qualifications, reservations and limitations as provided in that underwriting agreement. On September 28, 1999, the underwriter defendants' (including Gaines Berland) motion to dismiss this lawsuit against them was granted by the Court. On or about December 8, 1999, plaintiffs filed an amended complaint. On January 18, 2000, the underwriter defendants filed a motion to dismiss the amended complaint. The motion to dismiss is currently pending.

     In addition to the foregoing, Gaines Berland has been, and continues to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to its activities as a broker-dealer in securities, as an employer and as a result of other business activities. In general, the cases involve various allegations that employees of Gaines Berland had mishandled customer accounts. At December 31, 1999, we estimate that the total amount sought from Gaines Berland in pending and threatened claims is approximately $12,020,000. It is our opinion, based upon our historical experience and the reserves established by us, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of our company.

ITEM 2.  SALES OF UNREGISTERED SECURITIES

                                                    Consideration Received
                                                    and Description of                             If Option, Warrant
                                                    Underwriting or Other                          or Convertible
                                                    Discounts to Market                            Security, Terms of
                 Title of                           Price Afforded To        Exemption from        Exercise or
Date of Sale     Security          Number Sold      Purchasers               Registration Claimed  Conversions
------------     --------          -----------      ----------               --------------------  -----------
12/13/99         Options to        1,115,624        Options granted under        4(2)              1/3 exercisable
                 purchase Common                    1999 Performance Equity                        12/13/00, 12/13/01,
                 Stock                              Plan; no cash                                  12/13/02 at an
                                                    consideration received                         exercise price of
                                                    by Company until                               $3.00 per share and
                                                    exercise                                       which all expire
                                                                                                   12/12/09


12/13/99        Options to           40,000         Options granted under                          100% exercisable
                purchase                            1999 Performance                               immediately at an
                Common Stock                        Equity Plan; no cash                           exercise price of
                                                    consideration received                         $3.00 per share and
                                                    by Company until                               which all expire
                                                    exercise                     4(2)              12/12/00


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (12/31/99)

         (b)      Reports on Form 8-K

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

                                               GBI CAPITAL MANAGEMENT CORP.
                                               ----------------------------
                                                      (Registrant)

Dated: February 10, 2000                        By:  /s/ Joseph Berland
                                                     ----------------------
                                                     Joseph Berland
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                                By:  /s/ Diane Chillemi
                                                     ------------------------
                                                     Diane Chillemi
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
--------          ------------------

27                Financial Data Schedule (9/30/99)