Form 10-Q
period 2000-03-31
GBI CAPITAL MANAGEMENT CORP
filed 2000-05-11
CIK 1029730

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
----     and Exchange Act of 1934

For the quarterly period ended March 31, 2000

                                       OR

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _____________________  to ____________________

Commission File number 1-15799


                          GBI CAPITAL MANAGEMENT CORP.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)



        Florida                                             65-0701248
------------------------------                          ---------------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

 1055 Stewart Avenue, Bethpage, New York                      11714
-----------------------------------------                    ------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, Including Area Code:    (516) 470-1000
                                                     ----------------


     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: At May 9, 2000, Issuer had outstanding 18,806,612 shares of Common Stock, par value $.0001 per share.

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                                March 31,          August 24,
                                                                  2000                 1999
                                                              -------------     ------------
                                                              (Unaudited)  )
Assets
Cash                                                          $   4,971,037     $       502,437
Receivable from brokers and dealers                              45,042,893           8,576,148
Securities owned, at market value                                14,303,407           3,390,606
Furniture, fixtures and leasehold improvements, at cost
   net of accumulated depreciation and amortization of
   $2,577,947 and $2,051,418 for March 31, 2000 and
   August 24, 1999 respectively                                   3,903,739           2,468,361
Deferred tax asset                                                1,314,000             834,000
Other assets                                                      1,400,195           1,361,393
                                                              -------------     ---------------

Total assets                                                  $ 70,935,271      $    17,132,945
                                                              =============     ===============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value        $ 22,459,317      $    3,918,091
   Note payable                                                          -             243,667
   Income taxes payable                                          4,491,007              84,600
   Accrued expenses and other liabilities                       24,778,604           4,820,811
                                                             -------------     ---------------

   Total liabilities                                            51,728,928           9,067,169
                                                             -------------     ---------------

Stockholders' equity:
   Common stock - $.0001 par value;
     authorized 100,000,000, shares issued and outstanding
     18,806,612 and 15,999,410 shares, respectively.                 1,881               1,600
   Additional paid-in capital                                    7,531,763           3,112,020
   Retained earnings                                            11,672,699           4,952,156
                                                             -------------     ---------------

   Total stockholders' equity                                   19,206,343           8,065,776
                                                             -------------     ---------------

    Total liabilities and stockholders' equity               $  70,935,271     $    17,132,945
                                                             =============     ===============

See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Operations

                                                     For the Three Months Ended               For the Six Months Ended
                                                     March 31,         March 31,             March 31,         March 31,
                                                       2000              1999                   2000             1999
                                                     ---------         ---------             ---------         ---------
                                                    (Unaudited)       (Unaudited)           (Unaudited)      (Unaudited)
Revenues:
  Commissions and trading income                $   49,777,911     $  16,938,272          $  73,421,872     $  32,812,732
  Interest and dividends, net                          558,917           206,460                926,942           379,118
  Underwriting fees                                  2,166,225             3,150              2,509,352           (88,651)
  Other                                                 30,982             1,849                 74,074            18,516
                                                --------------     -------------          -------------     -------------

Total Revenues                                      52,534,035        17,149,731             76,932,240        33,121,715
                                               ---------------    --------------          -------------     -------------

Expenses:
  Compensation and benefits                         34,841,808        11,075,294             51,103,359        23,010,743
  Brokerage, clearance and exchange fees             2,369,559         1,317,181              4,004,784         2,448,990
  Communications                                       994,410           766,209              1,696,883         1,251,785
  Occupancy and equipment                            1,687,130         1,076,727              3,026,490         2,085,794
  Professional fees                                    846,534           653,404              1,169,978           834,931
  Business development                                 577,443           446,567                966,805           821,100
  Other                                              3,435,371         1,607,126              4,686,250         2,838,946
                                               ---------------    --------------          -------------     -------------

  Total Expenses                                    44,752,255        16,942,508             66,654,549        33,292,289
                                               ---------------    --------------          -------------     -------------

Income (loss) before provision for income taxes      7,781,780           207,223             10,277,691          (170,574)

Income tax provision                                 3,232,567           104,300              4,241,859            63,600
                                               ---------------    --------------          -------------     -------------

Net Income                                     $     4,549,213   $       102,923          $   6,035,832    $     (234,174)
                                               ===============    ==============          =============     =============


Basic earnings per common share                $          0.24   $          0.01          $        0.32    $        (0.01)
                                               ===============    ==============          =============     =============


Diluted earnings per common share              $          0.24   $          0.01          $        0.32    $        (0.01)
                                               ===============    ==============          =============     =============




 See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements Changes in Stockholders' Equity

                                                 For the Six Months Ended March 31, 2000
                                                 ---------------------------------------
                                        Common Stock          Additional
                                    -------------------        Paid-in      Retained
                                      Shares    Par Value      Capital      Earnings       Total
                                    ---------   ----------- ------------    --------     ---------
Balance at September 30, 1999       18,806,612      1,881    7,536,801     5,636,867     13,175,549

Syndication costs                           -           -       (5,038)            -         (5,038)

Net income                                  -           -            -     6,035,832      6,035,832
                                    ---------   ---------   ----------     ---------    -----------

Balance at March 31, 2000           18,806,612  $   1,881  $ 7,531,763  $ 11,672,699   $ 19,206,343
                                    ==========  =========  ===========  ============   ============







See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statement of Cash Flows

                                                                               Six Months Ended March 31,
                                                                          ------------------------------------
                                                                              2000                       1999
                                                                          --------------               --------
                                                                           (Unaudited)                (Unaudited)
Operating activities:
   Net income (loss)                                                    $    6,035,832                $(234,174)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Depreciation and amortization                                               326,846                  267,363
   Deferred taxes                                                             (462,000)                 (20,400)
   Decrease (increase) in operating assets:
      Receivable from brokers and dealers                                  (30,929,811)              (1,762,329)
      Securities owned, at market value                                     (5,209,589)              (2,223,823)
      Other assets                                                            (292,474)                 331,040
   (Decrease) increase in operating liabilities:
      Securities sold, not yet purchased                                    15,205,509                1,692,304
      Income taxes payable                                                   3,990,165               (2,274,032)
      Accrued expenses and other liabilities                                17,566,389                1,100,037
                                                                        --------------              -----------

   Net cash provided by (used in) operating activities                       6,230,867               (3,124,014)
                                                                        --------------              -----------

Investing activities:
   Purchase of office furniture, equipment
   and leasehold improvements                                               (1,740,162)                (185,173)
   Syndication costs                                                            (5,038)                  (3,000)
                                                                        ---------------          --------------

Net cash used in investing activities                                       (1,745,200)                (188,173)
                                                                        ---------------          --------------

Financing activities:
   Subscriptions received                                                            -                2,888,068
                                                                        --------------           --------------

Net cash  provided by financing activities                                           -                2,888,068
                                                                        --------------           --------------

Net (decrease) in cash                                                       4,485,667                 (424,119)

Cash at beginning of period                                                    485,370                  501,912
                                                                        --------------           --------------

Cash at end of period                                                   $    4,971,037           $       77,793
                                                                        ==============           ==============

Supplemental disclosure or cash flow information

Cash paid during the period for:

Interest                                                                $    2,030,944          $     1,306,584

Income Taxes                                                            $      712,334          $             -


See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Notes to Consolidated Financial Statements


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of GBI Capital Management Corp, and its wholly owned subsidiary Gaines, Berland Inc. ("Gaines Berland"), and Gaines Berland's wholly owned subsidiaries, GBI Trading Corp.("GBI Trading") (a development stage company) and GBI Fund Management Corp. (the general partner of the GBI 1500 Focus Fund L.P., a private investment partnership formed in August 1999), (collectively the "Company"). GBI Trading was incorporated in February 1999 and GBI Fund Management Corp. was incorporated in August 1999.

     On August 24, 1999 GBI Capital Management Corp., formerly known as Frost Hanna Capital Group, Inc., acquired all of the outstanding common stock of Gaines Berland. For accounting purposes, the acquisition has been treated as a recapitalization of Gaines Berland with Gaines Berland as the acquirer (reverse acquisition). The historical financial statements prior to August 24, 1999 are those of Gaines Berland. The Company has changed it's fiscal year end to September 30th. The Company's Statements of Operations, Statements of Changes in Stockholders Equity, and Statement of Cash Flows are for the period October 1, 1999 to March 31, 2000.

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

     At March 31, 2000, all of the securities owned and securities sold, not yet purchased, and the amount receivable from clearing broker reflected on the consolidated statement of financial condition are security positions with and amounts due from this clearing broker.

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

     The financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended August 24, 1999, contained in its Annual Report on Form 10-K. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The operations for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2000.

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

2.   INCOME TAXES:

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

     At March 31, 2000, Gaines Berland had net capital, as defined, of $6,253,638, which exceeded minimum net capital requirements of $1,954,125 by $4,299,513.

4.   COMMITMENTS AND CONTINGENCIES

     Gaines Berland has been named as defendant in certain legal actions in the ordinary course of business. At March 31, 2000 and March 31, 1999, Gaines Berland had accrued $3,186,050 and $2,109,500, respectively, for settlement of all such legal proceedings.

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                   Three months ended                Six months ended
                                                        March 31,                         March 31,
                                      -----------------------------------------------------------------------------
                                            2000                1999                2000               1999
                                           -----                ----                ----               ----
Numerator for basic and diluted EPS:
     Net income (loss)                  $ 4,549,213        $    102,923         $  6,035,832       $  (234,174)
                                        =============      ============         ============       ===========

Denominator for basic EPS                 18,806,612         16,423,626           18,806,612        16,740,975

Denominator for diluted EPS               18,857,973         16,423,626           18,857,973        16,740,975
                                        ============       ============         ============       ===========

Basic EPS                                       0.24               0.01                 0.32             (0.01)
                                        ============       ============         ============       ===========

Diluted EPS                                     0.24               0.01                 0.32             (0.01)
                                        ============       ============         ============       ===========

6.   ACCRUED EXPENSES

     At March 31, 2000 Gaines Berland had accrued expenses of $24,778,604, of which $15,386,906 was for commissions and salaries payable, $3,930,000 was for bonus accrual, $3,186,050 was for settlements and $928,208 was for deferred rent payable.

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

Results of Operations

Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999

Revenues

     Commissions and trading income for the three months ended March 31, 2000 increased 193.9% to $49,777,911 from the three months ended March 31, 1999. This increase is a result of the addition of registered representatives and an active market in equity securities.

     Interest and dividend income, net for the three months ended March 31, 2000 increased 170.7%, to $558,917 from the comparable period in 1999. The increase is primarily due to higher average cash balances with our clearing broker and rising interest rates.

     Underwriting fees for the three months ended March 31, 2000 increased to $2,166,225 from $3,150 during the comparable period in 1999. The increase is the result of our participation in two underwritten public offerings as a co-manager, during the 2000 period, as opposed to not participating in any public offerings for the comparable period in 1999.

Expenses

     Employee compensation and benefits for the three months ended March 31, 2000 increased 214.6%, to $34,841,808 from the comparable period in 1999. The increase is primarily attributable to the increase in revenues since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue.

     Brokerage, clearance and exchange fees for the three months ended March 31, 2000 increased 79.9%, to $2,369,559, from the comparable period in 1999 as a result of higher ticket volume.

     Communications expense for the three months ended March 31, 2000 increased 29.8%, to $994,410, from the comparable period in 1999. This increase is a result of the establishment and operations of an additional branch office in Florida and the expansion of the New York City office.

     Occupancy and equipment costs for the three months ended March 31, 2000 increased 56.7%, to $1,687,130, from the comparable period in 1999. This increase is a result of the establishment of an additional branch office in Florida and the relocation to a larger facility in New York City.

     Professional fees for the three months ended March 31, 2000 increased 29.6%, to $846,534, from the comparable period in 1999. This increase is primarily a result of an increase in customer arbitrations in 2000.

     Business development costs for the three months ended March 31, 2000 increased 29.3%, to $577,443, from the comparable period in 1999. This increase is primarily the result of additional registered representatives and broker trainees, and the purchase of additional prospective customer lists used to generate new business.

     Other expenses for the three months ended March 31, 2000 increased 113.8% to $3,435,371, from the corresponding period in 1999. This increase is primarily a result of an increase in underwriting activities and the expenses related to them.

     Income tax provision for the three months ended March 31, 2000 was $3,232,567 as compared to the income tax provision of $104,300 for the three months ended March 31, 1999, which was consistent with the increase in income before this income tax provision.

     Net income of $4,549,213 for the three months ended March 31, 2000, compares to net income of $102,923 for the three months ended March 31, 1999. This resulted primarily from the increase in revenues offset by increases in expenses as discussed above.

Six Months Ended March 31, 2000 vs. Six Months Ended March 31, 1999

Revenues

     Commissions and trading income for the six months ended March 31, 2000 increased 123.8% to $73,421,872 from the six months ended March 31, 1999. This increase is a result of the addition of registered representatives and an active market in equity securities.

     Interest and dividend income, net for the six months ended March 31, 2000 increased 144.5%, to $926,942 from the comparable period in 1999. The increase is primarily due to higher average cash balances with our clearing broker and rising interest rates.

     Underwriting fees for the six months ended March 31, 2000 increased to $2,509,352 from ($88,651) during the comparable period in 1999. The increase is the result of our participation in five underwritten public offerings as a co-manager, during the 2000 period, as opposed to not participating in any public offerings for the comparable period in 1999.

     Other revenues for the six months ended March 31, 2000 increased 300%, to $74,074 from the six months ended March 31, 1999. This increase is primarily due to an insurance claim for a faulty telephone switch that was settled in December 1999.

Expenses

     Employee compensation and benefits for the six months ended March 31, 2000 increased 122%, to $51,103,359 from the comparable period in 1999. The increase is primarily attributable to the increase in revenues since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue.

     Brokerage, clearance and exchange fees for the six months ended March 31, 2000 increased 63.5%, to $4,004,784, from the comparable period in 1999 as a result of higher ticket volume.

     Communications expense for the six months ended March 31, 2000 increased 35.5%, to $1,696,883, from the comparable period in 1999. This increase is a result of the establishment and operations of an additional branch office in Florida and the expansion of the New York City office.

     Occupancy and equipment costs for the six months ended March 31, 2000 increased 45.1%, to $3,026,490, from the comparable period in 1999. This increase is a result of the establishment of an additional branch office in Florida and the relocation to a larger facility in New York City.

     Professional fees for the six months ended March 31, 2000 increased 40.1%, to $1,169,978, from the comparable period in 1999. This increase is primarily a result of an increase in customer arbitrations in 2000.

     Business development costs for the six months ended March 31, 2000 increased 17.8%, to $966,805, from the comparable period in 1999. This increase is primarily the result of additional registered representatives and broker trainees, and the purchase of additional prospective customer lists used to generate new business.

     Other expenses for the six months ended March 31, 2000 increased 65.1% to $4,686,250, from the corresponding period in 1999. This increase is primarily a result of an increase in underwriting activities and the expenses related to them.

     Income tax provision for the six months ended March 31, 2000 was $4,241,859 as compared to the income tax provision of $63,600 for the six months ended March 31, 1999, which was consistent with the increase in income before this income tax provision.

     Net income of $6,035,832 for the six months ended March 31, 2000, compares to net loss of $(234,174) for the six months ended March 31, 1999. This resulted primarily from the increase in revenues offset by increases in expenses as discussed above.

Liquidity and Capital Resources

     Approximately 91% of the Company's assets at March 31, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

     The Company's brokerage subsidiary, Gaines, Berland Inc., is subject to net capital rules of the NASD and the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Gaines Berland's net capital position as of March 31, 2000, was $6,253,638, which was $4,299,513, in excess of its net capital requirement.

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

     In addition to the foregoing, Gaines Berland has been, and continues to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to its activities as a broker-dealer in securities, as an employer and as a result of other business activities. In general, the cases involve various allegations that employees of Gaines Berland had mishandled customer accounts. At March 31, 2000, we estimate that the total amount sought from Gaines Berland in pending and threatened claims is approximately $14,859,277. It is our opinion, based upon our historical experience and the reserves established by us, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of our company.

ITEM 2. SALES OF UNREGISTERED SECURITIES


                                                    Consideration Received
                                                    and Description of                             If Option, Warrant
                                                    Underwriting or Other                          or Convertible
                                                    Discounts to Market                            Security, Terms of
                 Title of                           Price Afforded to        Exemption from        Exercise or
Date of Sale     Security          Number sold      Purchasers               Registration Claimed  Conversions
------------     --------          -----------      -----------------------  --------------------  --------------------
    1/3/00       Options to              36,364     Options granted under            4(2)          1/3 exercisable
                 purchase Common                    1999 Performance                               1/3/01, 1/3/02,
                 Stock                              Equity Plan; no cash                           1/3/03 at an
                                                    consideration received                         exercise price of
                                                    by Company until                               $2.75 per share and
                                                    exercise                                       which all expire
                                                                                                   1/2/10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (3/31/00)

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

                                    GBI Capital Management Corp.
                                    ----------------------------
                                    (Registrant)




Dated:   May 10, 2000               By:  /s/ Joseph Berland
                                        --------------------
                                         Joseph Berland
                                         Chairman of the Board and
                                         Chief Executive Officer

                                    By:  /s/ Diane Chillemi
                                        -------------------------
                                        Diane Chillemi
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
--------          -----------
27                Financial Data Schedule (3/31/00)