Form 10-Q
period 2000-06-30
GBI CAPITAL MANAGEMENT CORP
filed 2000-08-14
CIK 1029730

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities and
-----    Exchange Act of 1934

For the quarterly period ended June 30, 2000

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934


For the transition period from ___________________  to _____________________

Commission File number 1-15799


                          GBI CAPITAL MANAGEMENT CORP.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Florida                                        65-0701248
----------------------------------           -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

 1055 Stewart Avenue, Bethpage, New York                         11714
----------------------------------------------                -------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, Including Area Code:    (516) 470-1000
                                                      ------------------


         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X    No _____.


         Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: At August 8, 2000, Issuer had outstanding 18,806,612 shares of Common Stock, par value $.0001 per share.

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                                  June 30,           August 24,
                                                                   2000                 1999
                                                              ---------------   ----------------
                                                                  (Unaudited)
Assets
Cash and cash equivalents                                     $   5,109,694     $       502,437
Receivable from brokers and dealers                              21,709,059           8,576,148
Securities owned, at market value                                 5,533,882           3,390,606
Furniture, fixtures and leasehold improvements, at cost
   net of accumulated depreciation and amortization of
   $2,554,855 and $2,051,418 for June 30, 2000 and
   August 24, 1999 respectively                                   4,163,825           2,468,361
Deferred tax asset                                                1,100,000             834,000
Other assets                                                      2,114,411           1,361,393
                                                              -------------     ---------------

Total assets                                                  $  39,730,871     $    17,132,945
                                                              =============     ===============


Liabilities and Stockholders' Equity
Liabilities:

   Securities sold, not yet purchased, at market value        $   2,179,300     $     3,918,091
   Note payable                                                           -             243,667
   Income taxes payable                                           2,621,407              84,600
   Accrued expenses and other liabilities                        14,441,489           4,820,811
                                                              -------------     ---------------

   Total liabilities                                             19,242,196           9,067,169
                                                              -------------     ---------------

Stockholders' equity:
   Common stock - $.0001 par value;
     authorized 100,000,000, shares issued and outstanding
     18,806,612 and 15,999,410 shares, respectively.                  1,881               1,600
   Additional paid-in capital                                     7,531,763           3,112,020
   Retained earnings                                             12,955,031           4,952,156
                                                              -------------     ---------------

   Total stockholders' equity                                    20,488,675           8,065,776
                                                              -------------     ---------------

    Total liabilities and stockholders' equity                $  39,730,871     $    17,132,945
                                                              =============     ===============

See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Income

                                                     For the Three Months Ended               For the Nine months ended
                                                     June 30,         June 30,                June 30,          June 30,
                                                        2000              1999                  2000               1999
                                                     ---------         ---------             ---------         -----------
                                                     (Unaudited)       (Unaudited)           (Unaudited)       (Unaudited)
Revenues:
  Commissions and trading income              $      16,182,040     $  14,121,588         $   89,603,912    $ 46,934,320
  Interest and dividends, net                           956,458           292,133              1,883,400         671,250
  Underwriting fees                                   2,090,086           273,576              4,599,438         184,925
  Other                                                  21,066            18,145                 95,140          36,661
                                               ----------------      ------------         --------------     -------------

Total Revenues                                       19,249,650        14,705,442            96,181,890       47,827,156
                                               ----------------      ------------         --------------     -------------

Expenses:
  Compensation and benefits                          10,787,909         8,989,486            61,891,268        32,000,229
  Brokerage, clearance and exchange fees              1,818,161         1,250,701             5,822,945         3,699,691
  Communications                                        815,663           607,362             2,512,546         1,859,147
  Occupancy and equipment                             1,567,532         1,271,444             4,594,022         3,357,238
  Professional fees                                     458,330           775,010             1,628,308         1,609,941
  Business development                                  388,768           389,027             1,355,573         1,210,127
  Other                                               1,156,201           748,816             5,842,450         3,587,761
                                               ----------------      ------------         --------------     -------------

  Total Expenses                                     16,992,564        14,031,846            83,647,112        47,324,134
                                               ----------------      ------------         --------------     -------------

Income before provision (benefit)
  for income taxes                                    2,257,086           673,596            12,534,778           503,022

Income tax provision(benefit)                           974,755          (258,504)            5,216,614          (194,904)
                                               ----------------      ------------         --------------     -------------
Net Income                                  $         1,282,331    $      932,100         $   7,318,164      $    697,926
                                            ===================    ==============         =============      =============

Basic earnings per common share             $              0.07    $         0.06         $        0.39      $        .04
                                            ===================    ==============         =============      =============


Diluted earnings per common share           $              0.07    $         0.06         $        0.39      $        .04
                                            ===================    ==============         =============      =============





 See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements Changes in Stockholders' Equity


                                         For the Nine months ended June 30, 2000
                                         ------------------------------------------

                                        Common Stock       Additional
                                    -------------------      Paid-in      Retained
                                      Shares    Par Value    Capital      Earnings         Total
                                    ---------   ---------    ---------    ----------     ---------
Balance at September 30, 1999      18,806,612       1,881    7,536,801     5,636,867     13,175,549

Syndication costs                           -           -       (5,038)            -         (5,038)

Net income                                  -           -            -     7,318,164      7,318,164
                                    ---------   ---------    ---------    ----------     ----------

Balance at June 30, 2000           18,806,612  $    1,881 $  7,531,763  $ 12,955,031   $ 20,488,675
                                   ==========  ========== ============  ============   ============









See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statement of Cash Flows

                                                                              Nine months ended June 30,
                                                                              --------------------------
                                                                            2000                     1999
                                                                        --------------           -------------
                                                                          (Unaudited)             (Unaudited)
Operating activities:
   Net income                                                           $    7,318,164                $697,926
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
   Depreciation and amortization                                               455,162                 452,725
   Deferred taxes                                                             (248,000)               (741,100)
   Loss on sale of artwork                                                           -                 256,967
   Decrease (increase) in operating assets:
      Receivable from brokers and dealers                                   (7,595,977)             (1,749,858)
      Securities owned, at market value                                      3,559,936              (1,706,070)
      Other assets                                                          (1,006,690)                 66,969
   (Decrease) increase in operating liabilities:
      Securities sold, not yet purchased                                    (5,074,508)              1,185,241
      Income taxes payable                                                   2,120,565              (1,894,844)
      Accrued expenses and other liabilities                                 7,229,274                 516,934
                                                                        --------------           -------------

   Net cash provided by (used in) operating activities                       6,757,926              (2,915,110)
                                                                        --------------           -------------
Investing activities:
   Purchase of office furniture, equipment
   and leasehold improvements                                               (2,128,564)               (284,898)

   Proceeds from sale of art work                                                    -                   6,850

   Syndication costs                                                            (5,038)                      -
                                                                        ---------------          -------------

Net cash used in investing activities                                       (2,133,602)               (278,048)
                                                                        ---------------          --------------

Financing activities:
   Subscriptions received                                                            -               2,933,367
                                                                        ---------------          -------------

Net cash  provided by financing activities                                           -               2,933,367
                                                                        ---------------          -------------

Net increase (decrease) in cash                                              4,624,324                (259,791)

Cash and cash equivalents at beginning of period                               485,370                 501,912
                                                                        ---------------          --------------

Cash and cash equivalents at end of period                              $    5,109,694          $       242,121
                                                                        ==============          ===============
Supplemental disclosure or cash flow information

Cash paid during the period for:

Interest                                                                $    3,308,680         $      2,010,884

Income Taxes                                                            $    3,342,689         $        660,585


See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Notes to Consolidated Financial Statements


   1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

          The consolidated financial statements include the accounts of GBI Capital Management Corp, and its wholly owned subsidiaries, GBI Capital Partners Inc., formerly Gaines, Berland Inc.("GBI Capital") and GBI Fund Management Corp. (the general partner of the GBI 1500 Focus Fund L.P., a private investment partnership formed in August
          1999), and GBI Capital's wholly owned subsidiary, GBI Trading Corp.("GBI Trading") (a development stage company), (collectively the "Company"). GBI Trading was incorporated in February 1999 and GBI Fund Management Corp. was incorporated in August 1999.

          On August 24, 1999 GBI Capital Management Corp., formerly known as Frost Hanna Capital Group, Inc., acquired all of the outstanding common stock of GBI Capital. For accounting purposes, the acquisition has been treated as a recapitalization of GBI Capital with GBI Capital as the acquirer (reverse acquisition). The historical financial statements prior to August 24, 1999 are those of GBI Capital. The Company has changed its fiscal year end to September 30th. The Company's Statement of Operations, Statements of Changes in Stockholders Equity, and Statement of Cash Flows are for the period October 1, 1999 to June 30, 2000.

          GBI Capital is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. GBI Capital acts as an introducing broker, market maker, underwriter and trader for its own account.

          GBI Capital does not carry accounts for customers or perform custodial functions related to customers' securities. GBI Capital introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, this clearing broker provides the clearing and depository operations for GBI Capital's proprietary securities transactions. These activities may expose the company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as GBI Capital has agreed to indemnify the clearing broker for any resulting losses.

          At June 30, 2000, all of the securities owned and securities sold, not yet purchased, and the amount receivable from clearing broker reflected on the consolidated statement of financial condition are security positions with and amounts due from this clearing broker.

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

          The financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended August 24, 1999, contained in its Annual Report on Form 10-K. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The operations for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2000.

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


   3.     NET CAPITAL REQUIREMENT

          As a registered broker-dealer, GBI Capital is subject to the SEC's Uniform Net Capital Rule 15c3-1 ("Net Capital Rule"), which requires the maintenance of minimum net capital. GBI Capital computes its net capital under the aggregate indebtedness method permitted by rule 15c3-1, which requires that GBI Capital maintain minimum net capital, as defined, of the greater of 6-2/3% of aggregate indebtedness, as defined, or $100,000, or an amount determined based on the market price and number of securities in which GBI Capital is a market-maker, not to exceed $1,000,000.

          At June 30, 2000, GBI Capital had net capital, as defined, of $9,903,309, which exceeded minimum net capital requirements of $1,137,526 by $8,765,783.


   4.     COMMITMENTS AND CONTINGENCIES

          GBI Capital has been named as defendant in certain legal actions in the ordinary course of business. At June 30, 2000 and June 30, 1999, GBI Capital had accrued $3,418,250 and $1,745,000, respectively, for settlement of all such legal proceedings.


          5. EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                        Three months ended                        Nine months ended
                                             June 30,                                   June 30,
                                      ------------------------------------------------------------------------------------------
                                             2000               1999              2000               1999
Numerator for basic and diluted EPS:
     Net income (loss)                 $  1,282,331       $   932,100         $  7,318,164      $  697,926
                                       ============       ===========         ============      ===========

Denominator for basic EPS                18,806,612        16,006,635           18,806,612       16,496,195

Denominator for diluted EPS              18,809,846        16,006,635           18,824,810       16,496,195
                                       ============       ===========         ============      ===========

Basic EPS                                      0.07              0.06                 0.39              .04
                                       ============       ===========         ============      ===========

Diluted EPS                                    0.07              0.06                 0.39              .04
                                       ============       ===========         ============      ===========

6.       ACCRUED EXPENSES

At June 30, 2000 GBI Capital had accrued expenses of $14,441,489, of which $4,501,720 was for commissions and salaries payable, $4,819,800 was for bonus accrual, $3,418,250 was for settlements and $942,832 was for deferred rent payable.

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


Results of Operations

Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999

Revenues

     Commissions and trading income for the three months ended June 30, 2000 increased 14.6% to $16,182,040 from the three months ended June 30, 1999. This increase is a result of the addition of registered representatives and an active market in equity securities.

     Interest and dividend income, net for the three months ended June 30, 2000 increased 227.4%, to $956,458 from the comparable period in 1999. The increase is primarily due to higher average cash balances with our clearing broker and rising interest rates.

     Underwriting fees for the three months ended June 30, 2000 increased to $2,090,086 from $273,576 during the comparable period in 1999. The increase is the result of our participation in one underwritten public offering as a co-manager , during the 2000 period, as opposed to not participating as a co-manager in any public offerings for the comparable period in 1999.


Expenses

     Employee compensation and benefits for the three months ended June 30, 2000 increased 20%, to $10,787,909 from the comparable period in 1999. The increase is primarily attributable to the increase in revenues since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue.

     Brokerage, clearance and exchange fees for the three months ended June 30, 2000 increased 45.4%, to $1,818,161, from the comparable period in 1999 as a result of higher ticket volume.

     Communications expense for the three months ended June 30, 2000 increased 34.3%, to $815,663, from the comparable period in 1999. This increase is a result of the increase in registered representatives in Bethpage, the establishment and operations of an additional branch office in Florida and the expansion of the New York City office.

     Occupancy and equipment costs for the three months ended June 30, 2000 increased 23.3%, to $1,567,532, from the comparable period in 1999. This increase is a result of the establishment of an additional branch office in Florida and the relocation to a larger facility in New York City.

     Professional fees for the three months ended June 30, 2000 decreased 40.9%, to $458,330, from the comparable period in 1999. This decrease is primarily a result of additional expense in 1999 attributed to merger activities and the start up of GBI Trading Corp.

     Business development costs for the three months ended June 30, 2000 were comparable to expenses in 1999.

     Other expenses for the three months ended June 30, 2000 increased 54.4% to $1,156,201, from the corresponding period in 1999. This increase is primarily a result of an increase in underwriting activities and the expenses related to them, and an increase in the number of customer arbitrations.

     Income tax provision for the three months ended June 30, 2000 was $974,755 as compared to the income tax benefit of $258,504 for the three months ended June 30, 1999, which was consistent with the increase in income before this income tax provision.

     Net income of $1,282,331 for the three months ended June 30, 2000, compares to net income of $932,100 for the three months ended June 30, 1999. This resulted primarily from the increase in revenues offset by increases in expenses as discussed above.

Nine months ended June 30, 2000 vs. Nine months ended June 30, 1999

Revenues

     Commissions and trading income for the nine months ended June 30, 2000 increased 90.9% to $86,903,912 from the nine months ended June 30, 1999. This increase is a result of the addition of registered representatives and an active market in equity securities.

     Interest and dividend income, net for the nine months ended June 30, 2000 increased 180.6%, to $1,883,400 from the comparable period in 1999. The increase is primarily due to higher average cash balances with our clearing broker and rising interest rates.

     Underwriting fees for the nine months ended June 30, 2000 increased to $4,599,438 from $184,925 during the comparable period in 1999. The increase is the result of our participation in five underwritten public offerings as a co-manager, during the 2000 period, as opposed to not participating as a co-manager in any public offerings for the comparable period in 1999.

     Other revenues for the nine months ended June 30, 2000 increased 159.6%, to $95,140 from the comparable period in 1999. This increase is primarily due to an insurance claim for a faulty telephone switch that was partially settled in December 1999 and management fees derived from the GBI 1500 Focus Fund.

Expenses

     Employee compensation and benefits for the nine months ended June 30, 2000 increased 93.4%, to $61,891,268 from the comparable period in 1999. The increase is primarily attributable to the increase in revenues since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue.

     Brokerage, clearance and exchange fees for the nine months ended June 30, 2000 increased 57.4%, to $5,822,945, from the comparable period in 1999 as a result of higher ticket volume.

     Communications expense for the nine months ended June 30, 2000 increased 35.2%, to $2,512,546, from the comparable period in 1999. This increase is a result of the establishment and operations of an additional branch office in Florida and the expansion of the New York City office.

     Occupancy and equipment costs for the nine months ended June 30, 2000 increased 36.8%, to $4,594,022, from the comparable period in 1999. This increase is a result of the establishment of an additional branch office in Florida and the relocation to a larger facility in New York City.

     Professional fees for the nine months ended June 30, 2000 were comparable to expenses in 1999.

     Business development costs for the nine months ended June 30, 2000 increased 12% to $1,355,573 from the comparable period in 1999. This increase is primarily the result of additional registered representatives and broker trainees, and the purchase of additional prospective customer lists used to generate new business.

     Other expenses for the nine months ended June 30, 2000 increased 62.8% to $5,842,450, from the corresponding period in 1999. This increase is primarily a result of an increase in underwriting activities and the expenses related to them and an increase in the number of customer arbitrations.

     Income tax provision for the nine months ended June 30, 2000 was $5,216,614 as compared to the income tax benefit of $194,904 for the nine months ended June 30, 1999, which was consistent with the increase in income before this income tax provision.

     Net income of $7,318,164 for the nine months ended June 30, 2000, compares to net income of $697,296 for the nine months ended June 30, 1999. This resulted primarily from the increase in revenues offset by increases in expenses as discussed above.

Liquidity and Capital Resources

     Approximately 81% of the Company's assets at June 30, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

     The Company's brokerage subsidiary, GBI Capital Partners Inc., is subject to net capital rules of the NASD and the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. GBI Capital's net capital position as of June 30, 2000, was $9,903,309, which was $8,785,783, in excess of its net capital requirement.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In January 1999, GBI Capital was named as a defendant in a class action lawsuit commenced in the United States District Court for the Southern District of Texas relating to a secondary public offering of Mitcham Industries, Inc. for which it served as an underwriter with Jefferies & Company, Inc. and Rauscher Pierce Refsnes, Inc. (the "Moskowitz Class Action"). That offering involved the sale of approximately $35,000,000 in securities, although the amount of damages claimed is undeterminable at this time. GBI Capital, along with the other underwriters, is entitled to be indemnified by Mitcham pursuant to the underwriting agreement executed in connection with that offering, subject to certain qualifications, reservations and limitations as provided in that underwriting agreement. On September 28, 1999, the underwriter defendants' (including GBI Capital) motion to dismiss this lawsuit against them was granted by the Court. On or about December 8, 1999, plaintiffs filed an amended complaint. On January 18, 2000, the underwriter defendants filed a motion to dismiss the amended complaint. The motion to dismiss is currently pending.

     In addition to the foregoing, GBI Capital has been, and continues to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to its activities as a broker-dealer in securities, as an employer and as a result of other business activities. In general, the cases involve various allegations that employees of GBI Capital had mishandled customer accounts. At June 30, 2000, we estimate that the total amount sought from GBI Capital in pending and threatened claims is approximately $14,114,761. It is our opinion, based upon our historical experience and the reserves already established by us, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of our company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (6/30/00)

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



                                      GBI Capital Management Corp.
                                      ----------------------------
                                      (Registrant)



Dated:   August 9, 2000                By:  /s/ Joseph Berland
                                          -------------------------------
                                               Joseph Berland
                                               Chairman of the Board and
                                               Chief Executive Officer


                                       By:  /s/ Diane  Chillemi
                                          -------------------------------
                                               Diane Chillemi
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           --------------
27                Financial Data Schedule (6/30/00)