Form 10-K
period 2000-09-30
GBI CAPITAL MANAGEMENT CORP
filed 2000-12-28
CIK 1029730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2000
                          -------------------------

                                    OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                              -------------            ---------------

Commission file number 1-15799

                          GBI CAPITAL MANAGEMENT CORP.
             (Name of Exact Registrant as Specified in Its Charter)

         Florida                                        65-0701248
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

1055 Stewart Avenue, Bethpage, New York                    11714
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:    (516) 470-1000

Securities registered pursuant to Section 12(b) of the Act:
    Common Stock, par value $.0001 per share

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of December 12, 2000, the aggregate market value of the Registrant's Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the registrant was $16,709,786.63.

         As of December 15, 2000, 18,806,612 shares of the Registrant's Common Stock were outstanding.

         The information required in Part III by Items 10, 11, 12 and 13 is incorporated by reference to Registrant's proxy statement in connection with its next Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

                                     PART I

ITEM 1.  BUSINESS.


General

         We are a holding company engaged in the retail and institutional securities brokerage business and provide investment banking and research services through GBI Capital Partners, Inc. (formerly Gaines, Berland Inc.), our primary operating subsidiary. GBI Capital Partners is registered as a broker-dealer with the Securities and Exchange Commission and is a member firm of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. GBI Capital Partner's business activities consist primarily of retail sales and trading of exchange listed and over-the-counter equity securities, options and mutual funds, as well as investment banking and research services. At September 30, 2000, the Company had approximately 407 registered representatives and maintained approximately 55,000 retail and institutional accounts. GBI Capital Partners is currently licensed to conduct activities as a broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico, and operates primarily from its headquarters in Bethpage, New York. GBI Capital Partners also maintains branch offices in California, New York City and Florida.

         We were incorporated under the laws of the State of Florida on February 5, 1996. GBI Capital Partners was incorporated under the laws of the State of New York in August 1983. GBI Capital Partners became our wholly-owned subsidiary on August 24, 1999 pursuant to a merger with FHGB Acquisition Corporation, our wholly-owned subsidiary, with GBI Capital Partners surviving the merger. All references to the Company, unless the context requires otherwise, refers to the Company and GBI Capital Partners.

Sources of Revenue

         The following table indicates the dollar amount and the percentage of total revenues we derived from our sources of revenues for the last three fiscal "years" (although we refer to them as fiscal years, we are actually referring to the fiscal period from August 25, 1999 to September 30, 2000, the fiscal period from September 1, 1998 to August 24, 1999 and the fiscal year ended August 31,
1998). Revenues from agency transactions in securities for customers are shown as commissions. Principal transactions include profits from market making and other trading activities, as well as revenues from transactions in securities for customers where we acted in a principal capacity. Investment banking revenues consists of commissions, selling commissions, consulting fees and income from underwriting participation activities and placement agent fees. "Other Income" consists primarily of rental income and dividends.



                                     2000                         1999                        1998
                                     ----                         ----                        ----
                                     Amount        Percent       Amount       Percent        Amount        Percent
                                     ------        -------       ------       -------        ------        -------
Commissions and Trading
Income                         $   118,160,646       94%     $ 54,625,000      95.9%     $  52,025,000      89.8%

Underwriting Fees and
Investment Banking             $     4,762,978      3.8%     $  1,387,000       2.4%     $   4,795,000       8.3%

Interest and Dividends and
Other Income                   $     2,777,897      2.2%     $    971,000       1.7%     $   1,074,000       1.9%
                               ---------------      ----     ------------       ----     -------------       ----
Total Revenues                 $   125,701,521      100%     $ 56,983,000     100.0%     $  57,894,000       100%


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

         We buy, sell and maintain an inventory of various securities in order to "make a market" in those securities. In executing customer orders for over-the-counter securities in which we do not make a market, we charge a commission and act as agent between our customers and an unaffiliated market-maker. However, when the buy or sell order is in a security in which we make a market, we may act as principal and purchase securities from or sell securities to its customers, which includes the permissible mark-up or mark-down from the current market price, in accordance with applicable securities regulations.

         Trading profits or losses depend upon the skills of the employees engaged in market making activities, the capital allocated to positions in securities and the general trends of prices in the securities markets. Trading as principal requires the commitment of capital and creates an opportunity for profits and risk of loss due to market fluctuations. We may take both long (ownership) and short (borrowing shares to effect sales of such shares) positions in those securities in which we make a market. As of September 30, 2000, we made markets in approximately 1,000 securities.

Investment Banking Activities

         Our investment banking revenues are principally derived from managing or co-managing public offerings of equity securities and from fees for providing investment banking and corporate finance consulting services. In the corporate finance area, we have been active as an underwriter or selling group member in 187 public equity transactions since 1994. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with regulations regarding our net capital.

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

Research Services

        Our research activities, which historically were focused primarily on the energy industry, now also include the review and analysis of general market conditions and other industry groups; the issuance of written reports of companies, with recommendations on specific actions to buy, sell or hold; the furnishing of information to retail and institutional customers; and responses to inquiries from customers and account executives. GBI Capital Partners also utilizes the services of Bear Stearns to provide research and analysts' reports.

Wholesale Trading Activities

         We have instituted wholesale trading operations in our Ft. Lauderdale, Florida office. We currently employ eleven traders and traders assistants who at September 30, 2000, made markets in approximately 1,000 securities and who also execute trades for institutional and high net worth investors.

Money Management Strategy

        We expanded our operations in November 1999 to include money management services by establishing a private investment fund, GBI 1500 Focus Fund, L.P., which invests its capital in publicly traded equity securities. At September 30, 2000, net partners' capital in this fund amounted to approximately $10,400,000. Our wholly-owned subsidiary, GBI Fund Management Corp., is the general partner of this fund for which it receives an annual management fee based on the net assets of the fund and an incentive fee based on the performance of the fund each year.

Internet Strategy

         We have established a new website, www.gbicapital.com, which provides general information about the Company and provides our clients with continuous access to accounts, statements, market updates, charts, quotes, stock alerts and numerous other features.

Administration, Operations, Securities Transactions Processing and Customer Accounts

         We do not hold any funds or securities for our customers. Instead, we use the services of Bear Stearns Securities Corp. as our clearing agent on a fully disclosed basis. Bear Stearns processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts are fully protected by an Excess Securities Bond issued by the Travelers Casualty & Surety Company providing protection for the account's entire net equity (both cash and securities). The services of Bear Stearns include billing, credit control, and receipt, custody and delivery of securities. Bear Stearns provides operational support necessary to process, record, and maintain securities transactions for our brokerage activities. Bear Stearns provides these services to our customers at a total cost which we believe is less than it would cost us to process such transactions on our own. Bear Stearns also lends funds to our customers through the use of margin credit. These loans are made to our customers on a secured basis, with Bear Stearns maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of the clearing agreement, we indemnify Bear Stearns for any loss on these credit arrangements.

Competition

         We encounter intense competition in all aspects of our business and compete directly with many other securities firms for clients, as well as registered representatives. A significant number of our competitors offer their customers a broader range of financial services and have substantially greater resources than GBI Capital Partners. National retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry. We also compete with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research.

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

Government Regulation

         The securities industry is subject to extensive and constantly evolving federal and state regulations promulgated by the SEC and various state agencies, as well as self-regulatory organizations such as NASD Regulation, Inc., the regulatory arm of the NASD. The principal purpose of such regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. GBI Capital Partners is registered with, and subject to the state securities commissions in 50 states, the District of Columbia and the Commonwealth of Puerto Rico.

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

Net Capital Requirements

         As a registered broker-dealer and member of the NASD, GBI Capital Partners is subject to the SEC's net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments to net worth are made with a view to excluding assets which are not readily convertible into cash and making a conservative valuation of other assets, such as firm's position in securities. GBI Capital Partners computes its minimum net capital requirement based on the "aggregate indebtedness method," which stipulates minimum net capital to be the greater of $100,000 or 6-2/3% of aggregate indebtedness or an amount determined based upon the market price and number of securities in which GBI Capital Partners is a market-maker, not to exceed $1,000,000. Aggregate indebtedness is the total of certain liabilities of a broker-dealer arising from or in connection with any transaction whatsoever, and includes, among other things, money borrowed, money payable against securities loaned and securities "failed to receive," the market value of securities borrowed to the extent to which no equivalent value is paid or credited. For broker-dealers using this method, the net capital rule requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1, and imposes restrictions on operations as described below. Compliance with the net capital rule limits those operations of securities firms which require the intensive use of their capital, such as underwriting commitments and principal trading activities, and limits the ability of securities firms to pay dividends or make payments on certain indebtedness, including subordinated debt, as it matures.

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

         At September 30, 2000, GBI Capital Partners had net capital of $11,033,845 which exceeded its minimum net capital requirements of $1,063,548 by $9,970,297, and its ratio of aggregate indebtedness to net capital was 1.45 to
1. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment, or payment in respect of principal or subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than the specified percent (120%) of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of GBI Capital Partners that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our operating subsidiaries, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

Personnel

         As of September 30, 2000, we employed approximately 700 full-time employees, including 407 registered representatives. None of our personnel is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES.


         The principal executive offices of the Company and GBI Capital Partners are located at 1055 Stewart Avenue, Bethpage, New York, 11714, where the Company leases approximately 92,400 square feet of office space at a base rent of $1,706,232 per year with annual escalation clauses. The initial term of the lease expires in May 2007. The Company also operates the following branch offices:

                                                Approximate
                               Approximate       Annual
Office Location              Square Footage    Lease Rental      Expiration
---------------              --------------    -------------     ----------
22 Cortlandt Street
New York, New York               27,000         $627,000        March 31, 2010

2149 East Commercial Blvd.
Ft. Lauderdale, Florida           3,750          $78,000          May 31, 2001

2449 Chestnut Street
San Francisco, California           250          $12,000        month-to-month

ITEM 3.  LEGAL PROCEEDINGS.


         In January 1999, GBI Capital Partners was named as a defendant in a class action lawsuit commenced in the United States District Court for the Southern District of Texas relating to a secondary public offering of Mitcham Industries, Inc. for which it served as an underwriter with Jefferies & Company, Inc. and Rauscher Pierce Refsnes, Inc. (the "Moskowitz Class Action"). That offering involved the sale of approximately $35,000,000 in securities, although the amount of damages claimed was undeterminable at the time. GBI Capital Partners, along with the other underwriters, is entitled to be indemnified by Mitcham Industries, Inc. pursuant to the underwriting agreement executed in connection with that offering, subject to certain qualifications, reservations and limitations as provided in that underwriting agreement. On September 28, 1999, the underwriter defendants' (including GBI Capital Partners) motion to dismiss this lawsuit against them was granted by the Court. On or about December 8, 1999, plaintiffs filed an amended complaint. On January 18, 2000, the underwriter defendants filed a motion to dismiss the amended complaint. On October 2, 2000, the underwriter defendants' motion to dismiss the amended complaint was granted by the Court.

         GBI Capital Partners has been, and continues to be the subject of numerous civil actions and arbitrations arising out of customers complaints relating to its activities as a broker-dealer in securities, as an employer and as a result of other business activities. In general, the cases involve various allegations that employees of GBI Capital Partners had mishandled customer accounts. At September 30, 2000, we estimate that the total amount sought from GBI Capital Partners in pending and threatened claims is approximately $11,600,000.

          It is our opinion, based upon our historical experience and the reserves established by us, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of our company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The Company's common stock became eligible for quotation on the NASD OTC Bulletin Board in October 1997 under the symbol FHAN. On August 24, 1999, we changed our name to GBI Capital Management Corp. and on August 25, 1999, the common stock began quotation on the NASD OTC Bulletin Board under the symbol GBIC. On April 14, 2000, our common stock began trading on the American Stock Exchange under the symbol GBC. The following table sets forth the high and low closing prices (for the Amex) and last sale prices (for the OTC Bulletin Board) for the common stock as reported by Bloomberg for the periods specified.

Period                                   High($)                Low($)
------                                   -------                ------

Fiscal 2000


     Fourth Quarter                     3.00                    2.5625
(7/00-9/00)

     Third Quarter                      3.50                    2.50
(4/00-6/00)

     Second Quarter                     3.375                   2.625
(1/00-3/00)

     First Quarter                      3.75                    2.50
(10/99-12/99)


Fiscal 1999


     Fourth Quarter                     4.875                   2.875
(7/99-9/99)

     Third Quarter                      5.125                   2.75
(4/99-6/99)

     Second Quarter                     3.00                    2.375
(1/98-3/99)

     First Quarter                      4.25                    2.00
(10/98-12/98)


Holders

         On December 15, 2000, there were 69 holders of record of our common stock. Based upon our last mailing to stockholders we believe there are over 500 beneficial owners of our common stock.

Dividends

         To date, we have not paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current anticipated cash needs as well as any other factors that the Board of Directors may deem relevant. Our ability to pay dividends in the future also may be restricted by GBI Capital Partner's obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intend on retaining all earnings for use in our business.

Recent Sales of Unregistered Securities

         None.

ITEM 6.  SELECTED FINANCIAL DATA


         The selected financial data set forth below is derived from the Company's audited financial statements. This selected financial data should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:


                                            C>
                             Fiscal Period  Fiscal Period
                                 Ended          Ended
                             September 30,   August 24,           Fiscal Year Ended August 31,
                                2000(*)       1999 (**)         1998         1997           1996
                             -------------  -------------       ----         ----           ----
                                                                 (in thousands except share, per
                                                                       share and Other Data)

Income Statement Data:
----------------------
Total revenues                  $125,702       $56,983        $57,895       $62,355       $39,944

Total expenses                   110,459        57,420         57,108        54,879        38,896

Pre-tax (loss) income             15,242          (437)           787         7,476         1,048

Net (loss) income                  8,777          (324)           352         4,178           448

Basic and diluted earnings
per common share                    0.47          (.02)           .03           .38           .05

Weighted average shares
outstanding - Basic and
Diluted                       18,806,612    16,473,748     11,421,819    10,870,832     9,950,308


Balance Sheet Data:
------------------
Total assets                      39,420    $   17,133        $16,645       $20,700       $ 6,276

Total liabilities (excluding
subordinated debt)                18,157         9,067         10,266        13,986         4,051

Subordinated debt                   --            --            1,000         1,000         1,000

Stockholders' equity              21,263         8,066          5,379         5,714         1,225


Other Data:
-----------
Ratio of assets to
stockholders equity                 1.85          2.12           3.09          3.62          5.12

Return on average equity            59.8%        (4.8%)           6.4%        120.4%         45.1%

Pre-tax return on average equity     104%        (6.5%)          14.2%        215.5%        105.5%

Book value per share                1.13           .50            .31           .49            12

Registered representatives           407           296            233           270            114


----------------------------------------------------
* Period from August 25, 1999 to September 30, 2000.

** Period from September 1, 1998 to August 24, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Foreword-Looking Statements

         When used in this Form 10-K and in future filings by the Company with the SEC, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties include those set forth in Item 1 of Part I hereof (entitled "Business"), in Item 7 of Part II hereof (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"), in
Exhibit 99 hereof and elsewhere in this Report. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statement.

Overview

         The following discussion and analysis should be read in conjunction with our consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operations

For the Period From August 25, 1999 to September 30, 2000 ("fiscal 2000") vs. the Period From September 1, 1998 to August 24, 1999 ("fiscal 1999")

         Revenue

         Commissions and trading income for fiscal 2000 increased 116.3%, to $118,160,646 from fiscal 1999. The increase is a result of the addition of registered representatives and an active market in equity securities.

         Interest and dividend income, net for fiscal 2000 increased 193.6%, to $2,707,738 from fiscal 1999. The increase is primarily due to higher average cash balances with the Company's clearing broker.

         Underwriting fees and investment banking for fiscal 2000 increased 343.5%, to $4,762,978 from fiscal 1999. The increase is primarily a result of our participation in one underwritten public offering where we acted as a co-manager during fiscal 2000 as opposed to not participating as a co-manager in any public offerings for the comparable period in fiscal 1999.

         Other revenues for fiscal 2000 increased by 43.2%, to $70,159 from fiscal 1999. The increase is the result of the settlement of an insurance claim for a faulty telephone switch.

         Expenses

         Employee compensation and benefits for fiscal 2000 increased 105.9%, to $80,334,416 from fiscal 1999. The increase is primarily attributable to the increase in revenue (and is roughly comparable) since employee compensation to the Company's registered representatives and traders is directly related to certain components of revenue.

         Brokerage, clearance and exchange fees for fiscal 2000 increased 170.7%, to $7,249,951 from fiscal 1999 as a result of higher ticket volume.

         Communications expense for fiscal 2000 increased 51.3%, to $3,833,744 from fiscal 1999. The increase is a result of the increase in registered representatives in Bethpage, the establishment and operations of an additional branch office in Florida and the expansion of the New York City office.

         Occupancy and equipment costs for fiscal 2000 increased 33.9%, to $6,849,701 from fiscal 1999. The increase is a result of the establishment of an additional branch office in Florida and the relocation to a larger facility in New York City.

         Professional fees for the period from fiscal 2000 increased 19.1%, to $2,524,596 from fiscal 1999. The increase is primarily a result of costs associated with expanding our business, complying with regulatory requirements and litigation expenses.

         Business development costs for fiscal 2000 increased 58.3%, to $2,429,977 from fiscal 1999. The increase is the result of increased promotional and recruiting expenses, and an increase in registered representatives and broker trainees, and the purchase of additional prospective customer lists used to generate new business.

         Other expenses for fiscal 2000 increased 63.7%, to $7,236,972 from fiscal 1999. The increase is the result of an increase in reserves for potential litigation and an increase in underwriting activities and the expenses related to them.

         Income tax provision for fiscal 2000 was $6,464,884 as compared to the income tax benefit of $112,470 for fiscal 1999, which is consistent with the increase in income before this income tax provision.

         Net income of $8,777,659 for fiscal 2000 compares to net loss of $324,576 for fiscal 1999. This resulted primarily from the increase in revenues offset by increases in expenses as discussed above.

For the Period From September 1, 1998 to August 24, 1999 ("fiscal 1999") vs. Year Ended August 31, 1998 ("fiscal 1998")

         Revenue

         Commissions and trading income for fiscal 1999 increased 5.0%, to $54,625,262 from fiscal 1998. The increase is a result of the addition of registered representatives and an active market in equity securities.

         Interest and dividend income, net for fiscal 1999 was comparable to fiscal 1998.

         Underwriting fees and investment banking for fiscal 1999 decreased by 71%, to $1,386,588 from fiscal 1998. The decrease is the result of our not participating in any underwritten public offerings where we acted as a manager or co-manager during fiscal 1999, while we participated in four public offerings for our investment banking clients, raising approximately $141 million, in fiscal 1998.

         Other revenues for fiscal 1999 decreased by 66.7%, to $49,007 from fiscal 1998. The decrease is the result of the decrease in consulting activities from which we derive fees.

         Expenses

         Employee compensation and benefits for fiscal 1999 decreased 3.8%, to $39,018,835 from fiscal 1998. The decrease is due primarily to the elimination of investment banking personnel and the reduction in bonuses due to our decreased profitability.

         Brokerage, clearance and exchange fees for fiscal 1999 increased 13.8%, to $2,678,741 from fiscal 1998 as a result of higher ticket volume.

         Communications expense for fiscal 1999 increased 1.1%, to $2,534,013 from fiscal 1998. The increase is a result of the establishment and operations of an additional branch office.

         Occupancy and equipment costs for fiscal 1999 increased 6.2%, to $5,113,830 from fiscal 1998. The increase is a result of the establishment of an additional branch office in Florida and the relocation to a larger facility in New York City.

         Professional fees for fiscal 1999 increased 157.2%, to $2,119,803 from fiscal 1998. The increase is primarily a result of costs associated with expanding our business, complying with regulatory requirements and litigation expenses.

         Business development costs for fiscal 1999 decreased 17.7%, to $1,534,638 from fiscal 1998. The decrease is primarily the result of decreased promotional expenses.

         Other expenses for fiscal 1999 increased 5.7%, to $4,420,419 from fiscal 1998. The increase is the result of an increase in reserve for potential litigation.

         Income tax benefit for fiscal 1999 was $112,470 as compared to the income tax provision of $435,177 for fiscal 1998, which was consistent with the decrease in income before this income tax benefit.

         Net loss of $324,576 for fiscal 1999 compares to net income of $352,270 for fiscal 1998. This resulted primarily from the decrease in revenues and increases in expenses as discussed above.

         Liquidity and Capital Resources

         Approximately 77% of our assets at September 30, 2000, were highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

         The Company's brokerage subsidiary, GBI Capital Partners, is subject to net capital rules of the NASD and the SEC. Therefore, it is subject to certain restrictions on the use of capital and it's related liquidity. GBI Capital Partners' net capital position as of September 30, 2000, and August 24, 1999, was $ 11,033,845, and $2,773,730, respectively, which was $9,970,297 and
$2,211,230, respectively, in excess of its net capital requirements.

         Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. Based upon these reviews, management believes that our capital structure is adequate for current operations. From time to time we consider certain expansion opportunities, including possible acquisitions of other companies. In connection with pursuing such opportunities we may need to seek external financing.

         As guarantor of our customer accounts to our clearing broker, we are exposed to off-balance-sheet risks in the event that our customers do not fulfill their obligations with the clearing broker. In addition, to the extent we maintain a short position in certain securities, we are exposed to a further off-balance-sheet market risk, since our ultimate obligation may exceed the amount recognized in the financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                 Page

Report of Goldstein Golub Kessler LLP                                   F - 1

Consolidated Statements of Financial Condition
as of September 30, 2000 and August 24, 1999                            F - 2

Consolidated Statements of Operations for the periods
from August 25, 1999 to September 30, 2000, and
September 1, 1998 to August 24, 1999, and for the
year ended August 31, 1998                                              F - 3

Consolidated Statements of Changes in Stockholders' Equity
for the periods from August 25, 1999 to September 30,
2000, and September 1, 1998 to August 24, 1999, and
for the year ended August 31, 1998                                      F - 4

Consolidated Statements of Cash Flows for the periods from
August 25, 1999 to September 30, 2000, and September 1,
1998 to August 24, 1999, and for the year ended
August 31, 1998                                                         F - 5

Notes to Consolidated Financial Statements                              F - 6

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of GBI Capital Management Corp.


We have audited the accompanying consolidated statements of financial condition of GBI Capital Management Corp. and Subsidiaries as of September 30, 2000 and August 24, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the periods from August 25, 1999 to September 30, 2000 and September 1, 1998 to August 24, 1999 and for the year ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBI Capital Management Corp. and Subsidiaries as of September 30, 2000 and August 24, 1999, and the results of their operations and their cash flows for the periods from August 25, 1999 to September 30, 2000 and September 1, 1998 to August 24, 1999 and for the year ended August 31, 1998, in conformity with generally accepted accounting principles.


/S/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP

November 11, 2000


GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Financial Condition


                                                                                               September 30,         August 24,
                                                                                                   2000                 1999
                                                                                               ------------          ----------
                                               ASSETS:

Cash and cash equivalents                                                                       $ 5,255,669        $   502,437
Receivable from broker                                                                           21,507,788          8,576,148
Securities owned, at market value                                                                 3,513,865          3,390,606
Furniture, fixtures and Leasehold Improvements, at cost, net of accumulated depreciation and amortization of  $2,831,499 and $2,051,418 at
   September 30, 2000 and August 24, 1999, respectively.                                          4,166,744          2,468,361
Deferred tax asset                                                                                1,156,000            834,000
Investment in and receivable from affiliates                                                      1,489,134                  -
Other Assets                                                                                      2,330,803          1,361,393
                                                                                                 -----------        ----------
            Total assets                                                                        $39,420,003        $17,132,945
                                                                                            =================   ================

                                LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
      Securities sold, not yet purchased, at market value                                       $ 2,203,708        $ 3,918,091
      Note payable                                                                                        -            243,667
      Income taxes payable                                                                          182,788             84,600
      Accrued expenses and other liabilities                                                     15,770,427          4,820,811
                                                                                                 -----------        ----------
            Total liabilities                                                                    18,156,923          9,067,169
                                                                                                 -----------        ----------

Commitments and Contingencies                                                                             -                  -

Stockholders' Equity:
      Common stock - $.0001 par value
           authorized 100,000,000 shares, issued and
           outstanding 18,806,612 and 15,999,410 shares, respectively                                 1,881              1,600
      Additional paid-in capital                                                                  7,531,763          3,112,020
      Retained earnings                                                                          13,729,436          4,952,156
                                                                                                 -----------        ----------
            Total stockholders' equity                                                           21,263,080          8,065,776
                                                                                                 -----------        ----------
            Total liabilities and stockholders' equity                                          $39,420,003        $17,132,945
                                                                                            =================    ================


See Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Operations

                                                For the period     For the period
                                                 August 25,1999   September 1, 1998   For the Year Ended
                                                to September 30,    to August 24,          August 31,
                                                      2000            1999                   1998
                                                ----------------    -------------     -------------------
Revenues:
  Commissions and trading income                   $ 118,160,646   $  54,625,262         $  52,025,409
  Interest and dividends, net                          2,707,738         922,376               927,356
  Underwriting fees                                    4,762,978       1,386,588             4,795,185
  Other                                                   70,159          49,007               147,010
                                                ----------------    -------------     -------------------
                                                     125,701,521      56,983,233            57,894,960
                                                ----------------    -------------     -------------------

Expenses:
  Compensation and benefits                           80,334,416      39,018,835            40,561,426
  Brokerage, clearance and exchange fees               7,249,951       2,678,741             2,354,440
  Communications                                       3,833,744       2,534,013             2,505,735
  Occupancy and equipment                              6,849,701       5,113,830             4,814,782
  Professional fees                                    2,524,596       2,119,803               824,101
  Business development                                 2,429,977       1,534,638             1,864,315
  Other                                                7,236,972       4,420,419             4,182,714
                                                ----------------    -------------     -------------------
                                                    110,459,357       57,420,279            57,107,513
                                                ----------------    -------------     -------------------
       Income (loss) before provision
           for income taxes                         15,242,164          (437,046)              787,447

Income tax (provision) benefit                      (6,464,884)          112,470              (435,177)
                                                ----------------    -------------     -------------------
        Net income (loss)                        $   8,777,280     $    (324,576)      $       352,270
                                                ================    =============     ===================
Basic (loss) earnings per common share           $        0.47     $        (.02)      $          0.03
                                                ================    =============     ===================
Diluted (loss) earnings per comMon share         $        0.47     $        (.02)      $          0.03
                                                ================    =============     ===================



See Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

For the period from September 1, 1997 to September 30, 2000

                                              Common
                                               Stock            Additional                                   Stock
                                      ------------------------   Paid-in        Retained       Treasury    Subscription
                                      Shares         Par Value   Capital        Earnings         Stock      Receivable       Total
                                      ----------  ------------ -----------    -----------    ------------   ----------    ----------
Stockholders' equity,
  August 31, 1997                     14,552,888  $    1,455   $ 1,000,434   $  4,924,462   $   (212,500)  $       --   $ 5,713,851

Purchase of treasury stock                    --          --            --             --     (1,234,270)          --    (1,234,270)

Sale of stock                          2,586,206         259     2,507,971             --      1,446,770   (3,407,667)      547,333

Net income                                    --          --            --        352,270             --           --       352,270
                                      ----------  ------------ -----------    -----------    ------------   ----------    ----------
Stockholders' equity,
  August 31, 1998                      17,139,094      1,714     3,508,405      5,276,732             --   (3,407,667)    5,379,184

Cancellation of stock subscription      (416,423)        (42)     (214,658)            --             --      214,700            --

Cash receipt for stock subscription           --          --            --             --             --    3,192,967     3,192,967

Purchase and retirement of stock        (832,846)        (83)     (238,216)            --             --           --      (238,299)

Issuance of stock                        109,585          11        56,489             --             --           --        56,500

Net loss                                      --          --            --       (324,576)            --           --      (324,576)
                                      ----------  ------------ -----------    -----------    ------------   ----------    ----------
Stockholders' equity,
  August 24, 1999                     15,999,410       1,600     3,112,020      4,952,156             --           --     8,065,776

Net Income                                    --          --            --        684,711             --           --       684,711

Stock Issued in connection with
  reverse merger                        2,807,202        281     4,424,781             --             --           --     4,425,062

Stockholders' equity,
  September 30, 1999                   18,806,612       1,881    7,536,801      5,636,867             --           --    13,175,549

Net Income                                     --          --           --      8,092,569             --           --     8,092,569

Syndication Costs                              --          --       (5,038)            --             --           --        (5,038)
                                       ----------  -----------  -----------    -----------    ------------   ----------   ----------
Stockholders' equity,
   September 30, 2000                  18,806,612  $    1,881   $ 7,531,763  $ 13,729,436   $         --   $       --   $21,263,080





See Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                 For the period      For the period
                                                                 August 25,1999      September 1, 1998  For the Year Ended
                                                                 to September 30,      to August 24,        August 31,
                                                                      2000               1999                1998
                                                                 ------------         -----------         -----------

Cash flows from operating activities:

  Net income (loss)                                                $  8,777,280         $  (324,576)        $   352,270
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in)operating activities:
    Depreciation and amortization                                       780,080             710,076             553,094
    Deferred income taxes                                              (322,000)           (284,100)         (2,511,900)
    Unrealized loss on investment in affiliate                           90,027                  --                  --
    Decrease (increase) in operating assets:
       Receivable from clearing broker dealer                       (12,931,640)            857,340             146,809
       Securities owned, at market value                               (123,259)           (854,018)          4,768,726
       Other assets                                                    (969,410)           (787,673)             23,908
   (Decrease) increase in operating liabilities:
       Securities sold, not yet purchased, at market value           (1,714,383)          1,031,596          (3,311,056)
       Income taxes payable                                              98,188          (2,249,122)          1,571,141
       Accrued expenses and other liabilities                        10,949,616             608,182            (850,988)
                                                                     -----------         -----------         -----------
       Net cash (used in) provided by operating activities            4,634,499          (1,292,295)            742,004
                                                                     -----------         -----------         -----------

Cash flows from investing activities:
   Purchase of fixed assets                                          (2,478,463)           (139,901)           (602,089)
   Investment in affiliate                                           (1,579,161)                 --                  --
                                                                     -----------         -----------         -----------
       Net cash (used in) investing activities                       (4,057,624)           (139,901)           (602,089)
                                                                     -----------         -----------         -----------
Cash flows from financing activities:
   Collection of stock subscriptions receivable                              --           3,192,967                  --
   Sale of common stock                                               4,425,062              56,500             547,333
   Syndication costs                                                     (5,038)                 --                  --
   Purchase and retirement of common stock                                   --            (238,299)                 --
   Purchase of common stock into treasury                                    --                  --            (400,937)
   Repayment of subordinated borrowing                                       --          (1,000,000)                 --
   Payment of note payable                                             (243,667)           (666,667)                 --
   Proceeds from note payable                                                --              77,001                  --
                                                                     -----------         -----------         -----------
       Net cash provided by financing activities                      4,176,357           1,421,502             146,396
                                                                     -----------         -----------         -----------
Net (decrease) increase in cash and cash equivalents                  4,753,232             (10,694)            286,311

Cash and cash equivalents at beginning of period                        502,437             513,131             226,820
                                                                     -----------         -----------         -----------
Cash and cash equivalents at end of period                         $  5,255,669         $   502,437         $   513,131
                                                                     ===========         ===========         ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:

   Interest                                                        $  5,033,646         $ 2,744,398         $ 1,706,236
                                                                    ============         ===========         ==========
   Income taxes                                                    $  6,551,654         $ 2,606,431         $ 1,366,448
                                                                    ============         ===========         ===========

See Notes to Consolidated Financial Statements

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements include the accounts of GBI Capital Management Corp, and its wholly owned subsidiaries, GBI Capital Partners Inc., formerly Gaines, Berland Inc. ("GBI Capital") and GBI Fund Management Corp. (the general partner of the GBI 1500 Focus Fund L.P., a private investment partnership formed in August
          1999), and GBI Capital's wholly owned subsidiary, GBI Trading Corp. ("GBI Trading") (a development stage company), (collectively the "Company"). GBI Trading was incorporated in February 1999 and GBI Fund Management Corp. was incorporated in August 1999.

          On August 24, 1999, GBI Capital Management Corp., formerly known as Frost Hanna Capital Group, Inc., acquired all of the outstanding common stock of GBI Capital. For accounting purposes, the acquisition has been treated as a recapitalization of GBI Capital with GBI Capital as the acquirer (reverse acquisition). The historical financial statements prior to August 24, 1999, are those of GBI Capital. The Company has changed its fiscal year end to September 30. The Company's Statement of Operations, Statements of Changes in Stockholders Equity, and Statement of Cash Flows for 1999 and 2000 are for the period September 1, 1998 to August 24, 1999 and August 25, 1999 to September 30, 2000, respectively.

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


          At September 30, 2000, all of the securities owned and securities sold, not yet purchased, and the amount receivable from clearing broker reflected on the consolidated statement of financial condition are security positions with and amounts due from this clearing broker.

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

          The investment in affiliates consists of a limited partnership investment in the GBI 1500 Focus Fund L.P. accounted for by the equity method.

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.


2.       SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED:

         Securities owned and securities sold, not yet purchased consists of:
                                2000                  2000                 1999                 1999
                            Securities         Securities Sold         Securities         Securities Sold
                              Owned           Not Yet Purchased          Owned           Not Yet Purchased
                        ------------------- ----------------------- ----------------- ------------------------
         Equities       $    1,423,861      $  2,131,341            $    710,253       $      3,886,145
         Warrants            2,090,004            72,367               2,679,103                 31,946
         Options                                                           1,250

                        ------------------- ----------------------- ----------------- ------------------------
                        $    3,513,865      $  2,203,708            $  3,390,606      $       3,918,091
                        =================== ======================= ================= ========================

         Securities owned, traded on a national exchange are valued at the bid price. Securities sold, not yet purchased, traded on a national exchange are valued at the ask price. The resulting unrealized gains and losses are reflected in revenue.

         Securities sold, not yet purchased, represent obligations of GBI Capital to deliver specified securities by purchasing the securities in the market at prevailing market prices. Accordingly, these transactions result in off-balance-sheet market risk as GBI Capital's ultimate obligation may exceed the amount recognized in the financial statements.

         Stock warrants may not be readily marketable and have been valued at fair value as determined by management. The warrants are valued based on a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in trading income.

3.       INCOME TAXES:


         The provision (benefit) for income taxes consists of:

                             Period from Period from

                                     August 25, 1999           September 1, 1998          Year Ended
                                     to September 30,            to August 24,             August 31,
                                         2000                         1999                    1998
                                  --------------------------- ---------------------- -----------------------
         Current:
           Federal                $         4,935,111         $         79,678       $        2,194,596
           State and local                  1,851,773                   91,952                  752,481
                                  -------------------         ----------------       ------------------
         Total Current                      6,786,884                  171,630                2,947,077
                                  -------------------         ----------------       ------------------

         Deferred:
           Federal                          (242,000)                (209,000)              (1,804,000)
           State and Local                   (80,000)                 (75,100)                (707,900)
                                  -------------------         ----------------       ------------------
         Total deferred                     (322,000)                (284,100)              (2,511,900)
                                  -------------------         ----------------       ------------------
         Provision (benefit)      $         6,464,884         $      (112,470)       $          435,177
                                  ===================         ================       ==================

         The provision (benefit) for income taxes for the periods ended September 30, 2000, August 24, 1999 and August 31, 1998, differs from the amount computed using the federal statutory rate of 34% as a result of the following:


                                                                  2000          1999           1998
                                                                  ------------- -------------- -------------
         Tax (benefit) at federal statutory rate                  34%           (34%)           34%
         State income taxes                                        9%             8%             9%
         Other                                                     -              -             12%
                                                                  ------------- -------------- -------------
                                                                  43%           (26%)           55%
                                                                  ============= ============== =============




         The deferred tax asset results from the following:

                                             2000              1999
                                       ----------------   ----------------
          Deferred rent                $     179,000      $          0
          Acrued settlements                 977,000           834,000
                                       ----------------   ----------------
          Total deferred tax asset     $   1,156,000      $    834,000

          ---------------------------



         The Company files consolidated federal income tax returns, but each constituent entity files separate state income tax returns.

4.       NET CAPITAL REQUIREMENT

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

         At September 30, 2000, August 24, 1999, and August 31, 1998, GBI Capital had net capital, as defined, of $11,033,845, $2,773,730, and $1,807,781, respectively, which exceeded minimum net capital requirements of $1,063,548, $562,500 and $492,003 by $9,970,297,
         $2,211,230 and $1,315,778, respectively.

5.       PROFIT-SHARING PLAN

         GBI Capital is a sponsor of a defined contribution profit-sharing plan for its eligible employees. Contributions to the plan, if any, are determined by the employer and come out of its current accumulated profits not to exceed the amount permitted under the Internal Revenue Code as a deductible expense. GBI Capital made no contribution to the plan for the period from August 25, 1999 to September 30, 2000, the period from September 1, 1998 to August 24, 1999 and the year ended August 31, 1998.

6.       SUBORDINATED BORROWING

         GBI Capital repaid a subordinated loan on July 22, 1999. The subordinated borrowing had been approved by the NASD for inclusion in computing GBI Capital's net capital pursuant to the Net Capital Rule. The loan had been established with a stockholder of GBI Capital and was interest bearing at a rate of 7-7/8% per annum, resulting in interest expense of approximately $71,000 for the period from September 1, 1998 to August 24, 1999, and approximately $80,000 for the year ended August 31, 1998.

7.       COMMITMENTS AND CONTINGENCIES

         GBI Capital leases office space at several locations including Bethpage, NY, New York City, NY and Fort Lauderdale, FL. These leases expire May 30, 2007, March 31, 2010 and May 31, 2001, respectively. GBI Capital also occupies additional space for its branch in California under month-to-month leases. The minimum annual rental payments for these leases are as follows:

         Year ending September 30,
         2000                                              $ 1,920,032
         2001                                                1,952,652
         2002                                                1,986,088
         2003                                                2,027,688
         2004                                                2,143,380
         Thereafter                                          5,339,622
                                                          ----------------
                                                           $15,369,462
                                                          ================

         The leases contain provisions for escalations based on increases in certain costs incurred by the lessor. GBI Capital has the option to renew one of these leases for an additional three-year period. Rent expense was $2,758,075 for the period ended September 30, 2000, $1,618,970 for the period ended August 24, 1999, and $1,997,871 for the year ended August 31, 1998.

         The leases provide for rent abatements and scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the leases which results in deferred rent payable which represents cumulative rent expense charged to operations from inception of these leases in excess of required lease payments.

         As of September 30, 2000, the Company has employment agreements with five key executives through August 2004. The agreements provide for annual base salaries of $600,000 for the next five years. In addition, the agreement provides for additional compensation based upon a percentage of income as defined in the agreements.

         GBI Capital has been named as defendant in certain legal actions in the ordinary course of business. At September 30, 2000, August 24, 1999, and August 31, 1998, GBI Capital had accrued $ 2,348,000, $2,004,000 and $1,400,000, respectively, for settlement of all such legal proceedings.

8.       FINANCIAL INSTRUMENTS

         GBI Capital's activities include the purchase and sale of warrants. Warrants give the buyer the right to purchase securities at a specific price until a specified expiration date. These financial instruments are used to conduct trading activities and manage market risk.

         GBI Capital may receive warrants as a part of its underwriting activities for initial public offerings.

         Such transactions may result in credit exposure in the event the counter party to the transaction is unable to fulfill its contractual obligations. Substantially all of the warrants are traded on national exchanges, which can be subject to market risk in the form of price fluctuations.

9.       EARNINGS PER SHARE

         Net income (loss) per common share is calculated by dividing net income by weighted average number of common shares outstanding. Stock options outstanding have not been included in the computation of diluted EPS, as the effect would be anti-dilutive.

         The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                August 25, 1999      September 1, 1998      Year Ended
                                               to September 30,        to August 24,        August 31,
                                                     2000                  1999                1998
                                                     ----                  ----                ----

        Numerator for basic and diluted EPS:
             Net income (loss)                 $      8,777,280    $        (324,576)      $    352,270
                                               =================== ======================= ===============
         Denominator for basic and
           dilutive EPS                              18,806,612           16,473,748         11,421,819
                                               =================== ======================= ===============


10.      ACCRUED EXPENSES

         At September 30, 2000, GBI Capital had accrued expenses of $15,770,427, of which $4,500,178 was for commissions and salaries payable, $5,750,375 was for bonus accrual, $2,348,000 was for settlements, $998,198 was for deferred rent payable, and $2,173,376 was for other accruals (none more than 5% of accrued expenses). At August 24, 1999, GBI Capital had accrued expenses of $4,820,811, of which $1,400,000 was for commissions and salaries payable, $200,000 was for bonuses, $2,022,561 was for settlements, $533,656 was for deferred rent, and $664,594 was for other accruals (none more than 5% of accrued expenses).

11.      INTEREST EXPENSE

         During the periods August 25, 1999 to September 30, 2000, and September 1, 1998 to August 24, 1999, and for the year ended August 31, 1998, the Company incurred interest expense of $5,039,359, $2,815,422 and $1,706,236, respectively.

12.      STOCK OPTION PLAN

     In 1999, the Company adopted the 1999 Performance Equity Plan (the "Plan") which provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the Plan, an aggregate of 3,000,000 shares of common stock have been reserved for issuance.

     A summary of the status of the Plan at September 30, 2000, and changes during the period ended September 30, 2000, is presented below:

                                                              Weighted Avg.
                                              Shares         Exercise Price
----------------------------------------------------------------------------
Granted                                    1,691,988          $   3.36
Forfeited                                     27,875              3.00
----------------------------------------------------------------------------
Outstanding at end of period               1,664,113              3.36
----------------------------------------------------------------------------
Options exercisable at year-end              277,198              4.03
----------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at September 30, 2000:

                                                   Options Outstanding                  Options Exercisable
                                                   -------------------                  -------------------
                                               Weighted-
                                                Average          Weighted-                               Weighted-
       Range of            Number              Remaining          Average              Number             Average
       Exercise        Outstanding at         Contractual         Exercise         Exercisable at        Exercise
        Prices       September 30, 2000      Life (Years)          Price         September 30, 2000        Price
    --------------- ---------------------- ------------------ ----------------- ---------------------- --------------
         4.47               200,000              3.92               4.47                    89,508         4.47
         4.06               300,000              8.92               4.06                   147,690         4.06
         3.00             1,127,749              9.21               3.00                    40,000         3.00
         2.75                36,364              9.25               2.75                         -         2.75
    --------------- ---------------------- ------------------ ----------------- ---------------------- --------------
                          1,664,113              8.52               3.36                   277,198         4.03


     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compenstion cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB Statement No. 123, the Company's net income and net income per share for the year ended September 30, 2000, would have been increased to the pro forma amounts indicated below:

 -------------------------------------------------------------------------------
    Net income:
      As reported                                        $8,777,280
--------------------------------------------------------------------------------
      Pro forma                                           7,270,529
--------------------------------------------------------------------------------
    Earnings per share:
      As reported - Basic and diluted                    $     .47
--------------------------------------------------------------------------------
      Pro forma - Basic and diluted                      $     .39
 -------------------------------------------------------------------------------

     The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) the fair market value of the underlying stock on the dates of grant, (ii) an option term ranging from 5 to 10 years, (iii) a risk-free rate range of 5.81% to 6.41% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 97.73% and (v) no annualized dividends paid with respect to a share of common stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         As reported in our Current Report on Form 8-K, dated August 24, 1999, we dismissed Arthur Andersen LLP and subsequently engaged Goldstein Golub Kessler LLP as our new independent accountants for the fiscal year ending August 24, 1999. The report of Arthur Andersen LLP on our financial statements for the year ended August 31, 1998 did not contain an adverse option or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. (See second paragraph of Note 1 of Notes to Consolidated Financial Statements.) The decision to dismiss Arthur Andersen LLP and engage Goldstein Golub Kessler LLP was made by our board of directors. During the fiscal year ended August 31, 1998, and through the date of termination (September 3, 1999), there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         See Item 13.


ITEM 11. EXECUTIVE COMPENSATION.


         See Item 13.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         See Item 13.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         The information required by Items 10, 11, 12 and 13 is incorporated by reference to the information to be included in our definitive proxy statement in connection with the next Annual Meeting of Stockholders, which we intend to file within 120 days after the close of our fiscal year. If our definitive proxy is not filed by that time, we will file an amendment to this Form 10-K which discloses the information required by Items 10, 11, 12 and 13.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GBI CAPITAL MANAGEMENT CORP.
                                                    (Registrant)

Dated: December 27, 2000
                                                    By: /s/ Joseph Berland
                                                    ----------------------------
                                                    Name:   Joseph Berland
                                                    Title:  Chairman of the
                                                            Board and Chief
                                                            Executive Officer

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                Title                          Date


/s/ Joseph Berland
--------------------------------
Joseph Berland                   Chairman of the Board and     December 27, 2000
                                   Chief Executive Officer

/s/ Diane Chillemi
--------------------------------
Diane Chillemi                   Chief Financial Officer       December 27, 2000
                                   (and Principal Accounting
                                    Officer)
/s/ Vincent Mangone
-------------------------------
Vincent Mangone                  Director                      December 27, 2000

/s/ Benjamin Pelton
-------------------------------
Benjamin Pelton                  Director                      December 27, 2000

/s/ Steven A. Rosen
-------------------------------
Steven A. Rosen                  Director                      December 27, 2000

/s/ Richard J. Rosenstock
-------------------------------
Richard J. Rosenstock            Director                      December 27, 2000

/s/ Mark Zeitchick
-------------------------------
Mark Zeitchick                   Director                      December 27, 2000

/s/ Kenneth Sperber
-------------------------------
Kenneth Sperber                  Director                      December 27, 2000


                                  EXHIBIT INDEX

                                                                     Incorporated
Exhibit                                                           By Reference from
Number         Description                                             Document        No. in Document            Page
------         -----------                                             --------        ---------------            ----

2.1            Agreement and Plan of Merger, dated May 27, 1999           A                 2.1

3.1            Articles of Incorporation                                  B                 3.1

3.2            Articles of Amendment to the Articles of                   D                 3.2
               Incorporation, dated August 24, 1999

3.3            By-Laws                                                    B                 3.2

4.1            Form of Common Stock Certificate                           B                 4.1

4.2            Form of Warrant Agreement between the Registrant           B                 4.2
               and Cardinal Capital Management, Inc. (including
               the form of Warrant Certificate).

10.1           Agreement of Lease, dated December 20, 1996,               D                 10.1
               between the Registrant and Briarcliffe College,
               Inc.

10.2           Standard Form of Office Lease, dated August 3,             D                 10.2
               1999, between the Registrant and Mayore Estates
               LLC and 80 Lafayette LLC, together with
               Amendment, dated August 19, 1999.

10.3           Agreement for Securities Clearance Services,               D                 10.3
               dated April 30, 1985, between Gaines Berland and
               Bear Stearns.

10.4           1999 Performance Equity Plan                               C             Exhibit "C"

10.5           Annual Incentive Bonus Plan*                               C             Exhibit "D"

10.6           Special Performance Incentive Plan*                        C             Exhibit "E"

10.7           Form of Employment Agreement, dated August 24,             C             Exhibit "F"
               1999, between the Registrant and certain
               employees*

10.7.1         Schedule of Employment Agreements in the form of           D              10.7.1
               Exhibit 10.7, including material detail in which
               such documents differ from Exhibit 10.7*

10.8           Form of Stock Option Agreement, dated August 24,
               1999, between the Registrant and certain                   --               --            Filed
               employees*                                                                               Herewith

10.8.1         Schedule of Stock Option Agreements in the form
               of Exhibit 10.8, including material detail in              --               --            Filed
               which such documents differ from Exhibit 10.8*                                          Herewith




10.9            Form of Stock Option Agreement, dated December
                13, 1999, between the Registrant and certain               --               --            Filed
                directors*                                                                               Herewith

10.9.1          Schedule of Stock Option Agreements in the form
                of Exhibit 10.9, including material detail in                                             Filed
                which such documents differ from Exhibit 10.9*             --               --           Herewith

10.10           Form of Stock Option Agreement, dated December
                13, 1999, between the Registrant and Diane                 --               --            Filed
                Chillemi*                                                                                Herewith

21              List of Subsidiaries                                       --               --            Filed
                                                                                                         Herewith

23.1            Accountant's Consent                                       --               --            Filed
                                                                                                         Herewith

27              Financial Data Schedule                                    --               --            Filed
                                                                                                         Herewith

99              Risk Factors                                               --               --            Filed
                                                                                                         Herewith

---------------------
A.   Registrant's Form 10-QSB filed on August 16, 1999.

B.   Registrant's Registration Statement on Form SB-2 (File No. 333-31001).

C.   Registrant's  Definitive  Proxy Statement  relating to a Special  Meeting of  Stockholders  held on August 23,
     1999.

D.   Registrant's Annual Report on Form 10-K for the year ended August 24, 1999.

*    Management Compensation Contract