Form 10-K/A
period 2000-09-30
GBI CAPITAL MANAGEMENT CORP
filed 2001-01-29
CIK 1029730

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

                         Commission file number 1-15799


                          GBI CAPITAL MANAGEMENT CORP.
                         ------------------------------
             (Exact name of Registrant as specified in Its charter)



                       Florida                                   65-070248
       ----------------------------------------------      --------------------
     (State or other jurisdiction of incorporation or      (I.R.S. Employer
                       organization                        Identification No.)

          1055 Stewart Avenue, Bethpage, New York                 11714
          ---------------------------------------                 ------
          (Address of Principal Executive Offices)               (Zip Code)

                                 (516) 470-1000
                 (Issuer's Telephone Number, Including Area Code




The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as set forth in the pages attached hereto:

         Item 10. Directors and Executive Officers of the Registrant
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13. Certain Relationships and Related Transactions

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of our current directors, each of whom, with the exception of Kenneth Sperber, became a director and was appointed to the position indicated upon the completion of our merger with Gaines, Berland Inc. (now known as GBI Capital Partners, Inc.) on August 24, 1999. Our directors are elected annually and serve until the next annual meeting of stockholders.

Name                     Age     Position
----                     ---     -------
Joseph Berland           60      Chairman of the Board, Chief Executive Officer
Richard J. Rosenstock    49      President, Chief Operating Officer, Director
Mark Zeitchick           35      Executive Vice President, Director
Vincent Mangone          35      Executive Vice President, Director
Benjamin D. Pelton       49      Director
Steven A. Rosen          55      Director
Kenneth Sperber          60      Director

         Joseph Berland is the co-founder of GBI Capital Partners. He has served as Chairman of the Board and Chief Executive Officer of GBI Capital Partners since October 1983.

         Richard Rosenstock joined GBI Capital Partners in 1986. He has served as a director of GBI Capital Partners since January 1994. He has served as an executive vice president of GBI Capital Partners from January 1994 until May 1998, at which time he became president of GBI Capital Partners.

         Mark Zeitchick joined GBI Capital Partners in October 1993 and since September 1995 he has served as an executive vice president.

         Vincent   Mangone   joined  GBI  Capital   Partners  as  a   registered
representative in October 1993 and since September 1995 he has served as executive vice president of GBI Capital Partners.

         Benjamin D. Pelton is an attorney and has been a partner in the law firm of Pelton, Balland, Young, Demsky, Baskin & O'Malie, P.C. since 1978.

         Steven A. Rosen is a dentist and has been the owner and senior officer of Unique Dental Care, a corporation which operates a multi-professional dental practice, for more than the past five years.

         Kenneth Sperber is a property manager for Warehouse Property Management, Inc. and has been since March 1997. From 1991 through July 1996, he was general manager of Elmhurst Dairy. Mr. Sperber was elected a director of the Company in June 2000.

Other Executive Officers

         Diane Chillemi, 42 years old, became our Chief Financial Officer upon completion of our merger with GBI Capital Partners on August 24, 1999. Ms. Chillemi joined GBI Capital Partners in February 1997 as its Director of Finance and since July 1997 she has served as its Chief Financial Officer. She served as an accounting manager at CT Legal Information Services, a service provider to the legal community, from September 1996 until February 1997, was a consultant to GBI Capital Partners from May 1996 until September 1996, and was a financial services manager with Darby Group Co., Inc., a manufacturer and distributor of generic drugs and medical supplies, from July 1984 until March 1996.

Key Employees

         David Thalheim, 46 years old, became our Administrator and the Administrator of GBI Capital Partners upon completion of our merger with GBI Capital Partners on August 24, 1999. Since January 1991, Mr. Thalheim has been the President of Imperial International Group, Inc., which has rendered consulting services to GBI Capital Partners since 1993. From 1977 through 1990, Mr. Thalheim served as Vice President and then President of Thalheim Expositions, Inc., an independent trade show and exposition management company.

         Michael Avella, 46 years old, joined GBI Capital Partners as its chief compliance officer in March 1994. Since May 1995 he has been the chief information technology officer and since September 1996 has been Vice President and Chief Operating Officer of GBI Capital Partners.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are also required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, for the fiscal year ended September 30, 2000, no person who is a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by us during the fiscal periods August 25, 1999 to September 30, 2000 (approximately 13 months) and September 1, 1998 to August 24, 1999, for the Company's chief executive officer and to our other four most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

                                            SUMMARY COMPENSATION TABLE


                                                                         Annual                   Long-Term           All Other
                                                                      Compensation              Compensation        Compensation
                                                  Fiscal       ------------------------------   -------------       -------------
          Name and Principal Position              Year       Salary ($)          Bonus ($)        Options (#)
---------------------------------------           ------      ----------        -----------      -------------
Joseph Berland                                     2000            130,000      1,780,372(1)          100,000          297,734(2)
   Chairman of the Board and Chief                 1999            233,058         56,404                              407,838(3)
   Executive Officer

Richard J. Rosenstock                              2000            130,000      1,780,372(1)                           236,746(2)
   President and Chief Operating Officer           1999            217,672         63,761             100,000          407,838(3)

Mark Zeitchick                                     2000            130,000      2,482,017(1)                           278,394(2)
   Executive Vice President                        1999                  0        221,622             100,000          960,837(4)

Vincent Mangone                                    2000            130,000      2,482,017(1)                           278,510(2)
   Executive Vice President                        1999                  0        221,622             100,000          958,041(5)

Diane Chillemi                                     2000            144,519         50,000              15,000               0
   Chief Financial Officer                         1999             92,692         47,513                   0               0


(Footnotes on following page)

(1) Represents bonuses paid under the Company's Annual Incentive Bonus Plan and Special Performance Bonus Plan for fiscal 2000 as follows:

                           Annual Incentive ($)         Special Performance ($)
                           --------------------         -----------------------

         Berland                   821,128                        959,244
         Rosenstock                821,128                        959,244
         Mangone                   821,128                       1,660,889
         Zeitchick                 821,128                       1,660,889


(2) Represent commissions earned from customer accounts for which the named officer is a designated account representative, together with override commissions earned during the period August 25, 1999 through September 30, 1999 in the following amounts: Berland- $39,881, Rosenstock - $39,841, Mangone- $67,925 and Zeitchick - $67,925.

(3)      Represents override commissions.

(4) Represents $108,534 of commissions earned from customer accounts for which Mr. Zeitchick is a designated account representative and $852,303 of override commissions.

(5) Represents $105,738 of commissions earned from customer accounts for which Mr. Mangone is a designated account representative and $852,303 of override commissions.


Compensation Arrangements for Current Executive Officers and Key Employee

         Messrs. Berland, Rosenstock, Zeitchick and Mangone currently are employed by us pursuant to five-year employment agreements entered into on August 24, 1999. These agreements may be terminated by the employee upon 30 days' notice to us. Each of these officers receive an annual base salary of $120,000, subject to periodic increases at the discretion of our board of directors or our Compensation Committee. The employment agreements provide that each person is entitled to participate in our various incentive compensation plans and provided for the grant of stock options to purchase 100,000 shares of our common stock upon the consummation of our merger with GBI Capital Partners. The employment agreements prohibit the employee from competing with us for one year after employment terminates unless termination is by the employee for good reason or if his employment is terminated by us without cause. The employment agreements also provide that in the event of a change of control of our company, other than with approval by our board of directors, each person shall be entitled to receive a severance payment equal to all compensation due him under the remaining term of his employment agreement in a lump sum payment.

         During fiscal 2000, Diane Chillemi received a salary at the rate of $135,000 per year and was awarded a bonus of $50,000.

         David Thalheim, our Administrator, is a key employee and he beneficially owns 8.3% of our outstanding common stock. Mr. Thalheim is employed by us under a five-year employment agreement entered into on August 24, 1999. This agreement is substantively identical to the employment agreements which we have with Messrs. Berland, Rosenstock, Zeitchick and Mangone and which are described above. In accordance with his agreement, on August 24, 1999 he was granted ten-year options to purchase 100,000 shares of common stock at an exercise price of 4.0625, vesting in four annual installments of 24,615 shares on each of August 24, 1999, 2000, 2001, and 2002, and in a fifth installment of 1,540 shares on August 24, 2003. In fiscal 2000, Mr. Thalheim received a salary of $130,000, a bonus of $821,128 under the Annual Incentive Bonus Plan and $24,109 in commissions earned from customer accounts for which he is a designated account representative. In addition, Mr. Thalheim's firm, Imperial International Group, Inc., as the designee of Mr. Thalheim and a consultant to GBI Capital Partners, received $750,793 under the Special Performance Bonus Plan and additional fees of $36,557 for the period August 25, 1999 to September 30, 1999.

Compensation Arrangements for Directors

         Our directors receive no cash compensation for serving as directors, although they are reimbursed for their costs incurred in attending meetings of the board of directors or of the committees on which they serve. On December 20, 2000, each of Steven Rosen, Kenneth Sperber and Benjamin Pelton, our three non-employee directors, were granted ten-year options to purchase 20,000 shares of common stock at an exercise price of $2.125 per share, which options vested immediately.

Option Grants

         The following table represents the stock options granted in the fiscal year ended September 30, 2000, to the Company's executive officers identified in the Summary Compensation table above.


                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                                            Potential
                                                      Percent of                                         Realizable Value
                                                        Total                                               at Assumed
                                   Number of           Options                                           Annual Rates of
                                  Securities          Granted to       Exercise                            Stock Price
                                  Underlying          Employees        Price of                          Appreciation for
                                    Options           in Fiscal         Options       Expiration        Option Term(1) ($)
      Name of Executive           Granted (#)          Year (%)           ($)            Date             5%          10%
--------------------------      --------------       -----------       ----------     -----------      ----------------------
Diane Chillemi                     15,000(2)             1.4             3.00          12/12/09        28,301        71,718

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

(2)      These options become exercisable as to 5,000 shares on each of December
         13, 2000, 2001, and 2002.

         The following table sets forth the fiscal year end option values of outstanding options at September 30,2000, and the dollar value of unexercised, in-the-money options for the Company's executive officers identified in the Summary Compensation table above.


                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                              Number of Securities Underlying Unexercised Options            Dollar Value of Unexercised
                                              at Fiscal Year End:                              in-the-Money Options at
                                                                                                   Fiscal Year End
                              ---------------------------------------------------            -------------------------------
                           Shares
                          Acquired
                             on          Value        Exercisable       Unexercisable      Exercisable       Unexercisable
Name                      Exercise      Realized          (#)                (#)               ($)                ($)
--------                  --------     ----------     -------------     --------------     -----------       --------------
Joseph Berland                                          44,754             55,246              -0-                -0-
Richard J.                                              44,754             55,246              -0-                -0-
Rosenstock
Mark Zeitchick                                          49,230             50,770              -0-                -0-
Vincent Mangone                                         49,230             54,770              -0-                -0-
Diane Chillemi                                           5,000             10,000              -0-                -0-

Annual Incentive Bonus Plan

         On August 23, 1999 our stockholders adopted the Annual Incentive Bonus Plan, which is a performance-based compensation plan for our executive officers and other key employees. The plan is administered by our Compensation Committee and is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code. Under this plan, bonuses are paid to participants selected by our Compensation Committee if performance targets established by our Compensation Committee are met within the specified performance periods. For the fiscal year ended September 30, 2000, our Compensation Committee has determined that participating employees will participate in a bonus pool equal to a percentage of our net income before taxes and before the accrual of compensation payable under this plan provided that the Company achieves a specified return on equity before taxes at the end of the fiscal year. The maximum award payable annually to any participant under this plan is limited to a percentage of the bonus pool created and is subject to the maximum limit of $5,000,000 for any person. Our Compensation Committee determined that the participants in this plan for fiscal 2000 would be Messrs. Berland, Rosenstock, Zeitchick, Mangone and Thalheim, who received bonuses in fiscal 2000 disclosed elsewhere in this report. These same persons have been selected to participate in this plan for fiscal 2001.

Special Performance Incentive Plan

         On August 23, 1999 our stockholders adopted our Special Performance Incentive Plan. The Special Performance Incentive Plan is similar in nature to the Annual Incentive Bonus Plan in seeking to provide performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. Executive officers and key employees selected by our Compensation Committee may receive bonuses upon reaching performance targets established by our Compensation Committee within specific performance periods, which performance targets may be based upon one or more selected business criteria. For each of the five fiscal years ending September 30, 2000 through 2004, the Compensation Committee has determined that participants are entitled to receive an incentive award that is based on the percentage of the retail and institutional brokerage commissions generated by our company provided that specified commission levels are achieved. Awards are payable monthly, based on the average monthly retail and institutional commissions to such date. However, final awards reflecting the performance for the last month of the fiscal year and the fiscal year overall are not paid until all financial results for the year are reconciled and the Compensation Committee has approved and certified that the established performance requirements have been achieved. The maximum award payable for any fiscal year to any participant is $5,000,000. At the present time, our Compensation Committee has determined that Messrs. Berland, Rosenstock, Zeitchick, Mangone and Thalheim shall participate in this plan.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of January 15, 2001, with respect to the Common Stock ownership of (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each current executive officer whose compensation exceeded $100,000 in the fiscal year ended September 30, 2000, and (iv) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the stockholders is based upon information furnished to us by such stockholders or otherwise known to us. Except as otherwise indicated, all of the shares of Common Stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

                                   Amount and Nature of    Percent of Class
Name of Beneficial Owner           Beneficial Ownership  of Voting Securities
------------------------           --------------------  --------------------
Joseph Berland(1)                        3,989,814(2)              21.2%

Richard J. Rosenstock(1)                 3,989,814(2)              21.2%

Mark Zeitchick(1)                        1,561,503(3)               8.3%

Vincent Mangone(1)                       1,561,503(3)               8.3%

David Thalheim(1)                        1,561,503(3)               8.3%

Diane Chillemi                              26,917(4)                *

Steven A. Rosen                             40,000(5)                *

Benjamin D. Pelton                          40,000(5)                *

Kenneth Sperber                             26,500(6)                *

All directors and executive             11,236,051(7)              58.8%
   officers as a group (8 persons)
--------------------

*        Less than 1 percent

(1)      The  business  address  for  each  of  Messrs.   Berland,   Rosenstock,
         Zeitchick, Mangone and Thalheim is 1055 Stewart Avenue, Bethpage, New York 11714.

(2) Includes 44,754 shares of common stock issuable upon exercise of currently exercisable options. Does not include 55,246 shares of common stock issuable upon exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(3) Includes 49,230 shares of common stock issuable upon exercise of currently exercisable options. Does not include 50,770 shares of common stock issuable upon exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(4) Includes 5,000 shares of common stock issuable upon exercise of currently exercisable options. Does not include 10,000 shares of common stock issuable upon exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(5) Includes 40,000 shares of common stock issuable upon exercise of currently exercisable options.

(6) Includes 20,000 shares of common stock issuable upon exercise of currently exercisable options.

(7) Includes 292,968 shares of common stock issuable upon exercise of currently exercisable options. See notes (2) through (6).

         In connection with our merger with GBI Capital Partners, each of Messrs. Berland, Rosenstock, Zeitchick, Mangone and Thalheim entered into lock-up agreements which prohibit the sale or transfer of the shares of common stock they received in the merger until August 23, 2001, without the prior consent of our Board of Directors. In addition, Ms. Chillemi has entered into a similar lock-up agreement except that the restricted period may be extended if she then has any liability to GBI Capital Partners resulting from her actions.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Several members of the immediate families of some of our executive officers and directors are employed as registered representatives of GBI Capital Partners. As such they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. Each received the compensation listed below in fiscal 2000 and is expected to receive in excess in excess of $60,00 in compensation in fiscal 2001. These registered representatives are as follows:


                                                                                  Officer and           Fiscal 2000
         Registered Representative                   Relationship                  Director            Compensation
         -------------------------                   ------------               --------------         -------------
              Richard Berland                           Brother                 Joseph Berland           $206,469

               Oscar Sonkin                          Father-in-law            Richard Rosenstock         $114,745

              Richard Sonkin                        Brother-in-law            Richard Rosenstock         $613,089

             Steven Zeitchick                           Brother                 Mark Zeitchick           $415,061

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   January 29, 2001            GBI CAPITAL MANAGEMENT CORP.


                                     By: /s/ Joseph Berland
                                        ---------------------------------------
                                           Joseph Berland, Chairman and Chief
                                              Executive Officer


                                     By: /s/ Richard Rosenstock
                                        -----------------------------------
                                           Richard Rosenstock, President