Form 10-Q
period 2000-12-31
GBI CAPITAL MANAGEMENT CORP
filed 2001-02-14
CIK 1029730

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities and
-----    Exchange Act of 1934 For the quarterly period ended December 31, 2000

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File number 1-15799


                          GBI CAPITAL MANAGEMENT CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



         Florida                                             65-0701248
---------------------------------                       -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

 1055 Stewart Avenue, Bethpage, New York                      11714
-----------------------------------------               -------------------
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, Including Area Code:    (516) 470-1000


         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: At February 8, 2001, Issuer had outstanding 18,806,612 shares of Common Stock, par value $.0001 per share.

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                               December 31,      September 30,
                                                                   2000              2000
                                                              -------------     ---------------
                                                               (Unaudited)
Assets
Cash and cash equivalents                                     $   5,193,168     $     5,255,669
Receivable from brokers and dealers                               8,579,276          21,507,788
Securities owned, at market value                                 2,381,971           3,513,865
Furniture, fixtures and leasehold improvements,
  at cost net of accumulated depreciation and
  amortization of $3,093,018 and $2,831,499
  for December 31, 2000 andSeptember 30, 2000
  respectively.                                                   4,113,284           4,166,744
Deferred tax asset                                                1,326,000           1,156,000
Investment in and receivable from affiliates                      1,493,667           1,489,134
Other assets                                                      3,772,805           2,330,803
                                                              -------------     ---------------
Total assets                                                  $  26,860,171     $    39,420,003
                                                              =============     ===============


Liabilities and Stockholders' Equity
Liabilities:

   Securities sold, not yet purchased, at market value        $   1,019,800     $     2,203,708
   Income taxes payable                                                   -             182,788
   Accrued expenses and other liabilities                         6,084,836          15,770,427
                                                              -------------     ---------------
   Total liabilities                                              7,104,636          18,156,923
                                                              -------------     ---------------

Stockholders' equity:
   Common stock - $.0001 par value;
     Authorized 100,000,000 shares, issued and outstanding
     18,806,612 shares.                                               1,881               1,881
   Additional paid-in capital                                     7,531,763           7,531,763
   Retained earnings                                             12,221,891          13,729,436
                                                              -------------     ---------------
   Total stockholders' equity                                    19,755,535          21,263,080
                                                              -------------     ---------------
    Total liabilities and stockholders' equity                $  26,860,171     $    39,420,003
                                                              =============     ===============



See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Operations







                                                    For the Three Months Ended
                                                   December 31,     December 31,
                                                      2000              1999
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)

Revenues:
  Commissions and trading income                  $  9,942,162      $ 23,643,961
  Interest and dividends, net                          669,866           368,025
  Underwriting fees                                     11,996           343,127
  Other                                                111,159            43,092
                                                  ------------      ------------
Total Revenues                                      10,735,183        24,398,205
                                                  ------------      ------------

Expenses:
  Compensation and benefits                          6,764,823        16,261,551
  Brokerage, clearance and exchange fees             1,270,906         1,540,143
  Communications                                     1,054,037           702,473
  Occupancy and equipment                            1,528,216         1,339,360
  Professional fees                                    661,274           323,444
  Business development                                 686,795           484,444
  Other                                              1,385,562         1,250,879
                                                  ------------      ------------
  Total Expenses                                    13,351,613        21,902,294
                                                  ------------      ------------
Income (loss) before provision (benefit)
   for income taxes                                 (2,616,430)        2,495,911

Income tax provision (benefit)                      (1,108,885)        1,009,292
                                                  ------------      ------------
Net Income (Loss)                                 $ (1,507,545)     $  1,486,619
                                                  ============      ============
Basic earnings per common share                   $      (0.08)     $       0.08
                                                  ============      ============
Diluted earnings per common share                 $      (0.08)     $       0.08
                                                  ============      ============







 See accompanying notes to financial statements.


GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity


                                                  For the Three months ended December 31, 2000
                                                                       Additional
                                         Common Stock                   Paid-in      Retained
                                     Shares         Par Value           Capital      Earnings         Total
                                    ---------      ----------        ------------   ------------    ----------


Balance at September 30, 2000       18,806,612     $   1,881         $ 7,531,763    $ 13,729,436    $ 21,263,080
Net loss                                    --            --                  --      (1,507,545)     (1,507,545)
                                    ----------     ---------        ------------     ------------   ------------
Balance at December 31, 2000        18,806,612     $   1,881         $ 7,531,763    $ 12,221,891    $ 19,755,535
                                    ==========     =========        ============    ============    ============









See accompanying notes to financial statements.


GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statement of Cash Flows

                                                                           Three months ended December 31,

                                                                              2000                     1999
                                                                          ------------             ------------
                                                                           (Unaudited)               (Unaudited)
Operating activities:
   Net (loss)/income                                                    $   (1,507,545)           $  1,486,619
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
   Depreciation and amortization                                               261,519                 151,408
   Deferred taxes                                                             (170,000)               (167,206)
   Decrease (increase) in operating assets:
      Receivable from brokers and dealers                                   12,928,512              (6,201,384)
      Securities owned, at market value                                      1,131,894              (4,054,863)
      Other assets                                                          (1,442,003)               (312,611)
   (Decrease) increase in operating liabilities:
      Securities sold, not yet purchased                                    (1,183,908)              4,769,698
      Income taxes payable                                                    (182,788)                463,165
      Accrued expenses and other liabilities                                (9,685,590)              3,881,769
                                                                        ---------------          -------------
   Net cash provided by operating activities                                   150,091                  16,595
                                                                        ---------------          -------------
Investing activities:
   Purchase of office furniture, equipment
      and leasehold improvements                                              (208,059)               (268,049)

   Investment in affiliate                                                      (4,533)                     --
   Syndication costs                                                                --                   5,038
                                                                        --------------           -------------
Net cash used in investing activities                                         (212,592)               (273,087)
                                                                        ---------------          --------------
Net decrease  in cash                                                          (62,501)               (256,492)

Cash and cash equivalents at beginning of period                             5,255,669                  485,370
                                                                        --------------      -------------------
Cash and cash equivalents at end of period                              $    5,193,168      $           228,878
                                                                        ==============      ===================

Supplemental disclosure or cash flow information

Cash paid during the period for:

Interest                                                                $    1,048,450      $           874,429

Income Taxes                                                            $      578,031      $           709,435



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

         On August 24, 1999 GBI Capital Management Corp., formerly known as Frost Hanna Capital Group, Inc., acquired all of the outstanding common stock of GBI Capital. For accounting purposes, the acquisition has been treated as a recapitalization of GBI Capital with GBI Capital as the acquirer (reverse acquisition). The historical financial statements prior to August 24, 1999 are those of GBI Capital. The Company has changed its fiscal year end to September 30th. The Company's Statement of Operations, Statements of Changes in Stockholders Equity, and Statement of Cash Flows are for the period October 1, 2000 to December 31, 2000.

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

         At December 31, 2000, all of the securities owned and securities sold, not yet purchased, and the amount receivable from clearing broker reflected on the consolidated statement of financial condition are security positions with and amounts due from this clearing broker.

         The Company maintains cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash with respect to these cash balances.

         Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Unrealized gains and losses on securities transactions are included in trading income in the consolidated statement of operations.

         The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended September 30, 2000, contained in its Annual Report on Form 10-K. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The operations for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2001.

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


2.       INCOME TAXES:

         The Company files consolidated federal income tax returns, but each constituent entity files separate state income tax returns. The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes and permanent differences.


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

         At December 31, 2000, GBI Capital had net capital, as defined, of $3,413,577, which exceeded minimum net capital requirements of $1,000,000 by $2,413,577.


4.       COMMITMENTS AND CONTINGENCIES


         GBI Capital has been named as defendant in certain legal actions in the ordinary course of business. At December 31, 2000 and September 30, 2000, GBI Capital had accrued $2,206,100 and $2,348,000, respectively, for settlement of all such legal proceedings.


5.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                           Three months ended December 31,
                                           -------------------------------
                                                2000           1999
Numerator for basic and diluted EPS:

     Net income (loss)                    $ (1,507,545)    $ 1,486,619
                                         =============      ===========

Denominator for basic EPS                   18,806,612      18,806,612

Denominator for diluted EPS                 18,806,612      18,806,612
                                         =============      ===========

Basic EPS                                        (0.08)           0.08
                                         =============      ===========

Diluted EPS                                      (0.08)           0.08
                                         =============      ===========


6.       ACCRUED EXPENSES

         At December 31, 2000 GBI Capital had accrued expenses of $6,084,836, of which $1,450,891 was for commissions and salaries payable, $2,206,100 was for settlements and $1,004,930 was for deferred rent payable.

7.      SUBSEQUENT EVENTS

       On February 8, 2001, the Company entered into a Stock Purchase Agreement with New Valley Corporation ("New Valley"), Ladenburg Thalmann Group Inc. ("LTGI"), a wholly-owned subsidiary of New Valley, Berliner Effektengesellshaft AG ("Berliner") and Ladenburg Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer whose common stock is owned by New Valley and Berliner. Pursuant to the Stock Purchase Agreement, the Company will purchase all of the outstanding stock of Ladenburg from New Valley and Berliner in exchange for (i) 18,181,819 shares of the Company's newly-issued Common Stock, (ii) $10,000,000 principal amount of the Company's convertible promissory notes and (iii) $10,000,000 in cash. In connection with this transaction, certain of the Company's current principal stockholders also will sell a portion of the Company's common stock owned by them to LTGI for cash. As a result of these transactions, Ladenburg will become a wholly-owned subsidiary of the Company and New Valley will acquire beneficial ownership of approximately 50.1% of the Company's outstanding common stock. The transactions are subject to certain closing conditions, including approval of the transaction by the Company's stockholders. The transactions will be more fully described in a Current Report on Form 8-K to be filed by the Company shortly. The convertible promissory notes to be issued by the Company to the sellers mature on December 31, 2005. The Company will finance the cash portion of the purchase price by issuing $10,000,000 principal amount of similar, but not identical, convertible promissory notes to a third party.

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


Results of Operations

Three Months Ended December 31, 2000 vs. Three Months Ended December 31, 1999

Revenues

         Commissions and trading income for the three months ended December 31, 2000 decreased 58% to $9,942,162 from the three months ended December 31, 1999. This decrease is primarily due to a decrease in trading volume, which reflected deteriorating market conditions.

         Interest and dividend income, net for the three months ended December 31, 2000 increased 82%, to $669,866 from the comparable period in 1999. The increase is primarily due to rising interest rates and an increase in the percentage of margin interest our clearing broker shares with us.

         Underwriting fees for the three months ended December 31, 2000 decreased 97% to $11,996 from $343,127 during the comparable period in 1999. The decrease is the result of our not participating in any underwritten public offering as a co-manager during the 2000 period, as opposed to our participation as a co-manager in three public offerings for the comparable period in 1999.

         Other revenues for the three months ended December 31, 2000 increased 158% to $111,159 from the three months ended December 31, 1999. This increase is primarily due to an insurance claim for business interruption, which was settled in November 2000 and management fees from the 1500 Focus Fund.


Expenses

         Employee compensation and benefits for the three months ended December 31, 2000 decreased 58%, to $6,764,823 from the comparable period in 1999. The decrease is primarily attributable to the decrease in revenues since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue. The three months ended December 31, 2000 had no bonus accruals as compared to $825,000 accrued and $490,000 paid for the comparable period in 1999.

         Brokerage, clearance and exchange fees for the three months ended December 31, 2000 decreased 17.5%, to $1,270,906, from the comparable period in 1999 as a result of lower ticket volume and reduced ticket charges.

         Communications expense for the three months ended December 31, 2000 increased 50%, to $1,054,037, from the comparable period in 1999. This increase is a result of the increase in registered representatives in Bethpage and the New York City office and the rollout of computers to every registered representative, resulting in a 79% increase in news services.

         Occupancy and equipment costs for the three months ended December 31, 2000 increased 14.1%, to $1,528,216, from the comparable period in 1999. This increase is primarily a result of an increase in depreciation expense attributed to the purchase of additional computer equipment.

         Professional fees for the three months ended December 31, 2000 increased 104.5%, to $661,274, from the comparable period in 1999. This increase is due to higher legal and consulting fees.

         Business development costs for the three months ended December 31, 2000 increased 41.8% to $686,795, from the comparable period in 1999. This increase is due to an increase in recruiting expenses.

         Other expenses for the three months ended December 31, 2000 increased 10.8% to $1,385,562, from the corresponding period in 1999. This increase is primarily a result of an increase in bad debt expense.

         Income tax benefit for the three months ended December 31, 2000 was $1,108,885 as compared to the income tax provision of $1,009,292 for the three months ended December 31, 1999, which was consistent with the decrease in income before this income tax benefit.

         Net loss of $1,507,545 for the three months ended December 31, 2000, compares to net income of $1,486,619 for the three months ended December 31, 1999. This resulted primarily from the decrease in revenues offset by decreases in expenses as discussed above.


Liquidity and Capital Resources

         Approximately 60.1% of the Company's assets at December 31, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

         The Company's brokerage subsidiary, GBI Capital Partners Inc., is subject to net capital rules of the NASD and the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. GBI Capital's net capital position as of December 31, 2000, was $3,413,577, which was $2,413,577, in excess of its net capital requirement.

         The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. Based upon these reviews, management believes that the Company's capital structure is adequate for current operations.

         On February 8, 2001, the Company entered into a Stock Purchase Agreement with New Valley Corporation ("New Valley"), Ladenburg Thalmann Group Inc. ("LTGI"), a wholly-owned subsidiary of New Valley, Berliner Effektengesellshaft AG ("Berliner") and Ladenburg Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer whose common stock is owned by New Valley and Berliner. Pursuant to the Stock Purchase Agreement, the Company will purchase all of the outstanding stock of Ladenburg from New Valley and Berliner in exchange for (i) 18,181,819 shares of the Company's newly-issued Common Stock, (ii) $10,000,000 principal amount of the Company's convertible promissory notes and (iii) $10,000,000 in cash. In connection with this transaction, certain of the Company's current principal stockholders also will sell a portion of the Company's common stock owned by them to LTGI for cash. As a result of these transactions, Ladenburg will become a wholly-owned subsidiary of the Company and New Valley will acquire beneficial ownership of approximately 50.1% of the Company's outstanding common stock. The transactions are subject to certain closing conditions, including approval of the transaction by the Company's stockholders. The transactions will be more fully described in a Current Report on Form 8-K to be filed by the Company shortly. The convertible promissory notes to be issued by the Company to the sellers mature on December 31, 2005. The Company will finance the cash portion of the purchase price by issuing $10,000,000 principal amount of similar, but not identical, convertible promissory notes to a third party.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         GBI Capital has been, and continues to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to its activities as a broker-dealer in securities, as an employer and as a result of other business activities. In general, the cases involve various allegations that employees of GBI Capital had mishandled customer accounts. At December 31, 2000, we estimate that the total amount sought from GBI Capital in pending and threatened claims is approximately $9,301,000. It is our opinion, based upon our historical experience and the reserves already established by us, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of our company.

ITEM 2. SALES OF UNREGISTERED SECURITIES


                                                      Consideration
                                                      Received and
                                                      Description of                                If Option, Warrant
                                                      Underwriting or Other                         or Convertible
                                                      Discounts to Market                           Security, Terms of
                                                      Price Afforded to       Exemption from        Exercise or
Date of Sale    Title of Security  Number Sold        Purchasers              Registration Claimed  Conversions
------------    -----------------  -----------        ----------              --------------------  -----------


   12/20/00     Options to              60,000        Options granted under           4(2)          100% exercisable
                purchase Common                       1999 Performance                              immediately at an
                Stock                                 Equity Plan; no cash                          exercise price of
                                                      consideration                                 $2.125 per share
                                                      received by Company                           and which all
                                                      until exercise                                expire 12/19/10


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

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



                                          GBI Capital Management Corp.
                                          ----------------------------
                                          (Registrant)




Dated:   February 14, 2001                 By: /s/ Joseph Berland
                                             ----------------------------------
                                             Joseph Berland
                                             Chairman of the Board and
                                             Chief Executive Officer


                                          By: /s/ Diane Chillemi
                                             ----------------------------------
                                              Diane Chillemi
                                              Chief Financial Officer