Form 10-Q
period 2001-03-31
GBI CAPITAL MANAGEMENT CORP
filed 2001-05-07
CIK 1029730

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


       For the quarterly period ended March 31, 2001

                                       OR

       Transition report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

       For the transition period from ________________ to ___________________

       Commission File number 1-15799


                          GBI CAPITAL MANAGEMENT CORP.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)



       Florida                                           65-0701248
--------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

 1055 Stewart Avenue, Bethpage, New York                   11714
-------------------------------------------    ----------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, Including Area Code:    (516) 470-1000
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
Yes   X    No
    -----     ------

         Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: At May 2, 2001, Issuer had outstanding 18,806,612 shares of Common Stock, par value $.0001 per share.

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                                 March 31,         September 30,
                                                                   2001                 2000
                                                              -------------     ------------------
                                                                  (Unaudited)  )
Assets
Cash and cash equivalents                                     $   5,152,039     $     5,255,669
Receivable from brokers and dealers                               7,353,170          21,507,788
Securities owned, at market value                                 1,899,238           3,513,865
Furniture, fixtures and leasehold improvements, at cost
   net of accumulated depreciation and amortization of
   $3,336,956 and $2,831,499 for March 31, 2001 and
   September 30, 2000 respectively.                               3,954,417           4,166,744
Deferred tax asset                                                1,655,000           1,156,000
Investment in and receivable from affiliates                        106,578           1,489,134
Other assets                                                      5,062,279           2,330,803
                                                              -------------     ---------------

Total assets                                                  $  25,182,721     $    39,420,003
                                                              =============     ===============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value        $   1,212,832     $     2,203,708
   Income taxes payable                                              14,500             182,788
   Accrued expenses and other liabilities                         5,682,373          15,770,427
                                                              -------------     ---------------

   Total liabilities                                              6,909,705          18,156,923
                                                              -------------     ---------------

Stockholders' equity:
   Common stock - $.0001 par value;
     Authorized 100,000,000 shares, issued and outstanding
     18,806,612 shares.                                               1,881               1,881
   Additional paid-in capital                                     7,531,763           7,531,763
   Retained earnings                                             10,739,372          13,729,436
                                                              -------------     ---------------

   Total stockholders' equity                                    18,273,016          21,263,080
                                                              -------------     ---------------

    Total liabilities and stockholders' equity                $  25,182,721     $    39,420,003
                                                              =============     ===============

See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Operations


                                               For the Three Months Ended          For the Six Months Ended
                                               March 31,         March 31,       March 31,           March 31,
                                                 2001              2000            2001                 2000
                                            --------------     ------------     --------------   ---------------
                                              (Unaudited)      (Unaudited)      (Unaudited)         (Unaudited)
Revenues:
  Commissions and trading income            $    9,974,079     $ 49,777,911     $   19,916,241   $  73,421,872
  Interest and dividends, net                      375,868          558,917          1,045,734         926,942
  Underwriting fees                                 13,514        2,166,225             25,510       2,509,352
  Other                                              7,146           30,982            118,305          74,074
                                            --------------     ------------     --------------   -------------

Total Revenues                                  10,370,607       52,534,035         21,105,790      76,932,240
                                            --------------     ------------     --------------   -------------

Expenses:
  Compensation and benefits                      6,769,672       34,841,808        13,534,495       51,103,359
  Brokerage, clearance and exchange fees         1,122,672        2,167,458         2,393,578        4,004,784
  Communications                                 1,077,711          994,410         2,131,748        1,696,883
  Occupancy and equipment                        1,497,834        1,687,130         3,026,050        3,026,490
  Professional fees                              1,122,740          846,534         1,784,014        1,169,978
  Business development                             823,744          779,544         1,510,539          966,805
  Other                                            765,121        3,435,371         2,150,683        4,686,250
                                            --------------     ------------     --------------   -------------

  Total Expenses                                13,179,494       44,752,255        26,531,107       66,654,549
                                            --------------     ------------     --------------   -------------


Income (loss) before (benefit)
provision for income taxes                      (2,808,887)       7,781,780        (5,425,317)      10,277,691

Income tax (benefit) provision                  (1,326,368)       3,232,567        (2,435,253)       4,241,859
                                            --------------     ------------     --------------   -------------


Net (loss) income                           $   (1,482,519)  $    4,549,213      $ (2,990,064)    $  6,035,832
                                            ==============    =============      ============     ============


Basic earnings per common share             $       (0.08)   $         0.24      $      (0.16)    $         0.32
                                            ==============    =============      ============     ==============


Diluted earnings per common share           $       (0.08)   $         0.24      $      (0.16)    $         0.32
                                            ==============    =============      =============    ==============

See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

                                        For the Six  months ended March 31, 2001
                                        Common Stock         Additional
                                     ---------------------     Paid-in      Retained
                                      Shares    Par Value      Capital      Earnings      Total
                                     -------   -----------  ------------    --------     ---------
Balance at September 30, 2000       18,806,612  $     1,881 $ 7,531,763  $ 13,729,436  $ 21,263,080

Net loss                                    -             -           -    (2,990,064)   (2,990,064)
                                    ---------   ----------- -----------  ------------- ------------

Balance at March 31, 2001           18,806,612  $     1,881 $ 7,531,763  $ 10,739,372  $ 18,273,016
                                    ==========  =========== ===========  ============  ============




See accompanying notes to financial statements.

GBI CAPITAL MANAGEMENT CORP. and SUBSIDIARIES
Consolidated Statement of Cash Flows

                                                                  Six months ended March 31,
                                                               ---------------------------------
                                                                   2001                2000
                                                               --------------      -------------
                                                               (Unaudited)          (Unaudited)
Operating activities:
   Net (loss) income                                           $   (2,990,064)     $   6,035,832
   Adjustments to reconcile net income (loss) to net
     Cash (used in) provided by operating activities:
   Depreciation and amortization                                      531,955            326,846
   Deferred taxes                                                    (499,000)          (462,000)
   Decrease (increase) in operating assets:
      Receivable from brokers and dealers                          14,154,618        (30,929,811)
      Securities owned, at market value                             1,614,627         (5,209,589)
      Other assets                                                 (2,731,477)          (292,474)
   (Decrease) increase in operating liabilities:
      Securities sold, not yet purchased                             (990,876)        15,205,509
      Income taxes payable                                           (168,288)         3,990,165
      Accrued expenses and other liabilities                      (10,088,053)        17,566,389
                                                               ---------------     -------------

   Net cash (used in) provided by operating activities             (1,166,558)         6,230,867
                                                               ---------------     -------------
Investing activities:
   Purchase of office furniture, equipment
   and leasehold improvements                                        (319,628)        (1,740,162)

   Decrease in Investment in affiliate                              1,382,556                  -
   Syndication costs                                                        -             (5,038)
                                                               --------------      --------------

Net cash provided by (used in) investing activities                 1,062,928         (1,745,200)
                                                               --------------      --------------


Net (decrease) increase in cash                                      (103.630)         4,485,667

Cash and cash equivalents at beginning of period                    5,255,669            485,370
                                                               --------------      -------------

Cash and cash equivalents at end of period                     $    5,152,039      $   4,971,037
                                                               ==============      =============



Supplemental disclosure or cash flow information

Cash paid during the period for:

Interest                                                       $    1,547,741      $   2,030,944

Income Taxes                                                   $      578,031      $     712,334


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

            On August 24, 1999 GBI Capital Management Corp., formerly known as Frost Hanna Capital Group, Inc., acquired all of the outstanding common stock of GBI Capital. For accounting purposes, the acquisition has been treated as a recapitalization of GBI Capital with GBI Capital as the acquirer (reverse acquisition). The historical financial statements prior to August 24, 1999 are those of GBI Capital. The Company has changed its fiscal year end to September 30th. The Company's Statement of Operations, Statements of Changes in Stockholders Equity, and Statement of Cash Flows are for the period October 1, 2000 to March 31, 2001.

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

            At March 31, 2001, all of the securities owned and securities sold, not yet purchased, and the amount receivable from clearing broker reflected on the consolidated statement of financial condition are security positions with and amounts due from this clearing broker.

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

            The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended September 30, 2000, contained in its Annual Report on Form 10-K. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2001.

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

            At March 31, 2001, GBI Capital had net capital, as defined, of $1,876,854, which exceeded minimum net capital requirements of $1,000,000 by $876,854.


   4.       COMMITMENTS AND CONTINGENCIES


            GBI Capital has been named as defendant in certain legal actions in the ordinary course of business. At March 31, 2001 and September 30,2000, GBI Capital had accrued $1,942,651 and $2,348,000, respectively, for settlement of all such legal proceedings.


   5.       EARNINGS PER SHARE
            The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                              Three months ended
                                                  March 31,
                                          ----------------------------
                                              2001         2000             2001         2000
Numerator for basic and diluted EPS:
     Net income (loss)                    $(1,482,509)    4,549,213     (2,990,064)     6,035,832
                                          ============   ==========     ==========     ==========

Denominator for basic EPS                  18,806,612    18,806,612     18,806,612     18,806,612

Denominator for diluted EPS                18,806,612    18,806,612     18,806,612     18,806,612
                                          ============   ==========     ==========     ==========

Basic EPS                                       (0.08)         0.24          (0.16)           .32
                                          ============   ==========     ==========     ==========

Diluted EPS                                     (0.08)         0.24          (0.16)           .32
                                          ============   ==========     ==========     ==========

6.     ACCRUED EXPENSES

       At March 31, 2001 GBI Capital had accrued expenses of $5,616,065, of which $1,471,264 was for commissions and salaries payable, $1,942,651 was for settlements and $1,011,664 was for deferred rent payable.

7.     SUBSEQUENT EVENTS

       On April 26, 2001, the Company amended the Stock Purchase Agreement with New Valley Corporation ("New Valley"), Ladenburg Thalmann Group Inc. ("LTGI"), a wholly-owned subsidiary of New Valley, Berliner Effektengesellshaft AG ("Berliner") and Ladenburg Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer whose common stock is owned by New Valley and Berliner. Pursuant to the original Stock Purchase Agreement, the Company will purchase all of the outstanding stock of Ladenburg from New Valley and Berliner in exchange for (i) 18,181,819 shares of the Company's newly-issued Common Stock, (ii) $10 ,000,000 principal amount of the Company's convertible promissory notes and (iii) $10,000,000 in cash. Under the new provision, New Valley and Berliner will receive an additional number of shares of GBI common stock based on a change in the stockholder equities of GBI Capital and Ladenburg through the end of the month prior to closing. The conversion value of the notes will also be adjusted based on the same criteria. In connection with this transaction, certain of the Company's current principal stockholders also will sell a portion of the Company's common stock owned by them to LTGI for cash. As a result of these transactions, Ladenburg will become a wholly-owned subsidiary of the Company and New Valley will acquire an estimated beneficial ownership of approximately 56.3% of the Company's outstanding common stock. For accounting purposes this acquisition will be treated as a recapitalization of LTGI, with LTGI as the acquirer (reverse acquisition). The transactions are more fully described in a Current Report on Form 8-K as amended and Proxy Statement as supplemented. The convertible promissory notes to be issued by the Company to the sellers mature on December 31, 2005. The Company will finance the cash portion of the purchase price by issuing $10,000,000 principal amount of similar, but not identical, convertible promissory notes to a third party.

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


Results of Operations

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

Revenues

       Commissions and trading income for the three months ended March 31, 2001 decreased 80.0% to $9,974,079 from the three months ended March 31, 2000. This decrease is primarily due to a decrease in volume of business, which reflected deteriorating market conditions.

       Interest and dividend income, net for the three months ended March 31, 2001 decreased 32.8%, to $375,868 from the comparable period in 2000. The decrease is primarily due to lower average cash balances with our clearing broker.

       Underwriting fees for the three months ended March 31, 2001 decreased to $13,514 from $2,166,225 during the comparable period in 2000. The decrease is the result of our not participating in any public offerings during the 2001 period, as opposed to participating in two underwritten public offerings as a co-manager, during the 2001 period.

Expenses

       Employee compensation and benefits for the three months ended March 31, 2001 decreased 80.6%, to $6,769,672 from the comparable period in 2000. The decrease is primarily attributable to the decrease in revenues since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue.

       Brokerage, clearance and exchange fees for the three months ended March 31, 2001 decreased 48.2%, to $1,122,672, from the comparable period in 2000 as a result of lower ticket volume and reduced ticket charges.

       Communications expense for the three months ended March 31, 2001 increased 8.4%, to $1,077,711, from the comparable period in 2000. This increase is a result of the increase in registered representatives.

       Occupancy and equipment costs for the three months ended March 31, 2001 decreased 11.2%, to $1,497,834, from the comparable period in 2000. This decrease is a result of a claim against the landlord for the Bethpage office. The landlord has agreed with our claim of overcharges for utilities and we are expected to be reimbursed an estimated $151,000.

       Professional fees for the three months ended March 31, 2001 increased 32.6%, to $1,122,740, from the comparable period in 2000. This increase is primarily a result of activities pertaining to the Ladenburg Thalman acquisition.

       Business development costs for the three months ended March 31, 2001 increased 5.7%, to $823,744, from the comparable period in 2000. This increase is due to increased recruiting efforts.

       Other expenses for the three months ended March 31, 2001 decreased 77.3% to $765,121, from the corresponding period in 2000. This decrease is primarily a result of a decrease in underwriting activities and the expenses related to them and a decrease in arbitrations and customer claims.

       Income tax benefit for the three months ended March 31, 2001 was $1,326,368 as compared to the income tax provision of $3,232,567 for the three months ended March 31, 2000, which was consistent with the decrease in income before this income tax benefit.

       Net loss of $1,482,519 for the three months ended March 31, 2000, compares to net income of $4,549,213 for the three months ended March 31, 2000. This resulted primarily from the decrease in revenues offset by the decrease in expenses as discussed above.

Six Months Ended March 31, 2001 vs. Six Months Ended March 31, 2000

Revenues

       Commissions and trading income for the six months ended March 31, 2001 decreased 72.9% to $19,916,241 from the six months ended March 31, 2000. This decrease is primarily due to a decrease in volume of business, which reflected deteriorating market conditions.

       Interest and dividend income, net for the six months ended March 31, 2001 increased 12.8%, to $1,045,734 from the comparable period in 1999. The increase is primarily due to rising interest rates in the first quarter of 2001, an increase in the percentage of margin interest our clearing broker shares with us offset by lower average cash balances.

       Underwriting fees for the six months ended March 31, 2001 decreased to $25,510 from $2,509,352 during the comparable period in 2000. The decrease is the result of our not participating in any public offerings during the 2001 period as a co-manager, as opposed to our participation in five underwritten public offerings for the comparable period in 2000.

       Other revenues for the six months ended March 31, 2001 increased 59.7%, to $118,305 from the six months ended March 31, 2000. This increase is primarily due to an insurance claim for business interruption and management fees from the 1500 Focus Fund.

Expenses

       Employee compensation and benefits for the six months ended March 31, 2001 decreased 73.5%, to $13,534,495 from the comparable period in 2000. The decrease is primarily attributable to the decrease in revenues since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue.

       Brokerage, clearance and exchange fees for the six months ended March 31, 2001 decreased 40.2%, to $2,393,578, from the comparable period in 2000 as a result of lower ticket volume.

       Communications expense for the six months ended March 31, 2001 increased 25.6%, to $2,131,748, from the comparable period in 2000. This increase is a result of the increase in the number of registered representatives and the rollout of computers and applicable news services to every registered representative.

       Occupancy and equipment costs for the six months ended March 31, 2001 were comparable to the same period in 2000.

       Professional fees for the six months ended March 31, 2001 increased 52.5%, to $1,784,014, from the comparable period in 2000. This increase is primarily a result of merger activities.

       Business development costs for the six months ended March 31, 2001 increased 56.2%, to $1,510,539, from the comparable period in 2000. This increase is primarily the result of increased recruiting expense.

       Other expenses for the six months ended March 31, 2001 decreased 54.1% to $2,150,683, from the corresponding period in 2000. This decrease is primarily a result of a decrease in underwriting activities and the expenses related to them and a decrease in arbitrations and customer claims.

       Income tax benefit for the six months ended March 31, 2001 was $2,435,253 as compared to the income tax provision of $4,241,859 the six months ended March 31, 2000, which was consistent with the decrease in income before this income tax benefit.

       Net loss of $2,990,064 for the six months ended March 31, 2001, compares to net income of $6,035,832 for the six months ended March 31, 2000. This resulted primarily from the decrease in revenues offset by decreases in expenses as discussed above.


Liquidity and Capital Resources

       Approximately 57.2% of the Company's assets at March 31, 2001 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

       The Company's brokerage subsidiary, GBI Capital Partners Inc., is subject to net capital rules of the NASD and the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. GBI Capital's net capital position as of March 31, 2001, was $1,876,854, which was $876,854, in excess of its net capital requirement.

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

       On April 26, 2001, the Company amended the Stock Purchase Agreement with New Valley Corporation ("New Valley"), Ladenburg Thalmann Group Inc. ("LTGI"), a wholly-owned subsidiary of New Valley, Berliner Effektengesellshaft AG ("Berliner") and Ladenburg Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer whose common stock is owned by New Valley and Berliner. Pursuant to the original Stock Purchase Agreement, the Company will purchase all of the outstanding stock of Ladenburg from New Valley and Berliner in exchange for (i) 18,181,819 shares of the Company's newly-issued Common Stock, (ii) $10 ,000,000 principal amount of the Company's convertible promissory notes and (iii) $10,000,000 in cash. Under the new provision, New Valley and Berliner will receive an additional number of shares of GBI common stock based on a change in the stockholder equities of GBI Capital and Ladenburg through the end of the month prior to closing. The conversion value of the notes will also be adjusted based on the same criteria. In connection with this transaction, certain of the Company's current principal stockholders also will sell a portion of the Company's common stock owned by them to LTGI for cash. As a result of these transactions, Ladenburg will become a wholly-owned subsidiary of the Company and New Valley will acquire an estimated beneficial ownership of approximately 56.3% of the Company's outstanding common stock. The transactions are more fully described in a Current Report on Form 8-K as amended and Proxy Statement as supplemented. The convertible promissory notes to be issued by the Company to the sellers mature on December 31, 2005. The Company will finance the cash portion of the purchase price by issuing $10,000,000 principal amount of similar, but not identical, convertible promissory notes to a third party.

       This transaction is expected to close on May 7, 2001.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


         GBI Capital has been, and continues to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to its activities as a broker-dealer in securities, as an employer and as a result of other business activities. In general, the cases involve various allegations that employees of GBI Capital had mishandled customer accounts. At March 31, 2001, we estimate that the total amount sought from GBI Capital in pending and threatened claims is approximately $6,544,334. It is our opinion, based upon our historical experience and the reserves already established by us, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of our company.

ITEM 2. SALES OF UNREGISTERED SECURITIES

                                                      Consideration
                                                      Received and
                                                      Description of                                If Option, Warrant
                                                      Underwriting or Other                         or Convertible
                                                      Discounts to Market                           Security, Terms of
                                                      Price Afforded to       Exemption from        Exercise or
Date of Sale    Title of Security  Number Sold        Purchasers              Registration Claimed  Conversions
------------    -----------------  -----------        ----------              --------------------  -----------
   1/10/01      Options to                109,116     Options granted under           4(2)          1/3 exercisable
                purchase Common                       1999 Performance                              1/10/02, 1/10/03,
                Stock                                 Equity Plan; no cash                          1/10/04 at an
                                                      consideration                                 exercise price of
                                                      received by Company                           $2.125 per share
                                                      until exercise                                and which all
                                                                                                    expire 1/9/11

    2/7/01      Options to                110,000     Options granted under           4(2)          100% exercisable
                purchase Common                       1999 Performance                              immediately at an
                Stock                                 Equity Plan; no cash                          exercise price of
                                                      consideration                                 $2.52 per share
                                                      received by Company                           and which all
                                                      until exercise                                expire 2/6/11


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K, dated February 21, 2001, reporting under Items 1 and 2.

                  Amendment No. 1 to Current Report on Form 8-K, dated April 30, 2001, reporting under Items 1 and 2.

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



                                          GBI Capital Management Corp.
                                          ----------------------------
                                          (Registrant)




Dated:   May 6, 2001                       By:  /s/ Joseph Berland
                                               ----------------------------
                                               Joseph Berland
                                               Chairman of the Board and
                                               Chief Executive Officer


                                           By:  /s/ Diane Chillemi
                                               ----------------------------
                                                Diane Chillemi
                                                Chief Financial Officer