Form 10-Q
period 2001-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2001-08-14
CIK 1029730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                         Commission File Number 1-15799


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 FLORIDA                                   65-0701248
  ----------------------------------------           ----------------------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


           590 MADISON AVENUE
           NEW YORK, NEW YORK                                 10022
  ----------------------------------------           ----------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (212) 409-2000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                          GBI CAPITAL MANAGEMENT CORP.
                  1055 STEWART AVENUE, BETHPAGE, NEW YORK 11714
                                  SEPTEMBER 30
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] no [ ]

     As of June 30, 2001, there were outstanding 36,988,430 shares of the registrant's Common Stock, $.0001 par value. (See Note 2 to the Condensed Consolidated Financial Statements.)


================================================================================

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                             PAGE
                                                                                             ----
     Item 1. Condensed Consolidated Financial Statements (Unaudited):

             Condensed Consolidated Statements of Financial Condition
                 as of June 30, 2001 and December 31, 2000.....................                2

             Condensed Consolidated Statements of Operations for the
                 three months and six months ended June 30, 2001 and                           3
                 2000..........................................................

             Condensed Consolidated Statement of Changes in
                 Stockholders' Equity for the six months ended
                 June 30, 2001.................................................                4

             Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2001 and 2000...............                5

             Notes to the Condensed Consolidated Financial Statements  ........                6

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................               11

     Item 3. Quantitative and Qualitative Disclosures about Market Risk........               14

PART  II. OTHER INFORMATION

     Item 1. Legal Proceedings.................................................               15

     Item 2. Changes in Securities and Use of Proceeds.........................               15

     Item 4. Submission of Matters to a Vote of Security Holders...............               15

     Item 6. Exhibits and Reports on Form 8-K..................................               17

SIGNATURE....................................................................                 18



                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                                          --------    ------------
                                                                                          June 30,    December 31,
                                                                                            2001          2000
                                                                                          --------    ------------
                                     ASSETS

Cash and cash equivalents ...........................................................     $  4,535      $  3,928
Trading securities owned ............................................................       12,628        18,348
Due from affiliates .................................................................           --           347
Receivables from clearing brokers ...................................................       25,168        10,126
Exchange memberships owned, at historical cost ......................................        1,505         1,505
Furniture and equipment, net ........................................................       11,222         6,544
Restricted assets ...................................................................        3,295         2,598
Income taxes receivable .............................................................        2,927            --
Deferred tax assets .................................................................        6,861         2,050
Goodwill ............................................................................       19,406           176
Other assets ........................................................................        7,308         4,732
                                                                                          --------      --------

         Total assets ...............................................................     $ 94,855      $ 50,354
                                                                                          ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, not yet purchased ..................................................     $  7,876      $  3,570
Accrued compensation ................................................................        7,307         7,142
Accounts payable and accrued liabilities ............................................        7,649         3,484
Deferred rent credit ................................................................        7,106         5,724
Due to parent and affiliates ........................................................          450           134
                                                                                          --------      --------

         Total liabilities ..........................................................       30,388        20,054
                                                                                          --------      --------

Commitments and contingencies .......................................................           --            --

Senior convertible notes payable ....................................................       20,000            --

Stockholders' equity:
     Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued ....           --            --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
       42,025,211 and 18,806,612 shares issued and outstanding ......................            4             2
     Additional paid-in capital .....................................................       56,014        38,983
     Accumulated deficit ............................................................      (11,551)       (8,685)
                                                                                          --------      --------

         Total stockholders' equity .................................................       44,467        30,300
                                                                                          --------      --------

         Total liabilities and stockholders' equity .................................     $ 94,855      $ 50,354
                                                                                          ========      ========



                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                             ------------------------------      ------------------------------
                                                                   Three Months Ended                  Six Months Ended
                                                                         June 30,                           June 30,
                                                             ------------------------------      ------------------------------
                                                                 2001              2000              2001              2000
                                                             ------------      ------------      ------------      ------------
Revenues:
     Principal transactions, net .......................     $      8,140      $      4,383      $     16,988      $     15,719
     Commissions .......................................            7,658             8,499            11,820            21,528
     Investment banking fees ...........................            2,301             4,408             5,875             8,644
     Interest and dividends ............................            1,028             1,330             1,774             2,444
     Syndications and underwritings ....................              224                94               270               288
     Investment advisory fees ..........................              679               776             1,689             1,565
     Other income ......................................            1,138               541             1,662             1,130
                                                             ------------      ------------      ------------      ------------

         Total revenues ................................           21,168            20,031            40,078            51,318
                                                             ------------      ------------      ------------      ------------

Expenses:
     Compensation and benefits .........................           14,370            12,638            26,639            32,398
     Brokerage, communication and clearance fees .......            4,343             2,296             7,394             4,740
     Rent and occupancy ................................            1,595             1,390             2,874             2,709
     Depreciation and amortization .....................              643               271               942               543
     Interest ..........................................              293                46               376                92
     Other .............................................            3,612             3,227             5,905             5,790
                                                             ------------      ------------      ------------      ------------

         Total expenses ................................           24,856            19,868            44,130            46,272
                                                             ------------      ------------      ------------      ------------

(Loss) income from continuing operations
     before income taxes ...............................           (3,688)              163            (4,052)            5,046

Income tax (benefit) provision .........................           (1,094)             (696)           (1,186)              640
                                                             ------------      ------------      ------------      ------------

Net (loss) income ......................................     $     (2,594)     $        859      $     (2,866)     $      4,406
                                                             ============      ============      ============      ============

(Loss) income per Common Share (basic and diluted):
     Net (loss) income per Common Share ................     $      (0.07)     $       0.02      $      (0.08)     $       0.13
                                                             ============      ============      ============      ============

Number of shares used in computation ...................       39,025,348        34,647,170        36,848,354        34,647,170
                                                             ============      ============      ============      ============






                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                            Common       Paid-In    Accumulated
                                            Stock        Capital       Deficit        Total
                                           --------      --------   ------------    --------
Balance, December 31, 2000 ...........     $      2      $ 38,983     $ (8,685)     $ 30,300

   Net loss ..........................           --            --       (2,866)       (2,866)

   Effect of LTS acquisition .........            2        17,031           --        17,033
                                           --------      --------     --------      --------

Balance, June 30, 2001 ...............     $      4      $ 56,014     $(11,551)     $ 44,467
                                           ========      ========     ========      ========





                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                             ----------------------
                                                                               Six Months Ended
                                                                                    June 30,
                                                                             ----------------------
                                                                                 2001          2000
                                                                             --------      --------
Cash flows from operating activities:
     Net (loss) income .................................................     $ (2,866)     $  4,406
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization .....................................          820           457
     Amortization of deferred rent credit ..............................          367           401
     Deferred taxes ....................................................         (584)         (655)

(Increase) decrease in operating assets:
     Trading securities owned ..........................................        8,616         2,045
     Receivables from clearing brokers .................................       (7,842)       (2,692)
     Due from affiliates ...............................................         (347)          842
     Other assets ......................................................          697           617

Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased ................................          906        (6,649)
     Accrued compensation ..............................................       (1,149)       (1,181)
     Income taxes payable ..............................................         (735)          705
     Accounts payable and other liabilities ............................         (881)           (3)
     Due to parent and affiliate .......................................           25            91
                                                                             --------      --------

         NET CASH USED IN OPERATING ACTIVITIES .........................       (2,973)       (1,616)
                                                                             --------      --------

Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold improvements .......       (1,571)         (309)
     Cash acquired in LTS acquisition ..................................        5,151            --
                                                                             --------      --------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...........        3,580          (309)
                                                                             --------      --------

Cash flows from financing activities:
     Payments to Ladenburg stockholders ................................      (10,000)           --
     Convertible note proceeds .........................................       10,000            --
                                                                             --------      --------

         NET CASH PROVIDED FROM FINANCING ACTIVITIES ...................           --            --
                                                                             --------      --------

Net increase (decrease) in cash and cash equivalents ...................          607        (1,925)

Cash equivalents, beginning of period ..................................        3,928         4,911
                                                                             --------      --------

         CASH AND CASH EQUIVALENTS, END OF PERIOD ......................     $  4,535      $  2,986
                                                                             ========      ========
Supplemental disclosure of non-cash activity:

Detail of acquisition:
  Fair value of assets acquired.........................................       26,619            --
  Goodwill..............................................................       19,385            --
  Liabilities assumed...................................................      (11,263)           --
  Fair value of stock acquired..........................................      (34,741)           --
                                                                             --------      --------
  Cash paid for acquisition.............................................     $     --      $     --
                                                                             ========      ========


                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


1.    PRINCIPLES OF REPORTING


      The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company"), formerly known as GBI Capital Management Corp., and its wholly-owned subsidiaries. The subsidiaries of LTS include Ladenburg Thalmann & Co. Inc. ("Ladenburg"), GBI Capital Partners Inc. ("GBI Capital") and GBI Fund Management Corp. ("GBI Fund Management").

      Prior to May 7, 2001, GBI Capital and GBI Fund Management were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. (See Note 2). The historical financial statements prior to May 7, 2001 are those of Ladenburg and LTS has changed its fiscal year-end from September 30 to December 31. Pro forma information giving effect to the acquisition as if the acquisition took place on January 1, 2000 is included in Note 2 to these condensed consolidated financial statements.

      The condensed consolidated financial statements as of June 30, 2001 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of operations, and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

      These condensed financial statements should be read in conjunction with the consolidated financial statements of Ladenburg for the year ended December 31, 2000 as filed with the Securities and Exchange Commission as Exhibit J(2) to the Company's Proxy Statement dated March 28, 2001, as supplemented (Commission File Number 1-15799).

ORGANIZATION

      Ladenburg is a full service-broker dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by the Securities and Exchange Commission ("SEC"), the New York Stock Exchange ("NYSE") and National Association of Securities Dealers, Inc. ("NASD").

      GBI Capital is a broker-dealer subject to regulation by the SEC and the NASD. GBI Capital acts as an introducing broker, market maker, underwriter and trader for its own account.

      Ladenburg and GBI Capital do not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg and GBI Capital introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for Ladenburg's and GBI Capital's proprietary securities transactions. These activities may expose Ladenburg and GBI Capital to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg and GBI Capital have agreed to indemnify their respective clearing brokers for any resulting losses.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



      At June 30, 2001, all of the securities owned and securities sold, not yet purchased, and the amount receivable from the clearing brokers reflected on the condensed consolidated statements of financial condition are security positions with and amounts due from these clearing brokers.

      The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

      Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Unrealized gains and losses on securities transactions are included in commissions and trading income in the condensed consolidated statements of operations.

      USE OF ESTIMATES

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to prior interim period financial information to conform to the current interim period presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the adoption of SFAS No. 142, effective January 1, 2002, amortization of goodwill will be subjected to periodic assessments of impairment. Amortization expense related to goodwill was $151 and $156 for the three and six months ended June 30, 2001.

2.    LADENBURG TRANSACTION

      On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg for 23,218,599 shares, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of common stock. Upon closing, New Valley Corporation ("New Valley"), the previous 80.1% owner of Ladenburg, acquired an additional 3,945,000 shares of LTS from the former chairman of LTS for $1.00 per share. Following completion of the transaction, the former stockholders of Ladenburg owned 64.6% and 59.9% of the common stock of LTS on a basic and fully-diluted basis, respectively.

      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership
      ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


      of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of common stock. These notes, together with the notes issued to the Ladenburg stockholders, are secured by a pledge of the Ladenburg stock.

      The information above is based on preliminary estimates of the number of shares of LTS common stock and the conversion price of the LTS notes to be issued to the former stockholders of Ladenburg and the conversion price of the LTS note issued to Frost-Nevada. The actual number of shares and the conversion prices may be further adjusted following completion of a post-closing determination of the respective changes in the adjusted net worths of Ladenburg and LTS through April 30, 2001.

      The primary reason for the acquisition was both LTS and Ladenburg concluded that each company needed to enlarge the size of its business and the scope of services provided to maintain viability as a participant in today's financial markets.

      The transaction has been accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg has been treated as the acquirer of LTS as Ladenburg's stockholders held a majority of the LTS common stock following the closing of the transaction. As a result of the reverse acquisition treatment, the historical financial statements prior to May 7, 2001 are those of Ladenburg and the financial results of LTS are included beginning May 7, 2001. LTS has changed its fiscal year-end from September 30 to December 31 to conform to the fiscal year-end of Ladenburg. In connection with the acquisition, all per share data have been restated to reflect retroactively the number of shares of common stock, convertible notes and cash to be received by the former stockholders of Ladenburg.

      Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. Goodwill of $19,385 has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is amortized on the straight line basis over 20 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimates of fair value. The actual allocation may be different from preliminary allocation due to refinements in the estimate of the fair values of assets acquired and accrued liabilities assumed; however, such differences are not expected to be material.

      The preliminary allocation of the purchase price has been summarized in the following tables:

             CALCULATION OF PURCHASE PRICE:

              Common stock ...............................     $ 32,912
              Stock options ..............................        1,422
              Transaction costs ..........................          407
                                                               --------

                  Total purchase price ...................     $ 34,741
                                                               ========


            PRELIMINARY ALLOCATION OF PURCHASE PRICE:

              Assets:
                LTS's assets .............................     $ 26,619
                Goodwill..................................       19,385

              Liabilities:
                LTS's liabilities ........................      (11,263)
                                                               --------

                  Total purchase price ...................     $ 34,741
                                                               ========

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


      The following adjustments, which increased stockholders' equity by $17,033, were made to stockholders' equity to record the acquisition of LTS.

            o an increase in paid in capital of $32,912 relating to the deemed issuance of 18,806,612 shares of LTS common stock at $1.75 per share to existing LTS stockholders;

            o an increase in stockholders' equity of $1,421 to recognize the value of 1,875,979 stock options outstanding at May 7, 2001 to LTS employee, based on a weighted average fair value of $0.76 per option. The fair value of the options was determined using the Black-Scholes option pricing model and was based on the following weighted-average assumptions; expected volatility of 85.93%; expected lives of three years; a risk-free interest rate of 4.42%; and no expected dividend yield or forfeiture;

            o an increase of $2,700 in stockholders' equity principally relating to net operating losses acquired from New Valley in connection with Ladenburg's deconsolidation from New Valley's consolidated federal income tax group;

            o a decrease of $20,000 in stockholders' equity relating to the issuance of $10,000 of convertible notes and the payment of $10,000 of cash to the former stockholders of Ladenburg as part of the consideration in the Stock Purchase Transactions; and,

            o the preliminary allocation of the excess of the purchase price, including transaction costs, over the book value of the net assets acquired to goodwill in the amount of $19,385.


      Pro forma information giving effect to the acquisition as if the acquisition took place on January 1, 2000 is presented below:

                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                 ---------------------------   -------------------------
                                                     2001            2000          2001           2000
                                                 -----------      ----------   ----------      ---------
            Revenues .........................     $  29,701      $  39,281     $  58,980      $ 123,102
                                                   =========      ---------     =========      ---------

            (Loss) income from continuing
               operations ....................     $  (5,086)     $     977     $  (7,316)     $   9,298
                                                   =========      =========     =========      =========

            (Loss) income from
               continuing operations
               per share .....................     $   (0.12)     $    0.02     $   (0.17)     $    0.22
                                                   =========      =========     =========      =========


3.    INCOME TAXES

      Prior to May 7, 2001, Ladenburg participated in the consolidated federal income tax return of New Valley, its indirect parent, and determined its income tax provision on a separate company basis. As a result of the LTS acquisition, New Valley's ownership of Ladenburg was decreased from 80.1% to 53.6% and Ladenburg is no longer permitted to participate in the filing of New Valley's consolidated federal income tax return. For the three and six months ended June 30, 2001, the benefit for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state and local taxes and permanent differences. For the three and six months ended June 30, 2000, the benefit for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the utilization of valuation allowances established in prior years. Valuation allowances have been established against certain deferred assets, principally state and local tax net operating losses, that the Company believes may not be realized in future taxable periods.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


4.    NET CAPITAL REQUIREMENTS

      As registered broker-dealers, Ladenburg and GBI Capital are subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. At June 30, 2001, both Ladenburg and GBI Capital were in compliance with their respective minimum net capital requirements.

5.    EQUITY

      In connection with the LTS acquisition, Ladenburg entered into a new employment agreement with Victor M. Rivas which provided for Mr. Rivas to become President and Chief Executive Officer of LTS upon closing of the transaction. As part of Mr. Rivas' compensation under the employment agreement, LTS granted him on May 7, 2001 a ten-year non-qualified option to purchase 1,000,000 shares of LTS common stock at $3.05, the closing market price as reflected by the American Stock Exchange on the date of grant. The options have a ten-year term and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant.

      On May 7, 2001, the Company granted to each of the new five non-employee directors of the Company ten-year options to purchase 20,000 shares of common stock at $3.05 per share. Each option will become exercisable on the first anniversary of the date of grant.

6.    COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Dollars in thousands, except per share amounts)


INTRODUCTION


     The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS"), formerly known as GBI Capital Management Corp., and its wholly owned subsidiaries. The subsidiaries of LTS include Ladenburg Thalmann & Co. Inc. ("Ladenburg"), GBI Capital Partners Inc. ("GBI Capital") and GBI Fund Management Corp. ("GBI Fund Management").

     Prior to May 7, 2001, GBI Capital and GBI Fund Management were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. The acquisition of Ladenburg has been accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg has been treated as the acquirer of LTS as Ladenburg's stockholders held a majority of the LTS common stock following the transaction. As a result of the reverse acquisition treatment, the historical financial statements prior to May 7, 2001 are those of Ladenburg and the financial results of LTS are included beginning May 7, 2001. In connection with the acquisition, all per share data have been restated to reflect retroactively the number of shares of common stock, convertible notes and cash to be received by the former stockholders of Ladenburg. LTS has changed its fiscal year-end from September 30 to December 31 to conform to the fiscal year-end of Ladenburg.

RECENT DEVELOPMENTS

     LADENBURG TRANSACTION. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg for 23,218,599 shares, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of common stock. Upon closing, New Valley Corporation ("New Valley"), the previous 80.1% owner of Ladenburg, acquired an additional 3,945,000 shares of LTS from the former chairman of LTS for $1.00 per share. Following completion of the transaction, the former stockholders of Ladenburg owned 64.6% and 59.9% of the common stock of LTS on a basic and fully-diluted basis, respectively.

     To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of common stock. These notes, together with the notes issued to the Ladenburg stockholders, are secured by a pledge of the Ladenburg stock.

     The information above is based on preliminary estimates of the number of shares of LTS common stock and the conversion price of the LTS notes to be issued to the former stockholders of Ladenburg and the conversion price of the LTS note issued to Frost-Nevada. The actual number of shares and the conversion prices may be further adjusted following completion of a post-closing determination of the respective changes in the adjusted net worths of Ladenburg and LTS through April 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

     LTS's revenues for the three months ended June 30, 2001 increased $1,137 from 2000 primarily as a result of increased principal transactions of $3,757, offset by decreases in investment banking fees of $2,107 and decreases in commissions of $841.

     LTS's expenses for the three months ended June 30, 2001 increased $4,988 primarily as a result of increased employee compensation of $1,732 and increased brokerage, communication and clearance fees of $2,047.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
         (Dollars in thousands, except per share amounts)


     LTS's revenues for the three months ended June 30, 2001 consisted of commissions of $7,658, principal transactions of $8,140, investment banking fees of $2,301, syndicate and underwriting income of $224, interest and dividends of $1,028, investment advisory fees of $679 and other income of $1,138. LTS's revenues in the 2000 period consisted of commissions of $8,499, principal transactions of $4,383, investment banking fees of $4,408, syndicate and underwriting income of $94, interest and dividends of $1,330, investment advisory fees of $776 and other income of $541. Expenses of LTS for the three months ended June 30, 2001 consisted of employee compensation and benefits of $14,370 and other expenses of $10,486. Expenses of LTS in the 2000 period consisted of employee compensation and benefits of $12,638 and other expenses of $7,230.

     The $3,757 (85.7%) increase in principal transactions was primarily the result of the LTS acquisition, which added an additional $2,357 of principal transactions from the acquired operations of the LTS, and the expansion of Ladenburg's trading and brokerage activities.

     The $2,107 (47.8%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity.

     The $841 (9.9%) decrease in commissions was the result of a less active market for equity securities for the three months ended June 30, 2001 offset by the impact of the LTS acquisition, which provided additional commission income of $4,724.

     The increase in compensation expense of $1,732 was primarily the result of an increase in compensation expense associated with the acquired operations of LTS, offset by a decrease in performance-based compensation.

     Income tax benefit for the three months ended June 30, 2001 was $1,094 compared to an income tax benefit of $696 in 2000. The income tax rate for the 2001 period does not bear a customary relationship to effective tax rates as a result of state and local income tax expense. The income tax rate in the 2000 period did not bear a customary relationship to effective tax rates as a result of management's evaluation and changes in the Ladenburg's valuation allowance for deferred taxes and utilization of Ladenburg's net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

     LTS's revenues for the six months ended June 30, 2001 decreased $11,240 from 2000 primarily as a result of decreased commissions of $9,708 and decreased investment banking fees of $2,769.

     LTS's expenses for the six months ended June 30, 2001 decreased $2,142 primarily as a result of decreased employee compensation of $5,759 offset by an increase in brokerage, communication and clearance fees of $2,654.

     LTS's revenues for the six months ended June 30, 2001 consisted of commissions of $11,820, principal transactions of $16,988, investment banking fees of $5,875, syndicate and underwriting income of $270, interest and dividends of $1,774, investment advisory fees of $1,689 and other income of $1,662. LTS's revenues in the 2000 period consisted of commissions of $21,528, principal transactions of $15,719, investment banking fees of $8,644, syndicate and underwriting income of $288, interest and dividends of $2,444, investment advisory fees of $1,565 and other income of $1,130. Expenses of LTS for the six months ended June 30, 2001 consisted of employee compensation and benefits of $26,639 and other expenses of $17,491. Expenses of LTS in the 2000 period consisted of employee compensation and benefits of $32,398 and other expenses of $13,874.

     The $1,269 (8.1%) increase in principal transactions was primarily the result of the LTS acquisition, which added an additional $2,357 of principal transactions from the acquired operations of LTS, and the expansion of Ladenburg's trading and brokerage activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
         (Dollars in thousands, except per share amounts)


     The $2,769 (32.0%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity.

     The $9,708 (45.1%) decrease in commissions was the result of a less active market for equity securities for the six months ended June 30, 2001, offset by the impact of the LTS acquisition, which provided additional commission income of $4,724.

     The decrease in compensation expense of $5,759 was primarily the result of a decrease in performance-based compensation as a result of the decrease in revenues, offset by the inclusion of the compensation expense associated with the acquired operations of LTS.

     Income tax benefit for the six months ended June 30, 2001 was $1,186 compared to an income tax expense of $640 in 2000. The income tax rate for the 2001 period does not bear a customary relationship to effective tax rates as a result of state income tax expense. The income tax rate in the 2000 period did not bear a customary relationship to effective tax rates as a result of management's evaluation and changes in the Ladenburg's valuation allowance for deferred taxes and utilization of Ladenberg's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Approximately 44% of LTS's assets at June 30, 2001 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from LTS's clearing broker, turn over rapidly. As a securities dealer, LTS may carry significant levels of securities inventories to meet customer needs. LTS's inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of LTS's total assets, excluding goodwill, are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

     LTS's brokerage subsidiaries, Ladenburg and GBI Capital, are subject to the net capital rules of the SEC. Therefore, they are subject to certain restrictions on the use of capital and its related liquidity. At June 30, 2001, both Ladenburg and GBI Capital were in compliance with their respective minimum net capital requirements.

     Cash used by operating activities for the six months ended June 30, 2001 was $2,973 as compared to $1,616 for the 2000 period. The difference is primarily due to the net loss of $2,866 in 2001 versus net income of $4,406 in 2000, the increase in receivables from clearing brokers of $7,842 in 2001 versus $2,692 in 2000 and the decrease of $2,740 in payables and other liabilities in 2001 versus $388 in 2000, offset by a net decrease in LTS's net trading securities of $14,126.

     Cash flows provided from investing activities for the six months ended June 30, 2001 were $3,580 compared to cash flows used by investing activities of $309 for the 2000 period. The difference is primarily attributable to cash of $5,151 acquired in the LTS acquisition, offset by an increase in purchases of furniture, equipment.

     The capital expenditures of $1,571 and $309 for the six months ended June 30, 2001 and 2000, respectively, related principally to the enhancements and improvements to computer equipment and furniture and fixtures.

     LTS's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. Based upon these reviews, management believes that the Company's capital structure is adequate for current operations and reasonably foreseeable future needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
         (Dollars in thousands, except per share amounts)


     LTS's brokerage subsidiaries, as guarantors of their customer accounts to their clearing brokers, are exposed to off-balance-sheet risks in the event that their customers do not fulfill their obligations with the respective clearing broker. In addition, to the extent LTS's subsidiaries maintain a short position in certain securities, they are exposed to a future off-balance-sheet market risk, since their ultimate obligation may exceed the amount recognized in the financial statements.

     In conjunction with the Ladenburg transaction, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada bears interest at 8.5% per annum. The notes are convertible into a total of 11,296,746 shares of common stock and are secured by a pledge of the stock of Ladenburg. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

     Ladenburg has a $2,500 junior subordinated revolving credit agreement that extends through October 31, 2001 with its clearing broker under which outstanding borrowings incur interest at LIBOR plus 2 points. As of June 30, 2001, no borrowings were outstanding.

MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of LTS's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.

      Current and proposed underwriting, corporate finance, merchant banking and other commitments are subject to due diligence reviews by LTS's senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. LTS monitors its exposure to counter party risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

     LTS maintained inventories of trading securities at June 30, 2001 with fair market values of $12,628 in long positions and $7,876 in short positions. LTS performed an entity-wide analysis of its financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with LTS's financial instruments at June 30, 2001 will not have a material adverse effect on the its consolidated financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

                           PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

         See Note 6 to the condensed consolidated financial statements of the Company included in Part I, Item 1 of this Report.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended June 30, 2001, except on May 7, 2001; (i) the Company granted to each of the five non-employee directors of the Company options to purchase 20,000 shares of common stock at an exercise price of $3.05 per share; (ii) the Company granted an option for 100,000 shares of common stock to the former Administrator of the Company at an exercise price of $3.05; (iii) the Company granted an option of 1,000,000 shares of common stock to the President and Chief Executive Officer of the Company at an exercise price of $3.05; and (iv) shares of common stock and senior convertible notes were issued to the former stockholders of Ladenburg and senior convertible notes were issued to Frost-Nevada as described in Note 2 to the condensed consolidated financial statements of the Company included in Part I, Item 1 of this Report. The foregoing transactions were effected in reliance of the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 or did not involve a "sale" under the Securities Act of 1933.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the second quarter of 2001, the Company submitted certain matters to a vote of security holders at its Annual Meeting of Stockholders held on May 7, 2001. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         At the Annual Meeting, every holder of record of common stock of the Company at the close of business on March 23, 2001 was entitled to one vote for each share held. As of the record date, the Company had outstanding 18,806,612 shares of common stock.

         The holders of a majority of the outstanding shares entitled to vote at the Annual Meeting were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting, as indicated in the following table:

                                   Present in Person or Represented by Proxy
                                   -----------------------------------------
                    Shares                No. of              Percent
                  Outstanding             Shares              of Votes
                  -----------             ------              --------

                  18,806,612            15,829,753              84.2%

1. To approve the issuance of the shares of common stock and senior convertible promissory notes in connection with the purchase of the common stock of Ladenburg.

                       FOR                   AGAINST                ABSTAIN            BROKER NON-VOTES
                ------------------      -----------------     -----------------       ------------------
                No. of       % of       No. of       % of     No. of       % of       No. of       % of
                 Votes       Votes      Votes       Votes      Votes      Votes        Votes       Votes
                ------       -----      -----       -----     ------      -----       ------       -----
              14,830,557     78.9%      7,700        0.0%      1,400       0.0%      3,966,955     21.1%


2. Nine nominees were elected as directors of the Company by a plurality of the votes cast to serve until the next annual stockholders' meeting.

                                              VOTED FOR DIRECTORS                      VOTE WITHHELD
                                        ---------------------------------    ----------------------------------
                                        No. of Votes     Percent of Votes    No. of Votes      Percent of Votes
                                        ------------     ----------------    ------------      ----------------
       Richard Rosenstock                15,690,751           99.1%            139,002              0.01%

       Mark Zeitchick                    15,690,751           99.1%            139,002              0.01%

       Vincent Mangone                   15,690,751           99.1%            139,002              0.01%

       Bennett S. LeBow                  15,690,751           99.1%            139,002              0.01%

       Howard M. Lorber                  15,690,751           99.1%            139,002              0.01%

       Victor M. Rivas                   15,690,751           99.1%            139,002              0.01%

       Phillip Frost, M.D.               15,690,751           99.1%            139,002              0.01%

       Henry C. Beinstein                15,690,751           99.1%            139,002              0.01%

       Robert J. Eide                    15,690,751           99.1%            139,002              0.01%


3. To authorize an amendment to the Company's articles of incorporation, conditional upon the consummation of the acquisition of the common stock of Ladenburg, to change the Company's name from "GBI Capital Management Corp." to "Ladenburg Thalmann Financial Services Inc."

                       FOR                   AGAINST              ABSTAIN              BROKER NON-VOTES
                ------------------      -----------------    ------------------       ------------------
                No. of       % of       No. of      % of     No. of        % of       No. of       % of
                 Votes       Votes      Votes       Votes     Votes       Votes        Votes       Votes
                ------       -----      -----       -----    ------       -----       ------       -----
              14,830,557     78.9%      7,700        0.0%      1,400        0.0%     3,966,955     21.1%



4. To authorize an amendment to the Company's 1999 Performance Equity Plan to increase the number of shares of common stock available for issuance under the plan from 3,000,000 to 5,500,000 shares and to allow the Compensation Committee to grant an option under the plan to Victor M. Rivas to purchase 1,000,000 shares of common stock.

                       FOR                   AGAINST              ABSTAIN            BROKER NON-VOTES
                ------------------      -----------------    ------------------       ------------------
                No. of       % of       No. of      % of     No. of        % of       No. of       % of
                 VOTES       VOTES      VOTES       VOTES      VOTES      VOTES        VOTES       VOTES
                ------       -----      -----       -----    ------       -----       ------       -----
              14,830,959     78.9%       5,550        0.0%      3,200      0.0%     3,966,953      21.1%


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         10.1 Stock Option Agreement, dated as of May 7, 2001, between Ladenburg Thalmann Financial Services Inc. and Victor M. Rivas.

         10.2 Stock Option Agreement, dated as of May 7, 2001, between Ladenburg Thalmann Financial Services Inc. and David Thalheim.

         10.3 Form of Stock Option Agreement, dated as of May 7, 2001, between Ladenburg Thalmann Financial Services Inc. and certain directors.

         10.3.1 Schedule of Stock Option Agreements in the form of Exhibit 10.3, including material detail in which such documents differ from Exhibit 10.3.

(b)      REPORTS ON FORM 8-K

             DATE                ITEMS              FINANCIAL STATEMENTS
             ----                -----              --------------------

         May 1, 2001            1, 2, 7                      None

         May 14, 2001        1, 2, 4, 7, 8        Ladenburg Thalmann & Co. Inc.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LADENBURG THALMANN FINANCIAL SERVICES INC.
                                      (Registrant)



Date:    August 13, 2001         By:  /s/  J. BRYANT KIRKLAND III
                                      -----------------------------------
                                      J. Bryant Kirkland III
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Chief Accounting Officer)