Form 10-Q
period 2001-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2001-11-14
CIK 1029730

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 1-15799

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                               65-0701248
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


        590 Madison Avenue
        New York, New York                                        10022
Address of principal executive offices)                         (Zip Code)


                                 (212) 409-2000
              (Registrant's telephone number, including area code)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     AS OF NOVEMBER 13, 2001, THERE WERE OUTSTANDING 42,025,211 SHARES OF THE REGISTRANT'S COMMON STOCK, $.0001 PAR VALUE.

================================================================================

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                                    PAGE
                                                                                                    ----
     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Statements of Financial Condition
                        as of September 30, 2001 and December 31, 2000................                2

                    Condensed Consolidated Statements of Operations
                        for the three months and nine months ended                                    3
                        September 30, 2001 and 2000...................................

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the nine months ended
                        September 30, 2001............................................                4

                    Condensed Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 2001 and 2000.............                5

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................                6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................               12

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........               17

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................               18

     Item 2.        Changes in Securities and Use of Proceeds.........................               18

     Item 6.        Exhibits and Reports on Form 8-K..................................               18

SIGNATURE.............................................................................               20

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  ---------------- -----------------
                                                                                   September 30,     December 31,
                                                                                  ---------------- -----------------
                                                                                       2001              2000
                                                                                  ---------------- -----------------
                                     ASSETS

Cash and cash equivalents..................................................          $    4,674       $    3,928
Trading securities owned...................................................               8,724           18,348
Due from affiliates........................................................                 245              347
Receivables from clearing brokers..........................................              17,717           10,126
Exchange memberships owned, at historical cost.............................               1,505            1,505
Furniture and equipment, net...............................................              11,493            6,544
Restricted assets..........................................................               3,227            2,598
Income taxes receivable....................................................               4,534               --
Deferred tax assets........................................................               7,273            2,050
Goodwill...................................................................              19,159              176
Other assets...............................................................               6,421            4,732
                                                                                      ---------        ---------

         Total assets......................................................           $  84,972        $  50,354
                                                                                      =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, not yet purchased.........................................              $2,283       $    3,570
Accrued compensation.......................................................               5,355            7,142
Accounts payable and accrued liabilities...................................               6,466            3,484
Deferred rent credit.......................................................               7,148            5,724
Due to parent, net.........................................................                 438              134
Notes payable..............................................................               2,000               --
Senior convertible notes payable...........................................              20,000               --
Subordinated note payable..................................................               2,500               --
                                                                                      ---------        ---------


         Total liabilities.................................................              46,190           20,054
                                                                                      ---------        ---------

Commitments and contingencies..............................................                  --               --

Stockholders' equity:
     Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued             --               --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
       42,025,211 and 18,806,612 shares issued and outstanding.............                   4                2
     Additional paid-in capital............................................              56,014           38,983
     Accumulated deficit...................................................             (17,236)          (8,685)
                                                                                      ---------        ---------

         Total stockholders' equity........................................              38,782           30,300
                                                                                      ---------        ---------

         Total liabilities and stockholders' equity.......................            $  84,972        $  50,354
                                                                                      =========        =========

                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                ---------------------------------------------------------
                                                                     Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
                                                                ---------------  ----------   ------------   ------------
                                                                     2001          2000          2001          2000
                                                                ---------------------------------------------------------
Revenues:
     Commissions................................................    $    9,826    $    6,533     $   21,646    $   28,061
     Principal transactions, net................................         3,261         5,051         20,249        20,770
     Investment banking fees....................................         1,972         4,130          7,847        12,774
     Interest and dividends.....................................         1,049         1,428          2,823         3,872
     Syndications and underwritings.............................           125            72            395           360
     Investment advisory fees...................................         1,324           781          3,013         2,346
     Other income...............................................           522           561          2,184         1,691
                                                                    ----------    ----------     ----------    ----------

         Total revenues.........................................        18,079        18,556         58,157        69,874
                                                                    ----------    ----------     ----------    ----------

Expenses:
     Compensation and benefits..................................        13,841        12,024         40,480        44,422
     Brokerage, communication and clearance fees................         4,181         1,209         11,575         5,949
     Rent and occupancy.........................................         1,975         1,439          4,849         4,148
     Depreciation and amortization..............................           846           271          1,788           814
     Interest...................................................           587            83            963           175
     Other......................................................         5,062         3,450         10,967        9,240
                                                                    ----------    ----------     ----------    ----------

         Total expenses.........................................        26,492        18,476         70,622        64,748
                                                                    ----------    ----------     ----------    ----------

(Loss) income from continuing operations
     before income taxes........................................        (8,413)           80        (12,465)        5,126

Income tax (benefit) provision..................................        (2,728)           53         (3,914)          693
                                                                    ----------     ---------     ----------    ----------

Net (loss) income...............................................    $   (5,685)    $      27     $   (8,551)   $    4,433
                                                                    ==========     =========     ==========    ==========

(Loss) income per Common Share (basic and diluted):

     Net (loss) income per Common Share.........................    $    (0.14)    $    0.00     $    (0.22)   $     0.13
                                                                    ==========     =========     ==========    ==========


Number of shares used in computation............................    42,025,211    34,647,170     38,592,936    34,647,170
                                                                    ==========    ==========     ==========    ==========

                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  Common          Paid-In        Accumulated
                                                  Stock           Capital          Deficit           Total
                                                 -------          -------        -----------         -----

Balance, December 31, 2000.............          $    2           $38,983          $ (8,685)        $30,300

   Net loss............................              --                --            (8,551)         (8,551)

   Effect of LTS acquisition..........                2            17,031                --          17,033
                                                  -----            ------          --------          ------

Balance, September 30, 2001............          $    4           $56,014          $(17,236)        $38,782
                                                 ======           =======          ========         =======


                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                 -------------------------------------
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                 -------------------------------------
                                                                                        2001              2000
                                                                                 -------------------------------------
Cash flows from operating activities:
     Net (loss) income.....................................................          $   (8,551)      $    4,433
     Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
     Depreciation and amortization.........................................               1,658              719
     Amortization of deferred rent credit..................................                 409              447
     Deferred taxes........................................................                (996)            (747)

(Increase) decrease in operating assets:
     Trading securities owned..............................................              12,520            2,993
     Receivables from clearing brokers.....................................                (391)          (9,282)
     Due from affiliates...................................................                (592)             863
     Other assets..........................................................                  45              208

Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased....................................              (4,687)          (2,712)
     Accrued compensation..................................................              (3,101)            (360)
     Accounts payable and accrued liabilities..............................              (2,799)             275
     Due to parent.........................................................                  13               76
                                                                                     ----------       ----------
         NET CASH USED IN OPERATING ACTIVITIES.............................              (6,472)          (3,087)
                                                                                     ----------       ----------

Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold improvements...........              (2,433)            (412)
     Cash acquired in LTS acquisition......................................               5,151               --
                                                                                     ----------       ----------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............               2,718             (412)
                                                                                     ----------       ----------

Cash flows from financing activities:
     Payments to Ladenburg stockholders....................................             (10,000)              --
     Issuance of subordinated notes payable................................               2,500               --
     Issuance of promissory notes payable..................................               2,000               --
     Convertible note proceeds.............................................              10,000               --
                                                                                     ----------       ----------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES.......................               4,500               --
                                                                                     ----------       ----------

Net increase (decrease) in cash and cash equivalents.......................                 746           (3,499)
Cash and cash equivalents, beginning of period.............................               3,928            4,911
                                                                                     ----------       ----------
         CASH AND CASH EQUIVALENTS, END OF PERIOD..........................          $    4,674       $    1,412
                                                                                     ==========       ==========

Supplemental disclosure of non-cash activity:
Detail of acquisition:
   Fair value of assets acquired...........................................          $   26,619       $       --
   Goodwill................................................................              19,385               --
   Liabilities assumed.....................................................             (11,263)              --
   Fair value of stock acquired............................................             (34,741)              --
                                                                                     ----------       ----------
         CASH PAID FOR ACQUISITION.........................................          $       --       $       --
                                                                                     ==========       ==========

                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.    PRINCIPLES OF REPORTING

      The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company"), formerly known as GBI Capital Management Corp., and its wholly-owned subsidiaries. The subsidiaries of LTS include Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. ("Ladenburg Capital"), and Ladenburg Capital Fund Management Inc., formerly known as GBI Fund Management Corp. ("Ladenburg Fund Management").

      Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. (See
      Note 2). The historical financial statements prior to May 7, 2001 are those of Ladenburg, and LTS has changed its fiscal year-end from September 30 to December 31. Pro forma information giving effect to the acquisition as if it took place on January 1, 2000 is included in Note 2 to these condensed consolidated financial statements.

      The condensed consolidated financial statements as of September 30, 2001 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of operations, and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

      Ladenburg Capital is a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acts as an introducing broker, market maker, underwriter and trader for its own account.

      Ladenburg and Ladenburg Capital do not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg and Ladenburg Capital introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for Ladenburg's and Ladenburg Capital's proprietary securities transactions. These activities may expose Ladenburg and Ladenburg Capital to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg and Ladenburg Capital have agreed to indemnify their respective clearing brokers for any resulting losses.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      At September 30, 2001, all of the securities owned and securities sold, not yet purchased, and the amount receivable from the clearing brokers reflected on the condensed consolidated statements of financial condition are security positions with and amounts due from these clearing brokers.

      The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

      Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Gains and losses (both recognized and unrealized) on securities transactions are included in trading income in the condensed consolidated statements of operations.

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the adoption of SFAS No. 142, effective January 1, 2002, amortization of goodwill will be subjected to periodic assessments of impairment. Amortization expense related to goodwill was $247 and $403 for the three and nine months ended September 30, 2001.

      In October 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. FAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of this statement.

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

      The actual number of shares of common stock may be further increased and the conversion prices of the senior convertible notes payable may be further decreased on or about May 7, 2003, pending a final resolution of LTS's pre-closing litigation adjustments.

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
                                   (UNAUDITED)


      The preliminary allocation of the purchase price has been summarized in the following tables:

             CALCULATION OF PURCHASE PRICE:

               Common stock.........................          $32,912
               Stock options........................            1,422
               Transaction costs....................              407
                                                              -------

                   Total purchase price.............          $34,741
                                                              =======


             PRELIMINARY ALLOCATION OF PURCHASE PRICE:

               Assets:
                 LTS's assets.......................          $26,619
                 Goodwill...........................           19,385

               Liabilities:
                 LTS's liabilities..................          (11,263)
                                                              -------

                   Total purchase price.............          $34,741
                                                              =======

      The following adjustments, which increased stockholders' equity by $17,033, were made to stockholders' equity to record the acquisition of
      LTS:

           o an increase in paid-in capital of $32,912 relating to the deemed issuance of 18,806,612 shares of LTS common stock at $1.75 per share to existing LTS stockholders;

           o an increase in stockholders' equity of $1,421 to recognize the value of 1,875,979 stock options outstanding at May 7, 2001 to LTS employees, based on a weighted average fair value of $0.76 per option. The fair value of the options was determined using the Black-Scholes option pricing model and was based on the following weighted-average assumptions: expected volatility of 85.93%; expected life of three years; a risk-free interest rate of 4.42%; and no expected dividend yield or forfeiture;

           o an increase of $2,700 in stockholders' equity principally relating to net operating losses acquired from New Valley in connection with Ladenburg's deconsolidation from New Valley's consolidated federal income tax group; and

           o a decrease of $20,000 in stockholders' equity relating to the issuance of $10,000 of convertible notes and the payment of $10,000 of cash to the former stockholders of Ladenburg.

      Pro forma information giving effect to the acquisition as if it took place on January 1 of each respective year is presented below:


                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                                      -------------                      -------------
                                                 2001              2000             2001              2000
                                                 ----              ----             ----              ----

      Revenues.........................          $18,079          $48,076          $ 77,059         $171,178
                                                 =======          =======          ========         ========

      (Loss) income from continuing
         operations....................          $(5,685)         $   980          $(13,001)        $ 10,278
                                                 =======          =======          ========         ========

      (Loss) income from continuing
         operations per share..........          $ (0.14)         $  0.02          $  (0.31)        $   0.24
                                                 =======          =======          ========         ========

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


3.    INCOME TAXES

      Prior to May 7, 2001, Ladenburg participated in the consolidated federal income tax return of New Valley, its indirect parent, and determined its income tax provision on a separate company basis. As a result of the LTS acquisition, New Valley's ownership of Ladenburg decreased from 80.1% to 53.6% and Ladenburg is no longer permitted to participate in the filing of New Valley's consolidated federal income tax return. For the three and nine months ended September 30, 2001, the benefit for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state and local taxes and permanent differences. For the three and nine months ended September 30, 2000, the benefit for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the utilization of valuation allowances established in prior years and the effect of state and local income taxes. Valuation allowances have been established against certain deferred assets, principally state and local tax net operating losses, that the Company believes may not be realized in future taxable periods.

4.    NET CAPITAL REQUIREMENTS

      As registered broker-dealers, Ladenburg and Ladenburg Capital are subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Both Ladenburg and Ladenburg Capital have elected to compute their net capital under the alternative method allowed by these rules. At September 30, 2001, Ladenburg had net capital, as defined, of $5,667, which exceeded minimum capital requirements of $1,000 by $4,667. At September 30, 2001, Ladenburg Capital had net capital, as defined, of $2,451, which exceeded minimum capital requirements of $1,000 by $1,451.

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

      On May 7, 2001, the Company granted to each of the five new non-employee directors of the Company ten-year options to purchase 20,000 shares of common stock at $3.05 per share. Each option will become exercisable on the first anniversary of the date of grant.

6.    NOTES PAYABLE

      The components of notes payable at September 30, 2001 are as follows:

         Senior convertible notes payable................        $  20,000
         Notes payable...................................            2,000
         Subordinated note payable.......................            2,500
                                                                 ---------

         Total...........................................        $  24,500
                                                                 =========

     In conjunction with the acquisition of Ladenburg, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      amount of notes issued to Frost-Nevada bears interest at 8.5% per annum. The notes held by Frost-Nevada are convertible into a total of 6,497,475 shares of common stock and are secured by a pledge of the stock of Ladenburg. The notes held by the former Ladenburg stockholders are convertible into a total of 4,799,271 shares of common stock and are secured by a pledge of Ladenburg stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

      On August 31, 2001, LTS borrowed $1,000 from each of New Valley and Frost-Nevada. The loans, which bear interest at 1% above the prime rate, mature on the earlier of February 28, 2002 or the next business day after the Company receives its federal income tax refund for the fiscal year ended September 30, 2001. The terms of the loans restrict LTS from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans are outstanding. As consideration for the loans, LTS issued to each of New Valley and Frost-Nevada a five-year, immediately exercisable, warrant to purchase 100,000 shares of LTS's common stock at an exercise price of $1.00 per share.

      Ladenburg has a $2,500 million junior subordinated revolving credit agreement with its clearing broker that extends through October 31, 2002 under which outstanding borrowings incur interest at LIBOR plus 2%.

7.    COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

     The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS"), formerly known as GBI Capital Management Corp., and its wholly owned subsidiaries. The subsidiaries of LTS include Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. ("Ladenburg Capital") and Ladenburg Fund Management Inc., formerly known as GBI Fund Management Corp. ("Ladenburg Fund Management").

     Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. The acquisition of Ladenburg has been accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg has been treated as the acquirer of LTS as Ladenburg's stockholders held a majority of the LTS common stock following the transaction. As a result of the reverse acquisition treatment, the historical financial statements prior to May 7, 2001 are those of Ladenburg and the financial results of LTS are included beginning May 7, 2001. In connection with the acquisition, all per share data have been restated to reflect retroactively the number of shares of common stock, convertible notes and cash to be received by the former stockholders of Ladenburg. LTS has changed its fiscal year-end from September 30 to December 31 to conform to the fiscal year-end of Ladenburg.

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

     The actual number of shares of common stock may be further increased and the conversion prices on the senior convertible notes may be further decreased on or about May 7, 2003, pending a final resolution of LTS's pre-closing litigation adjustments.

        SEPTEMBER 11, 2001 EVENTS. On September 11, 2001 terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the temporary relocation of approximately 180 employees to Ladenburg's mid-town New York headquarters. Although some of Ladenburg Capital's businesses were temporarily disrupted, all its businesses are now functioning and serving clients. LTS is insured for loss caused by physical damage to property. This includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. LTS expects to recognize insurance recoveries in future periods. Insurance recoveries recognized are based on cash expenditures, which will vary from expense recognition under generally accepted accounting principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2000

     LTS's revenues for the three months ended September 30, 2001 decreased $477 from 2000 primarily as a result of decreased principal transactions of $1,790 and decreased investment banking fees of $2,158 offset by increases in commissions of $3,293.

     LTS's expenses for the three months ended September 30, 2001 increased $8,016 primarily as a result of increased employee compensation of $1,817 and increased brokerage, communication and clearance fees of $2,972.

     LTS's revenues for the three months ended September 30, 2001 consisted of commissions of $9,826, principal transactions of $3,261, investment banking fees of $1,972, syndicate and underwriting income of $125, interest and dividends of $1,049, investment advisory fees of $1,324 and other income of $522. Ladenburg's revenues in the 2000 period consisted of commissions of $6,533, principal transactions of $5,051, investment banking fees of $4,130, syndicate and underwriting income of $72, interest and dividends of $1,428, investment advisory fees of $781 and other income of $561. Expenses of LTS for the three months ended September 30, 2001 consisted of employee compensation and benefits of $13,841 and other expenses of $12,651. Expenses of Ladenburg in the 2000 period consisted of employee compensation and benefits of $12,024 and other expenses of $6,452.

     The $3,293 (50.4%) increase in commissions was the result of the impact of the LTS acquisition, which provided additional commission income of $6,765 offset by the significant decline in the market for equity securities for the three months ended September 30, 2001.

     The $1,790 (35.4%) decrease in principal transactions was primarily the result of the continued significant decline in the market for equity securities offset by the LTS acquisition, which added an additional $1,485 of principal transactions from the acquired operations of the LTS.

     The $2,158 (52.3%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity.

     The increase in compensation expense of $1,817 was primarily the result of an increase in compensation expense associated with the acquired operations of LTS, offset by a decrease in performance-based compensation.

     Income tax benefit for the three months ended September 30, 2001 was $2,728 compared to an income tax expense of $53 in 2000. The income tax rate for the 2001 period does not bear a customary relationship to effective tax rates as a result of state and local income tax expense. The income tax rate in the 2000 period did not bear a customary relationship to effective tax rates as a result of state and local tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

     LTS's revenues for the nine months ended September 30, 2001 decreased $11,717 from 2000 primarily as a result of decreased commissions of $6,415 and decreased investment banking fees of $4,927.

     LTS's expenses for the nine months ended September 30, 2001 increased $5,874 primarily as a result of increased in brokerage, communication and clearance fees of $5,626, increased depreciation and amortization of $974 and increased interest expense of $788 offset by decreased employee compensation of $3,942.

     LTS's revenues for the nine months ended September 30, 2001 consisted of commissions of $21,646, principal transactions of $20,249, investment banking fees of $7,847, syndicate and underwriting income of $395, interest and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


dividends of $2,823, investment advisory fees of $3,013 and other income of $2,184. Ladenburg's revenues in the 2000 period consisted of commissions of $28,061, principal transactions of $20,770, investment banking fees of $12,774, syndicate and underwriting income of $360, interest and dividends of $3,872, investment advisory fees of $2,346 and other income of $1,691. Expenses of LTS for the nine months ended September 30, 2001 consisted of employee compensation and benefits of $40,480 and other expenses of $30,142. Expenses of Ladenburg in the 2000 period consisted of employee compensation and benefits of $44,422 and other expenses of $20,326.

     The $6,415 (22.9%) decrease in commissions was the result of the significant decline in the market for equity securities for the nine months ended September 30, 2001, offset by the impact of the LTS acquisition, which provided additional commission income of $11,039.

     The $521 (2.5%) decrease in principal transactions was primarily the result of the significant decline in the markets offset by the LTS acquisition, which added an additional $3,842 of principal transactions from the acquired operations of LTS.

     The $4,927 (38.6%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity.

     The decrease in compensation expense of $3,942 was primarily the result of a decrease in performance-based compensation as a result of the decrease in revenues, offset by the inclusion of $9,969 of compensation expense associated with the acquired operations of LTS.

     Income tax benefit for the nine months ended September 30, 2001 was $3,914 compared to an income tax expense of $693 in 2000. The income tax rate for the 2001 period does not bear a customary relationship to effective tax rates as a result of state income tax expense. The income tax rate in the 2000 period did not bear a customary relationship to effective tax rates as a result of management's evaluation and changes in the Ladenburg's valuation allowance for deferred taxes and utilization of Ladenberg's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Approximately 40.4% of LTS's assets at September 30, 2001 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from LTS's clearing broker, turn over rapidly. As a securities dealer, LTS may carry significant levels of securities inventories to meet customer needs. LTS's inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of LTS's total assets, excluding goodwill, are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

     LTS's brokerage subsidiaries, Ladenburg and Ladenburg Capital, are subject to the net capital rules of the SEC. Therefore, they are subject to certain restrictions on the use of capital and its related liquidity. Ladenburg's net capital position as of September 30, 2001, was $5,667, which was $4,667 in excess of its net capital requirement. Ladenburg Capital's net capital position as of September 30, 2001, was $2,451, which was $1,451 in excess of its net capital requirement.

     Cash used by operating activities for the nine months ended September 30, 2001 was $6,472 as compared to $3,087 for the 2000 period. The difference is primarily due to the net loss of $8,551 in 2001 versus net income of $4,433 in 2000 and the decrease of $5,887 in payables and other liabilities in 2001 versus

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

$9 in the 2000 period offset by the increase in receivables from clearing brokers of $391 in 2001 versus $9,282 in 2000 and a net decrease in LTS's net trading securities of $7,833 in the 2001 period versus $281 in the 2000 period.

     Cash flows provided from investing activities for the nine months ended September 30, 2001 were $2,718 compared to cash flows used by investing activities of $412 for the 2000 period. The difference is primarily attributable to cash of $5,151 acquired in the LTS acquisition, offset by an increase of $2,021 in purchases of furniture, equipment.

     The capital expenditures of $2,433 and $412 for the nine months ended September 30, 2001 and 2000, respectively, related principally to the enhancements and improvements to computer equipment and furniture and fixtures. Capital expenditures in the 2001 period included the purchase for $1,118 of computer equipment and furniture and fixtures previously leased.

     Cash flows provided from financing activities for the nine months ended September 30, 2001 were $4,500 compared to $0 for the 2000 period. The difference is primarily attributable to the issuance of $10,000 of senior convertible notes payable to Frost-Nevada, $2,000 of notes payable to New Valley and Frost-Nevada in August 2001 and Ladenburg's borrowings of $2,500 under its junior subordinated revolving credit agreement. The amounts are offset by $10,000 of cash paid to Ladenburg's former stockholders in connection with the acquisition of Ladenburg.

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

     In conjunction with the Ladenburg transaction, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada bears interest at 8.5% per annum. The notes are currently convertible into a total of 11,296,746 shares of common stock and are secured by a pledge of the stock of Ladenburg.

     On August 31, 2001, LTS borrowed $1,000 from each of New Valley and Frost-Nevada. The loans, which bear interest at 1% above the prime rate, mature on the earlier of February 28, 2002 or the next business day after the Company receives its federal income tax refund for the fiscal year ended September 30, 2001.

     Ladenburg has a $2,500 junior subordinated revolving credit agreement that extends through October 31, 2002 with its clearing broker under which outstanding borrowings incur interest at LIBOR plus 2%. As of September 30, 2001, borrowings of $2,500 were outstanding.

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

     LTS maintained inventories of trading securities at September 30, 2001 with fair market values of $8,724 in long positions and $2,283 in short positions. LTS performed an entity-wide analysis of its financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with LTS's financial instruments at September 30, 2001 will not have a material adverse effect on the its consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 7 to the condensed consolidated financial statements of the Company included in Part I, Item 1 of this Report.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended September 30, 2001, except on August 31, 2001 (i) additional shares of LTS common stock were issued to the former stockholders of Ladenburg as described in Note 2 to the condensed consolidated financial statements of the Company included in Part I,
         Item 1 of this Report and (ii) the Company issued promissory notes and warrants to purchase shares of Common Stock as described in Note 6 to the condensed consolidated financial statements of the Company included in Part I, Item I of this Report. The foregoing transactions were effected in reliance of the exemption from registration afforded by
         Section 4(2) of the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                   4.1 Amendment No. 2 to the Stock Purchase Agreement, dated February 8, 2001, as amended, by and among the Company, New Valley Corporation, New Valley Capital Corporation, Berliner Effektengesellschaft AG and Ladenburg, Thalmann & Co. Inc. (incorporated by reference to Exhibit 4.1 to LTS's Form 8-K/A dated September 10, 2001).

                   4.2 Form of Senior Convertible Promissory Note, as amended, issued to New Valley Capital Corporation and Berliner Effektengesellschaft AG (incorporated by reference to Exhibit 4.2 to LTS's Form 8-K/A dated September 10,
                        2001).

                   4.3 Senior Convertible Promissory Note, as amended, issued to Frost-Nevada Limited Partnership (incorporated by reference to Exhibit 4.3 to LTS's Form 8-K/A dated September 10, 2001).

                   4.4 Form of Promissory Note issued to New Valley Corporation and Frost-Nevada Limited Partnership (incorporated by reference to Exhibit 4.4 to LTS's Form 8-K/A dated September 10, 2001).

                  10.1 Amendment No. 2 to the Loan Agreement, dated February 8, 2001, as amended, between the Company and Frost-Nevada, Limited Partnership (incorporated by reference to Exhibit 10.1 to LTS's Form 8-K/A dated September 10,
                        2001).

                  10.2 Second Amendment to the Employment Agreement, dated August 24, 1999, as amended among the Company, GBI Capital Partners Inc. and Richard J. Rosenstock (incorporated by reference to Exhibit 10.2 to LTS's Form 8-K/A dated September 10, 2001).

                  10.3 Second Amendment to the Employment Agreement, dated August 24, 1999, as amended among the Company, GBI Capital Partners Inc. and Mark Zeitchick (incorporated by reference to Exhibit 10.3 to LTS's Form 8-K/A dated September 10, 2001).

                  10.4 Second Amendment to the Employment Agreement, dated August 24, 1999, as amended among the Company, GBI Capital Partners Inc. and Vincent A. Magone (incorporated by reference to Exhibit 10.4 to LTS's Form 8-K/A dated September 10, 2001).

                  10.5 Second Amendment to the Employment Agreement, dated August 24, 1999, as amended among the Company, GBI Capital Partners Inc. and Joseph Berland (incorporated by reference to Exhibit 10.5 to LTS's Form 8-K/A dated September 10, 2001).

                  10.6 Form of Warrant issued to New Valley Corporation and Frost-Nevada, Limited Partnership (incorporated by reference to Exhibit 10.6 to LTS's Form 8-K/A dated September 10, 2001).

                  10.7 Letter Amendment to the Investor Rights Agreement, dated as of February 8, 2001, among the Company, New Valley Corporation, New Valley Capital Corporation, Berliner Effektengesellschaft AG, Frost-Nevada, Limited Partnership and The Principals (incorporated by reference to Exhibit 10.7 to LTS's Form 8-K/A dated September 10, 2001).

         (b) REPORTS ON FORM 8-K

                       Date                  Items          Financial Statements
                       ----                  -----          --------------------

                 September 10, 2001           5, 7                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LADENBURG THALMANN FINANCIAL SERVICES INC.
                                      (Registrant)



Date:    November 13, 2001        By: /s/ J. Bryant Kirkland III
                                      ------------------------------------
                                      J. Bryant Kirkland III
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                        Chief Accounting Officer)