Form 10-K405
period 2001-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2002-04-01
CIK 1029730

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K

                          ----------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 1-15799

                          ----------------------------

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                             65-0701248
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification Number)

         590 MADISON AVENUE, 34TH FLOOR
               NEW YORK, NEW YORK                          10022
    (Address of principal executive offices)             (Zip Code)

                                 (212) 409-2000
              (Registrant's telephone number, including area code)

                          ----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      Name of each exchange on
           Title of each class                            which registered
           -------------------                            ----------------

Common Stock, par value $.0001 per share              American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         As of March 25, 2002, the aggregate market value of the Registrant's Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the Registrant was $16,332,262.

         As of March 25, 2002, there were 42,025,211 shares of the Registrant's Common Stock outstanding.


================================================================================

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                  PART I

Item 1.   Business.....................................................................................         1
Item 2.   Properties...................................................................................        15
Item 3.   Legal Proceedings............................................................................        15
Item 4.   Submission of Matters to a Vote of Security Holders..........................................        15

                                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................        16
Item 6.   Selected Financial Data......................................................................        17
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................        18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................        24
Item 8.   Financial Statements and Supplementary Data..................................................        24
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................        24

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................        25
Item 11.  Executive Compensation.......................................................................        28
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................        33
Item 13.  Certain Relationships and Related Transactions...............................................        37

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        40

SIGNATURES.............................................................................................        48

                                     PART I


ITEM 1. BUSINESS.

GENERAL

         We are a holding company engaged in retail and institutional securities brokerage, investment banking and research services through our principal operating subsidiaries, Ladenburg Thalmann & Co. Inc. and Ladenburg Capital Management Inc. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and individual clients.

         We were incorporated under the laws of the State of Florida in February 1996. Ladenburg Thalmann & Co. was incorporated under the laws of the State of Delaware in December 1971 and became our wholly owned subsidiary in May 2001. Ladenburg Capital Management was incorporated under the laws of the State of New York in September 1983 and became a wholly owned subsidiary in August 1999. Our principal executive offices, as well as those of Ladenburg Thalmann & Co., are located at 590 Madison Avenue, New York, New York 10022 and both of our telephone numbers are (212) 409-2000. Ladenburg Thalmann & Co. maintains a website located at www.ladenburg.com. Ladenburg Capital Management's principal executive offices are located at 1055 Stewart Avenue, Bethpage, New York 11714 and its telephone number is (516) 470-1000. Ladenburg Capital Management's website is located at www.ladenburgcapital.com.

RECENT DEVELOPMENTS

         Stock purchase agreement and related transactions

         In May 2001, we consummated a stock purchase agreement, as amended, with New Valley Corporation, Berliner Effektengesellschaft AG and Ladenburg Thalmann & Co. On the same date, New Valley and Frost-Nevada, Limited Partnership consummated several individual stock purchase agreements with five of our present and former directors, officers and key employees. As a result of the stock purchase agreements and the various related transactions, New Valley acquired beneficial ownership of approximately 57.6% of our common stock becoming our largest shareholder and Ladenburg Thalmann & Co. became our wholly owned subsidiary.

         As a condition to consummating the stock purchase agreements, we changed our name from "GBI Capital Management Corp." to "Ladenburg Thalmann Financial Services Inc." In addition to changing our name, we also changed our American Stock Exchange symbol to "LTS."

         Shareholder Distribution

         In December 2001, New Valley distributed as a dividend to its stockholders the 22,543,158 shares of our common stock that it held. As a result of the distribution, New Valley's beneficial ownership of our common stock decreased from approximately 57.6% to approximately 8.6%, and the number of beneficial holders of our common stock increased from approximately 350 beneficial holders to approximately 13,800 beneficial holders.

LADENBURG THALMANN & CO.

         Ladenburg Thalmann & Co. is a full service broker-dealer that has been a member of the New York Stock Exchange ("NYSE") since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals. Ladenburg Thalmann & Co. is subject to regulation by, among others, the Securities and Exchange Commission ("SEC"), the NYSE, the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Ladenburg Thalmann & Co. currently has approximately 100 registered representatives and 100 other full time employees. Its client services and institutional sales departments serve approximately 22,000 accounts worldwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

LADENBURG CAPITAL MANAGEMENT

         Ladenburg Capital Management is a registered broker-dealer and a member firm of the NASD and the SIPC. Ladenburg Capital Management's business activities consist primarily of retail sales and trading of exchange listed and over-the-counter equity securities, options and mutual funds, as well as investment banking and research services. It currently has approximately 440 registered representatives and 260 other full time employees maintaining approximately 56,800 retail and institutional accounts.

RETAIL BUSINESS

         Most of our revenues in the last several years have been generated from our subsidiaries' retail business (48.2% in 2001, 44.5% in 2000 and 54.8% in 1999). Our subsidiaries' client services and institutional sales departments serve approximately a total of 79,000 accounts worldwide. Each of our subsidiaries charge commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over-the-counter market.

INVESTMENT BANKING ACTIVITIES

         A significant portion of our revenues is generated from our subsidiaries' investment banking activities (12.5% in 2001, 17.8% in 2000 and 10.8% in 1999). Our investment banking areas maintain relationships with businesses and provide them with research, advisory and investor relations support. Services include:

         -        merger and acquisition consulting;

         - management of and participation in underwriting of public and private equity and debt financings;

         - rendering appraisals, financial evaluations and fairness opinions; and

         - providing general banking and corporate finance consulting services.

         In the corporate finance area, our subsidiaries have been active as underwriters or selling group members in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our subsidiaries' ability to make underwriting commitments may be limited by the requirement that they must at all times be in compliance with regulations regarding their net capital.

INVESTMENT ACTIVITIES

         Our subsidiaries also seek to realize investment gains by purchasing, selling and holding securities for their own account on a daily basis. Each of our subsidiaries engages for its own account in the arbitrage of securities. We are required to commit the capital necessary for use in these investment activities. The amount of capital committed at any particular time will vary according to market, economic and financial factors, including the other aspects of our business. Additionally, in connection with our investment banking activities, our subsidiaries also receive warrants that entitle them to purchase securities of the corporate issuers for which they raise capital or provide advisory services.

RESEARCH SERVICES

         Our research departments focus on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Our research departments:

         - review and analyze general market conditions and other industry groups;

         - issue written reports on companies, with recommendations on specific actions to buy, sell or hold;

         -        furnish information to retail and institutional customers; and

         -        respond to inquiries from customers and account executives.

Additionally, our research analysts interface regularly with industry leaders and portfolio managers in order to produce actionable evaluations and decisions. These recommendations are communicated to clients and the firm via company and industry reports.

WHOLESALE TRADING ACTIVITIES

         Each of our subsidiaries buys, sells and maintains an inventory of various securities in order to make a market in those securities. Our trading departments make a market in more than 4,200 securities including corporate debt and equity, U.S. government obligations, as well as those of federal agencies, tax-exempt securities, Eurobonds and options. When our subsidiaries receive a buy or sell order for a security in which they make a market, they may act as a principal and purchase from, or sell to, their customers the security on a disclosed basis at a price set in accordance with applicable securities regulations.

         Trading profits or losses depend upon the skills of the employees engaged in market making activities, the capital allocated to positions in securities and the general trends of prices in the securities markets. Trading as a principal requires the commitment of capital and creates an opportunity for profits and risk of loss due to market fluctuations. Our subsidiaries may take both long (ownership) and short (borrowing shares to effect sales of such shares) positions in those securities in which they make a market.

WEALTH MANAGEMENT STRATEGY

         Our subsidiaries provide their customers with a broad range of wealth management services in order to help them manage their financial resources. Through our subsidiary, Financial Partners Capital Management Inc., a registered investment adviser, we are able to provide clients with discretionary portfolio management and financial planning.

         Financial Partners Capital Management offers planning services primarily to corporate executives and other high net-worth individuals. The process includes a thorough evaluation of the client's current financial position, income tax planning, estate and gift planning, comprehensive retirement planning and cash flow analysis among other services.

         Our subsidiaries also provide comprehensive investment management services to high net-worth individuals, corporations and pension fund clients. Through our subsidiary, Ladenburg Thalmann Asset Management Inc., a registered investment adviser, we are able to give our clients the ability to invest with a variety of money managers and investment funds. Ladenburg Thalmann Asset Management's review process entails focusing on a client's tolerance for risk, capital growth expectations and income requirements as well as analyzing whether the client may benefit from investing in tax-advantaged products.

         We have also established two private investment funds, the Ladenburg Thalmann Ukraine Fund and the Ladenburg Focus Fund, L.P. The Ukraine Fund is a closed end investment fund that seeks capital growth by investing primarily in companies in the Ukraine, the securities of which appear to be attractive either in relationship to their underlying assets, or from the standpoint of their potential long-term profit growth. Our wholly owned subsidiary, Ladenburg Thalmann International Ltd., is the investment advisor to the Ukraine Fund.

         The Ladenburg Focus Fund is an open ended private investment fund that invests its capital in publicly traded equity securities for the benefit of a number of our clients. Our wholly owned subsidiary, Ladenburg Capital Fund Management Inc., is the general partner of this fund for which it receives an annual management fee based on the net assets of the fund and an incentive fee based on the performance of the fund each year.

ADMINISTRATION, OPERATIONS, SECURITIES TRANSACTIONS PROCESSING AND CUSTOMER ACCOUNTS

         Our operating subsidiaries do not hold any funds or securities for their customers. Instead, they use the services of clearing agents on a fully disclosed basis. These clearing agents process all securities transactions and maintain customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts are fully protected by an Excess Securities Bond issued by the Travelers Casualty & Surety Company providing protection for the account's entire net equity (both cash and securities). The services of our subsidiaries' clearing agents include billing, credit control, and receipt, custody and delivery of securities. The clearing agents provide operational support necessary to process, record, and maintain securities transactions for each of our subsidiaries' brokerage activities. They provide these services to our subsidiaries' customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agents also lend funds to our subsidiaries' customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agents maintaining collateral in the form of saleable securities, cash or cash equivalents. Ladenburg Thalmann & Co. and Ladenburg Capital Management have agreed to indemnify the clearing brokers for losses they incur on these credit arrangements.

COMPETITION

         Our subsidiaries encounter intense competition in all aspects of their business and compete directly with many other securities firms for clients, as well as registered representatives. Many of their competitors have significantly greater financial, technical, marketing and other resources than they do. National retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry. Our subsidiaries also compete with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. The recent emergence of online trading has further intensified the competition for brokerage customers. Our subsidiaries currently do not offer any online trading services to their customers. The continued expansion of discount brokerage firms and online trading could adversely effect the retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services which banks and other institutions ultimately may offer to customers, our subsidiaries may be adversely affected to the extent those services are offered on a large scale basis. We try to compete through our advertising and recruiting programs for registered representatives interested in joining us.

GOVERNMENT REGULATION

         The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, the NYSE and the Municipal Securities Rulemaking Board. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Ladenburg Thalmann & Co. and Ladenburg Capital Management are registered broker-dealers with SEC and member firms of the NASD. Ladenburg Thalmann & Co. is also a member firm of the NYSE. Our broker-dealer subsidiaries are licensed to conduct activities as broker-dealers in all 50 states.

         The regulations to which broker-dealers are subject cover all aspects of the securities industry, including:

         -        sales methods and supervision;

         -        trading practices among broker-dealers;

         -        use and safekeeping of customers' funds and securities;

         -        capital structure of securities firms;

         -        record keeping; and

         -        the conduct of directors, officers and employees.

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

NET CAPITAL REQUIREMENTS

         As registered broker-dealers and members of the NASD, each of Ladenburg Thalmann & Co. and Ladenburg Capital Management are subject to the SEC's net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. We compute net capital under the aggregate indebtedness method permitted by the net capital rule. Under this method, our subsidiaries are required to maintain net capital equal to:

         - the greater of 6-2/3% of aggregate indebtedness, as defined in the net capital rule, or $100,000; or

         - a determinable amount based on the market price and number of securities in which our subsidiaries are a market-maker, not to exceed $1,000,000.

Aggregate indebtedness is the total of certain liabilities of a broker-dealer arising from or in connection with any transaction whatsoever, and includes, among other things, money borrowed, money payable against securities loaned and securities "failed to receive," the market value of securities borrowed to the extent to which no equivalent value is paid or credited. For broker-dealers using this method, the net capital rule requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1, and imposes restrictions on operations as described below. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures.

         In addition to the above requirements, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to the withdrawal, advance or loan and to any other withdrawal, advance or loan as well as to any scheduled payments of subordinated debt which are scheduled to occur within six months, the net capital of the broker-dealer would fall below 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Further, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or its net capital would be less than 120% of the minimum dollar amount of net capital required. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment, or payment in respect of principal or subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than the specified percent (120%) of the minimum net capital requirement.

         At December 31, 2001, both Ladenburg Thalmann & Co. and Ladenburg Capital Management had net capital that exceeded their minimum net capital requirements, with their ratio of aggregate indebtedness to net capital being within the permitted level. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit the operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our operating subsidiaries, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

PERSONNEL

         At December 31, 2001, we had a total of approximately 900 employees, of which 540 are registered representatives and 360 are other full time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

                                  RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS ASSOCIATED WITH THE SECURITIES INDUSTRY.

         As securities broker-dealers, Ladenburg Thalmann & Co. and Ladenburg Capital Management are subject to uncertainties that are common in the securities industry. These uncertainties include:

         - the volatility of domestic and international financial, bond and stock markets, as demonstrated by recent disruptions in the financial markets;

         -        extensive governmental regulation;

         -        litigation;

         -        intense competition;

         - substantial fluctuations in the volume and price level of securities; and

         -        dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. Ladenburg Thalmann & Co. and Ladenburg Capital Management are much smaller and have much less capital than many competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways, including those described below. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A BREAKDOWN IN THE FINANCIAL
MARKETS.

         As a securities broker-dealer, our business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations will be adversely affected.

WE HAVE INCURRED, AND MAY IN THE FUTURE INCUR, SIGNIFICANT LOSSES FROM TRADING AND INVESTMENT ACTIVITIES DUE TO MARKET FLUCTUATIONS AND VOLATILITY.

         We generally maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e., have long positions, in those markets, a downturn in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

         We may from time to time have a trading strategy consisting of holding a long position in one asset and a short position in another from which we expect to earn revenues based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. In addition, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

OUR REVENUES MAY DECLINE IN ADVERSE MARKET OR ECONOMIC CONDITIONS.

         Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

OUR RISK MANAGEMENT POLICIES AND PROCEDURES MAY LEAVE US EXPOSED TO UNIDENTIFIED RISKS OR AN UNANTICIPATED LEVEL OF RISK.

         The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will effectively and accurately record and verify this information.

         We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we effectively evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, the effectiveness of our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

CREDIT RISK EXPOSES US TO LOSSES CAUSED BY FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES.

         We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include:

         -        trading counterparties;

         -        customers;

         -        clearing agents;

         -        exchanges;

         -        clearing houses; and

         - other financial intermediaries as well as issuers whose securities we hold.

These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

         -        holding securities of third parties;

         - executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and

         - extending credit to clients through bridge or margin loans or other arrangements.

Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and perhaps our ability to borrow in the credit markets.

WE MAY HAVE DIFFICULTY EFFECTIVELY MANAGING OUR GROWTH.

         Over the past several years, we have experienced significant growth in our business activities and the number of our employees through a variety of transactions. For instance, in May 2001, we acquired Ladenburg Thalmann & Co. and significantly increased the number of registered representatives under our control. We expect our business to continue to grow. Growth of this nature involves numerous risks such as:

         - difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired company;

         -        the potential loss of key employees of the acquired company;
                  and

         - the diversion of management's attention from other business concerns.

If we are unable to effectively address these risks, we may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business. Further, this type of growth requires increased investments in management personnel, financial and management systems and controls, and facilities. We cannot assure you that we will experience parallel growth in these areas. If these areas do not grow at the same time, our operating margins may decline from current levels.

         Additionally, as is common in the securities industry, we will continue to be highly dependent on the effective and reliable operation of our communications and information systems. We believe that our current and anticipated future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems. Any difficulty or significant delay in the implementation or operation of existing or new systems or the training of personnel could adversely affect our ability to manage our growth.

WE DEPEND ON SEVERAL KEY EMPLOYEES AND THE LOSS OF ANY OF THEIR SERVICES COULD HARM OUR BUSINESS.

         Our success is dependent in large part upon the services of several key employees. We have employment agreements with Victor Rivas, Richard Rosenstock, Mark Zeitchick and Vincent Mangone which provide for these individuals to be employed by us through August 2004. Each of these individuals, however, may terminate their agreement upon 30 days' notice. Although the employment agreements contain various incentives designed to retain the services of these individuals, including stock options and other incentive based awards as well as non-solicitation provisions in our favor, these provisions may be insufficient to keep these individuals from leaving us for a more lucrative opportunity. This is especially true in light of the increasing competition for experienced professionals in the securities industry. We do not maintain and do not intend to obtain key man insurance on the lives of any of these individuals. In the event that any of these individuals terminate their agreements or otherwise leave our company, our operations may be materially and adversely affected.

WE FACE SIGNIFICANT COMPETITION FOR PROFESSIONAL EMPLOYEES.

         From time to time, individuals we employ may choose to leave our company to pursue other opportunities. We have experienced losses of research, investment banking and sales and trading professionals in the past and the level of competition for key personnel remains intense. We cannot assure you that the loss of key personnel will not occur again in the future. The loss of an investment banking, research, or sales and trading professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results.

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

         The securities industry is rapidly evolving, intensely competitive and has few barriers to entry. We expect competition to continue and intensify in the future. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors also offer a wider range of services and financial products than we do and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. We may not be able to compete effectively with current or future competitors and competitive pressures faced by us may harm our business.

WE CURRENTLY DO NOT HAVE INTERNET BROKERAGE SERVICE CAPABILITY.

         Recently, a growing number of brokerage firms have begun offering internet brokerage services to their customers in response to increased customer demand for these services. While we intend to offer internet brokerage services in the future, we may not be able to offer services that will appeal to our current or prospective customers and these services may not be profitable. Our failure to commence internet brokerage services in the near future could have a material adverse effect on our business. Additionally, if we commence internet brokerage services but are unable to attract customers for our services, our revenues will decline.

WE RELY ON CLEARING BROKERS AND TERMINATION OF THE AGREEMENTS WITH THESE CLEARING BROKERS COULD DISRUPT OUR BUSINESS.

         Ladenburg Thalmann & Co. and Ladenburg Capital Management use clearing brokers to process their securities transactions and maintain customer accounts on a fee basis. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. Our broker-dealers depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, Ladenburg Thalmann & Co. and Ladenburg Capital Management are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are terminated for any reason, we would be forced to find alternative clearing firms. We cannot assure you that we would be able to find an alternative clearing firm on acceptable terms to them or at all.

CLEARING BROKERS EXTEND CREDIT TO OUR CLIENTS AND WE ARE LIABLE IF THE CLIENTS DO NOT PAY.

         Ladenburg Thalmann & Co. and Ladenburg Capital Management permit their clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the clients' account. During periods of volatile markets, the value of the collateral held by the clearing brokers could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing brokers sell or buy securities at prevailing market prices, and may incur losses to satisfy client obligations. Ladenburg Thalmann & Co. and Ladenburg Capital Management have agreed to indemnify the clearing brokers for losses they incur while extending credit to their clients.

THE PRECAUTIONS WE TAKE TO PREVENT AND DETECT EMPLOYEE MISCONDUCT MAY NOT BE EFFECTIVE AND WE COULD BE EXPOSED TO UNKNOWN AND UNMANAGED RISKS OR LOSSES.

         We run the risk that employee misconduct could occur. Misconduct by employees could include:

         - employees binding us to transactions that exceed authorized limits or present unacceptable risks to us;

         - employees hiding unauthorized or unsuccessful activities from us; or

         -        the improper use of confidential information.

These types of misconduct could result in unknown and unmanaged risks or losses to us including regulatory sanctions and serious harm to our reputation. The precautions we take to prevent and detect these activities may not be effective. If employee misconduct does occur, our business operations could be materially adversely affected.

WE ARE CURRENTLY SUBJECT TO EXTENSIVE SECURITIES REGULATION AND THE FAILURE TO COMPLY WITH THESE REGULATIONS COULD SUBJECT US TO PENALTIES OR SANCTIONS.

         The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including the New York Stock Exchange, the National Association of Securities Dealers, Inc. and the Municipal Securities Rulemaking Board.

         Ladenburg Thalmann & Co. and Ladenburg Capital Management are registered broker-dealers with SEC and member firms of the NASD. Ladenburg Thalmann & Co. is also a member firm of the NYSE.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

         -        sales methods and supervision;

         -        trading practices among broker-dealers;

         -        use and safekeeping of customers' funds and securities;

         -        capital structure of securities firms;

         -        record keeping; and

         -        the conduct of directors, officers and employees.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, and the NYSE, which are our primary regulatory agencies. NASD Regulation and the NYSE adopt rules, subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations.

         Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that may result in:

         -        censure;

         -        fine;

         - civil penalties, including treble damages in the case of insider trading violations;

         -        the issuance of cease-and-desist orders;

         - the deregistration or suspension of our broker-dealer activities;

         - the suspension or disqualification of our officers or employees; or

         -        other adverse consequences.

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition.

         The regulatory environment is also subject to change. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

FAILURE TO COMPLY WITH NET CAPITAL REQUIREMENTS COULD SUBJECT US TO SUSPENSION OR REVOCATION BY THE SEC OR SUSPENSION OR EXPULSION BY THE NASD AND THE NYSE.

         Each of our subsidiaries is subject to the SEC's net capital rule which requires the maintenance of minimum net capital. We compute net capital under the aggregate indebtedness method permitted by the net capital rule. Under this method, our subsidiaries are required to maintain net capital equal to:

         - the greater of 6-2/3% of aggregate indebtedness, as defined in the net capital rule, or $100,000; or

         - a determinable amount based on the market price and number of securities in which our subsidiaries are a market-maker, not to exceed $1,000,000.

The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. The net capital rule requires that a broker-dealer maintain a certain minimum level of net capital and a certain ratio of net capital to aggregate indebtedness. The particular levels vary in application depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. The NASD and the NYSE may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, the NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer, including its ability to make markets. Our subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.

RISK OF LOSSES ASSOCIATED WITH SECURITIES LAWS VIOLATIONS AND LITIGATION.

         Many aspects of our business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. Our underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter of a smaller companies' securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

         In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. We believe that, based on our historical experience and the reserves established by us, the resolution of the claims presently pending will not have a material adverse effect on our financial condition. However, although we typically reserve an amount we believe will be sufficient to cover any damages assessed against us, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our financial condition may be materially adversely affected.

OUR PRINCIPAL SHAREHOLDERS INCLUDING OUR DIRECTORS AND OFFICERS CONTROL A LARGE PERCENTAGE OF OUR SHARES OF COMMON STOCK AND CAN SIGNIFICANTLY INFLUENCE OUR CORPORATE ACTIONS.

         At the present time, our executive officers, directors and companies that these individuals control beneficially own approximately 43% of our common stock. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Additionally, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

POSSIBLE ADDITIONAL ISSUANCES WILL CAUSE DILUTION.

         While we currently have outstanding 42,025,211 shares of common stock, options to purchase a total of 4,132,104 shares of common stock, warrants to purchase a total of 200,000 shares of common stock and senior convertible promissory notes initially convertible into 11,296,746 shares of common stock, we are authorized to issue up to 100,000,000 shares of common stock and are therefore able to issue additional shares without being required to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise or convert their outstanding options or notes, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

THE AMERICAN STOCK EXCHANGE MAY DELIST OUR COMMON STOCK FROM QUOTATION ON ITS EXCHANGE.

         Our common stock is currently quoted on the American Stock Exchange. In order to continue quotation of our common stock, we must maintain certain financial, distribution and stock price levels. If we are unable to maintain these levels, the American Stock Exchange may delist our common stock from trading on its exchange. If this occurs, we could face significant material adverse consequences including:

         - a limited availability of market quotations for our common stock;

         -        a limited amount of news and analyst coverage for our company;
                  and

         - a decreased ability to issue additional securities or obtain additional financing in the future.

WE MAY ISSUE PREFERRED STOCK WITH PREFERENTIAL RIGHTS THAT MAY ADVERSELY AFFECT YOUR RIGHTS.

         The rights of our shareholders will be subject to and may be adversely affected by the rights of holders of any preferred stock that we may issue in the future. Our articles of incorporation authorize our board of directors to issue up to 2,000,000 shares of "blank check" preferred stock and to fix the rights, preferences, privilege and restrictions, including voting rights, of these shares without further shareholder approval.

ITEM 2. PROPERTIES.

         Our principal executive offices and those of Ladenburg Thalmann & Co. are located at 590 Madison Avenue, 34th Floor, New York, New York 10022, where we lease approximately 74,000 square feet of office space pursuant to a lease that expires in June 2015. The principal executive offices of Ladenburg Capital Management are located at 1055 Stewart Avenue, Bethpage, New York, 11714, where Ladenburg Capital Management leases approximately 92,400 square feet of office space pursuant to a lease that expires in May 2007. We also operate several branch offices located in New York, Florida, Ohio, California and Nevada.

ITEM 3. LEGAL PROCEEDINGS.

         See Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the last quarter of 2001, no matter was submitted to our shareholders for their vote or approval, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock became eligible for quotation on the NASD OTC Bulletin Board in October 1997 under the symbol "FHAN." On August 24, 1999, we changed our name to GBI Capital Management Corp. and on August 25, 1999, our common stock began quotation on the NASD OTC Bulletin Board under the symbol "GBIC." On April 14, 2000, our common stock began trading on the American Stock Exchange under the symbol "GBC." On May 7, 2001, we changed our name to Ladenburg Thalmann Financial Services Inc. and on the same date our common stock began quotation on the American Stock Exchange under the symbol "LTS." The following table sets forth the high and low prices, in the case of the American Stock Exchange, and last sale prices, in the case of the NASD OTC Bulletin Board, of the common stock for the periods specified.

                                                  HIGH($)                LOW($)
                                                  -------               -------
         2002
               First Quarter(*)                    1.010                 0.550

         2001
               Fourth Quarter                      1.860                 0.700
               Third Quarter                       2.080                 0.700
               Second Quarter                      3.200                 1.960
               First Quarter                       3.150                 1.850

         2000
               Fourth Quarter                      2.750                 2.000
               Third Quarter                       3.000                 2.625
               Second Quarter                      3.500                 2.500
               First Quarter                       3.375                 2.625


(*) Through March 25, 2002.

HOLDERS

         On March 25, 2002, there were approximately 13,800 holders of record of our common stock.

DIVIDENDS

         To date, we have not paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current anticipated cash needs as well as any other factors that the board of directors may deem relevant. Our ability to pay dividends in the future also may be restricted by our operating subsidiaries' obligations to comply with the net capital requirements imposed on broker-dealers by the SEC, the NASD and the NYSE. We do not intend to declare any dividends in the foreseeable future, but instead intend on retaining all earnings for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

                                                                           YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------------
                                                  2001             2000             1999             1998              1997
                                             ------------      ------------     ------------     ------------      ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS: (A)
Total revenues ..........................    $     93,953      $     89,584     $     77,171     $     66,569      $     56,196
Total costs and expenses ................         106,202            83,372           74,107           72,741            67,654
(Loss) income before income taxes .......         (12,249)            6,212            3,064           (6,172)          (11,458)
Net (loss) income .......................         (12,293)            5,090            4,006           (6,175)          (10,272)

Per common and equivalent share(b):

Basic and diluted:
   (Loss) income per Common Share .......    $      (0.31)     $       0.15     $       0.12     $      (0.18)     $      (0.30)
                                             ============      ============     ============     ============      ============

Basic and diluted weighted average
   Common Shares (b) ....................      39,458,057        34,647,170       34,647,170       34,647,170        34,647,170
                                             ============      ============     ============     ============      ============

BALANCE SHEET DATA:
Total assets ............................    $     98,407      $     50,354     $     49,139     $     55,671      $     78,522
Total liabilities, excluding subordinated
  liabilities ...........................          60,713            20,054           23,930           22,298            47,377
Subordinated debt .......................           2,500                --               --           18,500            10,000
Shareholders' equity ....................          35,194            30,300           25,209           14,874            21,145

OTHER DATA:

Ratio of assets to shareholders'
     equity .............................            2.80              1.66             1.95             3.74              3.71

Return on average equity ................           (38.0)%            18.3%            20.0%           (34.3)%           (39.7)%

Return on average equity
     before income taxes ................           (37.5)%            22.4%            15.3%           (34.3)%           (38.6)%

Book value per share (b) ................    $       0.84      $       1.67     $       1.39     $       0.82      $       1.16

Registered representatives ..............             540               250              171              200               191

--------------

         (a) The financial data prior to May 7, 2001 reflect Ladenburg Thalmann & Co.'s financial results and the financial data afterwards reflect Ladenburg Thalmann Financial Services' financial results.
         (b) All per share data prior to May 7, 2001 have been retroactively adjusted to reflect the number of equivalent shares received by the former stockholders of Ladenburg Thalmann & Co. in the form of common stock, convertible notes and cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Our subsidiaries include Ladenburg Thalmann & Co. Inc., Ladenburg Capital Management Inc., and Ladenburg Fund Management Inc., formerly known as GBI Fund Management Corp.

         Prior to May 7, 2001, Ladenburg Capital Management and Ladenburg Fund Management were our only subsidiaries. On May 7, 2001, we acquired all of the outstanding common stock of Ladenburg Thalmann & Co., and our name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. The acquisition of Ladenburg Thalmann & Co. has been accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg Thalmann & Co. has been treated as the acquirer of us as Ladenburg Thalmann & Co.'s stockholders held a majority of our common stock following the transaction. As a result of the reverse acquisition treatment, the historical financial statements prior to May 7, 2001 are those of Ladenburg Thalmann & Co. and our financial results are included beginning May 7, 2001. In connection with the acquisition, all per share data have been restated to reflect retroactively the number of shares of common stock, convertible notes and cash to be received by the former stockholders of Ladenburg Thalmann & Co. We have changed our fiscal year-end from September 30 to December 31 to conform to the fiscal year-end of Ladenburg Thalmann & Co.

RECENT DEVELOPMENTS

         LADENBURG THALMANN & CO. TRANSACTION. On May 7, 2001, we acquired all of the outstanding common stock of Ladenburg Thalmann & Co. for 23,218,599 shares of common stock, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of our common stock. Upon closing, New Valley, the previous 80.1% owner of Ladenburg Thalmann & Co., acquired an additional 3,945,060 of our shares from our former chairman for $1.00 per share. Following completion of the transaction, the former stockholders of Ladenburg Thalmann & Co. owned 64.6% and 59.9% of our common stock on a basic and fully-diluted basis, respectively. On December 21, 2001, New Valley distributed its 22,543,158 shares of our common stock, a 53.6% interest, to holders of New Valley common shares through a special dividend. Following completion of the special dividend, New Valley continued to hold $8,010 principal amount of our senior convertible promissory notes, convertible into 3,844,216 shares of our common stock, and a warrant to purchase 100,000 shares of our common stock at $1.00 per share. New Valley intends within a 12-month period from November 30, 2001 to distribute to its stockholders its remaining interests in our common stock.

         To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., we borrowed $10,000 from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of our common stock. These notes, together with the notes issued to the stockholders of Ladenburg Thalmann & Co., are secured by a pledge of the Ladenburg Thalmann & Co. stock.

         The actual number of shares of common stock may be further increased and the conversion prices on the senior convertible notes may be further decreased on or about May 7, 2003, pending a final resolution of our pre-closing litigation adjustments.

         SEPTEMBER 11, 2001 EVENTS. On September 11, 2001 terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital Management. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg Thalmann & Co.'s mid-town New York headquarters. Although some of Ladenburg Capital Management's businesses were temporarily disrupted, all its businesses are now functioning and serving clients. We are insured for loss caused by physical damage to property. This includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. We expect to recognize insurance recoveries in future periods. Insurance recoveries recognized are based on cash expenditures, which will vary from expense recognition under generally accepted accounting principles.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

         GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         CLEARING ARRANGEMENTS. Ladenburg Thalmann & Co. and Ladenburg Capital Management do not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg Thalmann & Co. and Ladenburg Capital Management introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for Ladenburg Thalmann & Co.'s and Ladenburg Capital Management's proprietary securities transactions. These activities may expose Ladenburg Thalmann & Co. and Ladenburg Capital Management to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg Thalmann & Co. and Ladenburg Capital Management have agreed to indemnify their respective clearing brokers for any resulting losses.

         CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced.

         FAIR VALUE. "Trading securities owned" and "Securities sold, not yet purchased" on our consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.

         Fair values are based on listed market prices, where possible. If listed market prices are not available or if the liquidation of our positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.

         Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Changes in the fixed income and equity markets will impact our estimates of fair value in the future, potentially affecting principal trading revenues. The illiquid nature of certain securities or debt instruments also requires a high degree of judgment in determining fair value due to the lack of listed market prices and the potential impact of the liquidation of our position on market prices, among other factors.

         IMPAIRMENT OF GOODWILL AND VALUATION OF DEFERRED TAX ASSETS. At December 31, 2001, we had $18,762 of goodwill and other intangible assets, and $3,339 of net deferred tax assets, accounting for approximately 22% of our total assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment issues during 2002, and then on a periodic basis thereafter. We are in the process of completing our review and have not yet determined what effect, if any, applying these tests will have on our financial position and results of operations. The value of the Company's goodwill is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. The Company periodically reviews intangible assets and goodwill for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill and other intangible assets. It is expected that the adoption of FAS 142 may result in a one-time, noncash charge.

         The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. During the year ended December 31, 2001, we recorded $4,565 of valuation allowances related to our net deferred tax assets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Our revenues for 2001 increased $4,369 from 2000 primarily as a result of increases in commissions of $6,689 and principal transactions of $2,387 offset by decreased investment banking fees of $4,239.

         Our expenses for 2001 increased $22,830 primarily as a result of increased employee compensation of $6,519 and increased brokerage, communication and clearance fees of $6,171.

         Our revenues for 2001 consisted of commissions of $39,756, principal transactions of $30,662, investment banking fees of $11,698, syndicate and underwriting income of $652, interest and dividends of $4,100, investment advisory fees of $4,283 and other income of $2,802. Ladenburg Thalmann & Co.'s revenues in 2000 consisted of commissions of $33,067, principal transactions of $28,275, investment banking fees of $15,937, syndicate and underwriting income of $417, interest and dividends of $5,241, investment advisory fees of $3,109 and other income of $3,538. Our expenses for 2001 consisted of employee compensation and benefits of $62,741 and other expenses of $43,461. Expenses of Ladenburg Thalmann & Co. for 2000 consisted of employee compensation and benefits of $56,222 and other expenses of $27,150.

         The $6,689 (20.2%) increase in commissions was the result of the impact of the Ladenburg Thalmann & Co. transaction, which provided additional commission income of $25,175 from our acquired operations, offset by the significant decline in the market for equity securities during 2001.

         The $2,387 (8.4%) increase in principal transactions was primarily the result of the Ladenburg Thalmann & Co. transaction, which added an additional $4,734 of principal transactions from our acquired operations, offset by the continued significant decline in the market for equity securities.

         The $4,239 (26.6%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity.

         The increase in compensation expense of $6,519 (11.6%) was primarily the result of an increase in compensation expense associated with our acquired operations, offset by a decrease in performance-based compensation.

         Income tax expense for 2001 was $44 compared to $1,122 in 2000. The income tax rate for 2001 did not bear a customary relationship to effective tax rates primarily as a result of the establishment of a valuation allowance of $4,565, state and local taxes and permanent differences. The income tax rate for 2000 did not bear a customary relationship to effective tax rates as a result of the utilization of net operating loss carryforwards and state and local tax expense.

THE YEAR 2000 COMPARED TO 1999

         Ladenburg Thalmann & Co.'s revenues for 2000 increased $12,413 from 1999 primarily as a result of increased principal transactions of $8,553, an increase in investment banking fees of $7,597 offset by a decrease in commissions of $5,746.

         Ladenburg Thalmann & Co.'s expenses for 2000 increased $9,265 primarily as a result of increased employee compensation of $7,304.

         Ladenburg Thalmann & Co.'s revenues for 2000 consisted of commissions of $33,067, principal transactions of $28,275, corporate finance fees of $15,937, syndicate and underwriting income of $417 and other income of $11,888. Ladenburg Thalmann & Co.'s revenues for 1999 consisted of commissions of $38,813, principal transactions of $19,722, corporate finance fees of $8,340, syndicate and underwriting income of $1,912 and other income of $8,384. Expenses of Ladenburg Thalmann & Co. for 2000 consisted of employee compensation and benefits of $56,222 and other expenses of $27,150. Expenses of Ladenburg for 1999 consisted of employee compensation and benefits of $48,918 and other expenses of $25,189.

         The $8,553 (43.4%) increase in principal transaction was primarily the result of expanding Ladenburg Thalmann & Co.'s trading and brokerage activities.

         The $7,597 (91.1%) increase in corporate finance fees was primarily the result of increased revenue from placement and advisory activities.

         The $5,746 (14.8%) decrease in commissions was the result of a less active market for equity securities in the fourth quarter of 2000 versus 1999.

         The increase in compensation expense was the result of an increase in performance-based compensation.

         Income tax expense for 2000 was $1,122 compared to an income tax benefit of $942 in 1999. The income tax rate did not bear a customary relationship to effective tax rates as a result of management's evaluation and changes in the Ladenburg Thalmann & Co.'s valuation allowance for deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Approximately 54.2% of our assets at December 31, 2001 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing brokers, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets, excluding goodwill, are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

         Our brokerage subsidiaries, Ladenburg Thalmann & Co. and Ladenburg Capital Management, are subject to the net capital rules of the SEC. Therefore, they are subject to certain restrictions on the use of capital and its related liquidity. Ladenburg Thalmann & Co.'s net capital position, as defined, of $2,741, exceeded minimum capital requirements of $1,000 by $1,741 at December 31, 2001. As of December 31, 2001, Ladenburg Capital Management had net capital, as defined, of $2,882, which exceeded minimum capital requirements of $1,000 by $1,882.

         Cash used by operating activities for the year ended December 31, 2001 was $2,696 as compared to $219 for 2000. The difference is primarily due to the net loss of $12,293 in 2001 versus net income of $5,090 in 2000 and the increase of $9,602 of receivables from clearing brokers in the 2001 versus a decrease of $777 in 2000. The amount was offset by a net decrease in our net trading securities of $9,277 in 2001 versus a net increase of $6,696 in 2000, a decrease in accrued compensation of $3,561 in 2001 versus $138 in 2000 and net increased non-cash charges of $3,520 from 2000 to 2001.

         Cash flows provided from investing activities for the year ended December 31, 2001 were $2,416 compared to cash flows used by investing activities of $764 for the 2000 period. The difference is primarily attributable to cash of $5,151 acquired in the Ladenburg Thalmann & Co. transaction, offset by an increase of $2,735 in purchases of furniture and equipment.

         The capital expenditures of $2,735 in 2001 and $764 in 2000 related principally to the enhancements and improvements to computer equipment and furniture and fixtures. Capital expenditures in the 2001 period included the purchase for $1,118 of computer equipment and furniture and fixtures previously leased.

         Cash flows provided from financing activities for the year ended December 31, 2001 were $4,488 compared to $0 for 2000. The difference is primarily attributable to the issuance of $10,000 of senior convertible notes payable to Frost-Nevada, $2,000 of notes payable to New Valley and Frost-Nevada in August 2001 and Ladenburg Thalmann & Co.'s borrowings of $2,500 under its junior subordinated revolving credit agreement. The amounts are offset by $10,000 of cash paid to Ladenburg Thalmann & Co.'s former stockholders in connection with the acquisition of Ladenburg Thalmann & Co.

         Our brokerage subsidiaries, as guarantors of their customer accounts to their clearing brokers, are exposed to off-balance-sheet risks in the event that their customers do not fulfill their obligations with the respective clearing broker. In addition, to the extent our subsidiaries maintain a short position in certain securities, they are exposed to a future off-balance-sheet market risk, since their ultimate obligation may exceed the amount recognized in the financial statements.

         In conjunction with the Ladenburg Thalmann & Co. transaction, we issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005. The $10,000 principal amount of notes issued to the former stockholders of Ladenburg Thalmann & Co. bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada bears interest at 8.5% per annum. The notes are currently convertible into a total of 11,296,746 shares of our common stock and are secured by a pledge of the stock of Ladenburg Thalmann & Co.

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

         On August 31, 2001, we borrowed $1,000 from each of New Valley and Frost-Nevada. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002. On March 27, 2002, we borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of June 30, 2002 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. We may from time to time borrow additional funds on a short-term basis from New Valley or other of our shareholders in order to supplement the liquidity of our broker-dealer operations.

         Ladenburg Thalmann & Co. has a $2,500 junior subordinated revolving credit agreement that extends through October 31, 2002 with its clearing broker under which outstanding borrowings incur interest at LIBOR plus 2%. As of December 31, 2001, borrowings of $2,500 were outstanding.

         We are obligated under noncancellable lease agreements, which provide for minimum lease payments, net of lease abatement and inclusive of escalation charges, of $5,672 in 2002 and approximately $5,500 per year until 2015.

MARKET RISK

         Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.

         Current and proposed underwriting, corporate finance, merchant banking and other commitments are subject to due diligence reviews by our senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

         We maintain inventories of trading securities at December 31, 2001 with fair market values of $17,324 in long positions and $12,404 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at December 31, 2001 will not have a material adverse effect on our consolidated financial position or results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, we have identified under "Risk Factors" in Item 1 above important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

         Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 22, 2002, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of our current directors and executive officers as of March 25, 2002. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of his successor or until his death, resignation or removal by our board of directors.

Name                           Age      Position
----                           ---      --------
Howard M. Lorber               53       Chairman of the Board
Victor M. Rivas                58       President and Chief Executive Officer
Richard J. Rosenstock          50       Vice Chairman of the Board and Chief Operating Officer
Vincent A. Mangone             36       Executive Vice President and Director
Mark Zeitchick                 36       Executive Vice President and Director
Henry C. Beinstein             59       Director
Robert J. Eide                 49       Director
Phillip Frost, M.D.            65       Director
Richard J. Lampen              48       Director
Bennett S. LeBow               64       Director
J. Bryant Kirkland III         36       Chief Financial Officer

         HOWARD M. LORBER has been chairman of our board of directors since May 2001. Since November 1994, he has been president, chief operating officer and a member of the board of directors of New Valley. From January 1994 to January 2001, Mr. Lorber was a consultant to Vector Group Ltd., a New York Stock Exchange-listed holding company, and since January 2001 has served as its president, chief operating officer and a member of its board of directors. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the NASD since 1984. Since 1987, Mr. Lorber has been chairman of the board of directors of Nathan's Famous, Inc., a chain of fast food restaurants, and has been its chief executive officer since 1993. Since 1991, he has been a director and member of the audit committee of United Capital Corp., a real estate investment and diversified manufacturing company. Since May 1994, he has been a director and member of the audit committee of Prime Hospitality Corp., a company doing business in the lodging industry.

         VICTOR M. RIVAS has been our president and chief executive officer and a member of our board of directors since May 2001. Mr. Rivas has been affiliated with Ladenburg Thalmann & Co. since September 1997 and has been its chairman and chief executive officer since July 1999. He has also been co-chairman of the board of directors of Ladenburg Capital Management since November 2001. Since October 1999, he has been a member of the board of directors of New Valley. Prior to joining Ladenburg Thalmann & Co., Mr. Rivas served as an officer of the brokerage firms of Rickel & Associates, Inc. from March 1997 to September 1997 and Janssen-Meyers Associates, L.P. from January 1996 to March 1997. Mr. Rivas had previously served as chairman of the board and chief executive officer of Conquest Industries Inc. and its subsidiary, Conquest Airlines Corp.

         RICHARD J. ROSENSTOCK has been vice chairman of our board of directors since May 2001 and our chief operating officer since August 1999. He was also our president from August 1999 until May 2001. Mr. Rosenstock has been affiliated with Ladenburg Capital Management since 1986. He has served as Ladenburg Capital Management's chief executive officer since May 2001. From January 1994 until May 1998, Mr.

Rosenstock was an executive vice president of Ladenburg Capital Management and was its president from May 1998 until November 2001.

         VINCENT A. MANGONE has been our executive vice president and a member of our board of directors since August 1999. Mr. Mangone has also been affiliated with Ladenburg Capital Management since October 1993 and has been an executive vice president since September 1995.

         MARK ZEITCHICK has been our executive vice president and a member of our board of directors since August 1999. Mr. Zeitchick has also been affiliated with Ladenburg Capital Management since October 1993. Mr. Zeitchick has been Ladenburg Capital Management's co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital Management. From May 2001 until November 2001, he served as chairman, and became co-chairman in November 2001.

         HENRY C. BEINSTEIN has been a member of our board of directors since May 2001. Mr. Beinstein has been a director of New Valley since 1994. In August 1997, Mr. Beinstein became the executive director of Schulte Roth & Zabel LLP, a New York-based law firm. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand.

         ROBERT J. EIDE has been a member of our board of directors since May 2001. He has also been the chairman and treasurer of Aegis Capital Corp. since before 1988. Mr. Eide also serves as a director of Nathan's Famous and Vector Group.

         PHILLIP FROST, M.D. has been a member of our board of directors since May 2001. He has served as chairman of the board of directors and chief executive officer of IVAX Corporation since 1987. IVAX is engaged in the research, development, manufacturing and marketing of branded and generic pharmaceuticals and veterinary products in the United States and international markets. Dr. Frost served as IVAX's president from July 1991 until January 1995. He was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was chairman of the board of directors of Key Pharmaceutical, Inc. from 1972 to 1986 and was vice chairman of the board of directors of North American Vaccine, Inc. (vaccine research and development) from 1989 to 2000. He is chairman of the board of directors of Whitman Education Group (proprietary education) and IVAX Diagnostics, Inc. (diagnostic products), an American Stock Exchange-listed company of which IVAX Corporation beneficially owns approximately 70% of the common stock. He is also vice chairman of the board of directors of Continucare Corporation (integrated health care) and a director of Northrup Grumman Corporation (aerospace). He is chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

         RICHARD J. LAMPEN has been a member of our board of directors since January 2002. He has been the executive vice president and general counsel of New Valley since October 1995 and a member of its board of directors since July 1996. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. Since January 1997, Mr. Lampen has served as a director of CDSI Holdings Inc., a marketer of an inventory control system, and since November 1998 has been its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International

Bank of Miami, N.A., Spec's Music Inc. and Panaco, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

         BENNETT S. LEBOW has been a member of our board of directors since May 2001. Since June 1990, Mr. LeBow has been the chairman of the board of directors and chief executive officer of Vector Group, and has been a member of its board of directors since October 1986. He also currently holds various positions with Vector Group's subsidiaries, including Vector Tobacco Inc. and Liggett Group Inc. He has been chairman of the board of directors of New Valley since January 1988 and chief executive officer since November 1994.

OTHER EXECUTIVE OFFICER

         J. BRYANT KIRKLAND III has served as our chief financial officer since June 2001. Mr. Kirkland has been vice president, treasurer and chief financial officer of New Valley since January 1998, and since November 1994 has served in various financial capacities with New Valley and Vector Group. Since January 2001, Mr. Kirkland has served as vice president of Vector Group. Mr. Kirkland has served as vice president and chief financial officer of CDSI since January 1998 and as a director of CDSI since November 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table shows the compensation paid by us to our chief executive officer and to our other four most highly compensated executive officers (collectively, the "Named Executive Officers") for the fiscal year ended December 31, 2001, for the period from October 1, 2000 until December 31, 2000 ("Stub Period"), for the period from August 25, 1999 until September 30, 2000 and for the period from September 1, 1998 until August 24, 1999.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                            LONG-TERM
                                                            ANNUAL COMPENSATION            COMPENSATION
                                          FISCAL          --------------------------       -------------            ALL OTHER
     NAME AND PRINCIPAL POSITION          PERIOD          SALARY ($)       BONUS ($)         OPTIONS (#)           COMPENSATION
----------------------------------------------------------------------------------------------------------------------------------
Victor M. Rivas                             2001           500,000(1)      867,826(2)          1,000,000              375,000(3)
    President and Chief Executive
    Officer
----------------------------------------------------------------------------------------------------------------------------------
Richard J. Rosenstock                       2001           237,041         138,351(4)                -0-                   -0-
    Vice Chairman and Chief             Stub Period         30,000          87,535(4)                -0-               18,885(5)
    Operating Officer                       2000           130,000       1,780,372(6)                -0-              236,746(7)
                                            1999           217,672          63,761               100,000              407,838(8)
----------------------------------------------------------------------------------------------------------------------------------
Mark Zeitchick                              2001            66,500         379,681(4)                -0-               15,458(5)
    Executive Vice President            Stub Period         30,000         150,651(4)                -0-                2,981(5)
                                            2000           130,000       2,482,017(6)                -0-              278,394(7)
                                            1999               -0-         221,622               100,000              960,837(9)
----------------------------------------------------------------------------------------------------------------------------------
Vincent A. Mangone                          2001            66,500         379,681(4)                -0-               10,752(5)
    Executive Vice President            Stub Period         30,000         150,651(4)                -0-                7,436(5)
                                            2000           130,000       2,482,017(6)                -0-              278,510(7)
                                            1999               -0-         221,622               100,000              958,041(10)
----------------------------------------------------------------------------------------------------------------------------------
Joseph Berland                              2001           103,050(11)      36,614(4)                -0-                6,931(5)
    Former Chairman of the              Stub Period         30,000          87,535(4)                -0-                   -0-
    Board and Chief Executive               2000           130,000       1,780,372(6)                -0-              297,734(7)
    Officer                                 1999           233,058          56,404               100,000              407,838(8)
----------------------------------------------------------------------------------------------------------------------------------

         (1) Represents $173,973 of salary paid by Ladenburg Thalmann & Co. prior to the consummation of the stock purchase agreement with New Valley, Berliner and Ladenburg Thalmann & Co. on May 7, 2001 and $326,027 of salary paid thereafter by us.

         (2) Represents (i) a $173,973 bonus paid by Ladenburg Thalmann & Co., (ii) a $326,027 bonus paid by us pursuant to Mr. Rivas' employment agreement and (iii) a $367,826 bonus paid by us under our Special Performance Incentive Plan.

         (3) Represents a fee paid by New Valley to Mr. Rivas, half of which was reimbursed by Ladenburg Thalmann & Co., for his services in connection with the closing of the stock purchase agreement with New Valley, Berliner and Ladenburg Thalmann & Co.

         (4) Represents a bonus paid to the individual under our Special Performance Incentive Plan.

         (5) Represents commissions earned from customer accounts for which the individual is a designated account representative.

         (6) Represents bonuses paid under our Annual Incentive Bonus Plan and Special Performance Incentive Plan as follows:

                               Annual Incentive ($)                  Special Performance ($)
                               --------------------                  -----------------------
         Rosenstock                   821,128                                959,244
         Zeitchick                    821,128                              1,660,889
         Mangone                      821,128                              1,660,889
         Berland                      821,128                                959,244

(7) Represents commissions earned from customer accounts for which the individual is a designated account representative, together with override commissions earned in the following amounts: Rosenstock - $39,841, Zeitchick - $67,925, Mangone - $67,925 and Berland - $39,881.

(8)      Represents override commissions.

(9) Represents $108,534 of commissions earned from customer accounts for which Mr. Zeitchick is a designated account representative and $852,303 of override commissions.

(10) Represents $105,738 of commissions earned from customer accounts for which Mr. Mangone is a designated account representative and $852,303 of override commissions.

(11) Represents salary earned by Mr. Berland as our chairman of the board and chief executive officer through May 7, 2001. In connection with the stock purchase agreement through which Ladenburg Thalmann & Co. became our wholly owned subsidiary, we entered into an amendment to Mr. Berland's employment agreement which called for Mr. Berland to only be employed by Ladenburg Capital Management.

COMPENSATION ARRANGEMENTS FOR CURRENT EXECUTIVE OFFICERS

         Victor Rivas is currently employed by us as our president and chief executive officer until August 2004 under an employment agreement with Ladenburg Thalmann & Co. The employment agreement provides for an annual base salary of $500,000 subject to periodic increases as determined by our board of directors or our compensation committee. The agreement also provides for a guaranteed minimum annual bonus of $500,000. Mr. Rivas is entitled to participate in our Annual Incentive Bonus Plan and receive an override (as defined in our Special Performance Incentive Plan) in accordance with the terms of each plan. However, our compensation committee may limit Mr. Rivas' participation in the plans so that:

- he may not receive in excess of 32.5% of the bonus pool available under the Bonus Plan; and

- he may not receive an override in excess of a certain percentage of our total consolidated revenues earned in each year of the agreement ranging from 0.6167% for revenues up to $150,000,000 to 0.5% for revenues over $270,000,000.

The agreement also provides that Mr. Rivas will not compete with us or our subsidiaries for a period of one year from the date of his termination.

         In connection with the agreement, we granted Mr. Rivas an option to purchase 1,000,000 shares of our common stock. The option was granted under our 1999 Performance Equity Plan and is exercisable at a price of $3.05 per share. The options vest in three annual installments commencing on May 7, 2002 and expire on May 7, 2011. The options provide that if a change of control occurs, all options not yet vested will vest and become immediately exercisable.

         Mr. Rosenstock is currently employed by us as our vice chairman and chief operating officer until August 2004 under an employment agreement with us and Ladenburg Capital Management. The agreement provides for an annual base salary of $340,000 subject to periodic increases as determined by our board of directors or our compensation committee. Mr. Rosenstock is entitled to participate in the Bonus Plan and receive an override under the Incentive Plan in accordance with the terms of each plan. However, our compensation committee may limit Mr. Rosenstock's participation in the plans so that:

         - he may not receive in excess of 22.5% of the bonus pool available under the Bonus Plan; and

         - he may not receive an override in excess of a certain percentage of our total consolidated revenues earned in each year of the agreement ranging from 0.2200% for revenues up to $150,000,000 to 0.1784% for revenues over $270,000,000.

         Mr. Rosenstock is also entitled to receive 0.25% of all retail and institutional brokerage commissions generated from certain specified brokers employed at Ladenburg Capital Management's offices located in Bethpage, New York and New York, New York (Cortlandt Street). The agreement also provides that Mr. Rosenstock will not compete with us or our subsidiaries for a period of one year from the date of his termination.

         Messrs. Zeitchick and Mangone are currently employed by us as executive vice presidents until August 2004 under employment agreements with us and Ladenburg Capital Management. Each of these officers receive an annual base salary of $90,000 subject to periodic increases as determined by our board of directors or our compensation committee. Pursuant to the agreements, Messrs. Zeitchick and Mangone are entitled to participate in our Bonus Plan and receive an override under the Incentive Plan in accordance with the terms of each plan. However, our compensation committee may limit each of their participation in the plans so that:

         - neither may receive in excess of 22.5% of the bonus pool available under the Bonus Plan; and

         - neither may receive an override in excess of a certain percentage of our total consolidated revenues earned in each year of the agreement ranging from 0.5067% for revenues up to $150,000,000 to 0.4108% for revenues over $270,000,000.

         The agreements also provide that neither will not compete with us or our subsidiaries for a period of one year from the date of their respective terminations.

         Joseph Berland, our former chairman of the board and chief executive officer, was previously employed by us and Ladenburg Capital Management pursuant to a five-year employment agreement dated August 24, 1999. On February 8, 2001, we entered into an amendment to Mr. Berland's agreement that provided for him to no longer be employed by us. However, he will continue to be employed by Ladenburg Capital Management as its executive vice president of corporate finance at an annual base salary of $150,000. The agreement provides that Mr. Berland will not compete with us or our subsidiaries for a period of one year from the date of his termination, but allows him to deal with any of his prior or then existing customers or clients without any restriction.

COMPENSATION ARRANGEMENTS FOR DIRECTORS

         Directors who are employees of ours receive no cash compensation for serving as directors. We pay our non-employee directors an annual fee of $12,000, payable in quarterly installments, for their service on our board of directors. Additionally, we grant our non-employee directors ten-year options under our 1999

Performance Equity Plan to purchase 20,000 shares of our common stock at fair market value on the date of grant. On May 7, 2001, we granted to each of Messrs. Lorber, LeBow, Frost, Beinstein and Eide a ten-year option to purchase 20,000 shares of common stock at an exercise price of $3.05 per share, which options vest in full on May 7, 2002. On January 10, 2002, we granted Mr. Lampen a ten-year option to purchase 20,000 shares of common stock at an exercise price of $0.88 per share, which options vest in full on January 10, 2003. All of our directors are reimbursed for their costs incurred in attending meetings of the board of directors or of the committees on which they serve.

OPTION GRANTS

         The following table represents the stock options granted in the fiscal year ended December 31, 2001, to the Named Executive Officers.

----------------------------------------------------------------------------------------------------------------------
                                                 STOCK OPTION GRANTS IN 2001
----------------------------------------------------------------------------------------------------------------------
                         NUMBER OF
                         SECURITIES        PERCENT OF TOTAL
                         UNDERLYING       OPTIONS GRANTED TO      EXERCISE
   NAME OF                OPTIONS            EMPLOYEES IN         PRICE OF         EXPIRATION      GRANT DATE PRESENT
  EXECUTIVE              GRANTED (#)       FISCAL YEAR (%)       OPTIONS ($)         DATE              VALUE(1)($)
----------------------------------------------------------------------------------------------------------------------
Victor M. Rivas          1,000,000(2)              66.0              3.05           5/7/11               $2,610,000
----------------------------------------------------------------------------------------------------------------------

         (1) The estimated present value at grant date of the options granted to Mr. Rivas has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 83.58%, a risk-free rate of 4.884%, an expected life of 10 years, a dividend rate of 0%, and no forfeiture. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."
         (2) These options become exercisable in three annual installments beginning on May 7, 2002.

         The following table sets forth the fiscal year-end option values of outstanding options at December 31, 2001, and the dollar value of unexercised, in-the-money options for our Named Executive Officers. There were no stock options exercised by any of the Named Executive Officers in 2001.

-------------------------------------------------------------------------------------------------------------------
                                      AGGREGATED FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------
                                  NUMBER OF SECURITIES UNDERLYING                DOLLAR VALUE OF UNEXERCISED
                                       UNEXERCISED OPTIONS AT                      IN-THE-MONEY OPTIONS AT
                                          FISCAL YEAR END:                            FISCAL YEAR END:
                               ------------------------------------------------------------------------------------
NAME                           EXERCISABLE (#)      UNEXERCISABLE (#)      EXERCISABLE ($)       UNEXERCISABLE ($)
-------------------------------------------------------------------------------------------------------------------
Victor M. Rivas                       0                1,000,000                 -0-                    -0-
-------------------------------------------------------------------------------------------------------------------
Richard J. Rosenstock               67,131                32,869                 -0-                    -0-
-------------------------------------------------------------------------------------------------------------------
Mark Zeitchick                      73,845                26,155                 -0-                    -0-
-------------------------------------------------------------------------------------------------------------------
Vincent A. Mangone                  73,845                26,155                 -0-                    -0-
-------------------------------------------------------------------------------------------------------------------
Joseph Berland                      67,131                32,869                 -0-                    -0-
-------------------------------------------------------------------------------------------------------------------

ANNUAL INCENTIVE BONUS PLAN

         On August 23, 1999, our shareholders adopted the Annual Incentive Bonus Plan, which is a performance-based compensation plan for our executive officers and other key employees. The plan is administered by our compensation committee and is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code. Under this plan, bonuses are paid to participants selected by our compensation committee if performance targets established by our compensation committee are met within the specified performance periods. For the fiscal year ended December 31, 2001 and for the fiscal year ending December 31, 2002, our compensation committee determined that participating employees would share in a bonus pool equal to a percentage of our net income before taxes and before the accrual of compensation payable under this plan provided that we achieve a specified return on equity before taxes at the end of the fiscal year. The maximum award payable annually to any participant under this plan is limited to a percentage of the bonus pool created and is subject to the maximum limit of $5,000,000 for any person. The maximum award available to Victor M. Rivas under the Plan is limited to 32.5% of the Pool and the maximum award available to any other participant under the plan is limited to 22.5% of the Pool. No awards were made under the Bonus Plan for fiscal 2001 to Messrs. Rivas, Rosenstock, Zeitchick and Mangone, the participants in the Bonus Plan. The compensation committee has selected these same persons to participate in the Bonus Plan for fiscal 2002.

SPECIAL PERFORMANCE INCENTIVE PLAN

         On August 23, 1999, our shareholders adopted our Special Performance Incentive Plan. The Special Performance Incentive Plan is similar in nature to the Annual Incentive Bonus Plan in seeking to provide performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. Executive officers and key employees selected by our compensation committee may receive bonuses upon reaching performance targets established by our compensation committee within specific performance periods, which performance targets may be based upon one or more selected business criteria. For the fiscal year ended December 31, 2001 and for the fiscal year ending December 31, 2002, the compensation committee has determined that participants are entitled to receive an incentive award that is based on our total consolidated revenues provided that specified commission levels are achieved. Awards are payable monthly, based on the average monthly revenues to such date. However, final awards reflecting the performance for the last month of the fiscal period and the fiscal period overall are not paid until all financial results for the year are reconciled and the compensation committee has approved and certified that the established performance requirements have been achieved. The maximum award payable for any fiscal period to any participant is the lesser of $5,000,000 or a set percentage for the individual participants as disclosed elsewhere in this report. Messrs. Rivas, Rosenstock, Zeitchick, Mangone and Berland received bonuses under the Incentive Plan for fiscal 2001 as disclosed in the Summary Compensation table above. The compensation committee has determined that Messrs. Rivas, Rosenstock, Zeitchick and Mangone will be entitled to participate in the Incentive Plan for fiscal 2002.

1999 PERFORMANCE EQUITY PLAN

         On August 23, 1999, our shareholders adopted the 1999 Performance Equity Plan covering 3,000,000 shares of our common stock, under which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. On May 7, 2001, our shareholders approved an amendment increasing the number of shares available for issuance under the plan to 5,500,000 shares. The Performance Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until May 26, 2009. The plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our compensation committee. To the extent permitted under the provisions of the plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information at December 31, 2001 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                            NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF        EXERCISE PRICE OF       EQUITY COMPENSATION PLANS (EXCLUDING
                                    OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,       SECURITIES REFLECTED IN THE FIRST
PLAN CATEGORY                       WARRANTS AND RIGHTS         WARRANTS AND RIGHTS                     COLUMN)
--------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders             2,912,104                     $3.16                           2,587,896
--------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not
Approved by Security Holders              200,000                      $1.00                                 -0-
--------------------------------------------------------------------------------------------------------------------------------

         On August 31, 2001, New Valley and Frost-Nevada each loaned us $1,000,000. As consideration for the loans, we issued to each of them a five-year, immediately exercisable warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share. These two warrants are our only equity compensation "plans" not approved by our shareholders.

COMPENSATION COMMITTEE INTERLOCKS AND PARTICIPATION

         Our compensation committee is comprised of Messrs. Lorber, Beinstein and Eide. None of these individuals served as officers of ours or of our subsidiaries.

         Victor M. Rivas, our president and chief executive officer, serves as a member of New Valley's board of directors, of which Mr. Lorber is president, chief operating officer and a director. Additionally, Bennett S. LeBow, New Valley's chairman of the board of directors and chief executive officer, and Richard J. Lampen, New Valley's executive vice president, general counsel and director, are members of our board of directors. New Valley's board of directors does not have a separate compensation committee and acts on compensation matters as an entire body.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 25, 2002 with respect to the beneficial ownership of our common stock by (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) the Named Executive Officers and
(iv) all of our current directors and executive officers as a group. Except as otherwise stated, the business address of each of the below listed persons is c/o Ladenburg Thalmann Financial Services Inc., 590 Madison Avenue, 34th Floor, New York, New York 10022.

                                                         AMOUNT AND NATURE OF                PERCENT OF CLASS
NAME OF BENEFICIAL OWNER                                BENEFICIAL OWNERSHIP(1)            OF VOTING SECURITIES
------------------------                                -----------------------            --------------------
Phillip Frost, M.D. (2)                                       8,025,441 (3)                       16.5%
Berliner Effektengesellschaft AG (4)                          5,575,556 (5)                       13.0%
Bennett S. LeBow                                              4,378,715 (6)                       10.4%
Richard J. Rosenstock                                         3,756,377 (7)                       8.9%
New Valley Corporation (8)                                    3,944,216 (9)                       8.6%
Carl C. Icahn (10)                                            3,396,258 (11)                      8.1%
Howard M. Lorber                                              1,523,430 (12)                      3.6%
Mark Zeitchick                                                1,488,056 (13)                      3.5%
Vincent Mangone                                               1,488,056 (14)                      3.5%
Victor M. Rivas                                                 333,333 (15)                        *
Joseph Berland (16)                                              67,131 (17)                        *
Richard J. Lampen                                                38,367 (18)                        *
Robert J. Eide                                                   31,367 (19)                        *
Henry C. Beinstein                                               31,361 (20)                        *
J. Bryant Kirkland III                                           17,265                             *
All directors and executive officers as a group              21,111,768 (21)                      42.8%
(11 persons)

--------------

(*)      Less than 1 percent.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the shareholders is based upon numbers reported by the owner in documents publicly filed with the SEC, publicly available information or information made known to us. Except as otherwise indicated, all of the shares of common stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

(2) The business address of Dr. Frost is c/o IVAX Corporation, 4400 Biscayne Boulevard, Miami, Florida 33137.

(3) Represents (i) 1,407,966 shares of common stock held by Frost Gamma Limited Partnership, a Nevada limited partnership, (ii) 6,497,475 shares of common stock issuable upon conversion of a senior convertible promissory note held by Frost-Nevada, Limited Partnership, a Nevada limited partnership, (iii) 100,000 shares of common stock issuable upon exercise of immediately exercisable warrants held by Frost-Nevada, Limited Partnership and (iv) 20,000 shares of common stock issuable upon exercise of options held by Dr. Frost that will become exercisable within the next 60 days. Dr. Frost is the sole limited partner of Frost Gamma Limited Partnership and is the sole shareholder of Frost Gamma Inc., the general partner of Frost Gamma Limited Partnership. Dr. Frost is also the sole limited partner of Frost-Nevada, Limited Partnership and is the sole shareholder of Frost-Nevada Corporation, the general partner of Frost-Nevada, Limited Partnership. Record ownership of these shares may be transferred from time to time among Dr. Frost and, in addition to other entities that he may control, any or all of Frost Gamma Limited Partnership, Frost Gamma Inc., Frost-Nevada, Limited Partnership and Frost-Nevada Corporation. Accordingly, solely for purposes of reporting beneficial ownership of these shares pursuant to Section 13(d) of the Exchange Act, each of these parties will be deemed to be the beneficial owner of the shares held by any other of the parties. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on September 10, 2001 as well as from information made known to us.

(4) The business address for Berliner Effektengesellschaft AG is Kurfustendamm 119, 10711 Berlin, Germany.

(5) Includes 955,055 shares of common stock issuable upon conversion of a senior convertible promissory note held by Berliner.

(6) Represents (i) 758,205 shares of common stock held directly by Mr. LeBow, (ii) 3,325,200 shares of common stock held by LeBow Gamma Limited Partnership, a Nevada limited partnership, (iii) 110,336 shares of common stock held by LeBow Alpha LLLP, a Delaware limited liability limited partnership, (iv) 164,974 shares of common stock held by The Bennett and Geraldine LeBow Foundation, Inc., a Florida not-for-profit corporation and (v) 20,000 shares of common stock issuable upon exercise of options held by Mr. LeBow that will become exercisable within the next 60 days. LeBow Holdings Inc., a Nevada corporation, is the sole stockholder of LeBow Gamma Inc., a Nevada corporation, which is the general partner of LeBow Gamma Limited Partnership, and is the general partner of LeBow Alpha LLLP. Mr. LeBow is a director, officer and sole stockholder of LeBow Holdings Inc. and a director and officer of LeBow Gamma Inc. Mr. LeBow and family members serve as directors and executive officers of the Foundation. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on December 21, 2001 as well as from information made known to us.

(7) Represents 3,689,246 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, and 67,131 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock. Does not include 282,869 shares of common stock issuable upon exercise of options held by Mr. Rosenstock that are not currently exercisable and that will not become exercisable within the next 60 days.

(8) The business address for New Valley Corporation is 100 S.E. Second Street, Miami, Florida 33131.

(9) Represents (i) 3,844,216 shares of common stock issuable upon conversion of a senior convertible promissory note held by New Valley and (ii) 100,000 shares of common stock issuable upon exercise of immediately exercisable warrants held by New Valley.

(10) The business address for Mr. Icahn is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153.

(11) Represents (i) 2,148,725 shares of common stock held by High River Limited Partnership, (ii) 1,227,773 shares of common stock held by Tortoise Corp. and (iii) 19,760 shares of common stock held by Little Meadow Corp. Each of these entities are either directly or indirectly 100% owned by Mr. Icahn. As such, Mr. Icahn is in a position to directly and indirectly determine the investment and voting decisions made by these entities. Accordingly, Mr. Icahn may be deemed to be the beneficial owner of these shares for purposes of reporting beneficial ownership pursuant to Section 13(d) of the Exchange Act. However, Mr. Icahn disclaims beneficial ownership of these shares for all other purposes. The foregoing information was derived from a Schedule 13D filed with the SEC on December 28, 2001.

(12) Represents (i) 1,379,550 shares of common stock held directly by Mr. Lorber, (ii) 118,560 shares of common stock held by Lorber Alpha II Partnership, a Nevada limited partnership, (iii) 5,320 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation and (iv) 20,000 shares of common stock issuable upon exercise of options held by Mr. Lorber that will become exercisable within the next 60 days. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Mr. Lorber and family members serve as directors and executive officers of Lorber Charitable Fund and Mr. Lorber possesses shared voting power and shared dispositive power with the other directors of the fund with respect to the fund's shares of our common stock. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on December 21, 2001 as well as from information made known to us.

(13) Includes 73,845 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Zeitchick. Does not include 276,155 shares of common stock issuable upon exercise of options held by Mr. Zeitchick that are not currently exercisable and that will not become exercisable within the next 60 days.

(14) Represents (i) 1,414,211 shares of common stock held of record by The Vincent A. Mangone Revocable Living Trust Dated 11/5/96, of which Mr. Mangone is the sole trustee and beneficiary, and (ii) 73,845 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Mangone. Does not include 276,155 shares of common stock issuable upon exercise of options held by Mr. Mangone that are not currently exercisable and that will not become exercisable within the next 60 days.

(15) Includes 333,333 shares of common stock issuable upon exercise of options held by Mr. Rivas that will become exercisable within the next 60 days. Does not include 966,667 shares of common stock issuable upon exercise of options held by Mr. Rivas that are not currently exercisable and that will not become exercisable within the next 60 days.

(16) The business address for Mr. Berland is c/o Ladenburg Capital Management Inc., 1055 Stewart Avenue, Bethpage, New York 11714.

(17) Represents 67,131 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Berland. Does not include 32,869 shares of common stock issuable upon exercise of options held by Mr. Berland that are not currently exercisable and that will not become exercisable within the next 60 days.

(18) Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Lampen that are not currently exercisable and that will not become exercisable within the next 60 days.

(19) Includes 20,000 shares of common stock issuable upon exercise of options held by Mr. Eide that will become exercisable within the next 60 days.

(20) Includes (i) 823 shares of common stock held of record in the individual retirement account of Mr. Beinstein's spouse and (ii) 20,000 shares of common stock issuable upon exercise of options held by Mr. Beinstein that will become exercisable within the next 60 days.

(21) Includes (i) 648,154 shares of common stock issuable upon exercise of currently exercisable options or options that will become exercisable within the next 60 days, (ii) 100,000 shares of common stock issuable upon exercise of currently exercisable warrants and (iii) 6,497,475 shares of common stock issuable upon conversion of senior convertible promissory notes. See notes 3, 6, 7, 12, 13, 14, 15, 19 and 20. Excludes 1,821,846 shares of common stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days. See notes 7, 13, 14, 15 and 18.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On May 7, 2001, we consummated the stock purchase agreement, as amended, with New Valley Corporation, Berliner Effektengesellschaft AG and Ladenburg Thalmann & Co. in which we acquired all of the outstanding common stock of Ladenburg Thalmann & Co. As partial consideration for the common stock of Ladenburg Thalmann & Co., we issued:

         - 18,598,098 shares of common stock and $8.01 million aggregate principal amount of our senior convertible promissory notes, currently convertible into 3,844,216 shares of common stock, to New Valley; and

         - 4,620,501 shares of common stock and $1.99 million aggregate principal amount of our senior convertible promissory notes, currently convertible into 955,055 shares of common stock, to Berliner.

The stock purchase agreement provides that we may be required to issue an additional number of shares of common stock to New Valley and Berliner on or about May 7, 2003 pending a final resolution of all pre-closing litigation adjustments. Therefore, the final number of shares to be issued cannot be determined until May 7, 2003. We also paid New Valley and Berliner $8.01 million and $1.99 million in cash, respectively. The cash portion of the consideration paid to New Valley and Berliner was obtained pursuant to a loan agreement with Frost-Nevada, Limited Partnership under which Frost-Nevada provided us with $10 million in cash in exchange for $10 million aggregate principal amount of our senior convertible promissory notes, currently convertible into 6,497,475 shares of common stock.

         As a result of these transactions, the following individuals have become affiliated with us:

         - Howard M. Lorber, president and chief operating officer of New Valley, is now the chairman of our board of directors;

         - Bennett S. LeBow, chairman and chief executive officer of New Valley, is now a member of our board of directors;

         - Phillip Frost, M.D., the sole limited partner of Frost-Nevada, Limited Partnership and the sole shareholder of Frost-Nevada Corporation, the general partner of Frost-Nevada, Limited Partnership, is now a member of our board of directors;

         - Victor M. Rivas, chairman and chief executive officer of Ladenburg Thalmann & Co. and a member of the board of directors of New Valley, is now our president and chief executive officer;

         - J. Bryant Kirkland III, vice president, treasurer and chief financial officer of New Valley, is now our chief financial officer;

         - Richard J. Lampen, executive vice president, general counsel and a member of the board of directors of New Valley, is now a member of our board of directors;

         - Henry C. Beinstein, a member of the board of directors of New Valley, is now a member of our board of directors; and

         - Robert J. Eide, a member of the board of director of Vector Group, the parent of New Valley, is now a member of our board of directors.

         Upon becoming members of our board of directors, each of Messrs. Lorber, LeBow, Frost, Beinstein and Eide were granted a ten-year option to purchase 20,000 shares of common stock at $3.05 per share under our 1999 Performance Equity Plan. The options vest in full on May 7, 2002. In connection with Mr. Rivas becoming our president and chief executive officer, we granted Mr. Rivas an option to purchase 1,000,000 shares of common stock at $3.05 per share under our 1999 Performance Equity Plan. The option vests in three equal annual installments commencing on May 7, 2002. The option also provides that if a change of control occurs, the portion of the option not yet vested will vest and become immediately exercisable.

         The notes issued to New Valley and Berliner bear interest at a rate of 7.5% per year, payable quarterly, and are secured by a pledge of the shares of common stock of Ladenburg Thalmann & Co. The notes are convertible, in whole or in part, at any time, into that number of shares of common stock determined by dividing the principal and interest to be converted by the "conversion price." The "conversion price" is $2.0836498 and is subject to anti-dilution adjustment for stock splits, dividends and other similar events. The conversion price is also subject to adjustment on or about May 7, 2003 in the same manner as the number of shares we issued to New Valley and Berliner described above. Additionally, if, during any period of 20 consecutive trading days, the closing sale price of our common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock at the conversion price then in effect. The notes also provide that if a change of control occurs, as defined in the notes, we must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

         The note issued to Frost-Nevada has the same terms as the notes issued to New Valley and Berliner, except that the conversion price of the note is $1.5390594 and pays interest at a rate of 8.5% per year. The note issued to Frost-Nevada is also secured by a pledge of the shares of common stock of Ladenburg Thalmann & Co.

         Concurrently with the closing of the stock purchase agreement, New Valley purchased 3,945,060 of our common stock at $1.00 per share from Joseph Berland, our former chairman and chief executive officer. Additionally, on the same date, Frost-Nevada purchased a total of 550,000 shares of our common stock at $1.00 per share from Richard Rosenstock, our vice chairman and chief operating officer, Mark Zeitchick and Vincent Mangone, our executive vice presidents, and David Thalheim, our former administrator. In connection with these sales, our board waived lock-up agreements between us and the individuals in which the individuals had agreed that they would not, without our board's prior written consent, sell, transfer or otherwise dispose of any of their shares of our common stock until August 2001.

         Prior to the consummation of the foregoing transactions, New Valley maintained office space at Ladenburg Thalmann & Co.'s principal offices. In connection with the consummation of the transactions, New Valley entered into a license agreement with Ladenburg Thalmann & Co. in which New Valley will continue to occupy this space at no cost to New Valley. The license agreement is for one year and is automatically renewed for successive one year periods unless terminated by New Valley.

         Since June 2001, an executive officer of New Valley has served as our Chief Financial Officer and amounts for his services, which were deemed immaterial, were not allocated from New Valley to us in 2001.

         On August 31, 2001, New Valley and Frost-Nevada each loaned us $1,000,000. The loans were evidenced by promissory notes that matured on the earlier of February 28, 2002 and the next business day after we received our federal income tax refund for the fiscal year ending September 30, 2001. The promissory notes bore interest at the Prime Rate as published in the Wall Street Journal plus 1%. The promissory notes stated that we would not, so long as any amount under the notes remained outstanding and unpaid, incur or assume any indebtedness that was not subordinated in all respects to the notes without the prior written consent of the holder. As consideration for the loans, we issued to each of New Valley and Frost-Nevada a five-year, immediately exercisable warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share. These loans were repaid in January 2002.

         On March 27, 2002, we borrowed $2,500,000 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of June 30, 2002 or the completion of one or more equity financings where we receive at least $5,000,000 in total proceeds. We may from time to time borrow additional funds on a short-term basis from New Valley or other of our shareholders in order to supplement the liquidity of our broker-dealer operations.

         Several members of the immediate families of our executive officers and directors are employed as registered representatives of Ladenburg Capital Management. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. Oscar Sonkin and Richard Sonkin, the father-in-law and brother-in-law, respectively, of Richard
J. Rosenstock, received $104,131 and $149,704, respectively, in compensation during the fiscal year ended December 31, 2001. Steven Zeitchick, the brother of Mark Zeitchick, received $136,140 in compensation during the fiscal year ended December 31, 2001. It is anticipated that each of these individuals will receive in excess of $60,000 in compensation for the fiscal year ending December 31, 2002.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1):  Index to 2001 Consolidated Financial Statements

         The Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 22, 2002, appear beginning on page F-1 of this report.

         (a)(2):  Financial Statement Schedules

         Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (a)(3):  Exhibits Filed

         The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K.

                                  EXHIBIT INDEX

                                                                     Incorporated
Exhibit                                                               By Reference        No. in
Number           Description                                         from Document        Document         Page
-------          -----------                                         -------------        --------         ----
2.1              Agreement and Plan of Merger, dated May 27, 1999          A                2.1             --

3.1              Articles of Incorporation                                 B                3.1             --

3.2              Articles of Amendment to the Articles of                  C                3.2             --
                 Incorporation, dated August 24, 1999

3.3              Bylaws                                                    B                3.2             --

4.1              Form of common stock certificate                          B                4.1             --

4.2              Form of Warrant Agreement between the Company             B                4.2             --
                 and Cardinal Capital Management, Inc.
                 (including the form of Warrant Certificate).

4.3              Form of Senior Convertible Promissory Note, as            D                4.2             --
                 amended, dated May 7, 2001, issued to New
                 Valley Capital Corporation and Berliner
                 Effektengesellschaft AG

4.4              Senior Convertible Promissory Note, as                    D                4.3             --
                 amended, dated May 7, 2001, issued to
                 Frost-Nevada, Limited Partnership

                                                                     Incorporated
Exhibit                                                               By Reference       No. in
Number           Description                                         from Document      Document          Page
-------          -----------                                         -------------     -----------        ----
4.5              Form of Promissory Note, dated August 31,                 D                4.4             --
                 2001, issued to New Valley Corporation and
                 Frost-Nevada, Limited Partnership

10.1             Agreement of Lease, dated December 20, 1996,              C                10.1            --
                 between the Company and Briarcliffe College,
                 Inc.

10.2             Standard Form of Office Lease, dated August 3,            C                10.2            --
                 1999, between the Company and Mayore Estates
                 LLC and 80 Lafayette LLC, together with
                 Amendment, dated August 19, 1999.

10.3             Agreement for Securities Clearance Services,              C                10.3            --
                 dated April 30, 1985, between Ladenburg
                 Capital Management Inc. and Bear Stearns.

10.4             1999 Performance Equity Plan(*)                           E            Exhibit "C"         --

10.5             Annual Incentive Bonus Plan(*)                            E            Exhibit "D"         --

10.6             Special Performance Incentive Plan*                       E            Exhibit "E"         --

10.7             Form of Employment Agreement, dated August 24,            E            Exhibit "F"         --
                 1999, between the Company and certain
                 employees(*)

10.7.1           Schedule of Employment Agreements in the form             C               10.7.1           --
                 of Exhibit 10.7, including material detail in
                 which such documents differ from Exhibit 10.7(*)

10.8             Form of Stock Option Agreement, dated August              F                10.8            --
                 24, 1999, between the Company and certain
                 employees(*)

10.8.1           Schedule of Stock Option Agreements in the                F               10.8.1           --
                 form of Exhibit 10.8, including material
                 detail in which such documents differ from
                 Exhibit 10.8(*)

10.9             Form of Stock Option Agreement, dated December            F                10.9            --
                 13, 1999, between the Company and certain
                 directors(*)

                                                                     Incorporated
Exhibit                                                               By Reference       No. in
Number           Description                                         from Document      Document          Page
-------          -----------                                         -------------     -----------        ----
10.9.1           Schedule of Stock Option Agreements in the                F               10.9.1           --
                 form of Exhibit 10.9, including material
                 detail in which such documents differ from
                 Exhibit 10.9(*)

10.10            Form of Stock Option Agreement, dated December            F               10.10            --
                 13, 1999, between the Company and Diane
                 Chillemi(*)

10.11            Stock Purchase Agreement, dated February 8,               G             Appendix A         --
                 2001, by and among the Company, New Valley
                 Corporation, New Valley Capital Corporation,
                 Berliner Effektengesellschaft AG and Ladenburg
                 Thalmann & Co. Inc.

10.12            Stock Purchase Agreement, dated as of February            H                4.2             --
                 8, 2001, by and between Ladenburg Thalmann
                 Group Inc., Joseph Berland Revocable Living
                 Trust Dated 4/16/97 and Joseph Berland

10.13            Form of Stock Purchase Agreement, dated as of             H                4.3             --
                 February 8, 2001, by and between (A) each of
                 (i) The Richard J. Rosenstock Revocable Living
                 Trust Dated 3/5/96, Richard J. Rosenstock,
                 (ii) The Vincent A. Mangone Revocable Living
                 Trust Dated 11/5/96, Vincent A. Mangone, (iii)
                 Mark Zeitchick and (iv)The David Thalheim
                 Revocable Living Trust Dated 3/5/96, David
                 Thalheim and (B) Frost-Nevada, Limited
                 Partnership

10.14            Proxy and Voting Agreement, dated as of                   G             Appendix E         --
                 February 8, 2001, among New Valley
                 Corporation, Ladenburg Thalmann Group Inc.,
                 Berliner Effektengesellschaft AG, the Company
                 and the individual shareholders listed on
                 Schedule A attached thereto

10.15            Loan Agreement, dated as of February 8, 2001,             G             Appendix C         --
                 between  the Company and Frost-Nevada, Limited
                 Partnership

                                                                     Incorporated
Exhibit                                                               By Reference       No. in
Number           Description                                         from Document       Document         Page
-------          -----------                                         -------------      -----------       ----
10.16            Investor Rights Agreement, dated as of                    G             Appendix G        --
                 February 8, 2001, among the Company, New
                 Valley Corporation, New Valley Capital
                 Corporation, Berliner Effektengesellschaft
                 AG,  Frost-Nevada, Limited Partnership and the
                 Principals

10.17            Form of Pledge and Security Agreement, dated              H                10.2           --
                 as of February 8, 2001, between the Company,
                 Ladenburg Thalmann Group Inc., Berliner
                 Effektengesellschaft AG, Frost-Nevada, Limited
                 Partnership and U.S. Bank Trust National
                 Association

10.18            Employment Agreement, dated as of February 8,             H                10.3           --
                 2001, between Ladenburg Thalmann & Co. Inc.
                 and Victor Rivas*

10.19            First Amendment to the Employment Agreement,              H                10.4           --
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Joseph
                 Berland*

10.20            First Amendment to the Employment Agreement,              H                10.5           --
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Richard
                 J. Rosenstock*

10.21            First Amendment to the Employment Agreement,              H                10.6           --
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Vincent
                 A. Mangone*

10.22            First Amendment to the Employment Agreement,              H                10.7           --
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Mark
                 Zeitchick*

10.23            First Amendment to the Employment Agreement,              H                10.8           --
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and David
                 Thalheim*

                                                                     Incorporated
Exhibit                                                               By Reference       No. in
Number           Description                                         from Document      Document          Page
-------          -----------                                         -------------     -----------        ----
10.24            Form of Guarantee Agreement, dated February 8,            H                10.9           --
                 2001, between (A) each of (i) Joseph Berland,
                 (ii) Richard J. Rosenstock, (iii) Vincent A.
                 Mangone, (iv) Mark Zeitchick and (v) David
                 Thalheim and (B) the Company

10.25            Form of Escrow Agreement, dated as of February            H               10.10           --
                 8, 2001, between the Company, Berliner
                 Effektengesellschaft AG and Continental Stock
                 Transfer & Trust Company

10.26            Amendment No. 1 to Stock Purchase Agreement,              I             Appendix A        --
                 dated February 8, 2001, by and among the
                 Company, New Valley Corporation, New Valley
                 Capital Corporation, Berliner
                 Effektengesellschaft AG and Ladenburg Thalmann
                 & Co. Inc.

10.27            Amendment No. 1 to Loan Agreement, dated as of            I             Appendix C        --
                 February 8, 2001, between the Company and
                 Frost-Nevada, Limited Partnership

10.28            Second Amendment to the Employment Agreement,             J                10.2           --
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and David
                 Thalheim*

10.29            Stock Option Agreement, dated May 7, 2001,                K                10.1           --
                 between the Company and Victor M. Rivas*

10.30            Stock Option Agreement, dated as of May 7,                K                10.2           --
                 2001, between the Company and David Thalheim*

10.31            Form of Stock Option Agreement, dated as of               K                10.3           --
                 May 7, 2001, between the Company and certain
                 directors

10.31.1          Schedule of Stock Option Agreements in the                K               10.3.1          --
                 form of Exhibit 10.31, including material
                 detail in which such documents differ from
                 Exhibit 10.31

                                                                     Incorporated
Exhibit                                                               By Reference       No. in
Number           Description                                         from Document      Document          Page
-------          -----------                                         -------------     -----------        ----
10.32            Amendment No. 2 to Stock Purchase Agreement,              D                4.1            --
                 dated February 8, 2001, by and among the
                 Company, New Valley Corporation, New Valley
                 Capital Corporation, Berliner
                 Effektengesellschaft AG and Ladenburg Thalmann
                 & Co. Inc.

10.33            Amendment No. 2 to Loan Agreement, dated as of            D                10.1           --
                 February 8, 2001, between the Company and
                 Frost-Nevada, Limited Partnership

10.34            Second Amendment to the Employment Agreement,             D                10.2           --
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Richard J. Rosenstock*

10.35            Second Amendment to the Employment Agreement,             D                10.3           --
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Mark Zeitchick*

10.36            Second Amendment to the Employment Agreement,             D                10.4           --
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Vincent A. Mangone*

10.37            Second Amendment to the Employment Agreement,             D                10.5           --
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Joseph Berland*

10.38            Form of Warrant issued to New Valley                      D                10.6           --
                 Corporation and Frost-Nevada, Limited
                 Partnership

10.39            Letter Amendment to Investor Rights Agreement,            D                10.7           --
                 dated as of February 8, 2001, among the
                 Company, New Valley Corporation, New Valley
                 Capital Corporation, Berliner
                 Effektengesellschaft AG,  Frost-Nevada,
                 Limited Partnership and the Principals

                                                                     Incorporated
Exhibit                                                               By Reference       No. in
Number           Description                                         from Document      Document          Page
-------          -----------                                         -------------     -----------        ----
10.40            Stock Option Agreement, dated as of January               L                10.2           --
                 10, 2002, between the Company and Richard J.
                 Lampen

10.41            Form of Stock Option Agreement, dated January             L                10.3           --
                 10, 2002, between the Company and each of
                 Victor M. Rivas, Richard J. Rosenstock, Mark
                 Zeitchick and Vincent A. Mangone*

10.41.1          Schedule of Stock Option Agreements in the                L               10.3.1          --
                 form of Exhibit 10.41, including material
                 detail in which such documents differ from
                 Exhibit 10.41*

21               List of Subsidiaries                                     --                --            Filed
                                                                                                         Herewith

23               Consent of PricewaterhouseCoopers LLP                    --                --            Filed
                                                                                                         Herewith

--------------

A.       Quarterly report on Form 10-QSB filed on August 16, 1999.

B.       Registration statement on Form SB-2 (File No. 333-31001).

C.       Annual report on Form 10-K for the year ended August 24, 1999.

D. Current report on Form 8-K/A, dated February 8, 2001 and filed with the SEC on September 10, 2001.

E. Definitive proxy statement relating to a special meeting of shareholders held on August 23, 1999.

F.       Annual report on Form 10-K for the year ended September 30, 2000.

G. Definitive proxy statement relating to annual meeting of shareholders held on May 7, 2001, filed March 28, 2001, as supplemented on April 2, 2001 and April 26, 2001.

H. Current report on Form 8-K, dated February 8, 2001 and filed with the SEC on February 21, 2001.

I. Second supplement to our definitive proxy statement dated April 26, 2001.

J. Current report on Form 8-K/A, dated February 8, 2001 and filed with the SEC on May 1, 2001.

K.       Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

L.       Registration statement on Form S-3 (File No. 333-81964).

(*)      Management Compensation Contract

          (b)     Reports on Form 8-K.

                  Company's Report on Form 8-K filed on December 7, 2001

                           Item 5.  Other events

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LADENBURG THALMANN FINANCIAL SERVICES INC.
                              (Registrant)

Dated: April 1, 2002
                              By: /s/ Victor M. Rivas
                                 ----------------------------------------------
                                 Name: Victor M. Rivas
                                 Title: President and Chief Executive Officer

                                POWER OF ATTORNEY

         The undersigned directors and officers of Ladenburg Thalmann Financial Services Inc. hereby constitute and appoint Howard M. Lorber, Victor M. Rivas and J. Bryant Kirkland III, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.

Signatures                          Title
----------                          ------

/s/ Victor M. Rivas                 President and Chief Executive Officer
-------------------------------     (Principal Executive Officer)
Victor M. Rivas


/s/ J. Bryant Kirkland III          Chief Financial Officer (Principal Financial
-------------------------------     Officer and Principal Accounting Officer)
J. Bryant Kirkland III


/s/ Henry C. Beinstein
------------------------------
Henry C. Beinstein                  Director


/s/ Robert J. Eide                  Director
------------------------------
Robert J. Eide


/s/ Phillip Frost, M.D.             Director
------------------------------
Phillip Frost, M.D.


/s/ Richard J. Lampen               Director
------------------------------
Richard J. Lampen


/s/ Bennett S. LeBow                Director
------------------------------
Bennett S. LeBow


/s/ Howard M. Lorber                Director
-------------------------------
Howard M. Lorber


/s/ Vincent A. Mangone              Director
-------------------------------
Vincent A. Mangone


/s/ Richard J. Rosenstock           Director
------------------------------
Richard J. Rosenstock


/s/ Mark Zeitchick
------------------------------
Mark Zeitchick                      Director

                   LADENBURG THALMANN FINANCIAL SERVICES INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                      QUARTERS
                                                  ---------------------------------------------------------------------------------
                                                      1ST                    2ND                    3RD                    4TH
                                                  ------------           ------------           ------------           ------------
2001: (A)
     Revenues ..........................          $     18,910           $     21,168           $     18,079           $     35,796
     Expenses ..........................                19,274                 24,856                 26,492                 35,580
                                                  ------------           ------------           ------------           ------------

       (Loss) income before income taxes                  (364)                (3,688)                (8,413)                   216

     Net loss ..........................          $       (272)          $     (2,594)          $     (5,685)          $     (3,742)
                                                  ============           ============           ============           ============

Basic and diluted:
   Loss per Common Share ...............          $      (0.01)          $      (0.07)          $      (0.14)          $      (0.09)
                                                  ============           ============           ============           ============

Basic and diluted weighted average
   Common Shares (b) ...................            34,647,170             39,025,348             42,025,211             42,025,211
                                                  ============           ============           ============           ============

2000: (A)
     Revenues ..........................          $     31,287           $     20,031           $     18,556           $     19,710
     Expenses ..........................                26,404                 19,868                 18,476                 21,432
                                                  ------------           ------------           ------------           ------------

       Income (loss) before income taxes                 4,883                    163                     80                 (1,722)

     Net income (loss) .................          $      3,547           $        859           $         27           $     (2,150)
                                                  ============           ============           ============           ============

Basic and diluted:
   Income (loss) per Common Share ......          $       0.10           $       0.02           $       0.00           $      (0.06)
                                                  ============           ============           ============           ============

Basic and diluted weighted average
   Common Shares (b) ...................            34,647,170             34,647,170             34,647,170             34,647,170
                                                  ============           ============           ============           ============


-----------------
(a) The financial data prior to May 7, 2001 reflect Ladenburg's financial results and the financial data afterwards reflect Ladenburg Thalmann Services financial results.

(b) All per share data prior to May 7, 2001 have been retroactively adjusted to reflect the number of equivalent shares received by the former stockholders of Ladenburg in the form of common stock, convertible notes and cash.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
                      ITEMS 8, 14(A)(1) AND (2), AND 14(D)

                          INDEX TO FINANCIAL STATEMENTS

          Financial Statements of the Registrant and its subsidiaries required to be included in Items 8, 14(a)(1) and (2), and 14(d) are listed below:


FINANCIAL STATEMENTS:


                                                                                                        Page
                                                                                                        ----
Ladenburg Thalmann Financial Services Inc. Consolidated Financial Statements

Report of Independent Certified Public Accounts...........................................               F-2

Ladenburg Thalmann Financial Services Inc. Consolidated Statements of Financial
     Condition as of December 31, 2001 and 2000...........................................               F-3

Ladenburg Thalmann Financial Services Inc. Consolidated Statements of Operations for
     the years ended December 31, 2001, 2000 and 1999.....................................               F-4

Ladenburg Thalmann Financial Services Inc. Consolidated Statements of Changes in
     Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999............               F-5

Ladenburg Thalmann Financial Services Inc. Consolidated Statements of Cash Flows for
     the years ended December 31, 2001, 2000 and 1999.....................................               F-6

Notes to the Consolidated Financial Statements............................................               F-8


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Ladenburg Thalmann Financial Services Inc.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the "Company") at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 22, 2002

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                               DECEMBER 31,
                                                                                        -------------------------
                                                                                         2001              2000
                                                                                        --------         --------

                                     ASSETS
Cash and cash equivalents ......................................................        $  8,136         $  3,928
Trading securities owned .......................................................          17,324           18,348
Due from affiliates ............................................................             262              347
Receivables from clearing brokers ..............................................          27,920           10,126
Exchange memberships owned, at historical cost .................................           1,505            1,505
Furniture and equipment, net of accumulated depreciation .......................           9,959            6,544
Restricted assets ..............................................................           2,610            2,598
Income taxes receivable ........................................................             499               --
Deferred tax assets ............................................................           3,339            2,050
Goodwill, net of accumulated amortization ......................................          18,762              176
Other assets ...................................................................           8,091            4,732
                                                                                        --------         --------

         Total assets ..........................................................        $ 98,407         $ 50,354
                                                                                        ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, not yet purchased .............................................        $ 12,404         $  3,570
Accrued compensation ...........................................................          11,078            7,142
Accounts payable and accrued liabilities .......................................           7,608            3,484
Deferred rent credit ...........................................................           7,189            5,724
Due to former parent, net ......................................................             434              134
Notes payable ..................................................................           2,000               --
Senior convertible notes payable ...............................................          20,000               --
Subordinated note payable ......................................................           2,500               --
                                                                                        --------         --------


         Total liabilities .....................................................          63,213           20,054
                                                                                        --------         --------

Commitments and contingencies ..................................................              --               --

Shareholders' equity:
     Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued              --               --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
       42,025,211 and 18,806,612 shares issued and outstanding .................               4                2
     Additional paid-in capital ................................................          56,168           38,983
     Accumulated deficit .......................................................         (20,978)          (8,685)
                                                                                        --------         --------

         Total shareholders' equity ............................................          35,194           30,300
                                                                                        --------         --------

         Total liabilities and shareholders' equity ............................        $ 98,407         $ 50,354
                                                                                        ========         ========



           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                               2001                2000                1999
                                                           ------------         -----------        ------------
REVENUES:
    Commissions ...................................        $     39,756         $    33,067        $     38,813
    Investment banking fees .......................              11,698              15,937               8,340
    Principal transactions, net ...................              30,662              28,275              19,722
    Dividends and interest ........................               4,100               5,241               3,546
    Syndications and underwritings ................                 652                 417               1,912
    Investment advisory fees ......................               4,283               3,109               2,826
    Other income ..................................               2,802               3,538               2,012
                                                           ------------         -----------        ------------

         Total revenues ...........................              93,953              89,584              77,171
                                                           ------------         -----------        ------------


EXPENSES:

    Compensation and benefits .....................              62,741              56,222              48,918
    Brokerage, communication and clearance fees ...              16,082               9,911               9,271
    Rent and occupancy ............................               6,658               5,596               5,356
    Depreciation and amortization .................               2,538               1,078               1,035
    Interest ......................................               1,666                 223                 914
    Other .........................................              16,517              10,342               8,613
                                                           ------------         -----------        ------------

         Total expenses ...........................             106,202              83,372              74,107
                                                           ------------         -----------        ------------

         (Loss) income before income taxes ........             (12,249)              6,212               3,064

Income tax expense ................................                  44               1,122                (942)
                                                           ------------         -----------        ------------

         Net (loss) income ........................        $    (12,293)        $     5,090        $      4,006
                                                           ============         ===========        ============

(Loss) income per Common Share (basic and diluted):
     Net (loss) income per Common Share ...........        $      (0.31)        $      0.15        $       0.12
                                                           ============         ===========        ============

Number of shares used in computation ..............          39,458,057          34,647,170          34,647,170
                                                           ============         ===========        ============



           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    COMMON       PAID-IN         ACCUMULATED
                                                    STOCK        CAPITAL           DEFICIT           TOTAL
                                                    ------       --------        -----------       --------
Balance, January 1, 1999 ....................        $  2        $ 32,654         $(17,781)        $ 14,875

Capital contribution ........................          --           7,500               --            7,500

Offset of receivable from former
     parent and affiliate ...................          --          (1,171)              --           (1,171)

Net income ..................................          --              --            4,006            4,006
                                                     ----        --------         --------         --------

Balance, December 31, 1999 ..................           2          38,983          (13,775)          25,210

Net income ..................................          --              --            5,090            5,090
                                                     ----        --------         --------         --------

Balance, December 31, 2000 ..................           2          38,983           (8,685)          30,300

Net loss ....................................          --              --          (12,293)         (12,293)

Issuance of warrants to note holders ........          --             154               --              154

Effect of LTS acquisition ...................           2          17,031               --           17,033
                                                     ----        --------         --------         --------

Balance, December 31, 2001 ..................        $  4        $ 56,168         $(20,978)        $ 35,194
                                                     ====        ========         ========         ========



           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                   2001            2000             1999
                                                                 --------         -------         --------
Cash flows from operating activities:
     Net (loss) income ..................................        $(12,293)        $ 5,090         $  4,006
     Adjustments to reconcile net (loss) income
         to net cash (used in) provided
         by operating activities:
     Depreciation and amortization ......................           2,538           1,078            1,035
     Amortization of deferred rent credit ...............             450             491              494
     Deferred taxes .....................................           1,397            (550)          (1,000)
     Issuance of warrants to note holders ...............             154              --               --

(Increase) decrease in operating assets:
     Securities owned ...................................           3,843          (2,641)          (3,490)
     Due from clearing brokers ..........................          (9,602)            777           11,659
     Advances to former parent and affiliates ...........              --            (178)            (762)
     Other assets .......................................           1,512            (746)             546

Increase (decrease) in operating liabilities:
     Securities sold, but not yet purchased .............           5,434          (4,055)           2,989
     Accrued compensation ...............................           3,561             138           (2,749)
     Accrued expenses and other liabilities .............             (75)           (542)             857
     Payable to former parent and affiliate .............             385             919               41
                                                                 --------         -------         --------

     NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIES ...........................          (2,696)           (219)          13,626
                                                                 --------         -------         --------

Cash flows from investing activities:
     Purchases of furniture, equipment
         and leasehold improvements .....................          (2,735)           (764)            (583)
     Cash received in LTS acquisition ...................           5,151              --               --
     Advances to affiliates .............................              --              --             (335)
                                                                 --------         -------         --------

     NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES ...........................           2,416            (764)            (918)
                                                                 --------         -------         --------

Cash flows from financing activities:
     Payments to Ladenburg stockholders .................         (10,000)             --               --
     Issuance of subordinated notes payable .............           2,500              --               --
     Issuance of promissory notes payable ...............           2,000              --               --
     Convertible note proceeds ..........................          10,000              --               --
     Change in restricted assets ........................             (12)             --               --
     Payment of subordinated liabilities ................              --              --          (10,000)
                                                                 --------         -------         --------

     NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES ...........................           4,488              --          (10,000)
                                                                 --------         -------         --------

Net increase (decrease) in cash and cash
     and cash equivalents ...............................           4,208            (983)           2,708
                                                                 --------         -------         --------

Cash equivalents, beginning of year .....................           3,928           4,911            2,203
                                                                 --------         -------         --------

     Cash and cash equivalents, end of year .............        $  8,136         $ 3,928         $  4,911
                                                                 ========         =======         ========

           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                   2001           2000        1999
                                                                 --------        -------    --------
Supplemental cash flow information:
     Interest paid ......................................        $    246         $223        $928
     Taxes paid .........................................             337           99          36

Supplemental disclosure of non-cash activity:

Detail of acquisition:
     Assets acquired, including cash.....................        $ 26,619         $    --         $     --
     Goodwill............................................          19,385              --               --
     Liabilities assumed, including minority interest....         (23,820)             --               --
     Increase to paid in Capital.........................         (17,033)             --               --
     Cash paid...........................................              --              --               --
                                                                 --------         -------         --------
     Net cash received in acquisition....................        $  5,151         $    --         $     --
                                                                 ========         =======         ========



           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company"), formerly known as GBI Capital Management Corp., and its wholly-owned subsidiaries. The subsidiaries of LTS include Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. ("Ladenburg Capital"), and Ladenburg Capital Fund Management Inc., formerly known as GBI Fund Management Corp. ("Ladenburg Fund Management").

      Ladenburg and its subsidiaries are registered broker-dealers in securities that clear their customers' transactions through correspondent clearing brokers on a fully disclosed basis. Ladenburg and its subsidiaries engage in various businesses of a broker-dealer including principal and agency trading and investment banking and underwriting activities.

      Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. The historical financial statements prior to May 7, 2001 are those of Ladenburg, and LTS has changed its fiscal year-end from September 30 to December 31. Pro forma information giving effect to the acquisition as if it took place on January 1, 2000 is included in Note 3 to these consolidated financial statements.

      Ladenburg was an indirect wholly owned subsidiary of New Valley Corporation ("New Valley") until December 23, 1999, when a minority stake in the Company was sold leaving its former parent with an indirect 80.1% ownership interest. On December 21, 2001, New Valley distributed its shares of LTS common stock to holders of New Valley common shares as a special dividend. See Note 3.

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated. The Company's subsidiaries primarily provide asset management services.

      ORGANIZATION

      Ladenburg is a full service-broker dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by the Securities and Exchange Commission ("SEC"), the New York Stock Exchange and National Association of Securities Dealers, Inc. ("NASD").

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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      At December 31, 2001, all of the securities owned and securities sold, not yet purchased, and the amount receivable from the clearing brokers reflected on the consolidated statements of financial condition are security positions with and amounts due from these clearing brokers.

      The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

      Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Gains and losses (both realized and unrealized) on securities transactions are included in principal transactions in the consolidated statements of operations.

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the adoption of SFAS No. 142, effective January 1, 2002, amortization of goodwill will be subjected to periodic assessments of impairment. Amortization expense related to goodwill was $623 for the year ended December 31, 2001.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of this statement.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company considers all highly liquid financial instruments with an original maturity of less than three months to be cash equivalents.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



      Securities owned and securities sold, but not yet purchased, which are traded on a national securities exchange or listed on Nasdaq are valued at the last reported sales prices of the year. Futures contracts are also valued at their last reported sales price. Securities owned, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management. Unrealized gains and losses resulting from changes in valuation are reflected in net gain on principal transactions. The carrying values of all other financial instruments approximate their fair values due to the relatively short-term nature of these instruments.

      Principal transactions, agency commissions and related clearing expenses are recorded on a trade-date basis.

      Investment banking and investment advisory fees are recorded when the earnings process is complete.

      Dividends are recorded on an ex-dividend date basis and interest is recorded on an accrual basis.

      Ladenburg and its former subsidiaries were included in the consolidated federal income tax return filed by New Valley prior to May 7, 2001 and are included in the consolidated federal income tax return filed by LTS commencing May 8, 2001. According to the tax sharing agreement formerly in effect with New Valley, federal income taxes were calculated as if the companies filed on a separate return basis and the amount of current tax or benefit calculated was either remitted to or received from the former parent. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2001 and December 31, 2000, the valuation allowance was $4,565 and $0, respectively.

      Depreciation of furniture and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lease term.

3.    LADENBURG TRANSACTION

      On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg for 23,218,599 shares of common stock, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of common stock. Upon closing, New Valley, the previous 80.1% owner of Ladenburg, acquired an additional 3,945,060 shares of LTS from the former chairman of LTS for $1.00 per share. Following completion of the transaction, the former stockholders of Ladenburg owned 64.6% and 59.9% of the common stock of LTS on a basic and fully diluted basis, respectively. On December 21, 2001, New Valley distributed its 22,543,158 shares of LTS common stock, a 53.6% interest, to holders of New Valley common shares through a special dividend. Following completion of the special dividend, New Valley continued to hold $8,010 principal amount of LTS's senior convertible promissory notes, convertible into 3,844,216 shares of LTS common stock, and a warrant to purchase 100,000 shares of LTS common stock at $1.00 per share. New Valley intends within a 12-month period from November 30, 2001 to distribute to its stockholders its remaining interests in LTS's common stock.

      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of common stock. These notes, together with the notes issued to the Ladenburg stockholders, are collateralized by a pledge of the Ladenburg stock.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available. Goodwill of $19,385 has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and was amortized during 2001 on the straight line basis over 20 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimates of fair value. The actual allocation may be different from preliminary allocation due to refinements in the estimate of the fair values of assets acquired and accrued liabilities assumed; however, such differences are not expected to be material.

      The preliminary allocation of the purchase price has been summarized in the following tables:

CALCULATION OF PURCHASE PRICE:

  Common stock ....................................        $ 32,912
  Stock options ...................................           1,422
  Transaction costs ...............................             407
                                                           --------

      Total purchase price ........................        $ 34,741
                                                           ========


PRELIMINARY ALLOCATION OF PURCHASE PRICE:

  Assets:
    LTS's assets ..................................        $ 26,619
    Goodwill ......................................          19,385

  Liabilities:
    LTS's liabilities .............................         (11,263)
                                                           --------

      Total purchase price ........................        $ 34,741
                                                           ========


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



      The following adjustments, which increased shareholders' equity by $17,033, were made to shareholders' equity to record the acquisition of
      LTS:

            - an increase in paid-in capital of $32,912 relating to the deemed issuance of 18,806,612 shares of LTS common stock at $1.75 per share to existing LTS stockholders;
            - an increase in shareholders' equity of $1,422 to recognize the value of 1,875,979 stock options outstanding at May 7, 2001 to LTS employees, based on a weighted average fair value of $0.76 per option. The fair value of the options was determined using the Black-Scholes option pricing model and was based on the following weighted-average assumptions: expected volatility of 85.93%; expected life of three years; a risk-free interest rate of 4.42%; and no expected dividend yield or forfeiture;
            - an increase of $2,700 in shareholders' equity principally relating to net operating losses acquired from New Valley in connection with Ladenburg's deconsolidation from New Valley's consolidated federal income tax group; and
            - a decrease of $20,000 in shareholders' equity relating to the issuance of $10,000 of convertible notes and the payment of $10,000 of cash to the former stockholders of Ladenburg.

      Pro forma information giving effect to the acquisition as if it took place on January 1 of each respective year is presented below:


YEAR
                                     YEAR ENDED DECEMBER 31,
                                   ---------------------------
                                      2001              2000
                                   ----------         --------
Revenues ..................        $  112,855         $201,623
                                   ==========         ========

Net (loss) income .........        $  (16,873)        $  7,889
                                   ==========         ========

Net (loss) ................        $    (0.40)        $   0.19
                                   ==========         ========


4.    SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

      The components of securities owned and securities sold, but not yet purchased as of December 31 are as follows:


                                                                      SECURITIES
                                                       SECURITIES   SOLD, BUT NOT
                                                         OWNED      YET PURCHASED
                                                       ----------   -------------
2001
Common stock ...................................        $ 15,735       $ 12,208
Equity and index options .......................              10             --
Municipal obligations ..........................               2             --
Corporate bonds ................................           1,577            196
                                                        --------       --------
                                                        $ 17,324       $ 12,404
                                                        ========       ========
2000
Common stock ...................................        $ 14,670          3,170
Equity and index options .......................             768            149
Government and government agency bonds .........             299             --
Municipal obligations ..........................              67             --
Corporate bonds ................................           2,544            251
                                                        --------       --------
                                                        $ 18,348       $  3,570
                                                        ========       ========


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      As of December 31, 2001 and 2000 approximately $17,324 and $15,451, respectively, of the securities owned are deposited with the Company's clearing brokers and pursuant to the agreements, the securities may be sold or re-hypothecated by the clearing brokers.

5.    NET CAPITAL REQUIREMENTS

      As registered broker-dealers, Ladenburg and Ladenburg Capital are subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Both Ladenburg and Ladenburg Capital have elected to compute their net capital under the alternative method allowed by these rules. At December 31, 2001, Ladenburg had net capital, as defined, of $2,741, which exceeded its minimum capital requirement of $1,000 by $1,741. At December 31, 2001, Ladenburg Capital had net capital, as defined, of $2,882, which exceeded its minimum capital requirement of $1,000 by $1,882.

      Both Ladenburg and Ladenburg Capital claim an exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through their correspondent brokers on a fully disclosed basis.

6.    FINANCIAL INSTRUMENTS

      In the normal course of its business, the Company enters into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased.

      Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk that may exceed the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time and are settled in cash. The Company generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Credit and market risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. The Company believes it mitigates the market risk of its option positions used for trading purposes because they are generally hedged transactions. As a writer of options, the Company receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option.

      The table below discloses the fair value at December 31, 2001 of these commitments.


                                               LONG      SHORT
                                             ------------------
AS OF DECEMBER 31, 2001:
Equity and index options ............        $  10        $  --
Financial futures contracts .........          477          508

AS OF DECEMBER 31, 2000:
Equity and index options ............        $ 768        $ 149
Financial futures contracts .........           --          133


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      For the years ended December 31, 2001, 2000 and 1999, the net gain arising from options and futures contracts without regard to the benefit derived from market risk reduction was $366, $1,186 and $1,421, respectively. The measurement of market risk is meaningful only when all related and offsetting transactions are taken into consideration.

      The Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2001 and 2000 at market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 2001.

7.    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Components of furniture, equipment and leasehold improvements included in the consolidated statements of financial condition were as follows:


                                                                         AS OF DECEMBER 31,
                                                                   -----------------------------
                                                                      2001               2000
                                                                   ----------         ----------
Cost
  Leasehold improvements ..................................        $    8,685         $    6,564
  Computer equipment ......................................             5,129              3,090
  Furniture and fixtures ..................................             1,854                627
  Other ...................................................             2,788                101
                                                                   ----------         ----------

                                                                       18,456             10,382

  Less, accumulated depreciation and amortization .........            (8,497)            (3,838)
                                                                   ----------         ----------

                                                                   $    9,959         $    6,544
                                                                   ==========         ==========



8.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company is obligated under a noncancelable lease agreement for its headquarters' office space, expiring in December 2015. This lease and leases for certain of its other branch offices have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is subleasing a portion of its office space for approximately $797 per year with annual increases. The sublease expires on August 31, 2009.

      The leases provide for minimum lease payments, net of lease abatement and inclusive of escalation charges, as follows:

2002 ................        $   5,672
2003 ................            5,323
2004 ................            5,367
2005 ................            5,632
2006 ................            5,522
 Thereafter .........           40,102
                             ---------
     Total ..........        $  67,618
                             =========


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Deferred rent credit of $7,189 represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis.

         At December 31, 2001, Ladenburg has utilized a letter of credit in the amount of $2,500 that is collateralized by $1,050 of Ladenburg's marketable securities and $1,560 of cash. Both amounts are used as collateral for leases of office space and are shown as restricted assets in the Company's consolidated statement of financial condition.

         LITIGATION

         The Company is a defendant in litigation and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

9.       INCOME TAXES

         Prior to May 7, 2001, Ladenburg was included in the consolidated federal income tax return of New Valley, and determined its income tax provision on a separate company basis. As a result of the decrease in New Valley's ownership of Ladenburg following the LTS acquisition, Ladenburg is no longer permitted to be included in the filing of New Valley's consolidated federal income tax return.

         The income tax expense (benefit) consists of the following:


                                                       STATE AND
                                        FEDERAL          LOCAL             TOTAL
                                       --------         --------         ----------
2001:
   Current ....................        $ (1,854)        $    501         $ (1,353)
   Deferred ...................             512              885            1,397
                                       --------         --------         --------

                                       $ (1,342)        $  1,386         $     44
                                       ========         ========         ========


2000:
   Current ....................        $  1,507         $    165         $  1,672
   Deferred ...................            (467)             (83)            (550)
                                       --------         --------         --------

                                       $  1,040         $     82         $  1,122
                                       ========         ========         ========


1999:
   Current ....................        $     --         $     58         $     58
   Deferred ...................          (1,000)              --           (1,000)
                                       --------         --------         --------

                                       $ (1,000)        $     58         $   (942)
                                       ========         ========         ========


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of the utilization of the Company's net operating loss carryforwards, the reversal of the valuation allowance from 1999 and 2000, the effects of state and local taxes, and certain expenses not deductible for tax purposes. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pretax income from continuing operations as a result of the following differences:

                                                           2001            2000            1999
                                                         --------        --------        --------

(Loss) income from continuing operations                 $(12,249)       $  6,212        $  3,064
                                                         --------        --------        --------

(Benefit) provision under statutory U.S. tax rates         (4,165)          2,112           1,042
Increase in taxes resulting from:
    Nontaxable items                                          380             223             239
    State taxes, net of Federal benefit                       915              54              38
    Other, net                                                (63)             --              --
    Utilization of net operating loss, net                     --              --           1,117
    Unrecognized net operating losses                      (1,588)             --              --
    Increase (decrease) in valuation reserve, net           4,565          (1,267)         (3,378)
                                                         --------        --------        --------
          Income tax provision (benefit)                 $     44        $  1,122        $   (942)
                                                         ========        ========        ========



      The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax amounts are comprised of the following at December 31:


                                                       2001             2000
                                                     --------         -------
Deferred tax assets:
    Net operating loss carryforward .........        $  4,554         $    --
    Accrued expenses ........................           2,050             968
    Compensation and benefits ...............             404             333
    Depreciation and amortization ...........             315             251
    Unrealized losses .......................              97              84
    Other, net ..............................             484             414
                                                     --------         -------
                                                        7,904           2,050
                                                     --------         -------
Valuation allowance .........................          (4,565)             --
                                                     --------         -------
Net deferred taxes ..........................        $  3,339         $ 2,050
                                                     ========         =======



      At December 31, 2001, a valuation allowance of approximately $4,565 had been established for the gross deferred tax asset of approximately $7,904. Management established a valuation allowance at December 31, 2001 against the deferred assets, principally related to the net operating losses, because it concluded that it is more likely than not that the benefit will not be realized. Such net operating loss carryforwards, which are subject to restrictions on utilization, expire at various dates from 2011 through 2021.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



10.   BENEFIT PLANS

      Ladenburg and Ladenburg Capital have a 401(k) retirement plan (the "Plan"), which allows eligible employees to invest a percentage of their pretax compensation, limited to the statutory maximum ($10,500 for 2001, 2000 and 1999). The Plan also allows the Company to make matching and/or discretionary contributions. Ladenburg elected to make matching contributions for the year 2000 in the amount of $258,682. Neither Ladenburg nor Ladenburg Capital made matching contributions for 2001, and Ladenburg did not make matching contributions for 1999.

11.   OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

      The Company clears its transactions through other brokers and dealers in securities and the Company is exposed to off-balance-sheet risk in the event that customers or other parties fail to satisfy their obligations. Should a customer fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices.

      The clearing operations for the Company's securities transactions are provided by several clearing brokers. At December 31, 2001 and 2000, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this broker be unable to fulfill its obligations.

12.   NOTES PAYABLE

      The components of notes payable at December 31, 2001 are as follows:

Senior convertible notes payable .........        $ 20,000
Notes payable ............................           2,000
Subordinated note payable ................           2,500
                                                  --------
Total ....................................        $ 24,500
                                                  ========



      In conjunction with the acquisition of Ladenburg, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada bears interest at 8.5% per annum. The notes held by the former Ladenburg stockholders are convertible into a total of 4,799,271 shares of common stock, and the Frost-Nevada notes are convertible into a total of 6,497,475 shares of common stock and the conversion price of the Notes is subject to adjustment on or about May 7, 2003 pending a final resolution of LTS's pre-closing litigation adjustments. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

      On August 31, 2001, LTS borrowed $1,000 from each of New Valley and Frost-Nevada. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002. As consideration for the loans, LTS issued to each of New Valley and Frost-Nevada a five-year, immediately exercisable, warrant to purchase 100,000 shares of LTS's common stock at an exercise price of $1.00 per share. The Company recorded an expense of $154 associated with the issuance of such warrants based on the value determined by using the Black-Scholes option pricing model.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Ladenburg has a $2,500 junior subordinated revolving credit agreement with its clearing broker that extends through October 31, 2002 under which outstanding borrowings incur interest at LIBOR plus 2%.

13.   SHAREHOLDERS' EQUITY

      WEIGHTED AVERAGE SHARES OUTSTANDING

      In connection with the LTS acquisition, all per share data have been retroactively restated to reflect the number of equivalent shares received by the former stockholders of Ladenburg in the form of common stock, convertible notes and cash. Options and warrants to purchase common stock of 3,112,104 common shares and common stock issued upon the conversion of notes payable of 11,296,746 common shares were not included in the computation of diluted loss per share in 2001 as the effect would have been anti-dilutive.

      STOCK OPTION PLAN

      In 1999, the Company adopted the 1999 Performance Equity Plan (the "Plan") which provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the Plan, an aggregate of 5,500,000 shares of common stock have been reserved for issuance. In connection with the LTS acquisition, shareholders' equity was increased $1,422 to recognize the value of 1,875,979 stock options outstanding at May 7, 2001 to LTS employees, based on a weighted average fair value of $0.76 per option. The fair value of the options was determined using the Black-Scholes option pricing model and was based on the following weighted-average assumptions: expected volatility of 85.93%; expected life of three years; a risk-free interest rate of 4.42%; and no expected dividend yield or forfeiture.

      A summary of the status of the Plan at December 31, 2001, and changes during the period ended December 31, 2001, is presented below:



                                                                       WEIGHTED-AVG.
                                                           SHARES     EXERCISE PRICE
                                                         ---------    --------------
Options outstanding, May 7, 2001 ...............         1,875,979        $ 3.21
Granted ........................................         1,200,000          3.05
Forfeited ......................................           163,875          3.00
                                                         ---------
Options outstanding, December 31, 2001 .........         2,912,104          3.16
                                                         =========
Options exercisable, December 31, 2001 .........         1,130,419          3.16


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The following table summarizes information about stock options outstanding at December 31, 2001:


                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                 ------------------------      ----------------------------
                                  WEIGHTED-
                   NUMBER          AVERAGE      WEIGHTED-         NUMBER          WEIGHTED-
 RANGE OF      OUTSTANDING AT     REMAINING      AVERAGE       EXERCISABLE AT      AVERAGE
 EXERCISE       DECEMBER 31,     CONTRACTUAL    EXERCISE        DECEMBER 31,      EXERCISE
  PRICES            2001         LIFE (YEARS)     PRICE             2001            PRICE
 -------       --------------    ------------   ---------      --------------     ---------
$  4.47            200,000          2.67        $  4.47             89,508        $  4.47
   4.06            300,000          7.67           4.06            147,690           4.06
   3.05          1,200,000          9.33           3.05            100,000           3.05
   3.00            896,624          7.96           3.00            611,100           3.00
   2.75             36,364          8.00           2.75             12,121           2.75
   2.52            110,000          9.10           2.52            110,000           2.52
   2.13            169,116          9.00           2.13             60,000           2.13
                 ---------                                       ---------
                 2,912,104          8.52           3.16          1,130,419           3.16
                 ---------                                       ---------



      In connection with the LTS acquisition, Ladenburg entered into a new employment agreement with Victor M. Rivas, which provided for Mr. Rivas to become President and Chief Executive Officer of LTS upon closing of the transaction. As part of Mr. Rivas' compensation under the employment agreement, LTS granted him on May 7, 2001 a ten-year non-qualified option under the Plan to purchase 1,000,000 shares of LTS common stock at $3.05, the closing market price as reflected by the American Stock Exchange on the date of grant. The options have a ten-year term and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant.

      On May 7, 2001, the Company granted to each of the five new non-employee directors of the Company ten-year options to purchase 20,000 shares of common stock at $3.05 per share. Each option will become exercisable on the first anniversary of the date of grant.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB Statement No. 123, the Company's net income and net income per share for the year ended December 31, 2001, would have been increased to the pro forma amounts indicated below:


         Net loss:
         --------

              As reported..............................         $ (12,293)
              Pro forma................................           (13,291)


         Earnings per share:
         ------------------
              As reported - Basic and diluted.........            $ (0.31)
              Pro forma - Basic and diluted...........              (0.32)


      The estimated grant date present value reflected in the above table is determined using the Black-Scholes model on option grants on or after May 7, 2001. The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) the fair market value of the underlying stock on the dates of grant, (ii) an option term of 10 years, (iii) a risk-free rate of 4.884% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 83.58% and (v) no annualized dividends paid with respect to a share of common stock at the date of grant. The ultimate values of the options will depend on

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

14.   RELATED PARTY TRANSACTIONS

      Following the May 2001 acquisition of Ladenburg by LTS, certain officers and directors of New Valley became affiliated with the Company. Various directors of New Valley serve as directors of the Company, including Victor M. Rivas, LTS's President and Chief Executive Officer. An executive officer of New Valley has served as Chief Financial Officer of LTS since June 2001 and amounts for his services, which were deemed immaterial, were not allocated from New Valley to LTS in 2001. In addition, the sole shareholder of the general partner of Frost-Nevada is a director of LTS. See Note 13 regarding options granted to the non-employee directors of LTS and to Mr. Rivas in May 2001.

      In connection with the acquisition of Ladenburg, New Valley and Frost-Nevada acquired LTS's senior convertible notes. In August 2001, New Valley and Frost-Nevada each loaned the Company $1,000, which loans were repaid in January 2002. See Note 12.

      New Valley has maintained office space at Ladenburg's principal offices. In connection with the consummation of the LTS acquisition, New Valley entered into a license agreement with Ladenburg under which New Valley will continue to occupy this space at no cost to New Valley. The license agreement is for one year and is automatically renewed for successive one-year periods unless terminated by New Valley.

      During 2001, New Valley paid a fee of $750 to the President of Ladenburg, who serves as President and Chief Executive Officer of LTS. The fee was paid for his services in connection with the closing of the acquisition of Ladenburg by LTS. One-half of the fee was reimbursed by Ladenburg to the former parent.

      Several members of the immediate families of LTS's executive officers and directors are employed as registered representatives of Ladenburg Capital Management. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. Oscar Sonkin and Richard Sonkin, the father-in-law and brother-in-law, respectively, of Richard J. Rosenstock, received $104 and $150, respectively, in compensation during the fiscal year ended December 31, 2001. Steven Zeitchick, the brother of Mark Zeitchick, received $136 in compensation during the fiscal year ended December 31, 2001.