Form 10-Q
period 2002-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2002-05-15
CIK 1029730

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


           590 MADISON AVENUE
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

     AS OF MAY 14, 2002, THERE WERE OUTSTANDING 42,025,211 SHARES OF THE REGISTRANT'S COMMON STOCK, $.0001 PAR VALUE.


==============================================================================

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                                    PAGE
                                                                                                    ----
     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Statements of Financial Condition
                        as of March 31, 2002 and December 31, 2001....................                2

                    Condensed Consolidated Statements of Operations
                        for the three months ended March 31, 2002 and 2001............                3

                    Condensed Consolidated Statement of Changes in
                        Shareholders' Equity for the three months ended
                        March 31, 2002................................................                4

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 2002 and 2001................                5

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................                6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................               11

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........               16

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................               17

     Item 2.        Changes in Securities and Use of Proceeds.........................               17

     Item 6.        Exhibits and Reports on Form 8-K..................................               17

SIGNATURE...........................................................................                 18



                   LADENBURG THALMANN FINANCIAL SERVICES INC.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      March 31,   December 31,
                                                                                        2002           2001
                                                                                      ---------   ------------
                                     ASSETS

Cash and cash equivalents ......................................................      $  6,046       $  8,136
Trading securities owned .......................................................        11,036         17,324
Due from affiliates ............................................................           204            262
Receivables from clearing brokers ..............................................        25,265         27,920
Exchange memberships owned, at historical cost .................................         1,505          1,505
Furniture and equipment, net of accumulated depreciation .......................         9,622          9,959
Restricted assets ..............................................................         1,050          2,610
Income taxes receivable ........................................................           854            499
Deferred tax assets ............................................................         3,192          3,339
Goodwill, net of accumulated amortization ......................................        18,762         18,762
Other assets ...................................................................         7,987          8,091
                                                                                      --------       --------
         Total assets ..........................................................      $ 85,523       $ 98,407
                                                                                      ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, not yet purchased .............................................      $  9,724       $ 12,404
Accrued compensation ...........................................................         4,730         11,078
Accounts payable and accrued liabilities .......................................         6,570          7,608
Deferred rent credit ...........................................................         7,837          7,189
Due to former parent, net ......................................................            --            434
Notes payable ..................................................................         2,500          2,000
Senior convertible notes payable ...............................................        20,000         20,000
Subordinated note payable ......................................................         2,500          2,500
                                                                                      --------       --------
         Total liabilities .....................................................        53,861         63,213
                                                                                      --------       --------

Commitments and contingencies ..................................................            --             --

Shareholders' equity:
     Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued            --             --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
       42,025,211 shares issued and outstanding ................................             4              4
     Additional paid-in capital ................................................        56,168         56,168
     Accumulated deficit .......................................................       (24,510)       (20,978)
                                                                                      --------       --------
         Total shareholders' equity ............................................        31,662         35,194
                                                                                      --------       --------
         Total liabilities and shareholders' equity ............................      $ 85,523       $ 98,407
                                                                                      ========       ========






                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              Three months ended
                                                                   March 31,
                                                         -------------------------------
                                                             2002               2001
                                                         ------------       ------------
Revenues:
     Commissions ..................................      $     13,950       $      4,162
     Principal transactions, net ..................             5,057              8,848
     Investment banking fees ......................             3,946              3,574
     Dividends and interest .......................               683                746
     Syndications and underwritings ...............                --                 46
     Investment advisory fees .....................               827              1,010
     Other income .................................             1,152                524
                                                         ------------       ------------
         Total revenues ...........................            25,615             18,910
                                                         ------------       ------------
Costs and expenses:
     Compensation and benefits ....................            17,590             12,269
     Brokerage, communications and clearance fees .             4,489              3,051
     Rent and occupancy ...........................             1,860              1,279
     Depreciation and amortization ................               609                299
     Interest .....................................               488                 83
     Other ........................................             4,766              2,293
                                                         ------------       ------------
         Total costs and expenses .................            29,802             19,274
                                                         ------------       ------------

Loss before income taxes...........................            (4,187)              (364)

Income tax benefit ................................              (655)               (92)
                                                         ------------       ------------

Net loss ..........................................      $     (3,532)      $       (272)
                                                         ============       ============
Loss per Common Share (basic and diluted):
     Net loss per Common Share ....................      $      (0.08)      $      (0.01)
                                                         ============       ============

Number of shares used in computation ..............        42,025,211         34,647,170
                                                         ============       ============






                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.

                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                           COMMON       PAID-IN      ACCUMULATED
                                           STOCK        CAPITAL        DEFICIT        TOTAL
                                          --------      --------    -------------    --------
Balance, December 31, 2001 .........      $      4      $ 56,168      $(20,978)      $ 35,194

Net loss ...........................            --            --        (3,532)        (3,532)
                                          --------      --------      --------       --------
Balance, March 31, 2002 ............      $      4      $ 56,168      $(24,510)      $ 31,662
                                          ========      ========      ========       ========









                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       Three months ended
                                                                           March 31,
                                                                      ---------------------
                                                                        2002          2001
                                                                      -------       -------
Cash flows from operating activities:
     Net loss ..................................................      $(3,532)      $  (272)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization .............................          609           220
     Amortization of deferred rent credit ......................          648           322
     Deferred taxes ............................................          147          (290)

Decrease (increase) in operating assets:
     Trading securities owned ..................................        6,288         9,783
     Receivables from clearing brokers .........................        2,655        (8,289)
     Due from affiliates .......................................           58           187
     Other assets ..............................................         (255)         (307)

Decrease in operating liabilities:
     Securities sold, not yet purchased ........................       (2,680)         (885)
     Accrued compensation ......................................       (6,348)       (1,371)
     Accounts payable and accrued liabilities ..................       (1,038)         (561)
     Due to former parent, net .................................         (434)          (47)
                                                                      -------       -------
         NET CASH USED IN OPERATING ACTIVITIES .................       (3,882)       (1,510)
                                                                      -------       -------

Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold improvements         (268)       (1,379)
     Decrease (increase) in restricted assets ..................        1,560           (36)
                                                                      -------       -------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...        1,292        (1,415)
                                                                      -------       -------

Cash flows from financing activities:
     Repayment of promissory notes payable .....................       (2,000)           --
     Issuance of promissory notes payable ......................        2,500            --
                                                                      -------       -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .............          500            --
                                                                      -------       -------

Net decrease in cash and cash equivalents ......................       (2,090)       (2,925)
Cash and cash equivalents, beginning of period .................        8,136         3,928
                                                                      -------       -------
         CASH AND CASH EQUIVALENTS, END OF PERIOD ..............      $ 6,046       $ 1,003
                                                                      =======       =======









                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    PRINCIPLES OF REPORTING

      The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company"), formerly known as GBI Capital Management Corp., and its wholly-owned subsidiaries. The subsidiaries of LTS include Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. ("Ladenburg Capital"), and Ladenburg Capital Fund Management Inc., formerly known as GBI Fund Management Corp. ("Ladenburg Fund Management"). The interim financial data as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 are unaudited; however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

      Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. The historical financial statements prior to May 7, 2001 are those of Ladenburg, and LTS has changed its fiscal year-end from September 30 to December 31. Pro forma information giving effect to the acquisition as if it took place on January 1, 2001 is included in Note 2 to these consolidated financial statements.

      Ladenburg was an indirect wholly owned subsidiary of New Valley Corporation ("New Valley") until December 1999, when a minority stake in the Company was sold leaving its former parent with an indirect 80.1% ownership interest. In December 2001, New Valley distributed its shares of LTS common stock to holders of New Valley common shares as a special dividend.

      ORGANIZATION

      Ladenburg is a full service-broker dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by the Securities and Exchange Commission ("SEC"), the New York Stock Exchange, National Association of Securities Dealers, Inc. ("NASD"), Commodities Futures Trading Commission and National Futures Association.

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

      At March 31, 2002, all of the securities owned and securities sold, not yet purchased, and the amount receivable from the clearing brokers reflected on the consolidated statements of financial condition are securities positions with and amounts due from these clearing brokers.

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

      NEW ACCOUNTING PRONOUNCEMENTS

      SFAS NO. 142

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. This statement also requires that, within the first interim period of adoption, intangible assets with indefinite lives be tested for impairment as of the date of adoption. Additionally, SFAS No. 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the loss per share effects of the accounting change be separately disclosed.

      Prior to January 1, 2002, the Company tested goodwill and other intangible assets for impairment based on the recoverability of carrying value using undiscounted future cash flows in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value.

      Prior to performing the review for impairment, SFAS No. 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company's reporting units, which differed from the previous accounting rules where goodwill was assigned only to the businesses of the acquired entity. As a result, a portion of the goodwill generated in the Ladenburg acquisition has been reallocated from Ladenburg Capital to Ladenburg.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      A summary of changes of the Company's goodwill during the quarter ended March 31, 2002 by entity is as follows:


                                    DECEMBER 31, 2001
                                 ------------------------
                                             ACCUMULATED
                                 GROSS       AMORTIZATION           NET     ADJUSTMENTS     MARCH 31, 2002
                                 -----       ------------           ---     -----------     --------------
      Ladenburg .......         $    --         $    --          $    --         $ 5,546          $ 5,546
      Ladenburg Capital          19,385            (623)          18,762          (5,546)          13,216
                                -------         -------          -------         -------          -------
      Total ...........         $19,385         $  (623)         $18,762         $    --          $18,762
                                =======         -------          =======         =======          =======


      For initial application of SFAS No. 142, an independent appraisal firm was engaged to value the Company's goodwill as of January 1, 2002. Based on this valuation, no goodwill impairment was indicated, since the fair value of the reporting units was determined to be greater than its carrying value using several valuation techniques, including discounted cash flow analysis.

      The goodwill of $19,385 arose as a result of the Ladenburg transaction on May 7, 2001 and, as a result, there is no material goodwill amortization charge recorded in the financial statements for the three months ended March 31, 2001.

      The following table reconciles net income for the quarter ended March 31, 2001 to its amount adjusted to exclude goodwill amortization expense.

            Reported net loss...............................   $ (272)
            Goodwill amortization...........................       --
                                                               ------
            Adjusted net loss...............................   $ (272)
                                                               ------
            Reported net loss per share.....................   $(0.05)
            Goodwill amortization...........................       --
                                                               ------
            Adjusted net loss per share.....................   $(0.05)
                                                               ======


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

      Pro forma information for the three months ended March 31, 2001, giving effect to the acquisition and the adoption of SFAS No. 142 as if they both occurred on January 1, 2001, is presented below:

      Revenues ................................         $ 29,279
                                                        ========

      Net Loss.................................         $ (1,963)
                                                        ========
      Net Loss per share.......................         $  (0.05)
                                                        ========

3.    NET CAPITAL REQUIREMENTS

      As registered broker-dealers, Ladenburg and Ladenburg Capital are subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Both Ladenburg and Ladenburg Capital

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      have elected to compute their net capital under the alternative method allowed by these rules. At March 31, 2002, Ladenburg had net capital, as defined, of $4,296, which exceeded minimum capital requirements of $1,000 by $3,296. At March 31, 2002, Ladenburg Capital had net capital, as defined, of $3,001, which exceeded minimum capital requirements of $1,000 by $2,001.

4.    NOTES PAYABLE

      The components of notes payable at March 31, 2002 are as follows:

      Senior convertible notes payable         $20,000
      Notes payable ..................           2,500
      Subordinated note payable ......           2,500
                                               -------

      Total ..........................         $25,000
                                               =======

     In conjunction with the acquisition of Ladenburg, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership ("Frost-Nevada") bears interest at 8.5% per annum. The notes held by Frost-Nevada are convertible into a total of 6,497,475 shares of common stock and are collateralized by a pledge of the stock of Ladenburg. The notes held by the former Ladenburg stockholders are convertible into a total of 4,799,271 shares of common stock and are secured by a pledge of Ladenburg stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

     Ladenburg has a $2,500 junior subordinated revolving credit agreement with its clearing broker that extends through October 31, 2002 under which outstanding borrowings incur interest at LIBOR plus 2%.

     On March 27, 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of June 30, 2002 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. LTS may from time to time borrow additional funds on a short-term basis from New Valley or other of its shareholders in order to supplement the liquidity of our broker-dealer operations.

5.    SHAREHOLDERS' EQUITY

      On January 10, 2002, the Company granted non-qualified stock options to five executives pursuant to the Company's 1999 Performance Equity Plan (the "Plan"). The options entitle the holders to purchase an aggregate of 1,200,000 shares of common stock at an exercise price of $0.88 per share, the fair market value of a share of common stock on the date of grant. On March 19, 2002, other employees of the Company or its subsidiaries were awarded qualified and non-qualified options under the Plan to purchase a total of 1,047,485 shares of common stock at a price of $0.60 per share, the fair market value on the date of grant. All options granted in 2002 have a ten-year term and become exercisable as to one-third of the shares on each of the first three anniversaries of the grant.

      On January 10, 2002, the Company granted to a new non-employee director of the Company a ten-year option to purchase 20,000 shares of common stock under the Plan at an exercise price of $0.88 per share. The option will become exercisable on the first anniversary of the grant.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Our subsidiaries include Ladenburg Thalmann & Co. Inc., Ladenburg Capital Management Inc., and Ladenburg Fund Management Inc.

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

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2001 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

         IMPAIRMENT OF GOODWILL AND VALUATION OF DEFERRED TAX ASSETS. At March 31, 2002, we had $18,762 of goodwill and other intangible assets, and $3,192 of net deferred tax assets, accounting for approximately 26% of our total assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues on January 1, 2002 and will be required to analyze such goodwill on a periodic basis thereafter. We did not record an impairment charge related to our goodwill in connection with the adoption of SFAS No. 142 on January 1, 2002. If the assumptions used in analyzing goodwill for impairment at January 1, 2002 change in the future, we may be required to record an impairment charge in the future. In addition, SFAS No. 142 requires that goodwill and other intangible assts with indefinite useful lives no longer be amortized. See Note 1 to the Condensed Consolidated Financial Statements for a discussion of the adoption of SFAS No. 142.

         The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. During the year ended December 31, 2001, we recorded $4,565 of valuation allowances related to our net deferred tax assets. The valuation allowance related to our net deferred tax assets at March 31, 2002 is approximately $5,500.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

     Our revenues for the three months ended March 31, 2002 increased $6,705 from 2001 primarily as a result of increased commissions of $9,788 offset by decreases in principal transactions of $3,791.

     Our expenses for the three months ended March 31, 2002 increased $10,528 primarily as a result of increased employee compensation of $5,321 and increased brokerage, communication and clearance fees of $1,438.

     Our revenues for the three months ended March 31, 2002 consisted of commissions of $13,950, principal transactions of $5,057, investment banking fees of $3,946, dividends and interest of $683, investment advisory fees of $827 and other income of $1,152. Ladenburg Thalmann & Co.'s revenues in the 2001 period consisted of commissions of $4,162, principal transactions of $8,848,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


investment banking fees of $3,574, syndicate and underwriting income of $46, dividends and interest of $746, investment advisory fees of $1,010 and other income of $524. Our expenses for the three months ended March 31, 2002 consisted of employee compensation and benefits of $17,590 and other expenses of $12,212. Expenses of Ladenburg Thalmann & Co. in the 2001 period consisted of employee compensation and benefits of $12,269 and other expenses of $7,005.

     The $9,788 (235.2%) increase in commissions was the result of the impact of the Ladenburg Thalmann & Co. transaction, which provided additional commission income of $11,318 offset by the significant decline in the market for equity securities for the three months ended March 31, 2002.

     The $372 (10.4%) increase in investment banking fees was primarily the result of increased revenue from private placement and advisory assignments.

     The $3,791 (42.8%) decrease in principal transactions was primarily the result of the continued significant decline in the market for equity securities offset by the Ladenburg Thalmann & Co. transaction, which added an additional $1,073 of principal transactions from our acquired operations.

     The increase in compensation expense of $5,321 was primarily the result of an increase in compensation expense associated with our acquired operations, offset by a decrease in performance-based compensation.

     Income tax benefit for the three months ended March 31, 2002 was $655 compared to $92 in 2001. The income tax rate for both periods does not bear a customary relationship to effective tax rates as a result of state and local income tax expense and the utilitization of net operating loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

         Approximately 49.5% of our assets at March 31, 2002 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing brokers, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets, excluding goodwill, are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

         Our brokerage subsidiaries, Ladenburg Thalmann & Co. and Ladenburg Capital Management, are subject to the net capital rules of the SEC. Therefore, they are subject to certain restrictions on the use of capital and its related liquidity. Ladenburg Thalmann & Co.'s net capital position, as defined, of $4,296, exceeded minimum capital requirements of $1,000 by $3,296 at March 31, 2002. As of March 31, 2002, Ladenburg Capital Management had net capital, as defined, of $3,001, which exceeded minimum capital requirements of $1,000 by $2,001.

         Cash used by operating activities for the three months ended March 31, 2002 was $3,882 as compared to $1,510 for 2001. The difference is primarily due to the net loss of $3,532 in 2002 versus $272 in 2001 and the net decrease in our net trading securities of $6,288 compared to $9,783 in 2001 and a decrease of $7,386 in accrued compensation and expenses versus $1,932 in the 2001 period. The amounts were offset by an decrease receivables from clearing brokers in 2002 of $2,655 versus an increase of $8,289 in 2001.

         Cash flows provided by investing activities for the three months ended March 31, 2002 were $1,292 compared to cash flows used in investing activities of $1,415 for the 2001 period. The difference is primarily attributable to a $1,560 reduction in a letter of credit that is used as collateral for a long-term lease of commercial office space.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The capital expenditures of $268 in 2002 and $1,379 in 2001 related principally to the enhancements and improvements to computer equipment and furniture and fixtures. Capital expenditures in the 2001 period included the purchase for $1,118 of computer equipment and furniture and fixtures previously leased.

         Cash flows provided from financing activities for the three months ended December 31, 2002 were $500 compared to $0 for 2001.

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

         Ladenburg Thalmann & Co. has a $2,500 junior subordinated revolving credit agreement that extends through October 31, 2002 with its clearing broker under which outstanding borrowings incur interest at LIBOR plus 2%. As of March 31, 2002 borrowings of $2,500 were outstanding.

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

         Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of our subsidiaries. Based upon these reviews, management believes that our capital structure is adequate for current operations and reasonably foreseeable future needs.

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

         We maintain inventories of trading securities at March 31, 2002 with fair market values of $11,036 in long positions and $9,724 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at March 31, 2002 will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended March 31, 2002, except as discussed in Note 5 to our condensed consolidated financial statements. The foregoing transactions were effected in reliance of the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  4.1 Promissory Note dated March 27, 2002 issued to New Valley Corporation.

                  10.1 Form of Stock Option Agreement, dated as of January 10, 2002, between Ladenburg Thalmann Financial Services Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3 (File No. 333-81964)).

                  10.2 Schedule of Omitted Documents in the Form of Exhibit 10.1, including material detail in which such documents differ from Exhibit 10.1 (incorporated by reference to Exhibit 10.3.1 of the Company's Registration Statement on Form S-3 No. 333-81964)).

                  10.3 Stock Option Agreement, dated January 10, 2002, between Ladenburg Thalmann Financial Services Inc. and Richard J. Lampen (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3 (File No. 333-81964)).


         (b)      REPORTS ON FORM 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LADENBURG THALMANN FINANCIAL SERVICES INC.
                                     (Registrant)



Date:    May 14, 2002           By:  /s/ J. BRYANT KIRKLAND III
                                     ----------------------------------------
                                     J. Bryant Kirkland III
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Chief Accounting Officer)