Form 10-Q
period 2002-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2002-08-14
CIK 1029730

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

     As of August 14, 2002, there were outstanding 42,025,211 shares of the registrant's Common Stock, $.0001 par value.


================================================================================

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
    Item 1.         Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Statements of Financial Condition
                        as of June 30, 2002 and December 31, 2001.....................    2

                    Condensed Consolidated Statements of Operations for the
                        three months and six months ended June 30, 2002 and
                        2001..........................................................    3

                    Condensed Consolidated Statement of Changes in
                        Shareholders' Equity for the six months ended
                        June 30, 2002.................................................    4

                    Condensed Consolidated Statements of Cash Flows
                        for the six months ended June 30, 2002 and 2001...............    5

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................    6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................   14

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........   20

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................   21

     Item 2.        Changes in Securities and Use of Proceeds.........................   21

     Item 6.        Exhibits and Reports on Form 8-K..................................   21

SIGNATURE...........................................................................     22



                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                                  ---------------- -----------------
                                                                                     June 30,        December 31,
                                                                                       2002              2001
                                                                                  ---------------- -----------------

                                     ASSETS

Cash and cash equivalents..................................................          $    2,892       $    8,136
Trading securities owned...................................................              16,390           17,324
Receivables from clearing brokers..........................................              12,805           27,920
Exchange memberships owned, at historical cost.............................               1,505            1,505
Furniture and equipment, net of accumulated depreciation...................               9,589            9,959
Restricted assets..........................................................               1,056            2,610
Income taxes receivable....................................................               1,084              499
Deferred tax assets........................................................               3,207            3,339
Due from affiliates........................................................                 185              262
Goodwill, net of accumulated amortization..................................                  --           18,762
Other assets...............................................................               6,597            8,091
                                                                                      ---------        ---------

         Total assets......................................................           $  55,310        $  98,407
                                                                                       ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, not yet purchased.........................................          $    5,135          $12,404
Accrued compensation.......................................................               3,868           11,078
Accounts payable and accrued liabilities...................................               7,563            7,608
Deferred rent credit.......................................................               7,498            7,189
Due to former parent, net..................................................                  36              434
Notes payable..............................................................               2,500            2,000
Senior convertible notes payable...........................................              20,000           20,000
Subordinated note payable..................................................               2,500            2,500
                                                                                      ---------        ---------

         Total liabilities.................................................              49,100           63,213
                                                                                       --------         --------

Commitments and contingencies..............................................                  --               --

Shareholders' equity:
     Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued             --               --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
       42,025,211 shares issued and outstanding............................                   4                4
     Additional paid-in capital............................................              56,168           56,168
     Accumulated deficit...................................................             (49,962)         (20,978)
                                                                                       --------         --------

         Total shareholders' equity........................................               6,210           35,194
                                                                                      ---------         --------

         Total liabilities and shareholders' equity.......................            $  55,310        $  98,407
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



                                                                ---------------------------------------------------------
                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                ---------------------------------------------------------
                                                                      2002          2001          2002          2001
                                                                ---------------------------------------------------------

Revenues:
     Commissions ............                                         $13,660       $ 7,658       $ 27,610       $ 11,820
     Principal transactions, net................................        2,034         8,140          7,091         16,988
     Investment banking fees....................................        2,361         2,301          6,307          5,875
     Interest and dividends.....................................          537         1,028          1,220          1,774
     Syndications and underwritings.............................           54           224            173            270
     Investment advisory fees...................................          676           679          1,503          1,689
     Other income...............................................        1,091         1,138          2,124          1,662
                                                                    ---------     ---------      ---------      ---------

         Total revenues.........................................       20,413        21,168         46,028         40,078
                                                                    ---------     ---------      ---------      ---------
Expenses:
     Compensation and benefits..................................       14,957        14,370         32,547         26,639
     Brokerage, communication and clearance fees................        3,887         4,343          8,376          7,394
     Rent and occupancy.........................................        2,141         1,595          4,001          2,874
     Depreciation and amortization..............................          480           643          1,089            942
     Interest...................................................          469           293            957            376
     Impairment of goodwill.....................................       18,762            --         18,762             --
     Professional services......................................        1,497           970          2,666          1,493
     Other......................................................        3,888         2,642          7,485          4,412
                                                                    ---------     ---------      ---------      ---------

         Total expenses.........................................       46,081        24,856         75,883         44,130
                                                                    ---------     ---------      ---------      ---------

Loss before income taxes........................................      (25,668)       (3,688)       (29,855)        (4,052)

Income tax benefit..............................................         (216)       (1,094)          (871)        (1,186)
                                                                    ---------     ---------      ---------      ---------

Net loss........................................................    $ (25,452)   $   (2,594)     $ (28,984)    $   (2,866)
                                                                    ==========   ==========     ==========     ==========

Loss per Common Share (basic and diluted):
     Net loss per Common Share..................................   $     (0.61) $     (0.07)    $    (0.69)         (0.08)
                                                                    ==========   ==========     ==========     ==========


Number of shares used in computation............................    42,025,211   39,025,348     42,025,211     36,848,354
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
                                   (Unaudited)





                                           Common           Paid-In         Accumulated
                                            Stock           Capital           Deficit            Total
                                         ------------     ------------     ------------      ------------


Balance, December 31, 2001 .........     $          4     $     56,168     $    (20,978)     $     35,194

   Net loss ........................               --               --          (28,984)          (28,984)
                                         ------------     ------------     ------------      ------------

Balance, June 30, 2002 .............     $          4     $     56,168     $    (49,962)     $      6,210
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

                                                                                  -----------------------------
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                      2002                 2001
                                                                                  -----------------------------
Cash flows from operating activities:
     Net loss ........................................................            $(28,984)            $ (2,866)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization ...................................               1,044                  820
     Amortization of deferred rent credit ............................                 575                  367
     Deferred taxes ..................................................                 132                 (584)
     Impairment of goodwill ..........................................              18,762                   --

(Increase) decrease in operating assets:
     Trading securities owned ........................................                 934                8,616
     Receivables from clearing brokers ...............................              15,115               (7,842)
     Due from affiliates .............................................                  77                 (347)
     Other assets ....................................................                 909                  770

Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased ..............................              (7,269)                 906
     Accrued compensation ............................................              (7,210)              (1,149)
     Accounts payable and other liabilities ..........................                (309)              (1,616)
     Due to parent and affiliate .....................................                (398)                  25
                                                                                  --------             --------
         Net cash used in operating activities .......................              (6,622)              (2,900)
                                                                                  --------             --------

Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold improvements .....                (676)              (1,571)
     Cash acquired in LTS acquisition ................................                  --                5,151
     Decrease (increase) in restricted assets ........................               1,554                  (73)
                                                                                  --------             --------
         Net cash provided from investing activities .................                 878                3,507
                                                                                  --------             --------

Cash flows from financing activities:
     Payment of promissory notes payable .............................              (2,000)                  --
     Issuance of promissory notes payable ............................               2,500                   --
     Payments to Ladenburg stockholders ..............................                  --              (10,000)
     Convertible note proceeds .......................................                  --               10,000
                                                                                  --------             --------
         Net cash provided from financing activities .................                 500                   --
                                                                                  --------             --------

Net (decrease) increase in cash and cash equivalents .................              (5,244)                 607
Cash equivalents, beginning of period ................................               8,136                3,928
                                                                                  --------             --------
         Cash and cash equivalents, end of period ....................            $  2,892             $  4,535
                                                                                  ========             ========

Supplemental disclosure of non-cash activity:
Detail of acquisition:
   Fair value of assets acquired .....................................            $     --             $ 26,619
   Goodwill ..........................................................                  --               19,385
   Liabilities assumed, including priority interest ..................                  --              (23,820)
   Increase to paid-in capital .......................................                  --              (17,033)
   Cash paid .........................................................                  --                   --
                                                                                  --------             --------
         Net cash received in acquisition ............................            $     --             $  5,151
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


1.    PRINCIPLES OF REPORTING

      The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company"), formerly known as GBI Capital Management Corp., and its wholly-owned subsidiaries. The subsidiaries of LTS include Ladenburg Thalmann & Co. Inc. ("Ladenburg" or "LCM"), Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. ("Ladenburg Capital"), Ladenburg Thalmann International Ltd. and Ladenburg Capital Fund Management Inc., formerly known as GBI Fund Management Corp. ("Ladenburg Fund Management"). The interim financial data as of June 30, 2002 and for the three and six months ended June 30, 2002 and June 30, 2001 are unaudited; however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

      Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were the only subsidiaries of the Company. Ladenburg was an indirect wholly-owned subsidiary of New Valley Corporation ("New Valley") from May 31, 1995 to December 1999, when a minority stake in Ladenburg was sold leaving New Valley with an indirect 80.1% ownership interest. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. In consideration for the shares of Ladenburg, LTS issued the former stockholders of Ladenburg a majority interest in LTS' common stock. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. The historical financial statements prior to May 7, 2001 are those of Ladenburg, and LTS has changed its fiscal year-end from September 30 to December 31. For a more complete discussion of this transaction, including pro forma information, see Note 2 to these consolidated financial statements.

      In December 2001, New Valley distributed its shares of LTS common stock to holders of New Valley common shares as a special dividend.

      ORGANIZATION

      Ladenburg is a full service broker dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by the Securities and Exchange Commission ("SEC"), the New York Stock Exchange, National Association of Securities Dealers, Inc. ("NASD"), Commodities Futures Trading Commission and National Futures Association.

      Ladenburg Capital is a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acts as an introducing broker, market maker, underwriter and trader for its own account. In July 2002, the market making activities of Ladenburg Capital were consolidated into Ladenburg.

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



      At June 30, 2002, all of the securities owned and securities sold, not yet purchased, and the amount receivable from the clearing brokers reflected on the consolidated statements of financial condition are securities positions with and amounts due from these clearing brokers.

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




      A summary of the allocation by entity of the Company's goodwill, prior to the impairment charge discussed below, is as follows:

                                        December 31, 2001
                                   ----------------------------
                                                   Accumulated
                                    Gross          Amortization             Net            Adjustments       June 30, 2002
                                   -------         ------------           -------          -----------       -------------
      Ladenburg .............      $    --            $    --             $    --            $ 5,546             $ 5,546
      Ladenburg Capital .....       19,385               (623)             18,762             (5,546)             13,216
                                   -------            -------             -------            -------             -------
                                   $19,385            $  (623)            $18,762            $    --              18,762
                                   =======            -------             =======            =======             =======
      Impairment loss........                                                                                    (18,762)
                                                                                                                 -------
      Total..................                                                                                    $    --
                                                                                                                 =======



      The goodwill of $19,385 arose as a result of the Ladenburg transaction on May 7, 2001. The following table reconciles net income for the three and six months ended June 30, 2001 to its amount adjusted to exclude previously recorded goodwill amortization expense.

                                                   Three months            Six months
                                                       ended                 ended
                                                   June 30, 2001         June 30, 2001
                                                   -------------         -------------
      Reported net loss .................            $  (2,594)            $  (2,866)
      Goodwill amortization .............                  151                   151
                                                     ---------             ---------

      Adjusted net loss .................            $  (2,443)            $  (2,715)
                                                     =========             =========

      Reported net loss per share .......            $   (0.07)            $   (0.08)
      Goodwill amortization .............                 0.01                  0.01
                                                     ---------             ---------

      Adjusted net loss per share .......            $   (0.06)            $   (0.07)
                                                     =========             =========


      For initial application of SFAS No. 142, in connection with the reporting of the results for the first quarter of 2002, an independent appraisal firm was engaged to value the Company's goodwill as of January 1, 2002. The appraiser valued the businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 17.40%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's projections of operating results at January 1, 2002. Based on this valuation, no goodwill impairment was indicated, since the fair value of the reporting units was determined to be greater than its carrying value.

      In connection with the reporting of the results for the second quarter of 2002, based on the overall market declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, the Company completed an additional impairment review and has recorded a $18,762 charge for the impairment of goodwill. The charge reflects overall market declines since the Ladenburg acquisition in May 2001. During this review, the same independent appraisal firm was engaged to value the Company's goodwill as of June 30, 2002. The appraiser valued the businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for two companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



2.    LADENBURG TRANSACTION

      On May 7, 2001, LTS consummated a stock purchase agreement through which it acquired all of the outstanding common stock of Ladenburg from New Valley and Berliner Effektengesellschaft AG ("Berliner"), the former stockholders of Ladenburg. The primary reason for the acquisition was that both LTS and Ladenburg concluded that each company needed to enlarge the size of its business and the scope of services provided to maintain viability as a participant in the current financial markets. In order to acquire the stock of Ladenburg, LTS issued to New Valley and Berliner an aggregate of 23,218,599 shares of common stock and paid to them an aggregate of $10,000 cash and $10,000 principal amount of senior convertible promissory notes due December 31, 2005. The notes bear interest at the rate of 7.5% and are currently convertible into a total of 4,799,271 shares of common stock at a conversion price of $2.0836497. The notes are secured by a pledge of Ladenburg stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS' common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into chares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase the notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible promissory notes due December 31, 2005. Dr. Frost, a director of LTS from May 2001 until his resignation in July 2002, is the sole stockholder of the general partner of Frost-Nevada, Frost-Nevada Corporation. Dr. Frost, though several entities controlled by him, was also one of LTS' principal shareholders prior to the time that it became a public company in August 1999. The notes held by Frost-Nevada are identical to the notes held by New Valley and Berliner except for the interest rate which is 8.5% and the conversion price. These notes are currently convertible into a total of 6,497,475 shares of common stock at a conversion price of $1.5390594.

      The actual number of shares of common stock paid to New Valley and Berliner may be increased and the conversion prices of the notes payable held by New Valley, Berliner and Frost-Nevada may be decreased on or about May 7, 2003 pending a final resolution of LTS' pre-closing litigation adjustments.

      Concurrently with the closing of the stock purchase agreement, New Valley purchased 3,945,060 of common stock at $1.00 per share from Joseph Berland, LTS' former chairman and chief executive officer. Additionally, on the same date, Frost-Nevada purchased a total of 550,000 shares of common stock at $1.00 per share from Richard Rosenstock, LTS' vice chairman and chief operating officer, Mark Zeitchick and Vincent Mangone, LTS' executive vice presidents, and David Thalheim, LTS' former administrator.

      As a result of the foregoing transactions, the former stockholders of Ladenburg beneficially held 27,163,659 shares, or 64.6%, of LTS' common stock, and Frost-Nevada beneficially held 7,935,441 shares, or 16.4%, of LTS' common stock.

      Prior to the consummation of the acquisition, New Valley maintained office space at Ladenburg's principal offices. In connection with the consummation of the transaction, New Valley entered into a license agreement with Ladenburg in which New Valley will continue to occupy this space at no cost to New Valley. The license agreement is for one year and is automatically renewed for successive one year periods unless terminated by New Valley.

      In connection with these transactions, Howard M. Lorber, president and chief operating officer of New Valley, became LTS' chairman. Additionally, Victor M. Rivas, chairman and chief executive officer of Ladenburg, became LTS' president and chief executive officer pursuant to an employment agreement with a term expiring

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



      in August 2004. In addition to these individuals, Bennett S. LeBow, Henry
      C. Beinstein, Robert J. Eide and Dr. Frost became members of LTS' board of directors in May 2001. Messrs. Lorber, Rivas, LeBow and Beinstein are also members of the board of directors of New Valley and Mr. Eide is a member of the board of directors of Vector Group Ltd., New Valley's parent.

      Pursuant to the employment agreement with Mr. Rivas, Mr. Rivas is entitled to receive an annual base salary of $500,000, subject to periodic increases as determined by LTS' board of directors, as well as a guaranteed minimum annual bonus of $500,000. Mr. Rivas will also be entitled to participate in LTS' Annual Incentive Bonus Plan and Special Performance Incentive Plan in accordance with the terms of the plan and Mr. Rivas' employment agreement.

      At the time of the transaction, LTS also entered into amendments to the existing employment agreements with each of Messrs. Berland, Rosenstock, Zeitchick and Mangone. Pursuant to the amendments:

            o Mr. Berland resigned from his positions with LTS and became the executive vice president of corporate finance of Ladenburg Capital through May 2003 at an annual base salary of $150,000;

            o Mr. Rosenstock became LTS' vice chairman and chief operating officer and Ladenburg Capital's chief executive officer through August 2004 at an annual base salary of $340,000;

            o Mr. Zeitchick remained as LTS' executive vice president and became Ladenburg Capital's co-chairman of the board through August 2004 at an annual base salary of $90,000; and

            o Mr. Mangone remained as an executive vice president of LTS and Ladenburg Capital through August 2004 at annual base salary of $90,000.

      Each of Messrs. Rosenstock, Zeitchick and Mangone continue to be entitled to participate in LTS' Annual Incentive Bonus Plan and Special Performance Incentive Plan in accordance with the terms of the plan and their respective employment agreements.

      Following consummation of the transaction, in December 2001, New Valley distributed its shares of LTS common stock to holders of its common shares as a special dividend.

      The shares of LTS common stock issued in the transaction were valued at May 7, 2001 at $1.75 per share. LTS' common stock is very thinly traded, and management considered a number of factors in addition to the average trading price one week before and after closing of the transaction ($3.03). These other factors included the purchase price of the shares concurrently purchased from LTS' executive officers, the terms of the convertible notes and the value implied by the previous negotiations between the parties. No independent appraisal was obtained in connection with the transaction.

      The transaction has been accounted for under the purchase method of accounting as a reverse acquisition taking place as of May 7, 2001, the date on which certain future adjustments will be based. For accounting purposes, Ladenburg has been treated as the acquirer of LTS as Ladenburg's stockholders held a majority of the LTS common stock following the closing of the transaction. In determining the accounting treatment of the transaction, the Company considered the shares of common stock and the senior convertible promissory notes acquired by New Valley and Berliner on both a basic and fully diluted basis, and the number of outstanding options. Although New Valley later distributed its shares of common stock to its stockholders as described above, the Company determined that it was still appropriate to treat Ladenburg as the acquirer as New Valley's stockholders are in all practical matters the actual former stockholders of Ladenburg.

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


      Pro forma information for the three and six months ended June 30, 2001, giving effect to the acquisition and the adoption of SFAS No. 142 as if both occurred on January 1, 2001, is presented below:

                                                 Three months           Six months
                                                     ended                 ended
                                                 June 30, 2001        June 30, 2001
                                                 -------------        -------------
      Revenues ........................            $  29,701             $  58,980
                                                   =========             =========

      Loss from continuing
         operations ...................            $  (4,839)            $  (6,802)
                                                   =========             =========

      Loss from continuing
         operations per share .........            $   (0.12)            $   (0.16)
                                                   =========             =========

3.    NET CAPITAL REQUIREMENTS

      As registered broker-dealers, Ladenburg and Ladenburg Capital are subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternate method allowed by these rules and Ladenburg Capital has elected to compute its net capital under the basic method. At June 30, 2002, Ladenburg had net capital, as defined, of $3,453, which exceeded minimum capital requirements of $1,000 by $2,453. At June 30, 2002, Ladenburg Capital had net capital, as defined, of $2,468, which exceeded minimum capital requirements of $1,000 by $1,468.


4.    NOTES PAYABLE

      The components of notes payable at June 30, 2002 are as follows:

            Senior convertible notes payable ....            $20,000
            Notes payable .......................              2,500
            Subordinated note payable ...........              2,500
                                                             -------

            Total ...............................            $25,000
                                                             =======

     In conjunction with the acquisition of Ladenburg, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada bears interest at 8.5% per annum. The notes held by Frost-Nevada are convertible into a total of 6,497,475 shares of common stock and are collateralized by a pledge of the stock of Ladenburg. The notes held by the former Ladenburg stockholders are convertible into a total of 4,799,271 shares of common stock and are collateralized by a pledge of Ladenburg stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

     On March 27, 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. On July 16, 2002, LTS borrowed an additional $2,500 from New Valley (collectively, the "2002 Loans") on the same terms as the March 2002 loan.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the convertible notes on the interest payment dates commencing June 30, 2002 through March 31, 2003 (the "Forbearance Interest Payments"). Interest on the deferred amounts accrues at 8.0% per annum on the New Valley and Berliner notes, and at 9% per annum on the Frost-Nevada notes. The Company also agreed to apply, to the maximum extent possible, any net proceeds from the Company's proposed rights offering, discussed below, in excess of the amounts invested in the rights offering by the holders of the convertible notes and any net proceeds from any subsequent public offerings to pay to the holders of the convertible notes any amount for the Forbearance Interest Payments then outstanding.

     The Company's liquidity position continues to be adversely affected by its inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations and, in July and August 2002, reduced its number of employees by approximately 110 individuals, or approximately 17% of its total employees. Along with the implementation of these cost-cutting procedures, the Company filed a registration statement in May 2002 for a proposed $10,000 rights offering to the holders of the Company's outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. New Valley agreed to purchase up to $5,000 of the Company's common stock in the proposed rights offering if such shares were otherwise unsubscribed for. However, on August 6, 2002, the Company announced that it had decided to postpone the rights offering due to market conditions. The Company intends to review the situation at the end of the third quarter to determine if conditions for the offering have improved, although the Company does not currently anticipate that the rights offering can be successfully completed absent a material improvement in market conditions and a significant increase in the Company's stock price. In the circumstance where the rights offering were ultimately consummated, the Company would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible.

     The Company's overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company's subsidiaries. Based on these reviews, if the proposed rights offering could be successfully completed, management believes that its capital structure would be adequate for current operations and reasonably foreseeable future needs. However, should the rights offering, which is currently postponed, or an alternative capital infusion not be completed or should the Company otherwise require additional financing, it will need to seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from New Valley or from other parties, including the Company's shareholders and clearing brokers. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding, it would have an adverse impact on the Company's liquidity and operations.

     Ladenburg has $2,500 outstanding under a junior subordinated revolving credit agreement with its clearing broker that extends through October 31, 2002 under which borrowings incur interest at LIBOR plus 2%. There can be no assurance that this credit agreement will be extended, and as a result, Ladenburg could be forced to reduce its net trading positions, which could adversely impact future operations.

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

6.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position and results of operations. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against the Company. However, the Company believes its accrual for lawsuit losses of $2,573 at June 30, 2002 is adequate.

     Ladenburg Capital has initiated a lawsuit against one of its landlords claiming that the property it rented in a building near the World Trade Center is no longer habitable. The Company believes that Ladenburg Capital will prevail and intends to pursue this claim vigorously. However, in the event that Ladenburg Capital does not prevail, it may incur additional expense should it decide not to occupy the space. Ladenburg Capital has accrued rent expense through June 30, 2002 on the property.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




INTRODUCTION

     The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Our subsidiaries include Ladenburg, Ladenburg Capital, Ladenburg Thalmann International Ltd. and Ladenburg Fund Management.

         Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were our only subsidiaries. On May 7, 2001, we acquired all of the outstanding common stock of Ladenburg, and our name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. The acquisition of Ladenburg has been accounted for under the purchase method of accounting as a reverse acquisition. Under reverse acquisition accounting, LTS was treated as the acquired entity as Ladenburg's former stockholders held a majority of our common stock following the transaction. As a result, LTS' operating results were included as of May 7, 2001, the date of acquisition, with the historical financial statements of Ladenburg and our financial results are included beginning May 7, 2001. As appropriate, in the discussion of operating results, increases in reported revenues and expenses as a result of the acquired operations of LTS will be referred to as the "LCM operations." In connection with the acquisition, all per share data have been restated to reflect retroactively the number of shares of common stock, convertible notes and cash to be received by the former stockholders of Ladenburg. We have changed our fiscal year-end from September 30 to December 31 to conform to the fiscal year-end of Ladenburg.

         Our chief financial officer serves on a part-time basis devoting such time as is necessary to perform his duties as our chief financial officer. The majority of his business time is devoted to his positions with New Valley, where he serves as chief financial officer, Vector Group Ltd., New Valley's parent, and their subsidiaries. Both Ladenburg and Ladenburg Capital have a full-time chief financial officer and accounting staff devoted to each respective broker-dealer's operations.

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

         CLEARING ARRANGEMENTS. Ladenburg and Ladenburg Capital do not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg and Ladenburg Capital introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for Ladenburg's and Ladenburg Capital's proprietary securities transactions. These activities may expose Ladenburg and Ladenburg Capital to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg and Ladenburg Capital have agreed to indemnify their respective clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin and record an estimated loss when management believes collection from the customer is unlikely. We incurred (income) losses from these arrangements of $(149) and $1,423 for the years ended

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



December 31, 2001 and 2000 and $26 and $66 for the three and six months ended June 30, 2002, respectively, and $50 and $(268) for the three and six months ended June 30, 2001, respectively.

         CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against the Company, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We recognized $2,573 as an accrued liability for lawsuit losses as of June 30, 2002. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced.

         SEPTEMBER 11, 2001 EVENTS. On September 11, 2001 terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg's mid-town New York headquarters. Although some of Ladenburg Capital's businesses were temporarily disrupted, all its businesses remained functioning and serving clients. We are insured for loss caused by physical damage to property. This includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursement costs from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. The net book value of the lost property has been recorded as a receivable as of December 31, 2001 and the insurance proceeds for the lost property will be recorded upon receipt. Insurance proceeds received may vary from the lost property's net book value. The Company received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against the Company's receivable of $1,325 as of June 30, 2002.

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

         Fair values are based on listed market prices, where possible. If listed market prices are not available or if the liquidation of our positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.

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

         IMPAIRMENT OF GOODWILL. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues on January 1, 2002 and on a periodic basis thereafter. Based on overall declines in the U.S. equity markets and conditions prevailing in the broker-dealer industry, we engaged an independent appraisal firm to value our goodwill

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


as of June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded for the three and six months ended June 30, 2002. The goodwill was generated in the Ladenburg acquisition in May 2001, and the charge reflected overall market declines since the acquisition. See Note 1 to our condensed consolidated financial statements for a discussion of the adoption of SFAS No. 142 and the impairment charge.

         VALUATION OF DEFERRED TAX ASSETS. At June 30, 2002, we had $3,207 of net deferred tax assets, accounting for approximately 6% of our total assets. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. During the year ended December 31, 2001, we recorded $4,565 of valuation allowances related to our net deferred tax assets. The valuation allowances related to our net deferred tax assets at June 30, 2002 were approximately $7,000.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001

         Our revenues for the three months ended June 30, 2002 decreased $755 from 2001 primarily as a result of decreased principal transactions of $6,106, offset by increases in commissions of $6,002. For comparative purposes, the 2002 period includes revenues generated by the LCM operations acquired in the May 2001 Ladenburg transaction for the three months ended June 30, 2002, while the 2001 period includes revenues generated by the LCM operations from May 7, 2001 to June 30, 2001.

         Our expenses for the three months ended June 30, 2002 increased $21,225 primarily as a result of the impairment of goodwill of $18,762 and increased other expenses of $2,463.

         Our revenues for the three months ended June 30, 2002 consisted of commissions of $13,660, principal transactions of $2,034, investment banking fees of $2,361, interest and dividends of $537, investment advisory fees of $676 and other income of $1,091. Our revenues for the three months ended June 30, 2001 consisted of commissions of $7,658, principal transactions of $8,140, investment banking fees of $2,301, syndicate and underwriting income of $224, interest and dividends of $1,028, investment advisory fees of $679 and other income of $1,138. Our expenses for the three months ended June 30, 2002 consisted of employee compensation and benefits of $14,957, impairment of goodwill of $18,762 and other expenses of $12,362. Our expenses for the three months ended June 30, 2001 consisted of employee compensation and benefits of $14,370 and other expenses of $10,486.

         The $6,002 (78.4%) increase in commissions was the result of the impact of the inclusion of the LCM operations, which provided additional commission income of $10,958 in the 2002 period versus $4,274 in the 2001 period, offset by a $232 decrease in commission income as a result of the decline in the market for equity securities for the three months ended June 30, 2002.

         Investment banking fees remained constant and increased by $60 (2.6%).

         The $6,106 (75.0%) decrease in principal transactions was primarily the result of decreases in trading income of $5,391 in the 2002 period and a decrease in sales credits caused by the continued significant decline in the market for equity securities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The increase in compensation expense of $587 was primarily the result of a $65 increase in general and administrative salaries and a $243 increase in performance-based compensation, both principally due to the inclusion of the LCM operations.

         In connection with the reporting of the results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, the Company completed an additional impairment review and has recorded a $18,762 charge for the impairment of goodwill, which was generated in the Ladenburg acquisition. The charge reflects overall market declines since the acquisition in May 2001. During this review, an independent appraisal firm was engaged to value the Company's goodwill as of June 30, 2002. The appraiser valued the businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for two companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded for the three months ended June 30, 2002.

         Income tax benefit for the three months ended June 30, 2002 was $216 compared to an income tax benefit of $1,094 in 2001. The income tax rate for the 2002 period does not bear a customary relationship to effective tax rates as a result of state and local income tax expense and the utilitization of net operating loss carrybacks. The income tax rate for the 2001 period does not bear a customary relationship to effective tax rates as a result of state and local income tax expense and the utilization of net operating loss carrybacks.

   SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

         Our revenues for the six months ended June 30, 2002 increased $5,950 from 2001 primarily as a result of increased commissions of $15,790 offset by decreases in principal transactions of $9,897. For comparative purposes, the 2002 period includes revenues generated by the LCM operations for the six months ended June 30, 2002, while the 2001 period includes revenues generated by the LCM operations from May 7, 2001 to June 30, 2001.

         Our expenses for the six months ended June 30, 2002 increased $31,753 primarily as a result of impairment of goodwill of $18,762, increased employee compensation of $5,908 and increased other expenses of $7,083.

         Our revenues for the six months ended June 30, 2002 consisted of commissions of $27,610, principal transactions of $7,091, investment banking fees of $6,307, interest and dividends of $1,220, investment advisory fees of $1,503 and other income of $2,124. Our revenues for the six months ended June 30, 2001 consisted of commissions of $11,820, principal transactions of $16,988, investment banking fees of $5,875, syndicate and underwriting income of $270, interest and dividends of $1,774, investment advisory fees of $1,689 and other income of $1,662. Our expenses for the six months ended June 30, 2002 consisted of employee compensation and benefits of $32,547, impairment of goodwill of $18,762 and other expenses of $24,574. Our expenses for the six months ended June 30, 2001 consisted of employee compensation and benefits of $26,639 and other expenses of $17,491.

         The $15,790 (133.6%) increase in commissions was the result of the impact of the acquired LCM operations, which provided additional commission income of $22,276 in 2002 versus $4,274 in the 2001 period, offset by a $1,762 decrease as a result of the significant decline in the market for equity securities for the six months ended June 30, 2002.

         Investment banking fees were consistent with the prior year, increasing by $432 (7.4%).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         The $9,897 (58.3%) decrease in principal transactions was primarily the result of decreases in trading income of $7,974 in the 2002 period and a decrease in sales credits caused by the continued significant decline in the market for equity securities.

         The increase in compensation expense of $5,908 was primarily the result of a $1,745 increase in general and administrative salaries and a $3,630 increase in performance-based compensation, both principally due to the inclusion of the LCM operations.

         As discussed above, an impairment charge of $18,762 of goodwill was recorded for the six months ended June 30, 2002.

         Income tax benefit for the six months ended June 30, 2002 was $871 compared to an income tax expense of $1,186 in 2001. The income tax rate for the 2002 period does not bear a customary relationship to effective tax rates as a result of state and local income tax expense and the utilitization of net operating loss carrybacks. The income tax rate for the 2001 period does not bear a customary relationship to effective tax rates as a result of state income tax expense and the utilization of net operating loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

         Approximately 58.01% of our assets at June 30, 2002 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing brokers, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

         Our brokerage subsidiaries, Ladenburg and Ladenburg Capital, are subject to the net capital rules of the SEC. Therefore, they are subject to certain restrictions on the use of capital and its related liquidity. Ladenburg's net capital position, as defined, of $3,453, exceeded minimum capital requirements of $1,000 by $2,453 at June 30, 2002. As of June 30, 2002, Ladenburg Capital had net capital, as defined, of $2,468, which exceeded minimum capital requirements of $1,000 by $1,468. Failure to maintain the required net capital may subject Ladenburg or Ladenburg Capital to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of our broker-dealer subsidiaries that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from these subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.

         The Company's primary sources of liquidity include cash generated by operations, borrowings and equity offerings.

         Cash used in operating activities for the six months ended June 30, 2002 was $6,622 as compared to $2,900 for the 2001 period. The difference is primarily due to the net loss of $28,984 in 2002 versus $2,866 in 2001 and the net increase in our net trading securities of $6,335 compared to $9,522 in 2001 and a decrease of $7,210 in accrued compensation and expenses versus $1,149 in the 2001 period. The amounts were offset by the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


impairment of goodwill in the 2002 period of $18,762 and a decrease in receivables from clearing brokers in 2002 of $15,115 versus an increase of $7,842 in 2001.

         Cash flows provided from investing activities for the six months ended June 30, 2002 were $878 compared to $3,507 for the 2001 period. The difference is primarily attributable to cash of $5,151 acquired in the LTS acquisition, offset by a decrease in restricted assets of $1,554 in the 2002 period and a reduction in purchases of furniture, equipment ($1,571 in 2001 period versus $676 in the 2002 period). Our restricted assets at June 30, 2002 and December 31, 2001 consisted primarily of collateral for a letter of credit which is used as collateral for a long-term lease of commercial office space. The decrease in restricted assets during the six months ended June 30, 2002 was primarily the result of a $1,554 reduction in the letter of credit pursuant to the lease terms.

         The capital expenditures of $676 and $1,571 for the six months ended June 30, 2002 and 2001, respectively, related principally to the enhancements and improvements to computer equipment and furniture and fixtures.

         Cash flows provided from financing activities for the six months ended June 30, 2002 were $500 compared to $0 for 2001.

         In conjunction with the acquisition of the LCM operations, we issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005. The $10,000 principal amount of notes issued to the former stockholders of Ladenburg bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada bears interest at 8.5% per annum. The notes are currently convertible into a total of 11,296,746 shares of our common stock and are secured by a pledge of the stock of Ladenburg.

         On August 31, 2001, we borrowed $1,000 from each of New Valley and Frost-Nevada in order to supplement the liquidity of our broker-dealer operations. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002. On March 27, 2002, we borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. On July 16, 2002, we borrowed an additional $2,500 from New Valley (collectively, the "2002 Loans") on the same terms as the March 2002 loan. On June 28, 2002, New Valley, Berliner and Frost-Nevada also agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments").

         Ladenburg has $2,500 outstanding under a junior subordinated revolving credit agreement with its clearing broker that extends through October 31, 2002 under which borrowings incur interest at LIBOR plus 2%. There can be no assurance that this credit agreement will be extended, and as a result, Ladenburg could be forced to reduce its net trading positions, which could adversely impact future operations.

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

         Our liquidity position continues to be adversely affected by our inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, we have been forced to cut expenses as necessary. In order to accomplish this, we have implemented certain cost-cutting procedures throughout our operations and, in July and August 2002, reduced our number of employees by approximately 110 individuals, or approximately 17% of our total employees. Along with the implementation of these cost-cutting procedures, we filed a registration statement in May 2002 for a proposed $10,000 rights offering to the holders of our outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. New Valley has agreed to purchase up to $5,000 of our common stock in the proposed rights offering if such shares are otherwise unsubscribed for. However, on August 6, 2002, we announced that we had

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



decided to postpone the rights offering due to market conditions. We intend to review the situation at the end of our third quarter to determine if conditions for the offering have improved, although we do not currently anticipate that the rights offering can be successfully completed absent a material improvement in market conditions and a significant increase in our stock price. In the circumstance where the rights offering were ultimately consummated, we would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible.

         Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of our subsidiaries. Based on these reviews, if the proposed rights offering were successfully completed, management believes that our capital structure would be adequate for current operations and reasonably foreseeable future needs. However, should the rights offering which is currently postponed or an alternative capital infusion not be completed or should we otherwise require additional financing, we will need to seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from New Valley or from other parties, including our shareholders and clearing brokers. If we continue to be unable to generate cash from operations and are unable to find alternative sources of funding, it would have an adverse impact on our liquidity and operations.

         We are obligated under noncancellable lease agreements, which provide for minimum lease payments, net of lease abatement and inclusive of escalation charges, of $5,672 in the 2002 year and approximately $5,500 per year until 2015.

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

         We maintain inventories of trading securities at June 30, 2002 with fair market values of $16,390 in long positions and $5,135 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at June 30, 2002 will not have a material adverse effect on our consolidated financial position or results of operations.


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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended June 30, 2002.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                   Date             Items              Financial Statements
                   ----             -----              --------------------
               April 5, 2002        5, 7                       None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     LADENBURG THALMANN FINANCIAL SERVICES INC.
                                     (Registrant)



Date: August 14, 2002            By: /s/J. Bryant Kirkland III
                                     -----------------------------------
                                     J. Bryant Kirkland III
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                        Chief Accounting Officer)