Form 10-Q
period 2002-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2002-11-14
CIK 1029730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     AS OF NOVEMBER 13, 2002, THERE WERE OUTSTANDING 42,025,211 SHARES OF THE REGISTRANT'S COMMON STOCK, $.0001 PAR VALUE.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Statements of Financial Condition
                        as of September 30, 2002 and December 31, 2001................                2

                    Condensed Consolidated Statements of Operations
                        for the three months and nine months ended
                        September 30, 2002 and 2001...................................                3

                    Condensed Consolidated Statement of Changes in
                        Shareholders' Equity (Capital Deficit) for
                        the nine months ended  September 30, 2002.....................                4

                    Condensed Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 2002 and 2001.............                5

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................                6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................               16

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........               24

     Item 4.        Controls and Procedures...........................................               24

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................               25

     Item 2.        Changes in Securities and Use of Proceeds.........................               25

     Item 6.        Exhibits and Reports on Form 8-K..................................               25

SIGNATURE.............................................................................               26

CERTIFICATIONS........................................................................               27



                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  September 30,        December 31,
                                                                                       2002                 2001
                                                                                  ------------         ------------
                                     ASSETS

Cash and cash equivalents ...............................................            $  3,040             $  8,136
Trading securities owned ................................................               4,702               17,324
Receivables from clearing brokers .......................................              17,910               27,920
Exchange memberships owned, at historical cost ..........................               1,505                1,505
Furniture and equipment, net of accumulated depreciation ................               9,313                9,959
Restricted assets .......................................................               1,059                2,610
Income taxes receivable .................................................               2,041                  499
Deferred tax assets .....................................................                  --                3,339
Due from affiliates .....................................................                 327                  262
Goodwill, net of accumulated amortization ...............................                  --               18,762
Other assets ............................................................               5,069                8,091
                                                                                     --------             --------

         Total assets ...................................................            $ 44,966             $ 98,407
                                                                                     ========             ========


             LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)

Securities sold, not yet purchased ......................................            $  1,890             $ 12,404
Accrued compensation ....................................................               2,841               11,078
Accounts payable and accrued liabilities ................................               8,068                7,608
Deferred rent credit ....................................................               7,676                7,189
Due to former parent and affiliate ......................................                 490                  434
Notes payable ...........................................................               5,000                2,000
Senior convertible notes payable ........................................              20,000               20,000
Subordinated note payable ...............................................               2,500                2,500
                                                                                     --------             --------

         Total liabilities ..............................................              48,465               63,213
                                                                                     --------             --------

Commitments and contingencies ...........................................                  --                   --

Shareholders' equity (capital deficit):
     Preferred stock, $.0001 par value; 2,000,000 shares authorized;
       none issued ......................................................                  --                   --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
       42,025,211 shares issued and outstanding .........................                   4                    4
     Additional paid-in capital .........................................              56,473               56,168
     Accumulated deficit ................................................             (59,976)             (20,978)
                                                                                     --------             --------

         Total shareholders' equity (capital deficit) ...................              (3,499)              35,194
                                                                                     --------             --------

         Total liabilities and shareholders' equity (capital deficit) ...            $ 44,966             $ 98,407
                                                                                     ========             ========





                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                        September 30,
                                                             -------------------------------       -------------------------------
                                                                 2002               2001                2002               2001
                                                             ------------       ------------       ------------       ------------
Revenues:
     Commissions ......................................      $     10,712       $      9,826       $     38,322       $     21,646
     Principal transactions, net ......................               954              3,261              8,045             20,249
     Investment banking fees ..........................             1,790              1,972              8,097              7,847
     Interest and dividends ...........................               579              1,049              1,799              2,823
     Syndications and underwritings ...................                91                125                264                395
     Investment advisory fees .........................               651                741              2,154              2,430
     Other income .....................................             1,200              1,105              3,324              2,767
                                                             ------------       ------------       ------------       ------------

         Total revenues ...............................            15,977             18,079             62,005             58,157
                                                             ------------       ------------       ------------       ------------

Expenses:
     Compensation and benefits ........................            12,035             13,841             44,582             40,480
     Brokerage, communication and clearance fees ......             3,741              4,181             12,117             11,575
     Rent and occupancy ...............................             2,046              1,975              6,047              4,849
     Depreciation and amortization ....................               455                846              1,544              1,788
     Impairment of goodwill ...........................                --                 --             18,762                 --
     Professional services ............................             1,113                954              3,779              2,247
     Interest .........................................               537                587              1,494                963
     Other ............................................             3,799              4,108             11,284              8,720
                                                             ------------       ------------       ------------       ------------

         Total expenses ...............................            23,726             26,492             99,609             70,622
                                                             ------------       ------------       ------------       ------------

Loss from operations before income taxes (benefit) ....            (7,749)            (8,413)           (37,604)           (12,465)

Income taxes (benefit) ................................             2,265             (2,728)             1,394             (3,914)
                                                             ------------       ------------       ------------       ------------


Net loss ..............................................      $    (10,014)      $     (5,685)      $    (38,998)      $     (8,551)
                                                             ============       ============       ============       ============

Loss per Common Share (basic and diluted):
     Net loss per Common Share ........................      $       (.24)      $      (0.14)      $       (.93)      $      (0.22)
                                                             ============       ============       ============       ============

Number of shares used in computation ..................        42,025,211         42,025,211         42,025,211         38,592,936
                                                             ============       ============       ============       ============




                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                    IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                ADDITIONAL
                                               COMMON             PAID-IN           ACCUMULATED
                                                STOCK             CAPITAL             DEFICIT               TOTAL
                                              --------            --------          -----------            --------
Balance, December 31, 2001 ............       $      4            $ 56,168            $(20,978)            $ 35,194

    Employee compensation (Note 2) ....             --                 305                  --                  305

    Net loss ..........................             --                  --             (38,998)             (38,998)
                                              --------            --------            --------             --------


Balance, September 30, 2002 ...........       $      4            $ 56,473            $(59,976)            $ (3,499)
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

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                   2002                 2001
                                                                                 --------             --------
Cash flows from operating activities:
     Net loss .......................................................            $(38,998)            $ (8,551)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization ..................................               1,544                1,658
     Amortization of deferred rent credit ...........................                 250                  409
     Deferred taxes .................................................               3,339                 (996)
     Impairment of goodwill .........................................              18,762                   --
     Employee compensation (Note 2) .................................                 305                   --

(Increase) decrease in operating assets:
     Trading securities owned .......................................              12,622               12,520
     Receivables from clearing brokers ..............................              10,010                 (391)
     Due from affiliates ............................................                 (65)                (592)
     Other assets ...................................................               1,480                   45

Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased .............................             (10,514)              (4,687)
     Accrued compensation ...........................................              (8,237)              (3,101)
     Accounts payable and accrued liabilities .......................                 697               (2,799)
     Due to former parent and affiliates ............................                  56                   13
                                                                                 --------             --------
         NET CASH USED IN OPERATING ACTIVITIES ......................              (8,749)              (6,472)
                                                                                 --------             --------

Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold improvements ....                (898)              (2,433)
     Cash acquired in LTS acquisition ...............................                  --                5,151
     Decrease in restricted assets ..................................               1,551                   --
                                                                                 --------             --------
         NET CASH PROVIDED BY INVESTING ACTIVITIES ..................                 653                2,718
                                                                                 --------             --------

Cash flows from financing activities:
     Payments to Ladenburg stockholders .............................                  --              (10,000)
     Issuance of subordinated notes payable .........................                  --                2,500
     Issuance of promissory notes payable ...........................               5,000                2,000
     Payment of promissory note payable .............................              (2,000)                  --
     Convertible note proceeds ......................................                  --               10,000
                                                                                 --------             --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ..................               3,000                4,500
                                                                                 --------             --------

Net increase (decrease) in cash and cash equivalents ................              (5,096)                 746
Cash and cash equivalents, beginning of period ......................               8,136                3,928
                                                                                 --------             --------
         CASH AND CASH EQUIVALENTS, END OF PERIOD ...................            $  3,040             $  4,674
                                                                                 ========             ========

Supplemental disclosure of non-cash activity:
Detail of acquisition:
   Fair value of assets acquired ....................................            $     --             $ 26,619
   Goodwill .........................................................                  --               19,385
   Liabilities assumed, including priority interest .................                  --              (23,820)
   Increase to paid-in capital ......................................                  --              (17,033)
                                                                                 --------             --------
         NET CASH RECEIVED IN ACQUISITION ...........................            $     --             $  5,151
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



1.   PRINCIPLES OF REPORTING

     The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company"), formerly known as GBI Capital Management Corp., and its wholly-owned subsidiaries. The subsidiaries of LTS include Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. ("Ladenburg Capital"), Ladenburg Thalmann International Ltd. and Ladenburg Capital Fund Management Inc., formerly known as GBI Fund Management Corp. ("Ladenburg Fund Management"). The interim financial data as of September 30, 2002 and for the three and nine months ended September 30, 2002 and September 30, 2001 are unaudited; however, in the opinion of the Company, the interim data include all adjustments, consisting of normal recurring and other adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for a full year.

     Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were the only subsidiaries of the Company. Ladenburg was an indirect wholly-owned subsidiary of New Valley Corporation ("New Valley") from May 31, 1995 to December 1999, when a minority stake in Ladenburg was sold leaving New Valley with an indirect 80.1% ownership interest. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. In consideration for the shares of Ladenburg, LTS issued the former stockholders of Ladenburg a majority interest in LTS' common stock. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. The historical financial statements prior to May 7, 2001 are those of Ladenburg, and LTS has changed its fiscal year-end from September 30 to December 31. For a more complete discussion of this transaction, including pro forma information, see Note 2 to these condensed consolidated financial statements.

     In December 2001, New Valley distributed its shares of LTS common stock to holders of New Valley common shares as a special dividend.

     ORGANIZATION

     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by the Securities and Exchange Commission ("SEC"), the New York Stock Exchange, National Association of Securities Dealers, Inc. ("NASD"), Commodities Futures Trading Commission and National Futures Association.

     Ladenburg Capital is a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acts as an introducing broker, market maker, underwriter and trader for its own account. In July 2002, the market making activities of Ladenburg Capital were terminated. Certain of the employees working in Ladenburg Capital's market making area were offered employment with Ladenburg. The Company intends to terminate the remaining operations of Ladenburg Capital during the fourth quarter of 2002. Ladenburg Capital expects to withdraw as a broker-dealer at that time. Ladenburg has agreed to service the Ladenburg Capital accounts, and many of the Ladenburg Capital employees are expected to be offered employment with Ladenburg. This will reduce support staff expenses, operating expenses and general administrative expenses.

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

     At September 30, 2002, all of the securities owned and securities sold, not yet purchased, and the amount receivable from the clearing brokers reflected on the condensed consolidated statements of financial condition are securities positions with and amounts due from these clearing brokers.

     The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Gains and losses (both realized and unrealized) on securities transactions are included in principal transactions in the condensed consolidated statements of operations.

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

     A summary of the allocation by entity of the Company's goodwill, including the impairment charge discussed below, is as follows:

                                            DECEMBER 31, 2001
                                       -----------------------------
                                                          ACCUMULATED
                                        GROSS             AMORTIZATION     NET              ADJUSTMENTS      SEPTEMBER 30, 2002
                                       --------             --------     --------            --------        ------------------
      Ladenburg .............          $     --             $     --     $     --            $  5,546             $  5,546
      Ladenburg Capital .....            19,385                 (623)      18,762              (5,546)              13,216
                                       --------             --------     --------            --------             --------
                                       $ 19,385             $   (623)    $ 18,762            $     --             $ 18,762
                                       ========             ========     ========            ========
      Impairment loss .......                                                                                      (18,762)
                                                                                                                  --------
      Total................                                                                                       $     --
                                                                                                                  ========


      The goodwill of $19,385 arose as a result of the Ladenburg transaction on May 7, 2001. The following table reconciles net loss for the three and nine months ended September 30, 2001 to its amount adjusted to exclude previously recorded goodwill amortization expense.

                                                THREE MONTHS           NINE MONTHS
                                                    ENDED                  ENDED
                                              SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                              ------------------     ------------------
      Reported net loss ...............            $  (5,685)            $  (8,551)
      Goodwill amortization ...........                  247                   403
                                                   ---------             ---------

      Adjusted net loss ...............            $  (5,438)            $  (8,148)
                                                   =========             =========

      Reported net loss per share .....            $   (0.14)            $   (0.22)
      Goodwill amortization ...........                 0.01                  0.01
                                                   ---------             ---------

      Adjusted net loss per share .....            $   (0.13)            $   (0.21)
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


      In connection with the reporting of the results for the second quarter of 2002, based on the overall market declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, the Company completed an additional impairment review and recorded a $18,762 charge for the impairment of goodwill. The charge reflects overall market declines since the Ladenburg acquisition in May 2001. During this review, the same independent appraisal firm was engaged to value the Company's goodwill as of June 30, 2002. The appraiser valued the Company's businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded. The expense is included in the nine months ended September 30, 2002.

2.    LADENBURG TRANSACTION

      On May 7, 2001, LTS consummated a stock purchase agreement through which it acquired all of the outstanding common stock of Ladenburg from New Valley and Berliner Effektengesellschaft AG ("Berliner"), the former stockholders of Ladenburg. The primary reason for the acquisition was that both LTS and Ladenburg concluded that each company needed to enlarge the size of its business and the scope of services provided to maintain viability as a participant in the current financial markets. In order to acquire the stock of Ladenburg, LTS issued to New Valley and Berliner an aggregate of 23,218,599 shares of common stock and paid to them an aggregate of $10,000 cash and $10,000 principal amount of senior convertible promissory notes due December 31, 2005. The notes bear interest at the rate of 7.5% and are currently convertible into a total of 4,799,271 shares of common stock at a conversion price of approximately $2.08. The notes are secured by a pledge of Ladenburg stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS' common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase the notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible promissory notes due December 31, 2005. Dr. Frost, a director of LTS from May 2001 until his resignation in July 2002, is the sole stockholder of the general partner of Frost-Nevada, Frost-Nevada Corporation. Dr. Frost, through several entities controlled by him, was also one of LTS' principal shareholders prior to the time that it became a public company in August 1999. The notes held by Frost-Nevada are identical to the notes held by New Valley and Berliner except for the interest rate which is 8.5% and the conversion price. These notes are currently convertible into a total of 6,497,475 shares of common stock at a conversion price of approximately $1.54.

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

      As a result of the foregoing transactions, the former stockholders of Ladenburg directly or indirectly held shares or other equity instruments, representing 27,163,659 shares, or 64.6%, of LTS' common stock, and

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


     Frost-Nevada directly or indirectly held shares or other equity instruments, representing 7,935,441 shares, or 16.4%, of LTS' common stock.

     Prior to the consummation of the acquisition, New Valley maintained office space at Ladenburg's principal offices. In connection with the consummation of the transaction, New Valley entered into a license agreement with Ladenburg in which New Valley will continue to occupy this space at no cost to New Valley. The license agreement is for one year and is automatically renewed for successive one year periods unless terminated by New Valley. The space, which is not currently occupied by New Valley, has been subleased on a short-term basis by Ladenburg to an unaffiliated third party.

     In connection with these transactions, Howard M. Lorber, president and chief operating officer of New Valley, became LTS' chairman. Additionally, Victor M. Rivas, chairman and chief executive officer of Ladenburg, became LTS' president and chief executive officer pursuant to an employment agreement with a term expiring in August 2004. In addition to these individuals, Bennett S. LeBow, Henry C. Beinstein, Robert J. Eide and Dr. Frost became members of LTS' board of directors in May 2001. Messrs. Lorber, Rivas, LeBow and Beinstein are also members of the board of directors of New Valley and Mr. Eide is a member of the board of directors of Vector Group Ltd., New Valley's parent.

     Pursuant to the employment agreement with Mr. Rivas, Mr. Rivas is entitled to receive an annual base salary of $500, subject to periodic increases as determined by LTS' board of directors, as well as a minimum annual bonus of $500. Mr. Rivas is also entitled to participate in LTS' Annual Incentive Bonus Plan and Special Performance Incentive Plan in accordance with the terms of the plan and Mr. Rivas' employment agreement. Due to the current financial condition of the Company, Mr. Rivas has elected to forfeit the accrued compensation due him under the Special Performance Incentive Plan for the period January 1, 2002 through August 31, 2002 and the balance of the compensation due him under this Plan for the remainder of the 2002 calendar year. The amount forfeited through September 30, 2002 of $295 has been charged to operations with a corresponding increase to additional paid-in capital.

     At the time of the transaction, LTS also entered into amendments to the existing employment agreements with each of Messrs. Berland, Rosenstock, Zeitchick and Mangone. Pursuant to the amendments:

          o Mr. Berland resigned from his positions with LTS and became the executive vice president of corporate finance of Ladenburg Capital through May 2003 at an annual base salary of $150;

          o Mr. Rosenstock became LTS' vice chairman and chief operating officer and Ladenburg Capital's chief executive officer through August 2004 at an annual base salary of $340;

          o Mr. Zeitchick remained as LTS' executive vice president and became Ladenburg Capital's co-chairman of the board through August 2004 at an annual base salary of $90; and

          o Mr. Mangone remained as an executive vice president of LTS and Ladenburg Capital through August 2004 at annual base salary of $90.

     Each of Messrs. Rosenstock, Zeitchick and Mangone continue to be entitled to participate in LTS' Annual Incentive Bonus Plan and Special Performance Incentive Plan in accordance with the terms of the plan and their respective employment agreements. Due to the current financial condition of the Company, effective September 1, 2002, Messrs. Rosenstock, Zeitchick and Mangone elected to forfeit 25% of the compensation due them under the Special Performance Incentive Plan for the remainder of the 2002 calendar year. Effective September 1, 2002, Mr. Rosenstock also elected to forfeit 25% of the compensation due to him pursuant to his employment agreement for retail and institutional brokerage commissions generated from various registered representatives employed by the Company's subsidiaries. The amount forfeited through September 30, 2002 of $10 has been charged to operations with a corresponding increase to additional paid-in capital.

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

      Pro forma information for the nine months ended September 30, 2001, giving effect to the acquisition and the adoption of SFAS No. 142 as if both occurred on January 1, 2001, is presented below:

                                                      NINE MONTHS
                                                         ENDED
                                                  SEPTEMBER 30, 2001
                                                  ------------------

        Revenues ..........................            $ 77,059
                                                       ========

        Loss from operations ..............            $(13,001)
                                                       ========

        Loss from operations per share ....            $  (0.31)
                                                       ========

3.    NET CAPITAL REQUIREMENTS

      As registered broker-dealers, Ladenburg and Ladenburg Capital are subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternate method allowed by these rules and Ladenburg Capital has elected to compute its net capital under the basic method. At September 30, 2002, Ladenburg had net capital, as defined, of $3,533, which exceeded minimum capital requirements of $1,000 by $2,533. At September 30, 2002, Ladenburg Capital had net capital, as defined, of $1,494, which exceeded minimum capital requirements of $379 by $1,115.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)



4.   NOTES PAYABLE

     The components of notes payable at September 30, 2002 are as follows:

           Senior convertible notes payable................        $  20,000
           Notes payable...................................            5,000
           Subordinated note payable.......................            2,500
                                                                    --------

           Total...........................................        $  27,500
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

     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the convertible notes on the interest payment dates commencing June 30, 2002 through March 31, 2003 (the "Forbearance Interest Payments"). Interest on the deferred amounts accrues at 8% per annum on the New Valley and Berliner notes, and at 9% per annum on the Frost-Nevada notes. The Company also agreed to apply, to the maximum extent possible, any net proceeds from the Company's proposed rights offering, discussed below, in excess of the amounts invested in the rights offering by the holders of the convertible notes and any net proceeds from any subsequent public offerings to pay to the holders of the convertible notes any amount for the Forbearance Interest Payments then outstanding.

     Ladenburg has $2,500 outstanding under a junior subordinated revolving credit agreement with an affiliate of its clearing broker that extends through October 31, 2004 under which borrowings incur interest at LIBOR plus 2%.

     The Company's liquidity position continues to be adversely affected by its inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations and, in the third quarter of 2002, reduced the size of its workforce.

     The Company has renegotiated its current clearing agreement with one of its clearing brokers whereby this clearing broker will become the Company's primary clearing broker, clearing substantially all of the Company's business. As part of the new agreement, the Company will realize significant cost savings from reduced ticket charges and expects to realize additional cost savings from other incentives. In addition, under

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


     the new clearing agreement, an affiliate of the clearing broker will lend the Company approximately $3,800 upon the conversion of the business currently conducted with another clearing broker to this primary clearing broker. The loans will be forgiven over various periods, up to four years from the date of conversion. The conversion is currently scheduled to occur in late November 2002.

     During the fourth quarter of 2002, in order to decrease future operating expenses, the Company intends to terminate the operations of Ladenburg Capital. Ladenburg Capital expects to withdraw as a broker-dealer at that time. Ladenburg has agreed to service the Ladenburg Capital accounts, and many of the Ladenburg Capital employees are expected to be offered employment with Ladenburg. This will reduce support staff expenses, operating expenses and general administrative expenses.

     The Company filed a registration statement in May 2002 for a proposed $10,000 rights offering to the holders of the Company's outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. New Valley agreed to purchase up to $5,000 of the Company's common stock in the proposed rights offering if such shares were otherwise unsubscribed for. However, on August 6, 2002, the Company announced that it had decided to postpone the rights offering due to market conditions. The Company intends to review the situation during the fourth quarter to determine if conditions for the offering have improved, although the Company does not currently anticipate that the rights offering can be successfully completed absent a material improvement in market conditions and a significant increase in the Company's stock price. In the circumstance where the rights offering were ultimately consummated, the Company would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible.

     On October 8, 2002, LTS borrowed an additional $2,000 from New Valley. The loan, which bears interest at 1% above the prime rate, matures on the earliest of December 31, 2002, the next business day after the Company receives its federal income tax refund for the fiscal year ended September 30, 2002, and the next business day after the Company receives a loan from an affiliate of its clearing broker in connection with the conversion of additional clearing business to this broker. The terms of the New Valley loan restrict LTS from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding.

     The Company's overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company's subsidiaries. Based on these reviews, if the proposed rights offering could be successfully completed, management believes that its capital structure would be adequate for current operations and reasonably foreseeable future needs. However, because the rights offering is currently postponed and does not appear to be a viable option at this time, should the Company otherwise require additional financing, it will need to seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from New Valley or from other parties, including the Company's shareholders and clearing brokers. In connection with the Company's recent renegotiation of the clearing agreement with one of its clearing brokers, in addition to other incentives, the Company will receive loans of approximately $3,800 from an affiliate of the clearing broker. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding, it would have an adverse impact on the Company's liquidity and operations.


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

     At the Company's annual meeting held on November 6, 2002, the shareholders of the Company approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The shareholders also approved at the meeting an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 5,500,000 shares to 10,000,000 shares and to increase the limit on grants to individuals in any one calendar year from 300,000 shares to 1,000,000 shares.

     In May 2002, the board of directors of the Company adopted the Company's Qualified Employee Stock Purchase Plan (the "ESP Plan"), which was approved by the shareholders at the annual meeting. The ESP Plan provides that the Board's compensation committee, which administers the plan, may permit the Company's employees to acquire up to 5,000,000 shares of common stock during option periods at a discount of up to 15% below the then current market price of the Company's common stock. The ESP Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

     For purposes of computing per share amounts, 9,917,333 potential common shares relating to outstanding stock options and 11,296,746 shares relating to convertible notes have been excluded because they would be anti-dilutive.


6.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position and results of operations. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against the Company. The Company has insurance coverage for certain matters, which may cover a portion of any expenses incurred in connection with these arbitrations and lawsuits. The Company believes its accrual for arbitration and lawsuit losses, in excess of it anticipated reimbursements from insurance carriers, of $3,166 at September 30, 2002 is adequate.

     Ladenburg Capital has initiated a lawsuit against one of its landlords seeking a declaratory judgment that the lease in a building near the World Trade Center be deemed terminated because, among other things, the premises were unsafe and uninhabitable for a period of 270 days after September 11, 2001, pursuant to a lease provision giving Ladenburg Capital the right to terminate in those circumstances. The Company believes that Ladenburg Capital will prevail and intends to pursue this claim vigorously. However, in the event that Ladenburg Capital does not prevail, it may incur additional expenses should it decide not to occupy the space.

     The Company is currently attempting to renegotiate several of its existing lease commitments. As a result of these negotiations, the Company may incur additional expenses in the fourth quarter of 2002 to terminate these long-term commitments.

     During the fourth quarter of 2002, the Company intends to early adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Under SFAS 146, a cost associated with an exit or disposal

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


     activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the "cease-use date"). The fair value of the liability at the "cease-use date" shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. The Company's results of future operations may be impacted to the extent of foregone rental income, in the event the Company does not sublet the office space for an amount at least equal to its lease obligation.

7.   INCOME TAXES

     The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of September 30, 2002, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to $11,074. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2001 and for the nine months ended September 30, 2002 and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at September 30, 2002 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

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

     Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were our only subsidiaries. On May 7, 2001, we acquired all of the outstanding common stock of Ladenburg, and our name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. The acquisition of Ladenburg has been accounted for under the purchase method of accounting as a reverse acquisition. Under reverse acquisition accounting, LTS was treated as the acquired entity as Ladenburg's former stockholders held a majority of our common stock following the transaction. As a result, LTS' operating results were included as of May 7, 2001, the date of acquisition, with the historical financial statements of Ladenburg. As appropriate, in the discussion of operating results, increases in reported revenues and expenses as a result of the acquired operations of LTS will be referred to as the "Ladenburg Capital operations." In connection with the acquisition, all per share data have been restated to reflect retroactively the number of shares of common stock, convertible notes and cash to be received by the former stockholders of Ladenburg. We have changed our fiscal year-end from September 30 to December 31 to conform to the fiscal year-end of Ladenburg.

     In September 2002, we replaced PricewaterhouseCoopers LLP as our independent auditors and engaged Eisner LLP to act as our independent auditors for the fiscal year ending December 31, 2002. Our audit committee recommended and approved the decision to change independent auditors. There were no disagreements in accounting or auditing issues that impacted this decision.

     In October 2002, our chief financial officer, who is also the chief financial officer of New Valley and other organizations, resigned from his position to devote his full time to his other business obligations. We appointed Salvatore Giardina to replace him. Mr. Giardina has been affiliated with our broker-dealer subsidiary, Ladenburg, since February 1990 and has been its chief financial officer since August 1998.

     We recently renegotiated our current clearing agreement with one of our clearing brokers whereby this clearing broker will become our primary clearing broker, clearing substantially all of our business. As part of the new agreement, we will realize significant cost savings from reduced ticket charges, and expect to realize additional cost savings from other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker will lend us approximately $3,800 upon the conversion of the business currently conducted with another clearing broker to this primary clearing broker. The loans will be forgiven over various periods, up to four years from the date of the conversion. The conversion is currently scheduled to occur in late November 2002.

     During the fourth quarter of 2002, in order to reduce future operating expenses, we intend to terminate the operations of Ladenburg Capital. Ladenburg Capital expects to withdraw as a broker-dealer at that time. Ladenburg has agreed to service the Ladenburg Capital accounts, and many of the Ladenburg Capital employees are expected to be offered employment with Ladenburg. This will reduce support staff expenses, operating expenses and general administrative expenses.



CRITICAL ACCOUNTING POLICIES

         A financial reporting release, which was recently issued by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2001 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
           (Dollars in Thousands, Except Per Share Amounts)


         GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         CLEARING ARRANGEMENTS. Ladenburg and Ladenburg Capital do not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg and Ladenburg Capital introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for Ladenburg's and Ladenburg Capital's proprietary securities transactions. These activities may expose Ladenburg and Ladenburg Capital to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg and Ladenburg Capital have agreed to indemnify their respective clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin and record an estimated loss when management believes collection from the customer is unlikely. We incurred (income) losses from these arrangements of $93 and $161 for the three and nine months ended September 30, 2002, respectively, and $90 and $(126) for the three and nine months ended September 30, 2001, respectively.

         CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $3,166 for arbitration and lawsuit losses as of September 30, 2002. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced.

      SEPTEMBER 11, 2001 EVENTS. On September 11, 2001 terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg's mid-town New York headquarters. Although some of Ladenburg Capital's businesses were temporarily disrupted, all its businesses remained functioning and serving clients. We are insured for loss caused by physical damage to property. This includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. The net book value of the lost property has been recorded as a receivable as of December 31, 2001 and the insurance proceeds for the lost property will be recorded upon receipt. Insurance proceeds received may vary from the lost property's net book value. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of September 30, 2002 was $1,207.

      Ladenburg Capital has initiated a lawsuit against one of its landlords seeking a declaratory judgment that the lease in a building near the World Trade Center be deemed terminated because, among other things, the premises were unsafe and uninhabitable for a period of 270 days after September 11, 2001, pursuant to a lease provision giving Ladenburg Capital the right to terminate in those circumstances. We believe that Ladenburg Capital will prevail and intend to pursue this claim vigorously. However, in the event that Ladenburg Capital does not prevail, it may incur additional expense should it decide not to occupy the space.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
           (Dollars in Thousands, Except Per Share Amounts)


         NEW ACCOUNTING PRONOUNCEMENT. We are currently attempting to renegotiate several of our existing lease commitments. As a result of these negotiations, we may incur additional expenses in the fourth quarter of 2002 to terminate these long-term commitments.

         During the fourth quarter of 2002, we intend to early adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Under SFAS 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the "cease-use date"). The fair value of the liability at the "cease-use date" shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. Our results of future operations may be impacted to the extent of foregone rental income, in the event we do not sublet the office space for an amount at least equal to our lease obligation.

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

         IMPAIRMENT OF GOODWILL. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues on January 1, 2002 and on a periodic basis thereafter. In connection with the reporting of results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, we engaged an independent appraisal firm to value our goodwill as of June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded. The expense is included in the nine months ended September 30, 2002. The goodwill was generated in the Ladenburg acquisition in May 2001, and the charge reflected overall market declines since the acquisition. See Note 1 to our condensed consolidated financial statements for a discussion of the adoption of SFAS No. 142 and the impairment charge.

         VALUATION OF DEFERRED TAX ASSETS. We account for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of September 30, 2002, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to $11,074. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2001 and for the nine months ended September 30, 2002 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at September 30, 2002 was necessary to offset the deferred tax assets based on the likelihood of future realization. Accordingly, during the quarter ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
           (Dollars in Thousands, Except Per Share Amounts)


September 30, 2002, we increased our valuation allowance to fully offset the deferred tax assets based on the likelihood of future realization.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2001

     Our revenues for the three months ended September 30, 2002 decreased
$2,102 from 2001 primarily as a result of decreased principal transactions of $2,307 and decreased interest and dividends of $470, net of $886 increase in commissions. Our revenues have been adversely affected by the overall declines in the U.S. equity markets and the continuing weak operating environment for the broker-dealer industry.

     Our expenses for the three months ended September 30, 2002 decreased $2,766 primarily as a result of decreased employee compensation and benefits of $1,806 and decreased brokerage, communication and clearance fees of $440.

     Our revenues for the three months ended September 30, 2002 consisted of commissions of $10,712, net principal transactions of $954, investment banking fees of $1,790, syndicate and underwriting income of $91, interest and dividends of $579, investment advisory fees of $651 and other income of $1,200. Our revenues for the three months ended September 30, 2001 consisted of commissions of $9,826, net principal transactions of $3,261, investment banking fees of $1,972, syndicate and underwriting income of $125, interest and dividends of $1,049, investment advisory fees of $741 and other income of $1,105. Our expenses for the three months ended September 30, 2002 consisted of employee compensation and benefits of $12,035 and other expenses of $11,691. Our expenses for the three months ended September 30, 2001 consisted of employee compensation and benefits of $13,841 and other expenses of $12,651.

     The $886 (9.0%) increase in commission income was primarily a result of the depressed market for equity securities for the three months ended September 30, 2001, due to the terrorist attack on the USA as well as the temporary closing of the U.S. equity markets during that period.

     The $2,307 (70.7%) decrease in principal transactions was primarily the result of decreases in trading income of $1,813 in the 2002 period and a decrease in sales credits caused by the continued significant decline in the market for equity securities.

     Investment banking fees were generally consistent with the prior year period and decreased by $182 (9.2%).

     Income tax expense for the three months ended September 30, 2002 was $2,265 compared to an income tax benefit of $2,728 in 2001. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2001 and for the nine months ended September 30, 2002 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at September 30, 2002 was necessary to offset the deferred tax assets based on the likelihood of future realization. Accordingly, during the quarter ended September 30, 2002, we increased our valuation allowance to fully offset the deferred tax assets based on the likelihood of future realization. In addition, the income tax rate for the 2002 and 2001 periods does not bear a customary relationship to effective tax rates as a result of state and local income tax expense and limitations on the utilization of net operating loss carrybacks.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

     Our revenues for the nine months ended September 30, 2002 increased $3,848 from 2001 primarily as a result of increased commissions of $16,676, net of decreased net principal transactions of $12,204. For comparative purposes, the 2002 period includes revenues generated by the Ladenburg Capital operations for the nine months ended September 30, 2002, while the 2001 period includes revenues generated by the Ladenburg Capital operations from May 7, 2001 to September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
           (Dollars in Thousands, Except Per Share Amounts)

     Our expenses for the nine months ended September 30, 2002, exclusive of the $18,762 goodwill impairment charge, increased $10,225 primarily as a result of an increase in compensation and benefits of $4,102, an increase in brokerage, communication and clearance fees of $542, an increase in professional services of $1,532, an increase in rent and occupancy of $1,198 and an increase in interest expense of $531 offset by a decrease in depreciation and amortization of $244. For comparative purposes, the 2002 period includes expenses incurred by the Ladenburg Capital operations for the nine months ended September 30, 2002, while the 2001 period includes expenses incurred by the Ladenburg Capital operations from May 7, 2001 to September 30, 2001.

     Our revenues for the nine months ended September 30, 2002 consisted of commissions of $38,322, net principal transactions of $8,045, investment banking fees of $8,097, syndicate and underwriting income of $264, interest and dividends of $1,799, investment advisory fees of $2,154 and other income of $3,324. Our revenues for the nine months ended September 30, 2001 consisted of commissions of $21,646, net principal transactions of $20,249, investment banking fees of $7,847, syndicate and underwriting income of $395, interest and dividends of $2,823, investment advisory fees of $2,430 and other income of $2,767. Our expenses for the nine months ended September 30, 2002 consisted of employee compensation and benefits of $44,582, impairment of goodwill of $18,762 and other expenses of $36,265. Our expenses for the nine months ended September 30, 2001 consisted of employee compensation and benefits of $40,480 and other expenses of $30,142.

     The $16,676 (77.0%) increase in commissions was the result of the impact of the acquired Ladenburg Capital operations, which provided additional commission income of $30,868 in 2002 versus $11,039 in the 2001 period, offset by a $3,153 decrease at Ladenburg as a result of the significant decline in the market for equity securities for the nine months ended September 30, 2002.

     Investment banking fees were consistent with the prior year, increasing by $250 (3.2%).

     The $12,204 (60.3%) decrease in principal transactions was primarily the result of decreases in trading income of $9,063 in the 2002 period and a decrease in sales credits caused by the continued significant decline in the market for equity securities.

     The increase in compensation expense of $4,102 (10.1%) was primarily due to the inclusion of Ladenburg Capital operations.

     In connection with the reporting of the results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, we completed an impairment review and recorded a $18,762 charge for the impairment of goodwill, which was generated in the Ladenburg acquisition. The charge reflects overall market declines since the acquisition in May 2001. During this review, an independent appraisal firm was engaged to value our goodwill as of June 30, 2002. The appraiser valued our businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded. The expense is included in the nine months ended September 30, 2002.

     Income tax expense benefit for the nine months ended September 30, 2002 was $1,394 compared to an income tax benefit of $3,914 in 2001. As discussed above, during the quarter ended September 30, 2002, we increased our valuation allowance to fully offset the deferred tax assets based on the likelihood of future realization. In addition, the income tax rate for the 2002 and 2001 periods does not bear a customary relationship to effective tax rates as a result of state and local income tax expense and limitations on utilization of net operating loss carrybacks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
           (Dollars in Thousands, Except Per Share Amounts)



LIQUIDITY AND CAPITAL RESOURCES

     Approximately 57.0% of our assets at September 30, 2002 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from clearing brokers turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

     Our brokerage subsidiaries, Ladenburg and Ladenburg Capital, are subject to the net capital rules of the SEC. Therefore, they are subject to certain restrictions on the use of capital and its related liquidity. Ladenburg's net capital position, as defined, of $3,533, exceeded minimum capital requirements of $1,000 by $2,533 at September 30, 2002. As of September 30, 2002, Ladenburg Capital had net capital, as defined, of $1,494, which exceeded minimum capital requirements of $379 by $1,115. Failure to maintain the required net capital may subject Ladenburg or Ladenburg Capital to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption, or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of our broker-dealer subsidiaries that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from these subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.

     The Company's primary sources of liquidity include cash inflows from operations, borrowings and equity offerings.

     Cash used in operating activities for the nine months ended September 30, 2002 was $8,749 as compared to $6,472 for the 2001 period. The difference is primarily due to the net loss of $38,693 in 2002 versus $8,551 in 2001 and the decrease of $8,237 in accrued compensation versus $3,101 in the 2001 period. The amounts were offset by the impairment of goodwill in the 2002 period of $18,762 and a decrease in receivables from clearing brokers in 2002 of $10,010 versus an increase of $391 in the 2001 period.

     Cash flows provided from investing activities for the nine months ended September 30, 2002 were $653 compared to $2,718 for the 2001 period. The difference is primarily attributable to cash of $5,151 acquired in the 2001 LTS acquisition, offset by a decrease in restricted assets of $1,551 in the 2002 period and a reduction in purchases of furniture, equipment and leasehold improvements ($2,433 in the 2001 period versus $898 in the 2002 period). Our restricted assets at September 30, 2002 and December 31, 2001 consisted primarily of collateral for a letter of credit which is used as collateral for a long-term lease of commercial office space. The decrease in restricted assets during the nine months ended September 30, 2002 was primarily the result of a $1,500 reduction in the letter of credit pursuant to the lease terms.

     The capital expenditures of $898 and $2,433 for the nine months ended September 30, 2002 and 2001, respectively, related principally to the enhancements and improvements to computer equipment and furniture and fixtures. Capital expenditures in the 2001 period included the purchase for $1,118 of computer equipment and furniture and fixtures previously leased.

     Cash flows provided from financing activities for the nine months ended September 30, 2002 were $3,000 compared to $4,500 for the 2001 period. The difference is primarily attributable to the 2001 issuance of $10,000 of senior convertible notes payable to Frost-Nevada, $2,000 of notes payable to New Valley and Frost-Nevada in August 2001 and Ladenburg's borrowings of $2,500 under its junior subordinated revolving credit agreement in 2001. The amounts are offset by $10,000 of cash paid to Ladenburg's former stockholders in connection with the acquisition of Ladenburg in 2001. In the 2002 period, cash flows from financing activities reflect the $5,000 of notes payable that were issued to New Valley, offset by the repayment of $2,000 of notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
           (Dollars in Thousands, Except Per Share Amounts)


     In conjunction with the acquisition of the Ladenburg Capital operations, we issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005. The $10,000 principal amount of notes issued to the former stockholders of Ladenburg bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada bears interest at 8.5% per annum. The notes are currently convertible into a total of 11,296,746 shares of our common stock and are secured by a pledge of the stock of Ladenburg.

     On August 31, 2001, we borrowed $1,000 from each of New Valley and Frost-Nevada in order to supplement the liquidity of our broker-dealer operations. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002. On March 27, 2002, we borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. On July 16, 2002, we borrowed an additional $2,500 from New Valley (collectively, the "2002 Loans") on the same terms as the March 2002 loan. On June 28, 2002, New Valley, Berliner and Frost-Nevada also agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments").

     Ladenburg had $2,500 outstanding under a junior subordinated revolving credit agreement with an affiliate of its clearing broker that extends through October 31, 2004 under which borrowings incur interest at LIBOR plus 2%.

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

     Our liquidity position continues to be adversely affected by our inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, we have been forced to cut expenses as necessary. In order to accomplish this, we have implemented certain cost-cutting procedures throughout our operations, and, in the third quarter of 2002, reduced the size of our workforce.

     We recently renegotiated our current clearing agreement with one of our clearing brokers whereby this clearing broker will become our primary clearing broker, clearing substantially all of our business. As part of the new agreement, we will realize significant cost savings from reduced ticket charges and expect to realize additional costs savings from other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker will lend us approximately $3,800 upon the conversion of the business currently conducted with another clearing broker to this primary clearing broker. The loans will be forgiven over various periods, up to four years from the date of the conversion. The conversion is currently scheduled to occur in late November 2002.

     During the fourth quarter of 2002, in order to reduce future operating expenses, we intend to terminate the operations of Ladenburg Capital. Ladenburg Capital expects to withdraw as a broker-dealer at that time. Ladenburg has agreed to service the Ladenburg Capital accounts, and many of the Ladenburg Capital employees are expected to be offered employment with Ladenburg. This will reduce support staff expenses, operating expenses and general administrative expenses.

     We filed a registration statement in May 2002 for a proposed $10,000 rights offering to the holders of our outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. New Valley has agreed to purchase up to $5,000 of our common stock in the proposed rights offering if such shares are otherwise unsubscribed for. However, on August 6, 2002, we announced that we had decided to postpone the rights offering due to market conditions. We intend to review the situation during the fourth quarter to determine if conditions for the offering have improved, although we do not currently anticipate that the rights offering can be successfully completed absent a material improvement in market conditions and a significant increase in our stock price. In the circumstance where the rights offering were ultimately consummated, we

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
           (Dollars in Thousands, Except Per Share Amounts)


would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible.

      On October 8, 2002, we borrowed an additional $2,000 from New Valley. The loan, which bears interest at 1% above the prime rate, matures on the earliest of December 31, 2002, the next business day after we receive our federal income tax refund for the fiscal year ended September 30, 2002, and the next business day after we receive a loan from an affiliate of our clearing broker in connection with the conversion of additional clearing business to this broker. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding.

     Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of our subsidiaries. Based on these reviews, if the proposed rights offering could be successfully completed, management believes that our capital structure would be adequate for current operations and reasonably foreseeable future needs. However, because the rights offering is currently postponed and does not appear to be a viable option at this time, should we otherwise require additional financing, we will need to seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from New Valley or from other parties, including our shareholders and clearing brokers. In connection with our recent renegotiation of the current clearing agreement with one of our clearing brokers, in addition to other incentives, we will receive loans of approximately $3,800 from an affiliate of our clearing broker. If we continue to be unable to generate cash from operations and are unable to find alternative sources of funding, it would have an adverse impact on our liquidity and operations.

     We are obligated under noncancellable lease agreements, which provide for minimum lease payments, net of lease abatement and inclusive of escalation charges, of $5,672 in 2002 and approximately $5,500 per year until 2015.

     We are currently attempting to renegotiate several of our existing lease commitments in connection with the termination of the operations of Ladenburg Capital in the fourth quarter of 2002. As a result of these negotiations, we may incur additional expenses in the fourth quarter of 2002 to terminate these long-term commitments.

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

      Current and proposed underwriting, corporate finance, merchant banking and other commitments in the normal course of business, are subject to due diligence reviews by our senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counter party risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

     We maintained inventories of trading securities at September 30, 2002 with fair market values of $4,702 in long positions and $1,890 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at September 30, 2002 will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.


ITEM 4.    CONTROLS AND PROCEDURES

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         See Note 6 to the condensed consolidated financial statements of the Company included in Part I, Item 1 of this Report.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended September 30, 2002.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

              3.1 Articles of Amendment to the Articles of Incorporation, dated November 6, 2002.

              10.1   1999 Performance Equity Plan (Amended and Restated).

              10.2 Qualified Employee Stock Purchase Plan (incorporated by reference to Appendix A in the Company's Proxy Statement dated October 3, 2002).

              10.3 Letter Agreement, dated October 10, 2002, between the Company and Victor M. Rivas

              10.4 Letter Agreement, dated October 10, 2002, between the Company and Richard J. Rosenstock

              10.5 Letter Agreement, dated October 10, 2002, between the Company and Mark Zeitchick

              10.6 Letter Agreement, dated October 10, 2002, between the Company and Vincent A. Mangone

              99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




          (b)  REPORTS ON FORM 8-K

                      DATE                 ITEMS          FINANCIAL STATEMENTS
                      ----                 -----          --------------------

                July 8, 2002                 5                    None
                September 30, 2002           4                    None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 LADENBURG THALMANN FINANCIAL SERVICES INC.
                                 (Registrant)



Date:    November 14, 2002       By: /s/ SALVATORE GIARDINA
                                     ------------------------------------------
                                     Salvatore Giardina
                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Chief Accounting Officer)

                                  CERTIFICATION

I, Victor M. Rivas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ladenburg Thalmann Financial Services Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ VICTOR M. RIVAS
                                        -------------------------------------
                                        Victor M. Rivas
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Salvatore Giardina, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ladenburg Thalmann Financial Services Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                  /s/ SALVATORE GIARDINA
                                  ------------------------------------------
                                  Salvatore Giardina
                                  Vice President and Chief Financial Officer