Form 10-K
period 2002-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2003-03-31
CIK 1029730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-K
                          -----------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 1-15799

                           --------------------------

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


                                 (212) 409-2000
              (Registrant's telephone number, including area code)
                           --------------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                         WHICH REGISTERED
             -------------------                     --------------------------
 Common Stock, par value $.0001 per share             American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      As of June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of the Registrant's Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the Registrant was $8,880,586.80.

      As of March 28, 2003, there were 42,025,211 shares of the Registrant's Common Stock outstanding.

================================================================================

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                                    FORM 10-K


                        T A B L E   O F   C O N T E N T S



                                                                                                          PAGE
                                                                                                          ----
                                                  PART I

Item 1.   Business.....................................................................................         1
Item 2.   Properties...................................................................................        16
Item 3.   Legal Proceedings............................................................................        16
Item 4.   Submission of Matters to a Vote of Security Holders..........................................        16

                                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................        18
Item 6.   Selected Financial Data......................................................................        19
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................        20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................        30
Item 8.   Financial Statements and Supplementary Data..................................................        30
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................        30

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................        31
Item 11.  Executive Compensation.......................................................................        34
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters..............................................................        40
Item 13.  Certain Relationships and Related Transactions...............................................        43
Item 14.  Controls and Procedures......................................................................        47

                                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        47


SIGNATURES.............................................................................................        56

CERTIFICATIONS.........................................................................................        58


                                     PART I
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1.  BUSINESS.

GENERAL

         We are engaged in retail and institutional securities brokerage, investment banking services and proprietary trading through our principal operating subsidiary, Ladenburg Thalmann & Co. Inc. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

         Ladenburg Thalmann & Co. is a full service broker-dealer that has been a member of the New York Stock Exchange ("NYSE") since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg Thalmann & Co. is subject to regulation by, among others, the Securities and Exchange Commission ("SEC"), the NYSE and the National Association of Securities Dealers, Inc. ("NASD") and is a member of the Securities Investor Protection Corporation ("SIPC"). Ladenburg Thalmann & Co. currently has 209 registered representatives and 135 other full time employees. Its private client services and institutional sales departments serve approximately 65,000 accounts worldwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

         From August 1999 through November 2002, Ladenburg Capital Management Inc. was one of our principal operating subsidiaries in the securities brokerage industry and was a member firm of the NASD and the SIPC. Ladenburg Capital Management's business activities consisted primarily of retail sales and trading of exchange listed and over-the-counter equity securities, options and mutual funds, as well as investment banking and research services.

         During 2002, we incurred significant operating losses as our revenue and liquidity were adversely affected by the overall decline in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry. In November 2002, in order to reduce future operating expenses, we terminated the operations of Ladenburg Capital Management, and filed to withdraw it as a broker-dealer with the NASD. Ladenburg Thalmann & Co. has agreed to and is servicing the accounts of Ladenburg Capital Management and many of the employees of Ladenburg Capital Management were offered employment with Ladenburg Thalmann & Co. The termination of Ladenburg Capital Management's operations has reduced support staff expenses, operating expenses and general administrative expenses.

         We were incorporated under the laws of the State of Florida in February 1996. Ladenburg Thalmann & Co. was incorporated under the laws of the State of Delaware in December 1971 and became our wholly owned subsidiary in May 2001. Our principal executive offices, as well as those of Ladenburg Thalmann & Co., are located at 590 Madison Avenue, New York, New York 10022 and both of our telephone numbers are (212) 409-2000. Ladenburg has branch offices located in Boca Raton, Florida, Great Neck, New York, Los Angeles, California, Ft. Lauderdale, Florida and New York, New York. During 2002, we closed our branch office in Las Vegas, Nevada and in the first quarter of 2003, we closed our branch office in Cleveland, Ohio. We are planning to open a branch office in Melville, New York during the second quarter of 2003. Ladenburg Thalmann Europe, Ltd., a wholly-owned subsidiary of Ladenburg Thalmann & Co., is a retail brokerage firm regulated by the Financial Services Authority which has an office in London, England. Ladenburg Thalmann & Co. maintains a website located at www.ladenburg.com.

RETAIL BUSINESS

         Approximately half of our revenues in the last several years have been generated from the retail business of Ladenburg Thalmann & Co. and Ladenburg Capital Management (64.9% in 2002, 48.2% in 2001 and 44.5% in 2000). Ladenburg Thalmann & Co.'s private client services and institutional sales departments currently serve approximately a total of 65,000 accounts worldwide. Ladenburg Thalmann & Co. charges commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over-the-counter market.

INVESTMENT BANKING ACTIVITIES

         A significant portion of our revenues was generated from the investment banking activities of Ladenburg Thalmann & Co. and Ladenburg Capital Management (11.4% in 2002, 12.5% in 2001 and 17.8% in 2000). Our investment banking professionals maintain relationships with businesses and provide them with advisory and investor relations support. Services include:

         o  merger and acquisition consulting;

         o management of and participation in underwriting of public and private equity and debt financings;

         o  rendering appraisals, financial evaluations and fairness opinions;
            and

         o  providing general banking and corporate finance consulting services.

         In the investment banking area, our subsidiaries have been active as underwriters or selling group members in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and Ladenburg Thalmann & Co.'s ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with regulations regarding its net capital.

INVESTMENT ACTIVITIES

         Ladenburg Thalmann & Co. also seeks to realize investment gains by purchasing, selling and holding securities for its own account on a daily basis. Ladenburg Thalmann & Co. engages for its own account in the arbitrage of securities. We are required to commit the capital necessary for use in these investment activities. The amount of capital committed at any particular time will vary according to market, economic and financial factors, including the other aspects of our business. Additionally, in connection with our investment banking activities, Ladenburg Thalmann & Co. generally receives warrants that entitle it to purchase securities of the corporate issuers for which it raises capital or provides advisory services.

WHOLESALE TRADING ACTIVITIES

         Ladenburg Thalmann & Co. buys, sells and maintains an inventory of various securities in order to make a market in those securities. Its trading department makes a market in more than 1,800 securities, primarily in NASDAQ and OTC Bulletin-Board stocks. Its fixed income groups made markets in various fixed income securities, including corporate debt and equity, U.S. government obligations, as well as those of federal agencies, tax-exempt securities and options. We discontinued the fixed income operations during 2002. When Ladenburg Thalmann & Co. receives a buy or sell order for a security in which it makes a market, it may act as a principal and purchase from, or sell to, its customers the security on a disclosed basis at a price set in accordance with applicable securities regulations.

         Trading profits or losses depend upon the skills of the employees engaged in market making activities, the capital allocated to positions in securities and the general trends of prices in the securities markets. Trading as a principal requires the commitment of capital and creates an opportunity for profits and risk of loss due to market fluctuations. Ladenburg Thalmann & Co. may take both long (ownership) and short (borrowing shares to effect sales of such shares) positions in those securities in which it makes a market.

LADENBURG ASSET MANAGEMENT PROGRAM

         Ladenburg Thalmann & Co. offers its customers an asset management program, the Ladenburg Asset Management Program ("LAMP"), to assist its customers in achieving their desired investment objectives. LAMP has the ability to formulate mutual fund portfolios that are balanced, diversified and consistent with each individual's short-term and long-term financial objectives. A variety of factors are taken into consideration when building client portfolios with LAMP, such as allocating investments into a blend of funds and creating portfolios that meet each client's needs. The custom portfolios are monitored on a consistent basis and updated periodically.

WEALTH MANAGEMENT STRATEGY

         Ladenburg Thalmann & Co. provides its customers with a broad range of wealth management services in order to help them manage their financial resources. Through our subsidiaries, Financial Partners Capital Management, Inc. and Ladenburg Thalmann Asset Management, Inc., registered investment advisers, we are able to provide clients with discretionary portfolio management and financial planning.

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

         We have also established two private investment funds, The Ukraine Fund and the Ladenburg Focus Fund, L.P. The Ukraine Fund is a closed end investment fund that seeks capital growth by investing primarily in companies in the

Ukraine, the securities of which appear to be attractive either in relationship to their underlying assets, or from the standpoint of their potential long-term profit growth. Our wholly owned subsidiary, Ladenburg Thalmann International Ltd., was the investment advisor to The Ukraine Fund through January 31, 2003.

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

ADMINISTRATION, OPERATIONS, SECURITIES TRANSACTIONS PROCESSING AND CUSTOMER ACCOUNTS

         Ladenburg Thalmann & Co. does not hold any funds or securities for its customers. Instead, it uses the services of a clearing agent on a fully disclosed basis. This clearing agent processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500, of which coverage for cash balances is limited to $100. In addition, all customer accounts are fully protected by an Excess Securities Bond issued by the Travelers Casualty & Surety Company providing protection for the account's entire net equity (both cash and securities). The services of this clearing agent include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record, and maintain securities transactions for Ladenburg Thalmann & Co.'s brokerage activities. It provides these services to Ladenburg Thalmann & Co.'s customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agent also lends funds to Ladenburg Thalmann & Co.'s customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Ladenburg Thalmann & Co. has agreed to indemnify the clearing broker for losses it may incur on these credit arrangements.

         We recently renegotiated our current clearing agreement with one of our clearing brokers whereby this clearing broker became our primary clearing broker, clearing substantially all of our business (the "Clearing Conversion"). As part of the new agreement with this clearing broker, we will realize significant cost savings from reduced ticket charges, and expect to realize additional cost savings from other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us an aggregate of $3,500 (the "Clearing Loans"). The principal balance of the Clearing Loans is scheduled to be forgiven as to $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.

COMPETITION

         Our subsidiaries encounter intense competition in all aspects of their business and compete directly with many other securities firms for clients, as well as registered representatives. Many of their competitors have significantly greater financial, technical, marketing and other resources than they do. National retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry. Our subsidiaries also compete with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. The recent emergence of online trading has further intensified the competition for brokerage customers. Although Ladenburg Thalmann & Co. offers on-line account access to its customers to review their account balances and activity, it currently does not offer any online trading services to its customers. The continued expansion of discount brokerage firms and online trading could adversely effect the retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services which banks and other institutions ultimately may offer to customers, our subsidiaries may be adversely affected to the extent those services are offered on a large scale basis. We try to compete through our advertising and recruiting programs for registered representatives interested in joining us.

GOVERNMENT REGULATION

         The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, the NYSE and the Municipal Securities Rulemaking Board. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern its members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Ladenburg Thalmann & Co. is a registered broker-dealer with the SEC and a member firm of the NYSE. It is licensed to conduct activities as a broker-dealer in all 50 states.

         Ladenburg Thalmann Europe is an authorized securities broker regulated by the Financial Services Authority of the United Kingdom and, through the European Community's passporting provisions, is authorized to conduct business in all of the member countries of the European Community.

         The regulations to which broker-dealers are subject cover all aspects of the securities industry, including:

         o  sales methods and supervision;

         o  trading practices among broker-dealers;

         o  use and safekeeping of customers' funds and securities;

         o  capital structure of securities firms;

         o  record keeping; and

         o  the conduct of directors, officers and employees.

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

NET CAPITAL REQUIREMENTS

         As a registered broker-dealer and member of the NYSE, Ladenburg Thalmann & Co. is subject to the SEC's net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method, Ladenburg Thalmann & Co. is required to maintain net capital equal to the greater of:

         o  $250; or

         o a determinable amount based on the market price and number of securities in which Ladenburg Thalmann & Co. is a market-maker, not to exceed $1,000.

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

         At December 31, 2002, Ladenburg Thalmann & Co. had net capital that exceeded its minimum net capital requirement. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit Ladenburg Thalmann & Co.'s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

PERSONNEL

         At December 31, 2002, we had a total of approximately 397 employees, of which 242 are registered representatives and 155 are other full time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

                                 RISK FACTORS

WE HAVE INCURRED, AND MAY CONTINUE TO INCUR, SIGNIFICANT LOSSES.

         We incurred significant losses from operations during 2002. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease additional operations.

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

         We may from time to time have a trading strategy consisting of holding a long position in one security and a short position in another security from which we expect to earn revenues based on changes in the relative value of the two securities. If, however, the relative value of the two securities changes in a direction or manner that we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. In addition, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE.

         Our capital requirements continue to be adversely affected by our inability to generate cash from operations as a result of the continued significant decline in the equity markets. As a result, we have been forced to cut expenses as necessary. Additionally, we have been forced to rely on borrowings in order to generate working capital for our operations. Accordingly, unless the equity markets rebound quickly, we will need to seek to raise additional capital through other available sources, including through equity offerings or borrowing additional funds on a short-term basis from third parties, including our current debtholders, shareholders and clearing broker. As of December 31, 2002, we had cash and cash equivalents of approximately $11,752. Accordingly, if we continue to be unable to generate cash from operations and are unable to find sources of funding, it would have an adverse impact on our liquidity and operations.

OUR EXPENSES MAY INCREASE DUE TO UNRESOLVED REAL ESTATE COMMITMENTS.

         Ladenburg Capital Management has two leases for office space in New York which it no longer occupies, aggregating additional minimum lease payments as of December 31, 2002 of approximately $2,000 per year through 2007 and $1,582 thereafter. We are currently in litigation with both landlords, and we are attempting to terminate our remaining lease obligations under these leases. During the year ended December 31 2002, Ladenburg Capital Management has provided for costs of $3,031 in connection with such leases, including the write-off of furniture, fixtures and leasehold improvements of $1,117, and the recording of a liability at December 31, 2002, which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital Management does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital Management's financial position and liquidity.

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

OUR REVENUES MAY DECLINE IN ADVERSE MARKET OR ECONOMIC CONDITIONS.

         Current unfavorable financial and economic conditions have reduced the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and therefore have been adversely affected by the sustained market downturn. Additionally, the downturn in market conditions led to a decline in the volume of transactions that we executed for our customers and, therefore, to a decline in the revenues we received from commissions and spreads. If these adverse financial and economic conditions persist, we will incur a further decline in transactions and revenues that we receive from commissions and spreads.

WE DEPEND ON SEVERAL KEY EMPLOYEES AND THE LOSS OF ANY OF THEIR SERVICES COULD HARM OUR BUSINESS.

         Our success is dependent in large part upon the services of several key employees. We have employment agreements with Victor M. Rivas, Mark Zeitchick and Vincent A. Mangone which provide for these individuals to be employed by us through August 2004. Each of these individuals, however, may terminate his agreement upon 30 days' notice. Although the employment agreements contain various incentives designed to retain the services of these individuals, including stock options and other incentive based awards as well as non-solicitation provisions in our favor, these provisions may be insufficient to keep these individuals from leaving us for a more lucrative opportunity. This is especially true in light of the increasing competition for experienced professionals in the securities industry. We do not maintain and do not intend to obtain key man insurance on the lives of any of these individuals. In the event that any of these individuals terminates his agreement or otherwise leave our company, our operations may be materially and adversely affected.

WE FACE SIGNIFICANT COMPETITION FOR PROFESSIONAL EMPLOYEES.

         From time to time, individuals we employ may choose to leave our company to pursue other opportunities. We have experienced losses of registered representatives, trading and investment banking professionals in the past and the level of competition for key personnel remains intense. We cannot assure you that the loss of key personnel will not occur again in the future. The loss of a registered representative, trading or investment banking professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results.

OUR PRINCIPAL SHAREHOLDERS INCLUDING OUR DIRECTORS AND OFFICERS CONTROL A LARGE PERCENTAGE OF OUR SHARES OF COMMON STOCK AND CAN SIGNIFICANTLY INFLUENCE OUR CORPORATE ACTIONS.

         At the present time, our executive officers, directors and companies that these individuals control beneficially own approximately 37% of our common stock. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Additionally, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

THE AMERICAN STOCK EXCHANGE MAY DELIST OUR COMMON STOCK FROM QUOTATION ON ITS EXCHANGE.

         Our common stock is currently quoted on the American Stock Exchange ("Exchange"). In order to continue quotation of our common stock, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders' equity (usually between $2 million and $4 million) and a minimum number of public shareholders (usually 300 shareholders or 200,000 shares held by our non-affiliates). Additionally, our common stock cannot have what is deemed to be a "low selling price" as determined by the Exchange.

         Currently, we do not have the minimum amount in shareholders' equity as required by the Exchange. Additionally, on March 27, 2003, the last reported sale price of our common stock was $0.07. If the Exchange determines that this is a "low selling price," it may require us to effect a reverse split or suspend or remove our common stock from listing on the Exchange. In determining whether a reverse split or suspension or removal is appropriate, the Exchange will consider all pertinent factors including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state or country of incorporation or of any governmental agency having jurisdiction over the company and the relationship to other Exchange policies regarding continued listing.

         If the Exchange delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

         o  a limited availability of market quotations for our common stock;

         o a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

         o  a limited amount of news and analyst coverage for our company; and

         o a decreased ability to issue additional securities or obtain additional financing in the future.

WE MAY HAVE DIFFICULTY EFFECTIVELY MANAGING OUR GROWTH.

         In May 2001, we acquired Ladenburg Thalmann & Co. and significantly increased the number of registered representatives, trading and investment banking professionals under our control. Due to the overall declines in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry in 2002, we were forced to reduce our number of registered representatives, trading and investment banking professionals, support staff and administrative employees. However, we are continually looking for and reviewing possible business acquisitions that would allow our business to expand and grow. Growth of this nature, however, involves numerous risks such as:

         o difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired company;

         o  the potential loss of key employees of the acquired company; and

         o the diversion of management's attention from other business concerns.

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

WE MAY LOSE CUSTOMERS AND OUR REVENUES MAY DECLINE DUE TO OUR LACK OF INTERNET BROKERAGE SERVICE CAPABILITY.

         Recently, a growing number of brokerage firms have begun offering Internet brokerage services to their customers in response to increased customer demand for these services. While we intend to offer Internet brokerage services in the future, we may not be able to offer services that will appeal to our current or prospective customers and these services may not be profitable. Our failure to commence Internet brokerage services in the near future could have a material adverse effect on our business including the loss of our existing customers to competitors that do offer these services. Additionally, if we commence Internet brokerage services but are unable to attract customers for those services, our revenues will decline.

WE RELY ON ONE PRIMARY CLEARING BROKER AND THE TERMINATION OF THE AGREEMENT WITH THIS CLEARING BROKER COULD DISRUPT OUR BUSINESS.

         Ladenburg Thalmann & Co. primarily uses one clearing broker to process its securities transactions and maintain customer accounts on a fee basis. The clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. Ladenburg Thalmann & Co. depends on the operational capacity and ability of the clearing broker for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, Ladenburg Thalmann & Co. is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreement is terminated for any reason, we would be forced to find an alternative clearing firm. We cannot assure you that we would be able to find an alternative clearing firm on acceptable terms to it or at all.

         In addition, during 2002, we completed the Clearing Conversion and renegotiated our clearing agreement with this clearing broker. As part of the negotiations, an affiliate of this clearing broker provided us with the Clearing Loans, aggregating to $3,500, with various terms and maturing at various dates through December 2006. The principal balance of the Clearing Loans is scheduled to be forgiven as to $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing

Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.

OUR CLEARING BROKER EXTENDS CREDIT TO OUR CLIENTS AND WE ARE LIABLE IF THE CLIENTS DO NOT PAY.

         Ladenburg Thalmann & Co. permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the clients' account. During periods of volatile markets, the value of the collateral held by the clearing broker could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. Ladenburg Thalmann & Co. has agreed to indemnify the clearing broker for losses it may incur while extending credit to its clients.

WE ARE SUBJECT TO VARIOUS RISKS ASSOCIATED WITH THE SECURITIES INDUSTRY.

         As a securities broker-dealer, Ladenburg Thalmann & Co. is subject to uncertainties that are common in the securities industry. These uncertainties include:

         o the volatility of domestic and international financial, bond and stock markets, as demonstrated by recent disruptions in the financial markets;

         o  extensive governmental regulation;

         o  litigation;

         o  intense competition;

         o substantial fluctuations in the volume and price level of securities; and

         o  dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. Ladenburg Thalmann & Co. is much smaller and has much less capital than many competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways, including those described below. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.

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

CREDIT RISK EXPOSES US TO LOSSES CAUSED BY FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES.

         We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include:

         o  trading counterparties;

         o  customers;

         o  clearing agents;

         o  exchanges;

         o  clearing houses; and

         o other financial intermediaries as well as issuers whose securities we hold.

These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

         o  holding securities of third parties;

         o executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and

         o extending credit to clients through bridge or margin loans or other arrangements.

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

         We run the risk that employee misconduct could occur. Misconduct by employees could include:

         o employees binding us to transactions that exceed authorized limits or present unacceptable risks to us;

         o  employees hiding unauthorized or unsuccessful activities from us; or

         o  the improper use of confidential information.

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

         The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including the NYSE, the NASD and the Municipal Securities Rulemaking Board.

         Ladenburg Thalmann & Co. is a registered broker-dealer with the SEC and a member firm of the NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

         o  sales methods and supervision;

         o  trading practices among broker-dealers;

         o  use and safekeeping of customers' funds and securities;

         o  capital structure of securities firms;

         o  record keeping; and

         o  the conduct of directors, officers and employees.

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

         Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that may result in:

         o  censure;

         o  fine;

         o civil penalties, including treble damages in the case of insider trading violations;

         o  the issuance of cease-and-desist orders;

         o  the deregistration or suspension of our broker-dealer activities;

         o  the suspension or disqualification of our officers or employees; or

         o  other adverse consequences.

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

         Ladenburg Thalmann & Co. is subject to the SEC's net capital rule which requires the maintenance of minimum net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method, Ladenburg Thalmann & Co. is required to maintain net capital equal to:

         o  $250; or

         o a determinable amount based on the market price and number of securities in which Ladenburg Thalmann & Co. is a market-maker, not to exceed $1,000.

The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. The net capital rule requires that a broker-dealer maintain a certain minimum level of net capital. The particular levels vary in application depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. The NASD and the NYSE may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, the NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer, including its ability to make markets. Ladenburg Thalmann & Co. may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.

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

POSSIBLE ADDITIONAL ISSUANCES WILL CAUSE DILUTION.

         While we currently have outstanding 42,025,211 shares of common stock, options to purchase a total of 4,656,813 shares of common stock, warrants to purchase a total of 200,000 shares of common stock and senior convertible promissory notes initially convertible into 11,296,746 shares of common stock, we are authorized to issue up to 200,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise or convert their outstanding options or notes, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

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

ITEM 2.  PROPERTIES.

         Our principal executive offices and those of Ladenburg Thalmann & Co. and other subsidiaries of ours are located at 590 Madison Avenue, 34th Floor, New York, New York 10022, where we lease approximately 82,000 square feet of office space pursuant to a lease that expires in June 2015. We also operate several branch offices located in New York, Florida and California. During 2002, we closed our office in Nevada and in January 2003 we closed our office in Ohio. Ladenburg Capital Management has two leases for office space in New York which it no longer occupies, aggregating additional minimum lease payments as of December 31, 2002 of approximately $2,000 per year through 2007 and $1,582 thereafter. We are currently in litigation with both landlords, and we are attempting to terminate our remaining lease obligations under these leases. During the year ended December 31 2002, Ladenburg Capital Management has provided for costs of $3,031 in connection with such leases, including the write-off of furniture, fixtures and leasehold improvements of $1,117, and the recording of a liability at December 31, 2002, which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital Management does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital Management's financial position and liquidity.

ITEM 3.  LEGAL PROCEEDINGS.

         See Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 6, 2002, we held our annual meeting of shareholders at which we submitted the following matters to a vote of security holders:

         1. Our shareholders re-elected each of the individuals nominated for election for a term of one year and until their successors are elected and qualified as follows:



                                                  VOTES FOR                         VOTES WITHHELD
                                                  ---------                         --------------

         Henry C. Beinstein                       34,153,934                            270,770

         Robert J. Eide                           34,153,856                            270,848

         Richard J. Lampen                        34,194,012                            230,692

         Bennett S. LeBow                         34,128,538                            296,166

         Howard M. Lorber                         34,107,446                            317,258

         Vincent A. Mangone                       33,496,995                            927,709

         Victor M. Rivas                          33,522,259                            902,445

         Richard J. Rosenstock                    33,496,695                            928,009

         Mark Zeitchick                           33,496,667                            928,037


         2. Our shareholders authorized an amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares as follows:



                  VOTES FOR          VOTES AGAINST        ABSTENTIONS         BROKER NON-VOTES
                  ------------------ -------------------- ------------------- -----------------
                  33,168,345           1,235,917             20,441                      4
                  ------------------ -------------------- ------------------- -----------------

         3. Our shareholders authorized an amendment to our 1999 Performance Equity Plan to increase the number of shares of common stock available for issuance under the plan from 5,500,000 shares to 10,000,000 shares and to increase the limit on grants to individuals in any one year from 300,000 shares to 1,000,000 shares as follows:

                   VOTES FOR         VOTES AGAINST      ABSTENTIONS         BROKER NON-VOTES
                   ----------------- ------------------ ------------------- -------------------
                   18,597,730           3,394,701          21,910                12,410,366
                   ----------------- ------------------ ------------------- -------------------

         4. Our shareholders approved the adoption of the "Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan" as follows:


                   VOTES FOR         VOTES AGAINST      ABSTENTIONS         BROKER NON-VOTES
                   ----------------- ------------------ ------------------- -------------------
                   19,479,100          2,523,017          12,226               12,410,364
                   ----------------- ------------------ ------------------- -------------------


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On April 14, 2000, our common stock began trading on the Exchange under the symbol "GBC." On May 7, 2001, we changed our name to Ladenburg Thalmann Financial Services Inc. and on the same date our common stock began quotation on the Exchange under the symbol "LTS." The following table sets forth the high and low prices of the common stock for the periods specified.

                                           HIGH($)           LOW($)
                                           -------           ------

2003
               First Quarter*              0.12                 0.05

2002
               Fourth Quarter              0.23                 0.09
               Third Quarter               0.35                 0.13
               Second Quarter              0.96                 0.30
               First Quarter               1.00                 0.57

2001
               Fourth Quarter              1.86                 0.70
               Third Quarter               2.08                 0.70
               Second Quarter              3.20                 1.96
               First Quarter               3.15                 1.85
--------
*Through March 28, 2003.

HOLDERS

         On March 28, 2003, there were approximately 13,300 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:


                                                                  YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------
                                             2002             2001             2000            1999            1998
                                         ------------     ------------     ------------    ------------    ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OPERATING RESULTS: (a)
Total revenues .......................   $     79,998     $     93,953     $     89,584    $     77,171    $     66,569
Total costs and expenses .............        124,991          106,202           83,372          74,107          72,741
(Loss) income before income taxes ....        (44,993)         (12,249)           6,212           3,064          (6,172)
Net (loss) income ....................        (46,393)         (12,293)           5,090           4,006          (6,175)

Per common and equivalent share(b):

Basic and diluted:
   (Loss) income per Common Share ....   $      (1.10)    $      (0.31)    $       0.15    $       0.12    $      (0.18)
                                         ============     ============     ============    ============    ============
Basic and diluted weighted average
   Common Shares (b) .................     42,025,211       39,458,057       34,647,170      34,647,170      34,647,170
                                         ============     ============     ============    ============    ============


BALANCE SHEET DATA:
Total assets .........................   $     43,899     $     98,407     $     50,354    $     49,139    $     55,671
Total liabilities, excluding
  subordinated liabilities ...........         32,293           40,713           20,054          23,930          22,298
Subordinated debt ....................         22,500           22,500               --              --          18,500
Shareholders' equity (capital deficit)        (10,894)          35,194           30,300          25,209          14,874

OTHER DATA:

Ratio of assets to shareholders'
     equity ..........................            N/A             2.80             1.66            1.95            3.74

Return on average equity .............         (381.8%)          (38.0%)           18.3%           20.0%          (34.3%)

Return on average equity
     before income taxes .............         (370.3%)          (37.5%)           22.4%           15.3%          (34.3%)

Book value per share (b) .............             --     $       0.84     $       1.67    $       1.39    $       0.82

Registered representatives ...........            399              540              250             171             200

-------------
(a) The financial data prior to May 7, 2001 reflect Ladenburg Thalmann & Co.'s financial results and the financial data afterwards reflect Ladenburg Thalmann Financial Services' financial results.

(b) All per share data prior to May 7, 2001 have been retroactively adjusted to reflect the number of equivalent shares received by the former stockholders of Ladenburg Thalmann & Co. in the form of common stock, convertible notes and cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Our subsidiaries include, among others, Ladenburg Thalmann & Co. Inc., Ladenburg Capital Management Inc., Ladenburg Thalmann Europe, Ltd., Ladenburg Thalmann International, Ltd. and Ladenburg Fund Management Inc.

         Prior to May 7, 2001, Ladenburg Capital Management and Ladenburg
Fund Management were our only subsidiaries. On May 7, 2001, we acquired all of the outstanding common stock of Ladenburg Thalmann & Co., and our name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. Ladenburg Thalmann & Co. was an indirect wholly owned subsidiary of New Valley Corporation until December 1999 when a minority stake was sold, leaving New Valley with an indirect 80.1% ownership interest. In consideration for the shares of Ladenburg Thalmann & Co., we issued to the former stockholders of Ladenburg Thalmann & Co. a majority interest in our common stock. The acquisition of Ladenburg Thalmann & Co. has been accounted for under the purchase method of accounting as a reverse acquisition. Under reverse acquisition accounting, we were treated as the acquired entity as Ladenburg Thalmann & Co.'s former stockholders held a majority of our common stock following the transaction. As a result, our operating results were included as of May 7, 2001, the date of the acquisition, with the historical financial statements of Ladenburg Thalmann & Co. As appropriate, in the discussion of operating results, increases in reported revenues and expenses as a result of the acquired operations of Ladenburg Thalmann Financial Services Inc. will be referred to as the "Ladenburg Capital operations." In connection with the acquisition, all per share data have been restated to reflect retroactively the number of shares of common stock, convertible notes and cash to be received by the former stockholders of Ladenburg Thalmann & Co. We have changed our fiscal year-end from September 30 to December 31 to conform to the fiscal year-end of Ladenburg Thalmann & Co. For a more complete discussion of this transaction, see
Note 3 to our consolidated financial statements and Item 13 included in this report.

RECENT DEVELOPMENTS

         CHANGE OF ACCOUNTANTS AND CHIEF FINANCIAL OFFICER. In September 2002, we replaced PricewaterhouseCoopers LLP as our independent auditors and engaged Eisner LLP to act as our independent auditors for the fiscal year ending December 31, 2002. Our audit committee recommended and approved the decision to change independent auditors. There were no disagreements in accounting or auditing issues that impacted this decision.

         In October 2002, our chief financial officer, who is also the chief financial officer of New Valley and other organizations, resigned from his position to devote his full time to his other business obligations. We appointed Salvatore Giardina to replace him. Mr. Giardina has been affiliated with Ladenburg Thalmann & Co. since February 1990 and has been its chief financial officer since August 1998. Mr. Giardina has also been our vice president of finance since June 2001.

         RENEGOTIATION OF CLEARING ARRANGEMENT. We recently completed our Clearing Conversion with one of our clearing brokers whereby this clearing broker became our primary clearing broker, clearing substantially all of our business. As part of the new agreement with this clearing broker, we will realize significant cost savings from reduced ticket charges, and expect to realize additional cost savings from other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The principal balance of the Clearing Loans is scheduled to be forgiven as to $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.

         LADENBURG CAPITAL MANAGEMENT. During the fourth quarter of 2002, in order to reduce future operating expenses, we terminated the Ladenburg Capital operations and filed to withdraw it as a broker-dealer. Ladenburg Capital Management is currently in the process of winding down its remaining business, including satisfying or collecting all of its outstanding obligations and receivables to the extent possible. Ladenburg Thalmann & Co. agreed to and is servicing the accounts of Ladenburg Capital Management and many of the employees of Ladenburg Capital Management were offered employment with Ladenburg Thalmann & Co. The termination of the Ladenburg Capital operations has reduced our support staff expenses, operating expenses and general administrative expenses.

         Ladenburg Capital Management has two leases for office space in New York which it no longer occupies, aggregating additional minimum lease payments as of December 31, 2002 of approximately $2,000 per year through 2007 and $1,582 thereafter. We are currently in litigation with both landlords, and we are attempting to terminate our remaining lease obligations under these leases. Our liabilities at December 31, 2002 include accruals for the estimated expense of these lease terminations, which we believe are adequate. If we are not successful in terminating these leases, we plan to sublease the properties. During the year ended December 31 2002, Ladenburg Capital Management has provided for costs of $3,031 in connection with such leases, including the write-off of furniture, fixtures and leasehold improvements of $1,117, and the recording of a liability at December 31, 2002, which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital Management does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital Management's financial position and liquidity.

CRITICAL ACCOUNTING POLICIES

         A financial reporting release, which was recently issued by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements included in this report includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

         GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         CLEARING ARRANGEMENTS. Ladenburg Thalmann & Co. does not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg Thalmann & Co. introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the clearing broker provides the clearing and depository operations for Ladenburg Thalmann & Co.'s proprietary securities transactions. These activities may expose Ladenburg Thalmann & Co. to off-balance-sheet risks in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg Thalmann & Co. has agreed to indemnify its clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin and record an estimated loss when management believes collection from the customer is unlikely. We incurred losses (income) from these arrangements of $233 and $(150) for the years ended December 31, 2002 and 2001, respectively.

         CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $6,201 for customer and non-customer arbitration and lawsuit losses as of December 31, 2002. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced and this could have a material adverse affect on our future consolidated financial position, results of operations or liquidity.

         SEPTEMBER 11, 2001 EVENTS. On September 11, 2001, terrorists attacked the World Trade Center complex in New York City, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital Management. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg Thalmann & Co.'s mid-town New York headquarters. Although some of Ladenburg Capital Management's businesses were temporarily disrupted, all its businesses remained functioning and serving clients. We are insured for loss caused by physical damage to property. This includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. The net book value of the lost property has been recorded as a receivable as of December 31, 2002 and the insurance proceeds for the lost property will be recorded upon receipt. Insurance proceeds received may vary from the lost property's net book value. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of December 31, 2002 was $1,207.

         Ladenburg Capital Management has initiated a lawsuit against one of its landlords seeking declaratory judgment that the lease in a building near the World Trade Center be deemed terminated because, among other things, the premises were unsafe and uninhabitable for a period of 270 days after September 11, 2001, pursuant to a lease provision giving Ladenburg Capital Management the right to terminate in those circumstances. After the action was commenced, the landlord filed for bankruptcy and the action was automatically stayed by the Bankruptcy Court. We anticipate that the Bankruptcy Court will eventually lift the stay and Ladenburg Capital Management will proceed with the claim. Once the action is recommenced, Ladenburg Capital Management will continue to pursue the claim vigorously and we believe it will prevail on its claim. However, in the event that Ladenburg Capital Management does not prevail, it may incur additional expense if it is forced to sublet the space.

         NEW ACCOUNTING PRONOUNCEMENT. We are currently attempting to terminate two of our existing lease commitments. During the fourth quarter of 2002, we early adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and applied its provisions to leased premises which were vacated during such periods. Under SFAS 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the "cease-use date"). The fair value of the liability at the "cease-use date" shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. Our results of future operations may be impacted to the extent of foregone rental income, in the event we do not sublet the office space for an amount at least equal to our lease obligation.

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

         IMPAIRMENT OF GOODWILL AND VALUATION OF DEFERRED TAX ASSETS. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues on January 1, 2002 and on a periodic basis thereafter. Based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, we engaged an independent appraisal firm to value our goodwill as of June 30, 2002. As a result of this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded. The expense is included in the year ended December 31, 2002. The goodwill was generated in the acquisition of the common stock of Ladenburg Thalmann & Co. in May 2001, and the charge reflected overall market declines during 2002. For a discussion of the adoption of SFAS No. 142 and the impairment charge, see Note 1 to the consolidated financial statements included in this report.

         VALUATION OF DEFERRED TAX ASSETS. We account for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2002, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to $17,409. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at December 31, 2002 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Our revenues for 2002 decreased $13,955 from 2001 primarily as a result of decreases in net principal transactions of $19,616 offset by an increase in commissions of $10,040. Our revenues were adversely affected by the overall declines in the U.S. equity markets and the continuing weak operating environment for the broker-dealer industry. For comparative purposes, the 2002 period includes revenues generated by the Ladenburg Capital operations for the full year while the 2001 period includes revenues generated by the Ladenburg Capital operations from May 7, 2001 to December 31, 2001.

         Our expenses for 2002, exclusive of the $18,762 goodwill impairment charge, increased $27. The overall net increase includes an increase in rent and occupancy of $3,050, an increase in professional services of $1,869 and a net increase in various other expenses of $2,322, net of decreased employee compensation of $5,865 and decreased brokerage, communication and clearance fees of $1,349. For comparative purposes, the 2002 period includes expenses incurred by the Ladenburg Capital operations for the full year while the 2001 period includes expenses incurred by the Ladenburg Capital operations from May 7, 2001 to December 31, 2001.

         Our revenues for 2002 consisted of commissions of $49,796, net principal transactions of $11,046, investment banking fees of $9,141, syndicate and underwriting income of $258, interest and dividends of $2,285, investment advisory fees of $2,736 and other income of $4,736. Our revenues for 2001 consisted of commissions of $39,756, net principal transactions of $30,662, investment banking fees of $11,698, syndicate and underwriting income of $652, interest and dividends of $4,100, investment advisory fees of $2,696 and other income of $4,389. Our expenses for 2002 consisted of employee compensation and benefits of $56,876, impairment of goodwill of $18,762 and other expenses of $49,353. Our expenses for 2001 consisted of employee compensation and benefits of $62,741 and other expenses of $43,461.

         The $10,040 (25.3%) increase in commissions was primarily the result of the impact of the acquired Ladenburg Capital operations, which provided additional commission income of $34,900 in 2002 versus $25,175 in the 2001 period.

         The $2,557 (21.9%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity.

         The $19,616 (64.0%) decrease in principal transactions was primarily the result of decreases in trading income of $14,207 in the 2002 period and a decrease in sales credits caused by the continued significant decline in the market for equity securities.

         The decrease in compensation expense of $5,865 (9.3%) was primarily due to the net decrease in revenues.

         Based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry in 2002, we completed an impairment review and recorded a $18,762 charge for the impairment of goodwill, which was generated in the acquisition of the Ladenburg Capital operations. The charge reflects overall market declines since the acquisition in May 2001. During this review, an independent appraisal firm was engaged to value our goodwill as of June 30, 2002. The appraiser valued our businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded.

         Income tax expense for 2002 was $1,400 compared to $44 in 2001. The income tax rate for 2002 did not bear a customary relationship to effective tax rates primarily as a result of an increase in the valuation allowance of $12,844, state and local taxes and permanent differences. The income tax rate for 2001 did not bear a customary relationship to effective tax rates primarily as a result of the establishment of a valuation allowance of $4,565, state and local taxes and permanent differences.

         After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2001 and for the year ended December 31, 2002 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at December 31, 2002 was necessary to offset the deferred tax assets based on the likelihood of future realization. Accordingly, during 2002, we increased our valuation allowance to fully offset the deferred tax assets based on the likelihood of future realization. In addition, the income tax rate for the 2002 and 2001 periods does not bear a customary relationship to effective tax rates as a result of state and local income tax expense and limitations on the utilization of net operating loss carrybacks.

THE YEAR 2001 COMPARED TO 2000

         Our revenues for 2001 increased $4,369 from 2000 primarily as a result of increases in commissions of $6,689 and principal transactions of $2,387 offset by decreased investment banking fees of $4,239.

         Our expenses for 2001 increased $22,830 primarily as a result of increased employee compensation of $6,519 and increased brokerage, communication and clearance fees of $6,171.

         Our revenues for 2001 consisted of commissions of $39,756, principal transactions of $30,662, investment banking fees of $11,698, syndicate and underwriting income of $652, interest and dividends of $4,100, investment advisory fees of $2,696 and other income of $4,389. Ladenburg Thalmann & Co.'s revenues in 2000 consisted of commissions of $33,067, principal transactions of $28,275, investment banking fees of $15,937, syndicate and underwriting income of $417, interest and dividends of $5,241, investment advisory fees of $3,109 and other income of $3,538. Our expenses for 2001 consisted of employee compensation and benefits of $62,741 and other expenses of $43,461. Expenses of Ladenburg Thalmann & Co. for 2000 consisted of employee compensation and benefits of $56,222 and other expenses of $27,150.

         The $6,689 (20.2%) increase in commissions was the result of the impact of the acquisition of the Ladenburg Capital operations, which provided additional commission income of $25,175, offset by the significant decline in the market for equity securities during 2001.

         The $2,387 (8.4%) increase in principal transactions was primarily the result of the acquisition of the Ladenburg Capital operations, which added an additional $4,734 of principal transactions, offset by the continued significant decline in the market for equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

         Approximately 62.6% of our assets at December 31, 2002 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

         Our brokerage subsidiary, Ladenburg Thalmann & Co. is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Ladenburg Thalmann & Co.'s regulatory net capital, as defined, of $3,693, exceeded minimum capital requirements of $1,000 by $2,693 at December 31, 2002. Failure to maintain the required net capital may subject Ladenburg Thalmann & Co. to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg Thalmann & Co. that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt.

         Ladenburg Thalmann & Co., as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg Thalmann & Co. maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

         Our primary sources of liquidity include cash inflows from operations, borrowings and equity offerings.

         Cash used in operating activities for the year ended December 31, 2002 was $2,919 as compared to $2,696 for 2001. The difference is primarily due to an increase in loss for operations.

         Cash flows used in investing activities for the year ended December 31, 2002 was $1,521 compared to cash flows provided by investing activities of $2,416 for the 2001 period. The difference is primarily attributable to cash received in the LTS acquisition in 2001 of $5,151 net of a decrease in capital expenditures of $1,790.

         The capital expenditures of $1,521 in 2002 and $2,735 in 2001 related principally to leasehold improvements and enhancements and improvements to computer equipment.

         Cash flows provided from financing activities for the year ended December 31, 2002 were $8,056 compared to $4,488 for 2001. The difference is primarily attributable to $5,000 in loans received from New Valley in 2002 compared to $2,000 in loans received from New Valley and Frost-Nevada in 2001 which were repaid in 2002. In addition, $3,500 of loans were received from our primary clearing broker in 2002.

         We are obligated under noncancellable lease agreements, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $4,125 in 2003 and approximately $4,500 per year until 2015. In addition, Ladenburg Capital Management has two leases for office space which it no longer occupies. Ladenburg Capital Management is currently in the process of terminating the leases and has accrued reserves which we believe are adequate. If we are not successful in terminating these leases, we plan to sublease the properties. In this situation, our additional minimum lease payments as of December 31, 2002 are approximately $2,000 per year, through 2007 and $1,582 thereafter.

         In conjunction with the acquisition of the Ladenburg Capital operations, we issued a total of $20,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley, Berliner Effektengesellschaft AG and Frost-Nevada, Limited Partnership. The $10,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg Thalmann & Co., bear interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada, bear interest at 8.5% per annum. The notes are currently convertible into a total of 11,296,746 shares of our common stock and are secured by a pledge of the stock of Ladenburg Thalmann & Co.

         On August 31, 2001, we borrowed $1,000 from each of New Valley and Frost-Nevada in order to supplement the liquidity of our broker-dealer operations. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002. On March 27, 2002, we borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, we borrowed an additional $2,500 from New Valley (collectively, the "2002 Loans") on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans, to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

         On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of December 31, 2002, accrued interest payments as to which a forbearance was received amounted to $1,404 ($770 is included in accounts payable and accrued liabilities and $634 is included in due to former parent and affiliate).

         On October 8, 2002, we borrowed an additional $2,000 from New Valley. The loan, which bore interest at 1% above the prime rate, matured on the earliest of December 31, 2002, the next business day after we received our federal income tax refund for the fiscal year ended September 30, 2002, and the next business day after we received the Clearing Loans in connection with the Clearing Conversion. This loan was repaid in December 2002 upon receipt of the Clearing Loans.

         Ladenburg Thalmann & Co. also has $2,500 outstanding under a junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matures on October 31, 2004, under which borrowings incur interest at LIBOR plus 2%. The outstanding $2,500 subordinated loan at December 31, 2001 was repaid during 2002.

         In November 2002 we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. The principal balance of the Clearing Loans is scheduled to be forgiven as to $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.

         Our liquidity position continues to be adversely affected by our inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, we have been forced to cut expenses as necessary. In order to accomplish this, we have implemented certain cost-cutting procedures throughout our operations including reducing the size of our workforce. Additionally, during the fourth quarter of 2002, in order to reduce future operating expenses, we terminated the operations of Ladenburg Capital Management and filed to withdraw it as a broker-dealer. Ladenburg Thalmann & Co. has agreed to and is currently servicing the accounts of Ladenburg Capital Management and many of the employees of Ladenburg Capital Management were offered employment with Ladenburg Thalmann & Co. The termination of Ladenburg Capital Management's operations reduced support expenses, operating expenses and general administrative expenses.

         We filed a registration statement in May 2002 for a proposed $10,000 rights offering to the holders of our outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. New Valley agreed to purchase up to $5,000 of our common stock in the proposed rights offering if such shares are otherwise unsubscribed for. However, on August 6, 2002, we announced that we had decided to postpone the rights offering due to market conditions. We intend to continue to review the situation during the first half of 2003 to determine if conditions for the offering have improved, although we do not currently anticipate that the rights offering can be successfully completed absent a material improvement in market conditions and a significant increase in our stock price. In the circumstances where the rights offering were ultimately consummated, we would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible.

         Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. Based upon these reviews, if the proposed rights offering could be successfully completed, management believes that our capital structure would be adequate for current operations and reasonably foreseeable future needs. However, because the rights offering is currently postponed and does not appear to be a viable option at this time, should we require additional financing, we will need to seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from New Valley or from other parties, including our shareholders and our primary clearing broker. Accordingly, if we continue to be unable to generate cash from operations and are unable to find alternative sources of funding, it would have an adverse impact on our liquidity and operations.

OFF-BALANCE SHEET ARRANGEMENTS

         The table below summarizes information about our contractual obligations as of December 31, 2002 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.


----------------------------------------- ----------------------------------------------------------------------------------------
                                                                       Payments Due By Period ($)
                                          ----------------------------------------------------------------------------------------
          Contractual Obligations               Total        Less than 1 year      1-3 years         4-5 years      After 5 years
----------------------------------------- ----------------- ------------------- ---------------- ------------------ --------------
Long-Term Debt                                  31,000             1,500             22,500           7,000                --
----------------------------------------- ----------------- ------------------- ---------------- ------------------ --------------
Capital Lease Obligations                           --                --                 --              --                --
----------------------------------------- ----------------- ------------------- ---------------- ------------------ --------------
Operating Leases                                74,646             6,128             13,148          12,551            42,819
----------------------------------------- ----------------- ------------------- ---------------- ------------------ --------------
Employment Agreement Compensation*               2,202             1,264                938              --                --
----------------------------------------- ----------------- ------------------- ---------------- ------------------ --------------
Other Long-Term Liabilities Reflected on            --                --                 --              --                --
the Company's Balance Sheet under GAAP
----------------------------------------- ----------------- ------------------- ---------------- ------------------ --------------
Totals                                         107,848             8,892             36,586          19,551            42,819
----------------------------------------- ----------------- ------------------- ---------------- ------------------ --------------

-----------
* The employment agreements provide for bonus payments that are excluded from these amounts.



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

         We maintain inventories of trading securities. At December 31, 2002 the fair market value of our inventories were $4,365 in long positions and $1,218 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at December 31, 2002 will not have a material adverse effect on our consolidated financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Consolidated Financial Statements and Notes thereto, together with the reports thereon of Eisner LLP dated February 14, 2003 and PricewaterhouseCoopers, LLP dated March 22, 2002, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective September 30, 2002, we changed our independent accountants as described in our Current Report on Form 8-K dated September 30, 2002 and filed with the SEC on October 2, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of our current directors and executive officers as of March 28, 2003. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors.

NAME                      AGE      POSITION
----                      ---      --------

Howard M. Lorber          54       Chairman of the Board
Victor M. Rivas           59       President and Chief Executive Officer
Vincent A. Mangone        37       Executive Vice President and Director
Mark Zeitchick            37       Executive Vice President and Director
Henry C. Beinstein        60       Director
Robert J. Eide            50       Director
Richard J. Lampen         49       Director
Bennett S. LeBow          65       Director
Richard J. Rosenstock     51       Director
Salvatore Giardina        41       Vice President and Chief Financial Officer

         HOWARD M. LORBER has been chairman of our board of directors since May 2001. Since November 1994, he has been president, chief operating officer and a member of the board of directors of New Valley. From January 1994 to January 2001, Mr. Lorber was a consultant to Vector Group Ltd., a New York Stock Exchange-listed holding company, and since January 2001 has served as its president, chief operating officer and a member of its board of directors. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the NASD since 1984. Since 1990, Mr. Lorber has been chairman of the board of directors of Nathan's Famous, Inc., a chain of fast food restaurants, and has been its chief executive officer since 1993. Mr. Lorber also serves as a director of United Capital Corp., a real estate investment and diversified manufacturing company, and of Prime Hospitality Corp., a company doing business in the lodging industry. He is also a trustee of Long Island University and Babson College.

         VICTOR M. RIVAS has been our president and chief executive officer and a member of our board of directors since May 2001. Mr. Rivas has been affiliated with Ladenburg Thalmann & Co. since September 1997 and has been its chairman and chief executive officer since July 1999. He has also been co-chairman of the board of directors of Ladenburg Capital Management since November 2001. Since October 1999, he has been a member of the board of directors of New Valley. Prior to joining Ladenburg Thalmann & Co., Mr. Rivas served as an executive officer of the brokerage firms of Rickel & Associates, Inc. from March 1997 to September 1997 and Janssen-Meyers Associates, L.P. from January 1996 to March 1997. Mr. Rivas had previously served as chairman of the board and chief executive officer of Conquest Industries Inc. and its subsidiary, Conquest Airlines Corp.

         VINCENT A. MANGONE has been our executive vice president and a member of our board of directors since August 1999. Mr. Mangone has also been affiliated with Ladenburg Capital Management since October 1993 and has been an executive vice president since September 1995.

         MARK ZEITCHICK has been our executive vice president and a member of our board of directors since August 1999. Mr. Zeitchick has also been affiliated with Ladenburg Capital Management since October 1993. Mr. Zeitchick has been Ladenburg Capital Management's co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital Management. From May 2001 until November 2001, he served as chairman of Ladenburg Capital Management, and became co-chairman in November 2001.

         HENRY C. BEINSTEIN has been a member of our board of directors since May 2001. Mr. Beinstein has been a director of New Valley since 1994. Since August 2002, Mr. Beinstein has been a registered representative of Gagnon Securities, LLC, a broker-dealer and a member firm of the NASD. From August 1997 until August 2002, Mr. Beinstein was the executive director of Schulte Roth & Zabel LLP, a New York-based law firm. In August 2002, Mr. Beinstein retired from this position. Prior to joining Schulte Roth & Zabel, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand.

         ROBERT J. EIDE has been a member of our board of directors since May 2001. He has also been the chairman and treasurer of Aegis Capital Corp. since before 1988. Mr. Eide also serves as a director of Nathan's Famous and Vector Group.

         RICHARD J. LAMPEN has been a member of our board of directors since January 2002. He has been the executive vice president and general counsel of New Valley since October 1995 and a member of its board of directors since July 1996. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. Since January 1997, Mr. Lampen has served as a director of CDSI Holdings Inc., a company with interests in the marketing services business, and since November 1998 has been its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A., Spec's Music Inc. and Panaco, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

         BENNETT S. LEBOW has been a member of our board of directors since May 2001. Since June 1990, Mr. LeBow has been the chairman of the board of directors and chief executive officer of Vector Group, and has been a member of its board of directors since October 1986 and currently holds various positions with Vector Group's subsidiaries, including Vector Tobacco Inc. He has been chairman of the board of directors of New Valley since January 1988 and chief executive officer since November 1994.

         RICHARD J. ROSENSTOCK has been a member of our board of directors since August 1999. From May 2001 until December 2002, Mr. Rosenstock served as vice chairman of our board of directors and from August 1999 until December 2002, served as our chief operating officer. He also served as our president from August 1999 until May 2001. Since January 2003, Mr. Rosenstock has been a registered representative of Ladenburg Thalmann & Co. Mr. Rosenstock had been affiliated with Ladenburg Capital Management from 1986 until December 2002. From May 2001 until December 2002, he served as Ladenburg Capital Management's chief executive officer. From January 1994 until May 1998, he served as an executive vice president of Ladenburg Capital Management and was its president from May 1998 until November 2001.

OTHER EXECUTIVE OFFICER

         SALVATORE GIARDINA has been our vice president and chief financial officer since October 2002 and was our vice president of finance from June 2001 until October 2002. Mr. Giardina has been affiliated with Ladenburg Thalmann & Co. since February 1990. He has served as Ladenburg Thalmann & Co.'s chief financial officer since August 1998, and from February 1990 until August 1998, served as its controller. From August 1983 until February 1990, Mr. Giardina was an auditor with the national public accounting firm of Laventhol & Horwath. Mr. Giardina is a certified public accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the fiscal year ended December 31, 2002, except that Dr. Frost, the beneficial holder of 16.6% of our common stock, filed one Form 4 late, which Form 4 included one transaction that was not reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table shows the compensation paid by us to our chief executive officer and to our other four most highly compensated executive officers (collectively, the "Named Executive Officers") for the calendar years 2002 and 2001, for the period from October 1, 2000 until December 31, 2000 ("Stub Period") and for the period from August 25, 1999 until September 30, 2000.


--------------------------------------- --------------- ------------------------------ ----------------------- ---------------------
                                                          ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                                        -------------- --------------- -----------------------      ALL OTHER
     NAME AND PRINCIPAL POSITION        FISCAL PERIOD    SALARY ($)      BONUS ($)          OPTIONS (#)            COMPENSATION
--------------------------------------- --------------- -------------- --------------- ----------------------- ---------------------
Victor M. Rivas                              2002        500,000           595,678(1)           300,000               3,044(2)
    President and Chief Executive            2001        500,000(3)        867,826(4)         1,000,000             375,000(5)
    Officer
--------------------------------------- --------------- -------------- --------------- ----------------------- ---------------------
Mark Zeitchick                               2002          90,000          378,055(6)           250,000              32,357(2)
    Executive Vice President                 2001          66,500          379,681(6)               -0-              15,458(2)
                                         Stub Period       30,000          150,651(6)               -0-               2,981(2)
                                             2000         130,000        2,482,017(7)               -0-             278,394(8)
--------------------------------------- --------------- -------------- --------------- ----------------------- ---------------------
Vincent A. Mangone                           2002          90,000          378,055(6)           250,000              40,341(2)
    Executive Vice President                 2001          66,500          379,681(6)               -0-              10,752(2)
                                         Stub Period       30,000          150,651(6)               -0-               7,436(2)
                                             2000         130,000        2,482,017(7)               -0-             278,510(8)
--------------------------------------- --------------- -------------- --------------- ----------------------- ---------------------
Richard J. Rosenstock                        2002         340,000          164,242(6)          250,000              641,580(9)
    Former  Vice  Chairman  and              2001         237,041          138,351(6)              -0-                  -0-
    Chief Operating Officer              Stub Period       30,000           87,535(6)              -0-               18,885(2)
                                             2000         130,000        1,780,372(7)              -0-              236,746(8)
--------------------------------------- --------------- -------------- --------------- ----------------------- ---------------------
Salvatore Giardina                           2002         214,000               -0-             35,000                   70(10)
    Vice President and                       2001         214,000            3,500(11)             -0-                  709(10)
    Chief Financial Officer
--------------------------------------- --------------- -------------- --------------- ----------------------- ---------------------


(1)      Represents (i) a $500,000 bonus paid by Ladenburg Thalmann & Co. and
         (ii) a $95,678 bonus paid by us under our Special Performance Incentive Plan.

(2) Represents commissions earned from customer accounts for which the individual is a designated account representative.

(3) Represents $173,973 of salary paid by Ladenburg Thalmann & Co. prior to the consummation of the stock purchase agreement with New Valley, Berliner and Ladenburg Thalmann & Co. on May 7, 2001 and $326,027 of salary paid thereafter by us.

(4) Represents (i) a $173,973 bonus paid by Ladenburg Thalmann & Co., (ii) a $326,027 bonus paid by us pursuant to his employment agreement and
         (iii) a $367,826 bonus paid by us under our Special Performance Incentive Plan.

(5) Represents the portion of a fee paid by New Valley to Mr. Rivas which was reimbursed by Ladenburg Thalmann & Co. for his services in connection with the closing of the stock purchase agreement with New Valley, Berliner and Ladenburg Thalmann & Co.

(6) Represents a bonus paid to the individual under our Special Performance Incentive Plan.

(7) Represents bonuses paid under our Annual Incentive Bonus Plan and Special Performance Incentive Plan as follows:

                             ANNUAL INCENTIVE ($)     SPECIAL PERFORMANCE ($)
                             --------------------     -----------------------

         Rosenstock                 821,128                   959,244
         Zeitchick                  821,128                  1,660,889
         Mangone                    821,128                  1,660,889

(8) Represents commissions earned from customer accounts for which the individual is a designated account representative, together with override commissions earned in the following amounts: Rosenstock - $39,841, Zeitchick - $67,925 and Mangone - $67,925.

(9) Represents (i) a $590,000 accrual for a buy-out of Mr. Rosenstock's employment agreement and (ii) $51,580 of commissions earned from customer accounts for which Mr. Rosenstock is a designated account representative.

(10) Represents residual earnings from stock options surrendered with respect to the 1995 merger of Ladenburg Thalmann and New Valley.

(11)     Represents a discretionary bonus received by the individual.

COMPENSATION ARRANGEMENTS FOR CURRENT EXECUTIVE OFFICERS

         Victor M. Rivas is currently employed by us as our president and chief executive officer until August 2004 under an employment agreement with Ladenburg Thalmann & Co. The employment agreement provides for an annual base salary of $500 subject to periodic increases as determined by our board of directors or our compensation committee. The agreement also provides for a guaranteed minimum annual bonus of $500. Mr. Rivas is entitled to participate in our Annual Incentive Bonus Plan and receive an override (as defined in our Special Performance Incentive Plan) in accordance with the terms of each plan. However, our compensation committee may limit Mr. Rivas' participation in the plans so that:

         o he may not receive in excess of 32.5% of the bonus pool available under the Bonus Plan; and

         o he may not receive an override in excess of a certain percentage of our total consolidated revenues earned in each year of the agreement ranging from 0.6167% for revenues up to $150,000 to 0.5% for revenues over $270,000.

Additionally, the committee may determine that $400 of Mr. Rivas' guaranteed bonus will be credited against any amounts owed to him under the Special Performance Incentive Plan. Due to our financial condition, during 2002 Mr. Rivas voluntarily forfeited the accrued compensation due to him under this plan of $305, in addition to forfeiting compensation that would otherwise be due to him for the remainder of the 2002 year.

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

         Messrs. Zeitchick and Mangone are currently employed by us as executive vice presidents until August 2004 under employment agreements with us and Ladenburg Capital Management. Each of these officers receive an annual base salary of $90 subject to periodic increases as determined by our board of directors or our compensation committee. Pursuant to the agreements, Messrs. Zeitchick and Mangone are entitled to participate in our Annual Incentive Bonus Plan and receive an override under the Special Performance Incentive Plan in accordance with the terms of each plan. However, our compensation committee may limit each of their participation in the plans so that:

         o neither may receive in excess of 22.5% of the bonus pool available under the Bonus Plan (if either Messrs. Zeitchick or Mangone receive less than 22.5% of the bonus pool available under the Bonus Plan, he may terminate the employment agreement for "reason" which entitles him to certain severance benefits; and

         o neither may receive an override in excess of a certain percentage of our total consolidated revenues earned in each year of the agreement ranging from 0.5067% for revenues up to $150,000 to 0.4108% for revenues over $270,000.

Due to our financial condition, Messrs. Zeitchick and Mangone voluntarily forfeited 25% of the compensation due to them under the Special performance Incentive Plan for the period from September 1, 2002 through December 31, 2002.

         The agreements with Messrs. Rivas, Zeitchick and Mangone provide that they will not compete with us or our subsidiaries for a period of one year from the date of their respective terminations.

         Mr. Rosenstock, our former vice chairman and chief operating officer, was previously employed by us under an employment agreement with us and Ladenburg Capital Management pursuant to a five-year employment agreement dated August 24, 1999. Due to our financial condition, effective September 1, 2002, Mr. Rosenstock voluntarily forfeited 25% of the compensation due to him under the Special Performance Incentive Plan for the remainder of the 2002 calendar year. Effective September 1, 2002, Mr. Rosenstock also voluntarily forfeited 25% of the compensation due to him pursuant to his employment agreement for retail and institutional brokerage commissions generated from various registered representatives employed by our subsidiaries. Effective December 31, 2002, we entered into an amendment to Mr. Rosenstock's agreement that provided for him to terminate his employment with us as our vice chairman and chief operating officer. The amendment provides for him to be employed with our subsidiary, Ladenburg Thalmann & Co. as a registered representative until December 31, 2005. Mr. Rosenstock received $25 upon signing of the amendment and will receive a monthly base salary of approximately $17 for the first year of the agreement and a monthly base salary of $15 for the second and third years of the agreement. Additionally, Mr. Rosenstock will receive 50% of all of his retail brokerage production for the term of the agreement and 15% of any compensation received by Ladenburg Thalmann & Co. or any of its affiliates as a finders fee for any corporate finance transactions entered into within 18 months after the introduction by Mr. Rosenstock to Ladenburg Thalmann & Co. However, he will no longer be entitled to participate in the Special Performance Incentive Plan and Annual Incentive Bonus Plan. The agreement provides that Mr. Rosenstock will not compete with us or our subsidiaries for a period of one year from the date of his termination, but allows him to deal with any of his prior or then existing customers or clients without any restriction. Because Mr. Rosenstock is not obligated to perform future services, the signing bonus and base salary are considered a buy-out and, accordingly, a total of $590 was accrued as of December 31, 2002 and included in operating expenses for 2002.

         Salvatore Giardina, our vice president and chief financial officer, is an at-will employee. His compensation consists of an annual base salary of $214 plus discretionary bonuses. Mr. Giardina received a bonus of $4 in 2001 and did not receive a bonus in 2002.

COMPENSATION ARRANGEMENTS FOR DIRECTORS

         Directors who are employees of ours receive no cash compensation for serving as directors. During 2002, we paid our non-employee directors an annual fee of $12, payable in quarterly installments, for their service on our board of directors. Effective February 1, 2003, our directors will each receive annual fees of $15, and members of our audit committee and compensation committee will receive an additional annual fee of $10 and $5, respectively. In addition, each director will receive five hundred dollars per meeting that he attends. Additionally, upon their election or re-election, as the case may be, we grant our non-employee directors ten-year options under our 1999 Performance Equity Plan to purchase 20,000 shares of our common stock at fair market value on the date of grant. On May 7, 2001, we granted to each of Messrs. Lorber, LeBow, Frost, Beinstein, and Eide a ten-year option to purchase 20,000 shares of common stock at an exercise price of $3.05 per share, which options vested in full on May 7, 2002. On January 10, 2002, we granted Mr. Lampen a ten-year option to purchase 20,000 shares of common stock at an exercise price of $0.88 per share, which options vested in full on January 10, 2003. On November 15, 2002, we granted each of Messrs. Lorber, LeBow, Beinstein, Eide and Lampen a ten-year option to purchase 20,000 shares of common stock at an exercise price of $0.22 per share, which options vest in full on November 15, 2003. All of our directors are reimbursed for their costs incurred in attending meetings of the board of directors or of the committees on which they serve.

OPTION GRANTS

         The following table represents the stock options granted in the fiscal year ended December 31, 2002, to the Named Executive Officers.


                           STOCK OPTION GRANTS IN 2002

--------------------------------------------------------------------------------------------------------------------------------
                                 NUMBER OF
                                 SECURITIES         PERCENT OF TOTAL
                                 UNDERLYING        OPTIONS GRANTED TO
                              OPTIONS GRANTED         EMPLOYEES IN        EXERCISE PRICE     EXPIRATION     GRANT DATE PRESENT
     NAME OF EXECUTIVE              (#)              FISCAL YEAR (%)      OF OPTIONS($)         DATE           VALUE(1)($)
---------------------------- ------------------- ------------------------ ---------------- --------------- ---------------------
Victor M. Rivas                   300,000                12.67%                0.88           1/10/12            $258,000
---------------------------- ------------------- ------------------------ ---------------- --------------- ---------------------
Richard J. Rosenstock             250,000                10.56%                0.88           1/10/12            $215,000
---------------------------- ------------------- ------------------------ ---------------- --------------- ---------------------
Mark Zeitchick                    250,000                10.56%                0.88           1/10/12            $215,000
---------------------------- ------------------- ------------------------ ---------------- --------------- ---------------------
Vincent A. Mangone                250,000                10.56%                0.88           1/10/12            $215,000
---------------------------- ------------------- ------------------------ ---------------- --------------- ---------------------
Salvatore Giardina                 35,000                 1.48%                0.60           3/19/12            $ 20,300
---------------------------- ------------------- ------------------------ ---------------- --------------- ---------------------

(1) The estimated present value at grant date of the options granted to such individuals has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 134.08%, a risk-free rate of 4.385%, an expected life of 10 years, a dividend rate of 0% and no forfeiture. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         The following table sets forth the fiscal year-end option values of outstanding options at December 31, 2002, and the dollar value of unexercised, in-the-money options for our Named Executive Officers. There were no stock options exercised by any of the Named Executive Officers in 2002.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

---------------------------------------------------------------------------------------------------------------------
                                  NUMBER OF SECURITIES UNDERLYING                DOLLAR VALUE OF UNEXERCISED
                                       UNEXERCISED OPTIONS AT                      IN-THE-MONEY OPTIONS AT
NAME                                      FISCAL YEAR END:                             FISCAL YEAR END
---------------------------- --------------------- --------------------- --------------------- ----------------------
                             EXERCISABLE (#)       UNEXERCISABLE (#)     EXERCISABLE ($)       UNEXERCISABLE ($)
---------------------------- --------------------- --------------------- --------------------- ----------------------
Victor M. Rivas                    333,333               966,667                 -0-                    -0-
---------------------------- --------------------- --------------------- --------------------- ----------------------
Richard J. Rosenstock               89,508               260,492                 -0-                    -0-
---------------------------- --------------------- --------------------- --------------------- ----------------------
Mark Zeitchick                      98,460               251,540                 -0-                    -0-
---------------------------- --------------------- --------------------- --------------------- ----------------------
Vincent A. Mangone                  98,460               251,540                 -0-                    -0-
---------------------------- --------------------- --------------------- --------------------- ----------------------
Salvatore Giardina                  11,666                23,334                 -0-                    -0-
---------------------------- --------------------- --------------------- --------------------- ----------------------

ANNUAL INCENTIVE BONUS PLAN

         On August 23, 1999, our shareholders adopted the Annual Incentive Bonus Plan, which is a performance-based compensation plan for our executive officers and other key employees. The plan is administered by our compensation committee and is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code. Under this plan, bonuses are paid to participants selected by our compensation committee if performance targets established by our compensation committee are met within the specified performance periods. For the fiscal year ended December 31, 2002 and for the fiscal year ending December 31, 2003, our compensation committee determined that participating employees would share in a bonus pool equal to 25% of our net income before taxes and before the accrual of compensation payable under this plan provided that we achieve a 10% return on equity before taxes at the end of the fiscal year. The maximum award payable annually to any participant under this plan is limited to a percentage of the bonus pool created and is subject to the maximum limit of $5,000,000 for any person. The maximum award available to Victor M. Rivas under the Plan is limited to 32.5% of the Pool and the maximum award available to any other participant under the plan is limited to 22.5% of the Pool. No awards were made under the Bonus Plan for fiscal 2002 to Messrs. Rivas, Rosenstock, Zeitchick and Mangone, the participants in the Bonus Plan for 2002. The compensation committee has selected Messrs. Rivas, Zeitchick and Mangone to participate in the Bonus Plan for fiscal 2003.

SPECIAL PERFORMANCE INCENTIVE PLAN

         On August 23, 1999, our shareholders adopted our Special Performance Incentive Plan. The Special Performance Incentive Plan is similar in nature to the Annual Incentive Bonus Plan in seeking to provide performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. Executive officers and key employees selected by our compensation committee may receive bonuses upon reaching performance targets established by our compensation committee within specific performance periods, which performance targets may be based upon one or more selected business criteria. For the fiscal year ended December 31, 2002 and for the fiscal year ending December 31, 2003, the compensation committee has determined that participants are entitled to receive an incentive award that is based on our total consolidated revenues provided that specified commission levels are achieved. Awards are payable monthly, based on the average monthly revenues to such date. However, final awards reflecting the performance for the last month of the fiscal period and the fiscal period overall are not paid until all financial results for the year are reconciled and the compensation committee has approved and certified that the established performance requirements have been achieved. The maximum award payable for any fiscal period to any participant is the lesser of $5,000,000 or a set percentage for the individual participants as disclosed elsewhere in this report. Messrs. Rivas, Rosenstock, Zeitchick and Mangone received bonuses under the Special Performance Incentive Plan for fiscal 2002 as disclosed in the Summary Compensation table above. The compensation committee has determined that Messrs. Rivas, Zeitchick and Mangone will currently be entitled to participate in this plan for fiscal 2003.

1999 PERFORMANCE EQUITY PLAN

         On August 23, 1999, our shareholders adopted the 1999 Performance Equity Plan covering 3,000,000 shares of our common stock, under which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. On May 7, 2001, our shareholders approved an amendment increasing the number of shares available for issuance under the plan to 5,500,000 shares. On November 6, 2002, our shareholders approved another amendment increasing the number of shares available for issuance under the plan to 10,000,000 shares. The Performance Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until May 26, 2009. The plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our compensation committee. To the extent permitted under the provisions of the plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards.

LADENBURG THALMANN FINANCIAL SERVICES INC. EMPLOYEE STOCK PURCHASE PLAN

         In November 2002, our shareholders approved the "Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan," under which a total of 5,000,000 shares of common stock are available for issuance. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock. Option periods have been initially set at three months long and commence on January 1st, April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. On the first day of each option period, known as the "date of grant," each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an "exercise date." On the exercise date, the amounts withheld will be applied to purchase shares for the employee from us. The purchase price will be the lesser of 85% of the last sale price of our common stock on the date of grant or on the exercise date. The Plan became effective November 6, 2002 and we anticipate that our first option period will commence April 1, 2003. Accordingly, as of the date of this report, no shares of common stock have been issued under the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our compensation committee is comprised of Messrs. Lorber, Beinstein and Eide. None of these individuals served as officers of ours or of our subsidiaries. Mr. Lorber is the chairman of the board of a firm which receives commissions from insurance policies written for us. See "Item 13 - Certain Relationships and Related Transactions."

      Victor M. Rivas, our president and chief executive officer, served as a member of New Valley's board of directors, of which Mr. Lorber is president, chief operating officer and a director. Additionally, Bennett S. LeBow, New Valley's chairman of the board of directors and chief executive officer, and Richard J. Lampen, New Valley's executive vice president, general counsel and director, are members of our board of directors. Prior to October 2002, New Valley's board of directors did not have a separate compensation committee and acted on compensation matters as an entire body. No individual who is an executive officer of ours currently serves on the New Valley compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of March 28, 2003 with respect to the beneficial ownership of our common stock by (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) the Named Executive Officers and
(iv) all of our current directors and executive officers as a group. Except as otherwise stated, the business address of each of the below listed persons is c/o Ladenburg Thalmann Financial Services Inc., 590 Madison Avenue, 34th Floor, New York, New York 10022.


                                                        AMOUNT AND NATURE OF                PERCENT OF CLASS
NAME OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP(1)            OF VOTING SECURITIES
------------------------                               -----------------------            --------------------
Phillip Frost, M.D. (2)                                     8,105,341(3)                          16.5%
Berliner Effektengesellschaft AG(4)                         5,575,556(5)                          13.0%
Bennett S. LeBow                                            4,361,314(6)                          10.4%
Richard J. Rosenstock                                       3,874,187(7)                          9.2%
New Valley Corporation(8)                                   3,944,216(9)                          8.6%
Carl C. Icahn(10)                                           3,396,258(11)                         8.1%
Howard M. Lorber                                            1,535,878(12)                         3.6%
Mark Zeitchick                                              1,608,104(13)                         3.5%
Vincent Mangone                                             1,608,104(14)                         3.5%
Victor M. Rivas                                               446,133(15)                           *
Richard J. Lampen                                              58,367(16)                           *
Robert J. Eide                                                 31,367(17)                           *
Henry C. Beinstein                                             31,361(18)                           *
Salvatore Giardina                                             11,666(19)                           *
All directors and executive officers as a group            13,566,481(20)                        31.5%
(10 persons)


-----------------
*        Less than 1 percent.

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

(2) The business address of Dr. Frost is c/o IVAX Corporation, 4400 Biscayne Boulevard, Miami, Florida 33137.

(3) Represents (i) 1,487,866 shares of common stock held by Frost Gamma Investments Trust, a trust organized under Nevada law, (ii) 100,000 shares of common stock issuable upon exercise of an immediately exercisable warrant held by Frost Gamma, (iii) 6,497,475 shares of common stock issuable upon conversion of a senior convertible promissory note held by Frost-Nevada Investments Trust, a trust organized under Nevada law, and (iv) 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost. Dr. Frost is the sole trustee of both Frost Gamma Investments Trust and Frost-Nevada Investments Trust. Dr. Frost is also (a) the sole limited partner of Frost Gamma Limited Partnership, the beneficiary of Frost Gamma Investments Trust, and is the sole shareholder of Frost-Nevada Corporation, the sole shareholder of Frost Gamma Inc., the general partner of Frost Gamma Limited Partnership, (b) one of the three limited partners of Frost-Nevada, Limited Partnership, the beneficiary of Frost-Nevada Investments Trust, and is the sole shareholder of Frost-Nevada Corporation, the general partner of Frost-Nevada, Limited Partnership and (c) the sole shareholder of Frost

         Beta, Inc., the sole general partner of Frost Beta, LLP, a limited partner of Frost-Nevada, Limited Partnership. Record ownership of these shares may be transferred from time to time among Dr. Frost and, in addition to other entities that he may control, any or all of Frost Gamma Investments Trust, Frost Gamma Limited Partnership, Frost Gamma Inc., Frost-Nevada Investments Trust, Frost-Nevada, Limited Partnership, Frost Beta, Inc., Frost Beta, LLP and Frost-Nevada Corporation. Accordingly, solely for purposes of reporting beneficial ownership of these shares pursuant to Section 13(d) of the Exchange Act, each of these parties will be deemed to be the beneficial owner of the shares held by any other of the parties. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on September 10, 2001 as well as from information made known to us.

(4) The business address for Berliner Effektengesellschaft AG is Kurfustendamm 119, 10711 Berlin, Germany.

(5) Includes 955,055 shares of common stock issuable upon conversion of a senior convertible promissory note held by Berliner.

(6) Represents (i) 758,205 shares of common stock held directly by Mr. LeBow, (ii) 3,325,199 shares of common stock held by LeBow Gamma Limited Partnership, a Nevada limited partnership, (iii) 110,336 shares of common stock held by LeBow Alpha LLLP, a Delaware limited liability limited partnership, (iv) 147,574 shares of common stock held by The Bennett and Geraldine LeBow Foundation, Inc., a Florida not-for-profit corporation and (v) 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. LeBow. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. LeBow that are not currently exercisable and that will not become exercisable within 60 days. LeBow Holdings Inc., a Nevada corporation, is the sole stockholder of LeBow Gamma Inc., a Nevada corporation, which is the general partner of LeBow Gamma Limited Partnership, and is the general partner of LeBow Alpha LLLP. Mr. LeBow is a director, officer and sole stockholder of LeBow Holdings Inc. and a director and officer of LeBow Gamma Inc. Mr. LeBow and family members serve as directors and executive officers of the Foundation. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on December 21, 2001 as well as from information made known to us.

(7) Represents 3,701,346 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, and 172,841 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock. Does not include 177,159 shares of common stock issuable upon exercise of options held by Mr. Rosenstock that are not currently exercisable and that will not become exercisable within the next 60 days.

(8) The business address for New Valley Corporation is 100 S. E. Second Street, Miami, Florida 33131.

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

(12) Represents (i) 1,392,251 shares of common stock held directly by Mr. Lorber, (ii) 118,560 shares of common stock held by Lorber Alpha II Partnership, a Nevada limited partnership, (iii) 5,067 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, and (iv) 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Lorber that are not currently exercisable and that will not become exercisable within 60 days. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Mr. Lorber and family members serve as directors and executive officers of Lorber Charitable Fund and Mr. Lorber possesses shared voting power and shared dispositive power with the other directors of the fund with respect to the fund's shares of our common stock. The foregoing information was derived from an Amendment to
         Schedule 13D filed with the SEC on December 21, 2001 as well as from information made known to us.

(13) Includes 181,793 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Zeitchick. Does not include 168,207 shares of common stock issuable upon exercise of options held by Mr. Zeitchick that are not currently exercisable and that will not become exercisable within the next 60 days.

(14) Represents (i) 1,426,311 shares of common stock held of record by The Vincent A. Mangone Revocable Living Trust Dated 11/5/96, of which Mr. Mangone is the sole trustee and beneficiary, and (ii) 181,793 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Mangone. Does not include 168,207 shares of common stock issuable upon exercise of options held by Mr. Mangone that are not currently exercisable and that will not become exercisable within the next 60 days.

(15) Includes 433,333 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rivas. Does not include 866,667 shares of common stock issuable upon exercise of options held by Mr. Rivas that are not currently exercisable and that will not become exercisable within the next 60 days.

(16) Includes 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lampen. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Lampen that are not currently exercisable and that will not become exercisable within the next 60 days.

(17) Includes 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Eide. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Eide that are not currently exercisable and that will not become exercisable within 60 days.

(18) Includes (i) 823 shares of common stock held of record in the individual retirement account of Mr. Beinstein's spouse and (ii) 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Beinstein that are not currently exercisable and that will not become exercisable within 60 days.

(19) Includes 11,666 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Giardina. Does not include 23,334 shares of common stock issuable upon exercise of options held by Mr. Giardina that are not currently exercisable and that will not become exercisable within the next 60 days.

(20) Includes 1,081,426 shares of common stock issuable upon exercise of currently exercisable options and excludes 1,503,574 shares of common stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days. See notes 6, 7, 12, 13, 14, 15, 16, 17, 18 and 19.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information at December 31, 2002 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

-------------------------------- ---------------------------- ------------------------- --------------------------------
                                                                                        NUMBER OF SECURITIES REMAINING
                                                                                         AVAILABLE FOR FUTURE ISSUANCE
                                 NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE         UNDER EQUITY COMPENSATION
                                   ISSUED UPON EXERCISE OF       EXERCISE PRICE OF                   PLANS
                                    OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
         PLAN CATEGORY               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     REFLECTED IN THE FIRST COLUMN)
-------------------------------- ---------------------------- ------------------------- --------------------------------
Equity Compensation Plans
Approved by Security Holders              4,656,813                    $2.08                       5,343,187
-------------------------------- ---------------------------- ------------------------- --------------------------------
Equity Compensation Plans Not
Approved by Security Holders               200,000                     $1.00                          -0-
-------------------------------- ---------------------------- ------------------------- --------------------------------

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



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On May 7, 2001, we consummated the stock purchase agreement, as amended, with New Valley Corporation, Berliner Effektengesellschaft AG and Ladenburg Thalmann & Co. in which we acquired all of the outstanding common stock of Ladenburg Thalmann & Co. As partial consideration for the common stock of Ladenburg Thalmann & Co., we issued:

         o 18,598,098 shares of common stock and $8.01 million aggregate principal amount of our senior convertible promissory notes, currently convertible into 3,844,216 shares of common stock, to New Valley; and

         o 4,620,501 shares of common stock and $1.99 million aggregate principal amount of our senior convertible promissory notes, currently convertible into 955,055 shares of common stock, to Berliner.

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

         As a result of these transactions, the following individuals became affiliated with us:

         o Howard M. Lorber, president and chief operating officer of New Valley, is now the chairman of our board of directors;

         o Bennett S. LeBow, chairman and chief executive officer of New Valley, is now a member of our board of directors;

         o Victor M. Rivas, chairman and chief executive officer of Ladenburg Thalmann & Co. and a member of the board of directors of New Valley, is now our president and chief executive officer;

         o Richard J. Lampen, executive vice president, general counsel and a member of the board of directors of New Valley, is now a member of our board of directors;

         o Henry C. Beinstein, a member of the board of directors of New Valley, is now a member of our board of directors; and

         o Robert J. Eide, a member of the board of directors of Vector Group, the parent of New Valley, is now a member of our board of directors.

Upon becoming members of our board of directors in May 2001, each of Messrs. Lorber, LeBow, Beinstein and Eide were granted a ten-year option to purchase 20,000 shares of common stock at $3.05 per share. The options vested in full on May 7, 2002. Upon becoming a member of our board of directors in January 2002, Mr. Lampen was granted a ten-year option to purchase 20,000 shares of common stock at $0.88 per share. This option vested in full on January 10, 2003. Each of these grants were made under our Equity Plan. In November 2002, we granted each of Messrs. Lorber, LeBow, Beinstein, Eide and Lampen a ten-year option to purchase 20,000 shares of common stock at $0.22 per share. The options vest in full on November 15, 2003.

         Pursuant to the employment agreement with Mr. Rivas in which he became our president and chief executive officer, Mr. Rivas is entitled to receive an annual base salary of $500,000, subject to periodic increases as determined by LTS' board of directors, as well as a guaranteed minimum annual bonus of $500,000. Mr. Rivas will also be entitled to participate in our Bonus Plan and Incentive Plan in accordance with the terms of the plan and Mr. Rivas' employment agreement. Additionally, we granted Mr. Rivas an option to purchase 1,000,000 shares of common stock at $3.05 per share under our Equity Plan. The option vests in three equal annual installments commencing on May 7, 2002. The option also provides that if a change of control occurs, the portion of the option not yet vested will vest and become immediately exercisable.

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

         On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear the Forbearance Interest Payments until May 15, 2003. On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible.

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

         In connection with these transactions, we also entered into amendments to the existing employment agreements with each of Messrs. Berland, Rosenstock, Zeitchick and Mangone. Pursuant to the amendments:

         o Mr. Berland resigned from his positions with us and became the executive vice president of corporate finance of Ladenburg Capital Management through May 2003 at an annual base salary of $150;

         o Mr. Rosenstock became our vice chairman and chief operating officer and Ladenburg Capital Management's chief executive officer through August 2004 at an annual base salary of $340;

         o Mr. Zeitchick remained as an executive vice president of ours and became Ladenburg Capital Management's co-chairman of the board through August 2004 at an annual base salary of $90; and

         o Mr. Mangone remained as an executive vice president of ours and Ladenburg Capital Management through August 2004 at annual base salary of $90.

Effective December 31, 2002, we entered into an amendment to Mr. Rosenstock's agreement that provided for him to no longer be employed by us. However, he will continue to be a member of our board of directors and will be employed by Ladenburg Thalmann & Co. as a registered representative until December 31, 2005. Mr. Rosenstock received $25 upon signing of the amendment and will receive a monthly base salary of $17 for the first year of the agreement and a monthly base salary of $15 for the second and third years of the agreement. Additionally, Mr. Rosenstock will receive 50% of all of his retail brokerage production for the term of the agreement and 15% of any compensation received by Ladenburg Thalmann & Co. or any of its affiliates as a finders fee for any corporate finance transactions entered into within 18 months after the introduction by Mr. Rosenstock to Ladenburg Thalmann & Co. However, he will no longer be entitled to participate in the Special Performance Incentive Plan and Annual Incentive Bonus Plan. The agreement provides that Mr. Rosenstock will not compete with us or our subsidiaries for a period of one year from the date of his termination, but allows him to deal with any of his prior or then existing customers or clients without any restriction. The signing bonus and base salary are considered a buy-out, and accordingly, a total of $590 was accrued as of December 31, 2002 and included in operating expenses for 2002.

      Each of Messrs. Zeitchick and Mangone continue to be entitled to participate in our Bonus Plan and Incentive Plan in accordance with the terms of the respective plans and their respective employment agreements.

      Prior to the consummation of the acquisition, New Valley maintained office space at Ladenburg Thalmann & Co.'s principal offices. In connection with the consummation of the transaction, New Valley entered into a license agreement with Ladenburg Thalmann & Co. in which New Valley will continue to occupy this space at no cost to New Valley. The license agreement is for one year and is automatically renewed for successive one-year periods unless terminated by New Valley. The space, which is not currently occupied by New Valley, has been subleased on a short-term basis by Ladenburg Thalmann & Co. to an unaffiliated third party.

         From June 2001 until October 2002, J. Bryant Kirkland III, the vice president, treasurer and chief financial officer of New Valley, served as our chief financial officer and New Valley did not allocate any expense to us for his services. In December 2002, we accrued compensation for Mr. Kirkland's services, in the amount of $100, payable in four quarterly installments of $25, commencing April 1, 2003.

         On August 31, 2001, New Valley and Frost-Nevada each loaned us $1,000. The loans were evidenced by promissory notes that matured on the earlier of February 28, 2002 and the next business day after we received our federal income tax refund for the fiscal year ending September 30, 2001. The promissory notes bore interest at the Prime Rate as published in the Wall Street Journal plus 1%. As consideration for the loans, we issued to each of New Valley and Frost-Nevada a five-year, immediately exercisable warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share. These loans were repaid in January 2002.

         On March 27, 2002, we borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, we borrowed an additional $2,500 from New Valley on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans, to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

         On October 8, 2002, we borrowed an additional $2,000 from New Valley. The loan, which bore interest at 1% above the prime rate, matured on the earliest of December 31, 2002, the next business day after we received our federal income tax refund for the fiscal year ended September 30, 2002, and the next business day after we received a loan from an affiliate of our clearing broker in connection with the conversion of additional clearing business to this broker. This loan was repaid in December 2002 upon receipt of the Clearing Loans.

         We may from time to time borrow additional funds on a short-term basis from New Valley or from other parties, including our shareholders and clearing brokers, in order to supplement the liquidity of our broker-dealer operations.

         Howard Lorber is chairman of the board of directors of Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for us. These commissions amounted to approximately $106 in 2002.

         Several members of the immediate families of our executive officers and directors are employed as registered representatives of Ladenburg Thalmann & Co. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. The arrangements we have with these individuals are similar to the arrangements we have with our other registered representatives. Oscar Sonkin and Richard Sonkin, the father-in-law and brother-in-law, respectively, of Richard J. Rosenstock, received $72 and $216, respectively, in compensation during 2002. Steven Zeitchick, the brother of Mark Zeitchick, received $182 in compensation during 2002. It is anticipated that each of these individuals will receive in excess of $60 in compensation from us in 2003.

ITEM 14. CONTROLS AND PROCEDURES.

         Within the 90-day period prior to the filing of this annual report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significance deficiencies and material weaknesses.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1):  Index to 2002 Consolidated Financial Statements

                  The Consolidated Financial Statements and the Notes thereto, together with the report thereon of Eisner LLP dated February 14, 2003, appear beginning on page F-1 of this report.

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

                                  EXHIBIT INDEX


                                                                     INCORPORATED
EXHIBIT                                                           BY REFERENCE FROM        NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                      ------------------      --------         ----

2.1              Agreement and Plan of Merger, dated May 27,               A                2.1             -
                 1999

3.1              Articles of Incorporation                                 B                3.1             -

3.2              Articles of Amendment to the Articles of                  C                3.2             -
                 Incorporation, dated August 24, 1999

3.3              Bylaws                                                    B                3.2             -

4.1              Form of common stock certificate                          B                4.1             -

4.2              Form of Warrant Agreement between the Company             B                4.2             -
                 and Cardinal Capital Management, Inc.
                 (including the form of Warrant Certificate).

4.3              Form of Senior Convertible Promissory Note, as            D                4.2             -
                 amended, dated May 7, 2001, issued to New
                 Valley Capital Corporation and Berliner
                 Effektengesellschaft AG

4.4              Senior Convertible Promissory Note, as                    D                4.3             -
                 amended, dated May 7, 2001, issued to
                 Frost-Nevada, Limited Partnership

4.5              Form of Promissory Note, dated August 31,                 D                4.4             -
                 2001, issued to New Valley Corporation and
                 Frost-Nevada, Limited Partnership

4.6              Promissory Note, dated March 27, 2002, issued             E                4.1             -
                 to New Valley Corporation

10.1             Agreement of Lease, dated December 20, 1996,              C                10.1            -
                 between the Company and Briarcliffe College,
                 Inc.

10.2             Standard Form of Office Lease, dated August 3,            C                10.2            -
                 1999, between the Company and Mayore Estates
                 LLC and 80 Lafayette LLC, together with
                 Amendment, dated August 19, 1999.

10.3             Agreement for Securities Clearance Services,              C                10.3            -
                 dated April 30, 1985, between Ladenburg
                 Capital Management Inc. and Bear Stearns.

10.4             Amended and Restated 1999 Performance Equity              F                10.1            -
                 Plan*

10.5             Annual Incentive Bonus Plan*                              G            Exhibit "D"         -


                                                                     INCORPORATED
EXHIBIT                                                           BY REFERENCE FROM        NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                      ------------------      --------         ----

10.6             Special Performance Incentive Plan*                       G            Exhibit "E"         -

10.7             Form of Employment Agreement, dated August 24,            G            Exhibit "F"         -
                 1999, between the Company and certain
                 employees*
                 Schedule of Employment Agreements in the form
10.7.1           of Exhibit 10.7, including material detail in             C               10.7.1           -
                 which such documents differ from Exhibit 10.7*

10.8             Form of Stock Option Agreement, dated August              H                10.8            -
                 24, 1999, between the Company and certain
                 employees*

10.8.1           Schedule of Stock Option Agreements in the                H               10.8.1           -
                 form of Exhibit 10.8, including material
                 detail in which such documents differ from
                 Exhibit 10.8*

10.9             Form of Stock Option Agreement, dated December            H                10.9            -
                 13, 1999, between the Company and certain
                 directors*

10.9.1           Schedule of Stock Option Agreements in the                H               10.9.1           -
                 form of Exhibit 10.9, including material
                 detail in which such documents differ from
                 Exhibit 10.9*

10.10            Form of Stock Option Agreement, dated December            H               10.10            -
                 13, 1999, between the Company and Diane
                 Chillemi*

10.11            Stock Purchase Agreement, dated February 8,               I             Appendix A         -
                 2001, by and among the Company, New Valley
                 Corporation, New Valley Capital Corporation,
                 Berliner Effektengesellschaft AG and Ladenburg
                 Thalmann & Co. Inc.

10.12            Stock Purchase Agreement, dated as of February            J                4.2             -
                 8, 2001, by and between Ladenburg Thalmann
                 Group Inc., Joseph Berland Revocable Living
                 Trust Dated 4/16/97 and Joseph Berland



                                                                     INCORPORATED
EXHIBIT                                                           BY REFERENCE FROM        NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                      ------------------      --------         ----
10.13            Form of Stock Purchase Agreement, dated as of             J                4.3             -
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

10.14            Proxy and Voting Agreement, dated as of                   I             Appendix E         -
                 February 8, 2001, among New Valley
                 Corporation, Ladenburg Thalmann Group Inc.,
                 Berliner Effektengesellschaft AG, the Company
                 and the individual shareholders listed on
                 Schedule A attached thereto

10.15            Loan Agreement, dated as of February 8, 2001,             I             Appendix C         -
                 between  the Company and Frost-Nevada, Limited
                 Partnership

10.16            Investor Rights Agreement, dated as of                    I             Appendix G         -
                 February 8, 2001, among the Company, New
                 Valley Corporation, New Valley Capital
                 Corporation, Berliner Effektengesellschaft
                 AG,  Frost-Nevada, Limited Partnership and the
                 Principals

10.17            Form of Pledge and Security Agreement, dated              J                10.2            -
                 as of February 8, 2001, between the Company,
                 Ladenburg Thalmann Group Inc., Berliner
                 Effektengesellschaft AG, Frost-Nevada, Limited
                 Partnership and U.S. Bank Trust National
                 Association

10.18            Employment Agreement, dated as of February 8,             J                10.3            -
                 2001, between Ladenburg Thalmann & Co. Inc.
                 and Victor Rivas*

10.19            First Amendment to the Employment Agreement,              J                10.4            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Joseph
                 Berland*

10.20            First Amendment to the Employment Agreement,              J                10.5            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Richard
                 J. Rosenstock*


                                                                     INCORPORATED
EXHIBIT                                                           BY REFERENCE FROM        NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                      ------------------      --------         ----

10.21            First Amendment to the Employment Agreement,              J                10.6            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Vincent
                 A. Mangone*

10.22            First Amendment to the Employment Agreement,              J                10.7            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Mark
                 Zeitchick*

10.23            First Amendment to the Employment Agreement,              J                10.8            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and David
                 Thalheim*

10.24            Form of Guarantee Agreement, dated February 8,            J                10.9            -
                 2001, between (A) each of (i) Joseph Berland,
                 (ii) Richard J. Rosenstock, (iii) Vincent A.
                 Mangone, (iv) Mark Zeitchick and (v) David
                 Thalheim and (B) the Company

10.25            Form of Escrow Agreement, dated as of February            J               10.10            -
                 8, 2001, between the Company, Berliner
                 Effektengesellschaft AG and Continental Stock
                 Transfer & Trust Company

10.26            Amendment No. 1 to Stock Purchase Agreement,              K             Appendix A         -
                 dated February 8, 2001, by and among the
                 Company, New Valley Corporation, New Valley
                 Capital Corporation, Berliner
                 Effektengesellschaft AG and Ladenburg Thalmann
                 & Co. Inc.

10.27            Amendment No. 1 to Loan Agreement, dated as of            K             Appendix C         -
                 February 8, 2001, between the Company and
                 Frost-Nevada, Limited Partnership

10.28            Second Amendment to the Employment Agreement,             L                10.2            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and David
                 Thalheim*

10.29            Stock Option Agreement, dated May 7, 2001,                M                10.1            -
                 between the Company and Victor M. Rivas*

10.30            Stock Option Agreement, dated as of May 7,                M                10.2            -
                 2001, between the Company and David Thalheim*

10.31            Form of Stock Option Agreement, dated as of               M                10.3            -
                 May 7, 2001, between the Company and certain
                 directors

10.31.1          Schedule of Stock Option Agreements in the                M               10.3.1           -
                 form of Exhibit 10.31, including material
                 detail in which such documents differ from
                 Exhibit 10.31


                                                                     INCORPORATED
EXHIBIT                                                           BY REFERENCE FROM        NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                      ------------------      --------         ----

10.32            Amendment No. 2 to Stock Purchase Agreement,              D                4.1             -
                 dated February 8, 2001, by and among the
                 Company, New Valley Corporation, New Valley
                 Capital Corporation, Berliner
                 Effektengesellschaft AG and Ladenburg Thalmann
                 & Co. Inc.

10.33            Amendment No. 2 to Loan Agreement, dated as of            D                10.1            -
                 February 8, 2001, between the Company and
                 Frost-Nevada, Limited Partnership

10.34            Second Amendment to the Employment Agreement,             D                10.2            -
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Richard J. Rosenstock*

10.35            Second Amendment to the Employment Agreement,             D                10.3            -
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Mark Zeitchick*

10.36            Second Amendment to the Employment Agreement,             D                10.4            -
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Vincent A. Mangone*

10.37            Second Amendment to the Employment Agreement,             D                10.5            -
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Joseph Berland*

10.38            Form of Warrant issued to New Valley                      D                10.6            -
                 Corporation and Frost-Nevada, Limited
                 Partnership

10.39            Letter Amendment to Investor Rights Agreement,            D                10.7            -
                 dated as of February 8, 2001, among the
                 Company, New Valley Corporation, New Valley
                 Capital Corporation, Berliner
                 Effektengesellschaft AG,  Frost-Nevada,
                 Limited Partnership and the Principals

10.40            Stock Option Agreement, dated as of January               N                10.2            -
                 10, 2002, between the Company and Richard J.
                 Lampen


                                                                     INCORPORATED
EXHIBIT                                                           BY REFERENCE FROM        NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                      ------------------      --------         ----

10.41            Form of Stock Option Agreement, dated January             N                10.3            -
                 10, 2002, between the Company and each of
                 Victor M. Rivas, Richard J. Rosenstock, Mark
                 Zeitchick and Vincent A. Mangone*

10.41.1          Schedule of Stock Option Agreements in the                N               10.3.1           -
                 form of Exhibit 10.41, including material
                 detail in which such documents differ from
                 Exhibit 10.41*

10.42            Ladenburg Thalmann Financial Services Inc.                F                10.2            -
                 Qualified Employee Stock Purchase Plan

10.43            Letter Agreement, dated October 10, 2002,                 F                10.3            -
                 between the Company and Victor M. Rivas

10.44            Letter Agreement, dated October 10, 2002,                 F                10.4            -
                 between the Company and Richard J. Rosenstock

10.45            Letter Agreement, dated October 10, 2002,                 F                10.5            -
                 between the Company and Mark Zeitchick

10.46            Letter Agreement, dated October 10, 2002,                 F                10.6            -
                 between the Company and Vincent A. Mangone

10.47            Third Amendment to the Employment Agreement,              -                 -            Filed
                 dated August 24, 1999, as amended, between the                                          Herewith
                 Company, Ladenburg Capital Management Inc. and
                 Richard J. Rosenstock*

10.48            Form of Stock Option Agreement, dated November            -                 -            Filed
                 15, 2002, between the Company and each of                                               Herewith
                 Bennett S. LeBow, Howard M. Lorber, Henry C.
                 Beinstein, Robert J. Eide and Richard J.
                 Lampen*

10.48.1          Schedule of Stock Option Agreements in the                -                 -            Filed
                 form of Exhibit 10.48, including material                                               Herewith
                 detail in which such documents differ from
                 Exhibit 10.48*

21               List of Subsidiaries                                      -                 -            Filed
                                                                                                         Herewith

23.1             Consent of Eisner LLP                                     -                 -            Filed
                                                                                                         Herewith

23.2             Consent of PricewaterhouseCoopers LLP                     -                 -            Filed
                                                                                                         Herewith


                                                                     INCORPORATED
EXHIBIT                                                           BY REFERENCE FROM        NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                      ------------------      --------         ----

99.1             Certification of Chief Executive Officer,                 -                 -            Filed
                 Pursuant to 18 U.S.C. Section 1350, as Adopted                                          Herewith
                 Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

99.2             Certification of Chief Financial Officer,                 -                 -            Filed
                 Pursuant to 18 U.S.C. Section 1350, as Adopted                                          Herewith
                 Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

---------------------
A.   Quarterly report on Form 10-QSB filed on August 16, 1999.

B.   Registration statement on Form SB-2 (File No. 333-31001).

C.   Annual report on Form 10-K for the year ended August 24, 1999.

D. Current report on Form 8-K/A, dated February 8, 2001 and filed with the SEC on September 10, 2001.

E.   Quarterly report on Form 10-Q for the quarter ended March 31, 2002.

F.   Quarterly report on Form 10-Q for the quarter ended September 30, 2002.

G. Definitive proxy statement relating to a special meeting of shareholders held on August 23, 1999.

H.   Annual report on Form 10-K for the year ended September 30, 2000.

I. Definitive proxy statement relating to our annual meeting of shareholders held on May 7, 2001, filed March 28, 2001, as supplemented on April 2, 2001 and April 26, 2001.

J. Current report on Form 8-K, dated February 8, 2001 and filed with the SEC on February 21, 2001.

K.   Second supplement to our definitive proxy statement dated April 26, 2001.

L. Current report on Form 8-K/A, dated February 8, 2001 and filed with the SEC on May 1, 2001.

M.   Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

N.   Registration statement on Form S-3 (File No. 333-81964).

*    Management Compensation Contract

         (b)      Reports on Form 8-K.

                  Company's Report on Form 8-K filed on October 8, 2002

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

                                 LADENBURG THALMANN FINANCIAL SERVICES INC.
                                 (Registrant)

Dated:  March 31, 2003
                                 By:   /s/ VICTOR M. RIVAS
                                 ---------------------------------------------
                                 Name: Victor M. Rivas
                                 Title: President and Chief Executive Officer


                                POWER OF ATTORNEY

         The undersigned directors and officers of Ladenburg Thalmann Financial Services Inc. hereby constitute and appoint Howard M. Lorber, Victor M. Rivas and Salvatore Giardina, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.


SIGNATURES                           TITLE
----------                           -----


/s/ Victor M. Rivas
------------------------------       President and Chief Executive Officer
Victor M. Rivas                      (Principal Executive Officer)



/s/ Salvatore Giardina
------------------------------       Vice President and Chief Financial Officer
Salvatore Giardina                   (Principal Financial Officer and Principal
                                     Accounting Officer)


/s/ Henry C. Beinstein
------------------------------       Director
Henry C. Beinstein


/s/ Robert J. Eide
------------------------------       Director
Robert J. Eide

/s/ Richard J. Lampen
------------------------------       Director
Richard J. Lampen

/s/ Bennett S. LeBow
------------------------------       Director
Bennett S. LeBow



/s/ Howard M. Lorber                 Director
------------------------------
Howard M. Lorber


/s/ Vincent A. Mangone               Director
------------------------------
Vincent A. Mangone


/s/ Richard J. Rosenstock            Director
------------------------------
Richard J. Rosenstock


/s/ Mark Zeitchick                   Director
------------------------------
Mark Zeitchick

                                  CERTIFICATION

I, Victor M. Rivas, certify that:

1. I have reviewed this annual report on Form 10-K of Ladenburg Thalmann Financial Services Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                               By: /s/ VICTOR M. RIVAS
                                  ---------------------------------------------
                                    Name: Victor M. Rivas
                                    Title: President and Chief Executive Officer

                                  CERTIFICATION

I, Salvatore Giardina, certify that:

1. I have reviewed this annual report on Form 10-K of Ladenburg Thalmann Financial Services Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                               By:  /s/ SALVATORE GIARDINA
                                   --------------------------------------------
                                    Name: Salvatore Giardina
                                    Title: Vice President and Chief
                                           Financial Officer

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002
                          ITEMS 8 AND 15(A) (1) AND (2)

                          INDEX TO FINANCIAL STATEMENTS

          Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:


FINANCIAL STATEMENTS:

                                                                                                        PAGE
                                                                                                        ----
LADENBURG THALMANN FINANCIAL SERVICES INC. CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Certified Public Accountants.......................................               F-2

Consolidated Statements of Financial Condition as of December 31, 2002 and 2001...........               F-4

Consolidated Statements of Operations
       for the years ended December 31, 2002, 2001 and 2000...............................               F-5

Consolidated Statements of Changes in Shareholders' Equity (Capital Deficit)
       for the years ended December 31, 2002, 2001 and 2000...............................               F-6

Consolidated Statements of Cash Flows
       for the years ended December 31, 2002, 2001 and 2000...............................               F-7

Notes to the Consolidated Financial Statements............................................               F-9





                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated statement of financial condition of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity (capital deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ Eisner LLP
---------------------------------
Eisner LLP
New York, New York
February 14, 2003, except for the seventh
paragraph of Note 13 and the fifth paragraph
of Note 9, as to which the dates are
March 3, 2003 and March 13, 2003, respectively

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Ladenburg Thalmann Financial Services Inc.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, changes in shareholders' equity (capital deficit) and cash flows present fairly, in all material respects, the financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the "Company") at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
----------------------------------
PricewaterhouseCoopers LLP
New York, New York
March 22, 2002

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                      DECEMBER 31,
                                                                                   --------------------
                                                                                     2002        2001
                                                                                   --------    --------
                                     ASSETS

Cash and cash equivalents ......................................................   $ 11,752    $  8,136
Trading securities owned .......................................................      4,365      17,324
Due from affiliates ............................................................         86         262
Receivables from clearing brokers ..............................................     11,378      27,920
Exchange memberships owned, at historical cost .................................      1,505       1,505
Furniture, equipment and leasehold improvements, net ...........................      8,087       9,959
Restricted assets ..............................................................      1,054       2,610
Income taxes receivable ........................................................      2,224         499
Deferred tax assets ............................................................       --         3,339
Goodwill, net of accumulated amortization ......................................       --        18,762
Other assets ...................................................................      3,448       8,091
                                                                                   --------    --------

         Total assets ..........................................................   $ 43,899    $ 98,407
                                                                                   ========    ========

             LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)

Securities sold, not yet purchased .............................................   $  1,218    $ 12,404
Accrued compensation ...........................................................      3,268      11,078
Accounts payable and accrued liabilities .......................................     12,084       7,608
Deferred rent credit ...........................................................      6,589       7,189
Due to former parent and affiliate .............................................        634         434
Notes payable ..................................................................      8,500       2,000
Senior convertible notes payable ...............................................     20,000      20,000
Subordinated note payable ......................................................      2,500       2,500
                                                                                   --------    --------

         Total liabilities .....................................................     54,793      63,213
                                                                                   --------    --------

Commitments and contingencies ..................................................       --          --

Shareholders' equity (capital deficit):
     Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued       --          --
     Common stock, $.0001 par value; authorized; 200,000,000 shares in 2002 and 100,000,000 shares in 2001; 42,025,211 shares issued and
     outstanding ...............................................................          4           4
     Additional paid-in capital ................................................     56,473      56,168
     Accumulated deficit .......................................................    (67,371)    (20,978)
                                                                                   --------    --------
         Total shareholders' equity (capital deficit) ..........................    (10,894)     35,194
                                                                                   --------    --------
         Total liabilities and shareholders' equity (capital deficit) ..........   $ 43,899    $ 98,407
                                                                                   ========    ========





           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                           2002            2001           2000
                                                      ------------    ------------    -----------

REVENUES:

    Commissions ...................................   $     49,796    $     39,756    $    33,067
    Principal transactions, net ...................         11,046          30,662         28,275
    Investment banking fees .......................          9,141          11,698         15,937
    Dividends and interest ........................          2,285           4,100          5,241
    Syndications and underwritings ................            258             652            417
    Investment advisory fees ......................          2,736           2,696          3,109
    Other income ..................................          4,736           4,389          3,538
                                                      ------------    ------------    -----------
         Total revenues ...........................         79,998          93,953         89,584
                                                      ------------    ------------    -----------


EXPENSES:

    Compensation and benefits .....................         56,876          62,741         56,222
    Brokerage, communication and clearance fees ...         14,733          16,082          9,911
    Rent and occupancy ............................          9,708           6,658          5,596
    Depreciation and amortization .................          1,999           2,538          1,078
    Impairment of goodwill ........................         18,762            --             --
    Professional services .........................          4,999           3,130          2,557
    Interest ......................................          2,043           1,666            223
    Other .........................................         15,871          13,387          7,785
                                                      ------------    ------------    -----------

         Total expenses ...........................        124,991         106,202         83,372
                                                      ------------    ------------    -----------

         (Loss) income before income taxes ........        (44,993)        (12,249)         6,212

Income tax expense ................................          1,400              44          1,122
                                                      ------------    ------------    -----------

         Net (loss) income ........................   $    (46,393)   $    (12,293)   $     5,090
                                                      ============    ============    ===========

(Loss) income per Common Share (basic and diluted):
     Net (loss) income per Common Share ...........   $      (1.10)   $      (0.31)   $      0.15
                                                      ============    ============    ===========

Number of shares used in computation ..............     42,025,211      39,458,057     34,647,170
                                                      ============    ============    ===========






           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                    IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                             (DOLLARS IN THOUSANDS)





                                            COMMON          PAID-IN          ACCUMULATED
                                            STOCK           CAPITAL            DEFICIT            TOTAL
                                        --------------- ----------------- ------------------- ---------------
Balance, December 31, 1999 .........        $    2            $38,983            $(13,775)        $ 25,210

Net income .........................             -               --                 5,090            5,090
                                            ------            -------            --------         --------

Balance, December 31, 2000 .........             2             38,983              (8,685)          30,300

Net loss ...........................             -               --               (12,293)         (12,293)

Issuance of warrants to note holders             -                154                --                154

Effect of LTS Acquisition ..........             2             17,031                --             17,033
                                            ------            -------            --------         --------
Balance, December 31, 2001 .........             4             56,168             (20,978)          35,194

Employee compensation ..............             -                305                --                305

Net loss ...........................             -               --               (46,393)         (46,393)
                                            ------            -------            --------         --------

Balance, December 31, 2002 .........        $    4            $56,473            $(67,371)        $(10,894)
                                            ======            =======            ========         ========




           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                             2002             2001            2000
                                                           --------         --------         -------
Cash flows from operating activities:
     Net (loss) income ............................        $(46,393)        $(12,293)        $ 5,090
     Adjustments to reconcile net (loss) income
         to net cash used in operating activities:
     Depreciation and amortization ................           1,999            2,538           1,078
     Write-off of furniture, fixtures and
         leasehold improvements ...................           1,394             --              --
     Amortization of (adjustment to)
         deferred rent credit .....................            (600)             450             491
     Deferred taxes ...............................           3,339            1,397            (550)
     Impairment of goodwill .......................          18,762             --              --
     Employee compensation ........................             305             --              --
     Issuance of warrants to note holders .........            --                154            --
(Increase) decrease in operating assets:
     Trading securities owned .....................          12,959            3,843          (2,641)
     Due from clearing brokers ....................          16,542           (9,602)            777
     Advances to former parent and affiliates .....             176             --              (178)
     Income taxes receivable ......................          (1,725)            --              --
     Other assets .................................           4,643            1,512            (746)
Increase (decrease) in operating liabilities:
     Trading securities sold, but not yet purchased         (11,186)           5,434          (4,055)
     Accrued compensation .........................          (7,810)           3,561             138
     Accrued expenses and other liabilities .......           4,476              (75)           (542)
     Payable to former parent and affiliate .......             200              385             919
                                                           --------         --------         -------
         NET CASH USED IN OPERATING ACTIVITIES ....          (2,919)          (2,696)           (219)
                                                           --------         --------         -------
Cash flows from investing activities:
     Purchases of furniture, equipment
         and leasehold improvements ...............          (1,521)          (2,735)           (764)
     Cash received in LTS acquisition .............            --              5,151            --
                                                           --------         --------         -------
     NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES .....................          (1,521)           2,416            (764)
                                                           --------         --------         -------
Cash flows from financing activities:
     Payments to Ladenburg stockholders ...........            --            (10,000)           --
     Issuance of subordinated notes payable .......           2,500            2,500            --
     Issuance of other notes payable ..............          10,500            2,000            --
     Convertible note proceeds ....................            --             10,000            --
     Change in restricted assets ..................           1,556              (12)           --
     Payment of subordinated note payable .........          (2,500)            --              --
     Payment of other notes payable ...............          (4,000)            --              --
                                                           --------         --------         -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ....           8,056            4,488            --
                                                           --------         --------         -------
Net increase (decrease) in cash
     and cash equivalents .........................           3,616            4,208            (983)
Cash and cash equivalents, beginning of year ......           8,136            3,928           4,911
                                                           --------         --------         -------
Cash and cash equivalents, end of year ............        $ 11,752         $  8,136         $ 3,928
                                                           ========         ========         =======




           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)



                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                      2002            2001         2000
                                                     ------        --------         ----
Supplemental cash flow information:
     Interest paid ..........................        $1,018        $    246         $223
     Taxes paid .............................           206             337           99

Supplemental disclosure of non-cash activity:
Detail of acquisition:
     Assets acquired, including cash ........        $ --          $ 26,619         $--
     Goodwill ...............................          --            19,385          --
     Liabilities assumed, including minority
     interest................................          --           (23,820)         --
     Increase to paid in capital ............          --           (17,033)         --
     Cash paid ..............................        $ --              --            --
                                                     ------        --------         ----
     Net cash received in acquisition .......        $ --          $  5,151         $--
                                                     ======        ========         ====






           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company"), formerly known as GBI Capital Management Corp., and its wholly-owned subsidiaries. The subsidiaries of LTS include, among others, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. ("Ladenburg Capital"), Ladenburg Thalmann Europe, Ltd., Ladenburg Thalmann International Ltd. and Ladenburg Capital Fund Management Inc., formerly known as GBI Fund Management Corp. ("Ladenburg Fund Management").

      Ladenburg is a registered broker-dealer in securities that clears its customers' transactions through correspondent clearing brokers on a fully disclosed basis. Ladenburg Capital, until it voluntarily filed to withdraw its license in November 2002, also operated as a broker dealer in securities. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. The Company's other subsidiaries primarily provide asset management services.

      Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. In consideration for the shares of Ladenburg, LTS issued the former stockholders of Ladenburg a majority interest in LTS common stock. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. The historical financial statements prior to May 7, 2001 are those of Ladenburg, and LTS has changed its fiscal year-end from September 30 to December 31. For a more complete discussion of this transaction, including pro forma information giving effect to the acquisition as if it took place on January 1, 2000, see Note 3 to these consolidated financial statements.

      Ladenburg was an indirect wholly owned subsidiary of New Valley Corporation ("New Valley") until December 23, 1999, when a minority stake in Ladenburg was sold leaving New Valley with an indirect 80.1% ownership interest. On December 21, 2001, New Valley distributed its shares of LTS common stock to holders of New Valley common shares as a special dividend. (See Note 3.)

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated upon consolidation.

      ORGANIZATION

      Ladenburg is a full service-broker dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by the Securities and Exchange Commission ("SEC"), the New York Stock Exchange and National Association of Securities Dealers, Inc. ("NASD"), Commodities Futures Trading Commission and National Futures Association. See Note 12.

      Ladenburg Capital, until November 2002, was a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acted as an introducing broker, market maker, underwriter and trader for its own account. In July 2002, the market making activities of Ladenburg Capital were terminated. Certain employees working in Ladenburg Capital's market making area were offered employment with Ladenburg. In an effort to reduce support staff expenses, operating expenses and general administrative expenses, the Company terminated the remaining operations of Ladenburg Capital during the fourth quarter of 2002. Ladenburg Capital filed to withdraw as a broker dealer at that time. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Investment banking revenues include fees earned from providing merger-and-acquisition, private and public offerings of debt and equity securities and financial restructuring advisory services. Investment banking fees are recorded upon the closing of the transaction, when it can be determined that the fees have been irrevocably earned.

      Investment advisory fees are received quarterly, in advance, but are recognized as earned on a pro rata basis over the term of the contract.

      Dividends are recorded on an ex-dividend date basis and interest is recorded on an accrual basis.

      Ladenburg and its former subsidiaries were included in the consolidated federal income tax return filed by New Valley prior to May 7, 2001 and are included in the consolidated federal income tax return filed by LTS commencing May 8, 2001. According to the tax sharing agreement formerly in effect with New Valley, federal income taxes were calculated as if the companies filed on a separate return basis and the amount of current tax or benefit calculated was either remitted to or received from the former parent. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2002 and December 31, 2001, the valuation allowance was $17,409 and $4,565, respectively.

      Depreciation of furniture and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lease term.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, effective January 1, 2002, goodwill was subjected to periodic assessments of impairment and no longer being amortized. In 2002 the Company recorded an impairment charge of $18,762 of goodwill. (See Note 4.)

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and
      (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement in 2002 did not result in a material impact on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company early adopted SFAS No. 146 during the fourth quarter of 2002 and applied its provisions to leased premises which were vacated during such period. Under SFAS 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the "cease-use date"). The fair value of the liability at the "cease-use date" shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. (See Note 9.)

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148.

      SFAS No. 123, "Accounting for Stock-Based Compensation," allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income, on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the employee incentive plan (see Note 14) had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net loss for the years ended December 31, 2002 and 2001 would have increased to the pro forma amount as follows:


                                                                         2002                 2001
                                                                      --------             --------

Net loss, as reported ....................................            $(46,393)            $(12,293)

Stock-based employee compensation determined under
   the fair value based method ...........................              (3,554)                (998)
                                                                      --------             --------

Pro forma net loss .......................................            $(49,947)            $(13,291)
                                                                      ========             ========

Net loss per Common Share (basic and diluted), as reported            $  (1.10)            $  (0.31)
                                                                      ========             ========

Pro forma net loss per Common Share (basic and diluted) ..            $  (1.19)            $  (0.32)
                                                                      ========             ========


      The per share weighted average fair value of stock options granted during 2002 and for the period May 7, 2001 through December 31, 2001 (See Note 3) of $0.73 and $2.61, respectively, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    2002                2001
                                   -------             -------

Risk free interest rate               4.45%               4.88%
Volatility ............             135.00%              83.58%
Dividend yield ........                  0                   0
Expected lives ........            10 years            10 years

      Certain reclassifications have been made to prior period financial information to conform to the current period presentation.

3.    LADENBURG TRANSACTION

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

      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible promissory notes due December 31, 2005. Dr. Frost, a director of LTS from May 2002 until his resignation in July 2002, is the sole stockholder of the general partner of Frost-Nevada, Frost-Nevada Corporation. Dr. Frost, through several entities controlled by him, was also one of LTS's principal shareholders prior to the time that it became a public company in August 1999. The notes held by Frost-Nevada are identical to the notes held by New Valley and Berliner, except for the interest rate which is 8.5% per annum and the conversion price. The note is currently convertible into a total of 6,497,475 shares of common stock at a conversion price of approximately $1.54. These notes, together with the notes issued to the Ladenburg stockholders, are collateralized by a pledge of the Ladenburg stock. (See Note 13.)

      The actual number of shares of common stock paid to New Valley and Berliner may be increased and the conversion prices of the senior convertible promissory notes payable held by New Valley, Berliner and Frost-Nevada may be decreased on or about May 7, 2003, pending a final resolution of LTS's pre-closing litigation adjustments.

      Concurrently with the closing of the stock purchase agreement, New Valley purchased $3,945,060 of common stock at $1.00 per share from Joseph Berland, the former chairman and chief executive officer of LTS. Additionally, on the same date, Frost-Nevada purchased a total of 550,000

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      shares of common stock at $1.00 per share from Richard J. Rosenstock, LTS' former vice chairman and chief operating officer, Mark Zeitchick and Vincent Mangone, LTS' executive vice presidents and David Thalheim, LTS' former administrator.

      As a result of the foregoing transactions, the former stockholders of Ladenburg directly or indirectly held shares or other equity instruments, representing 27,163,659 shares, or 64.6%, of LTS' common stock, and Frost-Nevada directly or indirectly held shares or other equity instruments, representing 7,935,441 shares, or 16.4%, of LTS' common stock.

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

      Pursuant to the employment agreement with Mr. Rivas, Mr. Rivas is entitled to receive an annual base salary of $500, subject to periodic increases as determined by LTS' board of directors, as well as a minimum annual bonus of $500. Mr. Rivas is also entitled to participate in LTS' Annual Incentive Bonus Plan and Special Performance Incentive Plan in accordance with the terms of the plan and Mr. Rivas' employment agreement. Due to the current financial condition of the Company, Mr. Rivas voluntarily forfeited the accrued compensation due him under the Special Performance Incentive Plan for the period January 1, 2002 through August 31, 2002 and the balance of the compensation due him under this Plan for the remainder of the 2002 calendar year.

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

      Messrs. Zeitchick and Mangone continue to be entitled to participate in LTS' Annual Incentive Bonus Plan and Special Performance Incentive Plan in accordance with the terms of the plan and their respective employment agreements. Due to the financial condition of the Company, effective September 1, 2002, Messrs. Rosenstock, Zeitchick and Mangone voluntarily forfeited 25% of the compensation due them under the Special Performance Incentive Plan for the remainder of the 2002 calendar year. Effective September 1, 2002, Mr. Rosenstock also voluntarily forfeited 25% of the

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      compensation due to him pursuant to his employment agreement for retail and institutional brokerage commissions generated from various registered representatives employed by the Company's subsidiaries.

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

      Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on available information. Goodwill of $19,385 was recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and was amortized during 2001 on the straight line basis over 20 years. The final allocation of the purchase price made during 2002 to the individual assets acquired and liabilities assumed did not differ from preliminary estimates of fair value reflected in the 2001 financial statements.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The allocation of the purchase price has been summarized in the following tables:

            CALCULATION OF PURCHASE PRICE:

              Common stock ...............      $ 32,912
              Stock options ..............         1,422
              Transaction costs ..........           407
                                                --------

                  Total purchase price ...      $ 34,741
                                                ========


            ALLOCATION OF PURCHASE PRICE:

              Assets:
                LTS's assets .............      $ 26,619
                Goodwill .................        19,385

              Liabilities:
                LTS's liabilities ........       (11,263)
                                                --------

                  Total purchase price ...      $ 34,741
                                                ========


      The following adjustments, which increased shareholders' equity by $17,033, were made to shareholders' equity to record the acquisition of
      LTS:

      o an increase in paid-in capital of $32,912 relating to the deemed issuance of 18,806,612 shares of LTS common stock at $1.75 per share to existing LTS stockholders;

      o an increase in shareholders' equity of $1,422 to recognize the value of 1,875,979 stock options outstanding at May 7, 2001 to LTS employees, based on a weighted average fair value of $0.76 per option. The fair value of the options was determined using the Black-Scholes option pricing model and was based on the following weighted-average assumptions: expected volatility of 85.93%; expected life of three years; a risk-free interest rate of 4.42%; and no expected dividend yield or forfeiture;

      o an increase of $2,700 in shareholders' equity principally relating to net operating losses acquired from New Valley in connection with Ladenburg's deconsolidation from New Valley's consolidated federal income tax group; and

      o a decrease of $20,000 in shareholders' equity relating to the issuance of $10,000 of convertible notes and the payment of $10,000 of cash to the former stockholders of Ladenburg.

      Pro forma information, giving effect to the acquisition as if it took place on January 1 of each respective year is presented below:

                                        Year Ended December 31,
                                       -------------------------
                                           2001           2000
                                       ----------       --------

            Revenues ............      $  112,855       $201,623
                                       ==========       ========

            Net (loss) income ...      $  (16,873)      $  7,889
                                       ==========       ========

            Net (loss) income per
                Common Share ....      $    (0.40)      $   0.19
                                       ==========       ========

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    IMPAIRMENT OF GOODWILL

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. This statement also requires that intangible assets with indefinite lives be tested for impairment as of the date of adoption. Additionally, SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level as of the date of adoption and that any goodwill impairment loss recognized as a result of initial application be reported as the effect of a change in accounting principle.

      Prior to January 1, 2002, goodwill and other intangible assets were tested for impairment based on the recoverability of carrying value using undiscounted future cash flows. The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value.

      Prior to performing the review for impairment, SFAS No. 142 required that all goodwill deemed to be related to the entity as a whole be assigned to its reporting units, which differed from the previous accounting rules where goodwill was assigned only to the business of the acquired entity. As a result, a portion of the goodwill generated in the acquisition has been reallocated from Ladenburg Capital to Ladenburg (see Note 3).

      A summary of the allocation by entity of the Company's goodwill, including the impairment charge discussed below, is as follows:


                                        DECEMBER 31, 2001
                                     -------------------------
                                                   ACCUMULATED
                                     GROSS        AMORTIZATION           NET         ADJUSTMENTS       DECEMBER 31, 2002
                                     -----        ------------           ---         -----------       -----------------
      Ladenburg............      $       --          $      --       $        --        $   5,546       $    5,546
      Ladenburg Capital....          19,385               (623)           18,762           (5,546)          13,216
                                     ------                ---            ------           ------           ------
                                  $  19,385             $ (623)         $ 18,762     $         --        $  18,762
                                     ======                ---            ======         ========
      Impairment loss......                                                                                (18,762)
                                                                                                           -------
      Total................                                                                              $      --
                                                                                                           =======

      The goodwill of $19,385 arose as a result of the Ladenburg transaction on May 7, 2001. The following table reconciles net loss for the year ended December 31, 2001 to its amount adjusted to exclude previously recorded goodwill amortization expense.


                                                     YEAR ENDED
                                                  DECEMBER 31, 2001
                                                  -----------------

      Reported net loss.....................         $ (12,293)
      Goodwill amortization.................               623
                                                     ---------

      Adjusted net loss.....................         $ (11,670)
                                                     =========

      Reported net loss per share...........         $   (0.31)
      Goodwill amortization.................              0.01
                                                     ---------

      Adjusted net loss per share...........         $   (0.30)
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

      Based on the overall market declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry during 2002, the Company completed an additional impairment review and recorded a $18,762 charge for the impairment of goodwill. The charge reflects overall market declines since the Ladenburg acquisition in May 2001. During this review, the same independent appraisal firm was engaged to value the Company's goodwill as of June 30, 2002. The appraiser valued the Company's businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded.

5.    SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

      The components of securities owned and securities sold, but not yet purchased as of December 31 are as follows:

                                                         SECURITIES
                                        SECURITIES     SOLD, BUT NOT
                                          OWNED        YET PURCHASED
                                        ----------     -------------
            2002
            Common stock ...........      $ 4,210          $ 1,188
            Municipal obligations ..           33             --
            Corporate bonds ........          122               30
                                          -------          -------
                                          $ 4,365          $ 1,218
                                          =======          =======
            2001
            Common stock ...........      $15,735          $12,208
            Equity and index options           10             --
            Municipal obligations ..            2             --
            Corporate bonds ........        1,577              196
                                          -------          -------
                                          $17,324          $12,404
                                          =======          =======


      As of December 31, 2002 and 2001 approximately $4,342 and $17,324, respectively, of the securities owned are deposited with the Company's clearing brokers and pursuant to the agreements, the securities may be sold or re-hypothecated by the clearing brokers.

6.    NET CAPITAL REQUIREMENTS

      As a registered broker-dealer, Ladenburg is subject to the SEC's Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission's Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2002, Ladenburg had net capital, as defined, of $3,693, which exceeded its minimum capital requirement of $1,000 by $2,693.

      Ladenburg claims an exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.    FINANCIAL INSTRUMENTS

      The financial instruments of the Company and it subsidiaries are reported in the consolidated statements of financial condition at market or fair value or at carrying amounts that approximate fair values because of the relatively short-term nature of the instruments or, with respect to notes payable other than subordinated notes payable, because of their variable interest rates which periodically adjust to reflect changes in overall market interest rates. With respect to the $20,000 of fixed rate subordinated notes payable, the Company's management believes that the stated interest rates in the notes would not be substantially different than what the Company could have obtained as of December 31, 2002 and 2001, based on the Company's financial position.

      In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased.

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

      Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Credit and market risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. Ladenburg believes it mitigates the market risk of its option positions used for trading purposes because they are generally hedged transactions. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option.

      The table below discloses the fair value of these commitments.

                                                    Long          Short
                                              -------------     -----------
          As of December 31, 2002:

          Equity and index options                   $--           $--
          Financial futures contracts                213            --

          As of December 31, 2001:

          Equity and index options                   $10           $--
          Financial futures contracts                477           508


      For the years ended December 31, 2002, 2001 and 2000, the net gain arising from options and futures contracts without regard to the benefit derived from market risk reduction was $60, $366 and $1,186, respectively. The measurement of market risk is meaningful only when all related and offsetting transactions are taken into consideration.

      Ladenburg, and Ladenburg Capital prior to terminating its operations, sold securities that they do not currently own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the financial statements at December 31, 2002 and 2001 at market values of the related securities and the Company will incur a loss if the market value of the securities increases subsequent to December 31, 2002.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Components of furniture, equipment and leasehold improvements included in the consolidated statements of financial condition were as follows:


                                                                     AS OF DECEMBER 31,
                                                                  ------------------------
                                                                     2002           2001
                                                                   --------       --------
            Cost
              Leasehold improvements ........................      $  7,927       $  8,685
              Computer equipment ............................         4,039          5,129
              Furniture and fixtures ........................         1,237          1,854
              Other .........................................         2,220          2,788
                                                                   --------       --------

                                                                     15,423         18,456

              Less, accumulated depreciation and amortization        (7,336)        (8,497)
                                                                   --------       --------

                                                                   $  8,087       $  9,959
                                                                   ========       ========

      See Note 9 - Operating Leases.

9.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company is obligated under several noncancelable lease agreements for office space, expiring in various years through June 2015. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is subleasing a portion of its office space for approximately $1,031 per year with annual increases. The sublease expires on August 31, 2009.

      As of December 31, 2002, the leases, exclusive of two leases relating to vacated premises referred to below, provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, as follows:

             YEAR ENDING
             DECEMBER 31,
             ------------
             2003....................................  $   4,125
             2004....................................      4,376
             2005....................................      4,544
             2006....................................      4,398
             2007....................................      4,618
             Thereafter..............................     41,236
                                                        --------
                  Total..............................  $  63,297
                                                       =========


      In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord's option, which may result in aggregate additional lease payments of up to $1,100 through June 2015.

      As of December 31, 2002, Ladenburg Capital has two leases for office space which it no longer occupies. Such leases, which expire in 2007 and 2010, provide for future minimum payments of approximately $2,000 per year, aggregating approximately $12,000. Ladenburg Capital is currently in litigation with the landlords, and is attempting to terminate its

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      remaining lease obligations. If Ladenburg Capital is not successful in terminating these leases, it plans to sublease the properties. During the year ended December 31 2002, Ladenburg Capital has provided for costs of $3,031 in connection with such leases, including the write-off of furniture, fixtures and leasehold improvements of $1,117, and the recording of a liability at December 31, 2002, which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

      On March 13, 2003, the Company entered into an additional lease for office space located in Melville, New York. The lease provides for minimum lease payments of $237 in 2003, $418 in 2004, $432 in 2005, $448 in 2006, $463
      in 2007 and $210 in 2008.

      Deferred rent credit at December 31, 2002 and 2001 of $6,589 and $7,189, respectively, represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis. Deferred rent related to the vacated premises has been reclassified to accounts payable and accrued expenses at December 31, 2002.

      At December 31, 2002, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by $1,054 of Ladenburg's marketable securities (shown as restricted assets on the consolidated statement of financial condition) as collateral for the lease of office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006. At December 31, 2001, Ladenburg utilized a letter of credit in the amount of $2,500 as collateral for leases. The letter of credit was collateralized by $1,050 of marketable securities and $1,560 of cash.

      LITIGATION

      The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. With respect to certain arbitration and litigation matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability for loss of $6,201 at December 31, 2002 (included in accounts payable and accrued liabilities) of which $3,110 was charged to operations for the year then ended. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

10.   INCOME TAXES

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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The income tax expense (benefit) consists of the following:

                                          STATE AND
                             FEDERAL        LOCAL         TOTAL
                             -------       -------       -------

            2002:
               Current       $(2,187)      $   248       $(1,939)
               Deferred        3,339          --           3,339
                             -------       -------       -------
                             $ 1,152       $   248       $ 1,400
                             =======       =======       =======


            2001:
               Current       $(1,854)      $   501       $(1,353)
               Deferred          512           885         1,397
                             -------       -------       -------
                             $(1,342)      $ 1,386       $    44
                             =======       =======       =======


            2000:
               Current       $ 1,507       $   165       $ 1,672
               Deferred         (467)          (83)         (550)
                             -------       -------       -------
                             $ 1,040       $    82       $ 1,122
                             =======       =======       =======

       The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pretax income (loss) as a result of the following differences:


                                                                      2002           2001          2000
                                                                    --------       --------       -------
            (Loss) income before income taxes ................      $(44,993)      $(12,249)      $ 6,212
                                                                    --------       --------       -------

            (Benefit) provision under statutory U.S. tax rates       (15,298)        (4,165)        2,112
            Increase in taxes resulting from:
                Nontaxable items .............................          --              380           223
                Write-off of goodwill ........................         6,379           --            --
                State taxes, net of Federal benefit ..........           164            915            54
                Other, net ...................................          --              (63)         --
                Unrecognized net operating losses ............         6,816         (1,588)         --
                Increase (decrease) in valuation reserve, net          3,339          4,565        (1,267)
                                                                    --------       --------       -------
                      Income tax provision ...................      $  1,400       $     44       $ 1,122
                                                                    ========       ========       =======

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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       Deferred tax amounts are comprised of the following at December 31:

                                                       2002          2001
                                                     --------       -------
            Deferred tax assets:
                Net operating loss carryforward      $ 12,663       $ 4,554
                Accrued expenses ..............         3,884         2,050
                Compensation and benefits .....           135           404
                Depreciation and amortization .           449           315
                Unrealized losses .............           278            97
                Other, net ....................          --             484
                                                     --------       -------
                                                       17,409         7,904
            Valuation allowance ...............       (17,409)       (4,565)
                                                     --------       -------
            Net deferred taxes ................      $   --         $ 3,339
                                                     ========       =======

      As a result of losses in recent years, a valuation allowance has been established to offset deferred tax amounts based on management's evaluation that it is more likely than not that the benefits will not be realized.

      At December 31, 2002, the Company had net operating loss carryforwards, which are subject to restrictions on utilization, of approximately $27.5 million which expire in various years from 2015 through 2023.

11.   BENEFIT PLANS

      Ladenburg and Ladenburg Capital have a 401(k) retirement plan (the "Plan"), which allows eligible employees to invest a percentage of their pretax compensation, limited to the statutory maximum ($11,000 for 2002 and $10,500 for 2001 and 2000). The Plan also allows the Company to make matching and/or discretionary contributions. Ladenburg elected to make matching contributions for the year 2000 in the amount of $259. Neither Ladenburg nor Ladenburg Capital made matching contributions for 2002 or 2001.

12.   OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

      Ladenburg does not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg's proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as Ladenburg and Ladenburg Capital have agreed to indemnify its clearing brokers for any resulting losses. The Company constantly assesses risk with each customer who is on margin credit and records an estimated loss when collection from the customer is unlikely.

      The clearing operations for the Company's securities transactions are provided by several clearing brokers. At December 31, 2002 and 2001, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this broker be unable to fulfill its obligations.

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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


13.   NOTES PAYABLE

      The components of notes payable are as follows:

                                                      DECEMBER 31,
                                                  ---------------------
                                                   2002         2001
                                                  -------      -------
            Senior convertible notes payable      $20,000      $20,000
            Notes payable in connection with
                clearing agreement .........        3,500         --
            Notes payable ..................        5,000        2,000
            Subordinated note payable ......        2,500        2,500
                                                  -------      -------

            Total ..........................      $31,000      $24,500
                                                  =======      =======

      Aggregate maturities of the $31,000 of notes payable at December 31, 2002 are as follows:

                 YEAR ENDING
                 DECEMBER 31,
                 ------------

                 2003                      1,500
                 2004                      2,500
                 2005                     20,000
                 2006                      7,000
                                          ------
                                         $31,000
                                         =======


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

      On August 31, 2001, the Company borrowed $1,000 from each of New Valley and Frost-Nevada in order to supplement the liquidity of the Company's broker-dealer operations. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002. As consideration for the loans, the Company issued to each of New Valley and Frost-Nevada a five-year, immediately exercisable, warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company recorded an expense of $154 associated with the issuance of such warrants based on the value determined by using the Black-Scholes option-pricing model.

      As of December 31, 2002, Ladenburg has a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matures on October 31, 2004, under which outstanding borrowings incur interest at LIBOR plus 2%. The outstanding $2,500 subordinated loan at December 31, 2001 was repaid during 2002.

      On March 27, 2002, the Company borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      the Company receives at least $5,000 in total proceeds. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively, the "2002 Loans") on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (defined below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

      On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada note. The Company also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of December 31, 2002, accrued interest payments as to which a forbearance was received amounted to $1,404 ($770 is included in accounts payable and accrued liabilities and $634 is included in due to former parent and affiliate).

      On October 8, 2002, LTS borrowed an additional $2,000 from New Valley. The loan, which bore interest at 1% above the prime rate, was scheduled to mature on the earliest of December 31, 2002, the next business day after the Company received its federal income tax refund for the fiscal year ended September 30, 2002, and the next business day after the Company received the Clearing Loans. The loan was repaid in December 2002 upon the receipt of the Clearing Loans.

      In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg's primary clearing broker, clearing substantially all of Ladenburg's business. As part of the new agreement with this clearing agent, Ladenburg expects to realize significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the "Clearing Loans") in December 2002. The Clearing Loans, which bear interest at prime and mature in November 2003 ($1,500) and November 2006 ($2,000), and related accrued interest will be forgiven over various periods, up to four years from the date of the new agreement, provided Ladenburg continues to clear its transactions through the primary clearing broker. The principal balance of the Clearing Loans is scheduled to be forgiven as to $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.

      LIQUIDITY

      The Company's liquidity position continues to be adversely affected by its inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations and, in the third quarter of 2002, reduced the size of its workforce. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

      The Company filed a registration statement in May 2002 for a proposed $10,000 rights offering to the holders of the Company's outstanding common stock, convertible notes, warrants and options in order to raise

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      additional necessary working capital. New Valley agreed to purchase up to $5,000 of the Company's common stock in the proposed rights offering if such shares were otherwise unsubscribed for. However, on August 6, 2002, the Company announced that it had decided to postpone the rights offering due to market conditions. The Company intends to review the situation in the future to determine if conditions for the offering have improved, although the Company does not currently anticipate that the rights offering can be successfully completed absent a material improvement in market conditions and a significant increase in the Company's stock price. In the circumstance where the rights offering were ultimately consummated, the Company would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible.

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

14.   SHAREHOLDERS' EQUITY

      AUTHORIZED SHARES

      At the Company's annual meeting held on November 6, 2002, the shareholders of the Company approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

      WEIGHTED AVERAGE SHARES OUTSTANDING

      In connection with the LTS acquisition, all per share data have been retroactively restated to reflect the number of equivalent shares received by the former stockholders of Ladenburg in the form of common stock, convertible notes and cash. During 2002 and 2001, respectively, options and warrants to purchase 4,856,813 and 3,112,104 common shares, and during both 2002 and 2001, 11,296,747 common shares issuable upon the conversion of notes payable, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

      STOCK OPTION PLAN

      In 1999, the Company adopted the 1999 Performance Equity Plan (the "Plan") which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. In 2002, shareholders approved an amendment to the Plan at the Company's annual meeting to increase the number of shares of common stock available for issuance under the Plan from 5,500,000 shares to 10,000,000 shares and to increase the limit on grants to individuals in any one calendar year from 300,000 shares to 1,000,000 shares. In connection with the LTS acquisition, shareholders' equity was increased $1,422 to recognize the value of 1,875,979 stock options outstanding at May 7, 2001 to LTS employees, based on a weighted average fair value of $0.76 per option. The fair value of the options was determined using the Black-Scholes option pricing model and was based on the following weighted-average assumptions: expected volatility of 85.93%; expected life of three years; a risk-free interest rate of 4.42%; and no expected dividend yield or forfeiture.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      A summary of the status of the Plan at December 31, 2002, and changes during the year ended December 31, 2002 and the period ended December 31, 2001, are presented below:


                                                                                            WEIGHTED-AVERAGE
                                                                 SHARES                      EXERCISE PRICE
                                                                 ------                      --------------

      Options outstanding, May 7, 2001...............            1,875,979                           $3.21
      Granted........................................            1,200,000                            3.05
      Forfeited......................................              168,875                            3.00
                                                                ----------
      Options outstanding, December 31, 2001                     2,907,104                            3.16

      Granted........................................            2,367,485                             .73
      Forfeited......................................              617,776                            1.96
                                                                ----------
      Options outstanding, December 31, 2002                     4,656,813                            2.08
                                                                ==========
      Options exercisable, December 31, 2002                     1,780,854                            3.28

      The following table summarizes information about stock options outstanding at December 31, 2002:


                                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                         ------------------------------------  --------------------------------------
                                          WEIGHTED-AVERAGE
                           NUMBER            REMAINING       WEIGHTED-AVERAGE         NUMBER        WEIGHTED-AVERAGE
 RANGE OF EXERCISE     OUTSTANDING AT    CONTRACTUAL LIFE        EXERCISE         EXERCISABLE AT        EXERCISE
       PRICES         DECEMBER 31, 2002       (YEARS)              PRICE        DECEMBER 31, 2002         PRICE
------------------   -----------------   -----------------  -----------------   ----------------    -----------------

      $4.47                 200,000               1.67             $4.47             179,016               $4.47
       4.06                 300,000               6.67              4.06             295,380                4.06
       3.05               1,200,000               8.33              3.05             533,333                3.05
       3.00                 633,708               6.96              3.00             598,125                3.00
       2.52                 110,000               8.10              2.52             110,000                2.52
       2.13                  75,000               8.00              2.13              65,000                2.13
        .88               1,220,000               9.04               .88                  --                  --
        .60                 818,105               9.21               .60                  --                  --
        .22                 100,000               9.88               .22                  --                  --
                          ---------                                                ---------
                          4,656,813               8.11              2.08           1,780,854                3.28
                          ---------                                                ---------


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

      On May 7, 2001, the Company granted to each of the five new non-employee directors of the Company ten-year options to purchase 20,000 shares of common stock at $3.05 per share. Each option became exercisable on the first anniversary of the date of grant.

      On January 10, 2002, the Company granted non-qualified stock options to five executives, to purchase an aggregate of 1,220,000 shares of common

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      stock at an exercise price of $.88 per share, the fair market value of a share of common stock on the date of grant. These options vest in three equal annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant.

      On March 19, 2002, the Company granted to other employees of the Company and its subsidiaries qualified and non-qualified options under the Plan to purchase a total of 1,047,485 shares of common stock at a price of $.60 per share, the fair market value on the date of grant. These options vest in three equal annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant.

      On November 15, 2002, the Company granted to the five non-employee directors of the Company options to purchase a total of 100,000 shares of common stock at $.22 per share, the fair market value on the date of grant. These options vest in one year from the date of grant and expire ten years from the date of grant.

      EMPLOYEE STOCK PURCHASE PLAN

      In May 2002, the board of directors of the Company adopted the Company's Qualified Employee Stock Purchase Plan (the "ESP Plan"), which was approved by the shareholders at the Company's annual meeting in 2002. The ESP Plan provides that the Board's compensation committee, which administers the plan, may permit the Company's employees, commencing in 2003, to acquire up to 5,000,000 shares of common stock during quarterly option periods at a discount of up to 15% below the lesser of the then current market price of the Company's common stock on the dates of grant or exercise. The ESP Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

15.   RELATED PARTY TRANSACTIONS

      Following the May 2001 acquisition of Ladenburg by LTS, certain officers and directors of New Valley became affiliated with the Company. Various directors of New Valley serve as directors of the Company, including Victor M. Rivas, LTS's President and Chief Executive Officer. An executive officer of New Valley served as Chief Financial Officer of LTS from June 2001 through September 2002. In 2002, the Company accrued compensation for this executive officer in the amount of $100, which is payable in four quarterly installments commencing April 1, 2003. See Note 14 regarding options granted to the non-employee directors of LTS and to Mr. Rivas in May 2001 and subsequently in 2002. For a more complete discussion of the acquisition of Ladenburg, see Note 3.

      In connection with the acquisition of Ladenburg, New Valley and Frost-Nevada acquired LTS's senior convertible notes. In August 2001, New Valley and Frost-Nevada each loaned the Company $1,000, which loans were repaid in January 2002. During 2002, New Valley loaned the Company an additional $7,000 of which $2,000 was repaid. (See Note 13.)

      During 2001, New Valley paid a fee of $750 to the President of Ladenburg, who serves as President and Chief Executive Officer of LTS. The fee was paid for his services in connection with the closing of the acquisition of Ladenburg by LTS. One-half of the fee was reimbursed by Ladenburg to the former parent.

      Howard Lorber, the Company's chairman of the board, is chairman of the board of directors of Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for the Company. These commissions amounted to approximately $106 in 2002.

      Several members of the immediate families of LTS's executive officers and directors are employed as registered representatives of Ladenburg and were previously employed by Ladenburg Capital Management. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. Oscar Sonkin, the father-in-law of Richard J. Rosenstock received $72 and $104 of compensation in 2002 and 2001, respectively. Richard Sonkin, the brother-in-law of Richard J. Rosenstock, received $216 and $150 in compensation in 2002 and 2001, respectively. Steven Zeitchick, the brother of Mark Zeitchick, received $182 and $136 in compensation during 2002 and 2001, respectively.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


16.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                  QUARTERS
                                                  -------------------------------------------------------------------------
                                                       1ST                 2ND                 3RD                4TH
                                                   ------------       ------------          ------------       ------------
     2002:
          Revenues ..........................      $     25,615       $     20,413          $     15,977       $     17,993
          Expenses ..........................            29,802             46,081 (c)            23,726             25,382
                                                   ------------       ------------          ------------       ------------

            Loss before income taxes ........            (4,187)           (25,668)               (7,749)            (7,389)

          Net loss ..........................      $     (3,532)      $    (25,452)(c)         $ (10,014)      $     (7,395)

     Basic and diluted:
        Loss per Common Share ...............      $      (0.08)       $     (0.61)(c)         $    (.24)      $       (.18)

     Basic and diluted weighted average
        Common Shares .......................        42,025,211         42,025,211            42,025,211         42,025,211

     2001: (a)
          Revenues ..........................      $     18,910       $     21,168          $     18,079       $     35,796
          Expenses ..........................            19,274             24,856                26,492             35,580
                                                   ------------       ------------          ------------       ------------

            (Loss) income before income taxes              (364)            (3,688)               (8,413)               216

          Net loss ..........................      $       (272)      $     (2,594)         $     (5,685)      $     (3,872)
                                                   ============       ============          ============       ============

     Basic and diluted:
        Loss per Common Share ...............      $      (0.01)      $      (0.07)         $      (0.14)      $      (0.09)
                                                   ============       ============          ============       ============

     Basic and diluted weighted average
        Common Shares (b)(d) ................        34,647,170         39,025,348            42,025,211         42,025,211
                                                   ============       ============          ============       ============


-----------------
(a) The financial data prior to May 7, 2001 reflect Ladenburg's financial results and the financial data afterwards reflect the Company's financial results.

(b) All per share data prior to May 7, 2001 have been retroactively adjusted to reflect the number of equivalent shares received by the former stockholders of Ladenburg in the form of common stock, convertible notes and cash.

(c) Includes impairment charge for goodwill of $18,762 ($0.45 per common share) (see Note 4).

(d) The sum of the quarterly loss per share may not equal the loss per share for the year, because the per share data for each quarter and for the year are independently computed.