Form 10-Q
period 2003-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2003-05-15
CIK 1029730

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

     AS OF MAY 14, 2003, THERE WERE OUTSTANDING 42,025,211 SHARES OF THE REGISTRANT'S COMMON STOCK, $.0001 PAR VALUE.




================================================================================

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION
                                                                                                    PAGE
                                                                                                    ----


     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Statements of Financial Condition
                        as of March 31, 2003 and December 31, 2002....................                2

                    Condensed Consolidated Statements of Operations
                        for the three months ended March 31, 2003 and 2002............                3

                    Condensed Consolidated Statement of Changes in
                        Shareholders' Capital Deficit for the three months ended
                        March 31, 2003................................................                4

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 2003 and 2002................                5

                    Notes to the Condensed Consolidated Financial
                        Statements....................................................                6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................               15

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........               22

     Item 4.        Controls and Procedures...........................................               22

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................               23

     Item 2.        Changes in Securities and Use of Proceeds.........................               23

     Item 6.        Exhibits and Reports on Form 8-K..................................               23

SIGNATURE.............................................................................               24

CERTIFICATIONS........................................................................               25



                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                           MARCH 31,     DECEMBER 31,
                                                                                             2003            2002
                                                                                           --------      ------------
                                     ASSETS
Cash and cash equivalents ...........................................................      $  8,430       $ 11,752
Trading securities owned ............................................................           728          4,365
Due from affiliates .................................................................            89             86
Receivables from clearing brokers ...................................................        15,340         11,378
Exchange memberships owned, at historical cost ......................................         1,505          1,505
Furniture, equipment and leasehold improvements, net ................................         7,732          8,087
Restricted assets ...................................................................         1,057          1,054
Income taxes receivable .............................................................            --          2,224
Other assets ........................................................................         3,586          3,448
                                                                                           --------       --------

         Total assets ...............................................................      $ 38,467       $ 43,899
                                                                                           ========       ========

                 LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT

Securities sold, not yet purchased ..................................................      $    120       $  1,218
Accrued compensation ................................................................         2,619          3,268
Accounts payable and accrued liabilities ............................................        11,055         12,084
Deferred rent credit ................................................................         6,780          6,589
Due to former parent ................................................................           856            634
Notes payable .......................................................................         8,500          8,500
Senior convertible notes payable ....................................................        20,000         20,000
Subordinated note payable ...........................................................         2,500          2,500
                                                                                           --------       --------

         Total liabilities ..........................................................        52,430         54,793
                                                                                           --------       --------

Commitments and contingencies .......................................................            --             --

Shareholders' capital deficit:
     Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued ....            --             --
     Common stock, $.0001 par value; 200,000,000 shares authorized;
             42,025,211 shares issued and outstanding ...............................             4              4
     Additional paid-in capital .....................................................        56,473         56,473
     Accumulated deficit ............................................................       (70,440)       (67,371)
                                                                                           --------       --------

         Total shareholders' capital deficit ........................................       (13,963)       (10,894)
                                                                                           --------       --------

         Total liabilities and shareholders' capital deficit ........................      $ 38,467       $ 43,899
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


                                                                     THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             -------------------------------
                                                                  2003               2002
                                                             ------------       ------------
Revenues:
     Commissions ......................................      $      7,955       $     13,950
     Principal transactions, net ......................             1,035              5,057
     Investment banking fees ..........................               657              3,946
     Investment advisory fees .........................               615                827
     Dividends and interest ...........................               429                683
     Syndications and underwritings ...................                35                 --
     Other income .....................................             1,180              1,152
                                                             ------------       ------------
          Total revenues ..............................            11,906             25,615
                                                             ------------       ------------

Expenses:
     Compensation and benefits ........................             8,648             17,590
     Brokerage, communication and clearance fees ......             1,801              4,489
     Rent and occupancy ...............................             1,426              1,860
     Depreciation and amortization ....................               356                609
     Professional services ............................               743              1,169
     Interest .........................................               505                488
     Other ............................................             1,450              3,597
                                                             ------------       ------------
         Total expenses ...............................            14,929             29,802
                                                             ------------       ------------

Loss before income taxes (benefit) ....................            (3,023)            (4,187)

Income taxes (benefit) ................................                46               (655)
                                                             ------------       ------------

Net loss ..............................................      $     (3,069)      $     (3,532)
                                                             ============       ============

Loss per Common Share (basic and diluted):
     Net loss per Common Share ........................      $      (0.07)      $      (0.08)
                                                             ============       ============

Number of shares used in computation ..................        42,025,211         42,025,211
                                                             ============       ============





                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN SHAREHOLDERS' CAPITAL DEFICIT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                  ADDITIONAL
                                      COMMON        PAID-IN     ACCUMULATED
                                      STOCK        CAPITAL        DEFICIT         TOTAL
                                     --------     ----------    -----------     --------
Balance, December 31, 2002 ....      $      4      $ 56,473      $(67,371)      $(10,894)

   Net loss ...................            --            --        (3,069)        (3,069)
                                     --------      --------      --------       --------

Balance, March 31, 2003 .......      $      4      $ 56,473      $(70,440)      $(13,963)
                                     ========      ========      ========       ========















                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           -----------------------
                                                                             2003           2002
                                                                           --------       --------
Cash flows from operating activities:
     Net loss .......................................................      $ (3,069)      $ (3,532)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization ..................................           356            609
     Amortization of deferred rent credit ...........................           191            648
     Deferred taxes .................................................            --            147

Decrease (increase) in operating assets:
     Trading securities owned .......................................         3,637          6,288
     Receivables from clearing brokers ..............................        (3,962)         2,655
     Due from affiliates ............................................            (3)            58
     Income taxes receivable ........................................         2,224             --
     Other assets ...................................................          (138)          (255)

Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased .............................        (1,098)        (2,680)
     Accrued compensation ...........................................          (649)        (6,348)
     Accounts payable and accrued liabilities .......................        (1,029)        (1,038)
     Due to former parent ...........................................           222           (434)
                                                                           --------       --------
         NET CASH USED IN OPERATING ACTIVITIES ......................        (3,318)        (3,882)
                                                                           --------       --------

Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold improvements ....           (41)          (268)
     Net proceeds from sale of equipment ............................            40             --
     Decrease (increase) in restricted assets .......................            (3)         1,560
                                                                           --------       --------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........            (4)         1,292
                                                                           --------       --------

Cash flows from financing activities:
     Repayment of promissory notes payable ..........................            --         (2,000)
     Issuance of promissory notes payable ...........................            --          2,500
                                                                           --------       --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ..................            --            500
                                                                           --------       --------

Net decrease in cash and cash equivalents ...........................        (3,322)        (2,090)
Cash and cash equivalents, beginning of period ......................        11,752          8,136
                                                                           --------       --------
         CASH AND CASH EQUIVALENTS, END OF PERIOD ...................      $  8,430       $  6,046
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

1.    PRINCIPLES OF REPORTING

      The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company") and its wholly-owned subsidiaries. The subsidiaries of LTS include, among others, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc. ("Ladenburg Capital"), Ladenburg Thalmann Europe, Ltd., Ladenburg Thalmann International Ltd. and Ladenburg Capital Fund Management Inc. ("Ladenburg Fund Management").

      The interim financial data as of March 31, 2003 and for the three months ended March 31, 2003 and March 31, 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for the full year.

      The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statement presentation. The notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

      Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. As part of the consideration for the shares of Ladenburg, LTS issued to the former stockholders of Ladenburg a majority interest in the LTS common stock. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. For a more complete description of these transactions, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated upon consolidation.

      ORGANIZATION

      Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange since 1879. Ladenburg clears its customers' transactions through correspondent clearing brokers on a fully disclosed basis. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by the Securities and Exchange Commission ("SEC"), the New York Stock Exchange and National Association of Securities Dealers, Inc. ("NASD"), Commodities Futures Trading Commission and National Futures Association. (See Note 7.)

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      Ladenburg Capital, until it voluntarily filed to withdraw its license in November 2002, operated as a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acted as an introducing broker, market maker, underwriter and trader for its own account. In July 2002, the market making activities of Ladenburg Capital were terminated. Certain employees working in Ladenburg Capital's market making area were offered employment with Ladenburg. In November 2002, in an effort to reduce support staff expenses, operating expenses and general administrative expenses, the Company terminated the remaining operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg.

      The Company's other subsidiaries primarily provide asset management services.

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

      The Company files a consolidated federal income tax return with its subsidiaries. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2003 and December 31, 2002, the valuation allowance was $18,689 and $17,409, respectively.

      Depreciation of furniture and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lease term.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, effective January 1, 2002, goodwill was subjected to periodic assessments of impairment and no longer being amortized. In the second quarter of 2002, the Company recorded an impairment charge of $18,762 of goodwill.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company early adopted SFAS No. 146 during the fourth quarter of 2002 and applied its provisions to leased premises which were vacated during such period. Under SFAS 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the "cease-use date"). The fair value of the liability at the "cease-use date" shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. (See Note 5.)

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

      SFAS No. 123, "Accounting for Stock-Based Compensation," allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide proforma disclosures of net income
      (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the employee incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company's net loss for three months ended March 31, 2003 and 2002, had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       ---------------------
                                                                         2003          2002
                                                                       -------       -------
       Net loss, as reported                                           $(3,069)      $(3,532)

       Stock-based employee compensation determined under
          the fair value based method                                     (389)         (342)
                                                                       -------       -------


       Pro forma net loss                                              $(3,458)      $(3,874)
                                                                       =======       =======


       Net loss per Common Share (basic and diluted), as reported      $ (0.07)      $ (0.08)
                                                                       =======       =======


       Pro forma net loss per Common Share (basic and diluted)         $ (0.08)      $ (0.09)
                                                                       =======       =======

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      Certain reclassifications have been made to prior period financial information to conform to the current period presentation.

      During the three months ended March 31, 2003 and 2002, respectively, options and warrants to purchase 4,728,230 and 5,313,131 common shares, and during both the 2003 and 2002 periods, 11,296,747 common shares issuable upon the conversion of notes payable, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

3.    SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

      The components of securities owned and securities sold, but not yet purchased as of March 31, 2003 and December 31, 2002 are as follows:

                                                          SECURITIES SOLD,
                                         SECURITIES           BUT NOT
                                           OWNED           YET PURCHASED
                                         ----------       ---------------
       MARCH 31, 2003
       --------------
       Common stock                        $  386            $  112
       Equity and index options                 4                 8
       Municipal obligations                    3                --
       Corporate bonds                        335                --
                                           ------            ------
                                           $  728            $  120
                                           ======            ======
       DECEMBER 31, 2002
       -----------------
       Common stock                        $4,210            $1,188
       Equity and index options                --                --
       Municipal obligations                   33                --
       Corporate bonds                        122                30
                                           ------            ------
                                           $4,365            $1,218
                                           ======            ======

      As of March 31, 2003 and December 31, 2002, approximately $709 and $4,342, respectively, of the securities owned are deposited with the Company's clearing brokers and, pursuant to the agreements, the securities may be sold or re-hypothecated by the clearing brokers.

4.    NET CAPITAL REQUIREMENTS

      As a registered broker-dealer, Ladenburg is subject to the SEC's Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission's Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At March 31, 2003, Ladenburg had net capital, as defined, of $5,486, which exceeded its minimum capital requirement of $1,000 by $4,486.

      Ladenburg claims an exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent brokers on a fully disclosed basis.

5.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company is obligated under several noncancelable lease agreements for office space, expiring in various years through June 2015. Certain leases have provisions for escalation based on specified increases in costs

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      incurred by the landlord. The Company is subleasing a portion of its office space for approximately $1,031 per year with annual increases. The sublease expires on August 31, 2009.

      As of March 31, 2003, the leases, exclusive of two leases relating to vacated premises referred to below, provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, as follows:

             YEAR ENDING
             DECEMBER 31,
             ------------
             2003....................................    $ 3,645
             2004....................................      4,795
             2005....................................      4,978
             2006....................................      4,847
             2007....................................      5,082
             Thereafter..............................     41,407
                                                         -------

             Total...................................    $64,750
                                                         =======

      In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord's option, which may result in aggregate additional lease payments of up to $1,100 through June 2015.

      As of March 31, 2003, Ladenburg Capital has two leases for office space which it no longer occupies. Such leases, which expire in 2007 and 2010, provide for future minimum payments of approximately $2,000 per year, aggregating approximately $11,000. Ladenburg Capital is currently in litigation with the landlords, and is attempting to terminate its remaining lease obligations. If Ladenburg Capital is not successful in terminating these leases, it plans to sublease the properties. In this situation, Ladenburg Capital's additional minimum lease payments as of March 31, 2003 are approximately $1,500 in 2003, $2,000 per year for 2004 though 2007 and $1,582 thereafter. Ladenburg Capital has provided for costs in connection with such leases and the recording of a liability at March 31, 2003, which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

      Deferred rent credit at March 31, 2003 and December 31, 2002 of $6,780 and $6,589, respectively, represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis. Deferred rent related to the vacated premises has been reclassified to accounts payable and accrued expenses.

      At March 31, 2003, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by $1,057 of Ladenburg's marketable securities (shown as restricted assets on the consolidated statement of financial condition) as collateral for the lease of office space of the Company's Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006. At December 31, 2002, this letter of credit was collateralized by $1,054 of Ladenburg's marketable securities.

      LITIGATION

      The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. With respect to certain arbitration and litigation matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a reserve for potential arbitration and lawsuit losses of $5,755 at March 31, 2003 (included in

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      accounts payable and accrued liabilities) of which $46 was charged to operations for the three months ended March 31, 2003. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (other than Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. The plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $500,000 and punitive damages of $2,000,000. Ladenburg, which has not been served in the suit, believes the plaintiff's claims are without merit and intends to vigorously defend against them.

6.    INCOME TAXES

      The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of March 31, 2003, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to $18,689. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2002 and for the three months ended March 31, 2003 and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at March 31, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At March 31, 2003, the Company had net operating loss carryforwards, which are subject to restrictions on utilization, of approximately $30,000 which expire in various years from 2015 through 2023.

7.    OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

      Ladenburg does not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg's proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as Ladenburg has agreed to indemnify its clearing brokers for any resulting losses. The Company constantly assesses risk with each customer who is on margin credit and records an estimated loss when collection from the customer is unlikely.

      The clearing operations for the Company's securities transactions are provided by several clearing brokers. At March 31, 2003 and December 31, 2002, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

      The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




8.    NOTES PAYABLE

      The components of notes payable are as follows:

                                             MARCH 31,  DECEMBER 31,
                                               2003         2002
                                             -------    -----------
       Senior convertible notes payable ...  $20,000      $20,000
       Notes payable in connection with
           clearing agreement .............    3,500        3,500
       Notes payable ......................    5,000        5,000
       Subordinated note payable ..........    2,500        2,500
                                             -------      -------


       Total ..............................  $31,000      $31,000
                                             =======      =======



      Aggregate maturities of the $31,000 of notes payable at March 31, 2003 are as follows:

                           YEAR ENDING
                           DECEMBER 31,
                           ------------

                           2003......................  $ 1,500
                           2004......................    2,500
                           2005......................   20,000
                           2006......................    7,000
                                                       -------

                                Total................  $31,000
                                                       =======

      In conjunction with the acquisition of Ladenburg in May 2001, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership ("Frost-Nevada"), which was subsequently assigned to Frost-Nevada Investments Trust ("Frost Trust"), of which Frost-Nevada is the sole and exclusive beneficiary, bears interest at 8.5% per annum. The notes held by the former Ladenburg stockholders are convertible into a total of 4,799,271 shares of common stock, and the note held by Frost Trust is convertible into a total of 6,497,475 shares of common stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

      On August 31, 2001, the Company borrowed $1,000 from each of New Valley Corporation ("New Valley"), the Company's majority shareholder until December 2001, and Frost-Nevada, in order to supplement the liquidity of the Company's broker-dealer operations. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002.

      As of March 31, 2003, Ladenburg has a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matures on October 31, 2004, under which outstanding borrowings incur interest at LIBOR plus 2%.

      On March 27, 2002, the Company borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where the Company receives at least $5,000 in total proceeds. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



      is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively, the "2002 Loans") on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (defined below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

      On June 28, 2002, New Valley and Berliner Effektengesellschaft AG ("Berliner"), who were the shareholders of Ladenburg prior to May 2001, and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. The Company also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of March 31, 2003, accrued interest payments as to which a forbearance was received amounted to $1,888 ($1,032 is included in accounts payable and accrued liabilities and $856 is included in due to former parent).

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

      LIQUIDITY

      The Company's liquidity position continues to be adversely affected by its inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations and, in the third quarter of 2002, reduced the size of its workforce. The Company decreased its total number of employees from approximately 780 at March 31, 2002 to approximately 345 at March 31, 2003. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



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

9.    RELATED PARTY TRANSACTIONS

      Following the May 2001 acquisition of Ladenburg by LTS, certain officers and directors of New Valley became affiliated with the Company. Various directors of New Valley serve as directors of the Company, including Victor M. Rivas, LTS's President and Chief Executive Officer. An executive officer of New Valley served as Chief Financial Officer of LTS from June 2001 through September 2002. In 2002, the Company accrued compensation for this executive officer in the amount of $100, which is payable in four quarterly installments commencing April 1, 2003. For a more complete discussion of the acquisition of Ladenburg, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

      In connection with the acquisition of Ladenburg, New Valley and Frost-Nevada acquired LTS's senior convertible notes. In August 2001, New Valley and Frost-Nevada each loaned the Company $1,000, which loans were repaid in January 2002. During 2002, New Valley loaned the Company an additional $7,000, of which $2,000 was repaid. (See Note 8.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in Thousands, Except Per Share Amounts)

      INTRODUCTION
      ------------

      The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our subsidiaries include, among others, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc. ("Ladenburg Capital"), Ladenburg Thalmann Europe, Ltd., Ladenburg Thalmann International Ltd. and Ladenburg Fund Management Inc.

      RECENT DEVELOPMENTS
      -------------------

      RENEGOTIATION OF CLEARING AGREEMENT. In November 2002, we renegotiated our current clearing arrangement with one of our clearing brokers whereby this clearing broker became our primary clearing broker, clearing substantially all of our business (the "Clearing Conversion"). As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us an aggregate of $3,500 (the "Clearing Loans"). The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. The principal balance of the Clearing Loans is scheduled to be forgiven as to $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.

      LADENBURG CAPITAL MANAGEMENT. During the fourth quarter of 2002, in order to reduce future operating expenses, we terminated the operations of Ladenburg Capital. Ladenburg Capital voluntarily filed to withdraw its broker-dealer license at that time. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This has reduced support staff expenses, operating expenses and general administrative expenses.

      LITIGATION. On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (other than Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. The plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $500,000 and punitive damages of $2,000,000. Ladenburg, which has not been served in the suit, believes the plaintiff's claims are without merit and intends to vigorously defend against them.

      CRITICAL ACCOUNTING POLICIES
      ----------------------------

      A financial reporting release issued by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2002 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

      GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

      CLEARING ARRANGEMENTS. Ladenburg does not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintain the customers' accounts and clears

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (Dollars in Thousands, Except Per Share Amounts)


      such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg's proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg has agreed to indemnify its clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin and record an estimated loss when management believes collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our retail brokers, of $28 and $40 for the three months ended March 31, 2003 and 2002, respectively.

      CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $5,755 and $6,201 for potential arbitration and lawsuit losses as of March 31, 2003 and December 31, 2002, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position and liquidity.

      SEPTEMBER 11, 2001 EVENTS. On September 11, 2001 terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg's mid-town New York headquarters. Although some of Ladenburg Capital's business were temporarily disrupted, its businesses remained functioning and serving clients. We are insured for loss caused by physical damage to property. This includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property has been recorded as a receivable as of March 31, 2003 and the insurance proceeds for the lost property will be recorded upon receipt. Insurance proceeds received may vary from the lost property's net book value. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of March 31, 2003 was $1,207.

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

      We are currently in litigation regarding two of our existing lease commitments. As a result of this litigation, we may incur additional future expenses to terminate these long-term commitments.

      NEW ACCOUNTING PRONOUNCEMENT. During the fourth quarter of 2002, we early adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Under SFAS 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the "cease-use date"). The fair value of the liability at the "cease-use date" shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. Our results of future operations may be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (Dollars in Thousands, Except Per Share Amounts)


      impacted to the extent of foregone rental income, in the event we do not sublet the office space for an amount at least equal to our lease obligation, less any amounts accrued.

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

      IMPAIRMENT OF GOODWILL. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues on January 1, 2002 and on a periodic basis thereafter. In connection with the reporting of results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, we engaged an independent appraisal firm to value our goodwill as of June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded in June 2002. The goodwill was generated in the Ladenburg acquisition in May 2001, and the charge reflected overall market declines since the acquisition. See Note 2 to our condensed consolidated financial statements for a discussion of the adoption of SFAS No. 142.

      VALUATION OF DEFERRED TAX ASSETS. We account for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of March 31, 2003, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $18,689. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and for the three months ended March 31, 2003 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at March 31, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002

      Our revenues for the three months ended March 31, 2003 decreased $13,709 from 2002 primarily as a result of decreased commissions of $5,995, decreased net principal transactions of $4,022 and decreased investment banking fees of $3,289. Our revenues were adversely affected by the overall declines in the U.S. equity markets and the continuing weak operating environment for the broker-dealer industry.

      Our expenses for the three months ended March 31, 2003 decreased $14,873 from 2002 primarily as a result of decreased compensation and benefits of $8,942, decreased brokerage, communication and clearance fees of $2,688, decreased professional services of $426 and decreased depreciation and amortization of $253.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (Dollars in Thousands, Except Per Share Amounts)


      Our revenues for the three months ended March 31, 2003 consisted of commissions of $7,955, net principal transactions of $1,035, investment banking fees of $657, investment advisory fees of $615, dividends and interest of $429, syndicate and underwriting income of $35 and other income of $1,180. Our revenues for the three months ended March 31, 2002 consisted of commissions of $13,950, net principal transactions of $5,057, investment banking fees of $3,946, investment advisory fees of $827, dividends and interest of $683 and other income of $1,152. Our expenses for the three months ended March 31, 2003 consisted of compensation and benefits of $8,648 and other expenses of $6,281. Our expenses for the three months ended March 31, 2002 consisted of compensation and benefits of $17,590 and other expenses of $12,212.

      The $5,995 (43.0%) decrease in commission income was primarily a result of the depressed market for equity securities for the three months ended March 31, 2003.

      The $4,022 (79.5%) decrease in net principal transactions was primarily the result of decreases in trading income of $3,655 in the 2003 period and a decrease in sales credits caused by the continued significant decline in the market for equity securities.

      The $3,289 (83.4%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity.

      The decrease in compensation expense of $8,942 (50.8%) was primarily due to the net decrease in revenues and various staff reductions in the third and fourth quarters of 2002.

      Income tax expense for the three months ended March 31, 2003 was $46 compared to an income tax benefit of $655 in 2002. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and for the three months ended March 31, 2003 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at March 31, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2003 and 2002 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

      LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------

      Approximately 63.7% of our assets at March 31, 2003 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

      Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Ladenburg's regulatory net capital, as defined, of $5,486, exceeded minimum capital requirements of $1,000 by $4,486 at March 31, 2003. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (Dollars in Thousands, Except Per Share Amounts)

      Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg Thalmann & Co. maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

      Our primary sources of liquidity include cash inflows from operations and borrowings.

      Net cash flows used in operating activities for the three months ended March 31, 2003 was $3,318 as compared to $3,882 for the 2002 period.

      Net cash flows used in investing activities for the three months ended March 31, 2003 was $4 compared to net cash flows provided by investing activities of $1,292 for the 2002 period. The difference is primarily attributable to a decrease of $1,500 in the required collateral under our letter of credit facility, in the 2002 period, as stipulated in the lease agreement with one of our landlords.

      The capital expenditures of $41 and $268 for the three months ended March 31, 2003 and 2002, respectively, related principally to leasehold improvements and enhancements to computer equipment.

      There were no cash flows provided from financing activities for the three months ended March 31, 2003, compared to $500 for the 2002 period.

      Our subsidiaries are obligated under noncancellable lease agreements, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $3,641 in 2003 and approximately $5,100 per year until 2015. In addition, Ladenburg Capital has two leases for office space which it no longer occupies. Such leases, which expire in 2007 and 2010, provide for future minimum payments of approximately $2,000 per year, aggregating approximately $11,000. Ladenburg Capital is currently in litigation with the landlords, and is attempting to terminate its remaining lease obligations. If Ladenburg Capital is not successful in terminating these leases, Ladenburg Capital plans to sublease the properties. In this situation, Ladenburg Capital's additional minimum lease payments as of March 31, 2003 are approximately $1,500 in 2003, $2,000 per year for 2004 through 2007 and $1,582 thereafter. Ladenburg Capital has provided for costs in connection with such leases and the recording of a liability at March 31, 2003, which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

      In conjunction with the May 2001 acquisition of Ladenburg, we issued a total of $20,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley, Berliner and Frost-Nevada. The $10,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg, bear interest at 7.5% per annum, and the $10,000 principal amount of the note issued to Frost-Nevada bears interest at 8.5% per annum. The notes are currently convertible into a total of 11,296,746 shares of our common stock and are secured by a pledge of the stock of Ladenburg.

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


      On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of March 31, 2003, accrued interest payments as to which a forbearance was received amounted to $1,888 ($1,032 is included in accounts payable and accrued liabilities and $856 is included in due to former parent).

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

      Ladenburg also has $2,500 outstanding under a junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matures on October 31, 2004, under which borrowings incur interest at LIBOR plus 2%.

      In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. The principal balance of the Clearing Loans is scheduled to be forgiven as to $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.

      Our liquidity position continues to be adversely affected by our inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, we have been forced to cut expenses as necessary. In order to accomplish this, we have implemented certain cost-cutting procedures throughout our operations including reducing the size of our workforce. Additionally, during the fourth quarter of 2002, in order to reduce future operating expenses, we terminated the operations of Ladenburg Capital and filed to withdraw it as a broker-dealer. Ladenburg has agreed to and is currently servicing the accounts of Ladenburg Capital and many of the employees of Ladenburg Capital were offered and have accepted employment with Ladenburg. The termination of Ladenburg Capital's operations reduced support expenses, operating expenses and general administrative expenses.

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

      MARKET RISK
      -----------

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

      We maintain inventories of trading securities. At March 31, 2003, the fair market value of our inventories were $728 in long positions and $120 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at March 31, 2003 will not have a material adverse effect on our consolidated financial position or results of operations.

      SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      -------------------------------------------------

      We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, we have identified under "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

                           PART II. OTHER INFORMATION



      Item 1.     LEGAL PROCEEDINGS
                  -----------------

      See Note 5 to the condensed consolidated financial statements of the Company included in Part I, Item 1 of this Report.


      Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

      No securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended March 31, 2003.


      Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

           (a)    EXHIBITS


                  4.1 Temporary Forbearance Agreement, dated as of June 28, 2002, as amended March 3, 2003, among the Company, New Valley Capital Corporation, Frost-Nevada Investments Trust and Berliner Effektengesellschaft AG.

                  99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (b)    REPORTS ON FORM 8-K


                  None.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LADENBURG THALMANN FINANCIAL SERVICES INC.
                                (Registrant)



Date:    May 15, 2003           By: /s/ SALVATORE GIARDINA
                                    -----------------------------------
                                    Salvatore Giardina
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and
                                      Chief Accounting Officer)

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

Date: May 15, 2003

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

Date: May 15, 2003


                                     /s/ SALVATORE GIARDINA
                                     ------------------------------------------
                                     Salvatore Giardina
                                     Vice President and Chief Financial Officer