Form 10-Q
period 2003-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2003-08-14
CIK 1029730

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         COMMISSION FILE NUMBER 1-15799

                   Ladenburg Thalmann Financial Services Inc.
             (Exact name of registrant as specified in its charter)


            FLORIDA                                             65-0701248
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         590 MADISON AVENUE
         NEW YORK, NEW YORK                                      10022
Adress of principal executive offices)                         (Zip Code)


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

         AS OF AUGUST 13, 2003, THERE WERE OUTSTANDING 42,859,432 SHARES OF THE REGISTRANT'S COMMON STOCK, $.0001 PAR VALUE.


================================================================================

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----


PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Statements of Financial Condition
                        as of June 30, 2003 and December 31, 2002.....................                2

                    Condensed Consolidated Statements of Operations for the
                         three months and six months ended June 30, 2003 and 2002.....                3

                    Condensed Consolidated Statement of Changes in
                        Shareholders' Capital Deficit for the six months ended
                        June 30, 2003.................................................                4

                    Condensed Consolidated Statements of Cash Flows for
                        the six months ended June 30, 2003 and 2002...................                5

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................                6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................               16

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........               25

     Item 4.        Controls and Procedures...........................................               25

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................               26

     Item 2.        Changes in Securities and Use of Proceeds.........................               26

     Item 6.        Exhibits and Reports on Form 8-K..................................               26

SIGNATURE ............................................................................               27

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  ---------------- -----------------
                                                                                     June 30,        December 31,
                                                                                  ---------------- -----------------
                                                                                        2003              2002
                                                                                  ---------------- -----------------
                                     ASSETS
Cash and cash equivalents..................................................       $       6,652    $      11,752
Trading securities owned...................................................               1,037            4,365
Due from affiliates........................................................                  72               86
Receivables from clearing brokers..........................................              20,377           11,378
Exchange memberships owned, at historical cost.............................               1,505            1,505
Furniture, equipment and leasehold improvements, net.......................               5,306            8,087
Restricted assets..........................................................               1,060            1,054
Income taxes receivable....................................................                 181            2,224
Other assets...............................................................               4,280            3,448
                                                                                  -------------    -------------

         Total assets......................................................       $      40,470    $      43,899
                                                                                  =============    =============



                 LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT

Securities sold, not yet purchased.........................................       $         847    $       1,218
Accrued compensation.......................................................               4,954            3,268
Accounts payable and accrued liabilities...................................              11,358           12,084
Deferred rent credit.......................................................               5,918            6,589
Due to former parent.......................................................               1,083              634
Notes payable..............................................................               8,500            8,500
Senior convertible notes payable...........................................              20,000           20,000
Subordinated note payable..................................................               2,500            2,500
                                                                                  -------------    -------------

         Total liabilities.................................................              55,160           54,793
                                                                                  -------------    -------------

Commitments and contingencies..............................................                  --               --

Shareholders' capital deficit:
     Preferred stock, $.0001 par value; 2,000,000 shares authorized;
        none issued........................................................                  --               --
     Common stock, $.0001 par value; 200,000,000 shares authorized;
        shares issued and outstanding, 42,859,432 and 42,025,211...........                   4                4
     Additional paid-in capital............................................              56,508           56,473
     Accumulated deficit...................................................             (71,202)         (67,371)
                                                                                  -------------    -------------


         Total shareholders' capital deficit...............................             (14,690)         (10,894)
                                                                                  -------------    -------------

         Total liabilities and shareholders' capital deficit..............        $      40,470    $      43,899
                                                                                  =============    =============

                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                ---------------------------------------------------------
                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                ---------------------------------------------------------
                                                                      2003          2002           2003          2002
                                                                ---------------------------------------------------------
Revenues:
     Commissions................................................    $  13,998    $  13,660       $  21,953     $  27,610
     Principal transactions, net................................        1,681        2,034           2,716         7,091
     Investment banking fees....................................        1,019        2,361           1,676         6,307
     Investment advisory fees...................................          573          676           1,188         1,503
     Dividends and interest.....................................          422          537             851         1,220
     Syndications and underwritings.............................           (5)          54              30           173
     Other income...............................................        1,385        1,091           2,565         2,124
                                                                    ---------    ---------       ---------     ---------

         Total revenues.........................................       19,073       20,413          30,979        46,028
                                                                     --------    ---------       ---------     ---------

Expenses:
     Compensation and benefits..................................       12,530       14,957          21,178        32,547
     Brokerage, communication and clearance fees................        1,271        3,887           3,072         8,376
     Rent and occupancy.........................................        2,039        2,141           3,465         4,001
     Depreciation and amortization..............................          295          480             651         1,089
     Interest...................................................          542          469           1,047           957
     Impairment of goodwill.....................................           --       18,762              --        18,762
     Write-off of leasehold improvements, net...................          779           --             779            --
     Professional services......................................        1,017        1,497           1,760         2,666
     Other......................................................        1,326        3,888           2,776         7,485
                                                                    ---------    ---------       ---------     ---------

         Total expenses.........................................       19,799       46,081          34,728        75,883
                                                                     --------    ---------       ---------     ---------

Loss before income taxes........................................         (726)     (25,668)         (3,749)      (29,855)

Income taxes (benefit)..........................................           36        (216)              82          (871)
                                                                   -----------   ---------       ---------     ---------

Net loss........................................................   $     (762)   $ (25,452)      $  (3,831)    $ (28,984)
                                                                   ==========    =========       =========     =========

Loss per Common Share (basic and diluted):
     Loss per Common Share......................................   $    (0.02)   $   (0.61)      $   (0.09)    $   (0.69)
                                                                   ==========    =========       =========     =========

Number of shares used in computation (basic and diluted)........   42,034,378   42,025,211      42,029,820    42,025,211
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





                                              COMMON STOCK         ADDITIONAL
                                           -------------------       PAID-IN      ACCUMULATED
                                           SHARES       AMOUNT       CAPITAL        DEFICIT           TOTAL
                                           ------       ------       -------        -------           -----

Balance, December 31, 2002............  42,025,211     $       4    $  56,473     $   (67,371)     $   (10,894)

    Issuance of Common Stock..........     834,221            --           35              --               35

    Net loss..........................          --            --           --          (3,831)          (3,831)
                                        ----------     ---------    ---------     -----------      -----------

Balance, June 30, 2003................  42,859,432     $       4    $  56,508     $   (71,202)     $   (14,690)
                                        ==========     =========    =========     ===========      ===========


                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              ------------------------------------
                                                                                         Six Months Ended
                                                                                              June 30,
                                                                               ------------------------------------
                                                                                       2003              2002
                                                                               ------------------------------------
Cash flows from operating activities:

     Net loss..............................................................       $      (3,831)     $   (28,984)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization.........................................                 651            1,044
     Adjustment to deferred rent credit....................................                 143              575
     Deferred taxes........................................................                  --              132
     Impairment of goodwill................................................                  --           18,762
     Write-off of leasehold improvements, net..............................                 779               --
     Loss on disposal of fixed assets......................................                   3               --

Decrease (increase) in operating assets:

     Trading securities owned..............................................               3,328              934
     Receivables from clearing brokers.....................................              (8,999)          15,115
     Due from affiliates...................................................                  14               77
     Income taxes receivable...............................................               2,043               --
     Other assets..........................................................                  78              909

Increase (decrease) in operating liabilities:

     Securities sold, not yet purchased....................................                (371)          (7,269)
     Accrued compensation..................................................               1,686           (7,210)
     Accounts payable and accrued liabilities..............................                (726)            (309)
     Due to former parent..................................................                 449             (398)
                                                                                  -------------      -----------
         NET CASH USED IN OPERATING ACTIVITIES.............................              (4,753)          (6,622)
                                                                                  -------------      -----------

Cash flows from investing activities:

     Purchase of furniture, equipment and leasehold improvements...........                (468)            (676)
     Net proceeds from sale of equipment...................................                  92               --
     Decrease (increase) in restricted assets..............................                  (6)           1,554
                                                                                  -------------      -----------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES...............                (382)             878
                                                                                  -------------      -----------

Cash flows from financing activities:

     Issuance of common stock..............................................                  35               --
     Repayment of promissory notes payable.................................                  --           (2,000)
     Issuance of promissory notes payable..................................                  --            2,500
                                                                                  -------------      -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES.........................                  35              500
                                                                                  -------------      -----------

Net decrease in cash and cash equivalents..................................              (5,100)          (5,244)
Cash and cash equivalents, beginning of period.............................              11,752            8,136
                                                                                  -------------      -----------
         CASH AND CASH EQUIVALENTS, END OF PERIOD..........................       $       6,652      $     2,892
                                                                                  =============      ===========

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

      The interim financial data as of June 30, 2003 and for the three and six months ended June 30, 2003 and June 30, 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for the full year.

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

      Prior to May 7, 2001, Ladenburg Capital and Ladenburg Fund Management were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. As part of the consideration for the shares of Ladenburg, LTS issued the former stockholders of Ladenburg a majority interest in the LTS common stock. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. For a more complete description of these transactions, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated upon consolidation.

      ORGANIZATION

      Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange ("NYSE") since 1879. Ladenburg clears its customers' transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by the Securities and Exchange Commission ("SEC"), the NYSE and National Association of Securities Dealers, Inc. ("NASD"), Commodities Futures Trading Commission and National Futures Association. (See Notes 5 and 8.)

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

      The Company considers all highly liquid financial instruments with an original maturity of less than six months to be cash equivalents.

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

      The Company files a consolidated federal income tax return with its subsidiaries. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2003 and December 31, 2002, the valuation allowance was $20,193 and $17,409, respectively.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company early adopted SFAS No. 146 during the fourth quarter of 2002 and applied its provisions to leased premises which were vacated during such period. Under SFAS 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the "cease-use date"). The fair value of the liability at the "cease-use date" shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. (See Note 6.)

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

      SFAS No. 123, "Accounting for Stock-Based Compensation," allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide proforma disclosures of net income
      (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the employee incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company's net loss for the three-month and six-month periods ended June 30, 2003 and 2002 had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123.

                                                 ----------------------------------   ----------------------------------
                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                 ---------------- -----------------   ---------------- -----------------
                                                      2003              2002               2003              2002
                                                 ---------------- -----------------   ---------------- -----------------
      Net loss, as reported...............       $         (762)    $     (25,452)     $      (3,831)   $      (28,984)

      Stock-based employee compensation
      determined under the fair value
      based method........................                 (418)             (399)              (800)             (741)
                                                 --------------     -------------      -------------    --------------

      Pro forma net loss..................       $       (1,180)    $     (25,851)     $      (4,631)   $      (29,725)
                                                 ==============     =============      =============    ==============

      Net loss per Common Share (basic and

      diluted), as reported ..............       $        (0.02)    $       (0.61)     $       (0.09)   $        (0.69)
                                                 ==============     =============      =============    ==============

      Pro forma net loss per Common Share
      (basic and diluted).................       $        (0.03)    $       (0.62)     $       (0.11)   $        (0.71)
                                                 ==============     =============      =============    ==============

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      During the six months ended June 30, 2003 and 2002, respectively, options and warrants to purchase 2,709,572 and 2,560,965 common shares, and during both the 2003 and 2002 periods, 11,296,747 common shares issuable upon the conversion of notes payable, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

3.    SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

      The components of securities owned and securities sold, but not yet purchased as of June 30, 2003 and December 31, 2002 are as follows:

                                                                                           SECURITIES SOLD,
                                                                      SECURITIES               BUT NOT
                                                                         OWNED              YET PURCHASED
                                                                     -------------        -----------------
                JUNE 30, 2003
                Common stock................................         $         752         $          842
                Equity and index options....................                    29                     --
                Municipal obligations.......................                     3                     --
                Corporate bonds.............................                   253                      5
                                                                     -------------         --------------
                                                                     $       1,037         $          847
                                                                     =============         ==============

                DECEMBER 31, 2002
                Common stock................................         $       4,210         $        1,188
                Equity and index options....................                    --                     --
                Municipal obligations.......................                    33                     --
                Corporate bonds.............................                   122                     30
                                                                     -------------         --------------
                                                                     $       4,365         $        1,218
                                                                     =============         ==============

      As of June 30, 2003 and December 31, 2002, approximately $1,001 and $4,342, respectively, of the securities owned are deposited with the Company's clearing broker and, pursuant to the agreement, the securities may be sold or re-hypothecated by the clearing broker.

4.    EMPLOYEE STOCK PURCHASE PLAN

      In November 2002, the Company's shareholders approved the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the "Plan"), under which a total of 5,000,000 shares of common stock are available for issuance. Under the Plan, as currently administered by the Company's compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company's common stock. Option periods have been initially set at three months long and commence on January 1st, April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. The Plan is intended to qualify as an "employee stock purchase plan" under
      Section 423 of the Internal Revenue Code. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During the period ended June 30, 2003, 834,221 shares of the Company's common stock were issued to employees under this Plan, at $.0425 per share, resulting in a capital contribution of $35.

5.    NET CAPITAL REQUIREMENTS

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


      Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. Effective June 13, 2003, Ladenburg's management decided to eliminate its market making activities. As a result, Ladenburg's minimum net capital requirement decreased from $1,000 to $250. At June 30, 2003, Ladenburg had net capital, as defined, of $7,567, which exceeded its minimum capital requirement of $250 by $7,317.

      Ladenburg claims an exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

6.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company is obligated under several noncancelable lease agreements for office space, expiring in various years through June 2015. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is subleasing a portion of its office space for approximately $1,000 per year with annual increases. The subleases expire on various dates through August 31, 2009.

      As of June 30, 2003, the leases, exclusive of two leases relating to premises vacated by Ladenburg Capital referred to below, provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, as follows:

             Year Ending
             December 31,
             ------------

             2003....................................  $   2,353
             2004....................................      4,516
             2005....................................      4,975
             2006....................................      4,844
             2007....................................      5,080
             Thereafter..............................     41,485
                                                       ---------

                 Total..............................   $  63,253
                                                       =========

      In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord's option, which may result in aggregate additional lease payments of up to $1,100 through June 2015.

      In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office. In accordance with SFAS No. 146, the Company's management has evaluated the Company's liability with respect to this space, taking into account estimated future sublease payments that could be reasonably obtained for the property. In this evaluation, the Company's management concluded that a liability for this matter did not exist as of June 30, 2003; however, the net book value of the leasehold improvements was written off. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg's financial position and liquidity. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written off. During the three months ended June 30, 2003, the write-off of leasehold improvements, net of accumulated amortization ($1,592) and the write-off of the unamortized deferred rent credit ($813) resulted in a net charge to operations of $779.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      As of June 30, 2003, Ladenburg Capital has two leases for office space which it no longer occupies. Such leases, which expire in 2007 and 2010, provide for future minimum payments aggregating approximately $10,350. Ladenburg Capital is currently in litigation with the landlords, and is attempting to terminate its remaining lease obligations. If Ladenburg Capital is not successful in terminating these leases, it plans to sublease the properties. In this situation, Ladenburg Capital's additional minimum lease payments as of June 30, 2003 are approximately $1,000 in 2003, $2,000 per year from 2004 through 2007 and $1,600 thereafter. Ladenburg Capital has provided for costs in connection with such leases and has recorded a liability at June 30, 2003 which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

      Deferred rent credit at June 30, 2003 and December 31, 2002 of $5,918 and $6,589, respectively, represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis. The unamortized deferred rent credit representing reimbursement from the landlord of leasehold improvements related to Ladenburg's vacated premises, has been written off during the period ended June 30, 2003.

      At June 30, 2003, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by $1,060 of Ladenburg's marketable securities (shown as restricted assets on the consolidated statement of financial condition) as collateral for the lease of office space of the Company's Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006. At December 31, 2002, this letter of credit was collateralized by $1,054 of Ladenburg's marketable securities.

      LITIGATION

      The Company is a defendant in litigation, including the litigation with the two landlords discussed above, and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. With respect to certain arbitration and litigation matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a reserve for potential arbitration and lawsuit losses of $5,759 at June 30, 2003 (included in accounts payable and accrued liabilities), of which $746 and $785 were charged to operations for the three and six months ended June 30, 2003, respectively. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against the Company, former employees of the Company, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not the Company) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. The Company acted as placement agent and not as principal in those transactions. Plaintiffs have alleged that the Company and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $500,000 and punitive damages of $2,000,000. The Company believes the plaintiff's claims are without merit and intends to vigorously defend against them.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


7.    INCOME TAXES

      The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of June 30, 2003, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to $20,193. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2002 and for the six months ended June 30, 2003 and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At June 30, 2003, the Company had net operating loss carryforwards, which are subject to restrictions on utilization, of approximately $31,388 which expire in various years from 2015 through 2023.

8.    OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

      Ladenburg does not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg's proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as Ladenburg has agreed to indemnify its clearing brokers for any resulting losses. The Company continually assesses risk with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

      The clearing operations for the Company's securities transactions are provided by several clearing brokers. At June 30, 2003 and December 31, 2002, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

      The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

9.    NOTES PAYABLE

      The components of notes payable are as follows:

                                                    June 30,    December 31,
                                                     2003           2002
                                                  ----------    ------------

Senior convertible notes payable................  $   20,000    $   20,000

Notes payable in connection with
   clearing agreement..........................        3,500         3,500
Notes payable...................................       5,000         5,000
Subordinated note payable.......................       2,500         2,500
                                                  ----------    ----------

Total...........................................  $   31,000    $   31,000
                                                  ==========    ==========

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      Aggregate maturities of the $31,000 of notes payable at June 30, 2003 are as follows:

                           Year Ending
                           December 31,
                           ------------

                           2003...................... $  1,500
                           2004......................    2,500
                           2005......................   20,000
                           2006.....................     7,000
                                                      --------

                                Total................ $ 31,000
                                                      ========

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

      As of June 30, 2003, Ladenburg has a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matures on October 31, 2004, under which outstanding borrowings incur interest at LIBOR plus 2%.

      On March 27, 2002, the Company borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where the Company receives at least $5,000 in total proceeds. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively, with the March 2002 loan, the "2002 Loans") on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (defined below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

      On June 28, 2002, New Valley and Berliner Effektengesellschaft AG ("Berliner"), who were the shareholders of Ladenburg prior to May 2001, and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. The Company also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of June 30, 2003, accrued interest payments as to

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      which a forbearance was received amounted to $2,387 ($1,034 is included in accounts payable and accrued liabilities and $1,083 is included in due to former parent).

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

      In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg's primary clearing broker, clearing substantially all of Ladenburg's business. As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the "Clearing Loans") in December 2002. The Clearing Loans, which bear interest at prime and mature in November 2003 ($1,500) and November 2006 ($2,000), and related accrued interest will be forgiven over various periods, up to four years from the date of the new agreement, provided Ladenburg continues to clear its transactions through the primary clearing broker. The principal balance of the Clearing Loans is scheduled to be forgiven as to $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.

      LIQUIDITY

      The Company's liquidity position continues to be adversely affected by its inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. During the third and fourth quarters of 2002, as well as the first and second quarters of 2003, the Company reduced the size of its workforce. The Company decreased its total number of employees from 780 at June 30, 2002 to 317 at June 30, 2003. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

      The Company's overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company's subsidiaries. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base, the Company would seek to raise additional capital through available sources, including through borrowing additional funds on a short-term basis from New Valley or from other parties, including the Company's shareholders and clearing brokers. Additionally, the Company may attempt to raise funds through a rights offering or other type of financing. In May 2002, the Company filed a registration statement for a proposed $10,000 rights offering to the holders of the Company's outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. However, on August 6, 2002, the Company announced that it had decided to postpone the rights offering due to market conditions. If additional funds were needed, the Company could attempt to consummate the rights offering, although the Company does not currently anticipate that a rights offering could be successfully completed absent a material improvement in market conditions and a significant increase in the Company's stock price. In the circumstance where the rights offering were ultimately consummated, the Company would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible. If the Company continues to be unable to generate

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      cash from operations and is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company's liquidity and operations.

10.   RELATED PARTY TRANSACTIONS

      Following the May 2001 acquisition of Ladenburg by LTS, certain officers and directors of New Valley became affiliated with the Company. Various directors of New Valley serve as directors of the Company, including Victor M. Rivas, LTS's President and Chief Executive Officer. An executive officer of New Valley served as Chief Financial Officer of LTS from June 2001 through September 2002. In 2002, the Company accrued compensation for this executive officer in the amount of $100, which is being paid in four quarterly installments commencing April 1, 2003. For a more complete discussion of the acquisition of Ladenburg, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

      In connection with the acquisition of Ladenburg, New Valley and Frost-Nevada acquired LTS's senior convertible notes. In August 2001, New Valley and Frost-Nevada each loaned the Company $1,000, which loans were repaid in January 2002. During 2002, New Valley loaned the Company an additional $7,000, of which $2,000 was repaid. (See Note 9.)

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

      LITIGATION. On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against the Company, former employees of the Company, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not the Company) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. The Company acted as placement agent and not as principal in those transactions. Plaintiffs have alleged that the Company and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $500,000 and punitive damages of $2,000,000. We believe the plaintiff's claims are without merit and intends to vigorously defend against them.

      EMPLOYEE STOCK PURCHASE PLAN. In November 2002, our shareholders approved the "Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan," under which a total of 5,000,000 shares of common stock are available for issuance. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock. Option periods have been initially set at three months long and commence on January 1st, April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During the period ended June 30, 2003, 834,221 shares of our common stock were issued to employees under this Plan, at $.0425 per share, resulting in a capital contribution of $35.

      ELIMINATION OF MARKET MAKING ACTIVITIES. In June 2003, we closed our Ft. Lauderdale office, which constituted all of our market making activities. As a result of our decision to eliminate our market making activities, our minimum net capital requirement decreased from $1,000 to $250.

      WRITE-OFF OF LEASEHOLD IMPROVEMENTS. In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result, Ladenburg ceased

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      using one of the several floors it occupies in its New York City office. In accordance with SFAS No. 146, we have evaluated our liability with respect to this space, taking into account estimated future sublease payments that could be reasonably obtained for the property. In this evaluation, we concluded that a liability for this matter did not exist as of June 30, 2003; however, the net book value of the leasehold improvements was written off. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg's financial position and liquidity. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written off. During the three months ended June 30, 2003, the write-off of leasehold improvements, net of accumulated amortization ($1,592) and the write-off of the unamortized deferred rent credit ($813) resulted in a net charge to operations of $779.

      CRITICAL ACCOUNTING POLICIES

      GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

      CLEARING ARRANGEMENTS. Ladenburg does not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg's proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg has agreed to indemnify its clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when management believes collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our retail brokers, of $35 and $125 for the three and six months ended June 30, 2003, respectively, and $26 and $66 for the three and six months ended June 30, 2002, respectively.

      CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the two landlords discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $5,139 and $6,201 for potential arbitration and lawsuit losses as of June 30, 2003 and December 31, 2002, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position and liquidity.

      SEPTEMBER 11, 2001 EVENTS. On September 11, 2001 terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg's mid-town New York headquarters. Although some of Ladenburg Capital's business was temporarily disrupted, its businesses remained functioning and serving clients. We are insured for loss caused by physical damage to property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      This includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable as of June 30, 2003. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of June 30, 2003 was $2,117.

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

      VALUATION OF DEFERRED TAX ASSETS. We account for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of June 30, 2003, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $20,193. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and for the six months ended June 30, 2003 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2003 VERSUS THREE MONTHS ENDED JUNE 30, 2002

      Our revenues for the three months ended June 30, 2003 decreased $1,340 from 2002 primarily as a result of decreased investment banking fees of $1,342.

      Our expenses for the three months ended June 30, 2003 decreased $26,282 from 2002 primarily as a result of the $18,762 impairment of goodwill in 2002, decreased compensation and benefits of $2,427, decreased brokerage, communication and clearance fees of $2,616, decreased professional services of $480 and decreased depreciation and amortization of $185.

      Our revenues for the three months ended June 30, 2003 consisted of commissions of $13,998, net principal transactions of $1,681, investment banking fees of $1,019, investment advisory fees of $573, dividends and interest of $422, syndicate and underwriting loss of $5 and other income of $1,385. Our revenues for the three months ended June 30, 2002 consisted of commissions of $13,660, net principal transactions of $2,034, investment banking fees of $2,361, investment advisory fees of $676, dividends and interest of $537, syndicating and underwriting income of $54 and other income of $1,091. Our expenses for the three months ended June 30, 2003 consisted of compensation and benefits of $12,530, write-off of leasehold improvements of $779 and other expenses of $6,490. Our expenses for the three months ended June 30, 2002 consisted of compensation and benefits of $14,957, impairment of goodwill of $18,762 and other expenses of $12,362.

      The $338 (2.5%) increase in commission income primarily resulted from an improvement in the market for equity securities during the three months ended June 30, 2003.

      The $353 (17.4%) decrease in net principal transactions was primarily the result of decreases in trading income of $636, net of an increase in sales credits due to an improvement in the market for equity securities during the three months ended June 30, 2003.

      The $1,342 (56.8%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity.

      The decrease in compensation expense of $2,427 (16.2%) was primarily due to the net decrease in revenues and various staff reductions in the third and fourth quarters of 2002.

      In connection with the reporting of the results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, the Company completed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      an additional impairment review and recorded a $18,762 charge for the impairment of goodwill, which was generated in the Ladenburg acquisition. The charge reflected the overall market declines since the acquisition in May 2001. During this review, an independent appraisal firm was engaged to value the Company's goodwill as of June 30, 2002. The appraiser valued the businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded for the three months ended June 30, 2002.

      In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result, Ladenburg ceased using one of the several floors it occupies in its New York City office. In accordance with SFAS No. 146, we have evaluated our liability with respect to this space, taking into account estimated future lease payments that could be reasonably obtained for the property. In this evaluation, we concluded that the net book value of the leasehold improvements should be written off. Accordingly, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written off. During the three months ended June 30, 2003, the write-off of leasehold improvements, net of accumulated amortization ($1,592) and the write-off of the unamortized deferred rent credit ($813) resulted in a net charge to operations of $779.

      Income tax expense for the three months ended June 30, 2003 was $36 compared to an income tax benefit of $216 in 2002. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and for the six months ended June 30, 2003 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2003 and 2002 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

      SIX MONTHS ENDED JUNE 30, 2003 VERSUS SIX MONTHS ENDED JUNE 30, 2002

      Our revenues for the six months ended June 30, 2003 decreased $15,049 from 2002 primarily as a result of decreased commissions of $5,657, decreased net principal transactions of $4,375 and decreased investment banking fees of $4,631. Our revenues were adversely affected by the overall declines in the U.S. equity markets and the continuing weak operating environment for the broker-dealer industry.

      Our expenses for the six months ended June 30, 2003 decreased $41,155 from 2002 primarily as a result of the $18,762 impairment of goodwill in 2002, decreased compensation and benefits of $11,369, decreased brokerage, communication and clearance fees of $5,304, decreased professional services of $906 and decreased depreciation and amortization of $438.

      Our revenues for the six months ended June 30, 2003 consisted of commissions of $21,953, net principal transactions of $2,716, investment banking fees of $1,676, investment advisory fees of $1,188, dividends and interest of $851, syndicate and underwriting income of $30 and other income of $2,565. Our revenues for the six months ended June 30, 2002 consisted of commissions of $27,610, net principal transactions of $7,091, investment banking fees of $6,307, investment advisory fees of $1,503, dividends and interest of $1,220, syndicating and underwriting income of $173 and other income of $2,124. Our expenses for the six months ended June 30, 2003 consisted of compensation and benefits of $21,178, write-off of leasehold improvements of $779 and other expenses of $12,771. Our expenses for the six months ended June 30, 2002 consisted of compensation and benefits of $32,547, impairment of goodwill of $18,762 and other expenses of $24,574.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The $5,657 (20.5%) decrease in commission income was primarily a result of a decrease in the number of retail brokers during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

      The $4,375 (61.7%) decrease in net principal transactions was primarily the result of decreases in trading income of $4,291 in the 2003 period.

      The $4,631 (73.4%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity.

      The decrease in compensation expense of $11,369 (34.9%) was primarily due to the net decrease in revenues and various staff reductions in the third and fourth quarters of 2002 as well as the first and second quarters of 2003.

      Results for the six months ended June 30, 2002 included the $18,762 charge for the impairment of goodwill. Results for the six months ended June 30, 2003 included the $779 charge to operations for the write-off of leasehold improvements and the related unamortized deferred rent credit.

      Income tax expense for the six months ended June 30, 2003 was $82 compared to an income tax benefit of $871 in 2002. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and for the six months ended June 30, 2003 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2003 and 2002 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

      LIQUIDITY AND CAPITAL RESOURCES

      Approximately 69.4% of our assets at June 30, 2003 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

      Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Ladenburg's regulatory net capital, as defined, of $7,567, exceeded minimum capital requirements of $250 by $7,317 at June 30, 2003. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. In June 2003, we closed our Ft. Lauderdale office, which constituted all of our market making activities. As a result of our decision to eliminate our market making activities, effective June 13, 2003, our minimum net capital requirement decreased from $1,000 to $250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

      Our primary sources of liquidity include cash inflows from operations and borrowings.

      Net cash flows used in operating activities for the six months ended June 30, 2003 was $4,753 as compared to $6,622 for the 2002 period.

      Net cash flows used in investing activities for the six months ended June 30, 2003 was $382 compared to net cash flows provided by investing activities of $878 for the 2002 period. The difference is primarily attributable to a decrease of $1,500 in the required collateral under our letter of credit facility, in the 2002 period, as stipulated in the lease agreement with one of our landlords.

      The capital expenditures of $468 and $676 for the six months ended June 30, 2003 and 2002, respectively, related principally to leasehold improvements and enhancements to computer equipment.

      There was $35 of cash flows provided from financing activities for the six months ended June 30, 2003, representing 834,221 shares of our common stock issued pursuant to our Employee Stock Purchase Plan which commenced on April 1, 2003. There was $500 of cash flows provided from financing activities for the six months ended June 30, 2002 period, representing the issuance by us of $2,500 of promissory notes payable offset by the repayment of $2,000 of outstanding promissory notes payable.

      We are obligated under noncancellable lease agreements, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $2,353 in 2003 and approximately $5,100 per year until 2015. In addition, Ladenburg Capital has two leases for office space which it no longer occupies. Such leases, which expire in 2007 and 2010, provide for future minimum payments aggregating approximately $10,350. Ladenburg Capital is currently in litigation with the landlords, and is attempting to terminate its remaining lease obligations. If Ladenburg Capital is not successful in terminating these leases, Ladenburg Capital plans to sublease the properties. In this situation, Ladenburg Capital's additional minimum lease payments as of June 30, 2003 are approximately $1,000 in 2003, $2,000 per year from 2004 through 2007 and $1,600 thereafter. Ladenburg Capital has provided for costs in connection with such leases and the recording of a liability at June 30, 2003, which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

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


      (collectively, with the March 2002 Loan, the "2002 Loans") on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans, to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

      On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of June 30, 2003, accrued interest payments as to which a forbearance was received amounted to $2,387 ($1,304 is included in accounts payable and accrued liabilities and $1,083 is included in due to former parent).

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

      Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. If, based on these reviews, it is determined that we require additional funds to support our liquidity and capital base, we would seek to raise additional capital through available sources, including through borrowing additional funds on a short-term basis from New Valley or from other parties, including our shareholders and clearing brokers. Additionally, we may seek to raise money through a rights offering or other type of financing. In May 2002,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      we filed a registration statement for a proposed $10,000 rights offering to the holders of our outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. However, on August 6, 2002, we announced that we had decided to postpone the rights offering due to market conditions. If additional funds were needed, we could attempt to consummate the rights offering, although we do not currently anticipate that a rights offering could be successfully completed absent a material improvement in market conditions and a significant increase in our stock price. In the circumstance where the rights offering were ultimately consummated, we would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible. If we continue to be unable to generate cash from operations and are unable to find alternative sources of funding as described above, it would have an adverse impact on our liquidity and operations.

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

      We maintain inventories of trading securities. At June 30, 2003, the fair market value of our inventories were $1,037 in long positions and $847 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at June 30, 2003 will not have a material adverse effect on our consolidated financial position or results of operations.

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

      ITEM 4.  CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to its management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

                           PART II. OTHER INFORMATION



      Item 1.     LEGAL PROCEEDINGS


      See Note 6 to our condensed consolidated financial statements included in
      Part I, Item 1 of this Report.


      Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS


      No securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended June 30, 2003.


      Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


         (a) EXHIBITS
             --------

             31.1 Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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



                                      LADENBURG THALMANN FINANCIAL SERVICES INC.
                                      (Registrant)



Date:  August 14, 2003         By:    /s/ SALVATORE GIARDINA
                                      ------------------------------------------
                                      Salvatore Giardina
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and
                                       Chief Accounting Officer)