Form 10-Q
period 2003-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2003-11-14
CIK 1029730

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     AS OF NOVEMBER 13, 2003, THERE WERE OUTSTANDING 43,326,234 SHARES OF THE REGISTRANT'S COMMON STOCK, $.0001 PAR VALUE.



================================================================================

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
  PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Statements of Financial Condition
                        as of September 30, 2003 and December 31, 2002................                2

                    Condensed Consolidated Statements of Operations for the
                         three months and nine months ended September 30, 2003
                         and 2002.....................................................                 3

                    Condensed Consolidated Statement of Changes in
                        Shareholders' Capital Deficit for the nine months ended
                        September 30, 2003............................................                4

                    Condensed Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 2003 and 2002.............                5

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................                6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................               16

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........               26

     Item 4.        Controls and Procedures...........................................               26

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................               27

     Item 2.        Changes in Securities and Use of Proceeds.........................               27

     Item 4.        Submission of Matters to a Vote of Security Holders...............               27

     Item 6.        Exhibits and Reports on Form 8-K..................................               27

SIGNATURE...........................................................................                 29


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        September 30,      December 31,
                                                                                            2003               2002
                                                                                        -------------      -------------
                                     ASSETS

Cash and cash equivalents                                                                   $  5,665             $ 11,752
Trading securities owned                                                                         313                4,365
Due from affiliates                                                                               77                   86
Receivables from clearing brokers                                                             20,806               11,378
Exchange memberships owned, at historical cost                                                 1,505                1,505
Furniture, equipment and leasehold improvements, net                                           5,018                8,087
Restricted assets                                                                              1,062                1,054
Income taxes receivable                                                                           17                2,224
Other assets                                                                                   3,877                3,448
                                                                                            --------             --------

         Total assets                                                                       $ 38,340             $ 43,899
                                                                                            ========             ========



                 LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT

Securities sold, not yet purchased                                                          $    696             $  1,218
Accrued compensation                                                                           3,807                3,268
Accounts payable and accrued liabilities                                                      12,695               12,084
Deferred rent credit                                                                           5,953                6,589
Due to former parent                                                                           1,313                  634
Notes payable                                                                                  8,500                8,500
Senior convertible notes payable                                                              20,000               20,000
Subordinated note payable                                                                      2,500                2,500
                                                                                            --------             --------

         Total liabilities                                                                    55,464               54,793
                                                                                            --------             --------

Commitments and contingencies                                                                     --                   --

Shareholders' capital deficit:
     Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued                  --                   --
     Common stock, $.0001 par value; 200,000,000 shares authorized;
             shares issued and outstanding, 43,326,234 and 42,025,211                              4                    4
     Additional paid-in capital                                                               56,595               56,473
     Accumulated deficit                                                                     (73,723)             (67,371)
                                                                                            --------             --------
         Total shareholders' capital deficit                                                 (17,124)             (10,894)
                                                                                            --------             --------

         Total liabilities and shareholders' capital deficit                                $ 38,340             $ 43,899
                                                                                            ========             ========




                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                 Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                           ----------------------------    ----------------------------
                                                               2003            2002            2003            2002
                                                           ------------    ------------    ------------    ------------

Revenues:
     Commissions                                           $     11,320    $     10,712    $     33,273    $     38,322
     Principal transactions, net                                    897             954           3,613           8,045
     Investment banking fees                                        454           1,790           2,130           8,097
     Investment advisory fees                                       603             651           1,791           2,154
     Interest and dividends                                         436             579           1,287           1,799
     Syndications and underwritings                                 128              91             158             264
     Other income                                                 1,322           1,200           3,887           3,324
                                                           ------------    ------------    ------------    ------------

         Total revenues                                          15,160          15,977          46,139          62,005
                                                           ------------    ------------    ------------    ------------

Expenses:
     Compensation and benefits                                   10,247          12,035          31,425          44,582
     Brokerage, communication and clearance fees                  1,101           3,741           4,173          12,117
     Rent and occupancy                                           1,972           2,046           5,437           6,047
     Depreciation and amortization                                  308             455             959           1,544
     Interest                                                       529             537           1,576           1,494
     Impairment of goodwill                                          --              --              --          18,762
       Write-off of leasehold improvements, net                      --              --             779              --
     Professional services                                        1,208           1,113           2,968           3,779
     Other                                                        2,276           3,799           5,052          11,284
                                                           ------------    ------------    ------------    ------------

         Total expenses                                          17,641          23,726          52,369          99,609
                                                           ------------    ------------    ------------    ------------

Loss before income taxes                                         (2,481)         (7,749)         (6,230)        (37,604)

Income taxes                                                         40           2,265             122           1,394
                                                           ------------    ------------    ------------    ------------

Net loss                                                   $     (2,521)   $    (10,014)   $     (6,352)   $    (38,998)
                                                           ============    ============    ============    ============

Loss per Common Share (basic and diluted):
     Loss per Common Share                                 $      (0.06)   $      (0.24)   $      (0.15)   $      (0.93)
                                                           ============    ============    ============    ============

Number of shares used in computation (basic and diluted)     42,864,506      42,025,211      42,311,106      42,025,211
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




                                          COMMON STOCK           ADDITIONAL
                                     -----------------------       PAID-IN       ACCUMULATED
                                       SHARES         AMOUNT       CAPITAL         DEFICIT             TOTAL
                                     ----------      -------       -------         --------          --------
Balance, December 31, 2002           42,025,211         $4         $56,473         $(67,371)         $(10,894)

    Issuance of Common Stock          1,301,023          -             122               --               122


   Net loss                                  --          -              --           (6,352)           (6,352)
                                     ----------         --         -------         --------          --------


Balance, September 30, 2003          43,326,234         $4         $56,595         $(73,723)         $(17,124)
                                     ==========         ==         =======         ========          ========





                       See accompanying notes to condensed
                        consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         --------------------------
                                                                                           2003              2002
                                                                                         --------          --------
Cash flows from operating activities:
     Net loss                                                                             $(6,352)         $(38,998)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                            959             1,544
     Adjustment to deferred rent credit                                                       179               250
     Deferred taxes                                                                            --             3,339
     Impairment of goodwill                                                                    --            18,762
     Write-off of leasehold improvements, net                                                 779                --
     Loss on disposal of fixed assets                                                           3                --
     Employee compensation (Note 4)                                                            --               305

Decrease (increase) in operating assets:

     Trading securities owned                                                               4,052            12,622
     Receivables from clearing brokers                                                     (9,428)           10,010
     Due from affiliates                                                                        9               (65)
     Income taxes receivable                                                                2,207                --
     Other assets                                                                             481             1,480

Increase (decrease) in operating liabilities:

     Securities sold, not yet purchased                                                      (522)          (10,514)
     Accrued compensation                                                                     539            (8,237)
     Accounts payable and accrued liabilities                                                 611               697
     Due to former parent                                                                     679                56
                                                                                         --------          --------
         NET CASH USED IN OPERATING ACTIVITIES                                             (5,804)           (8,749)
                                                                                         --------          --------

Cash flows from investing activities:

      Purchase of furniture, equipment and leasehold improvements                            (490)             (898)
      Net proceeds from sale of equipment                                                      93                --
      Decrease (increase) in restricted assets                                                 (8)            1,551
                                                                                         --------          --------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (405)              653
                                                                                         --------          --------

Cash flows from financing activities:

     Issuance of common stock                                                                 122                --
     Issuance of promissory notes payable                                                      --             5,000
     Repayment of promissory notes payable                                                     --            (2,000)
                                                                                         --------          --------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                            122             3,000
                                                                                         --------          --------

Net decrease in cash and cash equivalents                                                  (6,087)           (5,096)
Cash and cash equivalents, beginning of period                                             11,752             8,136
                                                                                         --------          --------
         CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  5,665          $  3,040
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

1.       PRINCIPLES OF REPORTING

         The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company") and its wholly-owned subsidiaries. The subsidiaries of LTS include, among others, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc. ("Ladenburg Capital"), Ladenburg Thalmann Europe, Ltd. and Ladenburg Capital Fund Management Inc. ("Ladenburg Capital Fund Management").

         The interim financial data as of September 30, 2003 and for the three and nine months ended September 30, 2003 and September 30, 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for the full year.

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

         Prior to May 7, 2001, Ladenburg Capital and Ladenburg Capital Fund Management were the only operating subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. As part of the consideration for the shares of Ladenburg, LTS issued the former stockholders of Ladenburg a majority interest in the LTS common stock. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. For a more complete description of these transactions, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Securities owned and securities sold, but not yet purchased, which are traded on a national securities exchange or listed on Nasdaq are valued at the last reported sales prices of the reporting period. Futures contracts are also valued at their last reported sales price. Securities owned, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management. Unrealized gains and losses resulting from changes in valuation are reflected in net gain on principal transactions.

         Principal transactions, agency commissions and related clearing expenses are recorded on a trade-date basis.

         Investment banking revenues include fees earned from providing merger-and-acquisition and financial restructuring advisory services and from private and public offerings of debt and equity securities. Investment banking fees are recorded upon the closing of the transaction, when it can be determined that the fees have been irrevocably earned.

         Investment advisory fees are received quarterly, in advance, but are recognized as earned on a pro rata basis over the term of the contract.

         Dividends are recorded on an ex-dividend date basis and interest is recorded on an accrual basis.

         The Company files a consolidated federal income tax return with its subsidiaries. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2003 and December 31, 2002, the valuation allowance was $21,314 and $17,409, respectively.

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


         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, effective January 1, 2002, goodwill was subjected to periodic assessments of impairment and no longer being amortized. In the second quarter of 2002, the Company recorded an impairment charge of $18,762 of goodwill.

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

         SFAS No. 123, "Accounting for Stock-Based Compensation," allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide proforma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the employee incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company's net loss for the three-month and nine-month periods ended September 30, 2003 and 2002 had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123.


                                                Three Months Ended                  Nine Months Ended
                                                  September 30,                      September 30,
                                             -------------------------          -------------------------
                                               2003              2002             2003              2002
                                             -------          --------          -------          --------
Net loss, as reported                        $(2,521)         $(10,014)         $(6,352)         $(38,998)

Stock-based employee
  compensation
  determined under the fair value
  based method                                  (379)             (390)          (1,179)           (1,131)
                                             -------          --------          -------          --------

Pro forma net loss                           $(2,900)         $(10,404)         $(7,531)         $(40,129)
                                             =======          ========          =======          ========


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




Net loss per Common Share (basic and
  diluted), as reported                      $ (0.06)         $  (0.24)         $ (0.15)         $  (0.93)
                                             =======          ========          =======          ========

Pro forma net loss per Common Share
(basic and diluted)                          $ (0.07)         $  (0.25)         $ (0.18)         $  (0.95)
                                             =======          ========          =======          ========

         During the nine months ended September 30, 2003 and 2002, respectively, options and warrants to purchase 2,625,105 and 1,665,881 common shares, and during both the 2003 and 2002 periods, 11,296,747 common shares issuable upon the conversion of notes payable, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

3.       SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

         The components of securities owned and securities sold, but not yet purchased as of September 30, 2003 and December 31, 2002 are as follows:

                                                             SECURITIES SOLD,
                                              SECURITIES         BUT NOT
                                                OWNED         YET PURCHASED
                                              ----------   ------------------
            SEPTEMBER 30, 2003
            Common stock                         $  286             $  691
            Equity and index options                  3                 --
            Municipal obligations                     3                 --
            Corporate bonds                          21                  5
                                                 ------             ------
                                                 $  313             $  696
                                                 ======             ======
            DECEMBER 31, 2002
            Common stock                         $4,210             $1,188
            Equity and index options                 --                 --
            Municipal obligations                    33                 --
            Corporate bonds                         122                 30
                                                 ------             ------
                                                 $4,365             $1,218
                                                 ======             ======

         As of September 30, 2003 and December 31, 2002, approximately $281 and $4,342, respectively, of the securities owned are deposited with the Company's clearing broker and, pursuant to the agreement, the securities may be sold or re-hypothecated by the clearing broker.

4.       SHAREHOLDERS' EQUITY

         In November 2002, the Company's shareholders approved the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the "Plan"), under which a total of 5,000,000 shares of common stock are available for issuance. Under the Plan, as currently administered by the Company's compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company's common stock. Option periods have been initially set at three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During the three month period ended September 30, 2003, 466,802 shares of the Company's common stock were issued to employees under this Plan, at $.187 per share, resulting in a capital contribution of $87. During the nine months ended September 30, 2003, 1,301,023 shares of the Company's common stock were issued to employees under this Plan, at an average price of $.0943 per share, resulting in a capital contribution of $122.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


         In September 2003, the Company granted its non-employee directors of the Company ten-year options to purchase an aggregate of 80,000 shares of common stock under its stock option plan at an exercise price of $0.30 per share. The options will become exercisable on the first anniversary of the grant.

         During the third quarter of 2002, some of the Company's executives elected to forfeit accrued compensation due them under the Company's Special Performance Incentive Plan. The amount forfeited through September 30, 2002 of $305 has been charged to operations with a corresponding increase to additional paid-in capital.

5.       NET CAPITAL REQUIREMENTS

         As a registered broker-dealer, Ladenburg is subject to the SEC's Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission's Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. Effective June 13, 2003, Ladenburg's management decided to eliminate its market making activities. As a result, Ladenburg's minimum net capital requirement decreased from $1,000 to $250. At September 30, 2003, Ladenburg had net capital, as defined, of $8,471, which exceeded its minimum capital requirement of $250 by $8,221.

         Ladenburg claims an exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

6.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company is obligated under several noncancellable lease agreements for office space, expiring in various years through June 2015. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is subleasing a portion of its office space for approximately $1,000 per year with annual increases. The subleases expire on various dates through August 31, 2009.

         As of September 30, 2003, the leases, exclusive of two leases relating to premises vacated by Ladenburg Capital referred to below, provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, as follows:

             YEAR ENDING
             DECEMBER 31,
             -------------
             2003....................................    $ 1,233
             2004....................................      4,516
             2005....................................      4,975
             2006....................................      4,844
             2007....................................      5,080
             Thereafter..............................     41,485
                                                         -------
            Total...................................     $62,133
                                                         =======

         In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord's option, which may result in aggregate additional lease payments of up to $1,100 through June 2015.

         In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office. In accordance with SFAS No. 146,

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


         the Company's management evaluates the Company's liability with respect to this space on a quarterly basis, taking into account estimated future sublease payments that could be reasonably obtained for the property. In these evaluations, the Company's management concluded that a liability for this matter did not exist as of June 30, 2003 or September 30, 2003; however, the net book value of the leasehold improvements was written-off in the second quarter of 2003. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg's financial position and liquidity. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in the second quarter of 2003. During the second quarter of 2003, the write-off of leasehold improvements, net of accumulated amortization ($1,592) and the write-off of the unamortized deferred rent credit ($813) resulted in a net charge to operations of $779.

         As of September 30, 2003, Ladenburg Capital has two leases for office space which it no longer occupies. Such leases, which expire in 2007 and 2010, provide for future minimum payments aggregating approximately $9,814. Ladenburg Capital is currently in litigation with the landlords, and is attempting to terminate its remaining lease obligations. If Ladenburg Capital is not successful in terminating these leases, it plans to sublease the properties. In this situation, Ladenburg Capital's additional minimum lease payments as of September 30, 2003 are approximately $536 in 2003, $2,145 per year from 2004 through 2006, $1,295 in 2007 and $1,548 thereafter. Ladenburg Capital has provided for costs in connection with such leases and has recorded a liability at September 30, 2003 which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

         Deferred rent credit at September 30, 2003 and December 31, 2002 of $5,953 and $6,589, respectively, represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis. The unamortized deferred rent credit, representing reimbursement from the landlord of such leasehold improvements related to Ladenburg's vacated premises, has been written-off during the second quarter of 2003.

         At September 30, 2003, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by $1,062 of Ladenburg's marketable securities (shown as restricted assets on the consolidated statement of financial condition) as collateral for the lease of office space of the Company's Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006. At December 31, 2002, this letter of credit was collateralized by $1,054 of Ladenburg's marketable securities.

         LITIGATION

         The Company is a defendant in litigation, including the litigation with the two landlords discussed above, and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. With respect to certain arbitration and litigation matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a reserve for potential arbitration and lawsuit losses of $7,187 at September 30, 2003 (included in accounts payable and accrued liabilities), of which $1,639 and $2,412 were charged to operations as other expense for the three and nine months ended September 30, 2003, respectively. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


         On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against the Company, former employees of the Company, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not the Company) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. The Company acted as placement agent and not as principal in those transactions. Plaintiff has alleged that the Company and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $500,000 and punitive damages of $2,000,000. The Company believes the plaintiff's claims are without merit and intends to vigorously defend against them.

7.       INCOME TAXES

         The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of September 30, 2003, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to $21,314. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2002 and for the nine months ended September 30, 2003 and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at September 30, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2003, the Company had net operating loss carryforwards of approximately $32,900, expiring in various years from 2015 through 2023, of which approximately $7,400 are subject to restrictions on utilization.

8.       OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

         Ladenburg does not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg's proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as Ladenburg has agreed to indemnify its clearing brokers for any resulting losses. The Company continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

         The clearing operations for the Company's securities transactions are provided by several clearing brokers. At September 30, 2003 and December 31, 2002, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

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


9.       NOTES PAYABLE

         The components of notes payable are as follows:

                                                                September 30,       December 31,
                                                                   2003                2002
                                                                -------------       ------------
            Senior convertible notes payable                      $20,000             $20,000
            Notes payable (forgivable per terms - see
              below) in connection with Clearing
              agreement                                             3,500               3,500
            Notes payable                                           5,000               5,000
            Subordinated note payable                               2,500               2,500
                                                                  -------             -------

            Total                                                 $31,000             $31,000
                                                                  =======             =======


         Aggregate maturities of the $31,000 of notes payable at September 30, 2003 are as follows:

                           Year Ending
                           December 31,
                           -------------
                           2003......................  $  1,500
                           2004......................     2,500
                           2005......................    20,000
                           2006......................     7,000
                                                       --------

                                Total................  $ 31,000
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


         On June 28, 2002, New Valley and Berliner Effektengesellschaft AG ("Berliner"), who were the shareholders of Ladenburg prior to May 2001, and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing September 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. The Company also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of September 30, 2003, accrued interest payments as to which a forbearance was received amounted to $2,896 ($1,583 is included in accounts payable and accrued liabilities and $1,313 is included in due to former parent).

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

         In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg's primary clearing broker, clearing substantially all of Ladenburg's business (the "Clearing Conversion"). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the "Clearing Loans") in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. The principal balance of the Clearing Loans is scheduled to be forgiven as follows: $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.

         As of September 30, 2003, Ladenburg has a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matures on October 31, 2004, under which outstanding borrowings incur interest at LIBOR plus 2%.

         LIQUIDITY

         The Company's liquidity position continues to be adversely affected by its inability to generate cash from operations as a result of the continued significant decline in the equity markets. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. During the third and fourth quarters of 2002, as well as the first and second quarters of 2003, the Company reduced the size of its workforce. The Company decreased its total number of employees from 490 at September 30, 2002 to 306 at September 30, 2003. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

         The Company's overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


         business needs as well as regulatory capital requirements of the Company's subsidiaries. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base, the Company would seek to raise additional capital through available sources, including through borrowing additional funds on a short-term basis from New Valley or from other parties, including the Company's shareholders and clearing brokers. Additionally, the Company may attempt to raise funds through a rights offering or other type of financing. In May 2002, the Company filed a registration statement for a proposed $10,000 rights offering to the holders of the Company's outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. However, on August 6, 2002, the Company announced that it had decided to postpone the rights offering due to market conditions. If additional funds were needed, the Company could attempt to consummate the rights offering, although the Company does not currently anticipate that a rights offering could be successfully completed absent a material improvement in market conditions and a significant increase in the Company's stock price. In the circumstance where the rights offering were ultimately consummated, the Company would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company's liquidity and operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our subsidiaries include, among others, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc. ("Ladenburg Capital"), Ladenburg Thalmann Europe, Ltd. and Ladenburg Capital Fund Management Inc.


RECENT DEVELOPMENTS


RENEGOTIATION OF CLEARING AGREEMENT. In November 2002, we renegotiated our current clearing arrangement with one of our clearing brokers whereby this clearing broker became our primary clearing broker, clearing substantially all of our business (the "Clearing Conversion"). As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us an aggregate of $3,500 (the "Clearing Loans") in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided we continue to clear our transactions through our primary clearing broker. The principal balance of the Clearing Loans is scheduled to be forgiven as follows: $1,500 in November 2003, $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount will be accounted for as a reduction of expenses. However, if the clearing agreement is terminated for any reason prior to the loan maturity dates, the loans, less any amounts that have been forgiven through the date of the termination, must be repaid on demand.


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

LITIGATION. On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against the Company, former employees of the Company, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not the Company) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. The Company acted as placement agent and not as principal in those transactions. The plaintiff has alleged that the Company and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $500,000 and punitive damages of $2,000,000. We believe the plaintiff's claims are without merit and intend to vigorously defend against them.

EMPLOYEE STOCK PURCHASE PLAN. In November 2002, our shareholders approved the "Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan," under which a total of 5,000,000 shares of common stock are available for issuance. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock. Option periods have been initially set at three months long and commence on January 1, April 1, July 1 and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During the three month period ended September 30, 2003, 466,802 shares of our common stock were issued to employees under this Plan, at $.187 per share, resulting in a capital contribution of $87. During the nine months ended September 30, 2003, 1,301,023 shares of our common stock were issued to employees under this Plan, at an average price of $.0943 per share, resulting in a capital contribution of $122.

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


WRITE-OFF OF LEASEHOLD IMPROVEMENTS. In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result, Ladenburg ceased using one of the several floors it occupies in its New York City office. In accordance with SFAS No. 146, we evaluate our liability with respect to this space on a quarterly basis, taking into account estimated future sublease payments that could be reasonably obtained for the property. In these evaluations, we concluded that a liability for this matter did not exist as of June 30, 2003 or September 30, 2003; however, the net book value of the leasehold improvements was written off in the second quarter of 2003. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg's financial position and liquidity. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written off. During the second quarter of 2003, the write-off of leasehold improvements, net of accumulated amortization ($1,592) and the write-off of the unamortized deferred rent credit ($813) resulted in a net charge to operations of $779.




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


CLEARING ARRANGEMENTS. Ladenburg does not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg's proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg has agreed to indemnify its clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our retail brokers, of $25 and $150 for the three and nine months ended September 30, 2003, respectively, and $93 and $161 for the three and nine months ended September 30, 2002, respectively.


CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the two landlords discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $7,187 and $6,201 for potential arbitration and lawsuit losses as of September 30, 2003 and December 31, 2002, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position and liquidity.


SEPTEMBER 11, 2001 EVENTS. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg's mid-town New York headquarters. Some of Ladenburg's and Ladenburg Capital's business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable as of September 30, 2003. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of September 30, 2003 was $2,117. In October 2003, we filed a Proof of Loss with the insurance carrier, for an amount in excess of the policy limits (approximately $7,800). There are no assurances, however, that we will recover the full amount of insurance available to Ladenburg and Ladenburg Capital as a result of this claim.

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


IMPAIRMENT OF GOODWILL. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues on January 1, 2002 and on a periodic basis thereafter. In connection with the reporting of results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, we engaged an independent appraisal firm to value our goodwill as of June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded in September 2002. The goodwill was generated in the Ladenburg acquisition in May 2001, and the charge reflected overall market declines since the acquisition. See Note 2 to our condensed consolidated financial statements for a discussion of the adoption of SFAS No. 142.

VALUATION OF DEFERRED TAX ASSETS. We account for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of September 30, 2003, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $21,314. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and for the nine months ended September 30, 2003 and that we continue to be affected by conditions in the economy, we have determined that a valuation allowance at September 30, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2003, we had net operating loss carryforwards of approximately $32,900, expiring in various years from 2015 through 2023, of which approximately $7,400 are subject to restrictions on utilization.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2002

Our revenues for the three months ended September 30, 2003 decreased $817 from 2002 primarily as a result of decreased investment banking fees of $1,336.

Our expenses for the three months ended September 30, 2003 decreased $6,085 from 2002 primarily as a result of decreased compensation and benefits of $1,788, decreased brokerage, communication and clearance fees of $2,640 and other expenses of $1,523.

Our revenues for the three months ended September 30, 2003 consisted of commissions of $11,320, net principal transactions of $897, investment banking fees of $454, investment advisory fees of $603, interest and dividends of $436, syndicate and underwriting income of $128 and other income of $1,322. Our revenues for the three months ended September 30, 2002 consisted of commissions of $10,712, net principal transactions of $954, investment banking fees of $1,790, investment advisory fees of $651, interest and dividends of $579, syndicating and underwriting income of $91 and other income of $1,200. Our expenses for the three months ended September 30, 2003 consisted of compensation and benefits of $10,247 and other expenses of $7,394. Our expenses for the three months ended September 30, 2002 consisted of compensation and benefits of $12,035, and other expenses of $11,691.

The $608 (5.7%) increase in commission income primarily resulted from an improvement in the market for equity securities during the three months ended September 30, 2003.

The $57 (6.0%) decrease in net principal transactions was primarily the result of a decrease in sales credits of approximately $344, net of an increase in trading income during the three months ended September 30, 2003.

The $1,336 (74.6%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity in 2003 compared to 2002, as well as a reduction in the number of professional staff in the corporate finance area of the investment banking department.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


The decrease in compensation expense of $1,788 (14.9%) was primarily due to the net decrease in revenues and various staff reductions in the third and fourth quarters of 2002, as well as in the first and second quarters of 2003.

The decrease of $2,640 (70.6%) in brokerage, communication and clearance fees is primarily due to the renegotiation of our clearing agreement with our primary clearing broker (effective November 2002) and the decrease in proprietary trading activities in 2003 compared to 2002.

The $1,523 (40.1%) decrease in other expenses was primarily due to decreases in customer arbitration settlements, insurance premiums expense, license and registration fees and valuation allowances relating to receivables.

Income tax expense for the three months ended September 30, 2003 was $40 compared to an income tax expense of $2,265 in 2002. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and for the nine months ended September 30, 2003 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at September 30, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2003 and 2002 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

Our revenues for the nine months ended September 30, 2003 decreased $15,866 from 2002 primarily as a result of decreased commissions of $5,049, decreased net principal transactions of $4,432 and decreased investment banking fees of $5,967. Our revenues were adversely affected by the overall declines in the U.S. equity markets and the continuing weak operating environment for the broker-dealer industry.

Our expenses for the nine months ended September 30, 2003 decreased $47,240 from 2002 primarily as a result of the $18,762 impairment of goodwill in 2002, decreased compensation and benefits of $13,157, decreased brokerage, communication and clearance fees of $7,944, and decreased other expenses of $6,232.

Our revenues for the nine months ended September 30, 2003 consisted of commissions of $33,273, net principal transactions of $3,613, investment banking fees of $2,130, investment advisory fees of $1,791, interest and dividends of $1,287, syndicate and underwriting income of $158 and other income of $3,887. Our revenues for the nine months ended September 30, 2002 consisted of commissions of $38,322, net principal transactions of $8,045, investment banking fees of $8,097, investment advisory fees of $2,154, interest and dividends of $1,799, syndicating and underwriting income of $264 and other income of $3,324. Our expenses for the nine months ended September 30, 2003 consisted of compensation and benefits of $31,425, write-off of leasehold improvements of $779 and various other expenses of $20,165. Our expenses for the nine months ended September 30, 2002 consisted of compensation and benefits of $44,582, impairment of goodwill of $18,762 and other expenses of $36,265.

The $5,049 (13.2%) decrease in commission income was primarily a result of a decrease in the number of retail brokers during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

The $4,432 (55.1%) decrease in net principal transactions was primarily the result of decreases in trading income of $3,731 in the 2003 period.

The $5,967 (73.7%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


decrease in capital markets activity in 2003 compared to 2002, as well as a reduction in the number of professional staff in the corporate finance area of the investment banking department.

The decrease in compensation expense of $13,157 (29.5%) was primarily due to the net decrease in revenues and various staff reductions in the third and fourth quarters of 2002 as well as the first and second quarters of 2003.

The decrease of $7,944 (65.6%) decrease in brokerage, communication and clearance fees is primarily due to the renegotiation of our clearing agreement with our primary clearing broker (effective November 2002), the decrease in proprietary trading activities and the decreased amount of commissions earned in 2003 compared to 2002.

The $6,232 (55.2%) decrease in other expenses was primarily due to decreases in advertising, customer arbitration settlements, insurance premiums expense, license and registration fees, travel and valuation allowances relating to receivables.

In connection with the reporting of the results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, the Company completed an additional impairment review and recorded a $18,762 charge for the impairment of goodwill, which was generated in the Ladenburg acquisition. The charge reflected the overall market declines since the acquisition in May 2001. During this review, an independent appraisal firm was engaged to value the Company's goodwill as of June 30, 2002. The appraiser valued the businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded for the second quarter of 2002.

In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result, Ladenburg ceased using one of the several floors it occupies in its New York City office. In accordance with SFAS No. 146, we have evaluated our liability with respect to this space, taking into account estimated future lease payments that could be reasonably obtained for the property. In this evaluation, we concluded that the net book value of the leasehold improvements should be written-off. Accordingly, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off. During the second quarter of 2003, the write-off of leasehold improvements, net of accumulated amortization ($1,592) and the write-off of the unamortized deferred rent credit ($813) resulted in a net charge to operations of $779.

Income tax expense for the nine months ended September 30, 2003 was $122 compared to $1,394 in 2002. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and for the nine months ended September 30, 2003 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at September 30, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2003 and 2002 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Approximately 69.9% of our assets at September 30, 2003 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Ladenburg's regulatory net capital, as defined, of $8,471, exceeded minimum capital requirements of $250 by $8,221 at September 30, 2003. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. In June 2003, we closed our Ft. Lauderdale office, which constituted all of our market making activities. As a result of our decision to eliminate our market making activities, effective June 13, 2003, our minimum net capital requirement decreased from $1,000 to $250.

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

Net cash flows used in operating activities for the nine months ended September 30, 2003 was $5,804 as compared to $8,749 for the 2002 period.

Net cash flows used in investing activities for the nine months ended September 30, 2003 was $405 compared to net cash flows provided by investing activities of $653 for the 2002 period. The difference is primarily attributable to a decrease of $1,500 in the required collateral under our letter of credit facility, in the 2002 period, as stipulated in the lease agreement with one of our landlords.

The capital expenditures of $490 and $898 for the nine months ended September 30, 2003 and 2002, respectively, related principally to leasehold improvements and enhancements to computer equipment.

There was $122 of cash flows provided from financing activities for the nine months ended September 30, 2003, representing 1,301,023 shares of our common stock issued pursuant to our Employee Stock Purchase Plan which commenced on April 1, 2003. There was $3,000 of cash flows provided from financing activities for the nine months ended September 30, 2002 period, representing the issuance by us of $5,000 of promissory notes payable offset by the repayment of $2,000 of outstanding promissory notes payable.

We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $1,233 in 2003 and approximately $5,100 per year until 2015. In addition, Ladenburg Capital has two leases for office space which it no longer occupies. Such leases, which expire in 2007 and 2010, provide for future minimum payments aggregating approximately $9,814. Ladenburg Capital is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


currently in litigation with the landlords, and is attempting to terminate its remaining lease obligations. If Ladenburg Capital is not successful in terminating these leases, Ladenburg Capital plans to sublease the properties. In this situation, Ladenburg Capital's additional minimum lease payments as of September 30, 2003 are approximately $536 in 2003, $2,000 per year from 2004 through 2007 and $1,600 thereafter. Ladenburg Capital has provided for costs in connection with such leases and the recording of a liability at September 30, 2003, which gives effect to estimated sublease rentals. Additional costs may be incurred in connection with terminating the leases, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

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

On August 31, 2001, we borrowed $1,000 from each of New Valley and Frost-Nevada in order to supplement the liquidity of our broker-dealer operations. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002. On March 27, 2002, we borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, we borrowed an additional $2,500 from New Valley (collectively, with the March 2002 Loan, the "2002 Loans") on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans, to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing September 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada Investments Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of September 30, 2003, accrued interest payments as to which a forbearance was received amounted to $2,896 ($1,583 is included in accounts payable and accrued liabilities and $1,313 is included in due to former parent).

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

In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. The principal balance of the Clearing Loans is scheduled to be forgiven as follows: $1,500 in November 2003, $667 in November 2004, $667 in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. If, based on these reviews, it is determined that we require additional funds to support our liquidity and capital base, we would seek to raise additional capital through available sources, including through borrowing additional funds on a short-term basis from New Valley or from other parties, including our shareholders and clearing brokers. Additionally, we may seek to raise money through a rights offering or other type of financing. In May 2002, we filed a registration statement for a proposed $10,000 rights offering to the holders of our outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. However, on August 6, 2002, we announced that we had decided to postpone the rights offering due to market conditions. If additional funds were needed, we could attempt to consummate the rights offering, although we do not currently anticipate that a rights offering could be successfully completed absent a material improvement in market conditions and a significant increase in our stock price. In the circumstance where the rights offering were ultimately consummated, we would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible. If we continue to be unable to generate cash from operations and are unable to find alternative sources of funding as described above, it would have an adverse impact on our liquidity and operations.


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

We maintain inventories of trading securities. At September 30, 2003, the fair market value of our inventories were $313 in long positions and $696 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at September 30, 2003 will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


No securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended September 30, 2003, except on September 17, 2003, we granted to each of our four non-employee directors a ten-year option to purchase 20,000 shares of common stock at an exercise price of $0.30 per share, which options become fully exercisable one year from the date of grant. The foregoing transactions were effected in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 17, 2003, we held our annual meeting of shareholders. At the annual meeting, our shareholders re-elected each of the individuals nominated for election for a term of one year and until their successors are elected and qualified as follows:

----------------------------------------------------------------------------
NOMINEE                         VOTES FOR              VOTES WITHHELD
----------------------------------------------------------------------------
Henry C. Beinstein              26,464,218                142,674
----------------------------------------------------------------------------
Robert J. Eide                  26,464,888                142,004
----------------------------------------------------------------------------
Richard J. Lampen               26,513,478                 93,414
----------------------------------------------------------------------------
Howard M. Lorber                26,484,676                122,216
----------------------------------------------------------------------------
Vincent A. Mangone              26,474,881                132,011
----------------------------------------------------------------------------
Victor M. Rivas                 26,464,700                142,192
----------------------------------------------------------------------------
Richard J. Rosenstock           26,484,174                122,718
----------------------------------------------------------------------------
Mark Zeitchick                  26,474,883                132,009
----------------------------------------------------------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a) EXHIBITS

             10.1 Form of Stock Option Agreement, dated as of September 17, 2003, between the Company and each of Henry C. Beinstein, Robert J. Eide, Richard J. Lampen and Howard M. Lorber

             10.1.1 Schedule of Stock Option Agreements in the form of Exhibit 10.1, including material detail in which such documents differ from Exhibit 10.1

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




                               LADENBURG THALMANN FINANCIAL SERVICES INC.
                               (Registrant)



Date: November 14, 2003         By: /s/ SALVATORE GIARDINA
                                    --------------------------------------------
                                    Salvatore Giardina
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and
                                       Chief Accounting Officer)