Form 10-K
period 2003-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2004-03-30
CIK 1029730

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------
                                    FORM 10-K
                        ---------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER 1-15799

                        ---------------------------------

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

                        ---------------------------------

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                     WHICH REGISTERED
                -------------------                 ------------------------

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

     As of June 30, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of the Registrant's Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the Registrant was approximately $7,000,000.

     As of March 26, 2004, there were 43,627,130 shares of the Registrant's Common Stock outstanding.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                                    FORM 10-K


                                TABLE OF CONTENTS



                                                                                                              PAGE
                                                  PART I

Item 1.   Business.....................................................................................         3
Item 2.   Properties...................................................................................        17
Item 3.   Legal Proceedings............................................................................        18
Item 4.   Submission of Matters to a Vote of Security Holders..........................................        18

                                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................        19
Item 6.   Selected Financial Data......................................................................        20
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................        21
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................        33
Item 8.   Financial Statements and Supplementary Data..................................................        33
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................        33
Item 9A.  Controls and Procedures......................................................................        34

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................        35
Item 11.  Executive Compensation.......................................................................        38
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters..............................................................        43
Item 13.  Certain Relationships and Related Transactions...............................................        46
Item 14.  Principal Accountant Fees and Services.......................................................        49

                                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        49


SIGNATURES.............................................................................................        58




                                     PART I
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1.  BUSINESS.

GENERAL

         We are engaged in retail and institutional securities brokerage, investment banking services and investment activities through our principal operating subsidiary, Ladenburg Thalmann & Co. Inc. ("Ladenburg"). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

         Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange ("NYSE") since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission ("SEC"), the NYSE and the National Association of Securities Dealers, Inc. ("NASD") and is a member of the Securities Investor Protection Corporation ("SIPC"). Ladenburg currently has 179 registered representatives and 158 other full time employees. Its private client services and institutional sales departments serve approximately 70,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

         We were incorporated under the laws of the State of Florida in February 1996. Ladenburg was incorporated under the laws of the State of Delaware in December 1971 and became our wholly owned subsidiary in May 2001. Our principal executive offices, as well as those of Ladenburg, are located at 590 Madison Avenue, New York, New York 10022 and both of our telephone numbers are (212) 409-2000. Ladenburg has branch offices located in Melville, New York, Boca Raton, Florida, Great Neck, New York, Los Angeles, California, New York, New York and Irvine, California. During the first quarter of 2003, we closed our branch office in Cleveland, Ohio. During the second quarter of 2003, we closed our branch office in Ft. Lauderdale, Florida, which constituted all of our market making activity. Ladenburg Thalmann Europe, Ltd., a wholly-owned subsidiary of Ladenburg, is a retail brokerage firm regulated by the Financial Services Authority which maintained an office in London, England, but is currently operating out of Ladenburg's principal executive office. Ladenburg maintains a website located at www.ladenburg.com.

RECENT DEVELOPMENTS

         EXECUTIVE CHANGES

         On March 9, 2004, we entered into a Severance, Waiver and Release Agreement with Victor M. Rivas, our president and chief executive officer. Under the Severance Agreement, effective March 31, 2004, Mr. Rivas will retire from all of his positions with us and our subsidiaries including Ladenburg. In connection with Mr. Rivas' retirement, we entered into an Employment Agreement with Charles I. Johnston pursuant to which Mr. Johnston will serve, effective April 1, 2004, as president, chief executive officer and a member of our board and as chairman and chief executive officer of Ladenburg. Most recently, Mr. Johnston was a managing director and the global head of private client services at Lehman Brothers, Inc. where he was responsible for all aspects of Lehman's private client services business which included 440 brokers in 14 branches.

         DEBT CONVERSION

         On March 29, 2004, we entered into an agreement with New Valley Corporation and Frost-Nevada Investments Trust, the holders of our outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock, subject to shareholder approval. Pursuant to the agreement, New Valley and Frost-Nevada will convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. The agreement is subject to, among other things, approval by our shareholders at a special meeting that is expected to be held in the second quarter of 2004. As a result of the conversion, New Valley and Frost-Nevada will beneficially own approximately 12.5% and 27.6%, respectively, of our common stock. Concurrently with this agreement, we entered into an agreement with Berliner Effektengesellschaft AG, the holder of the remaining $1,990 aggregate principal amount of senior convertible promissory notes, pursuant to which we will repurchase the notes held by Berliner, plus all accrued interest thereon, for $1,000 in cash.

         We currently anticipate recording a pre-tax charge in 2004 of approximately $10,900 in our statements of operations upon closing of these transactions. The charge reflects expense attributable to the reduction in the conversion price of the notes to be converted, offset partially by the gain on the repurchase of the Berliner notes. The net balance sheet effect of the transactions will be an increase in our shareholders' equity of approximately $22,900.

RETAIL BUSINESS

         An increasing percentage of our revenues during the last several years have been generated from the retail business of Ladenburg and Ladenburg Capital Management Inc. ("Ladenburg Capital"), one of our former operating subsidiaries (77.0% in 2003, 64.9% in 2002 and 48.2% in 2001). Ladenburg's private client services and institutional sales departments currently serve approximately a total of 70,000 accounts nationwide. Ladenburg charges commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges.

INVESTMENT BANKING ACTIVITIES

         Revenues generated from the investment banking activities of Ladenburg and Ladenburg Capital, represent 4.6%, 11.4% and 12.5% of our total revenues in 2003, 2002 and 2001, respectively. Our investment banking professionals maintain relationships with businesses and provide them with advisory and investor relations support. Services include:

         o        merger and acquisition consulting;

         o management of and participation in underwriting of public and private equity and debt financings;

         o rendering appraisals, financial evaluations and fairness opinions; and

         o providing general banking and corporate finance consulting services.

         In the investment banking area, our subsidiaries have been active as underwriters or selling group members in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and Ladenburg's ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with regulations regarding its net capital.

INVESTMENT ACTIVITIES

         Ladenburg also seeks to realize investment gains by purchasing, selling and holding securities for its own account on a daily basis. Ladenburg engages for its own account in the arbitrage of securities. We are required to commit the capital necessary for use in these investment activities. The amount of capital committed at any particular time will vary according to market, economic and financial factors, including the other aspects of our business. Additionally, in connection with our investment banking activities, Ladenburg generally receives warrants that entitle it to purchase securities of the corporate issuers for which it raises capital or provides advisory services.

LADENBURG ASSET MANAGEMENT PROGRAM

         Ladenburg offers its customers an asset management program, the Ladenburg Asset Management Program ("LAMP"), to assist its customers in achieving their desired investment objectives. LAMP has the ability to formulate mutual fund portfolios that are balanced, diversified and consistent with each individual's short-term and long-term financial objectives. A variety of factors are taken into consideration when building client portfolios with LAMP, such as allocating investments into a blend of funds and creating portfolios that meet each client's needs. The custom portfolios are monitored on a consistent basis and updated periodically.

WEALTH MANAGEMENT STRATEGY

         Ladenburg provides its customers with a broad range of wealth management services in order to help them manage their financial resources. Through our subsidiaries, Financial Partners Capital Management, Inc. and Ladenburg Thalmann Asset Management, Inc., registered investment advisers, we are able to provide clients with discretionary portfolio management and financial planning.

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

         The Ladenburg Focus Fund, L.P. is an open ended private investment fund that invests its capital in publicly traded equity securities and options strategies for the benefit of a number of our clients. Our wholly owned subsidiary, Ladenburg Capital Fund Management Inc., is the general partner of this fund for which it receives an annual management fee based on the net assets of the fund and an incentive fee based on the performance of the fund each year.

ADMINISTRATION, OPERATIONS, SECURITIES TRANSACTIONS PROCESSING AND CUSTOMER ACCOUNTS

         Ladenburg does not hold any funds or securities for its customers. Instead, it uses the services of a clearing agent on a fully disclosed basis. This clearing agent processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500, of which coverage for cash balances is limited to $100. In addition, all customer accounts are fully protected by an Excess Securities Bond issued by the Radian Asset Assurance, Inc. providing protection for the account's entire net equity (both cash and securities). The services of this clearing agent include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record, and maintain securities transactions for Ladenburg's brokerage activities. It provides these services to Ladenburg's customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agent also lends funds to Ladenburg's customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Ladenburg has agreed to indemnify the clearing broker for losses it may incur on these credit arrangements.

         In November 2002, we renegotiated a clearing agreement with one of our clearing brokers whereby this clearing broker became our primary clearing broker, clearing substantially all of our business (the "Clearing Conversion"). As part of the new agreement with this clearing broker, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us an aggregate of $3,500 (the "Clearing Loans") in December 2002. The Clearing Loans and the related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided we continue to clear our transactions through this clearing broker. As scheduled, in November 2003, $1,500 of the Clearing Loans was forgiven. The remaining principal balance on the Clearing Loans is scheduled to be forgiven as follows:
$667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

COMPETITION

         Ladenburg encounters intense competition in all aspects of its business and competes directly with many other securities firms for clients, as well as registered representatives. Many of its competitors have significantly greater financial, technical, marketing and other resources than it does. National retail firms such as Merrill Lynch Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Morgan Stanley/Dean Witter & Co. dominate the industry. Ladenburg also competes with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. A growing number of brokerage firms offer online trading which has further intensified the competition for brokerage customers. Although Ladenburg offers on-line account access to its customers to review their account balances and activity, it currently does not offer any online trading services to its customers. The continued expansion of discount brokerage firms and online trading could adversely affect the retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services which banks and other institutions ultimately may offer to customers, Ladenburg may be adversely affected to the extent those services are offered on a large scale basis. We try to compete through our advertising and recruiting programs for registered representatives interested in joining us.

GOVERNMENT REGULATION

         The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, the NYSE and the Municipal Securities Rulemaking Board. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern its members and conduct periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Ladenburg is a registered broker-dealer with the SEC and a member firm of the NYSE. It is licensed to conduct activities as a broker-dealer in all 50 states.

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

NET CAPITAL REQUIREMENTS

         As a registered broker-dealer and member of the NYSE, Ladenburg is subject to the SEC's net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method,

Ladenburg is required to maintain net capital equal to $250. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities.

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

         At December 31, 2003, Ladenburg had net capital of $6,745 which exceeded its minimum net capital requirement of $250 by $6,495. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit Ladenburg's operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

PERSONNEL

         At December 31, 2003, we had a total of approximately 324 employees, of which 172 are registered representatives and 152 are other full time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

                                  RISK FACTORS

WE HAVE INCURRED, AND MAY CONTINUE TO INCUR, SIGNIFICANT OPERATING LOSSES.

         We incurred significant losses from operations during each of the past three years. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease additional operations.

IF WE ARE UNABLE TO REPAY OUR OUTSTANDING INDEBTEDNESS OBLIGATIONS WHEN DUE, OUR OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

         At December 31, 2003, we had an aggregate of $29,500 of indebtedness, $20,000 (plus an additional $3,414 of accrued interest at December 31, 2003) of which is secured by our stock of our principal operating subsidiary, Ladenburg, and matures on December 31, 2005. Although the holders of our secured indebtedness have agreed to forbear receiving interest on the debt until January 15, 2005 and recently agreed to convert such indebtedness into shares of our common stock, subject to shareholder approval, there is a risk that our shareholders will not approve the conversion and the conversion will not occur. We cannot assure you that our operations will generate funds sufficient to repay our other existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on our operations.

WE MAY INCUR SIGNIFICANT LOSSES FROM TRADING AND INVESTMENT ACTIVITIES DUE TO MARKET FLUCTUATIONS AND VOLATILITY.

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

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE.

         Our capital requirements continue to be adversely affected by our inability to generate cash from operations. We have been forced to rely on borrowings in order to generate working capital for our operations. Accordingly, we may need to seek to raise additional capital through other available sources, including through equity offerings or borrowing additional funds on a short-term basis from third parties, including our current debtholders, shareholders and clearing broker. As of December 31, 2003, we had cash and cash equivalents of approximately $3,648. Accordingly, if we continue to be unable to generate cash from operations and are unable to find sources of funding, it would have an adverse impact on our liquidity and operations.

OUR EXPENSES MAY INCREASE DUE TO UNRESOLVED REAL ESTATE COMMITMENTS.

         Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $4,335, payable $644 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at December 31, 2003 and 2002. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

         In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property exceed related rental commitments under the lease, no liability for costs associated with vacating the space has been provided. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg's financial position and liquidity.

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

OUR REVENUES MAY DECLINE IN ADVERSE MARKET OR ECONOMIC CONDITIONS.

         During the past several years, unfavorable financial and economic conditions have reduced the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and therefore have been adversely affected by the sustained downturn in the securities markets that prevailed through the middle of 2003. Additionally, the downturn in market conditions led to a decline in the volume of transactions that we executed for our customers and, therefore, to a decline in the revenues we received from commissions and spreads. If these adverse financial and economic conditions return and persist for any extended period of time, we will incur a further decline in transactions and revenues that we receive from commissions and spreads.

WE DEPEND ON OUR SENIOR EMPLOYEES AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS.

         Our success is dependent in large part upon the services of several of our senior executives and employees, including those of Ladenburg. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. If our senior executives or employees terminate their employment with us and we are unable to find suitable replacements in relatively short periods of time, our operations may be materially and adversely affected.

WE FACE SIGNIFICANT COMPETITION FOR PROFESSIONAL EMPLOYEES.

         From time to time, individuals we employ may choose to leave our company to pursue other opportunities. We have experienced losses of registered representatives, trading and investment banking professionals in the past, and the level of competition for key personnel remains intense. We cannot assure you that the loss of key personnel will not occur again in the future. The loss of a registered representative or a trading or investment banking professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results.

OUR PRINCIPAL SHAREHOLDERS INCLUDING OUR DIRECTORS AND OFFICERS CONTROL A LARGE PERCENTAGE OF OUR SHARES OF COMMON STOCK AND CAN SIGNIFICANTLY INFLUENCE OUR CORPORATE ACTIONS.

         At the present time, our executive officers, directors and companies that these individuals are affiliated with beneficially own approximately 22.0% of our common stock. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Additionally, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

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

         In November 2003, we received notice from the Exchange indicating that we were below certain of the continued listing standards of the Exchange, specifically that we had sustained losses in two of its three most recent fiscal years with shareholders' equity of less than $2 million, as set forth in Section 1003(a)(i) of the Exchange's Company Guide. We were afforded an opportunity to submit our plan to regain compliance with the continued listing standards to the Exchange and did so in December 2003. Upon acceptance of the plan, the Exchange provided us with the extension until May 13, 2005 to regain compliance and will allow us to maintain our listing on the Exchange through the plan period, subject to periodic review of our progress by the Exchange's staff. If we do not make progress consistent with the plan or regain compliance with the continued listing standards by the end of the extension period, the Exchange could initiate delisting procedures.

         Additionally, on March 29, 2004, the last reported sale price of our common stock was $0.91. If the Exchange determines that this is a "low selling price," it may require us to effect a reverse split or suspend or remove our common stock from listing on the Exchange. In determining whether a reverse split or suspension or removal is appropriate, the Exchange will consider all pertinent factors including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state or country of incorporation or of any governmental agency having jurisdiction over the company and the relationship to other Exchange policies regarding continued listing.

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

WE MAY LOSE CUSTOMERS AND OUR REVENUES MAY DECLINE DUE TO OUR LACK OF INTERNET BROKERAGE SERVICE CAPABILITY.

         A growing number of brokerage firms offer Internet brokerage services to their customers in response to increased customer demand for these services. While we intend to offer Internet brokerage services in the future, we may not be able to offer services that will appeal to our current or prospective customers and these services may not be profitable. Our failure to commence Internet brokerage services in the near future could have a material adverse effect on our business including the loss of our existing customers to competitors that do offer these services. Additionally, if we commence Internet brokerage services but are unable to attract customers for those services, our revenues will decline.

WE RELY ON ONE PRIMARY CLEARING BROKER AND THE TERMINATION OF THE AGREEMENT WITH THIS CLEARING BROKER COULD DISRUPT OUR BUSINESS.

         Ladenburg primarily uses one clearing broker to process its securities transactions and maintain customer accounts on a fee basis. The clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. In November 2002, we completed the Clearing Conversion and renegotiated our clearing agreement with this clearing broker. In addition, under the new clearing agreement, an affiliate of the clearing broker provided us with the Clearing Loans, aggregating to $3,500, with various terms and maturing at various dates through December 2006. As scheduled, in November 2003, $1,500 of the Clearing Loans was forgiven. The remaining principal balance of the Clearing Loans is scheduled to be forgiven as follows:
$667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenue. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

         Ladenburg depends on the operational capacity and ability of the clearing broker for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, Ladenburg is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreement is terminated for any reason, we would be forced to find an alternative clearing firm. We cannot assure you that we would be able to find an alternative clearing firm on acceptable terms to us or at all.

OUR CLEARING BROKER EXTENDS CREDIT TO OUR CLIENTS AND WE ARE LIABLE IF THE CLIENTS DO NOT PAY.

         Ladenburg permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the clients' account. During periods of volatile markets, the value of the collateral held by the clearing broker could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. Ladenburg has agreed to indemnify the clearing broker for losses it may incur while extending credit to its clients.

WE ARE SUBJECT TO VARIOUS RISKS ASSOCIATED WITH THE SECURITIES INDUSTRY.

         As a securities broker-dealer, Ladenburg is subject to uncertainties that are common in the securities industry. These uncertainties include:

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

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. Ladenburg is much smaller and has much less capital than many competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.

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

         Ladenburg is a registered broker-dealer with the SEC and a member firm of the NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

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

         Ladenburg is subject to the SEC's net capital rule which requires the maintenance of minimum net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method, Ladenburg is required to maintain net capital equal to $250. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital. The net capital rule requires that a broker-dealer maintain a certain minimum level of net capital. The particular levels vary in application depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. The NASD and the NYSE may enter the offices of a broker-dealer at any time, without notice, and calculate the firm's net capital. If the calculation reveals a deficiency in net capital, the NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer, including its ability to make markets. Ladenburg may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.

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

POSSIBLE ADDITIONAL ISSUANCES WILL CAUSE DILUTION.

         While we currently have outstanding 43,627,130 shares of common stock, options to purchase a total of 5,453,030 shares of common stock, warrants to purchase a total of 200,000 shares of common stock and senior convertible promissory notes initially convertible into 11,296,746 shares of common stock, we are authorized to issue up to 200,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise or convert their outstanding options or notes, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

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

ITEM 2.  PROPERTIES.

         Our principal executive offices and those of Ladenburg and other subsidiaries of ours are located at 590 Madison Avenue, 34th Floor, New York, New York 10022, where we lease approximately 82,000 square feet of office space pursuant to a lease that expires in June 2015. We also operate several branch offices located in New York, Florida and California. In January 2003, we closed our office in Cleveland, Ohio and in June 2003, we closed our office in Ft. Lauderdale, Florida.

         Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $4,335, payable $644 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at December 31, 2003 and 2002. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

         In December 2003, Ladenburg Capital terminated its lease obligations relating to the office it previously occupied in Bethpage, New York. As a result of its settlement with the Bethpage landlord, Ladenburg Capital adjusted its liability and a recorded a corresponding reduction in rent expense of $1,175 in the fourth quarter of 2003. This reduction in rent expense, less rent accrued in previous quarters during 2003, resulted in a net credit of $200 for the fiscal year ended December 31, 2003.

         Ladenburg ceased using one of the several floors it occupies in its New York City office and is currently seeking to sublet the property. In accordance with SFAS No. 146, Ladenburg's management evaluates Ladenburg's liability with respect to this space on a quarterly basis, taking into account estimated future sublease payments that could be reasonably obtained for the property. In these evaluations, Ladenburg's management concluded that a liability for this matter did not exist as of December 31, 2003. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg's financial position and liquidity.

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


                                          HIGH($)              LOW($)
                                          -------              ------

2004
           First Quarter*                  1.10                 0.50


2003
           Fourth Quarter                  0.67                 0.32
           Third Quarter                   0.43                 0.22
           Second Quarter                  0.28                 0.05
           First Quarter                   0.12                 0.05

2002
           Fourth Quarter                  0.23                 0.09
           Third Quarter                   0.35                 0.13
           Second Quarter                  0.96                 0.30
           First Quarter                   1.00                 0.57

*Through March 29, 2004.

HOLDERS

         On March 29, 2004, there were approximately 13,300 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On December 17, 2003, we issued ten-year options to various employees to purchase an aggregate of 1,138,550 at $0.45 per share. The options vest in three equal annual installments commencing on the first anniversary of the date of grant. This transaction was effected in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

                                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                    2003              2002              2001              2000             1999
                                               ------------      ------------      ------------      ------------     ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS: (a)
Total revenues .............................   $     61,397      $     79,573      $     93,953      $     89,584     $     77,171
Total expenses .............................         66,665           125,025           106,202            83,372           74,107
(Loss) income before income taxes ..........         (5,420)          (44,993)          (12,249)            6,212            3,064
Net (loss) income ..........................         (5,490)          (46,393)          (12,293)            5,090            4,006


Per common and equivalent share(b):

Basic and diluted:
   (Loss) income per Common Share ..........   $      (0.13)     $      (1.10)     $      (0.31)     $       0.15     $       0.12
                                               ============      ============      ============      ============     ============

Basic and diluted weighted average
   Common Shares (b) .......................     42,567,798        42,025,211        39,458,057        34,647,170       34,647,170
                                               ============      ============      ============      ============     ============


BALANCE SHEET DATA:
Total assets ...............................   $     44,232      $     48,829      $     98,407      $     50,354     $     49,139
Total liabilities, excluding subordinated
      liabilities ..........................         34,768            32,620            40,713            20,054           23,930
Subordinated debt ..........................         22,500            22,500            22,500                --               --
Shareholders' equity (capital deficit) .....        (16,172)          (10,894)           35,194            30,300           25,209

OTHER DATA:

Ratio of assets to shareholders'
     equity ................................            N/A               N/A              2.80              1.66             1.95

Return on average equity ...................          (40.6)%          (381.8)%           (38.0)%            18.3%            20.0%

Return on average equity
     before income taxes ...................          (40.1)%          (370.3)%           (37.5)%            22.4%            15.3%

Book value per share (b) ...................             --                --      $       0.84      $       1.67     $       1.39

Average registered representatives .........            196               399               540               250              171



(a) The financial data prior to May 7, 2001 reflects Ladenburg's financial results and the financial data afterwards reflects Ladenburg Thalmann Financial Services' financial results.

(b) All per share data prior to May 7, 2001 have been retroactively adjusted to reflect the number of equivalent shares received by the former stockholders of Ladenburg in the form of common stock, convertible notes and cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         We are engaged in retail and institutional securities brokerage, investment banking services and proprietary trading through our principal operating subsidiary, Ladenburg. Ladenburg is a full service broker-dealer that has been a member of the NYSE since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, the NYSE and the NASD and is a member of the SIPC. Ladenburg currently has 179 registered representatives and 158 other full time employees. Its private client services and institutional sales departments serve approximately 70,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

         Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our subsidiaries include, among others, Ladenburg, Ladenburg Capital, Ladenburg Thalmann Europe, Ltd. and Ladenburg Capital Fund Management Inc.

         Ladenburg Capital Fund Management ("LCFM") is the sole general partner of the Ladenburg Focus Fund, L.P., an open-ended private investment fund that invests its capital in publicly traded equity securities and options strategies. Through December 31, 2002, the Company accounted for its investment in the limited partnership using the equity method. Commencing in 2003, due to the controlling voting interest of LCFM, the accounts of the limited partnership were consolidated with the Company's accounts. In addition, the prior year financial statements were adjusted to reflect the consolidation of the limited partnership. This adjustment had no effect on the capital deficit at December 31, 2002, or the net loss for the year then ended, as previously reported. In addition, certain reclassifications have been made to prior period financial information to conform to the current period presentation.

         Prior to May 7, 2001, Ladenburg Capital and Ladenburg Capital Fund Management were our only operating subsidiaries. On May 7, 2001, we acquired all of the outstanding common stock of Ladenburg, and we changed our name from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. As part of the consideration for the shares of Ladenburg, we issued the former stockholders of Ladenburg a majority interest in our common stock. For accounting purposes, the acquisition has been accounted for as a reverse acquisition. Under reverse acquisition accounting, we were treated as the acquired entity as Ladenburg's former stockholders held a majority of our common stock following the transaction. As a result, our operating results were included as of May 7, 2001, the date of the acquisition, with the historical financial statements of Ladenburg. As appropriate, in the discussion of operating results, increases in reported revenues and expenses as a result of the acquired operations of Ladenburg Thalmann Financial Services Inc. will be referred to as the "Ladenburg Capital operations." In connection with the acquisition, all per share data has been restated to reflect retroactively the number of shares of common stock, convertible notes and cash received by the former stockholders of Ladenburg. For additional information concerning this transaction, see Note 3 to our consolidated financial statements and Item 13 included in this report.

RECENT DEVELOPMENTS

         EXECUTIVE CHANGES. On March 9, 2004, we entered into a Severance, Waiver and Release Agreement with Victor M. Rivas, our president and chief executive officer. Under the Severance Agreement, effective March 31, 2004, Mr. Rivas will retire from all of his positions with us and our subsidiaries including Ladenburg. In connection with Mr. Rivas' retirement, we entered into an Employment Agreement with Charles I. Johnston pursuant to which Mr. Johnston will serve, effective April 1, 2004, as president, chief executive officer and a member of our board and chairman and chief executive officer of Ladenburg. Most recently, Mr. Johnston was a managing director and the global head of private client services at Lehman Brothers where he was responsible for all aspects of Lehman's private client services business which included 440 brokers in 14 branches.

         DEBT CONVERSION. On March 29, 2004, we entered into an agreement with New Valley Corporation and Frost-Nevada Investments Trust, the holders of our outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock, subject to shareholder approval. Pursuant to the agreement, New Valley and Frost Nevada will convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. The agreement is subject to, among other things, approval by our shareholders at a special meeting that is expected to be held in the second quarter of 2004. As a result of the conversion, New Valley and Frost-Nevada will beneficially own approximately 12.5% and 27.6%, respectively, of our common stock. Concurrently with this agreement, we entered into an agreement with Berliner, the holder of the remaining $1,990 aggregate principal amount of senior convertible promissory notes, pursuant to which we will repurchase the notes held by Berliner, plus all accrued interest thereon, for $1,000 in cash.

         We currently anticipate recording a pre-tax charge in 2004 of approximately $10,900 in our statements of operations upon closing of these transactions. The charge reflects expense attributable to the reduction in the conversion price of the notes to be converted, offset partially by the gain on the repurchase of the Berliner notes. The net balance sheet effect of the transactions will be an increase in our shareholders' equity of approximately $22,900.

         RENEGOTIATION OF CLEARING AGREEMENT. In November 2002, we renegotiated our clearing agreement with one of our clearing brokers whereby this clearing broker became our primary clearing broker, clearing substantially all of our business ("Clearing Conversion"). As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the an aggregate of $3,500 (the "Clearing Loans') in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided we continue to clear our transactions through our primary clearing broker. As scheduled, in November 2003, $1,500 of the Clearing Loans was forgiven. The remaining principal balance of the Clearing Loans is scheduled to be forgiven as follows: $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

         LADENBURG CAPITAL MANAGEMENT. From August 1999 through November 2002, Ladenburg Capital was one of our principal operating subsidiaries in the securities brokerage industry. Ladenburg Capital previously operated as a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acted as an introducing broker, market maker, underwriter and trader for its own account. In July 2002, the market making activities of Ladenburg Capital were terminated. Certain employees working in Ladenburg Capital's market making area were offered employment with Ladenburg. In November 2002, Ladenburg Capital terminated its remaining broker-dealer operations but continued with its other line of business. Ladenburg Capital voluntarily filed at that time to withdraw as a broker-dealer, which withdrawal became effective in January 2004. In conjunction with providing employment to certain former Ladenburg Capital brokers, Ladenburg agreed to and is currently servicing these brokers' customer accounts.

         LITIGATION. On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of the Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. Our motion to dismiss the lawsuit is currently pending. We believe the plaintiffs' claims in this action are without merit and intend to vigorously defend against them.

         In October 2003, an arbitration panel awarded $1,100 in a customer arbitration. Although we have increased our reserves to reflect this award, we have moved in court to vacate this award. The motion to vacate is currently pending. We have several other various pending arbitrations claiming substantial amounts of damages, including one which is seeking compensatory damages of $6,000.

         EMPLOYEE STOCK PURCHASE PLAN. In November 2002, our shareholders approved the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the "Plan"), under which a total of 5,000,000 shares of common stock are available for issuance. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock. Option periods have been initially set at three months long and commence on January 1, April 1, July 1 and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During the year ended December 31, 2003, 1,601,919 shares of our common stock were issued to employees under the Plan, at an average price of $.1325 per share, resulting in a capital contribution of $212.

         CLOSING OF BRANCH OFFICES. In January 2003, we closed our Cleveland, Ohio retail sales office. Additionally, in June 2003, we closed our Ft. Lauderdale office, which constituted all of our market making activities. As a result of our decision to eliminate our market making activities, our minimum net capital requirement decreased from $1,000 to $250.

         WRITE-OFF OF LEASEHOLD IMPROVEMENTS. In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,592, net of the unamortized deferred rent credit of $813, resulted in a net charge to operations of $779 during 2003.

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

         CLEARING ARRANGEMENTS. Ladenburg does not carry accounts for customers or perform custodial functions related to customers' securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg's proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $184 and $233 for the years ended December 31, 2003 and 2002, respectively.

         CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the landlord discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $4,999 and $6,201 for potential arbitration and lawsuit losses as of December 31, 2003 and 2002, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

         SEPTEMBER 11, 2001 EVENTS. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg's mid-town New York headquarters. Some of Ladenburg's and Ladenburg Capital's business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable as of December 31, 2003. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of December 31, 2003, representing the net book value of the damaged property and subsequent construction costs, was $2,118. In October 2003, we filed a Proof of Loss with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800. There are no assurances, however, that we will recover the full amount of insurance available to Ladenburg and Ladenburg Capital as a result of this claim.

         Ladenburg Capital is currently in litigation with its landlord seeking a declaratory judgment that the lease in this building near the World Trade Center be deemed terminated because, among other things, the premises were unsafe and uninhabitable for a period of 270 days after September 11, 2001, pursuant to a lease provision giving Ladenburg Capital the right to terminate in those circumstances. We believe that Ladenburg Capital will prevail and intend to pursue this claim vigorously. However, in the event that Ladenburg Capital does not prevail, it may incur additional future expenses to terminate the long-term commitment or, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

         EXIT OR DISPOSAL ACTIVITY. During the fourth quarter of 2002, we early adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Under SFAS No. 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the "cease-use date"). The fair value of the liability at the "cease-use date" shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property.

         In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property exceed related rental commitments under the lease, no liability for costs associated with vacating the space has been provided. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg's financial position and liquidity.

         FAIR VALUE. "Trading securities owned" and "Securities sold, but not yet purchased" on our consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.

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

         IMPAIRMENT OF GOODWILL. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues on January 1, 2002 and on a periodic basis thereafter. In connection with the reporting of results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, we engaged an independent appraisal firm to value our goodwill as of June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded in September 2002. The goodwill was generated in the Ladenburg acquisition in May 2001, and the charge reflected overall market declines since the acquisition. See Note 2 to our consolidated financial statements for a discussion of the adoption of SFAS No. 142.

         VALUATION OF DEFERRED TAX ASSETS. We account for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2003, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $20,598. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and 2003 and that we continue to be affected by conditions in the economy, we have determined that a valuation allowance at December 31, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2003, we had net operating loss carryforwards of approximately $35,100, expiring in various years from 2015 through 2024, of which approximately $116 are subject to restrictions on utilization.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Our revenues for 2003 decreased $18,176 from 2002 primarily as a result of decreased commissions of $7,420, decreased net principal transactions of $5,432, decreased investment banking fees of $6,337, net of increased other revenues of 1,905. Our revenues were adversely affected by the decrease in our number of registered representatives in 2003 versus 2002.

         Our expenses for 2003 decreased $58,360 from 2002 primarily as a result of the $18,762 impairment of goodwill in 2002, decreased compensation and benefits of $16,205, decreased brokerage, communication and clearance fees of $9,471, and decreased other expenses of $7,570.

         Our revenues for 2003 consisted of commissions of $42,376, net principal transactions of $5,159, investment banking fees of $2,804, investment advisory fees of $2,459, interest and dividends of $1,773, syndicate and underwriting income of $251 and other income of $6,575. Our revenues for 2002 consisted of commissions of $49,796, net principal transactions of $10,591, investment banking fees of $9,141, investment advisory fees of $2,736, interest and dividends of $2,381, syndicating and underwriting income of $258 and other income of $4,670. Our expenses for 2003 consisted of compensation and benefits of $40,671, write-off of leasehold improvements of $779 and various other expenses of $25,215. Our expenses for 2002 consisted of compensation and benefits of $56,876, impairment of goodwill of $18,762, write-off of furniture, fixtures and leasehold improvements of $1,394 and other expenses of $47,993.

         The $7,420 (14.9%) decrease in commission income was primarily a result of a decrease in the number of registered representatives we employed during 2003 compared to 2002. We employed 172 registered representatives as of December 31, 2003 versus 239 as of December 31, 2002.

         The $5,432 (51.3%) decrease in net principal transactions was primarily the result of decreases in trading income of $3,979 in the 2003 period.

         The $6,337 (69.3%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity in 2003 compared to 2002, as well as a reduction in the number of professional staff in the corporate finance area of the investment banking department, from 11 at December 31, 2002 to 8 at December 31, 2003.

         The decrease in compensation expense of $16,205 (28.5%) was primarily due to the net decrease in revenues and various staff reductions in the third and fourth quarters of 2002 as well as the first and second quarters of 2003.

         The decrease of $9,471 (64.3%) decrease in brokerage, communication and clearance fees is primarily due to the Clearing Conversion, the decrease in proprietary trading activities and the decreased amount of agency commission transactions in 2003 compared to 2002.

         The $7,570 (52.3%) decrease in other expenses was primarily due to decreases in advertising, customer arbitration settlements, insurance premiums expense, license and registration fees, travel and valuation allowances relating to receivables.

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

         Income tax expense for 2003 was $70 compared to $1,400 in 2002. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and 2003 and that we continue to be affected by conditions in the economy, management determined that a valuation allowance at December 31, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2003 and 2002 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Our revenues for 2002 decreased $14,380 from 2001 primarily as a result of decreases in net principal transactions of $20,071 offset by an increase in commissions of $10,040. Our revenues were adversely affected by the overall declines in the U.S. equity markets and the continuing weak operating environment for the broker-dealer industry. For comparative purposes, the 2002 period includes revenues generated by the Ladenburg Capital operations for the full year while the 2001 period includes revenues generated by the Ladenburg Capital operations from May 7, 2001 to December 31, 2001.

         Our expenses for 2002, exclusive of the $18,762 goodwill impairment charge, increased $61. The overall net increase includes an increase in rent and occupancy of $3,050, an increase in professional services of $1,899 and a net increase in various other expenses of $2,326, net of decreased employee compensation of $5,865 and decreased brokerage, communication and clearance fees of $1,349. For comparative purposes, the 2002 period includes expenses incurred by the Ladenburg Capital operations for the full year while the 2001 period includes expenses incurred by the Ladenburg Capital operations from May 7, 2001 to December 31, 2001.

         Our revenues for 2002 consisted of commissions of $49,796, net principal transactions of $10,591, investment banking fees of $9,141, syndicate and underwriting income of $258, interest and dividends of $2,381, investment advisory fees of $2,736 and other income of $4,670. Our revenues for 2001 consisted of commissions of $39,756, net principal transactions of $30,662, investment banking fees of $11,698, syndicate and underwriting income of $652, interest and dividends of $4,100, investment advisory fees of $2,696 and other income of $4,389. Our expenses for 2002 consisted of employee compensation and benefits of $56,876, impairment of goodwill of $18,762 and other expenses of $49,387. Our expenses for 2001 consisted of employee compensation and benefits of $62,741 and other expenses of $43,461.

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

         The $20,071 (65.5%) decrease in principal transactions was primarily the result of decreases in trading income of $14,662 in the 2002 period and a decrease in sales credits caused by the continued significant decline in the market for equity securities.

         The decrease in compensation expense of $5,865 (9.3%) was primarily due to the net decrease in revenues.

         As discussed above, in 2002, we recorded a $18,762 charge for the impairment of goodwill, which was generated in the acquisition of the Ladenburg Capital operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         Approximately 58.7% of our assets at December 31, 2003 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

         Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Ladenburg's regulatory net capital, as defined, of $6,745, exceeded minimum capital requirements of $250 by $6,495 at December 31, 2003. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. In June 2003, we closed our Ft. Lauderdale office, which constituted all of our market making activities. As a result of our decision to eliminate our market making activities, effective June 13, 2003, our minimum net capital requirement decreased from $1,000 to $250.

         Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

         Net cash flows used in operating activities for the year ended December 31, 2003 were $6,254 as compared to $195 for the 2002 period. Cash used in operating activities increased to $6,254 for the year ended December 31, 2003 compared with $195 in the prior year. The increase was primarily due to an increase in receivables from clearing brokers, of $9,867 in 2003 compared to a decrease of $16,542 in 2002, decreases of net operating assets of limited partnership of $1,406 in 2003 versus increases of net operating assets of limited partnership of $3,183 in 2002 and a decrease in income taxes receivable of $2,224 in 2003 versus an increase of $1,725 in 2002. These changes were offset by a $40,903 decrease in net loss and decreases of net trading securities owned of $6,204 in 2003 versus $1,773 in 2002. Non-cash charges in 2002 associated with the impairment of goodwill ($18,762), write-off of deferred tax assets ($3,339) and write-off of furniture, fixtures and leasehold improvements of $1,394 contributed significantly to the decrease in net loss of $46,393 in 2002 and $5,490 in 2003.

         Net cash flows used in investing activities for the year ended December 31, 2003 were $434 compared to net cash flows provided by investing activities of $1,521 for the 2002 period. The difference is due to a decrease in purchases of furniture, equipment and leasehold improvements during the 2003 period.

         There was $1,416 of cash flows used in financing activities for the year ended December 31, 2003, primarily representing $1,796 of distributions to limited partners of the Ladenburg Focus Fund. There was $5,332 of cash flows provided by financing activities for the year ended December 31, 2002 period, representing the issuance by us of $5,000 of promissory notes payable offset by the repayment of $2,000 of outstanding promissory notes payable and a decrease in the amount of collateral required under our letter of credit agreement with one of our landlords in the 2002 period.

         We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $4,526 in 2004 and approximately $5,126 per year until 2015. Such amounts exclude the lease referred to in the following paragraph. In addition, one of the leases obligates the Company to occupy additional space at the landlord's option, which may result in aggregate additional lease payments of up to $976 through June 2015.

         Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $4,335 payable $644 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at December 31, 2003 and 2002. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

         Ladenburg ceased using one of the several floors it occupies in its New York City office and is currently seeking to sublet the property. In accordance with SFAS No. 146, Ladenburg's management evaluates Ladenburg's liability with respect to this space on a quarterly basis, taking into account estimated future sublease payments that could be reasonably obtained for the property. In these evaluations, Ladenburg's management concluded that no liability for this lease was required to be recorded as of December 31, 2003. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg's financial position and liquidity.

         In conjunction with the May 2001 acquisition of Ladenburg, we issued a total of $20,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley Corporation, Berliner Effektengesellschaft AG and Frost-Nevada, Limited Partnership (which was subsequently assigned to Frost-Nevada Investments Trust). The $10,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg, bear interest at 7.5% per annum, and the $10,000 principal amount of the note issued to Frost-Nevada bears interest at 8.5% per annum. The notes are currently convertible into a total of 11,296,746 shares of our common stock and are secured by a pledge of the stock of Ladenburg.

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

         On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada Investments Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of December 31, 2003, accrued interest payments as to which a forbearance was received amounted to $3,414. As discussed above, in March 2004, the holders of our senior convertible promissory notes agreed to convert such notes into approximately 26,000,000 shares of common stock at reduced conversion prices ranging from $0.70 to $1.10 per share, subject to shareholder approval. Concurrently with this agreement, we entered into an agreement with Berliner, the holder of the remaining $1,990 aggregate principal amount of senior convertible promissory notes, pursuant to which we will repurchase the notes held by Berliner, plus all accrued interest thereon, for $1,000 in cash. We currently anticipate recording a pre-tax charge in 2004 of approximately $10,900 in our statements of operations upon closing of these transactions. The charge reflects expense attributable to the reduction in the conversion price of the notes to be converted, offset partially by the gain on the repurchase of the Berliner notes. The net balance sheet effect of the transactions will be an increase in our shareholders' equity of approximately $22,900. Notwithstanding the foregoing, we cannot assure you that our operations will generate funds sufficient to repay our other existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on our operations.

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

         In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, $1,500 of principal on the Clearing Loans was forgiven in November 2003. The remaining principal balance of the Clearing Loans is scheduled to be forgiven as follows: $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

         In December 2003, Ladenburg Capital settled its litigation with the landlord and terminated its obligation under a lease expiring in 2007 relating to office space in Bethpage, New York, which it vacated in 2002. As a result of its settlement with the Bethpage landlord, Ladenburg Capital adjusted its liability and recorded a corresponding reduction in rent expense of $1,175 in the fourth quarter of 2003. This reduction in rent expense, less rent accrued in previous quarters during 2003, amounted to a net credit of $200 for the fiscal year ended December 31, 2003.

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

         Our liquidity position continues to be adversely affected by our inability to generate cash from operations. Accordingly, we have been forced to cut expenses as necessary. In order to accomplish this, we have implemented certain cost-cutting procedures throughout our operations including reducing the size of our workforce. Additionally, during the fourth quarter of 2002, in order to reduce future operating expenses, we terminated the operations of Ladenburg Capital and withdrew it as a broker-dealer. Ladenburg Capital filed at that time to withdraw as a broker-dealer, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the accounts of Ladenburg Capital and many of the employees of Ladenburg Capital were offered and have accepted employment with Ladenburg. The termination of Ladenburg Capital's operations reduced support expenses, operating expenses and general administrative expenses.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The table below summarizes information about our contractual obligations as of December 31, 2003 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.


----------------------------------------- ----------------------------------------------------------------------------------------
          Contractual Obligations                                      Payments Due By Period ($)
----------------------------------------- ----------------------------------------------------------------------------------------
                                                Total        Less than 1 year      1-3 years         4-5 years      After 5 years
----------------------------------------- -----------------  ------------------ ---------------- ------------------ --------------
Long-Term Debt                                  29,500             2,500             27,000              --              --
----------------------------------------- -----------------  ------------------ ---------------- ------------------ --------------
Capital Lease Obligations                           --                --                 --              --              --
----------------------------------------- -----------------  ------------------ ---------------- ------------------ --------------
Operating Leases(1)                             60,910             4,526              9,819          10,634            35,931
----------------------------------------- -----------------  ------------------ ---------------- ------------------ --------------
Employment Agreement Compensation(2)               878               698                180              --              --
----------------------------------------- -----------------  ------------------ ---------------- ------------------ --------------
Other Long-Term Liabilities Reflected on              --              --                 --              --              --
the Company's Balance Sheet under GAAP
----------------------------------------- -----------------  ------------------ ---------------- ------------------ --------------
Totals                                          91,288             7,724             36,999          10,634            35,931
----------------------------------------- -----------------  ------------------ ---------------- ------------------ --------------


(1) Excludes $4,335 related to lease for office space vacated in 2001 which is being litigated with landlord.

(2) The employment agreements provide for bonus payments that are excluded from these amounts.

         In addition to the agreement entered into with Charles I Johnston referred to above in Item 1, "Business - Recent Developments - Executive Changes," Ladenburg entered into additional written employment agreements subsequent to December 31, 2003 with several employees, which obligations aggregate approximately $733 and $347 for 2004 and 2005, respectively.

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

         We maintain inventories of trading securities. At December 31, 2003 the fair market value of our inventories were $1,013 in long positions and $4,070 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at December 31, 2003 will not have a material adverse effect on our consolidated financial position or results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in Item 1 above, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Consolidated Financial Statements and Notes thereto, together with the reports thereon of Eisner LLP dated February 5, 2004 and PricewaterhouseCoopers LLP dated March 22, 2002, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective September 30, 2002, we changed our independent accountants as described in our Current Report on Form 8-K dated September 30, 2002 and filed with the SEC on October 2, 2002.

ITEM 9A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of March 26, 2004. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors.

Name                       Age      Position
----                       ---      --------

Howard M. Lorber           55       Chairman of the Board
Victor M. Rivas            60       President and Chief Executive Officer
Vincent A. Mangone         38       Director
Mark Zeitchick             38       Director
Henry C. Beinstein         61       Director
Robert J. Eide             51       Director
Richard J. Lampen          50       Director
Richard J. Rosenstock      52       Director
Salvatore Giardina         42       Vice President and Chief Financial Officer


         HOWARD M. LORBER has been chairman of our board of directors since May 2001. Since November 1994, he has been president, chief operating officer and a member of the board of directors of New Valley, a company engaged in the real estate business and seeking to acquire additional operating companies. From January 1994 to January 2001, Mr. Lorber was a consultant to Vector Group Ltd., a New York Stock Exchange-listed holding company, with subsidiaries engaged in the manufacture and sale of cigarettes and the principal shareholder of New Valley, and since January 2001 has served as its president, chief operating officer and a member of its board of directors. Mr. Lorber has been chairman of the board of directors of Hallman & Lorber Associates Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates since 1975. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the NASD since 1984. Since 1990, Mr. Lorber has been chairman of the board of directors of Nathan's Famous, Inc., a chain of fast food restaurants, and has been its chief executive officer since 1993. Mr. Lorber also serves as a director of United Capital Corp., a real estate investment and diversified manufacturing company, and of Prime Hospitality Corp., a company doing business in the lodging industry. He is also a trustee of Long Island University.

         VICTOR M. RIVAS has been our president and chief executive officer and a member of our board of directors since May 2001. Mr. Rivas will retire from all of his positions with us and our subsidiaries effective March 31, 2004. For more information regarding Mr. Rivas' retirement, see Item 1, "Business - Recent Developments - Executive Changes" above. Mr. Rivas has been affiliated with Ladenburg, our primary operating subsidiary, since September 1997 and has been its chairman and chief executive officer since July 1999. He has been co-chairman of the board of directors of Ladenburg Capital Management Inc., one of our previous operating subsidiaries, since November 2001. Since October 1999, he has been a member of the board of directors of New Valley. Prior to joining Ladenburg, Mr. Rivas served as an executive officer of the brokerage firms of Rickel & Associates, Inc. from March 1997 to September 1997 and Janssen-Meyers Associates, L.P. from January 1996 to March 1997. Mr. Rivas had previously served as chairman of the board and chief executive officer of Conquest Industries Inc. and its subsidiary, Conquest Airlines Corp.

         VINCENT A. MANGONE has been a member of our board of directors since August 1999. He also served as our executive vice president from August 1999 until December 2003. Mr. Mangone has been a registered representative with Ladenburg since March 2001. Mr. Mangone has also been affiliated with Ladenburg Capital since October 1993 and has been an executive vice president since September 1995.

         MARK ZEITCHICK has been a member of our board of directors since August 1999. He also served as our executive vice president from August 1999 until December 2003. Mr. Zeitchick has been a registered representative with Ladenburg since March 2001. Mr. Zeitchick has also been affiliated with Ladenburg Capital since October 1993. Mr. Zeitchick has been Ladenburg Capital's co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital. From May 2001 until November 2001, he served as chairman of Ladenburg Capital, and became co-chairman in November 2001.

         HENRY C. BEINSTEIN has been a member of our board of directors since May 2001. Mr. Beinstein has been a director of New Valley since 1994 and of Vector Group since March 2004. Since August 2002, Mr. Beinstein has been a money manager and an analyst and registered representative of Gagnon Securities, LLC, a broker-dealer and a member firm of the NASD. He retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand.

         ROBERT J. EIDE has been a member of our board of directors since May 2001. He has also been the chairman and treasurer of Aegis Capital Corp. since before 1988. Mr. Eide also serves as a director of Nathan's Famous and Vector Group.

         RICHARD J. LAMPEN has been a member of our board of directors since January 2002. He has been the executive vice president and general counsel of New Valley since October 1995 and a member of its board of directors since July 1996. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. Since January 1997, Mr. Lampen has served as a director of CDSI Holdings Inc., a company with interests in the marketing services business, and since November 1998 has been its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

         RICHARD J. ROSENSTOCK has been a member of our board of directors since August 1999. From May 2001 until December 2002, Mr. Rosenstock served as vice chairman of our board of directors and from August 1999 until December 2002, served as our chief operating officer. He also served as our president from August 1999 until May 2001. Since January 2003, Mr. Rosenstock has been a registered representative of Ladenburg. Mr. Rosenstock was affiliated with Ladenburg Capital from 1986 until December 2002, serving from May 2001 as Ladenburg Capital's chief executive officer. From January 1994 until May 1998, he served as an executive vice president of Ladenburg Capital and was its president from May 1998 until November 2001.

OTHER EXECUTIVE OFFICER

         SALVATORE GIARDINA has been our vice president and chief financial officer since October 2002 and was our vice president of finance from June 2001 until October 2002. Mr. Giardina has been affiliated with Ladenburg since February 1990. He has served as Ladenburg's chief financial officer since August 1998, and from February 1990 until August 1998, served as its controller. From August 1983 until February 1990, Mr. Giardina was an auditor with the national public accounting firm of Laventhol & Horwath. Mr. Giardina is a certified public accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the fiscal year ended December 31, 2003.

AUDIT COMMITTEE FINANCIAL EXPERT

         Currently, our audit committee is comprised of Henry C. Beinstein, Robert J. Eide and Richard J. Lampen, with Mr. Beinstein serving as the chairman of the audit committee. Our board of directors believes that the audit committee has at least one "audit committee financial expert" (as defined in Regulation 240.401(h)(1)(i)(A) of Regulation S-K) serving on its audit committee, such "audit committee financial expert" being Mr. Beinstein. Our board of directors also believes that Mr. Beinstein would be considered an "independent" director under Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

CODE OF ETHICS

         In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics has been filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table shows the compensation paid or accrued by us to our chief executive officer and to our most highly compensated executive officers whose total 2003 compensation exceeded $100 (collectively, the "Named Executive Officers") for the calendar years 2003, 2002 and 2001. All compensation figures in this table and the notes thereto, are in dollars.

----------------------------------------------------------------------------------------------------------------------------------
                                                             ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                           FISCAL       ------------------------------ -----------------------        ALL OTHER
     NAME AND PRINCIPAL POSITION           PERIOD        SALARY ($)      BONUS ($)          OPTIONS (#)              COMPENSATION
----------------------------------------------------------------------------------------------------------------------------------
Victor M. Rivas                              2003         500,000        500,000(1)             -0-                   2,254(2)
    President and Chief Executive            2002         500,000        595,678(3)           300,000                 3,044(2)
    Officer                                  2001         500,000(4)     867,826(5)         1,000,000               375,000(6)
----------------------------------------------------------------------------------------------------------------------------------
Mark Zeitchick                               2003          90,000        307,981(7)             -0-                  79,580(2)
    Former Executive Vice                    2002          90,000        378,055(7)           250,000                32,357(2)
    President                                2001          66,500        379,681(7)             -0-                  15,458(2)
----------------------------------------------------------------------------------------------------------------------------------
Vincent A. Mangone                           2003          90,000        307,981(7)             -0-                  85,378(2)
    Former Executive Vice                    2002          90,000        378,055(7)           250,000                40,341(2)
    President                                2001          66,500        379,681(7)             -0-                  10,752(2)
----------------------------------------------------------------------------------------------------------------------------------
Salvatore Giardina                           2003         214,000         55,000(8)            30,000                   -0-
   Vice President and Chief                  2002         214,000            -0-               35,000                    70(9)
   Financial Officer                         2001         214,000          3,500(8)             -0-                     709(9)
----------------------------------------------------------------------------------------------------------------------------------


(1)      Represents a $500,000 bonus paid by us.

(2) Represents commissions earned from customer accounts for which the individual is a designated account representative.

(3) Represents (i) a $500,000 bonus paid by us and (ii) a $95,678 bonus paid by us under our Special Performance Incentive Plan.

(4) Represents $173,973 of salary paid by Ladenburg prior to the consummation of the stock purchase agreement with New Valley, Berliner and Ladenburg on May 7, 2001 and $326,027 of salary paid thereafter by us.

(5) Represents (i) a $173,973 bonus paid by Ladenburg, (ii) a $326,027 bonus paid by us pursuant to his employment agreement and (iii) a $367,826 bonus paid by us under our Special Performance Incentive Plan.

(6) Represents the portion of a fee paid by New Valley to Mr. Rivas which was reimbursed by Ladenburg for his services in connection with the closing of the stock purchase agreement with New Valley, Berliner and Ladenburg

(7) Represents a bonus paid to the individual under our Special Performance Incentive Plan.

(8)      Represents a discretionary bonus received by the individual.

(9) Represents residual earnings from stock options surrendered with respect to the 1995 merger of Ladenburg Thalmann and New Valley.

COMPENSATION ARRANGEMENTS FOR EXECUTIVE OFFICERS

         Victor M. Rivas is currently employed by us as our president and chief executive officer under an employment agreement with Ladenburg which expires in August 2004. On March 9, 2004, we entered into a Severance, Waiver and Release Agreement with Mr. Rivas. Under the Severance Agreement, effective March 31, 2004, Mr. Rivas will retire from all of his positions with us and all of our subsidiaries including Ladenburg. Pursuant to the Severance Agreement, Mr. Rivas will receive (i) a lump sum payment of approximately $449 (representing various amounts owed to him under his existing employment agreement) and (ii) continued health benefits under his existing employment agreement until the earlier of his 65th birthday or until he is covered on a comparable basis by another plan.

         In connection with Mr. Rivas' retirement, we entered into an Employment Agreement dated March 9, 2004 with Charles I. Johnston pursuant to which Mr. Johnston will serve as our president and chief executive officer and as chairman and chief executive officer of Ladenburg effective as of April 1, 2004. Under the Employment Agreement, Mr. Johnston will receive (i) a base salary of $250 per year, (ii) a payment of approximately $10 on April 1, 2004, (iii) the right to participate in an annual bonus plan for the benefit of our executives if we adopt such a plan and (iv) options to purchase 2,500,000 shares of our common stock at a price of $0.75 per share, 1,000,000 of which are under our 1999 Performance Equity Plan and 1,500,000 of which are outside the plan. The options vest based on his continued employment in five annual installments commencing on March 9, 2005 and expire on March 8, 2014. The options provide that if a "change of control" (as defined in the Employment Agreement) occurs, all options not yet vested will vest and become immediately exercisable. If Mr. Johnston is terminated by us for any reason other than for cause within the first year of the agreement, we are obligated to pay him $100 and 100,000 of his options will vest. Thereafter, we will be required to pay him a full year's base salary upon his termination by us. The employment agreement also provides that Mr. Johnston will not compete with us or any of our subsidiaries in any company that is materially involved in the retail brokerage business for a period of one year from the date of his termination.

         Salvatore Giardina is currently employed by us as our executive vice president and chief financial officer until April 1, 2005 under an employment agreement with Ladenburg. The employment agreement provides for an annual base salary of approximately $214 subject to periodic increases and discretionary bonuses as determined by our board of directors or our compensation committee. If Mr. Giardina is terminated by us for any reason other than for cause during the term of the agreement, we are obligated to pay him the remainder of his salary during the term of the agreement as a lump sum payment. The agreement provides that Mr. Giardina will not, for a period of one year from the date of his termination, solicit or induce any director, officer or employee of us or our subsidiaries to terminate such person's employment or to become employed by any other corporation or business.

         Effective December 31, 2002, we entered into an amendment to Richard Rosenstock's employment agreement that provided for him to no longer be employed by us. However, he will continue to be employed by Ladenburg as a registered representative until December 31, 2005. Mr. Rosenstock, a member of our board of directors and our former vice chairman and chief operating officer, received $25 upon signing of the amendment and received a monthly base salary of approximately $17 for the first year of the agreement and will receive a monthly base salary of $15 for the second and third years of the agreement. Additionally, Mr. Rosenstock will receive 50% of all of his retail brokerage production for the term of the agreement and 15% of any compensation received by Ladenburg or any of its affiliates as a finders fee for any corporate finance transactions entered into within 18 months after the introduction by Mr. Rosenstock to Ladenburg. However, he will no longer be entitled to participate in the Special Performance Incentive Plan and Annual Incentive Bonus Plan. The agreement provides that Mr. Rosenstock will not compete with us or our subsidiaries for a period of one year from the date of his termination, but allows him to deal with any of his prior or then existing customers or clients without any restriction. The signing bonus and base salary are considered a buy-out for accounting purposes, and accordingly, a total of $590 was accrued as of December 31, 2002 and included in operating expenses for 2002.

         Messrs. Zeitchick and Mangone, our former executive vice presidents, were previously employed by us and Ladenburg Capital pursuant to five-year employment agreements dated August 24, 1999. Due to our financial condition, Messrs. Zeitchick and Mangone voluntarily forfeited 25% of the compensation due to them under the Special performance Incentive Plan for the period from September 1, 2002 through December 31, 2002. Effective December 31, 2003, we entered into amendments to each of Messrs. Zeitchick's and Mangone's agreements that provided for them to terminate their employment with us as our executive vice presidents. The amendments provides for each of them to be employed with Ladenburg as a registered representative until August 31, 2004. Messrs. Zeitchick and Mangone will each receive a monthly base salary of approximately $4 for the duration of the agreement and be entitled to continue to participate in our Annual Incentive Bonus Plan as well as receive an override (as defined in our Special Performance Incentive Plan) at a rate of 0.25335%. They will also receive a 50% payout on all of their retail brokerage production in accordance with Ladenburg's standard procedures as well as 15% of any compensation received by Ladenburg or any of its affiliates as a finders fee for any corporate finance transactions entered into within 18 months after the introduction by them to Ladenburg. Additionally, if Ladenburg Capital Fund Management, the general partner of the Ladenburg Focus Fund, is paid any performance, management or other fee in connection with the fund during or relating to the year ended December 31, 2003, they shall receive 20% of such amount paid. The agreements provide that Messrs. Zeitchick and Mangone will not compete with us or our subsidiaries for a period of one year from the date of their termination, but allows them to deal with any of their prior or then existing customers or clients without any restriction. The remaining salary payable under these amended employment agreements is considered a buy-out for accounting purposes, and accordingly, a total of $60 was accrued as of December 31, 2003 and included in operating expenses for 2003.

COMPENSATION ARRANGEMENTS FOR DIRECTORS

         Directors who are employees of ours receive no cash compensation for serving as directors. Our non-employee directors receive annual fees of $15, payable in quarterly installments, for their services on our board of directors, and members of our audit committee and compensation committee each receive an additional annual fee of $10 and $5, respectively. In addition, each director receives five hundred dollars per meeting that he attends. Additionally, upon their election or re-election, as the case may be, we grant our non-employee directors ten-year options under our 1999 Performance Equity Plan to purchase 20,000 shares of our common stock at fair market value on the date of grant. All of our directors are reimbursed for their costs incurred in attending meetings of the board of directors or of the committees on which they serve.

OPTION GRANTS

         The following table represents the stock options granted in the fiscal year ended December 31, 2003, to the Named Executive Officers.

--------------------------------------------------------------------------------------------------------------------------------
                                                  STOCK OPTION GRANTS IN 2003
--------------------------------------------------------------------------------------------------------------------------------
---------------------------- ------------------- ------------------------ ---------------- --------------- ---------------------
                                 NUMBER OF
                                 SECURITIES         PERCENT OF TOTAL
                                 UNDERLYING        OPTIONS GRANTED TO     EXERCISE PRICE                    GRANT DATE PRESENT
     NAME OF EXECUTIVE        OPTIONS GRANTED         EMPLOYEES IN        OF OPTIONS ($)     EXPIRATION        VALUE(1)($)
                                    (#)              FISCAL YEAR (%)                            DATE
---------------------------- ------------------- ------------------------ ---------------- --------------- ---------------------
Salvatore Giardina                 30,000                 2.6%                 0.45           12/16/13           $12,300
---------------------------- ------------------- ------------------------ ---------------- --------------- ---------------------


(1) The estimated present value at grant date of the options granted to such individual has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 103.20%, a risk-free rate of 4.27%, an expected life of 10 years, a dividend rate of 0% and no forfeiture. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         The following table sets forth the fiscal year-end option values of outstanding options at December 31, 2003, and the dollar value of unexercised, in-the-money options for our Named Executive Officers. There were no stock options exercised by any of the Named Executive Officers in 2003.

---------------------------------------------------------------------------------------------------------------------
                                      AGGREGATED FISCAL YEAR-END OPTION VALUES
---------------------------------------------------------------------------------------------------------------------
                                  NUMBER OF SECURITIES UNDERLYING                DOLLAR VALUE OF UNEXERCISED
                                       UNEXERCISED OPTIONS AT                      IN-THE-MONEY OPTIONS AT
                                          FISCAL YEAR END:                             FISCAL YEAR END
---------------------------- ------------------------------------------- --------------------------------------------
NAME                            EXERCISABLE (#)       UNEXERCISABLE (#)      EXERCISABLE ($)       UNEXERCISABLE ($)
---------------------------- --------------------- --------------------- --------------------- ----------------------
Victor M. Rivas                    766,666               533,334                 -0-                    -0-
---------------------------- --------------------- --------------------- --------------------- ----------------------
Mark Zeitchick                     183,333               166,667                 -0-                    -0-
---------------------------- --------------------- --------------------- --------------------- ----------------------
Vincent A. Mangone                 183,333               166,667                 -0-                    -0-
---------------------------- --------------------- --------------------- --------------------- ----------------------
Salvatore Giardina                  11,667                53,333                 -0-                    -0-
---------------------------- --------------------- --------------------- --------------------- ----------------------



ANNUAL INCENTIVE BONUS PLAN

         On August 23, 1999, our shareholders adopted the Annual Incentive Bonus Plan, which is a performance-based compensation plan for our executive officers and other key employees. The plan is administered by our compensation committee and is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code. Under this plan, bonuses are paid to participants selected by our compensation committee if performance targets established by our compensation committee are met within the specified performance periods. For the fiscal year ended December 31, 2003 and for the fiscal year ending December 31, 2004, our compensation committee determined that participating employees would share in a bonus pool equal to 25% of our net income before taxes and before the accrual of compensation payable under this plan provided that we achieve a 10% return on equity before taxes at the end of the fiscal year. The maximum award payable annually to any participant under this plan was limited to a percentage of the bonus pool created and was subject to the maximum limit of $5,000 for any person. The maximum award available to Victor M. Rivas under the Plan was limited to 32.5% of the Pool and the maximum award available to any other participant under the plan was limited to 22.5% of the Pool. No awards were made under the Bonus Plan for fiscal 2003 to Messrs. Rivas, Zeitchick and Mangone, the participants in the Bonus Plan for 2003. The compensation committee has selected Messrs. Zeitchick and Mangone to participate in the Bonus Plan for fiscal 2004.

SPECIAL PERFORMANCE INCENTIVE PLAN

         On August 23, 1999, our shareholders adopted our Special Performance Incentive Plan. The Special Performance Incentive Plan is similar in nature to the Annual Incentive Bonus Plan in seeking to provide performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. Executive officers and key employees selected by our compensation committee may receive bonuses upon reaching performance targets established by our compensation committee within specific performance periods, which performance targets may be based upon one or more selected business criteria. For the fiscal year ended December 31, 2003 and for the fiscal year ending December 31, 2004, the compensation committee has determined that participants are entitled to receive an incentive award that is based on our total consolidated revenues provided that specified commission levels are achieved. Awards are payable monthly, based on the average monthly revenues to such date. However, final awards reflecting the performance for the last month of the fiscal period and the fiscal period overall are not paid until all financial results for the year are reconciled and the compensation committee has approved and certified that the established performance requirements have been achieved. The maximum award payable for any fiscal period to any participant is the lesser of $5,000 or a set percentage for the individual participants as disclosed elsewhere in this report. Messrs. Rivas, Zeitchick and Mangone received bonuses under the Special Performance Incentive Plan for fiscal 2003 as disclosed in the Summary Compensation table above. The compensation committee has determined that Messrs. Zeitchick and Mangone will currently be entitled to participate in this plan for fiscal 2004.

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

LADENBURG THALMANN FINANCIAL SERVICES INC. EMPLOYEE STOCK PURCHASE PLAN

         In November 2002, our shareholders approved the "Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan," under which a total of 5,000,000 shares of common stock are available for issuance. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock. Option periods have been initially set at three months long and commence on January 1st, April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. On the first day of each option period, known as the "date of grant," each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an "exercise date." On the exercise date, the amounts withheld will be applied to purchase shares for the employee from us. The purchase price will be the lesser of 85% of the last sale price of our common stock on the date of grant or on the exercise date. The Plan became effective November 6, 2002 and as of the date of this report, 1,601,919 shares of common stock have been issued under it.

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

         Victor M. Rivas, our president and chief executive officer, serves as a member of New Valley's board of directors, of which Mr. Lorber is president, chief operating officer and a director. Additionally, Richard J. Lampen, New Valley's executive vice president, general counsel and director, is a member of our board of directors. Prior to October 2002, New Valley's board of directors did not have a separate compensation committee and acted on compensation matters as an entire body. No individual who is an executive officer of ours currently serves on the New Valley compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of March 26, 2004 with respect to the beneficial ownership of our common stock by (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) the Named Executive Officers and
(iv) all of our current directors and executive officers as a group. Except as otherwise stated, the business address of each of the below listed persons is c/o Ladenburg Thalmann Financial Services Inc., 590 Madison Avenue, 34th Floor, New York, New York 10022.


                                                        AMOUNT AND NATURE OF                PERCENT OF CLASS
NAME OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP(1)            OF VOTING SECURITIES
------------------------                               -----------------------            --------------------

Phillip Frost, M.D. (2)                                     8,461,841(3)                           16.8%
Berliner Effektengesellschaft AG(4)                         5,575,556(5)                           12.5%
Bennett S. LeBow                                            4,381,314(6)                           10.0%
Richard J. Rosenstock                                       3,968,012(7)                            9.0%
New Valley Corporation(8)                                   3,944,216(9)                            8.3%
Carl C. Icahn(10)                                           3,396,258(11)                           7.8%
Mark Zeitchick                                              1,692,977(12)                           3.9%
Vincent Mangone                                             1,692,977(13)                           3.9%
Howard M. Lorber                                            1,555,878(14)                           3.6%
Victor M. Rivas                                               879,466(15)                           2.0%
Richard J. Lampen                                              78,367(16)                            *
Robert J. Eide                                                 51,367(17)                            *
Henry C. Beinstein                                             51,361(18)                            *
Salvatore Giardina                                             23,333(19)                            *
All directors and executive officers as a group             9,993,738(20)                          22.0%
(9 persons)


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

(2) The business address of Dr. Frost is c/o IVAX Corporation, 4400 Biscayne Boulevard, Miami, Florida 33137.

(3) Represents (i) 1,844,366 shares of common stock held by Frost Gamma Investments Trust, a trust organized under Nevada law, (ii) 100,000 shares of common stock issuable upon exercise of an immediately exercisable warrant held by Frost Gamma, (iii) 6,497,475 shares of common stock issuable upon conversion of a senior convertible promissory note held by Frost-Nevada Investments Trust, a trust organized under Nevada law, and (iv) 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost. Does not include additional shares of common stock that will be issuable, subject to shareholder approval, upon conversion of the senior convertible promissory note held by Frost-Nevada pursuant to the debt conversion agreement we entered into in March 2004. See Item 1, "Business - Recent Developments - Debt Conversion" above. Dr. Frost is the sole trustee of both Frost Gamma Investments Trust and Frost-Nevada Investments Trust. Dr. Frost is also (a) the sole limited partner of Frost Gamma Limited Partnership, the beneficiary of Frost Gamma Investments Trust, and is the sole shareholder of Frost-Nevada Corporation, the sole shareholder of Frost Gamma Inc., the general partner of Frost Gamma Limited Partnership, (b) one of the three limited partners of Frost-Nevada, Limited Partnership, the beneficiary of Frost-Nevada Investments Trust, and is the sole shareholder of Frost-Nevada Corporation, the general partner of Frost-Nevada, Limited Partnership and (c) the sole shareholder of Frost Beta, Inc., the sole general partner of Frost Beta, LLP, a limited partner of Frost-Nevada, Limited Partnership. Record ownership of these shares may be transferred from time to time among Dr. Frost and, in addition to other entities that he may control, any or all of Frost Gamma Investments Trust, Frost Gamma Limited Partnership, Frost Gamma Inc., Frost-Nevada Investments Trust, Frost-Nevada, Limited Partnership, Frost Beta, Inc., Frost Beta, LLP and Frost-Nevada Corporation. Accordingly, solely for purposes of reporting beneficial ownership of these shares pursuant to
         Section 13(d) of the Exchange Act, each of these parties will be deemed to be the beneficial owner of the shares held by any other of the parties. The foregoing information was derived from an Amendment to
         Schedule 13D filed with the SEC on September 10, 2001 as well as from information made known to us.

(4) The business address for Berliner Effektengesellschaft AG is Kurfustendamm 119, 10711 Berlin, Germany.

(5) Includes 955,055 shares of common stock issuable upon conversion of a senior convertible promissory note held by Berliner. As described above in Item 1, "Business -- Recent Developments -- Debt Conversion" we agreed to repurchase this note held by Berliner.


(6) Represents (i) 758,205 shares of common stock held directly by Mr. LeBow, (ii) 3,325,199 shares of common stock held by LeBow Gamma Limited Partnership, a Nevada limited partnership, (iii) 110,336 shares of common stock held by LeBow Alpha LLLP, a Delaware limited liability limited partnership, (iv) 147,574 shares of common stock held by The Bennett and Geraldine LeBow Foundation, Inc., a Florida not-for-profit corporation, and (v) 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. LeBow. Does not include the shares of common stock beneficially owned by New Valley Corporation of which Mr. LeBow serves as an executive officer and director. Mr. LeBow indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnerships. LeBow Holdings, Inc., a Nevada corporation, is the sole stockholder of LeBow Gamma, Inc., a Nevada corporation, which is the general partner of LeBow Gamma Limited Partnership, and is the general partner of LeBow Alpha LLLP. Mr. LeBow is a director, officer and sole stockholder of LeBow Holdings, Inc. and a director and officer of LeBow Gamma, Inc. Mr. LeBow and family members serve as directors and executive officers of the Foundation and Mr. LeBow possesses shared voting and shared dispositive power with the other directors of the Foundation with respect to the Foundation's shares of common stock. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on December 21, 2001 as well as from information made known to us.

(7) Represents (i) 3,701,346 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, and (ii) 266,666 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock. Does not include 83,334 shares of common stock issuable upon exercise of options held by Mr. Rosenstock that are not currently exercisable and that will not become exercisable within the next 60 days.

(8) The business address for New Valley Corporation is 100 S. E. Second Street, Miami, Florida 33131.

(9) Represents (i) 3,844,216 shares of common stock issuable upon conversion of a senior convertible promissory note held by New Valley and (ii) 100,000 shares of common stock issuable upon exercise of immediately exercisable warrants held by New Valley. Does not include additional shares of common stock that will be issuable, subject to shareholder approval, upon conversion of the senior convertible promissory note held by New Valley pursuant to the debt conversion agreement we entered into in March 2004. See Item 1, "Business - Recent Developments - Debt Conversion" above.

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

(12) Represents (i) 1,414,211 shares of common stock held of record by MZ Trading LLC, of which Mr. Zeitchick is the sole managing member, (ii) 12,100 shares of common stock held of record by Mr. Zeitchick and (iii) 266,666 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Zeitchick. Does not include 83,334 shares of common stock issuable upon exercise of options held by Mr. Zeitchick that are not currently exercisable and that will not become exercisable within the next 60 days.

(13) Represents (i) 1,426,311 shares of common stock held of record by The Vincent A. Mangone Revocable Living Trust Dated 11/5/96, of which Mr. Mangone is the sole trustee and beneficiary, and (ii) 266,666 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Mangone. Does not include 83,334 shares of common stock issuable upon exercise of options held by Mr. Mangone that are not currently exercisable and that will not become exercisable within the next 60 days.

(14) Represents (i) 1,392,251 shares of common stock held directly by Mr. Lorber, (ii) 118,560 shares of common stock held by Lorber Alpha II Partnership, a Nevada limited partnership, (iii) 5,067 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, and (iv) 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber. Does not include (i) 20,000 shares of common stock issuable upon exercise of options held by Mr. Lorber that are not currently exercisable and that will not become exercisable within 60 days and (ii) the shares of common stock beneficially owned by New Valley Corporation of which Mr. Lorber serves as an executive officer and director. Mr. Lorber indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnership. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Mr. Lorber and family members serve as directors and executive officers of Lorber Charitable Fund, and Mr. Lorber possesses shared voting power and shared dispositive power with the other directors of the fund with respect to the fund's shares of our common stock. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on December 21, 2001 as well as from information made known to us.

(15) Includes 866,666 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rivas. Does not include 433,334 shares of common stock issuable upon exercise of options held by Mr. Rivas that are not currently exercisable and that will not become exercisable within the next 60 days.

(16) Includes 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lampen. Does not include (i) 20,000 shares of common stock issuable upon exercise of options held by Mr. Lampen that are not currently exercisable and that will not become exercisable within the next 60 days and (ii) the shares of common stock beneficially owned by New Valley Corporation of which Mr. Lampen serves as an executive officer and director.

(17) Includes 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Eide. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Eide that are not currently exercisable and that will not become exercisable within 60 days.

(18) Includes (i) 823 shares of common stock held of record in the individual retirement account of Mr. Beinstein's spouse and (ii) 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Beinstein that are not currently exercisable and that will not become exercisable within 60 days.

(19) Includes 23,333 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Giardina. Does not include 41,667 shares of common stock issuable upon exercise of options held by Mr. Giardina that are not currently exercisable and that will not become exercisable within the next 60 days.

(20) Includes 1,849,997 shares of common stock issuable upon exercise of currently exercisable options and excludes 805,003 shares of common stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days. See notes 7, 12, 13, 14, 15, 16, 17, 18 and 19.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information at December 31, 2003 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

-------------------------------- ---------------------------- ------------------------- --------------------------------
                                                                                        NUMBER OF SECURITIES REMAINING
                                                                                         AVAILABLE FOR FUTURE ISSUANCE
                                 NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE         UNDER EQUITY COMPENSATION
                                   ISSUED UPON EXERCISE OF       EXERCISE PRICE OF                   PLANS
                                    OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
         PLAN CATEGORY               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     REFLECTED IN THE FIRST COLUMN)
-------------------------------- ---------------------------- ------------------------- --------------------------------
Equity Compensation Plans
Approved by Security Holders              5,453,030                    $1.76                       4,546,970
-------------------------------- ---------------------------- ------------------------- --------------------------------
Equity Compensation Plans Not
Approved by Security Holders               200,000                     $1.00                          -0-
-------------------------------- ---------------------------- ------------------------- --------------------------------



         On August 31, 2001, New Valley and Frost-Nevada each loaned us $1,000. As consideration for the loans, we issued to each of them a five-year, immediately exercisable warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share. These two warrants are our only equity compensation "plans" not approved by our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On May 7, 2001, we consummated the stock purchase agreement, as amended, with New Valley Corporation, Berliner Effektengesellschaft AG and Ladenburg in which we acquired all of the outstanding common stock of Ladenburg. As partial consideration for the common stock of Ladenburg, we issued:

         o 18,598,098 shares of common stock and $8.01 million aggregate principal amount of our senior convertible promissory notes, convertible into 3,844,216 shares of common stock, to New Valley; and

         o 4,620,501 shares of common stock and $1.99 million aggregate principal amount of our senior convertible promissory notes, convertible into 955,055 shares of common stock, to Berliner.

We also paid New Valley and Berliner $8,010 and $1,990 in cash, respectively. The cash portion of the consideration paid to New Valley and Berliner was obtained pursuant to a loan agreement with Frost-Nevada, Limited Partnership under which Frost-Nevada provided us with $10,000 in cash in exchange for $10,000 aggregate principal amount of our senior convertible promissory notes, currently convertible into 6,497,475 shares of common stock.

         The notes issued to New Valley and Berliner bear interest at a rate of 7.5% per year, payable quarterly, and are secured by a pledge of the shares of common stock of Ladenburg The notes are convertible, in whole or in part, at any time, into that number of shares of common stock determined by dividing the principal and interest to be converted by the "conversion price." The "conversion price" is $2.0836498 and is subject to anti-dilution adjustment for stock splits, dividends and other similar events. Additionally, if, during any period of 20 consecutive trading days, the closing sale price of our common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock at the conversion price then in effect. The notes also provide that if a change of control occurs, as defined in the notes, we must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

         The note issued to Frost-Nevada has the same terms as the notes issued to New Valley and Berliner, except that the conversion price of the note is $1.5390594 and pays interest at a rate of 8.5% per year. The note issued to Frost-Nevada is also secured by a pledge of the shares of common stock of Ladenburg.

         On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing on June 30, 2002 through March 2003. On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible.

         On March 29, 2004, we entered into an agreement with New Valley and Frost-Nevada, the holders of our outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock, subject to shareholder approval. Pursuant to the agreement, New Valley and Frost-Nevada will convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. The agreement is subject to, among other things, approval by our shareholders at a special meeting that is expected to be held in the second quarter of 2004. Concurrently with this agreement, we entered into an agreement with Berliner, the holder of the remaining $1,990 aggregate principal amount of senior convertible promissory notes, pursuant to which we will repurchase the notes held by Berliner, plus all accrued interest thereon, for $1,000 in cash.

      We currently anticipate recording a pre-tax charge in 2004 of approximately $10,900 in our statements of operations upon closing of these transactions. The charge reflects expense attributable to the reduction in the conversion price of the notes to be converted, offset partially by the gain on the repurchase of the Berliner notes. The net balance sheet effect of the transactions will be an increase in our shareholders' equity of approximately $22,900.

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

         From June 2001 until October 2002, J. Bryant Kirkland III, the vice president, treasurer and chief financial officer of New Valley, served as our chief financial officer and New Valley did not allocate any expense to us for his services. In December 2002, we accrued compensation for Mr. Kirkland's services, in the amount of $100, which was paid in four quarterly installments of $25, commencing April 1, 2003.

         On March 27, 2002, we borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, we borrowed an additional $2,500 from New Valley on the same terms as the March 2002 loan. In November 2002, we completed the Clearing Conversion in which we renegotiated our current clearing agreement with one of our clearing brokers whereby this clearing broker became our primary clearing broker, clearing substantially all of our business. As part of the new agreement with this clearing broker, an affiliate of the clearing broker loaned us the Clearing Loans. In connection with the Clearing Loans, New Valley agreed to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

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

         Howard Lorber is chairman of the board of directors of Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for us. These commissions amounted to approximately $48 in 2003.

         Several members of the immediate families of our executive officers and directors are employed as registered representatives of Ladenburg. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. The arrangements we have with these individuals are similar to the arrangements we have with our other registered representatives. Richard Sonkin, the brother-in-law of Richard J. Rosenstock, received approximately $248 in compensation during 2003. Steven Zeitchick, the brother of Mark Zeitchick, received $329 in compensation during 2003. It is anticipated that each of these individuals will receive in excess of $60 in compensation from us in 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $178 and $150, respectively.

AUDIT-RELATED FEES

         For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph entitled "Audit Fees" above were $34 and $41, respectively. These fees were for the audit of our 401(k) retirement plan and the audit and tax returns of the Ladenburg Focus Fund, L.P.

TAX FEES

         For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $35 and $54, respectively. The services performed include the preparation of our federal, state and local income tax returns for the fiscal years ended September 30, 2003 and 2002, and federal net operating loss carryback returns.

ALL OTHER FEES

         For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed for products and services provided by our principal accountant, other than the services reported above were $9 and $-0-, respectively. The services performed were agreed upon procedures relating to Ladenburg's compliance with the anti-money laundering requirements of the PATRIOT Act of 2001.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the sections entitled "Audit Fees," Audit-Related Fee," "Tax Fees" and "All Other Fees" above.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1):  Index to 2003 Consolidated Financial Statements

                  The Consolidated Financial Statements and the Notes thereto, together with the report thereon of Eisner LLP dated February 5, 2004, appear beginning on page F-1 of this report.

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

                                  EXHIBIT INDEX



                                                                     INCORPORATED
EXHIBIT                                                            BY REFERENCE FROM      NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                       -----------------      --------         ----
2.1              Agreement and Plan of Merger, dated May 27,               A                2.1             -
                 1999

3.1              Articles of Incorporation                                 B                3.1             -

3.2              Articles of Amendment to the Articles of                  C                3.2             -
                 Incorporation, dated August 24, 1999

3.3              Bylaws                                                    B                3.2             -

4.1              Form of common stock certificate                          B                4.1             -

4.2              Form of Warrant Agreement between the Company             B                4.2             -
                 and Cardinal Capital Management, Inc.
                 (including the form of Warrant Certificate).

4.3              Form of Senior Convertible Promissory Note, as            D                4.2             -
                 amended, dated May 7, 2001, issued to New
                 Valley Capital Corporation and Berliner
                 Effektengesellschaft AG

4.4              Senior Convertible Promissory Note, as                    D                4.3             -
                 amended, dated May 7, 2001, issued to
                 Frost-Nevada, Limited Partnership

4.5              Promissory Note, dated March 27, 2002, issued             E                4.1             -
                 to New Valley Corporation

10.1             Agreement of Lease, dated December 20, 1996,              C                10.1            -
                 between the Company and Briarcliffe College,
                 Inc.

10.2             Standard Form of Office Lease, dated August 3,            C                10.2            -
                 1999, between the Company and Mayore Estates
                 LLC and 80 Lafayette LLC, together with
                 Amendment, dated August 19, 1999.



                                                                     INCORPORATED
EXHIBIT                                                            BY REFERENCE FROM      NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                       -----------------      --------         ----
10.3             Amended and Restated 1999 Performance Equity              F                10.1            -
                 Plan*

10.4             Annual Incentive Bonus Plan*                              G            Exhibit "D"         -

10.5             Special Performance Incentive Plan*                       G            Exhibit "E"         -

10.6             Form of Employment Agreement, dated August 24,            G            Exhibit "F"         -
                 1999, between the Company and certain
                 employees*

10.6.1           Schedule of Employment Agreements in the form             C               10.7.1           -
                 of Exhibit 10.7, including material detail in
                 which such documents differ from Exhibit 10.7*

10.7             Form of Stock Option Agreement, dated August              H                10.8            -
                 24, 1999, between the Company and certain
                 employees*

10.7.1           Schedule of Stock Option Agreements in the                H               10.8.1           -
                 form of Exhibit 10.8, including material
                 detail in which such documents differ from
                 Exhibit 10.7*

10.8             Form of Stock Option Agreement, dated December            H                10.9            -
                 13, 1999, between the Company and certain
                 directors*

10.8.1           Schedule of Stock Option Agreements in the                H               10.9.1           -
                 form of Exhibit 10.9, including material
                 detail in which such documents differ from
                 Exhibit 10.9*

10.9             Form of Stock Option Agreement, dated December            H               10.10            -
                 13, 1999, between the Company and Diane
                 Chillemi*

10.10            Stock Purchase Agreement, dated February 8,               I             Appendix A         -
                 2001, by and among the Company, New Valley
                 Corporation, New Valley Capital Corporation,
                 Berliner Effektengesellschaft AG and Ladenburg
                 Thalmann & Co. Inc.

10.11            Proxy and Voting Agreement, dated as of                   I             Appendix E         -
                 February 8, 2001, among New Valley
                 Corporation, Ladenburg Thalmann Group Inc.,
                 Berliner Effektengesellschaft AG, the Company
                 and the individual shareholders listed on
                 Schedule A attached thereto



                                                                     INCORPORATED
EXHIBIT                                                            BY REFERENCE FROM      NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                       -----------------      --------         ----
10.12            Loan Agreement, dated as of February 8, 2001,             I             Appendix C         -
                 between  the Company and Frost-Nevada, Limited
                 Partnership

10.13            Investor Rights Agreement, dated as of                    I             Appendix G         -
                 February 8, 2001, among the Company, New
                 Valley Corporation, New Valley Capital
                 Corporation, Berliner Effektengesellschaft
                 AG,  Frost-Nevada, Limited Partnership and the
                 Principals

10.14            Form of Pledge and Security Agreement, dated              J                10.2            -
                 as of February 8, 2001, between the Company,
                 Ladenburg Thalmann Group Inc., Berliner
                 Effektengesellschaft AG, Frost-Nevada, Limited
                 Partnership and U.S. Bank Trust National
                 Association

10.15            Employment Agreement, dated as of February 8,             J                10.3            -
                 2001, between Ladenburg Thalmann & Co. Inc.
                 and Victor Rivas*

10.16            First Amendment to the Employment Agreement,              J                10.4            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Joseph
                 Berland*

10.17            First Amendment to the Employment Agreement,              J                10.5            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Richard
                 J. Rosenstock*

10.18            First Amendment to the Employment Agreement,              J                10.6            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Vincent
                 A. Mangone*

10.19            First Amendment to the Employment Agreement,              J                10.7            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and Mark
                 Zeitchick*

10.20            First Amendment to the Employment Agreement,              J                10.8            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and David
                 Thalheim*

10.21            Form of Guarantee Agreement, dated February 8,            J                10.9            -
                 2001, between (A) each of (i) Joseph Berland,
                 (ii) Richard J. Rosenstock, (iii) Vincent A.
                 Mangone, (iv) Mark Zeitchick and (v) David
                 Thalheim and (B) the Company



                                                                     INCORPORATED
EXHIBIT                                                            BY REFERENCE FROM      NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                       -----------------      --------         ----
10.22            Amendment No. 1 to Stock Purchase Agreement,              K             Appendix A         -
                 dated February 8, 2001, by and among the
                 Company, New Valley Corporation, New Valley
                 Capital Corporation, Berliner
                 Effektengesellschaft AG and Ladenburg Thalmann
                 & Co. Inc.

10.23            Amendment No. 1 to Loan Agreement, dated as of            K             Appendix C         -
                 February 8, 2001, between the Company and
                 Frost-Nevada, Limited Partnership

10.24            Second Amendment to the Employment Agreement,             L                10.2            -
                 dated August 24, 1999, between the Company,
                 Ladenburg Capital Management Inc. and David
                 Thalheim*

10.25            Stock Option Agreement, dated May 7, 2001,                M                10.1            -
                 between the Company and Victor M. Rivas*

10.26            Stock Option Agreement, dated as of May 7,                M                10.2            -
                 2001, between the Company and David Thalheim*

10.27            Form of Stock Option Agreement, dated as of               M                10.3            -
                 May 7, 2001, between the Company and certain
                 directors

10.27.1          Schedule of Stock Option Agreements in the                M               10.3.1           -
                 form of Exhibit 10.31, including material
                 detail in which such documents differ from
                 Exhibit 10.31

10.28            Amendment No. 2 to Stock Purchase Agreement,              D                4.1             -
                 dated February 8, 2001, by and among the
                 Company, New Valley Corporation, New Valley
                 Capital Corporation, Berliner
                 Effektengesellschaft AG and Ladenburg Thalmann
                 & Co. Inc.

10.29            Amendment No. 2 to Loan Agreement, dated as of            D                10.1            -
                 February 8, 2001, between the Company and
                 Frost-Nevada, Limited Partnership

10.30            Second Amendment to the Employment Agreement,             D                10.2            -
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Richard J. Rosenstock*



                                                                     INCORPORATED
EXHIBIT                                                            BY REFERENCE FROM      NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                       -----------------      --------         ----
10.31            Second Amendment to the Employment Agreement,             D                10.3            -
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Mark Zeitchick*

10.32            Second Amendment to the Employment Agreement,             D                10.4            -
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Vincent A. Mangone*

10.33            Second Amendment to the Employment Agreement,             D                10.5            -
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Joseph Berland*

10.34            Form of Warrant issued to New Valley                      D                10.6            -
                 Corporation and Frost-Nevada, Limited
                 Partnership

10.35            Letter Amendment to Investor Rights Agreement,            D                10.7            -
                 dated as of February 8, 2001, among the
                 Company, New Valley Corporation, New Valley
                 Capital Corporation, Berliner
                 Effektengesellschaft AG,  Frost-Nevada,
                 Limited Partnership and the Principals

10.36            Stock Option Agreement, dated as of January               N                10.2            -
                 10, 2002, between the Company and Richard J.
                 Lampen

10.37            Form of Stock Option Agreement, dated January             N                10.3            -
                 10, 2002, between the Company and each of
                 Victor M. Rivas, Richard J. Rosenstock, Mark
                 Zeitchick and Vincent A. Mangone*

10.37.1          Schedule of Stock Option Agreements in the                N               10.3.1           -
                 form of Exhibit 10.41, including material
                 detail in which such documents differ from
                 Exhibit 10.41*

10.38            Ladenburg Thalmann Financial Services Inc.                F                10.2            -
                 Qualified Employee Stock Purchase Plan

10.39            Letter Agreement, dated October 10, 2002,                 F                10.3            -
                 between the Company and Victor M. Rivas

10.40            Letter Agreement, dated October 10, 2002,                 F                10.4            -
                 between the Company and Richard J. Rosenstock




                                                                     INCORPORATED
EXHIBIT                                                            BY REFERENCE FROM      NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                       -----------------      --------         ----
10.41            Letter Agreement, dated October 10, 2002,                 F                10.5            -
                 between the Company and Mark Zeitchick

10.42            Letter Agreement, dated October 10, 2002,                 F                10.6            -
                 between the Company and Vincent A. Mangone

10.43            Third Amendment to the Employment Agreement,              O               10.47            -
                 dated August 24, 1999, as amended, between the
                 Company, Ladenburg Capital Management Inc. and
                 Richard J. Rosenstock*

10.44            Form of Stock Option Agreement, dated November            O               10.48            -
                 15, 2002, between the Company and each of
                 Bennett S. LeBow, Howard M. Lorber, Henry C.
                 Beinstein, Robert J. Eide and Richard J.
                 Lampen*

10.44.1          Schedule of Stock Option Agreements in the                O              10.48.1           -
                 form of Exhibit 10.48, including material
                 detail in which such documents differ from
                 Exhibit 10.48*

10.45            Form of Stock Option Agreement, dated                     P                10.1            --
                 September 17, 2003, between the Company and
                 each of Howard M. Lorber, Henry C. Beinstein,
                 Robert J. Eide and Richard J. Lampen*

10.45.1          Schedule of Stock Option Agreements in the                P               10.1.1           --
                 form of Exhibit 10.49, including material
                 detail in which such documents differ from
                 Exhibit 10.49*

10.46            Stock Option Agreement, dated December 17,               --                 --           Filed
                 2003, between the Company and Salvatore                                                 Herewith
                 Giardina*

10.47            Third Amendment to the Employment Agreement,             --                 --           Filed
                 dated August 24, 1999, as amended, between the                                          Herewith
                 Company, Ladenburg Capital Management Inc. and
                 Mark Zeitchick*

10.48            Third Amendment to the Employment Agreement,             --                 --           Filed
                 dated August 24, 1999, as amended, between the                                          Herewith
                 Company, Ladenburg Capital Management Inc. and
                 Vincent A. Mangone*



                                                                     INCORPORATED
EXHIBIT                                                            BY REFERENCE FROM      NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                       -----------------      --------         ----
10.49            Employment Agreement, dated March 1, 2004,               --                 --           Filed
                 between Ladenburg Thalmann & Co. Inc. and                                               Herewith
                 Salvatore Giardina*

10.50            Severance, Waiver and Release Agreement, dated           --                 --           Filed
                 as of March 9, 2004, between Ladenburg                                                  Herewith
                 Thalmann Financial Services Inc. and Victor M.
                 Rivas *

10.51            Employment Agreement, dated as of March 9,               --                 --           Filed
                 2004, between Ladenburg Thalmann Financial                                              Herewith
                 Services Inc. and Charles I. Johnston *

10.52            Stock Option Agreement, dated as of March 9,             --                 --           Filed
                 2004, between Ladenburg Thalmann Financial                                              Herewith
                 Services Inc. and Charles I. Johnston *

10.53            Stock Option Agreement, dated as of March 9,             --                 --           Filed
                 2004, between Ladenburg Thalmann Financial                                              Herewith
                 Services Inc. and Charles I. Johnston *

10.54            Indemnification Agreement, dated as of March             --                 --           Filed
                 9, 2004, between Ladenburg Thalmann Financial                                           Herewith
                 Services Inc. and Charles I. Johnston*

10.55            Debt Conversion Agreement, dated as of March             --                 --           Filed
                 29, 2004, among Ladenburg Thalmann Financial                                            Herewith
                 Services Inc., a Florida corporation, New
                 Valley Corporation and Frost-Nevada
                 Investments Trust

10.56            Note Purchase Agreement, dated as of March 29,           --                 --           Filed
                 2004, among Ladenburg Thalmann Financial                                                Herewith
                 Services Inc. and Berliner
                 Effektengesellschaft AG

14               Ladenburg Thalmann Financial Services Inc.                -                 -            Filed
                 Code of Business Conduct and Ethics                                                     Herewith

21               List of Subsidiaries                                      -                 -            Filed
                                                                                                         Herewith

23.1             Consent of Eisner LLP                                     -                 -            Filed
                                                                                                         Herewith

23.2             Consent of PricewaterhouseCoopers LLP                     -                 -            Filed
                                                                                                         Herewith

31.1             Certification of Chief Executive Officer,                 -                 -            Filed
                 Pursuant to 18 U.S.C. Section 1350, as Adopted                                          Herewith
                 Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002




                                                                     INCORPORATED
EXHIBIT                                                            BY REFERENCE FROM      NO. IN
NUMBER           DESCRIPTION                                           DOCUMENT           DOCUMENT         PAGE
------           -----------                                       -----------------      --------         ----
31.2             Certification of Chief Financial Officer,                 -                 -            Filed
                 Pursuant to 18 U.S.C. Section 1350, as Adopted                                          Herewith
                 Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

32.1             Certification of Chief Executive Officer,                 -                 -            Filed
                 Pursuant to 18 U.S.C. Section 1350, as Adopted                                          Herewith
                 Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

32.2             Certification of Chief Financial Officer,                 -                 -            Filed
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

L. Current report on Form 8-K/A, dated February 8, 2001 and filed with the SEC on May 1, 2001.

M.       Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

N.       Registration statement on Form S-3 (File No. 333-81964).

O.       Annual report on Form 10-K for the year ended December 31, 2003.

P.       Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

*        Management Compensation Contract


         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LADENBURG THALMANN FINANCIAL SERVICES INC.
                               (Registrant)

Dated:  March 30, 2004
                               By: /s/ Victor M. Rivas
                                  -------------------------------------------
                                  Name: Victor M. Rivas
                                  Title:  President and Chief Executive Officer





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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.


SIGNATURES                           TITLE


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


/s/ Henry C. Beinstein
------------------------------       Director
Henry C. Beinstein


/s/ Robert J. Eide
------------------------------       Director
Robert J. Eide



/s/ Richard J. Lampen
------------------------------       Director
Richard J. Lampen


/s/ Howard M. Lorber
------------------------------       Director
Howard M. Lorber


/s/ Vincent A. Mangone
------------------------------       Director
Vincent A. Mangone


/s/ Richard J. Rosenstock
------------------------------       Director
Richard J. Rosenstock


/s/ Mark Zeitchick
------------------------------       Director
Mark Zeitchick

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003
                          ITEMS 8 AND 15(A) (1) AND (2)

                          INDEX TO FINANCIAL STATEMENTS

          Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 16(a) (1) and (2) are listed below:


FINANCIAL STATEMENTS:

                                                                                                        Page
                                                                                                        ----
LADENBURG THALMANN FINANCIAL SERVICES INC. CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Certified Public Accountants.......................................               F-2

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002...........               F-4

Consolidated Statements of Operations
       for the years ended December 31, 2003, 2002 and 2001...............................               F-5

Consolidated Statements of Changes in Shareholders' Equity (Capital Deficit)
       for the years ended December 31, 2003, 2002 and 2001...............................               F-6

Consolidated Statements of Cash Flows
       for the years ended December 31, 2003, 2002 and 2001...............................               F-7

Notes to the Consolidated Financial Statements............................................               F-9



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated statement of financial condition of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity (capital deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets".



/s/ Eisner LLP

Eisner LLP
New York, New York
February 5, 2004, except for the fifth and sixth paragraphs of Note 13, as to which the date is March 29, 2004

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Ladenburg Thalmann Financial Services Inc.

In our opinion, the accompanying consolidated statements of operations, changes in shareholders' equity (capital deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the "Company") for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 22, 2002

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                                  December 31,
                                                                                          ---------------------------
                                                                                            2003              2002
                                                                                          --------           --------
                                     ASSETS

Cash and cash equivalents ......................................................          $  3,648           $ 11,752
Trading securities owned .......................................................             1,013              4,365
Due from affiliates ............................................................                --                 60
Receivables from clearing brokers ..............................................            21,245             11,378
Assets of limited partnership ..................................................             6,472              4,936
Exchange memberships owned, at historical cost .................................             1,505              1,505
Furniture, equipment and leasehold improvements, net ...........................             4,828              8,087
Restricted assets ..............................................................             1,063              1,054
Income taxes receivable ........................................................                --              2,224
Other assets ...................................................................             4,363              3,429
                                                                                          --------           --------

         Total assets ..........................................................          $ 44,137           $ 48,790
                                                                                          ========           ========

                 LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT

Securities sold, but not yet purchased .........................................          $  4,070           $  1,218
Accrued compensation ...........................................................             2,502              3,268
Accounts payable and accrued liabilities .......................................             8,510             11,296
Liabilities of limited partnership .............................................             3,230                288
Deferred rent credit ...........................................................             5,817              6,589
Accrued interest ...............................................................             1,999                788
Accrued interest to former parent ..............................................             1,545                634
Notes payable ..................................................................             7,000              8,500
Senior convertible notes payable ...............................................            20,000             20,000
Subordinated note payable ......................................................             2,500              2,500
                                                                                          --------           --------

         Total liabilities .....................................................            57,173             55,081
                                                                                          --------           --------

Commitments and contingencies ..................................................                --                 --

        Limited partners' interest in limited partnership ......................             3,136              4,603
                                                                                          --------           --------

Shareholders' capital deficit:
     Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued                --                 --
     Common stock, $.0001 par value; 200,000,000 shares authorized; shares
            issued and outstanding, 43,627,130 and 42,025,211 ..................                 4                  4
     Additional paid-in capital ................................................            56,685             56,473
     Accumulated deficit .......................................................           (72,861)           (67,371)
                                                                                          --------           --------

         Total shareholders' capital deficit ...................................           (16,172)           (10,894)
                                                                                          --------           --------


         Total liabilities and shareholders' capital deficit ...................          $ 44,137           $ 48,790
                                                                                          ========           ========




           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               For the Year Ended December 31,
                                                                  ----------------------------------------------------------
                                                                      2003                  2002                   2001
                                                                  ------------           ------------           ------------
REVENUES:

    Commissions ........................................          $     42,376           $     49,796           $     39,756
    Principal transactions, net ........................                 5,159                 10,591                 30,662
    Investment banking fees ............................                 2,804                  9,141                 11,698
    Investment advisory fees ...........................                 2,459                  2,736                  2,696
    Interest and dividends .............................                 1,773                  2,381                  4,100
    Syndications and underwritings .....................                   251                    258                    652
    Other income .......................................                 6,575                  4,670                  4,389
                                                                  ------------           ------------           ------------

         Total revenues ................................                61,397                 79,573                 93,953
                                                                  ------------           ------------           ------------


EXPENSES:

    Compensation and benefits ..........................                40,671                 56,876                 62,741
    Brokerage, communication and clearance fees ........                 5,262                 14,733                 16,082
    Rent and occupancy .................................                 5,757                  9,708                  6,658
    Professional services ..............................                 3,982                  5,029                  3,130
    Interest ...........................................                 2,225                  2,043                  1,666
    Depreciation and amortization ......................                 1,190                  1,999                  2,538
    Impairment of goodwill .............................                    --                 18,762                     --
    Write-off of furniture, fixtures and leasehold
         improvements, net .............................                   779                  1,394                     --
    Other ..............................................                 6,799                 14,481                 13,387
                                                                  ------------           ------------           ------------

         Total expenses ................................                66,665                125,025                106,202
                                                                  ------------           ------------           ------------

         Loss before income taxes and limited
          partners' interest ...........................                (5,268)               (45,452)               (12,249)

Limited partners' interest in (earnings) loss of limited
 partnership............................................                  (152)                   459                     --
                                                                  ------------           ------------           ------------

         Loss before income taxes ......................                (5,420)               (44,993)               (12,249)


Income taxes ...........................................                    70                  1,400                     44
                                                                  ------------           ------------           ------------

         Net loss ......................................          $     (5,490)          $    (46,393)          $    (12,293)
                                                                  ============           ============           ============


Net loss per Common Share (basic and diluted) ..........          $      (0.13)          $      (1.10)          $      (0.31)
                                                                  ============           ============           ============

Number of shares used in computation (basic and diluted)            42,567,798             42,025,211             39,458,057
                                                                  ============           ============           ============




           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                    IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                             (DOLLARS IN THOUSANDS)




                                              Common            Paid-in          Accumulated
                                               Stock            Capital            Deficit            Total
                                              --------          --------         -----------         --------
Balance, December 31, 2000 .........          $      2          $ 38,983          $ (8,685)          $ 30,300

Net loss ...........................                --                --           (12,293)           (12,293)

Issuance of warrants to note holders                --               154                --                154

Effect of LTS Acquisition ..........                 2            17,031                --             17,033
                                              --------          --------          --------           --------

Balance, December 31, 2001 .........                 4            56,168           (20,978)            35,194

Employee compensation ..............                --               305                --                305

Net loss ...........................                --                --           (46,393)           (46,393)
                                              --------          --------          --------           --------

Balance, December 31, 2002 .........                 4            56,473           (67,371)           (10,894)

Issuance of common stock ...........                --               212                --                212

Net loss ...........................                --                --            (5,490)            (5,490)
                                              --------          --------          --------           --------
Balance, December 31, 2003 .........          $      4          $ 56,685          $(72,861)          $(16,172)
                                              ========          ========          ========           ========




           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                 For the Year Ended December 31,
                                                         ----------------------------------------------
                                                           2003                2002               2001
                                                         --------           --------           --------
Cash flows from operating activities:
     Net loss .................................          $ (5,490)          $(46,393)          $(12,293)
     Adjustments to reconcile net loss to net
            cash used in operating activities:
     Depreciation and amortization ............             1,190              1,999              2,538
     Write-off of furniture, fixtures and
            leasehold improvements, net .......               779              1,394                 --
     Amortization of (adjustment to)
            deferred rent credit ..............                40               (600)               450
     Deferred taxes ...........................                --              3,339              1,397
     Impairment of goodwill ...................                --             18,762                 --
     Loss on disposal of fixed assets .........                 3                 --                 --
     Accrued interest .........................             2,122                 --                 --
     Forgiveness of promissory note payable....            (1,500)                --                 --
     Employee compensation ....................                --                305                 --
     Issuance of warrants to note holders .....                --                 --                154
     Limited partners' interest in limited
             partnership ......................               152               (459)                --
(Increase) decrease in operating assets:
      Trading securities owned ................             3,352             12,959              3,843
      Receivables from clearing brokers .......            (9,867)            16,542             (9,602)
      Assets of limited partnership ...........            (1,536)             3,544                 --
      Due from affiliates .....................                60                176                 --
      Income taxes receivable .................             2,224             (1,725)                --
      Other assets ............................               (25)             4,643              1,512
Increase (decrease) in operating liabilities:
      Securities sold, but not yet purchased ..             2,852            (11,186)             5,434
      Accrued compensation ....................              (766)            (7,810)             3,561
      Accounts payable and accrued liabilities             (2,786)             4,476                (75)
      Liabilities of limited partnership ......             2,942               (361)                --
      Payable to former parent and affiliate ..                --                200                385
                                                         --------           --------           --------
     NET CASH USED IN OPERATING ACTIVITIES ....            (6,254)              (195)            (2,696)
                                                         --------           --------           --------
Cash flows from investing activities:
     Purchases of furniture, equipment
         and leasehold improvements ...........              (527)            (1,521)            (2,735)
     Net proceeds from sale of equipment ......                93                 --                 --
     Cash received in LTS acquisition .........                --                 --              5,151
                                                         --------           --------           --------
     NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES .................              (434)            (1,521)             2,416
                                                         --------           --------           --------
Cash flows from financing activities:
     (Increase) decrease in restricted assets .                (9)             1,556                (12)
     Issuance of common stock .................               212                 --                 --
     Payments to Ladenburg stockholders .......                --                 --            (10,000)
     Issuance of subordinated notes payable ...                --              2,500              2,500
     Issuance of other notes payable ..........                --             10,500              2,000
     Convertible note proceeds ................                --                 --             10,000
     Repayment of subordinated note payable ...                --             (2,500)                --
     Repayment of other notes payable .........                --             (4,000)                --
     Distributions to limited partners ........            (1,801)            (2,969)                --
     Contributions from limited partners ......               182                245                 --
                                                         --------           --------           --------
     NET CASH (USED IN) PROVIDED BY FINANCING
         ACTIVITIES ...........................            (1,416)             5,332              4,488
                                                         --------           --------           --------
Net (decrease) increase in cash
     and cash equivalents .....................            (8,104)             3,616              4,208
Cash and cash equivalents, beginning of year ..            11,752              8,136              3,928
                                                         --------           --------           --------
Cash and cash equivalents, end of year ........          $  3,648           $ 11,752           $  8,136
                                                         ========           ========           ========

           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (DOLLARS IN THOUSANDS)


                                                                 For the Year Ended December 31,
                                                         ----------------------------------------------
                                                           2003                2002               2001
                                                         --------           --------           --------
Supplemental cash flow information:
     Interest paid ............................          $    103           $  1,018           $    246
     Taxes paid ...............................               317                206                337

Supplemental disclosure of non-cash activity:
Detail of acquisition:
     Assets acquired, including cash ..........          $     --           $     --           $ 26,619
     Goodwill .................................                --                 --             19,385
     Liabilities assumed, including minority
       interest ...............................                --                 --            (23,820)
     Increase to paid in capital ..............                --                 --            (17,033)
     Cash paid ................................          $     --           $     --                 --
                                                         --------           --------           --------
     Net cash received in acquisition .........          $     --           $     --           $  5,151
                                                         ========           ========           ========



           See accompanying notes to consolidated financial statements

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)



1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. ("LTS" or the "Company"), formerly known as GBI Capital Management Corp., and its subsidiaries, all of which are wholly-owned. The subsidiaries of LTS include, among others, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. ("Ladenburg Capital"), Ladenburg Thalmann Europe, Ltd. and Ladenburg Capital Fund Management Inc., formerly known as GBI Fund Management Corp. ("LCFM"). All significant intercompany balances and transactions have been eliminated.

      Ladenburg is a registered broker-dealer in securities that clears its customers' transactions through correspondent clearing brokers on a fully disclosed basis. In November 2002, Ladenburg Capital, until it voluntarily filed to withdraw its license in November 2002, which withdrawal became effective in January 2004, also operated as a broker-dealer in securities. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. The Company's other subsidiaries primarily provide asset management services.

      Prior to May 7, 2001, Ladenburg Capital and LCFM were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. As part of the consideration for the shares of Ladenburg, LTS issued the former stockholders of Ladenburg a majority interest in LTS common stock. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. The historical financial statements prior to May 7, 2001 are those of Ladenburg, and LTS has changed its fiscal year-end from September 30 to December 31. For a more complete discussion of this transaction, including pro forma information giving effect to the acquisition as if it took place on January 1, 2000, see Note 3 to these consolidated financial statements.

      Ladenburg was an indirect wholly-owned subsidiary of New Valley Corporation ("New Valley") until December 23, 1999, when a minority stake in Ladenburg was sold leaving New Valley with an indirect 80.1% ownership interest. On December 21, 2001, New Valley distributed its shares of LTS common stock to holders of New Valley common shares as a special dividend. (See Note 3.)

      LCFM is the sole general partner of the Ladenburg Focus Fund, L.P., an open-ended private investment fund that invests its capital in publicly traded equity securities and options strategies. Through December 31, 2002, the Company accounted for its investment in the limited partnership using the equity method. Commencing in 2003, due to the controlling voting interest of LCFM, the accounts of the limited partnership were consolidated with the Company's accounts. In addition, the 2002 financial statements were adjusted to reflect the consolidation of the limited partnership. This adjustment had no effect on the capital deficit at December 31, 2002, or the net loss for the two year period then ended, as previously reported.

      The assets of the limited partnership consist principally of a receivable from clearing broker of $6,469 and $4,864 as of December 31, 2003 and 2002, respectively. The liabilities of the limited partnership consist principally of securities sold, but not yet purchased of $3,215 and $116 as of December 31, 2003 and 2002, respectively..

      In addition to the above, certain reclassifications have been made to prior period financial information to conform to the current period presentation.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      ORGANIZATION

      Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange ("NYSE") since 1879. Ladenburg clears its customers' transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by the Securities and Exchange Commission ("SEC"), the NYSE, National Association of Securities Dealers, Inc. ("NASD"), Commodities Futures Trading Commission and National Futures Association. See Notes 6 and 13.

      Ladenburg Capital previously operated as a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acted as an introducing broker, market maker, underwriter and trader for its own account. In July 2002, the market making activities of Ladenburg Capital were terminated. Certain employees working in Ladenburg Capital's market making area were offered employment with Ladenburg. In November 2002, Ladenburg Capital terminated its remaining broker-dealer operations but continues with its other line of business. Ladenburg Capital voluntarily filed to withdraw as a broker-dealer at that time, which withdrawal became effective at January 2004. In conjunction with providing employment to certain former Ladenburg Capital brokers, Ladenburg agreed to and is currently servicing these brokers' customer accounts.


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

      Ladenburg and its former subsidiaries were included in the consolidated federal income tax return filed by New Valley prior to May 7, 2001 and are included in the consolidated federal income tax return and certain combined state and local income tax returns filed by LTS commencing May 8, 2001. According to the tax sharing agreement formerly in effect with New Valley, federal income taxes were calculated as if the companies filed on a separate return basis and the amount of current tax or benefit calculated was either remitted to or received from the former parent. The amount of current and deferred taxes payable or refundable is recognized

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2003 and December 31, 2002, the valuation allowance was $20,638 and $17,409, respectively.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company early adopted SFAS No. 146 during the fourth quarter of 2002 and applied its provisions to leased premises which were vacated during such period. Under SFAS No. 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the "cease-use date"). The fair value of the liability at the "cease-use date" shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. (See Note 9.)

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

      SFAS No. 123, "Accounting for Stock-Based Compensation," allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income
      (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS No. 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the employee incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company's net loss for the years ended December 31, 2003, 2002 and 2001 had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)



                                                            2003               2002               2001
                                                           --------           --------           --------
Net loss, as reported ...........................          $ (5,490)          $(46,393)          $(12,293)

Stock-based employee compensation determined
   under the fair value based method ............            (1,517)            (3,554)              (998)
                                                           --------           --------           --------

Pro forma net loss ..............................          $ (7,007)          $(49,947)          $(13,291)
                                                           ========           ========           ========

Net loss per Common Share (basic and diluted), as
reported.........................................          $  (0.13)          $  (1.10)          $  (0.31)
                                                           ========           ========           ========

Pro forma net loss per Common Share (basic and
diluted) ........................................          $  (0.16)          $  (1.19)          $  (0.32)
                                                           ========           ========           ========



      The per share weighted average fair value of stock options granted during 2003, 2002 and for the period May 7, 2001 through December 31, 2001 (see
      Note 3) of $0.44, $0.73 and $2.61, respectively, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                        2003             2002             2001
                                                                      --------        ---------          ---------
               Risk free interest rate ........................          4.27%            4.45%              4.88%
               Volatility......................................        102.48%          135.00%             83.58%
               Dividend yield..................................              0                0                  0
               Expected lives..................................       10 years         10 years           10 years


3.    LADENBURG TRANSACTION

      On May 7, 2001, LTS consummated a stock purchase agreement (the "Agreement") through which it acquired all of the outstanding common stock of Ladenburg from New Valley and Berliner Effektengesellschaft AG ("Berliner"), the former stockholders of Ladenburg. The primary reason for the acquisition was that both LTS and Ladenburg concluded that each company needed to enlarge the size of its business and the scope of services provided to maintain viability as a participant in the current financial markets. In order to acquire the stock of Ladenburg, LTS issued to New Valley and Berliner an aggregate of 23,218,599 shares of common stock and paid to them an aggregate of $10,000 cash and $10,000 principal amount of senior convertible promissory notes due December 31, 2005. The notes bear interest at the rate of 7.5% and are currently convertible into a total of 4,799,271 shares of common stock at a conversion price of approximately $2.08. The notes are secured by a pledge of Ladenburg stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase the notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible promissory notes due December 31, 2005. Dr. Frost, a director of LTS from May 2002 until his resignation in July 2002, is the sole stockholder of the general partner of Frost-Nevada, Frost-Nevada Corporation. Dr. Frost, through several entities controlled by him, was also one of LTS's principal shareholders prior to the time that it became a public company in August 1999. The notes held by Frost-Nevada are identical to the notes held by New Valley and Berliner, except for the interest rate which is 8.5% per annum and the conversion price. The note is currently convertible into a total of 6,497,475 shares of common stock at a conversion price of approximately $1.54. These notes, together with the notes issued to the Ladenburg stockholders, are collateralized by a pledge of the Ladenburg stock. (See Note 13.) Following a final resolution of LTS's pre-closing litigation adjustments, it was determined that the number of shares of common stock paid to New Valley and Berliner and the conversion prices of the senior convertible promissory notes payable held by New Valley, Berliner and Frost-Nevada did not require adjustment.

      Concurrently with the closing of the stock purchase agreement, New Valley purchased 3,945,060 shares of common stock at $1.00 per share from Joseph Berland, the former chairman and chief executive officer of LTS. Additionally, on the same date, Frost-Nevada purchased a total of 550,000 shares of common stock at $1.00 per share from Richard J. Rosenstock, LTS' former vice chairman and chief operating officer, Mark Zeitchick and Vincent Mangone, LTS' executive vice presidents and David Thalheim, LTS' former administrator.

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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)

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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      The allocation of the purchase price has been summarized in the following tables:

             CALCULATION OF PURCHASE PRICE:

               Common stock......................................   $ 32,912
               Stock options.....................................      1,422
               Transaction costs.................................        407
                                                                    --------

                   Total purchase price..........................   $ 34,741
                                                                    ========


             ALLOCATION OF PURCHASE PRICE:

               Assets:
                 LTS's assets....................................   $ 26,619
                 Goodwill........................................     19,385

               Liabilities:
                 LTS's liabilities...............................    (11,263)
                                                                    --------

                   Total purchase price..........................   $ 34,741
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

      Pro forma information, giving effect to the acquisition as if it took place on January 1, 2001 is presented below:


                      Year Ended December 31,

                                                  2001
                                               ---------

Revenues                                       $ 112,855
                                               =========

Net loss .........................             $ (16,873)
                                               =========

Net loss per Common Share.........             $   (0.40)
                                               =========

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


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

      A summary of the allocation by entity of the Company's goodwill, including the impairment charge discussed below, is as follows:



                                          December 31, 2001
                                    ------------------------------
                                                      Accumulated
                                     Gross            Amortization        Net          Adjustments   December 31, 2002
                                    -------           ------------       ------        -----------   -----------------
      Ladenburg............         $    --              $  --           $    --          $ 5,546         $  5,546
      Ladenburg Capital....          19,385               (623)           18,762           (5,546)          13,216
                                    -------              -----           -------          -------         --------
                                    $19,385              $(623)          $18,762          $    --         $ 18,762
                                     ======              =====           =======          =======
      Impairment loss......                                                                               $(18,762)
                                                                                                          --------
      Total................                                                                               $     --
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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      approach at 30%. The discounted cash flow was based on management's projections of operating results at January 1, 2002. Based on this valuation, no goodwill impairment was indicated, since the fair value of the reporting units was determined to be greater than its carrying value.

      Based on the overall market declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry during 2002, the Company completed an additional impairment review and recorded a $18,762 charge for the impairment of goodwill. The charge reflects overall market decline since the Ladenburg acquisition in May 2001. During this review, the same independent appraisal firm was engaged to value the Company's goodwill as of June 30, 2002. The appraiser valued the Company's businesses using a weighted average of each unit's projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management's revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded.

5.    SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

      The components of securities owned and securities sold, but not yet purchased as of December 31, 2003 and 2002 are as follows:

                                                                  Securities
                                         Securities             Sold, But Not
                                            Owned               Yet Purchased
                                         ----------             -------------
         DECEMBER 31, 2003
         Common stock                       $  760                 $4,065
         Municipal obligations                  56                     --
         Equity and index options               59                     --
         Corporate bonds                       138                      5
                                            ------                 ------
                                            $1,013                 $4,070
                                            ======                 ======
         DECEMBER 31, 2002
         Common stock                       $4,210                 $1,188
         Equity and index options               --                     --
         Municipal obligations                  33                     --
         Corporate bonds                       122                     30
                                            ------                 ------
                                            $4,365                 $1,218
                                            ======                 ======


      As of December 31, 2003 and 2002 approximately $960 and $4,342, respectively, of the securities owned are deposited with the Company's clearing broker and pursuant to the agreement, the securities may be sold or re-hypothecated by the clearing broker.

6.    NET CAPITAL REQUIREMENTS

      As a registered broker-dealer, Ladenburg is subject to the SEC's Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission's Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. Effective June 13, 2003, Ladenburg's management decided to eliminate its market making activities. As a result, Ladenburg's minimum net capital requirement decreased from $1,000 to $250. At December 31, 2003, Ladenburg had net capital, as defined, of $6,745, which exceeded its minimum capital requirement of $250 by $6,495.

      Ladenburg claims an exemption from the provisions of the SEC's Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


7.    FINANCIAL INSTRUMENTS

      The financial instruments of the Company and it subsidiaries are reported in the consolidated statements of financial condition at market or fair value or at carrying amounts that approximate fair values because of the relatively short-term nature of the instruments or, with respect to notes payable other than subordinated notes payable, because of their variable interest rates which periodically adjust to reflect changes in overall market interest rates. With respect to the $20,000 of fixed rate subordinated notes payable, the Company's management believes that the stated interest rates in the notes would not be substantially different than what the Company could have obtained as of December 31, 2003 and 2002, based on the Company's financial position.

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

      The table below discloses the gross contractual or notional amount of these commitments.

                                                 Long             Short
                                                 ----             -----
      As of December 31, 2003:

      Equity and index options                    $ 59             $ --
      Financial futures contracts                  436               --

      As of December 31, 2002:

      Equity and index options                    $ --             $ --
      Financial futures contracts                  213               --


      For the years ended December 31, 2003, 2002 and 2001, the net gain arising from options and futures contracts without regard to the benefit derived from market risk reduction was $50, $60, and $366, respectively. The measurement of market risk is meaningful only when all related and offsetting transactions are taken into consideration.

      Ladenburg, and Ladenburg Capital prior to terminating its operations, sold securities that they do not currently own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the financial statements at December 31, 2003 and 2002 at market values of the related securities and the Company will incur a loss if the market value of the securities increases subsequent to December 31, 2003.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


8.    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Components of furniture, equipment and leasehold improvements included in the consolidated statements of financial condition were as follows:

                                                                                As of December 31,
                                                                     -------------------------------------
                                                                       2003                         2002
                                                                     --------                     --------
Cost
  Leasehold improvements                                             $  4,984                     $  7,927
  Computer equipment                                                    3,336                        4,039
  Furniture and fixtures                                                1,235                        1,237
  Other                                                                 2,682                        2,220
                                                                     --------                     --------

                                                                       12,237                       15,423

  Less, accumulated depreciation and amortization                      (7,409)                      (7,336)
                                                                     --------                     --------

                                                                     $  4,828                     $  8,087
                                                                     ========                     ========



      See Note 9 - Operating Leases.

9.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company is obligated under several noncancelable lease agreements for office space, expiring in various years through June 2015. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is subleasing a portion of its office space for approximately $1,509 per year plus expense escalations. The subleases expire at various dates through August 31, 2009.

      As of December 31, 2003, the leases, exclusive of the lease relating to premises vacated by Ladenburg Capital referred to below, provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, as follows:

             Year Ending
             December 31,
             ------------

             2004....................................    $ 4,526
             2005....................................      4,975
             2006....................................      4,844
             2007....................................      5,080
             2008....................................      5,554
             Thereafter.............................      35,931
                                                         -------

                  Total                                  $60,910
                                                         =======


      In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord's option, which may result in aggregate additional lease payments of up to $976 through June 2015.

      In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written-off. In accordance with SFAS No. 146, as

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      estimated future sublease payments that could be reasonably obtained for the property exceed related rental commitments under the lease, amounting to $15,421 as of December 31, 2003, no liability for costs associated with vacating the space has been provided. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg's financial position and liquidity. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,592, net of the unamortized deferred rent credit of $813, resulted in a net charge to operations of $779.

      In December 2003, Ladenburg Capital settled its litigation with the landlord and terminated its obligation under a lease expiring in 2007 relating to office space in Bethpage, New York, which it vacated in 2002.

      As of December 31, 2003, Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $4,335, payable $644 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at December 31, 2003 and 2002. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital's financial position and liquidity.

      During 2002, Ladenburg Capital provided for costs of $3,031 in connection with the above described leases, including the write-off of furniture, fixtures and leasehold improvements of $1,117 and the recording of a liability at December 31, 2002, which gives effect to estimated sublease rentals. As a result of its settlement with the Bethpage landlord, Ladenburg Capital adjusted its liability and recorded a corresponding reduction in rent expense of $1,175 in the fourth quarter of 2003. This reduction in rent expense, less rent accrued in previous quarters during 2003, amounted to a net credit of $200 for the fiscal year ended December 31, 2003.

      Deferred rent credit at December 31, 2003 and 2002 of $5,817 and $6,589, respectively, represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis.

      At December 31, 2003 and 2002, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by Ladenburg's marketable securities, in the amount of $1,063 and $1,054, respectively, (shown as restricted assets on the consolidated statement of financial condition) as collateral for the lease of the Company's Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006.

      LITIGATION

      The Company is a defendant in litigation, including the litigation with the landlord discussed above, and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. In October 2003, an arbitration panel awarded $1,100 in a customer arbitration. Although the Company has increased its liability to reflect this award, a motion to vacate is currently pending. The Company's subsidiaries are defendants in several various pending arbitrations claiming substantial amounts of damages, including one which is seeking compensatory damages of $6,000.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      With respect to certain arbitration and litigation matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability for potential arbitration and lawsuit losses of $4,999 at December 31, 2003 and $6,201 at December 31, 2002 (included in accounts payable and accrued liabilities), of which $1,591 and $3,110 were charged to operations as other expense for the fiscal years ended December 31, 2003 and 2002, respectively. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. Ladenburg's motion to dismiss the lawsuit is currently pending. The Company believes the plaintiffs' claims in this action are without merit and intends to vigorously defend against them.

10.   INCOME TAXES

      Prior to May 7, 2001, Ladenburg was included in the consolidated federal income tax return of New Valley, and determined its income tax provision on a separate company basis. As a result of the decrease in New Valley's ownership of Ladenburg following the LTS acquisition, Ladenburg is no longer permitted to be included in the filing of New Valley's consolidated federal income tax return. Commencing May 8, 2001, the Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      Income taxes (benefit) consists of the following:

                                              State and
                             Federal            Local            Total
                             -------          ---------          -----

        2003
            Current.......   $     --          $    70          $    70
            Deferred......         --               --               --
                             --------          -------          -------

                             $     --          $    70          $    70
                             ========          =======          =======


         2002:
            Current.......   $(2,187)          $   248          $(1,939)
            Deferred......     3,339                --            3,339
                             -------           -------          -------

                             $ 1,152           $   248          $ 1,400
                             =======           =======          =======


         2001:
            Current.......   $(1,854)          $   501          $(1,353)
            Deferred......       512               885            1,397
                             -------           -------          -------

                             $(1,342)          $ 1,386          $    44
                             =======           =======          =======

       The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pretax loss as a result of the following differences:


                                                  2003       2002        2001
                                                --------   --------    ---------
Loss before income taxes .....................  $ (5,420)  $(44,993)   $(12,249)
                                                --------   --------    --------

Benefit under statutory U.S. tax rates .......    (1,843)   (15,298)     (4,165)
Increase in taxes resulting from:
    Nontaxable items .........................        73         --         380
    Write-off of goodwill ....................        --      6,379          --
    State taxes, net of Federal benefit ......        46        164         915
    Other, net ...............................        --         --         (63)
    Unrecognized net operating losses (income)     1,794      6,816      (1,588)
    Increase in valuation reserve, net .......        --      3,339       4,565
                                                --------   --------    --------

          Income tax provision ...............   $    70   $  1,400    $     44
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

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


       Deferred tax amounts are comprised of the following at December 31:

                                                2003               2002
                                              --------           --------
Deferred tax assets:
    Net operating loss carryforwards          $ 16,149           $ 12,663
    Accrued expenses ...............             3,987              3,884
    Compensation and benefits ......                49                135
    Depreciation and amortization ..               217                449
    Unrealized losses ..............               196                278
                                              --------           --------
                                                20,598             17,409
Valuation allowance ................           (20,598)           (17,409)
                                              --------           --------
Net deferred taxes .................          $     --           $     --
                                              ========           ========

      After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2003 and 2002, and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at December 31, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2003, the Company had net operating loss carryforwards of approximately $35,100, expiring in various years from 2015 through 2024, of which approximately $116 are subject to restrictions on utilization.


11.   BENEFIT PLANS

      Ladenburg and Ladenburg Capital have a 401(k) retirement plan (the "Plan"), which allows eligible employees to invest a percentage of their pretax compensation, limited to the statutory maximum ($12,000 for 2003, $11,000 for 2002 and $10,500 for 2001). The Plan also allows the Company to make matching and/or discretionary contributions. Neither Ladenburg nor Ladenburg Capital made matching contributions for 2003, 2002 or 2001.

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

      The clearing operations for the Company's securities transactions are provided by several clearing brokers. At December 31, 2003 and 2002, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

      The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


13.   NOTES PAYABLE

      The components of notes payable are as follows:

                                                                 December 31,
                                                            --------------------
                                                             2003         2002
                                                            -------      -------
      Senior convertible notes payable ...........          $20,000      $20,000
      Notes payable (forgivable on terms described
         below) in connection with clearing
          agreement ..............................            2,000        3,500
      Notes payable ..............................            5,000        5,000
      Subordinated note payable ..................            2,500        2,500
                                                            -------      -------

      Total ......................................          $29,500      $31,000
                                                            =======      =======

      Aggregate maturities of the $29,500 of notes payable at December 31, 2003 are as follows:

                 Year Ending
                 December 31,
                 ------------

                 2004.......................      $  2,500
                 2005.......................        20,000
                 2006.......................         7,000
                                                  --------

                    Total...................      $ 29,500
                                                  ========


      SENIOR CONVERTIBLE NOTES PAYABLE

      In conjunction with the acquisition of Ladenburg, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership ("Frost-Nevada"), which was subsequently assigned to Frost-Nevada Investments Trust ("Frost Trust"), of which Frost-Nevada is the sole and exclusive beneficiary, bears interest at 8.5% per annum. The notes held by the former Ladenburg stockholders are convertible into a total of 4,799,271 shares of common stock, and the note held by Frost Trust are convertible into a total of 6,497,475 shares of common stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

      On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the "Forbearance Interest Payments"). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. The Company also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of December 31, 2003 and 2002, accrued interest payments as to which a forbearance was received amounted to $3,414 and $1,404, respectively.

      On March 29, 2004, the Company entered into an agreement with New Valley and Frost-Nevada pursuant to which such parties agreed to convert their notes and accrued interest into common stock, subject to shareholder

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      approval. Pursuant to the agreement, New Valley and Frost-Nevada will convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. The agreement is subject to, among other things, approval by the Company's shareholders at a special meeting that is expected to be held in the second quarter of 2004. As a result of the conversion, New Valley and Frost-Nevada will beneficially own approximately 12.5% and 27.6%, respectively, of the Company's common stock. Concurrently with this agreement, the Company entered into an agreement with Berliner pursuant to which the Company will repurchase the notes held by Berliner, plus all accrued interest thereon, for $1,000 in cash.

      The Company currently anticipates recording a pre-tax charge in 2004 of approximately $10,900 in its statements of operations upon closing of these transactions. The charge reflects expense attributable to the reduction in the conversion price of the notes to be converted, offset partially by the gain on the repurchase of the Berliner notes. The net balance sheet effect of the transactions will be an increase in the Company's shareholders' equity of approximately $22,900.

      OTHER NOTES PAYABLE

      On August 31, 2001, the Company borrowed $1,000 from each of New Valley and Frost-Nevada, in order to supplement the liquidity of the Company's broker-dealer operations. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002. As consideration for the loans, the Company issued to each of New Valley and Frost-Nevada a five-year, immediately exercisable, warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company recorded an expense of $154 associated with the issuance of such warrants based on the value determined by using the Black-Scholes option-pricing model.

      On March 27, 2002, the Company borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where the Company receives at least $5,000 in total proceeds. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the "2002 Loans") on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (defined below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

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

      In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg's primary clearing broker, clearing substantially all of Ladenburg's business (the "Clearing Conversion"). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the "Clearing Loans") in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, $1,500 of principal was forgiven. The remaining $2,000 of principal is scheduled to be forgiven as follows: $667 in November 2004, $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

      As of December 31, 2003 and 2002, Ladenburg has a $2,500 junior subordinated revolving credit agreement

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      with an affiliate of its primary clearing broker that matures on October 31, 2004, under which outstanding borrowings incur interest at LIBOR plus 2%. During 2002, Ladenburg repaid a $2,500 subordinated loan that was outstanding from the prior year.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


14.   SHAREHOLDERS' EQUITY

      AUTHORIZED SHARES

      At the Company's annual meeting held on November 6, 2002, the shareholders of the Company approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

      WEIGHTED AVERAGE SHARES OUTSTANDING

      In connection with the LTS acquisition, all per share data have been retroactively restated to reflect the number of equivalent shares received by the former stockholders of Ladenburg in the form of common stock, convertible notes and cash. During 2003, 2002 and 2001, respectively, options and warrants to purchase 5,653,030, 4,856,813 and 3,112,104 common shares, and during each of these years, 11,296,747 common shares issuable upon the conversion of notes payable, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

      STOCK OPTION PLAN

      In 1999, the Company adopted the 1999 Performance Equity Plan (the "Plan") which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. In 2002, shareholders approved an amendment to the Plan at the Company's annual meeting to increase the number of shares of common stock available for issuance under the Plan from 5,500,000 shares to 10,000,000 shares and to increase the limit on grants to any individual from 300,000 shares to 1,000,000 shares per calendar year. In connection with the LTS acquisition, shareholders' equity was increased $1,422 to recognize the value of 1,875,979 stock options outstanding at May 7, 2001 to LTS employees, based on a weighted average fair value of $0.76 per option. The fair value of the options was determined using the Black-Scholes option pricing model and was based on the following weighted-average assumptions: expected volatility of 85.93%; expected life of three years; a risk-free interest rate of 4.42%; and no expected dividend yield or forfeiture.


      A summary of the status of the Plan at December 31, 2003, and changes during the years ended December 31, 2003 and 2002 and the period ended December 31, 2001, are presented below:


                                                                        Weighted-average
                                                           Shares        Exercise Price
                                                          ---------     ----------------
         Options outstanding, May 7, 2001 .....           1,875,979           $3.21
         Granted ..............................           1,200,000            3.05
         Forfeited ............................            (168,875)           3.00
                                                          ---------
         Options outstanding, December 31, 2001           2,907,104            3.16

         Granted ..............................           2,367,485             .73
         Forfeited ............................            (617,776)           1.96
                                                          ---------
         Options outstanding, December 31, 2002           4,656,813            2.08

         Granted ..............................           1,218,550             .44
         Forfeited ............................            (422,333)           1.51
                                                          ---------
         Options outstanding, December 31, 2003           5,453,030            1.76
                                                          =========


         Options exercisable, December 31, 2003           2,711,743            2.62
                                                          =========


                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


The following table summarizes information about stock options outstanding at December 31, 2003:


                                                  Options Outstanding                   Options Exercisable
                                           ----------------------------------- -------------------------------------
                                            Weighted-average
                           Number              Remaining      Weighted-average      Number          Weighted-average
 Range of Exercise     Outstanding At      Contractual Life       Exercise       Exercisable At         Exercise
       Prices         December 31, 2003         (Years)            Price        December 31, 2003         Price
 -----------------    -----------------    ----------------   ----------------  -----------------   ----------------
      $4.47                 200,000                .65             $4.47             200,000               $4.47
       4.06                 300,000               5.65              4.06             300,000                4.06
       3.05               1,200,000               7.35              3.05             866,666                3.05
       3.00                 472,875               5.94              3.00             472,875                3.00
       2.13                  75,000               7.00              2.13              70,000                2.13
       2.52                 110,000               7.10              2.52             110,000                2.52
        .88               1,220,000               8.03               .88             406,667                 .88
        .60                 556,605               8.22               .60             185,535                 .60
        .22                 100,000               8.88               .22             100,000                 .22
        .30                  80,000               9.72               .30                  --                  --
        .45               1,138,550               9.96               .45                  --                  --
                          ---------                                                ---------

                          5,453,030               7.73              1.76           2,711,743                2.62
                          ---------                                                ---------


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

      On January 10, 2002, the Company granted non-qualified stock options to five executives, to purchase an aggregate of 1,220,000 shares of common stock at an exercise price of $.88 per share, the fair market value of a share of common stock on the date of grant. These options vest in three equal annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant.

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

      On September 17, 2003, the Company granted to the four non-employee directors of the Company options to purchase a total of 80,000 shares of common stock at $.30 per share, the fair market value on the date of grant. These options vest in one year from the date of grant and expire ten years from the date of grant.

      On December 17, 2003, the Company granted to employees of the Company and its subsidiaries qualified and non-qualified options under the Plan to purchase a total of 1,138,550 shares of common stock at a price of $.45

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


      per share, the fair market value on the date of grant. These options vest in three equal annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant.

      EMPLOYEE STOCK PURCHASE PLAN

      In November 2002, the Company's shareholders approved the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the "Plan"), under which a total of 5,000,000 shares of common stock are available for issuance. Under the Plan, as currently administered by the Company's compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company's common stock at a discount of up to 15% below the market price of the Company's common stock, on the beginning or end of such option period, whichever is lower. Option periods have been initially set at three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During 2003, 1,601,919 shares of the Company's common stock were issued to employees under this Plan, at an average price of $.1325 per share, amounting to $212.

15.   LIQUIDITY

      The Company's liquidity position continues to be adversely affected by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. During the third and fourth quarters of 2002, as well as the first and second quarters of 2003, the Company reduced the size of its workforce. The Company decreased its total number of employees from 658 at June 30, 2002 to 324 at December 31, 2003. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

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

      The Company's overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company's subsidiaries. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base, the Company would seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from the Company's significant shareholders or from other parties, including the Company's clearing brokers, although there can be no assurance such funding would be available. Additionally, the Company may attempt to raise funds through a rights offering or other type of financing. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company's liquidity and operations.

      In November 2003, the Company received notice from the AMEX staff indicating that the Company was below certain of the continued listing standards of the AMEX, specifically that the Company had sustained losses in two of its three most recent fiscal years with shareholders' equity of less than $2 million, as set forth in Section 1003(a)(i) of the AMEX Company Guide. The Company was afforded an opportunity to submit its plan to regain compliance with the continued listing standards to the AMEX and did so in December 2003. Upon acceptance of the plan, AMEX provided the Company with the extension until May 13, 2005 to regain compliance with the continued listing standards, and will allow the Company to maintain its AMEX listing through the plan period, subject to periodic review of the Company's progress by the AMEX staff. If the Company does not make progress consistent with the plan or regain compliance with the continued listing standards by the end of the extension period, the AMEX staff could initiate delisting procedures.

16.   RELATED PARTY TRANSACTIONS

      Following the May 2001 acquisition of Ladenburg by LTS, certain officers and directors of New Valley became affiliated with the Company. Various directors of New Valley serve as directors of the Company, including Victor M. Rivas, LTS's President and Chief Executive Officer. An executive officer of New Valley served as Chief Financial Officer of LTS from June 2001 through September 2002. In 2002, the Company accrued compensation for this executive officer in the amount of $100, which was paid in four quarterly installments commencing April 1, 2003. See Note 14 regarding options granted to the non-employee directors of LTS and to Mr. Rivas in May 2001 and subsequently in 2002. For a more complete discussion of the acquisition of Ladenburg, see Note 3.

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

      Howard Lorber, the Company's chairman of the board, is chairman of the board of directors of Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for the Company. These commissions amounted to approximately $48 and $106 in 2003 and 2002, respectively.

      Several members of the immediate families of LTS's executive officers and directors are employed as registered representatives of Ladenburg (and may have been previously employed by Ladenburg Capital Management) or hedge fund managers of the Ladenburg Focus Fund LP. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives, and are eligible to receive bonuses or other compensation at the discretion of management. Oscar Sonkin, the father-in-law of Richard J. Rosenstock, received $13, $72 and $104 of compensation in 2003, 2002 and 2001, respectively. Richard Sonkin, the brother-in-law of Richard J. Rosenstock, received $248, $216 and $150 of compensation in 2003, 2002 and 2001, respectively. Steven Zeitchick, the brother of Mark Zeitchick, received $329, $182 and $136 of compensation during 2003, 2002 and 2001, respectively.

                   LADENBURG THALMANN FINANCIAL SERVICES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (Dollars in thousands, except per share amounts)


17.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                 Quarters
                                               ------------------------------------------------------------------------------
                                                   1st                  2nd                     3rd                  4th
                                               ------------         ------------            ------------         ------------
2003:
     Revenues ..............................   $     11,906         $     19,073            $     15,160         $     15,258
     Expenses ..............................         14,929               19,799                  17,641               14,296
                                               ------------         ------------            ------------         ------------

       (Loss) income before income taxes and
            minority interest ..............         (3,023)                (762)(b)              (2,481)                 962(c)

     Net (loss) income .....................   $     (3,069)        $       (762)(b)        $     (2,521)        $        862(c)

Loss (income) per common share(d)
   Basic....................................   $      (0.07)        $      (0.02)(b)        $      (0.06)        $       0.02(c)
   Diluted..................................   $      (0.07)        $      (0.02)(b)        $      (0.06)        $       0.02(c)

Weighted average common shares
   Basic....................................     42,025,211           42,034,378              42,864,506           43,329,505
   Diluted..................................     42,025,211           42,034,378              42,864,506           43,414,089





2002:
     Revenues ..............................   $     25,615         $     20,413            $     15,977         $     17,568
     Expenses ..............................         29,802               46,081(a)               23,726               25,416
                                               ------------         ------------            ------------         ------------

       Loss before income taxes ............         (4,187)             (25,668)(a)              (7,749)              (7,848)

     Net loss ..............................   $     (3,532)        $    (25,452)(a)        $    (10,014)        $     (7,395)

Basic and diluted:
   Loss per Common Share (d) ...............   $      (0.08)        $      (0.61)(a)        $      (0.24)        $      (0.18)

Basic and diluted weighted average
   Common Shares ...........................     42,025,211           42,025,211              42,025,211           42,025,211





-----------------

      (a) Includes impairment charge for goodwill of $18,762 ($0.45 per common share) (see Note 4).

      (b) Includes $779 charge ($0.02 per common share) for write-off of leasehold improvements (see Note 9 - Operating Leases.)

      (c) Includes $1,175 ($0.03 per common share) of income relating to adjustment of a liability in connection with settlement of litigation (see Note 9 - Operating Leases), and $1,500 ($0.03 per common share) of income on forgiveness of note payable (see Note 13).

      (d) The sum of the quarterly loss per share may not equal the loss per share for the year, because the per share data for each quarter and for the year are independently computed.