Form 10-Q
period 2004-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2004-05-14
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 1-15799

Ladenburg Thalmann Financial Services Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0701248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

590 Madison Avenue
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 409-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

     As of May 13, 2004, there were outstanding 44,191,416 shares of the registrant’s Common Stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$3,808	$3,648
Trading securities owned	1,670	1,013
Due from affiliates	31	—
Receivables from clearing brokers	15,334	21,245
Assets of limited partnership	5,015	6,472
Exchange memberships owned, at historical cost	1,505	1,505
Furniture, equipment and leasehold improvements, net	4,734	4,828
Restricted assets	1,064	1,063
Other assets	4,087	4,363

Total assets	$37,248	$44,137

LIABILITIES AND SHAREHOLDERS’ CAPITAL DEFICIT
Securities sold, but not yet purchased	$45	$4,070
Accrued compensation	2,187	2,502
Accounts payable and accrued liabilities	8,609	8,510
Liabilities of limited partnership	953	3,230
Deferred rent credit	6,026	5,817
Accrued interest	2,268	1,999
Accrued interest to former parent	1,779	1,545
Notes payable	7,000	7,000
Senior convertible notes payable	20,000	20,000
Subordinated note payable	2,500	2,500

Total liabilities	51,367	57,173

Commitments and contingencies	—	—
Limited partners’ interest in limited partnership	4,017	3,136

Shareholders’ capital deficit:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; shares issued and outstanding, 44,037,684 and 43,627,130	5	4
Additional paid-in capital	56,879	56,685
Accumulated deficit	(75,020)	(72,861)

Total shareholders’ capital deficit	(18,136)	(16,172)

Total liabilities and shareholders’ capital deficit	$37,248	$44,137

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Commissions	$11,103	$7,955
Principal transactions, net	1,394	994
Investment banking fees	229	657
Investment advisory fees	698	605
Interest and dividends	447	440
Syndications and underwritings	62	35
Other	1,244	1,178

Total revenues	15,177	11,864

Expenses:
Compensation and benefits	11,373	8,648
Brokerage, communication and clearance fees	1,065	1,801
Rent and occupancy	1,552	1,426
Professional services	1,390	766
Interest	545	505
Depreciation and amortization	240	356
Other	1,105	1,450

Total expenses	17,270	14,952

Loss before income taxes and limited partners’ interest	(2,093)	(3,088)

Limited partners’ interest in (earnings) loss of limited partnership	(169)	65

Loss before income taxes	(2,262)	(3,023)

Income taxes (benefit)	(103)	46

Net loss	$(2,159)	$(3,069)

Net loss per Common Share (basic and diluted)	$(0.05)	$(0.07)

Number of shares used in computation (basic and diluted)	43,631,642	42,025,211

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ CAPITAL DEFICIT
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2003	43,627,130	$4	$56,685	$(72,861)	$(16,172)
Issuance of Common Stock	410,554	1	194	—	195
Net loss	—	—	—	(2,159)	(2,159)

Balance, March 31, 2004	44,037,684	$5	$56,879	$(75,020)	$(18,136)

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,159)	$(3,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	356
Amortization of deferred rent credit	209	191
Accrued interest	502	402
Limited partners’ interest in limited partnership	169	(65)
Decrease (increase) in operating assets:
Trading securities owned	(657)	(3,637)
Receivables from clearing brokers	5,911	(3,962)
Assets of limited partnership	1,457	931
Due from affiliates	(31)	(3)
Income taxes receivable	—	2,224
Other assets	276	(138)
Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(4,025)	(1,098)
Accrued compensation	(315)	(649)
Accounts payable and accrued liabilities	99	(1,292)
Due to former parent	—	65
Liabilities of limited partnership	(2,277)	(219)

Net cash used in operating activities	(601)	(2,671)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(164)	(41)
Proceeds from sale of equipment	19	40

Net cash used in investing activities	(145)	(1)

Cash flows from financing activities:
Increase in restricted assets	(1)	(3)
Issuance of common stock	195	—
Distributions to limited partners	(308)	(647)
Contributions from limited partners	1,020	—

Net cash provided by (used in) financing activities	906	(650)

Net increase (decrease) in cash and cash equivalents	160	(3,322)
Cash and cash equivalents, beginning of period	3,648	11,752

Cash and cash equivalents, end of period	$3,808	$8,430

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

1	Principles of Reporting

The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”) and its subsidiaries, all of which are wholly-owned. The subsidiaries of LTS include, among others, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Capital Management Inc. (“Ladenburg Capital”), Ladenburg Thalmann Europe, Ltd. and Ladenburg Capital Fund Management Inc. (“LCFM”). All significant intercompany balances and transactions have been eliminated.

The interim financial data as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statement presentation. The notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) provide additional disclosures and a further description of accounting policies.

Prior to May 7, 2001, Ladenburg Capital and LCFM were the only subsidiaries of the Company. On May 7, 2001, LTS acquired all of the outstanding common stock of Ladenburg, and its name was changed from GBI Capital Management Corp. to Ladenburg Thalmann Financial Services Inc. As part of the consideration for the shares of Ladenburg, LTS issued the former stockholders of Ladenburg a majority interest in the LTS common stock. For accounting purposes, the acquisition has been accounted for as a reverse acquisition with Ladenburg treated as the acquirer of LTS. For a more complete description of this transaction, see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

LCFM is the sole general partner of the Ladenburg Focus Fund, L.P. (“Focus Fund”), an open-ended private investment fund that invests its capital in publicly traded equity securities and options strategies. Due to the controlling voting interest of LCFM, the accounts of the limited partnership were consolidated with the Company’s accounts. The comparative 2003 condensed consolidated financial statements as previously reported were adjusted to reflect the consolidation of the limited partnership. This adjustment had no effect on the Company’s capital deficit at March 31, 2003 or its net loss for the three-month period ended March 31, 2003. The assets of the limited partnership consist principally of a receivable from the Company’s clearing broker of $4,298 and $6,469 as of March 31, 2004 and December 31, 2003, respectively. The liabilities of the limited partnership consist principally of securities sold, but not yet purchased, of $941 and $3,215 as of March 31, 2004 and December 31, 2003, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

Organization

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, the NYSE, National Association of Securities Dealers, Inc. (“NASD”), Commodities Futures Trading Commission and National Futures Association. Ladenburg Capital previously operated as a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acted as an introducing broker, market maker, underwriter and trader for its own account.

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

Securities owned and securities sold, but not yet purchased, which are traded on a national securities exchange or listed on Nasdaq are valued at the last reported sales prices of the year. Futures contracts are also valued at their last reported sales prices. Securities owned, which have exercise or holding period restrictions, are valued at fair value as determined by the Company’s management. Unrealized gains and losses resulting from changes in valuation are reflected in net gain on principal transactions.

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

Ladenburg and its subsidiaries file a consolidated federal income tax return and certain combined state and local income tax returns. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2004 and December 31, 2003, the valuation allowance was $19,882 and $20,638, respectively.

Depreciation of furniture and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lease term.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the “cease-use date”). The fair value of the liability at the “cease-use date” shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. (See Note 6.)

SFAS No. 148, “Accounting for Stock-Based Compensation,” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148.

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS No. 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the employee incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company’s net loss for the three-month periods ended March 31, 2004 and 2003, had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123.

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	$(2,159)	$(3,069)
Stock-based employee compensation determined under the fair value based method	(451)	(389)

Pro forma net loss	$(2,610)	$(3,458)

Net loss per Common Share (basic and diluted), as reported	$(0.05)	$(0.07)

Pro forma net loss per Common Share (basic and diluted)	$(0.06)	$(0.08)

During the three months ended March 31, 2004 and 2003, respectively, options and warrants to purchase 2,830,500 and 4,728,230 common shares, and during both the 2004 and 2003 periods, 11,296,747 common

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

shares issuable upon the conversion of notes payable, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

The per share weighted average fair value of stock options granted during the three months ended March 31, 2004 of $0.70, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk free interest rate	3.83%
Volatility	110.70%
Dividend yield	0
Expected lives	10 years

3.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, as of March 31, 2004 and December 31, 2003 are as follows:

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
March 31, 2004
Common stock	$1,322	$19
Government and government agency bonds	307	21
Equity and index options	12	—
Municipal obligations	28	—
Corporate bonds	1	5

	$1,670	$45

December 31, 2003
Common stock	$760	$4,065
Equity and index options	59	—
Municipal obligations	56	—
Corporate bonds	138	5

	$1,013	$4,070

As of March 31, 2004 and December 31, 2003, approximately $1,655 and $960, respectively, of the securities owned are deposited with the Company’s clearing broker and, pursuant to the agreement, the securities may be sold or re-hypothecated by the clearing broker.

4.	Shareholders’ Equity

In November 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the “Plan”), under which a total of 5,000,000 shares of common stock are available for issuance. Under the Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock. Option periods have been initially set at three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

the three month period ended March 31, 2004, 410,554 shares of the Company’s common stock were issued to employees under this Plan, at approximately $.48 per share, resulting in a capital contribution of $195.

In March 2003, the Company granted its new chief executive officer ten-year options to purchase an aggregate of 2,500,000 shares of common stock, 1,000,000 of which are under the Company’s 1999 Performance Equity Plan and 1,500,000 of which are outside the plan. The options are exercisable at $0.75 per share and vest based on his continued employment with the Company in five equal annual installments commencing on the date of grant.

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At March 31, 2004, Ladenburg had net capital, as defined, of $6,256, which exceeded its minimum capital requirement of $250 by $6,006. As a result of net losses incurred by Ladenburg subsequent to March 31, 2004, including additional litigation reserves, Ladenburg’s net capital has been reduced by approximately $2,500 as of May 14, 2004. Approximately $1,150 of these losses will be eliminated in consolidation.

Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

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

As of March 31, 2004, the leases, exclusive of the lease relating to premises vacated by Ladenburg Capital referred to below, provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, as follows:

Year Ending
December 31,
2004	$3,334
2005	4,999
2006	4,850
2007	5,080
2008	5,554
Thereafter	35,931

Total	$59,748

In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $976 through June 2015.

In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

occupies in its New York City office, and the net book value of the leasehold improvements was written-off. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property exceed related rental commitments under the lease, amounting to $15,113 as of March 31, 2004, no liability for costs associated with vacating the space has been provided. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg’s financial position and liquidity.

As of March 31, 2004, Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $4,182 at March 31, 2004, payable $483 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease; This lawsuit has been stayed due to the landlord’s bankruptcy filing. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at March 31, 2004 and December 31, 2003. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

Deferred rent credit at March 31, 2004 and December 31, 2003 of $6,026 and $5,817, respectively, represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis.

At March 31, 2004 and December 31, 2003, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by Ladenburg’s marketable securities, of approximately $1,064, (classified as restricted assets on the consolidated statement of financial condition) as collateral for the lease of the Company’s Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006.

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

On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. Ladenburg’s motion to dismiss the lawsuit is currently pending. The Company believes the plaintiffs’ claims in this action are without merit and intends to vigorously defend against them.

In October 2003, an arbitration panel awarded $1,100 in a customer arbitration. Although the Company has increased its liability to reflect this award, a motion to vacate is currently pending. The Company’s subsidiaries

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

are defendants in several various pending arbitrations claiming substantial amounts of damages, including one which is seeking compensatory damages of $6,000.

With respect to certain arbitration and litigation matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability for potential arbitration and lawsuit losses of approximately $5,000 at March 31, 2004 and December 31, 2003 (included in accounts payable and accrued liabilities), of which $(77) and $46 was (credited) charged to operations as other expense for the three months ended March 31, 2004 and 2003, respectively. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.	Income Taxes

The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of March 31, 2004, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to approximately $22,100. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2003 and for the three months ended March 31, 2004 and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at March 31, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At March 31, 2004, the Company had net operating loss carryforwards of approximately $38,200, expiring in various years from 2015 through 2024, of which approximately $116 are subject to restrictions on utilization.

8.	Off-Balance-Sheet Risk and Concentrations of Credit Risk

Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as Ladenburg has agreed to indemnify its clearing brokers for any resulting losses. The Company continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Company’s securities transactions are provided by several clearing brokers. At March 31, 2004 and December 31, 2003, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

9.	Notes Payable

The components of notes payable are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
Senior convertible notes payable	$20,000	$20,000
Notes payable (forgivable per terms - see below) in connection with clearing agreement	2,000	2,000
Notes payable	5,000	5,000
Subordinated note payable	2,500	2,500

Total	$29,500	$29,500

Aggregate maturities of the $29,500 of notes payable at March 31, 2004 are as follows:

Year Ending
December 31,
2004		$3,500
2005		20,000
2006		7,000

	Total	$29,500

Senior Convertible Notes Payable

In conjunction with the acquisition of Ladenburg in May 2001, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership (“Frost-Nevada”), which was subsequently assigned to Frost-Nevada Investments Trust (“Frost Trust”), of which Frost-Nevada is the sole and exclusive beneficiary, bears interest at 8.5% per annum. The notes held by the former Ladenburg stockholders are currently convertible into a total of 4,799,271 shares of common stock, and the note held by Frost Trust is currently convertible into a total of 6,497,475 shares of common stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS’s common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

On June 28, 2002, New Valley Corporation (“New Valley”) and Berliner Effektengesellschaft AG (“Berliner”), who were the shareholders of Ladenburg prior to May 2001, and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing September 30, 2002 through March 2003 (the “Forbearance Interest Payments”). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. The Company also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible.

As of March 31, 2004, accrued interest payments as to which a forbearance was received from Frost-Nevada and New Valley, amounted to $3,616.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

In March 2004, the Company entered into an agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together, with accrued interest, into common stock of the Company. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust will be reduced from the current conversion price of $1.54 to $0.70 per share, and the conversion price of the notes held by New Valley will be reduced from the current conversion price of $2.08 to $1.10 per share. This transaction is subject to shareholder approval and is currently expected to close in the second quarter of 2004. At the closing, approximately $21,500 of principal and accrued interest will be converted into approximately 26,000,000 shares of the Company’s common stock, for an average conversion price of approximately $0.83 per share. Although for accounting purposes, the Company anticipates it will record a pre-tax charge of approximately $12,300 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on the Company’s balance sheet will be an increase to shareholders’ equity of approximately $21,500. Concurrently with this agreement, the Company entered into an agreement with Berliner, to repurchase $1,990 aggregate principal amount of the Company’s outstanding senior convertible promissory notes, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, the Company will record a gain on debt cancellation of $1,310 during the second quarter of 2004.

Other Notes Payable

On March 27, 2002, the Company borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where the Company receives at least $5,000 in total proceeds. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively, with the March 2002 loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (discussed below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, $1,500 of principal, together with accrued interest of approximately $90, was forgiven. The remaining $2,000 of principal is scheduled to be forgiven as follows: $667 in November 2004, $667 in November 2005 and $666 in November 2006. Accrued interest on these loans as of March 31, 2004 was $111. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

As of March 31, 2004, Ladenburg has a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matures on October 31, 2004 , under which outstanding borrowings incur interest at LIBOR plus 2%.

Liquidity

The Company’s liquidity position continues to be adversely affected by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. During the third and fourth quarters of 2002, as well as the first and second quarters of 2003, the Company reduced the size of

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

its workforce. The Company decreased its total number of employees from 658 at June 30, 2002 to 318 at March 31, 2004. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

The Company’s overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company’s subsidiaries. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base, the Company would seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from the Company’s significant shareholders or from other parties, including the Company’s clearing brokers, although there can be no assurance such funding would be available. Additionally, the Company may attempt to raise funds through a rights offering or other type of financing. In May 2002, the Company filed a registration statement for a proposed $10,000 rights offering to the holders of its outstanding common stock, convertible notes, warrants and options in order to raise additional necessary working capital. However, on August 6, 2002, the Company announced that it had decided to postpone the rights offering due to market conditions. If additional funds were needed, the Company could attempt to consummate the rights offering, although it does not currently anticipate that a rights offering could be successfully completed absent a material improvement in market conditions and a significant increase in the Company’s stock price. In the circumstance where the rights offering were ultimately consummated, the Company would be required to use the proceeds of the proposed rights offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company’s liquidity and operations.

In November 2003, the Company received notice from the AMEX staff indicating that the Company was below certain of the continued listing standards of the AMEX, specifically that the Company had sustained losses in two of its three most recent fiscal years with shareholders’ equity of less than $2 million, as set forth in Section 1003(a)(i) of the AMEX Company Guide. The Company was afforded an opportunity to submit its plan to regain compliance with the continued listing standards to the AMEX and did so in December 2003. Upon acceptance of the plan, AMEX provided the Company with the extension until May 13, 2005 to regain compliance with the continued listing standards, and will allow the Company to maintain its AMEX listing through the plan period, subject to periodic review of the Company’s progress by the AMEX staff. If the Company does not make progress consistent with the plan or regain compliance with the continued listing standards by the end of the extension period, the AMEX staff could initiate delisting procedures.

10.	Related Party Transactions

Following the May 2001 acquisition of Ladenburg by LTS, certain officers and directors of New Valley became affiliated with the Company. Various directors of New Valley serve as directors of the Company. For a more complete discussion of the acquisition of Ladenburg, see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

In connection with the acquisition of Ladenburg, New Valley and Frost-Nevada acquired LTS’s senior convertible notes. During 2002, New Valley loaned the Company an additional $7,000, of which $2,000 was repaid. (See Note 9.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Per Share Amounts)

     Introduction

     The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our subsidiaries include, among others, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Capital Management Inc. (“Ladenburg Capital”), Ladenburg Thalmann Europe, Ltd. and Ladenburg Capital Fund Management Inc.

     Recent Developments

Executive Changes

     On March 9, 2004, we entered into a Severance, Waiver and Release Agreement with Victor M. Rivas, our former president and chief executive officer. Under the Severance Agreement, effective March 31, 2004, Mr. Rivas retired from all of his positions with us and our subsidiaries including Ladenburg. In connection with Mr. Rivas’ retirement, we entered into an Employment Agreement with Charles I. Johnston pursuant to which Mr. Johnston serves, effective April 1, 2004, as president, chief executive officer and a member of our board of directors and as chairman and chief executive officer of Ladenburg. Most recently, Mr. Johnston was a managing director and the global head of private client services at Lehman Brothers, Inc. where he was responsible for all aspects of Lehman’s private client services business which included 440 brokers in 14 branches.

Debt Conversion

     On March 29, 2004, we entered into an agreement with New Valley Corporation (“New Valley”) and Frost-Nevada Investments Trust (“Frost-Nevada”), the holders of our outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock, subject to shareholder approval. Pursuant to the agreement, New Valley and Frost-Nevada will convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. The agreement is subject to, among other things, approval by our shareholders at a special meeting that is currently expected to be held in the second quarter of 2004. As a result of the conversion, New Valley and Frost-Nevada will beneficially own approximately 12.5% and 27.6%, respectively, of our common stock.

     We currently anticipate recording a pre-tax charge in 2004 of approximately $12,300 in our statements of operations upon closing of this transaction. The charge reflects expense attributable to the reduction in the conversion price of the notes to be converted. The net balance sheet effect of the transaction will be an increase in our shareholders’ equity of approximately $21,500.

     Concurrently with this agreement, we entered into an agreement with Berliner Effektengesellschaft AG (“Berliner”), the holder of the remaining $1,990 aggregate principal amount of senior convertible promissory notes, pursuant to which we repurchased the notes held by Berliner, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. This transaction resulted in a $1,310 gain on debt cancellation and will be reflected in our operations in the second quarter of 2004.

Litigation

     In October 2003, an arbitration panel awarded $1,100 in a customer arbitration. Although we have increased our reserves to reflect this award, we have moved in court to vacate this award. The motion to vacate is currently pending. We have several other various pending arbitrations claiming substantial amounts of damages, including one which is seeking compensatory damages of $6,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued (Dollars in Thousands, Except Per Share Amounts)

Sale of Subsidiary

     In March 2004, we sold one of our registered investment advisor subsidiaries, Financial Partners Capital Management, Inc., to one of its employees. This subsidiary provided investment advisory and financial planning services. We received $100 above the book value of the subsidiary and have recorded this gain in our operations for the three months ended March 31, 2004.

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

     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $42 and $28 for the three months ended March 31, 2004 and 2003, respectively.

     Customer Claims. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the landlord discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $5,000 for potential arbitration and lawsuit losses as of March 31, 2004 and December 31, 2003, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

     September 11, 2001 Events. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable as of March 31, 2004. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued (Dollars in Thousands, Except Per Share Amounts)

property, which was applied against our receivable. The receivable balance as of March 31, 2004, representing the net book value of the damaged property and subsequent construction costs, was $2,118. In October 2003, we filed a Proof of Loss with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800. There are no assurances, however, that we will recover the full amount of insurance available to Ladenburg and Ladenburg Capital as a result of this claim.

     Ladenburg Capital is currently in litigation with its landlord seeking a declaratory judgment that the lease in this building near the World Trade Center be deemed terminated because, among other things, the premises were unsafe and uninhabitable for a period of 270 days after September 11, 2001, pursuant to a lease provision giving Ladenburg Capital the right to terminate in those circumstances. This lawsuit has been stayed due to the landlord’s bankruptcy filing. We believe that Ladenburg Capital will prevail and intend to pursue this claim vigorously. However, in the event that Ladenburg Capital does not prevail, it may incur additional future expenses to terminate the long-term commitment or, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

     Exit or Disposal Activity. During the fourth quarter of 2002, we early adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the “cease-use date”). The fair value of the liability at the “cease-use date” shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property.

     In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property exceed related rental commitments under the lease, no liability for costs associated with vacating the space has been provided. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg’s financial position and liquidity.

     Fair Value. “Trading securities owned” and “Securities sold, but not yet purchased” on our consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued (Dollars in Thousands, Except Per Share Amounts)

     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of March 31, 2004, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to approximately $22,100. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2003 and for the three months ended March 31, 2004 and that we continue to be affected by conditions in the economy, we have determined that a valuation allowance at March 31, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At March 31, 2004, we had net operating loss carryforwards of approximately $38,200, expiring in various years from 2015 through 2024, of which approximately $116 are subject to restrictions on utilization.

     Results of Operations

     Three months ended March 31, 2004 versus three months ended March 31, 2003

     Our revenues for the three months ended March 31, 2004 increased $3,313 from 2003 primarily as a result of increased commissions of $3,148.

     Our expenses for the three months ended March 31, 2004 increased $2,318 from the 2003 period primarily as a result of increased compensation and benefits of $2,725.

     Our revenues for the three months ended March 31, 2004 consisted of commissions of $11,103, net principal transactions of $1,394, investment banking fees of $229, investment advisory fees of $698, interest and dividends of $447, syndicate and underwriting income of $62 and other income of $1,244. Our revenues for the three months ended March 31, 2003 consisted of commissions of $7,955, net principal transactions of $994, investment banking fees of $657, investment advisory fees of $605, interest and dividends of $440, syndicating and underwriting income of $35 and other income of $1,178. Our expenses for the three months ended March 31, 2004 consisted of compensation and benefits of $11,373 and other expenses of $5,897. Our expenses for the three months ended March 31, 2003 consisted of compensation and benefits of $8,648 and other expenses of $6,304.

     The $3,148 (39.6%) increase in commission income primarily resulted from an improvement in the market for equity securities during the three months ended March 31, 2004.

     The $400 (40.2%) increase in net principal transactions was primarily the result of an increase in sales credits of approximately $577, net of a decrease in trading income during the three months ended March 31, 2004.

     The $428 (65.1%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the reduction in the number of professional staff in the corporate finance area of the investment banking department.

     The increase in compensation expense of $2,725 (31.5%) was primarily due to the net increase in revenues and approximately $449 of severance paid to our former president and chief executive officer.

     The decrease of $736 (40.9%) in brokerage, communication and clearance fees is primarily due to the decrease in proprietary trading activities in 2004 compared to 2003.

     The $624 (81.5%) increase in professional services was primarily due to increases in legal services relating to customer arbitrations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued (Dollars in Thousands, Except Per Share Amounts)

     Income tax benefit for the three months ended March 31, 2004 was $103 compared to an income tax expense of $46 in 2003, primarily resulting from the reversal of prior period income tax over-accruals. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2003 and for the three months ended March 31, 2004 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at March 31, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2004 and 2003 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

     Liquidity and Capital Resources

     Approximately 55.9% of our assets at March 31, 2004 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Ladenburg’s regulatory net capital, as defined, of $6,256, exceeded minimum capital requirements of $250 by $6,006 at March 31, 2004. As a result of net losses incurred by Ladenburg subsequent to March 31, 2004, including additional litigation reserves, Ladenburg’s net capital has been reduced by approximately $2,500 as of May 14, 2004. Approximately $1,150 of these losses will be eliminated in consolidation. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

     Our primary sources of liquidity include cash inflows from operations and borrowings.

     Net cash flows used in operating activities for the three months ended March 31, 2004 was $601 as compared to $2,671 for the 2003 period.

     Net cash flows used in investing activities for the three months ended March 31, 2004 was $145 compared to $1 for the 2003 period. The difference is primarily attributable to an increase in the amount of capital expenditures during the 2004 period.

     The capital expenditures of $164 and $41 for the three months ended March 31, 2004 and 2003, respectively, related principally to leasehold improvements and enhancements to computer equipment.

     There was $906 of cash flows provided from financing activities for the three months ended March 31, 2004, primarily representing $712 of net contributions from limited partners to the Focus Fund and 410,554 shares of our common stock issued pursuant to our Employee Stock Purchase Plan which commenced on April

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued (Dollars in Thousands, Except Per Share Amounts)

1, 2003. There was $650 of cash flows used in financing activities in the 2003 period, primarily representing distributions to limited partners of the Focus Fund.

     We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $3,334 in 2004 and approximately $5,129 per year until 2015. Such amounts exclude the lease referred to in the following paragraph. In addition, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $976 through June 2015.

     Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $4,182 payable $491 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit has been stayed due to the landlord’s bankruptcy. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at March 31, 2004 and December 31, 2003. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

     Ladenburg ceased using one of the several floors it occupies in its New York City office and is currently seeking to sublet the property. In accordance with SFAS No. 146, Ladenburg’s management evaluates Ladenburg’s liability with respect to this space on a quarterly basis, taking into account estimated future sublease payments that could be reasonably obtained for the property. In these evaluations, Ladenburg’s management concluded that no liability for this lease was required to be recorded as of March 31, 2004. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg’s financial position and liquidity.

     In conjunction with the May 2001 acquisition of Ladenburg, we issued a total of $20,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley, Berliner and Frost-Nevada (which was subsequently assigned to Frost-Nevada Investments Trust). The $10,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg, bear interest at 7.5% per annum, and the $10,000 principal amount of the note issued to Frost-Nevada bears interest at 8.5% per annum. The notes are currently convertible into a total of 11,296,746 shares of our common stock and are secured by a pledge of the stock of Ladenburg.

     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the “Forbearance Interest Payments”). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada Investments Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of March 31, 2004, accrued interest payments as to which a forbearance was received, exclusive of the interest relating to the Berliner notes, amounted to $3,616.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued (Dollars in Thousands, Except Per Share Amounts)

     In March 2004, the holders of our senior convertible promissory notes agreed to convert such notes into approximately 26,000,000 shares of common stock at reduced conversion prices ranging from $0.70 to $1.10 per share, subject to shareholder approval. Although for accounting purposes, we currently anticipate recording a pre-tax charge in the second quarter of 2004 of approximately $12,300 in our operations upon closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet will be an increase in our shareholders’ equity of approximately $21,500. Concurrently with this agreement, we entered into an agreement with Berliner, the holder of the remaining $1,990 aggregate principal amount of senior convertible promissory notes, pursuant to which we repurchased the notes held by Berliner, plus $320 of accrued interest thereon, for $1,000 in cash, which was paid in April 2004. This transaction resulted in a $1,310 gain on debt cancellation and will be reflected in our operations in the second quarter of 2004.

     Notwithstanding the planned conversion of the senior convertible promissory notes, there can be no assurance that our operations will generate funds sufficient to repay our other existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on our operations.

     In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, $1,500 of principal on the Clearing Loans, together with accrued interest of approximately $90, was forgiven in November 2003. The remaining principal balance of the Clearing Loans is scheduled to be forgiven as follows: $667 in November 2004, $667 in November 2005 and $666 in November 2006. Accrued interest on these loans as of March 31, 2004 was $111. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

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

     On July 16, 2002, we borrowed an additional $2,500 from New Valley (collectively, with the March 2002 Loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans, to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued (Dollars in Thousands, Except Per Share Amounts)

assessed against us from claims that arise in the future and reserve accordingly, our financial condition may be materially adversely affected.

     Our liquidity position continues to be adversely affected by our inability to generate cash from operations. Accordingly, we have been forced to cut expenses as necessary. In order to accomplish this, we have implemented certain cost-cutting procedures throughout our operations including reducing the size of our workforce. Additionally, during the fourth quarter of 2002, in order to reduce future operating expenses, we terminated the operations of Ladenburg Capital and withdrew it as a broker-dealer. Ladenburg Capital filed at that time to withdraw as a broker-dealer, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the accounts of Ladenburg Capital and many of the employees of Ladenburg Capital were offered and have accepted employment with Ladenburg. The termination of Ladenburg Capital’s operations reduced support expenses, operating expenses and general administrative expenses.

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

     We maintain inventories of trading securities. At March 31, 2004, the fair market value of our inventories were $1,670 in long positions and $45 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at March 31, 2004 will not have a material adverse effect on our consolidated financial position or results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued (Dollars in Thousands, Except Per Share Amounts)

     Special Note Regarding Forward-Looking Statements

     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.

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

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to its management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     No securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended March 31, 2004, except on March 9, 2004, we granted our chief executive officer ten-year options to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $0.75 per share, which vest in five annual installments commencing on the first anniversary of the date of grant. The foregoing transaction was effected in reliance on an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. No securities of ours were repurchased by us or our affiliated purchasers during three months ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Stock Option Agreement, dated as of March 9, 2004, between the Company and Charles I. Johnston (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.2	Stock Option Agreement, dated as of March 9, 2004, between the Company and Charles I. Johnston (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Date	Items	Financial Statements
February 19, 2004	5, 7	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date: May 14, 2004	By:	/s/ Salvatore Giardina

Salvatore Giardina
Vice President and Chief Financial Officer
(Duly Authorized Officer and Chief Accounting Officer)