Form 10-Q
period 2004-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2004-08-11
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Commission File Number 1-15799

Ladenburg Thalmann Financial Services Inc.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0701248 (I.R.S. Employer Identification Number)

590 Madison Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 409-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of August 13, 2004, there were outstanding 46,383,167 shares of the registrant’s Common Stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$1,881	$3,648
Trading securities owned	1,170	1,013
Receivables from clearing brokers	11,865	21,245
Assets of limited partnership	4,956	6,472
Exchange memberships owned, at historical cost	1,505	1,505
Furniture, equipment and leasehold improvements, net	4,613	4,828
Restricted assets	1,064	1,063
Other assets	5,656	4,363

Total assets	$32,710	$44,137

LIABILITIES AND SHAREHOLDERS’ CAPITAL DEFICIT

Securities sold, but not yet purchased	$121	$4,070
Accrued compensation	1,551	2,502
Accounts payable and accrued liabilities	8,828	8,510
Liabilities of limited partnership	456	3,230
Deferred rent credit	6,039	5,817
Accrued interest	2,218	1,999
Accrued interest to former parent	2,015	1,545
Notes payable	7,000	7,000
Senior convertible notes payable	18,010	20,000
Subordinated note payable	2,500	2,500

Total liabilities	48,738	57,173

Commitments and contingencies	—	—

Limited partners’ interest in limited partnership	4,379	3,136

Shareholders’ capital deficit:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; shares issued and outstanding, 44,369,834 and 43,627,130	4	4
Additional paid-in capital	57,115	56,685
Accumulated deficit	(77,526)	(72,861)

Total shareholders’ capital deficit	(20,407)	(16,172)

Total liabilities and shareholders’ capital deficit	$32,710	$44,137

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Commissions	$6,448	$13,998	$17,551	$21,953
Principal transactions, net	598	1,815	1,992	2,785
Investment banking fees	211	1,019	440	1,676
Investment advisory fees	45	573	743	1,188
Interest and dividends	421	422	868	851
Syndications and underwritings	93	(5)	155	30
Gain on debt cancellation	1,310	—	1,310	—
Other	990	1,385	2,234	2,565

Total revenues	10,116	19,207	25,293	31,048

Expenses:
Compensation and benefits	6,303	12,530	17,676	21,178
Brokerage, communication and clearance fees	881	1,271	1,946	3,072
Rent and occupancy	1,508	2,039	3,060	3,465
Professional services	648	1,017	2,038	1,760
Interest	532	542	1,077	1,047
Write-off of leasehold improvements, net	—	779	—	779
Depreciation and amortization	262	295	502	651
Other	2,222	1,326	3,327	2,776

Total expenses	12,356	19,799	29,626	34,728

Loss before income taxes and limited partners’ interest	(2,240)	(592)	(4,333)	(3,680)
Limited partners’ interest in earnings of limited partnership	(262)	(134)	(431)	(69)

Loss before income taxes	(2,502)	(726)	(4,764)	(3,749)
Income taxes (benefit)	4	36	(99)	82

Net loss	$(2,506)	$(762)	$(4,665)	$(3,831)

Net loss per Common Share (basic and diluted)	$(0.06)	$(0.02)	$(0.11)	$(0.09)

Number of shares used in computation (basic and diluted)	44,144,139	42,034,378	43,887,890	42,029,820

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ CAPITAL DEFICIT
(Dollars in Thousands)
(Unaudited)

	Common Stock
			Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2003	43,627,130	$4	$56,685	$(72,861)	$(16,172)
Issuance of Common Stock	742,704	—	430	—	430
Net loss	—	—	—	(4,665)	(4,665)

Balance, June 30, 2004	44,369,834	$4	$57,115	$(77,526)	$(20,407)

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,665)	$(3,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	502	651
Adjustment to deferred rent credit	222	143
Accrued interest	1,009	—
Write-off of leasehold improvements, net	—	779
Loss on disposal of fixed assets	—	3
Limited partners’ interest in limited partnership	431	69
Gain on debt extinguishment	(1,310)	—

Decrease (increase) in operating assets:

Trading securities owned	(157)	3,328
Receivables from clearing brokers	9,380	(8,999)
Assets of limited partnership	1,516	1,513
Due from affiliates	—	14
Income taxes receivable	—	2,043
Other assets	(1,293)	78

Increase (decrease) in operating liabilities:

Securities sold, but not yet purchased	(3,949)	(371)
Accrued compensation	(951)	1,686
Accounts payable and accrued liabilities	318	(726)
Due to former parent	—	449
Liabilities of limited partnership	(2,774)	40

Net cash used in operating activities	(1,721)	(3,131)

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(306)	(468)
Proceeds from sale of equipment	19	92

Net cash used in investing activities	(287)	(376)

Cash flows from financing activities:

Increase in restricted assets	(1)	(6)
Repayment of senior convertible note payable	(1,000)	—
Issuance of common stock	430	35
Distributions to limited partners	(308)	(1,796)
Contributions from limited partners	1,120	174

Net cash provided by (used in) financing activities.	241	(1,593)

Net decrease in cash and cash equivalents	(1,767)	(5,100)
Cash and cash equivalents, beginning of period	3,648	11,752

Cash and cash equivalents, end of period	$1,881	$6,652

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
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

The interim financial data as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

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

LCFM is the sole general partner of the Ladenburg Focus Fund, L.P. (“Focus Fund”), an open-ended private investment fund that invests its capital in publicly traded equity securities and options strategies. Due to the controlling voting interest of LCFM, the accounts of the limited partnership were consolidated with the Company’s accounts. The comparative 2003 condensed consolidated financial statements as previously reported were adjusted to reflect the consolidation of the limited partnership. This adjustment had no effect on the Company’s capital deficit at June 30, 2003 or its net loss for the six -month period ended June 30, 2003. The assets of the limited partnership consist principally of a receivable from the Company’s clearing broker of $4,956 and $6,469 as of June 30, 2004 and December 31, 2003, respectively. The liabilities of the limited partnership consist principally of securities sold, but not yet purchased, of $441 and $3,215 as of June 30, 2004 and December 31, 2003, respectively.

The Company’s liquidity position continues to be adversely affected by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. During the third and fourth quarters of 2002, the first and second quarters of 2003, and the second quarter of 2004, the Company reduced the size of its workforce. The Company decreased its total number of employees from 658 at June 30, 2002 to 242 at June 30, 2004. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

The Company’s overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company’s broker-dealer subsidiary. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base, the Company would seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from the Company’s significant shareholders or from other parties, including the Company’s clearing brokers, although there can be no assurance such funding would be available. Additionally, the Company may attempt to raise funds through a private placement, a rights offering or other type of financing. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company’s liquidity and operations and the Company may be unable to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

banking fees are recorded upon the closing of the transaction, when it can be determined that the fees have been irrevocably earned.

Investment advisory fees are received quarterly, in advance, but are recognized as earned on a pro rata basis over the term of the contract.

Dividends are recorded on an ex-dividend date basis and interest is recorded on an accrual basis.

Ladenburg and its subsidiaries file a consolidated federal income tax return and certain combined state and local income tax returns. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2004 and December 31, 2003, the valuation allowance was approximately $22,000 and $20,638, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS No. 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the employee incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company’s net loss for the three and six -month periods ended June 30, 2004 and 2003, had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,506)	$(762)	$(4,665)	$(3,831)

Stock-based employee compensation determined under the fair value based method	(393)	(418)	(844)	(800)

Pro forma net loss	$(2,899)	$(1,180)	$(5,509)	$(4,631)

Net loss per Common Share (basic and diluted), as reported	$(0.06)	$(0.02)	$(0.11)	$(0.09)

Pro forma net loss per Common Share (basic and diluted)	$(0.07)	$(0.03)	$(0.13)	$(0.11)

During the six months ended June 30, 2004 and 2003, respectively, options and warrants to purchase 10,686,890 and 2,709,572 common shares, and during both the 2004 and 2003 periods, 11,296,747 common shares issuable upon the conversion of notes payable, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

During the six months ended June 30, 2004, options to purchase 5,249,500 shares of common stock were granted. The per share weighted average fair value of stock options granted during the first and second quarters of 2004 was $0.70 and $0.92, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	First Quarter 2004	Second Quarter 2004
Risk free interest rate	3.83%	4.72%
Volatility	110.70%	100.23%
Dividend yield	0	0
Expected lives	10 years	10 years

3.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, as of June 30, 2004 and December 31, 2003 are as follows:

		Securities Sold,
	Securities	But Not
June 30, 2004	Owned	Yet Purchased
Common stock	$1,072	$116
Government and government agency bonds	48	—
Municipal obligations	3	—
Corporate bonds	47	5

	$1,170	$121

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

December 31, 2003
Common stock	$760	$4,065
Equity and index options	59	—
Municipal obligations	56	—
Corporate bonds	138	5

	$1,013	$4,070

As of June 30, 2004 and December 31, 2003, approximately $1,033 and $960, respectively, of the securities owned are deposited with the Company’s clearing broker and, pursuant to the agreement, the securities may be sold or re-hypothecated by the clearing broker.

4.	Shareholders’ Equity

Employee Stock Purchase Plan
In November 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock are available for issuance. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock. Option periods have been initially set at three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the six month period ended June 30, 2004, 618,739 shares of the Company’s common stock were issued to employees under the Purchase Plan, at prices ranging from approximately $.48 to $.73 per share, resulting in a capital contribution of $347.

Stock Option Plan
In March 2004, the Company granted its new chief executive officer ten-year options to purchase an aggregate of 2,500,000 shares of common stock, 1,000,000 of which are under the Company’s 1999 Performance Equity Plan (the “Option Plan”) and 1,500,000 of which are outside the Option Plan. The options are exercisable at $0.75 per share and vest based on his continued employment with the Company in five equal annual installments commencing on the date of grant.

In May 2004, options to purchase 2,249,500 shares of common stock were granted to various employees under the Option Plan. The options are exercisable at $1.01, vest in three equal annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant.

During the second quarter of 2004, various participants in the Option Plan exercised stock options to purchase a total of 123,965 shares of common stock at prices ranging from $.60 to $.88, resulting in a capital contribution of $83.

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At June 30, 2004, Ladenburg had net capital, as defined, of $3,451, which exceeded its minimum capital requirement of $250 by $3,201. Due to continuing losses, Ladenburg’s net capital as of July 30, 2004 was approximately $2,700, which exceeded its minimum net capital requirement by $2,450.

Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

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

As of June 30, 2004, the leases, exclusive of the lease relating to the premises vacated by Ladenburg Capital referred to below, provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, as follows:

Year Ending
December 31,
2004	$2,410
2005	4,999
2006	4,850
2007	5,080
2008	5,554
Thereafter	35,931

Total	$58,824

In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $839 through June 2015.

In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written-off. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property exceed the net of the related rental commitments under the lease, amounting to $14,898 as of June 30, 2004, and the related deferred rent liability of approximately $1,467 at June 30, 2004, no liability for costs associated with vacating the space has been provided. Ladenburg is currently attempting to sublease this space. However, there is no assurance that a suitable subtenant will be found. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the net of the lease obligations and the carrying amount of the deferred rent liability. Such costs may have a material adverse effect on Ladenburg’s financial position and liquidity.

As of June 30, 2004, Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $4,028 at June 30, 2004, payable $337 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit is pending in bankruptcy court due to the landlord’s bankruptcy filing. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at June 30, 2004 and December 31, 2003. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

Deferred rent credit at June 30, 2004 and December 31, 2003 of $6,039 and $5,817, respectively, represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis.

At June 30, 2004 and December 31, 2003, Ladenburg has utilized a letter of credit in the amount of $1,000, that is collateralized by Ladenburg’s marketable securities of approximately $1,064 (classified as restricted assets on the consolidated statement of financial condition), as collateral for the lease of the Company’s Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006.

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

On July 21, 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. Although Ladenburg has not yet been served with the complaint, management believes that the plaintiff’s claims are without merit and, subject to being properly served, intends to vigorously defend against them.

In July 2004, the Company entered into settlement agreements with several individuals who had brought arbitration claims against Ladenburg and Ladenburg Capital, arising out of customer complaints relating to their activities as broker-dealers. Ladenburg Capital paid to the plaintiffs a total of $1,500 in cash upon execution of the agreements and agreed to pay them a total of $400 in cash due in four equal annual installments of $100 on each of July 15, 2005, 2006, 2007 and 2008. Additionally, the Company issued to the plaintiffs a total of 2,000,000 shares of its common stock. These agreements include the settlement of a previously disclosed October 2003 arbitration award for $1,100 which the Company was seeking to have vacated. This settlement resulted in a $1,249 charge to operations during the second quarter of 2004 to increase the liability for arbitration losses. At June 30, 2004, other assets includes $1,500 put into escrow in conjunction with the settlement which was paid in July 2004.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

The Company’s subsidiaries are defendants in several various pending arbitrations claiming substantial amounts of damages, including one which is seeking compensatory damages of $6,000.

With respect to certain arbitration and litigation matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability for potential arbitration and lawsuit losses of approximately $5,760 and $5,000 at June 30, 2004 and December 31, 2003, respectively (included in accounts payable and accrued liabilities). During the six months ended June 30, 2004 and 2003, various settlements resulted in a charge to operations, net of certain favorable settlements, of $1,157 and $785, respectively. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Regulatory Matter

In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. This investigation is still ongoing and no formal proceedings have been initiated to date. If the Company is forced to pay significant damages with respect to this investigation, or if any of its key employees are suspended or disqualified from practicing in the securities industry for a substantial period of time, it could have a material adverse effect on the Company’s operations and financial condition.

7.	Income Taxes

The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of June 30, 2004, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to approximately $22,000. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2003 and for the six months ended June 30, 2004 and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At June 30, 2004, the Company had net operating loss carryforwards of approximately $41,400, expiring in various years from 2015 through 2024, of which approximately $116 are subject to restrictions on utilization.

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

The clearing operations for the Company’s securities transactions are provided by several clearing brokers. At June 30, 2004 and December 31, 2003, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

9.	Notes Payable

The components of notes payable are as follows:

	June 30,	December 31,
	2004	2003
Senior convertible notes payable	$18,010	$20,000
Notes payable (forgivable per terms – see below) in connection with clearing agreement	2,000	2,000
Notes payable	5,000	5,000
Subordinated note payable	2,500	2,500

Total	$27,510	$29,500

Aggregate maturities of the $27,510 of notes payable at June 30, 2004 are as follows:

Year Ending
December 31,
2004	$2,500
2005	18,010
2006	7,000

Total	$27,510

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. The Company also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible.

As of June 30, 2004, accrued interest payments as to which a forbearance was received from Frost-Nevada and New Valley, amounted to $3,548.

In March 2004, the Company entered into an agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together, with accrued interest, into common stock of the Company. The debt conversion agreement is subject to approval by the Company’s shareholders and to other conditions including the absence of any material adverse change in the Company’s financial condition or results of operations. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust will be reduced from the current conversion price of $1.54 to $0.70 per share, and the conversion price of the notes held by New Valley will be reduced from the current conversion price of $2.08 to $1.10 per share. The Company anticipated seeking shareholder approval of the agreement at its 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting has been delayed so that the Company can re-examine its capital needs to support its liquidity and capital base for the near term including, among other things, the evaluation of certain contingent matters described above. If the Company needs to amend the terms of the debt conversion agreement in a manner not agreed to by the noteholders or if the Company’s shareholders do not approve the debt conversion agreement or if the noteholders assert that a material adverse change has occurred, the conversion may not occur. If the agreement is approved, approximately $21,500 of principal and accrued interest will be converted into approximately 26,000,000 shares of the Company’s common stock, for an average conversion price of approximately $0.83 per share. Although for accounting purposes, the Company anticipates it will record a pre-tax charge of approximately $12,300 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on the Company’s balance sheet will be an increase to shareholders’ equity of approximately $21,500.

Concurrently with the execution of the debt conversion agreement, the Company entered into an agreement with Berliner, to repurchase $1,990 aggregate principal amount of the Company’s outstanding senior convertible promissory notes, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, the Company recorded a gain on debt cancellation of $1,310 during the second quarter of 2004.

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

In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

clear its transactions through the primary clearing broker. As scheduled, in November 2003, $1,500 of principal, together with accrued interest of approximately $90, was forgiven. The remaining $2,000 of principal is scheduled to be forgiven as follows: $667 in November 2004, $667 in November 2005 and $666 in November 2006. Accrued interest on these loans as of June 30, 2004 was $131. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

As of June 30, 2004, Ladenburg has a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matures on October 31, 2004 , under which outstanding borrowings incur interest at LIBOR plus 2%.

Liquidity

The Company’s liquidity position continues to be adversely affected by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. During the third and fourth quarters of 2002, the first and second quarters of 2003, and the second quarter of 2004, the Company reduced the size of its workforce. The Company decreased its total number of employees from 658 at June 30, 2002 to 242 at June 30, 2004. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

The Company’s overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company’s broker-dealer subsidiary. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base, the Company would seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from the Company’s significant shareholders or from other parties, including the Company’s clearing brokers, although there can be no assurance such funding would be available. Additionally, the Company may attempt to raise funds through a private placement, a rights offering or other type of financing. If a public offering is consummated, the Company would be required to use the proceeds of the offering to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company’s liquidity and operations and the Company may be unable to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

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

In connection with the acquisition of Ladenburg, New Valley and Frost-Nevada acquired LTS’s senior convertible notes. During 2002, New Valley loaned the Company an additional $7,000, of which $2,000 was repaid in December 2002. (See Note 9.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share and Per Share Amounts)

Introduction

     The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our subsidiaries include, among others, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Capital Management Inc. (“Ladenburg Capital”), Ladenburg Thalmann Europe, Ltd. and Ladenburg Capital Fund Management Inc.

Recent Developments

     Debt Conversion

     On March 29, 2004, we entered into an agreement with New Valley Corporation (“New Valley”) and Frost-Nevada Investments Trust (“Frost-Nevada”), the holders of our outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock. The debt conversion agreement is subject to approval by our shareholders and to other conditions including the absence of any material adverse change in our financial condition or results of operations. Pursuant to the agreement, New Valley and Frost-Nevada would convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. As a result of the conversion, New Valley and Frost-Nevada will beneficially own approximately 12.4% and 24.7%, respectively, of our common stock. The agreement is subject to, among other things, approval by our shareholders at a special meeting, which has been delayed until we can determine our capital needs for the near term including, among other things, the evaluation of certain contingent matters described elsewhere. Upon completion of this determination, we will proceed with the 2004 Annual Meeting of Shareholders and the Debt Conversion Agreement as we deem appropriate. If we need to amend the terms of the debt conversion agreement in a manner not agreed to by the noteholders or if our shareholders do not approve the debt conversion agreement or if the noteholders assert that a material adverse change has occurred, the conversion may not occur. We cannot assure you that our operations will generate funds sufficient to repay our other existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on our operations.

     We currently anticipate recording a pre-tax charge in 2004 of approximately $12,300 in our statements of operations upon closing of this transaction. The charge reflects expense attributable to the reduction in the conversion price of the notes to be converted. The net balance sheet effect of the transaction will be an increase in our shareholders’ equity of approximately $21,500.

     Concurrently with the execution of the debt conversion agreement, we entered into an agreement with Berliner Effektengesellschaft AG (“Berliner”), the holder of the remaining $1,990 aggregate principal amount of senior convertible promissory notes, pursuant to which we repurchased the notes held by Berliner, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. This transaction resulted in a $1,310 gain on debt cancellation and was reflected in our operations in the second quarter of 2004.

     Litigation

     In July 2004, we entered into settlement agreements with several individuals who had brought arbitration claims against Ladenburg and Ladenburg Capital, arising out of customer complaints relating to their activities as broker-dealers. Ladenburg Capital paid to the plaintiffs a total of $1,500 in cash upon execution of the agreements and we agreed to pay them an additional $400 in cash due in four equal annual installments of $100 on each of July 15, 2005, 2006, 2007 and 2008. These agreements include the settlement of a previously disclosed October 2003 arbitration award for $1,100 which we were seeking to have vacated. We also issued a total of 2,000,000 shares of our common stock to the plaintiffs and their lawyers in such actions in July 2004 and agreed to register the resale of such shares under a registration statement filed with the SEC in August 2004. If this registration statement is not declared effective by the SEC within 150 days from the date of execution of the agreements, the plaintiffs may elect to revoke their settlements and reopen their claims against Ladenburg and Ladenburg Capital (provided they return the funds and stock paid by us to them). The settlements resulted in a $1,249 charge to operations during the second quarter of 2004 to increase the liability for arbitration losses. At June 30, 2004, other assets includes $1,500 put into escrow in conjunction with the settlement which was paid in July 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

     On July 21, 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. Although Ladenburg has not yet been served with the complaint, management believes that the plaintiff’s claims are without merit and, subject to properly being served, intends to vigorously defend against them.

     Regulatory Investigation

     In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. This investigation is still ongoing and no formal proceedings have been initiated to date. If we are forced to pay significant damages with respect to this investigation, or if any of our key employees are suspended or disqualified from practicing in the securities industry for a substantial period of time, it could have a material adverse effect on our operations and financial condition.

     Insurance Claim Lawsuit

     In July 2004, we filed a lawsuit against our insurance carrier for failure to pay for damages incurred, both physical loss to property and business interruption, resulting from the terrorist attack on September 11, 2001.

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

     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $42 and $73 for the three and six months ended June 30, 2004, respectively, and $35 and $125 for the three and six months ended June 30, 2003, respectively.

     Customer Claims. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the landlord discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $5,760 and $5,000 for potential arbitration and lawsuit

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

losses as of June 30, 2004 and December 31, 2003, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

     September 11, 2001 Events. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable as of June 30, 2004. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of June 30, 2004, representing the net book value of the damaged property and subsequent construction costs, was $2,118. In October 2003, we filed a Proof of Loss with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800. In July 2004, we filed a lawsuit in the United States District Court for the Southern District of New York against our insurance carrier in which we alleged breach of contract in connection with the insurance policy, for the losses resulting from the September 11, 2001 attacks. This lawsuit, which is pending, seeks to recover damages for the loss, together with interest and certain other relief. There are no assurances, however, that we will recover the full amount of insurance available to Ladenburg and Ladenburg Capital as a result of this claim.

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

     In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property exceed the net of the related rental commitments under the lease, amounting to $14,898 as of June 30, 2004, and the related deferred rent liability of approximately $1,467 at June 30, 2004, no liability for costs associated with vacating the space has been provided. Ladenburg is currently attempting to sublease this space.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

However, there is no assurance that a suitable subtenant will be found. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the net of the lease obligations and the carrying amount of the deferred rent liability. Such costs may have a material adverse effect on Ladenburg’s financial position and liquidity.

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

     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of June 30, 2004, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to approximately $22,000. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2003 and for the six months ended June 30, 2004 and that we continue to be affected by conditions in the economy, we have determined that a valuation allowance at June 30, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At June 30, 2004, we had net operating loss carryforwards of approximately $41,400, expiring in various years from 2015 through 2024, of which approximately $116 are subject to restrictions on utilization.

Results of Operations

Three months ended June 30, 2004 versus three months ended June 30, 2003

     Our revenues for the three months ended June 30, 2004 decreased $9,091 from 2003 primarily as a result of decreased commissions of $7,550, decreased net principal transactions of $1,217 and decreased investment banking fees of $808. The decrease is net of the $1,310 gain as a result of the repurchase of the senior convertible promissory notes previously held by Berliner described above.

     Our expenses for the three months ended June 30, 2004 decreased $7,443 from the 2003 period primarily as a result of decreased compensation and benefits of $6,227 and the $779 write-off of leasehold improvements during the 2003 period.

     Our revenues for the three months ended June 30, 2004 consisted of commissions of $6,448, net principal transactions of $598, investment banking fees of $211, investment advisory fees of $45, interest and dividends of $421, syndicate and underwriting income of $93, gain on debt cancellation of $1,310 and other income of $990. Our revenues for the three months ended June 30, 2003 consisted of commissions of $13,998,

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

net principal transactions of $1,815, investment banking fees of $1,019, investment advisory fees of $573, interest and dividends of $422, syndicating and underwriting loss of $5 and other income of $1,385. Our expenses for the three months ended June 30, 2004 consisted of compensation and benefits of $6,303, brokerage, communication an clearance fees of $881, rent and occupancy of $1,508 and other expenses of $3,664. Our expenses for the three months ended June 30, 2003 consisted of compensation and benefits of $12,530, brokerage, communication and clearance fees of $1,271, rent and occupancy of $2,039, write-off of leasehold improvements of $779 and other expenses of $3,180.

     The $7,550 (53.9%) decrease in commission income primarily resulted from the decrease in number of financial consultants in the 2004 period, from an average of 196 in the 2003 period to an average of 170 in the 2004 period as well as the decrease in the equity markets in the 2004 period compared to the 2003 period.

     The $1,217 (67.1%) decrease in net principal transactions was primarily the result of a decrease in trading income during the three months ended June 30, 2004, including the closing of our Ft. Lauderdale office in June of 2003, which predominantly performed trading activities.

     The $808 (79.3%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the reduction in the number of professional staff in the corporate finance area of the investment banking department.

     The $528 (92.1%) decrease in investment advisory fees was primarily due to the sale of our investment advisory subsidiary, Financial Partners Capital Management, Inc., on March 31, 2004.

     The decrease in compensation expense of $6,227 (49.7%) was primarily due to the net decrease in revenues.

     The decrease of $390 (30.7%) in brokerage, communication and clearance fees is primarily due to the decrease in proprietary trading activities in 2004 compared to 2003.

     The $369 (36.3%) decrease in professional services was primarily due to decreases in legal fees in the 2004 period.

     Income tax expense for the three months ended June 30, 2004 was $4 compared to an income tax expense of $36 in 2003, primarily resulting from calculating the state and local income taxes on a consolidated basis in the 2004 period compared to on a separate company basis in the 2003 period. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2003 and for the three months ended June 30, 2004 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2004 and 2003 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

Six months ended June 30, 2004 versus six months ended June 30, 2003

     Our revenues for the six months ended June 30, 2004 decreased $5,755 from 2003 primarily as a result of decreased commissions of $4,402 and investment banking fees of $1,236.

     Our expenses for the six months ended June 30, 2004 decreased $5,102 from the 2003 period primarily as a result of decreased compensation and benefits of $3,502 and brokerage, communication and clearance fees of $1,126.

     Our revenues for the six months ended June 30, 2004 consisted of commissions of $17,551, net principal transactions of $1,992, investment banking fees of $440, investment advisory fees of $743, interest and dividends of $868, syndicate and underwriting income of $155, gain on debt cancellation of $1,310 and

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

other income of $2,234. Our revenues for the six months ended June 30, 2003 consisted of commissions of $21,953, net principal transactions of $2,785, investment banking fees of $1,676, investment advisory fees of $1,188, interest and dividends of $851, syndicating and underwriting income of $30 and other income of $2,565. Our expenses for the six months ended June 30, 2004 consisted of compensation and benefits of $17,676, brokerage, communication and clearance fees of $1,946, rent and occupancy of $3,060 and other expenses of $6,944. Our expenses for the six months ended June 30, 2003 consisted of compensation and benefits of $21,178, brokerage, communications and clearance fees of $3,072, rent and occupancy of $3,465, write-off of leasehold improvements of $779 and other expenses of $6,234.

     The $4,402 (20.0%) decrease in commission income primarily resulted from the decrease in number of financial consultants in the 2004 period, from an average of 202 in the 2003 period to an average of 173 in the 2004 period.

     The $793 (28.5%) decrease in net principal transactions was primarily the result of a decrease in trading income during the six months ended June 30, 2004, including the closing of our Ft. Lauderdale office in June of 2003, which predominantly performed proprietary trading activities.

     The $1,236 (73.7%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the reduction in the number of professional staff in the corporate finance area of the investment banking department.

     The decrease in compensation expense of $3,502 (16.5%) was primarily due to the net decrease in revenues.

     The decrease of $1,126 (36.7%) in brokerage, communication and clearance fees is primarily due to the decrease in proprietary trading activities in 2004 compared to 2003, including the closing of our Ft. Lauderdale office which predominantly performed proprietary trading activities, as well as decreased commission business.

     The $278 (15.8%) increase in professional services was primarily due to increases in legal services during the first quarter of 2004.

     Income tax benefit for the six months ended June 30, 2004 was $99 compared to an income tax expense of $82 in 2003, primarily resulting from the reversal of prior period income tax over-accruals, as we filed combined state and local tax returns. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2003 and for the six months ended June 30, 2004 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2004 and 2003 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

Liquidity and Capital Resources

     Approximately 50.2% of our assets at June 30, 2004 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At June 30, 2004, Ladenburg’s regulatory net capital, as defined, of $3,451, exceeded its minimum capital requirement of $250 by $3,201. Due to continuing losses, Ladenburg’s net capital as of July 30, 2004 was approximately $2,700, which exceeded its minimum net capital requirement by $2,450. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

     Our primary sources of liquidity include cash inflows from operations and borrowings.

     Net cash flows used in operating activities for the six months ended June 30, 2004 was $1,721 as compared to $3,131 for the 2003 period.

     Net cash flows used in investing activities for the six months ended June 30, 2004 was $287 compared to $376 for the 2003 period. The difference is primarily attributable to a decrease in the amount of capital expenditures during the 2004 period.

     The capital expenditures of $306 and $468 for the six months ended June 30, 2004 and 2003, respectively, related principally to leasehold improvements and enhancements to computer equipment.

     There was $241 of cash flows provided from financing activities for the six months ended June 30, 2004, primarily representing $812 of net contributions from limited partners to the Focus Fund and $430 from the issuance of our common stock pursuant to our Employee Stock Purchase Plan which commenced on April 1, 2003 and the exercise of stock options from our 1999 Performance Equity Plan. There was $1,593 of cash flows used in financing activities in the 2003 period, primarily representing $1,622 of net distributions to limited partners of the Focus Fund.

     We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $2,410 in 2004 and approximately $5,129 per year until 2015. Such amounts exclude the lease referred to in the following paragraph. In addition, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $976 through June 2015.

     Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $4,028 payable $337 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit has been stayed due to the landlord’s bankruptcy. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at June 30, 2004 and December 31, 2003. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

     obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

     Ladenburg ceased using one of the several floors it occupies in its New York City office and is currently seeking to sublet the property. In accordance with SFAS No. 146, Ladenburg’s management evaluates Ladenburg’s liability with respect to this space on a quarterly basis, taking into account estimated future sublease payments that could be reasonably obtained for the property. In these evaluations, Ladenburg’s management concluded that no liability for this lease was required to be recorded as of June 30, 2004. Additional costs may be incurred, to the extent of foregone rental income in the event Ladenburg does not sublease the office space for an amount at least equal to the net of the lease obligations and the carrying amount of the deferred rent liability. Such costs may have a material adverse effect on Ladenburg’s financial position and liquidity.

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

     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the “Forbearance Interest Payments”). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada Investments Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of June 30, 2004, accrued interest payments as to which a forbearance was received, exclusive of the interest relating to the Berliner notes, amounted to $3,548.

     In March 2004, the holders of our senior convertible promissory notes entered into an agreement to convert such notes into approximately 26,000,000 shares of common stock at reduced conversion prices ranging from $0.70 to $1.10 per share. The debt conversion agreement is subject to approval by our shareholders and to other conditions including the absence of any material adverse change in our financial condition or results of operations. We anticipated seeking shareholder approval of the agreement at our 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting has been delayed so that we can re-examine our capital needs to support our liquidity and capital base for the near term including, among other things, the evaluation of certain contingent matters described above. Although for accounting purposes, we currently anticipate recording a pre-tax charge of approximately $12,300 in our operations upon closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet will be an increase in our shareholders’ equity of approximately $21,500. Concurrently with the execution of this agreement, we entered into an agreement with Berliner, the holder of the remaining $1,990 aggregate principal amount of senior convertible promissory notes, pursuant to which we repurchased the notes held by Berliner, plus $320 of accrued interest thereon, for $1,000 in cash, which was paid in April 2004. This transaction resulted in a $1,310 gain on debt cancellation and was reflected in our operations in the second quarter of 2004.

     Notwithstanding the planned conversion of the senior convertible promissory notes, there can be no assurance that our operations will generate funds sufficient to repay our other existing debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on our operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

     In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, $1,500 of principal on the Clearing Loans, together with accrued interest of approximately $90, was forgiven in November 2003. The remaining principal balance of the Clearing Loans is scheduled to be forgiven as follows: $667 in November 2004, $667 in November 2005 and $666 in November 2006. Accrued interest on these loans as of June 30, 2004 was $131. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

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

     Our liquidity position continues to be adversely affected by our inability to generate cash from operations and we are currently re-examining our capital needs to support our liquidity and capital base for the near term. We have been forced to cut expenses in the past as necessary such as reducing the size of our workforce as well as implementing other cost-cutting procedures throughout our operations. Additionally, during the fourth quarter of 2002, in order to reduce future operating expenses, we terminated the operations of Ladenburg Capital and withdrew it as a broker-dealer. Ladenburg Capital filed at that time to withdraw as a broker-dealer, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the accounts of Ladenburg Capital and many of the employees of Ladenburg Capital were offered and have accepted employment with Ladenburg. The termination of Ladenburg Capital’s operations reduced support expenses, operating expenses and general administrative expenses.

     Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of our broker-dealer subsidiary. If, based on these reviews, it is determined that we require additional funds to support our liquidity and capital base, we would seek to raise additional capital through available sources, including through borrowing additional funds on a short-term

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

basis from New Valley or from other parties, including our shareholders and clearing brokers. Additionally, we may seek to raise money through a private placement, a rights offering or other type of financing. If a public offering is consummated, we would be required to use the proceeds to repay the 2002 Loans as well as all accumulated Forbearance Interest Payments, to the extent possible. If we continue to be unable to generate cash from operations and are unable to find alternative sources of funding as described above, it would have an adverse impact on our liquidity and operations and the Company may be unable to continue as a going concern.

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

     We maintain inventories of trading securities. At June 30, 2004, the fair market value of our inventories was $1,170 in long positions and $121 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at June 30, 2004 will not have a material adverse effect on our consolidated financial position or results of operations.

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

     The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” is incorporated herein by reference.

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

     No securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended June 30, 2004, except that on May 26, 2004, we granted ten-year options to purchase a total of 2,249,500 shares of common stock to various employees at an exercise price of $1.01 per share, which vest in three equal annual installments commencing on the first anniversary of the date of grant. The foregoing transaction was effected in reliance on an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. No securities of ours were repurchased by us or our affiliated purchasers during the six months ended June 30, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: August 11, 2004	By:	/s/ Salvatore Giardina
Salvatore Giardina
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)