Form 10-Q
period 2004-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2004-11-15
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
Yes   ☐   No    ☑

     As of November 12, 2004, there were outstanding 46,540,573 shares of the registrant’s Common Stock, $.0001 par value.

TABLE OF CONTENTS

CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO PURSUANT TO SECTION 906
CERTIFICATION OF CFO PURSUANT TO SECTION 906

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$1,523	$3,648
Trading securities owned	377	1,013
Receivables from clearing brokers	12,041	21,245
Assets of limited partnership	4,912	6,472
Exchange memberships owned, at historical cost	1,501	1,505
Furniture, equipment and leasehold improvements, net	3,084	4,828
Restricted assets	1,061	1,063
Other assets	3,767	4,363

Total assets	$28,266	$44,137

LIABILITIES AND SHAREHOLDERS’ CAPITAL DEFICIT

Securities sold, but not yet purchased	$60	$4,070
Accrued compensation	1,086	2,502
Accounts payable and accrued liabilities	7,443	8,510
Liabilities of limited partnership	730	3,230
Deferred rent credit	5,159	5,817
Accrued interest	2,499	1,999
Accrued interest to former parent	2,262	1,545
Notes payable	8,000	7,000
Senior convertible notes payable	18,010	20,000
Subordinated note payable	2,500	2,500

Total liabilities	47,749	57,173

Commitments and contingencies	—	—

Limited partners’ interest in limited partnership	4,073	3,136

Shareholders’ capital deficit:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; shares issued and outstanding, 46,540,573 and 43,627,130	5	4
Additional paid-in capital	58,611	56,685
Accumulated deficit	(82,172)	(72,861)

Total shareholders’ capital deficit	(23,556)	(16,172)

Total liabilities and shareholders’ capital deficit	$28,266	$44,137

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:

Commissions	$4,087	$11,320	$21,638	$33,273
Principal transactions, net	168	864	2,160	3,649
Investment banking fees	334	454	774	2,130
Investment advisory fees	45	603	788	1,791
Interest and dividends	319	436	1,187	1,287
Syndications and underwritings	139	128	294	158
Gain on debt cancellation	—	—	1,310	—
Other	942	1,322	3,176	3,887

Total revenues	6,034	15,127	31,327	46,175

Expenses:
Compensation and benefits	4,400	10,247	22,076	31,425
Brokerage, communication and clearance fees	677	1,101	2,623	4,173
Rent and occupancy	1,531	1,972	4,591	5,437
Professional services	589	1,208	2,627	2,968
Interest	553	529	1,630	1,576
Write-off of leasehold improvements, net	546	—	546	779
Depreciation and amortization	267	308	769	959
Other	2,220	2,276	5,547	5,052

Total expenses	10,783	17,641	40,409	52,369

Loss before income taxes and limited partners’ interest	(4,749)	(2,514)	(9,082)	(6,194)

Limited partners’ interest in (earnings) loss of limited partnership	108	33	(323)	(36)

Loss before income taxes	(4,641)	(2,481)	(9,405)	(6,230)

Income taxes (benefit)	5	40	(94)	122

Net loss	$(4,646)	$(2,521)	$(9,311)	$(6,352)

Net loss per Common Share (basic and diluted)	$(0.10)	$(0.06)	$(0.21)	$(0.15)

Number of shares used in computation (basic and diluted)	46,232,704	42,864,506	44,675,200	42,311,106

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ CAPITAL DEFICIT
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2003.	43,627,130	$4	$56,685	$(72,861)	$(16,172)

Issuance of Common Stock	2,913,443	1	1,926	—	1,927

Net loss	—	—	—	(9,311)	(9,311)

Balance, September 30, 2004	46,540,573	$5	$58,611	$(82,172)	$(23,556)

See accompanying notes to condensed
consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:

Net loss	$(9,311)	$(6,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769	959
Adjustment to deferred rent credit	71	179
Accrued interest	1,537	1,492
Write-off of leasehold improvements, net	546	779
Limited partners’ interest in earnings of limited partnership	323	36
Gain on debt extinguishment	(1,310)	—
Other	4	3

Decrease (increase) in operating assets:
Trading securities owned	636	4,052
Receivables from clearing brokers	9,204	(9,428)
Assets of limited partnership	1,560	1,414
Due from affiliates	—	9
Income taxes receivable	—	2,207
Other assets	596	481

Increase (decrease) in operating liabilities:

Securities sold, but not yet purchased	(4,010)	(522)
Accrued compensation	(1,416)	539
Accounts payable and accrued liabilities	352	(202)
Liabilities of limited partnership	(2,500)	164

Net cash used in operating activities	(2,949)	(4,190)

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(319)	(490)
Proceeds from sale of equipment	19	93

Net cash used in investing activities	(300)	(397)

Cash flows from financing activities:

Decrease in restricted assets	2	(8)
Repayment of senior convertible note payable	(1,000)	—
Issuance of promissory notes payable	1,000	—
Issuance of common stock	507	122
Distributions to limited partners	(543)	(1,796)
Contributions from limited partners	1,158	182

Net cash provided by (used in) financing activities	1,124	(1,500)

Net decrease in cash and cash equivalents	(2,125)	(6,087)
Cash and cash equivalents, beginning of period	3,648	11,752

Cash and cash equivalents, end of period	$1,523	$5,665

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

The interim financial data as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

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

LCFM is the sole general partner of the Ladenburg Focus Fund, L.P. (“Focus Fund”), an open-ended private investment fund that invests its capital in publicly traded equity securities and options strategies. Due to the controlling voting interest of LCFM, the accounts of the limited partnership were consolidated with the Company’s accounts. The comparative 2003 condensed consolidated financial statements as previously reported were adjusted to reflect the consolidation of the limited partnership. This adjustment had no effect on the Company’s capital deficit at September 30, 2003 or its net loss for the nine-month period ended September 30, 2003. The assets of the limited partnership consist principally of $1,797 of money market funds and a $2,764 receivable from its clearing broker as of September 30, 2004 and a receivable from its clearing broker of $6,469 as of December 31, 2003. The liabilities of the limited partnership consist principally of securities sold, but not yet purchased, of $695 and $3,215 as of September 30, 2004 and December 31, 2003, respectively.

The Company’s liquidity position continues to be adversely affected by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. During the third and fourth quarters of 2002, the first and second quarters of 2003, and the second quarter of 2004, the Company reduced the size of its workforce. The Company decreased its total number of employees from 658 at June 30, 2002 to 214 at September 30, 2004. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

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

Ladenburg and its subsidiaries file a consolidated federal income tax return and certain combined state and local income tax returns. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2004 and December 31, 2003, the valuation allowance was approximately $24,600 and $20,638, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS No. 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the employee incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company’s net loss for the three and nine-month periods ended September 30, 2004 and 2003, had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,646)	$(2,521)	$(9,311)	$(6,352)

Stock-based employee compensation
determined under the fair value based method	(441)	(379)	(1,285)	(1,179)

Pro forma net loss	$(5,087)	$(2,900)	$(10,596)	$(7,531)

Net loss per Common Share (basic and diluted), as reported	$(0.10)	$(0.06)	$(0.21)	$(0.15)

Pro forma net loss per Common Share (basic and diluted)	$(0.11)	$(0.07)	$(0.24)	$(0.18)

During the nine months ended September 30, 2004 and 2003, respectively, options and warrants to purchase 11,142,656 and 2,625,105 common shares, and during both the 2004 and 2003 periods, 11,296,747 common shares issuable upon the conversion of notes payable, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

During the nine months ended September 30, 2004, options to purchase 6,099,500 shares of common stock were granted. The per share weighted average fair value of stock options granted during the first, second and third quarters of 2004 was $0.70, $0.92 and $0.46, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004
Risk free interest rate	3.83%	4.72%	4.13%
Volatility	110.70%	100.23%	117.50%
Dividend yield	0	0	0
Expected lives	10years	10years	10years

3. Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, as of September 30, 2004 and December 31, 2003 are as follows:

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
September 30, 2004
Common stock	$266	$56
Municipal obligations	49	—
Corporate bonds	62	4

	$377	$60

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
December 31, 2003
Common stock	$760	$4,065
Equity and index options	59	—
Municipal obligations	56	—
Corporate bonds	138	5

	$1,013	$4,070

As of September 30, 2004 and December 31, 2003, approximately $368 and $960, respectively, of the securities owned are deposited with the Company’s clearing broker and, pursuant to the agreement, the securities may be sold or re-hypothecated by the clearing broker.

4. Shareholders’ Equity

Employee Stock Purchase Plan

In November 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock are available for issuance. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock. Option periods have been initially set at three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the nine-month period ended September 30, 2004, 776,145 shares of the Company’s common stock were issued to employees under the Purchase Plan, at prices ranging from approximately $.43 to $.73 per share, resulting in a capital contribution of $416.

Stock Option Plan

In March 2004, the Company granted its new chief executive officer ten-year options to purchase an aggregate of 2,500,000 shares of common stock, 1,000,000 of which are under the Company’s 1999 Performance Equity Plan (the “Option Plan”) and 1,500,000 of which are outside the Option Plan. The options are exercisable at $0.75 per share and vest in five equal annual installments commencing on the date of grant.

In May 2004, options to purchase 2,749,500 shares of common stock were granted to various employees under the Option Plan. The options are exercisable at $1.01, vest in three equal annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant.

In September 2004, options to purchase 850,000 shares of common stock were granted to various employees under the Option Plan. The options are exercisable at $0.48, vest in three equal annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant.

During the second quarter of 2004, various participants in the Option Plan exercised stock options to purchase a total of 123,965 shares of common stock at prices ranging from $.60 to $.88 per share, resulting in a capital contribution of $83.

During the third quarter of 2004, various participants in the Option Plan exercised stock options to purchase a total of 13,333 shares of common stock $.60 per share, resulting in a capital contribution of $8.

5. Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At September 30, 2004, Ladenburg had net capital, as defined, of $2,585, which exceeded its minimum capital requirement of $250 by $2,335. Due to continuing losses, Ladenburg’s net capital as of October 29, 2004 was approximately $1,869, which exceeded its minimum net capital requirement by $1,619.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

6. Commitments and Contingencies

Operating leases

The Company is obligated under several noncancelable lease agreements for office space, expiring in various years through June 2015. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is subleasing a portion of its office space for approximately $3,256 per year plus expense escalations. The subleases expire at various dates through June 2015.

As of September 30, 2004, the leases, exclusive of the lease relating to the premises vacated by Ladenburg Capital referred to below, provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, as follows:

Year Ending
December 31,
2004	$1,201
2005	5,002
2006	4,856
2007	5,080
2008	5,554
Thereafter	35,931

Total	$57,624

In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $770 through June 2015.

In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written-off. In September 2004, Ladenburg subleased this floor for the remaining term of its lease. The aggregate sublease payments are approximately the same as Ladenburg’s rental commitments under the lease, net of the related deferred rent liability of approximately $1,600. No additional charge to operations has been recognized as the $1,600 liability represents the fair value of the Company’s obligation. Such amount is included in deferred rent credit. As a result of subleasing this space, the Company’s future rent expense relating to its New York City office will decrease by approximately $1,700 per year through June 2015.

In the third quarter of 2004, Ladenburg ceased using a portion of another floor of its New York City office. Accordingly, the related leasehold improvements were written off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in the third quarter of 2004. The write-off of leasehold improvements, net of accumulated amortization ($1,275) and the write-off of the unamortized deferred rent credit ($729) resulted in a net charge to operations of $546. In November 2004, Ladenburg subleased the space through June 30, 2009, for a sub-rental equal to its lease commitment with the landlord, through the sublease period.

As of September 30, 2004, Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $3,867 at September 30, 2004, payable $176 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit is pending in bankruptcy court due to the landlord’s bankruptcy filing. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at September 30, 2004 and December 31, 2003. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

Deferred rent credit at September 30, 2004 and December 31, 2003 includes $3,753 and $5,817, respectively, which represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis.

At September 30, 2004 and December 31, 2003, Ladenburg has utilized a letter of credit in the amount of $1,000, that is collateralized by Ladenburg’s marketable securities of approximately $1,061 (classified as restricted assets on the consolidated statement of financial condition), as collateral for the lease of the Company’s Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006.

Litigation and Regulatory Matter

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

On July 21, 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. Ladenburg intends to move to dismiss the action. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In March 2004, Ladenburg was served with an amended complaint in a lawsuit filed by Exotics.com, Inc. in the Superior Court of the State of California for the County of Los Angeles adding Ladenburg and a number of other parties as defendants. The amended complaint alleges that defendants other than Ladenburg converted

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

the plaintiff company’s licensing rights and that Ladenburg was involved in a conspiracy to manipulate the company’s stock, apparently through purportedly improper short sales. The claims are for fraud, conspiracy and other common law claims. The Company believes the claims are without merit and intends to vigorously defend against them.

In November 2004, Ladenburg was served with an amended complaint in a lawsuit filed by Alan Sporn and Trident Systems, Inc. in the United States District Court for the Central District of California adding Ladenburg, Ladenburg Capital and a number of other firms as defendants. The amended complaint alleges that Ladenburg and Ladenburg Capital, as well as all other market makers in the plaintiff company’s stock, the Depository Trust Company and the National Securities Clearing Corporation, violated section 17(a)(1) of the Securities Act of 1933, various California statutes, and committed common law fraud and negligence, purportedly by engaging in improper short sales of the issuer’s stock. The Company believes the claims are without merit and intends to vigorously defend against them.

In July 2004, the Company entered into settlement agreements with several individuals who had brought arbitration claims against Ladenburg and Ladenburg Capital, arising out of customer complaints relating to their activities as broker-dealers. Ladenburg Capital paid to the plaintiffs a total of $1,500 in cash upon execution of the agreements and agreed to pay them a total of $400 in cash due in four equal annual installments of $100 on each of July 15, 2005, 2006, 2007 and 2008. Additionally, the Company issued to the plaintiffs a total of 2,000,000 shares of its common stock valued at $1,420 ($0.71 per share). These agreements include the settlement of a previously disclosed October 2003 arbitration award for $1,100 which the Company was seeking to have vacated. This settlement resulted in a $1,249 charge to operations during the second quarter of 2004 to increase the liability for arbitration losses.

The Company’s subsidiaries are defendants in several various pending arbitrations claiming substantial amounts of damages, including one which is seeking compensatory damages of $6,000.

In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg is seeking a resolution of these matters, although there is no assurance that such resolution can be reached or that the ultimate impact on the Company will not be material. If the Company is forced to pay significant damages with respect to this investigation, or if any of its key employees are suspended or disqualified from practicing in the securities industry for a substantial period of time, it could have a material adverse effect on the Company’s operations and financial condition.

With respect to certain arbitration, litigation and regulatory matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability for potential arbitration and lawsuit losses of approximately $3,770 and $5,000 at September 30, 2004 and December 31, 2003, respectively (included in accounts payable and accrued liabilities). During the nine months ended September 30, 2004 and 2003, various settlements resulted in a charge to operations, net of certain favorable settlements, of $2,532 and $785, respectively. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

7. Income Taxes

The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of September 30, 2004, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to approximately $24,600. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2003 and for the nine months ended September 30, 2004 and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at September 30, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2004, the Company had net operating loss carryforwards of approximately $46,400, expiring in various years from 2015 through 2024.

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

The clearing operations for the Company’s securities transactions are provided by several clearing brokers. At September 30, 2004 and December 31, 2003, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

9. Notes Payable

The components of notes payable are as follows:

	September 30,	December 31,
	2004	2003
Senior convertible notes payable	$18,010	$20,000
Notes payable (forgivable per terms – see below) in connection with clearing agreement	2,000	2,000
Notes payable	6,000	5,000
Subordinated note payable	2,500	2,500

Total	$28,510	$29,500

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

Aggregate maturities of the $28,510 of notes payable at September 30, 2004 are as follows:

Year Ending
December 31,
2004	$2,500
2005	18,010
2006	8,000

Total	$28,510

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

On June 28, 2002, New Valley Corporation (“New Valley”) and Berliner Effektengesellschaft AG (“Berliner”), who were the shareholders of Ladenburg prior to May 2001, and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing September 30, 2002 through March 2003 (the “Forbearance Interest Payments”). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. The Company also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. In November 2004, in connection with the amended conversion agreement discussed below, the holders of the senior convertible notes payable agreed to further extend the interest forbearance period on the notes to May 13, 2005 with respect to interest payments due through March 31, 2005.

As of September 30, 2004, accrued interest payments as to which a forbearance was received from Frost-Nevada and New Valley, amounted to $3,984.

In March 2004, the Company entered into an agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together, with accrued interest, into common stock of the Company. The debt conversion agreement was subject to approval by the Company’s shareholders and to other conditions including the absence of any material adverse change in the Company’s financial condition or results of operations. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was to be reduced from the current conversion price of $1.54 to $0.70 per share, and the conversion price of the notes held by New Valley was to be reduced from the current conversion price of $2.08 to $1.10 per share. Concurrently with the execution of the debt conversion agreement, the Company entered into an agreement with Berliner, to repurchase $1,990 aggregate principal amount of the Company’s outstanding senior convertible promissory notes, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, the Company recorded a gain on debt cancellation of $1,310 during the second quarter of 2004.

The Company anticipated seeking shareholder approval of the debt conversion agreement at its 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting was

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

delayed so that the Company could re-examine its capital needs to support its liquidity and capital base for the near term including, among other things, the evaluation of certain contingent matters described above. As a result of this examination, the Company amended the debt conversion agreement to further reduce the conversion prices from $0.70 to $0.40 for Frost Trust and from $1.10 to $0.50 for New Valley. In connection with the execution of the amended debt conversion agreement, New Valley and Frost-Nevada also agreed with us to forbear until May 13, 2005 payment of the interest due to them under their senior convertible promissory notes on the interest payment dates of the notes through March 31, 2005. In order to improve its financial position, the Company also plans on undertaking a private financing whereby it would seek to sell up to $20,000 of common stock at $0.45 per share. As part of the debt conversion agreement, each of Frost Trust and New Valley has agreed to commit to invest up to $5,000 in the financing if such financing were not fully subscribed for by other investors. If the Company needs to further amend the terms of the debt conversion agreement in a manner not agreed to by the noteholders or if the Company’s shareholders do not approve the debt conversion agreement or if the noteholders assert that a material adverse change has occurred, the conversion may not occur.

The debt conversion and private financing are subject to shareholder approval and to other conditions, including having a registration statement covering the resale of the shares to be issued to New Valley and Frost-Nevada declared effective by the SEC. However, Frost-Nevada has agreed that it will not sell, transfer or assign any shares it receives as a result of the foregoing transactions for a period of one year from the date of the agreement except to its affiliated entities. If the agreement is approved, approximately $22,400 of principal and accrued interest will be converted into approximately 51,200,000 shares of the Company’s common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, the Company anticipates it will record a pre-tax charge of approximately $19,100 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on the Company’s balance sheet will be an increase to shareholders’ equity of approximately $22,400 (without giving effect to any sale of common stock in the proposed private financing).

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

In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven. The remaining loan consisting of $2,000 of principal is scheduled to be forgiven as follows: $667 in November 2004, $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of September 30, 2004 was $154. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

On September 22, 2004, the Company borrowed $500 from New Valley and $500 from Frost-Nevada (the “September 2004 Loans”). The loans, which bear interest at 2% above the prime rate, are due on the earlier of January 15, 2006 or the tenth business day after the consummation of one or more debt or equity financings whereby the Company receives at least $10,000 in aggregate gross proceeds. The terms of the loans restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans are outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

As of September 30, 2004, Ladenburg had a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matures on November 1, 2004, under which outstanding borrowings incur interest at LIBOR plus 2%. On November 1, 2004, the Company borrowed $1,250 from New Valley and $1,250 from Frost-Nevada (the “November 2004 Loans”), under the same terms as the September 2004 Loans. The proceeds of the loans were used to repay the $2,500 subordinated note payable to an affiliate of Ladenburg’s primary clearing broker.

Liquidity

The Company’s liquidity position continues to be adversely affected by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. During the third and fourth quarters of 2002, the first and second quarters of 2003, and the second quarter of 2004, the Company reduced the size of its workforce. The Company decreased its total number of employees from 658 at June 30, 2002 to 214 at September 30, 2004. During the fourth quarter of 2002, the Company terminated the operations of Ladenburg Capital. Ladenburg Capital filed to withdraw as a broker-dealer at that time, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the Ladenburg Capital accounts, and many of the Ladenburg Capital employees were offered and have accepted employment with Ladenburg. This further reduced support staff expenses, operating expenses and general administrative expenses.

The Company’s overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company’s broker-dealer subsidiary. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base, the Company would seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from the Company’s significant shareholders or from other parties, including the Company’s clearing brokers, although there can be no assurance such funding would be available. Additionally, the Company may attempt to raise funds through a private placement, a rights offering or other type of financing. If a public offering is consummated, the Company would be required to use the proceeds of the offering to repay the 2002 Loans, all accumulated Forbearance Interest Payments, the September 2004 Loans and the November 2004 Loans, to the extent possible. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company’s liquidity and operations and the Company may be unable to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.

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

In September 2004, the Company received a notice from the AMEX staff indicating that as a result of their review, the AMEX staff determined that sufficient progress had not been made. The AMEX issued its September 2004 notification giving the Company until October 4, 2004 to submit a revised plan advising the AMEX of action it has taken, or will take, that would bring the Company into compliance with the AMEX’s continued listing standards by May 13, 2005. Upon receipt of the Company’s revised plan, which the Company filed with the AMEX prior to the October 4, 2004 deadline, the AMEX will evaluate the revised plan and make

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

a determination as to whether the Company has made a reasonable demonstration in the revised plan of an ability to regain compliance with the continued listing standards, in which case the revised plan will be accepted. If accepted, the Company will be able to continue its listing during the remainder of the original plan period through May 13, 2005, during which time the Company will be subject to continued periodic review by the AMEX’s staff to determine whether it is making progress consistent with the revised plan. If the Company’s revised plan is not accepted, the AMEX could initiate delisting procedures against the Company.

10. Related Party Transactions

Following the May 2001 acquisition of Ladenburg by LTS, certain officers and directors of New Valley became affiliated with the Company. Various directors of New Valley serve as directors of the Company. For a more complete discussion of the acquisition of Ladenburg, see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC. In addition, on October 29, 2004, a director of New Valley’s parent was elected to the Company’s board of directors.

In connection with the acquisition of Ladenburg, New Valley and Frost-Nevada acquired LTS’s senior convertible notes.

During 2002, New Valley loaned the Company an additional $7,000, of which $2,000 was repaid in December 2002. (See Note 9.)

In September 2004, New Valley and Frost-Nevada each loaned the Company $500 and in November 2004, New Valley and Frost-Nevada each loaned the Company $1,250 (See Note 9).

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

Recent Developments

     Debt Conversion

     On March 29, 2004, we entered into an agreement with New Valley Corporation (“New Valley”) and Frost-Nevada Investments Trust (“Frost-Nevada”), the holders of our outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock. The note held by Frost-Nevada was subsequently assigned to Frost-Nevada Investments Trust (“Frost Trust”). The debt conversion agreement was subject to approval by our shareholders and to other conditions including the absence of any material adverse change in our financial condition or results of operations. Pursuant to the agreement, New Valley and Frost-Nevada would convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. As a result of the conversion, New Valley and Frost-Nevada would beneficially own approximately 12.4% and 24.7%, respectively, of our common stock. Concurrently with the execution of the debt conversion agreement, we entered into an agreement with Berliner Effektengesellschaft AG, to repurchase $1,990 aggregate principal amount of our outstanding senior convertible promissory notes, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, we recorded a gain on debt cancellation of $1,310 during the second quarter of 2004.

     We anticipated seeking shareholder approval of the debt conversion agreement at our 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting was delayed so that we could re-examine our capital needs to support our liquidity and capital base for the near term including, among other things, the evaluation of certain contingent matters described above. As a result of this examination, we amended the debt conversion agreement to further reduce the conversion prices from $0.70 to $0.40 for Frost Trust and from $1.10 to $0.50 for New Valley. In connection with the execution of the amended debt conversion agreement, New Valley and Frost-Nevada also agreed with us to forbear until May 13, 2005 payment of the interest due to them under their senior convertible promissory notes on the interest payment dates of the notes through March 31, 2005. In order to improve our financial position, we also plan on undertaking a private financing whereby we would seek to sell up to $20,000 of common stock at $0.45 per share. As part of the amended and restated debt conversion agreement, each of Frost Trust and New Valley has agreed to commit to invest up to $5,000 in the financing if such financing were not fully subscribed for by other investors. If we need to further amend the terms of the debt conversion agreement in a manner not agreed to by the noteholders or if our shareholders do not approve the debt conversion agreement or if the noteholders assert that a material adverse change has occurred, the conversion may not occur.

     The debt conversion and private financing are subject to shareholder approval and to other conditions, including having a registration statement covering the resale of the shares to be issued to New Valley and Frost-Nevada declared effective by the SEC. However, Frost-Nevada has agreed that it will not sell, transfer or assign any shares it receives as a result of the foregoing transactions for a period of one year from the date of the agreement except to its affiliated entities. If the agreement is approved, approximately $22,400 of principal and accrued interest will be converted into approximately 51,200,000 shares of our common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, we anticipate we will record a pre-tax charge of approximately $19,100 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet will be an increase to shareholders’ equity of approximately $22,400 (without giving effect to any sale of common stock in the proposed private financing).

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

     On July 21, 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. Ladenburg intends to move to dismiss the action. Management believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

     In March 2004, Ladenburg was served with an amended complaint in a lawsuit filed by Exotics.com, Inc. in the Superior Court of the State of California for the County of Los Angeles adding Ladenburg and a number of other parties as defendants. The amended complaint alleges that defendants other than Ladenburg converted the plaintiff company’s licensing rights and that Ladenburg was involved in a conspiracy to manipulate the company’s stock, apparently through purportedly improper short sales. The claims are for fraud, conspiracy and other common law claims. Management believes the claims are without merit and intends to vigorously defend against them.

     In November 2004, Ladenburg was served with an amended complaint in a lawsuit filed by Alan Sporn and Trident Systems, Inc. in the United States District Court for the Central District of California adding Ladenburg, Ladenburg Capital and a number of other firms as defendants. The amended complaint alleges that Ladenburg and Ladenburg Capital, as well as all other market makers in the plaintiff company’s stock, the Depository Trust Company and the National Securities Clearing Corporation, violated section 17(a)(1) of the Securities Act of 1933, various California statutes, and committed common law fraud and negligence, purportedly by engaging in improper short sales of the issuer’s stock. Management believes the claims are without merit and intends to vigorously defend against them.

     Regulatory Investigation

     In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg is seeking a resolution of these matters, although there is no assurance that such resolution can be reached or that the ultimate impact on the Company will not be material. If we are forced to pay significant damages with respect to this investigation, or if any of our key employees are suspended or disqualified from practicing in the securities industry for a substantial period of time, it could have a material adverse effect on our operations and financial condition.

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

     Real Estate Activities

     In September 2004, Ladenburg subleased one of its floors in its New York City office for the remaining term of its lease. The aggregate sublease payments are approximately the same as Ladenburg’s rental commitments under the lease net of its related deferred rent liability of approximately $1,600. No additional charge to operations has been recognized as the $1,600 liability represents the fair value of the Company’s obligation. As a result of subleasing this space, the future rent expense relating to our New York City office will decrease by approximately $1,700 per year through June 2015.

     In the third quarter of 2004, Ladenburg ceased using a portion of another floor of its New York City office. Accordingly, the related leasehold improvements were written off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in the third quarter of 2004. The write-off of leasehold improvements, net of accumulated amortization ($1,275) and the write-off of the unamortized deferred rent credit ($729) resulted in a net charge to operations of $546. In November 2004, Ladenburg subleased the space through June 30, 2009, for a sub-rental equal to its lease commitment with the landlord, through the sublease period.

     Board of Directors

     On October 29, 2004 four additional directors were elected to our board of directors, Brian S. Genson, Benjamin D. Pelton, Jeffrey S. Podell and Steven A. Rosen. Following the election of these directors, we comply with the AMEX’s continued listing requirement that at least a majority of our board of directors be deemed “independent” under the AMEX rules.

     Financing Activities

     On September 22, 2004, we borrowed $500 from New Valley and $500 from Frost-Nevada (the “September 2004 Loans”). These loans, which bear interest at 2% above the prime rate, are due on the earlier of January 15, 2006 or the tenth business day after the consummation of one or more debt or equity financings whereby we receive at least $10,000 in aggregate gross proceeds. The terms of the loans restrict us from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans are outstanding.

     On November 1, 2004, we borrowed $1,250 from New Valley and $1,250 from Frost-Nevada, on the same terms as the September 2004 Loans. The proceeds of the loans were used to repay our outstanding $2,500 subordinated note payable to an affiliate of our primary clearing broker.

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

     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $19 and $73 for the three and nine months ended September 30, 2004, respectively, and $25 and $150 for the three and nine months ended September 30, 2003, respectively.

     Customer Claims. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the landlord discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $3,615 and $5,000 for potential arbitration and lawsuit losses as of September 30, 2004 and December 31, 2003, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

     September 11, 2001 Events. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable as of September 30, 2004. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of September 30, 2004, representing the net book value of the damaged property and subsequent construction costs, was $2,118. In October 2003, we filed a Proof of Loss with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800. In July 2004, we filed a lawsuit in the United States District Court for the Southern District of New York against our insurance carrier in which we alleged breach of contract in connection with the insurance policy, for the losses resulting from the September 11, 2001 attacks. This lawsuit, which is pending, seeks to recover damages for the loss, together with interest and certain other relief. There are no assurances, however, that we will recover the full amount of insurance available to Ladenburg and Ladenburg Capital as a result of this claim.

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

     In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property at that time exceeded the net of the related rental commitments under the lease, no liability for costs associated with vacating the space was provided. In September 2004, Ladenburg subleased this floor for the remaining term of its lease. The aggregate sublease payments are approximately the same as Ladenburg’s rental commitments under the lease, net of the related deferred rent liability of approximately $1,600. No additional charge to operations has been recognized as the $1,600 represents the fair value of Ladenburg’s operation. As a result of subleasing this space, our future rent expense relating to our New York City office will decrease by approximately $1,700 per year through June 2015.

     In the third quarter of 2004, Ladenburg ceased using a portion of another floor of its New York City office. Accordingly, the related leasehold improvements were written off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in the third quarter of 2004. The write-off of leasehold improvements, net of accumulated amortization ($1,275) and the write-off of the unamortized deferred rent credit ($729) resulted in a net charge to operations of $546. In November 2004, Ladenburg subleased the space through June 30, 2009, for a sub-rental equal to its lease commitment with the landlord, through the sublease period.

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

differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of September 30, 2004, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to approximately $24,600. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2003 and for the nine months ended September 30, 2004 and that we continue to be affected by conditions in the economy, we have determined that a valuation allowance at September 30, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2004, we had net operating loss carryforwards of approximately $46,400, expiring in various years from 2015 through 2024.

Results of Operations

Three months ended September 30, 2004 versus three months ended September 30, 2003

     Our revenues for the three months ended September 30, 2004 decreased $9,093 from the 2003 period primarily as a result of decreased commissions of $7,233, decreased net principal transactions of $696 and decreased investment advisory fees of $558.

     Our expenses for the three months ended September 30, 2004 decreased $6,858 from the 2003 period primarily as a result of decreased compensation and benefits of $5,847, decreased brokerage, communication and clearance fees of $424, decreased rent and occupancy of $441, decreased professional services of $619, net of a write-off of leasehold improvements of $546 in the 2004 period.

     Our revenues for the three months ended September 30, 2004 consisted of commissions of $4,087, net principal transactions of $168, investment banking fees of $334, investment advisory fees of $45, interest and dividends of $319, syndicate and underwriting income of $139 and other income of $942. Our revenues for the three months ended September 30, 2003 consisted of commissions of $11,320, net principal transactions of $864, investment banking fees of $454, investment advisory fees of $603, interest and dividends of $436, syndicating and underwriting income of $128 and other income of $1,322. Our expenses for the three months ended September 30, 2004 consisted of compensation and benefits of $4,400, brokerage, communication an clearance fees of $677, rent and occupancy of $1,531, write-off of leasehold improvements of $546 and other expenses of $3,629. Our expenses for the three months ended September 30, 2003 consisted of compensation and benefits of $10,247, brokerage, communication and clearance fees of $1,101, rent and occupancy of $1,972 and other expenses of $4,321.

     The $7,233 (63.9%) decrease in commission income primarily resulted from the decrease in number of financial consultants in the 2004 period, from an average of 179 in the 2003 period to an average of 137 in the 2004 period, as well as the decrease in the equity markets in the 2004 period compared to the 2003 period.

     The $696 (80.6%) decrease in net principal transactions was primarily the result of the termination of the majority of our remaining proprietary trading operations during the three months ended September 30, 2004.

     The $120 (26.4%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the reduction in the number of professional staff in the corporate finance area of the investment banking department.

     The $558 (92.5%) decrease in investment advisory fees was primarily due to the sale of our investment advisory subsidiary, Financial Partners Capital Management, Inc., on March 31, 2004.

     The $5,847 (57.1%) decrease in compensation expense was primarily due to the net decrease in revenues.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

     The $424 (38.5%) decrease in brokerage, communication and clearance fees is primarily due to the decrease in proprietary trading activities in 2004 compared to 2003.

     The $619 (51.2%) decrease in professional services was primarily due to decreases in legal fees in the 2004 period.

     Income tax expense for the three months ended September 30, 2004 was $5 compared to an income tax expense of $40 in 2003, primarily resulting from calculating the state and local income taxes on a consolidated basis in the 2004 period compared to on a separate company basis in the 2003 period. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2003 and for the nine months ended September 30, 2004 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at September 30, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2004 and 2003 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

Nine months ended September 30, 2004 versus nine months ended September 30, 2003

     Our revenues for the nine months ended September 30, 2004 decreased $14,848 from 2003 primarily as a result of decreased commissions of $11,635, decreased net principal transactions of $1,489, decreased investment banking fees of $1,356 and decreased investment advisory fees of $1,003, net of our gain on debt cancellation of $1,310.

     Our expenses for the nine months ended September 30, 2004 decreased $11,960 from the 2003 period primarily as a result of decreased compensation and benefits of $9,349 decreased brokerage, communication and clearance fees of $1,550 and decreased rent and occupancy of $846.

     Our revenues for the nine months ended September 30, 2004 consisted of commissions of $21,638, net principal transactions of $2,160, investment banking fees of $774, investment advisory fees of $788, interest and dividends of $1,187, syndicate and underwriting income of $294, gain on debt cancellation of $1,310 and other income of $3,176. Our revenues for the nine months ended September 30, 2003 consisted of commissions of $33,273, net principal transactions of $3,649, investment banking fees of $2,130, investment advisory fees of $1,791, interest and dividends of $1,287, syndicating and underwriting income of $158 and other income of $3,887. Our expenses for the nine months ended September 30, 2004 consisted of compensation and benefits of $22,076, brokerage, communication and clearance fees of $2,623, rent and occupancy of $4,591, professional services of $2,627, write-off of leasehold improvements of $546 and other expenses of $7,946. Our expenses for the nine months ended September 30, 2003 consisted of compensation and benefits of $31,425, brokerage, communications and clearance fees of $4,173, rent and occupancy of $5,437, professional services of $2,968, write-off of leasehold improvements of $779 and other expenses of $7,587.

     The $11,635 (35.0%) decrease in commission income primarily resulted from the decrease in number of financial consultants in the 2004 period, from an average of 199 in the 2003 period to an average of 163 in the 2004 period as well as the decrease in the equity markets in the 2004 period compared to the 2003 period. .

     The $1,489 (40.8%) decrease in net principal transactions was primarily the result of a decrease in trading income during the nine months ended September 30, 2004, including the closing of our Ft. Lauderdale office in June of 2003, which predominantly performed proprietary trading activities and the termination of the majority of our remaining proprietary trading operations during the third quarter of 2004.

     The $1,356 (63.7%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the reduction in the number of professional staff in the corporate finance area of the investment banking department.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

     The $1,003 (56.0%) decrease in investment advisory fees was primarily due to the sale of our investment advisory subsidiary, Financial Partners Capital Management, Inc., on March 31, 2004.

     The $9,349 (29.8%) decrease in compensation expense of was primarily due to the net decrease in revenues.

     The $1,550 (37.1%) decrease in brokerage, communication and clearance fees is primarily due to the decrease in proprietary trading activities in 2004 compared to 2003, including the closing of our Ft. Lauderdale office which predominantly performed proprietary trading activities, as well as decreased commission business.

     The $341 (11.5%) decrease in professional services was primarily due a decrease in legal services during the first quarter of 2004.

     Income tax benefit for the nine months ended September 30, 2004 was $94 compared to an income tax expense of $122 in 2003, primarily resulting from the reversal of prior period income tax over-accruals, as we filed combined state and local tax returns. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2003 and for the nine months ended September 30, 2004 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at September 30, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2004 and 2003 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

Liquidity and Capital Resources

     Approximately 49.3% of our assets at September 30, 2004 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At September 30, 2004, Ladenburg’s regulatory net capital, as defined, of $2,585, which exceeded its minimum capital requirement of $250 by $2,335. Due to continuing losses, Ladenburg’s net capital as of October 29, 2004 was approximately $1,869, which exceeded its minimum net capital requirement by $1,619. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

     Our primary sources of liquidity include cash inflows from operations and borrowings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

     Net cash flows used in operating activities for the nine months ended September 30, 2004 was $2,949 as compared to $4,190 for the 2003 period.

     Net cash flows used in investing activities for the nine months ended September 30, 2004 was $300 compared to $397 for the 2003 period. The difference is primarily attributable to a decrease in the amount of capital expenditures during the 2004 period.

     The capital expenditures of $319 and $490 for the nine months ended September 30, 2004 and 2003, respectively, related principally to leasehold improvements and enhancements to computer equipment.

     There was $1,124 of cash flows provided by financing activities for the nine months ended September 30, 2004, primarily representing $1,000 from the issuance of promissory notes, $611 of net contributions from limited partners to the Focus Fund, $507 from the issuance of our common stock pursuant to our Employee Stock Purchase Plan and the exercise of stock options from our 1999 Performance Equity Plan, net of a $1,000 repayment of a senior convertible note payable. There was $1,500 of cash flows used in financing activities in the 2003 period, primarily representing $1,614 of net distributions to limited partners of the Focus Fund.

     We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $1,201 in 2004 and approximately $5,129 per year until 2015. Such amounts exclude the lease referred to in the following paragraph. In addition, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $770 through June 2015.

     Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $3,867 payable $176 in 2004, $703 per year from 2005 through 2008 and $879 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit has been stayed due to the landlord’s bankruptcy. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at September 30, 2004 and December 31, 2003. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

     In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property at that time exceeded the net of the related rental commitments under the lease, no liability for costs associated with vacating the space was provided. Ladenburg subleased the property in September 2004 for the balance of the term, with an estimated loss that approximates the carrying value of the related deferred rent liability.

     In the third quarter of 2004, Ladenburg ceased using the remainder of another floor of its New York City office. Accordingly, the related leasehold improvements were written off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in the third quarter of 2004. The write-off of leasehold improvements, net of accumulated amortization ($1,275) and the write-off of the unamortized deferred rent credit ($729) resulted in a net charge to operations of $546. In November 2004, Ladenburg subleased the space through June 30, 2009, for a sub-rental equal to its lease commitment with the landlord,

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

through the sublease period.

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

     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the “Forbearance Interest Payments”). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada Investments Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of September 30, 2004, accrued interest payments as to which a forbearance was received, amounted to $3,984.

     In March 2004, we entered into an agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together, with accrued interest, into common stock of the Company. The debt conversion agreement was subject to approval by our shareholders and to other conditions including the absence of any material adverse change in our financial condition or results of operations. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was to be reduced from the current conversion price of $1.54 to $0.70 per share, and the conversion price of the notes held by New Valley was to be reduced from the current conversion price of $2.08 to $1.10 per share. Concurrently with the execution of the debt conversion agreement, we entered into an agreement with Berliner, to repurchase $1,990 aggregate principal amount of our outstanding senior convertible promissory notes, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, we recorded a gain on debt cancellation of $1,310 during the second quarter of 2004.

     We anticipated seeking shareholder approval of the debt conversion agreement at our 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting was delayed so that we could re-examine our capital needs to support our liquidity and capital base for the near term including, among other things, the evaluation of certain contingent matters described above. As a result of this examination, we amended the debt conversion agreement to further reduce the conversion prices from $0.70 to $0.40 for Frost Trust and from $1.10 to $0.50 for New Valley. In connection with the execution of the amended debt conversion agreement, New Valley and Frost-Nevada also agreed with us to forbear until May 13, 2005 payment of the interest due to them under their senior convertible promissory notes on the interest payment dates of the notes through March 31, 2005. In order to improve our financial position, we also plan on undertaking a private financing whereby we would seek to sell up to $20,000 of common stock at $0.45 per share. As part of the debt conversion agreement, each of Frost Trust and New Valley has agreed to commit to invest up to $5,000 in the financing if such financing were not fully subscribed for by other investors. If we need to further amend the terms of the debt conversion agreement in a manner not agreed to by the noteholders or if our shareholders do not approve the debt conversion agreement or if the noteholders assert that a material adverse change has occurred, the conversion may not occur.

     The debt conversion and private financing are subject to shareholder approval and to other conditions, including having a registration statement covering the resale of the shares to be issued to New Valley and Frost-Nevada declared effective by the SEC. However, Frost-Nevada has agreed that it will not sell, transfer or assign any shares it receives as a result of the foregoing transactions for a period of one year from the date of the agreement except to its affiliated entities. If the agreement is approved, approximately $22,400 of principal and accrued interest will be converted into approximately 51,200,000 shares of our common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, we anticipate we will record a pre-tax charge of approximately $19,100 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet will be an increase to shareholders’ equity of approximately $22,400 (without giving effect to any sale of common stock in the proposed private financing).

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

     In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven. The remaining loan, consisting of $2,000 of principal, is scheduled to be forgiven as follows: $667 in November 2004, $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of September 30, 2004 was $154. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

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

     On September 22, 2004, we borrowed $500 from New Valley and $500 from Frost-Nevada (the “September 2004 Loans”). These loans, which bear interest at 2% above the prime rate, are due on the earlier of January 15, 2006 or the tenth business day after the consummation of one or more debt or equity financings whereby we receive at least $10,000 in aggregate gross proceeds. The terms of the loans restrict us from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans are outstanding.

     On November 1, 2004, we borrowed $1,250 from New Valley and $1,250 from Frost-Nevada (the “November 2004 Loans”), on the same terms as the September 2004 Loans.

     Ladenburg also had a $2,500 outstanding loan under a junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matured on October 31, 2004, under which borrowings incurred interest at LIBOR plus 2%. This loan was repaid in full at maturity with the proceeds from the November 2004 Loans.

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

     We maintain inventories of trading securities. At September 30, 2004, the fair market value of our inventories was $377 in long positions and $60 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at September 30, 2004 will not have a material adverse effect on our consolidated financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     No securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended September 30, 2004, except that on September 8, 2004, we granted ten-year options to purchase a total of 850,000 shares of common stock to various employees at an exercise price of $0.48 per share, which vest in three equal annual installments commencing on the first anniversary of the date of grant. The foregoing transaction was effected in reliance on an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. No securities of ours were repurchased by us or our affiliated purchasers during the three months ended September 30, 2004.

Item 6. Exhibits

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

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: November 12, 2004	By:	/s/ Salvatore Giardina
Salvatore Giardina
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)