Form 10-K
period 2004-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2005-03-31
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
Commission File Number 1-15799
__________________________

LADENBURG THALMANN FINANCIAL SERVICES INC.

(Exact Name Of Registrant As Specified In Its Charter )

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒      No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐      No ☒

     As of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the Registrant was approximately $31,000,000.

     As of March 28, 2005, there were 123,908,059 shares of the Registrant’s Common Stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K

T A B L E O F C O N T E N T S

PART I

(Dollars in thousands, except per share amounts)

ITEM 1. BUSINESS.

General

     We are engaged in retail and institutional securities brokerage, investment banking services and investment activities through our principal operating subsidiary, Ladenburg Thalmann & Co. Inc. (“Ladenburg”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the NYSE and the National Association of Securities Dealers, Inc. (“NASD”) and is a member of the Securities Investor Protection Corporation (“SIPC”). Ladenburg currently has 96 registered representatives and 70 other full time employees. Its private client services and institutional sales departments serve approximately 70,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

     We were incorporated under the laws of the State of Florida in February 1996. Ladenburg was incorporated under the laws of the State of Delaware in December 1971 and became our wholly owned subsidiary in May 2001. Our principal executive offices, as well as those of Ladenburg, are located at 590 Madison Avenue, New York, New York 10022 and both of our telephone numbers are (212) 409-2000. Ladenburg has branch offices located in Melville, New York, Boca Raton, Florida, Los Angeles, California, New York, New York and Irvine, California. Ladenburg Thalmann Europe, Ltd., a wholly-owned subsidiary of Ladenburg, is a retail brokerage firm regulated by the Financial Services Authority which maintained an office in London, England, but is currently operating out of Ladenburg’s principal executive office. Ladenburg maintains a website located at www.ladenburg.com.

Recent Developments

     Executive Changes

          Effective March 4, 2005, we entered into a Severance, Waiver and Release Agreement with Charles I. Johnston, our president and chief executive officer. Under the Severance Agreement, effective as of the close of business on March 31, 2005, Mr. Johnston will retire from all of his positions with us and our subsidiaries including Ladenburg. Concurrently, we entered into an employment agreement with Mark D. Klein pursuant to which Mr. Klein will serve as our president and chief executive officer and as chairman and chief executive officer of Ladenburg effective as of April 1, 2005. Mark Klein is a securities industry veteran with deep experience in the investment advisory, alternative investment and brokerage business. Prior to joining Ladenburg, Mr. Klein served for the past five years as the president and chief executive officer of NBGI Asset Management Inc. and NBGI Securities Inc., both affiliates of the National Bank of Greece, a leading financial institution in Greece. Prior to joining NBGI Asset Management Inc. and NBGI Securities Inc., Mr. Klein founded Newbrook Capital Management and Newbrook Securities in 1994 and served as the president and chief executive officer of the two firms until they were acquired by the National Bank of Greece in 2000. Mr. Klein has also been a senior portfolio manager specializing in high net worth individuals for three major brokerage firms, including PaineWebber and Smith Barney Shearson. In addition to his traditional asset management experience, Mark founded Independence Holdings LLC, a private equity fund of funds company. Mr. Klein earned a Masters in Business Administration in Finance and Economics at the J. L. Kellogg Graduate School of Management at Northwestern University and a Bachelors of Business Administration with high distinction from Emory University.

     Debt Conversion and Private Financing

     On March 29, 2004, we entered into an agreement with New Valley Corporation (“New Valley”) and Frost-Nevada Investments Trust (“Frost Trust”), the holders of our then outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock. The debt conversion agreement was subject to approval by our shareholders and to other conditions including the absence of any material adverse change in our financial condition or results of operations. Pursuant to the agreement, New Valley and Frost Trust would convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. Concurrently with the execution of the debt conversion agreement, we entered into an agreement with Berliner Effektengesellschaft AG, to repurchase $1,990 aggregate principal amount of our then outstanding senior convertible promissory notes, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, we recorded a gain on debt cancellation of $1,310 during the second quarter of 2004.

     We anticipated seeking shareholder approval of the debt conversion agreement at our 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting was delayed so that we could re-examine our capital needs to support our liquidity and capital base for the near term. As a result of this examination, we amended the debt conversion agreement to further reduce the conversion prices from $0.70 to $0.40 for Frost Trust and from $1.10 to $0.50 for New Valley. In connection with the execution of the amended debt conversion agreement, New Valley and Frost Trust also agreed with us to forbear until May 13, 2005 payment of the interest due to them under their senior convertible promissory notes on the interest payment dates of the notes through March 31, 2005. In order to improve our financial position, we also planned to undertake a private financing whereby we would seek to sell up to $20,000 of common stock at $0.45 per share. As part of the amended and restated debt conversion agreement, each of Frost Trust and New Valley agreed to commit to invest up to $5,000 in the financing if such financing were not fully subscribed for by other investors.

     The amended debt conversion and private financing were subject to shareholder approval and to other conditions, including having a registration statement covering the resale of the shares to be issued to New Valley and Frost Trust declared effective by the SEC. Our shareholders approved the amended and restated debt conversion agreement and private financing at our annual shareholders’ meeting which was held on January 12, 2005 and on February 7, 2005, the SEC declared the registration statement effective. The closing of the debt conversion and private financing took place on March 11, 2005. As a result, approximately $22,699 of principal and accrued interest (as of February 22, 2005, the date on which all of the closing conditions for the transaction were satisfied) was converted into 51,778,678 shares of our common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, we recorded a pre-tax charge of approximately $19,359 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet was an increase to shareholders’ equity of approximately $22,699 (without giving effect to any sale of common stock related to the private financing). We also sold

$5,000 to each of Frost Trust and New Valley in our private financing, resulting in an additional increase to shareholders’ equity of $10,000.

     Pursuant to the debt conversion and private financing, New Valley and Frost Trust received 30,987,469 and 43,013,431 shares of our common stock, respectively. On March 30, 2005, New Valley distributed 19,876,358 of the shares it received to its shareholders as a special dividend. As a result of these transactions, New Valley and Frost Trust (and its affiliates) currently beneficially own 9.3% and 37.2% of our commons stock, respectively.

Retail Business

     An increasing percentage of our revenues during the last several years have been generated from the retail business of Ladenburg and Ladenburg Capital Management Inc. (“Ladenburg Capital”), one of our former operating subsidiaries (82.0% in 2004, 77.0% in 2003 and 64.9% in 2002). Ladenburg’s private client services and institutional sales departments currently serve approximately a total of 70,000 accounts nationwide. Ladenburg charges commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges.

Investment Banking Activities

     Revenues generated from the investment banking activities of Ladenburg and Ladenburg Capital represent 4.2%, 4.6% and 11.4% our total revenues in 2004, 2003 and 2002, respectively. Our investment banking professionals maintain relationships with businesses and provide them with various corporate finance and investment banking services. These services include:

•	merger and acquisition advisory services;

•	underwriting of public equity offerings;

•	placement of private debt and equity offerings;

•	rendering fairness opinions financial valuations; and

•	providing general investment banking and corporate finance consulting services.

     In the investment banking area, our subsidiaries have been active as underwriters or selling group members in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and Ladenburg’s ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with regulations regarding its net capital.

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

Ladenburg Asset Management Program

     Ladenburg offers its customers an asset management program, the Ladenburg Asset Management Program (“LAMP”), to assist its customers in achieving their desired investment objectives through centralized management of mutual fund and exchange-traded fund portfolios based on asset allocation models. LAMP has the ability to formulate mutual fund portfolios that are balanced, diversified and consistent with each individual’s short-term and long-term financial objectives. A variety of factors are taken into consideration when building client portfolios with LAMP, such as allocating investments into a blend of funds and creating portfolios that meet each client’s needs. The custom portfolios are monitored on a consistent basis and updated periodically. Features of the program include active rebalancing at the asset class and security level, minimum account balance, risk analysis, customized investment policy statements and comprehensive performance reporting. Each client’s portfolio is based on his or her individual long-term goals, objectives and tolerance for risk.

Ladenburg Architect Program

     The Ladenburg Architect Program is a non-discretionary, fee in lieu of commission account that allows the client to trade their portfolio much in the same way as a traditional brokerage account under an all inclusive wrap fee. The program provides a specific number of trades based on the clients total portfolio value, quarterly performance monitoring, check writing, a debit card, and online account access. If a client exceeds the allotted trades, then a charge will be assessed for all excess trades. A minimum account balance must also be maintained in this program.

Wealth Management Strategy

     Ladenburg provides its customers with a broad range of wealth management services in order to help them manage their financial investments. Through our subsidiary, Ladenburg Thalmann Asset Management Inc., a registered investment adviser, we provide clients with discretionary portfolio management and financial planning, access to money managers and investment funds.

     Ladenburg Thalmann Asset Management offers investment management and planning services primarily to high net-worth individuals and corporations. A review is performed for each client that entails focusing on the client’s tolerance for risk, capital growth expectations, current financial position and income requirements. The review also analyzes whether the client may benefit from, among other services, income tax planning, estate and gift tax planning, comprehensive retirement planning and cash flow analysis.

Research Services

     Our research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Our research department:

•	reviews and analyzes general market conditions and other industry groups;

•	issues written reports on companies, with recommendations on specific actions to buy, sell or hold;

•	furnishes information to retail and institutional customers; and

•	responds to inquires from customers and account executives.

Additionally, our research analysts interface regularly with industry leaders and portfolio managers in order to produce actionable evaluations and decisions. These recommendations are communicated to clients and the firm via company and industry reports.

Administration, Operations, Securities Transactions Processing and Customer Accounts

     Ladenburg does not hold funds or securities for its customers. Instead, it uses the services of a clearing agent on a fully disclosed basis. This clearing agent processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500, of which coverage for cash balances is limited to $100. In addition, all customer accounts are fully protected by an excess securities bond, “Excess SIPC”, issued by Customer Asset Protection Company, providing protection for the account’s entire net equity (both cash and securities). The services of this clearing agent include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record, and maintain securities transactions for Ladenburg’s brokerage activities. It provides these services to Ladenburg’s customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agent also lends funds to Ladenburg’s customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Ladenburg has agreed to indemnify the clearing broker for losses it may incur on these credit arrangements.

     In November 2002, we renegotiated a clearing agreement with one of our clearing brokers whereby this clearing broker became our primary clearing broker, clearing substantially all of our business (the “Clearing Conversion”). As part of the new agreement with this clearing broker, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and the related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided we continue to clear our transactions through this clearing broker. As scheduled, $1,500 and $667 of the Clearing Loans and related accrued interest were forgiven in November 2003 and 2004, respectively. The remaining principal balance on the Clearing Loans and related accrued interest is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. However, if the clearing agreement is terminated prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

Competition

     Ladenburg encounters intense competition in all aspects of its business and competes directly with many other securities firms for clients, as well as registered representatives. Many of its competitors have significantly greater financial, technical, marketing and other resources than it does. National retail firms such as Merrill Lynch Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Morgan Stanley/Dean Witter & Co. dominate the industry. Ladenburg also competes with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. A growing number of brokerage firms offer online trading which has further intensified the competition for brokerage customers. Although Ladenburg offers on-line account access to its customers to review their account balances and activity, it currently does not offer any online trading services to its customers. The continued expansion of discount brokerage firms and online trading could adversely affect the retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services which banks and other institutions ultimately may offer to customers, Ladenburg may be adversely affected to the extent those services are offered on a large scale basis. We try to compete through our advertising and recruiting programs for registered representatives interested in joining us.

Government Regulation

     The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, the NYSE and the Municipal Securities Rulemaking Board. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern its members and conduct periodic examinations of member firms’ operations. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Ladenburg is a registered broker-dealer with the SEC and a member firm of the NYSE. It is licensed to conduct activities as a broker-dealer in all 50 states.

     Ladenburg Thalmann Europe is an authorized securities broker regulated by the Financial Services Authority of the United Kingdom and, through the European Community’s passporting provisions, is authorized to conduct business in all of the member countries of the European Community.

     The regulations to which broker-dealers are subject cover all aspects of the securities industry, including:

•	sales methods and supervision;

•	trading practices among broker-dealers;

•	use and safekeeping of customers’ funds and securities;

•	capital structure of securities firms;

•	record keeping; and

•	the conduct of directors, officers and employees.

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

Net Capital Requirements

     As a registered broker-dealer and member of the NYSE, Ladenburg is subject to the SEC’s net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method, Ladenburg is required to maintain net capital equal to $250. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities.

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

     At December 31, 2004, Ladenburg had net capital of $1,455 which exceeded its minimum net capital requirement of $250 by $1,205. In January 2005, we made a capital contribution to Ladenburg in the amount of $2,000. Also in January 2005, Ladenburg collected an aggregate of $1,177 of receivables from Ladenburg Capital and us. These transactions resulted in an increase to Ladenburg’s regulatory net capital of $3,177. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

Personnel

     At December 31, 2004, we had a total of approximately 184 employees, of which 101 are registered representatives and 83 are other full time employees. We currently have 96 registered representatives and 70 other full time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

RISK FACTORS

We have incurred, and may continue to incur, significant operating losses.

     We incurred significant losses from operations during each of the past four years. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. Although we believe that we have enough regulatory capital to sustain operating activities through December 31, 2005, if we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

If we are unable to repay our outstanding indebtedness obligations when due, our operations may be materially adversely affected.

     Currently, we have an aggregate of approximately $6.3 million of indebtedness, of which $5.0 million is due on December 31, 2006 and approximately $1.3 million from our clearing broker is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand. We cannot assure you that our operations will generate funds sufficient to repay these or other future debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on our operations.

We are currently subject to extensive securities regulation and the failure to comply with these regulations could subject us to penalties or sanctions.

     The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including the NYSE, the NASD and the Municipal Securities Rulemaking Board. The regulatory environment is also subject to change and we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

     Ladenburg is a registered broker-dealer with the SEC and a member firm of the NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

•	sales methods and supervision;

•	trading practices among broker-dealers;

•	use and safekeeping of customers’ funds and securities;

•	capital structure of securities firms;

•	record keeping; and

•	the conduct of directors, officers and employees.

Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, and the NYSE, which are our primary regulatory agencies. NASD Regulation and the NYSE adopt rules, subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms’ operations.

     If we are found to have violated an applicable regulation, administrative or judicial proceedings may be initiated against us that may result in:

•	censure;

•	fine;

•	civil penalties, including treble damages in the case of insider trading violations;

•	the issuance of cease-and-desist orders;

•	the deregistration or suspension of our broker-dealer activities;

•	the suspension or disqualification of our officers or employees; or

•	other adverse consequences.

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition.

     In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg and the NASD have resolved this matter. Without admitting or denying the NASD’s allegations or findings, Ladenburg consented to entry of an Acceptance, Waiver and Consent in which the NASD found that Ladenburg violated NASD Conduct Rule 2440, NASD Interpretive Memorandum 2440(c)(5), and NASD Conduct Rules 2110 (by virtue of violating Sections 17(a)(2) and (3) of the Securities Act of 1933), 3010 and 2110. In connection with the settlement, Ladenburg has agreed to reimburse customers approximately $1.2 million, plus interest. Ladenburg will also be censured and pay a fine in the amount of $275,000. In addition, Ladenburg will retain an independent consultant to make recommendations concerning the adequacy of Ladenburg’s current policies and procedures concerning the above mentioned NASD rules.

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

     Our capital requirements continue to be adversely affected by our inability to generate cash from operations. We have been forced to rely on borrowings in order to generate working capital for our operations. Accordingly, we may need to seek to raise additional capital through other available sources, including through equity offerings or borrowing additional funds on a short-term basis from third parties, including our current debtholders, shareholders and clearing broker. As of December 31, 2004, we had cash and cash equivalents of approximately $1,720. Accordingly, if we continue to be unable to generate cash from operations and are unable to find sources of funding, it would have an adverse impact on our liquidity and operations.

Our expenses may increase due to unresolved real estate commitments.

     Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $3,691, payable $703 per year from 2005 through 2009 and $176 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at December 31, 2004 and 2003. Additional costs may be incurred in connection with terminating this lease, and if not terminated, to the extent Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

     Additionally, we have ceased using portions of our office space in New York City and have subleased these areas. Should any of the sub-tenants not renew or renew for a sub-rental less than Ladenburg’s lease commitments, or not pay their rent for an extended period of time, it may have a material adverse effect on Ladenburg’s financial position and liquidity.

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

     At the present time, our executive officers, directors and companies that these individuals are affiliated with beneficially own approximately 44.5% of our common stock. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Additionally, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

The American Stock Exchange (the “Exchange”) may delist our common stock from quotation on its exchange.

     Our common stock is currently quoted on the Exchange. In order to continue quotation of our common stock, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (usually between $2 million and $4 million) and a minimum number of public shareholders (usually 300 shareholders or 200,000 shares held by our non-affiliates). Additionally, our common stock cannot have what is deemed to be a “low selling price” as determined by the Exchange.

     On September 20, 2004, we received notice from the Exchange indicating that we were below certain additional continued listing standards of the Exchange, specifically that we had sustained losses in three of our four most recent fiscal years with shareholders’ equity of less than $4 million, as set forth in Section 1003(a)(ii) of the Exchange’s Company Guide. At that time, we were afforded an opportunity to submit a revised plan advising the Exchange of action we had taken, or would take, that would bring us into compliance with all continued listing standards by May 13, 2005 and did so in October 2004. As a result, we have been allowed to maintain our listing on the Exchange through May 13, 2005, during which time we will be subject to continued periodic review by the Exchange’s staff to determine whether we are making progress consistent with the revised plan. As a result of the debt conversion and private financing, we believe that we are currently in compliance with the Exchange’s continued listing standards.

     Notwithstanding the foregoing, on March 29, 2005, the last reported sale price of our common stock was $0.76. If the Exchange determines that this is a “low selling price,” it may require us to effect a reverse split or suspend or remove our common stock from listing on the Exchange. In determining whether a reverse split or suspension or removal is appropriate, the Exchange will consider all pertinent factors including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state or country of incorporation or of any governmental agency having jurisdiction over the company and the relationship to other Exchange policies regarding continued listing.

     If the Exchange delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our common stock;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may lose customers and our revenues may decline due to our lack of Internet brokerage service capability.

     A growing number of brokerage firms offer Internet brokerage services to their customers in response to increased customer demand for these services. Currently, we are unable to offer Internet brokerage services, nor do we anticipate having such ability in the near future. Should we offer such services in the future, the services may not appeal to our current or prospective customers and these services may not be profitable. Our failure to commence Internet brokerage services in the near future could have a material adverse effect on our business including the loss of our existing customers to competitors that do offer these services. Additionally, if we commence Internet brokerage services but are unable to attract customers for those services, our revenues will decline.

We rely on one primary clearing broker and the termination of the agreement with this clearing broker could disrupt our business.

     Ladenburg primarily uses one clearing broker to process its securities transactions and maintain customer accounts on a fee basis. The clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. In November 2002, we completed the Clearing Conversion and renegotiated our clearing agreement with this clearing broker. In addition, under the new clearing agreement, an affiliate of the clearing broker provided us with the Clearing Loans, aggregating to $3,500, with various terms and maturing at various dates through December 2006. As scheduled, $1,500 and $667 of the Clearing Loans were forgiven in November 2003 and 2004, respectively. The remaining principal balance of the Clearing Loans is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenue. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

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

     Ladenburg permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the clients’ account. During periods of volatile markets, the value of the collateral held by the clearing broker could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. Ladenburg has agreed to indemnify the clearing broker for losses it may incur while extending credit to its clients.

We are subject to various risks associated with the securities industry.

     As a securities broker-dealer, Ladenburg is subject to uncertainties that are common in the securities industry. These uncertainties include:

•	the volatility of domestic and international financial, bond and stock markets;

•	extensive governmental regulation;

•	litigation;

•	intense competition;

•	substantial fluctuations in the volume and price level of securities; and

•	dependence on the solvency of various third parties.

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

Credit risk exposes us to losses caused by financial or other problems experienced by third parties.

     We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include:

•	trading counterparties;

•	customers;

•	clearing agents;

•	exchanges;

•	clearing houses; and

•	other financial intermediaries as well as issuers whose securities we hold.

These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

•	holding securities of third parties;

•	executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and

•	extending credit to clients through bridge or margin loans or other arrangements.

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

     We run the risk that employee misconduct could occur. Misconduct by employees could include:

•	employees binding us to transactions that exceed authorized limits or present unacceptable risks to us;

•	employees hiding unauthorized or unsuccessful activities from us; or

•	the improper use of confidential information.

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

     Ladenburg is subject to the SEC’s net capital rule which requires the maintenance of minimum net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method, Ladenburg is required to maintain net capital equal to $250. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. The net capital rule requires that a broker-dealer maintain a certain minimum level of net capital. The particular levels vary in application depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. The NASD and the NYSE may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, the NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer, including its ability to make markets. Ladenburg may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.

Risk of losses associated with securities laws violations and litigation.

     Many aspects of our business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. Our underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter of a smaller companies’ securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

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

     While we currently have outstanding 123,908,059 shares of common stock, options to purchase a total of 13,217,431 shares of common stock and warrants to purchase a total of 200,000 shares of common stock, we are authorized to issue up to 200,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

We may issue preferred stock with preferential rights that may adversely affect your rights.

     The rights of our shareholders will be subject to and may be adversely affected by the rights of holders of any preferred stock that we may issue in the future. Our articles of incorporation authorize our board of directors to issue up to 2,000,000 shares of “blank check” preferred stock and to fix the rights, preferences, privilege and restrictions, including voting rights, of these shares without further shareholder approval.

ITEM 2. PROPERTIES.

     Our principal executive offices and those of Ladenburg and other subsidiaries of ours are located at 590 Madison Avenue, 34th Floor, New York, New York 10022, where we lease approximately 87,000 square feet of office space pursuant to a lease that expires in June 2015. We sublet approximately 62,000 square feet of this office space to non-related parties, at various terms and lease periods. We also operate several branch offices located in New York, Florida and California. In September 2004 we closed our office in Great Neck, New York.

     Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $3,691, payable $703 per year from 2005 through 2009 and $176 thereafter. In addition, minimum payments for the period from September 11, 2001 through December 31, 2004, which were not paid by Ladenburg Capital amounted to $2,121. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. The lawsuit is pending in bankruptcy court due to the landlord’s bankruptcy filing. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at December 31, 2004 and 2003. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

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

     In May 2003, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In September 2004, Ladenburg subleased this floor for the remaining term of its lease. The fair value of Ladenburg’s obligation with respect to the lease, computed in accordance with accounting standards, was approximately $1,500 at inception of the sublease and approximated the balance of the Ladenburg’s deferred rent liability relating to such space. Accordingly, no charge to operations was required in connection with the sublease.

     In the third quarter of 2004, Ladenburg ceased using a portion of another floor of its New York City office. Accordingly, the related leasehold improvements were written off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in the third quarter of 2004. The write-off of unamortized leasehold improvements of $1,275, net of the write-off of the unamortized deferred rent credit of $729, resulted in a net charge to operations of $546. In November 2004, Ladenburg subleased the space through June 30, 2010, for a sub-rental equal to its lease commitment with the landlord, through the sublease period.

ITEM 3. LEGAL PROCEEDINGS.

     See Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock trades on the Exchange under the symbol “LTS.” The following table sets forth the high and low prices of the common stock for the periods specified.

	High($)	Low($)
2005
First Quarter*	0.76	0.37

2004
Fourth Quarter	0.62	0.35
Third Quarter	0.85	0.39
Second Quarter	1.70	0.68
First Quarter	1.10	0.50

2003
Fourth Quarter	0.67	0.32
Third Quarter	0.43	0.22
Second Quarter	0.28	0.05
First Quarter	0.12	0.05

*Through March 29, 2005.

Holders

     On March 29, 2005, there were approximately 13,600 holders of record of our common stock.

Dividends

     To date, we have not paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current anticipated cash needs as well as any other factors that the board of directors may deem relevant. Our ability to pay dividends in the future also may be restricted by our operating subsidiaries’ obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intend on retaining all earnings for use in our business.

Recent Sales of Unregistered Securities

     We did not effect any sale of unregistered securities during the fourth quarter of 2004. During 2004, various participants in the Option Plan exercised stock options to purchase a total of 137,298 shares of common stock at prices ranging from $0.60 to $0.88 per share, resulting in a capital contribution of $91.

     In March 2005, we granted our new chief executive officer, Mark D. Klein, options to purchase 5,000,000 shares of our common stock at an exercise price of $0.465 per share. Ten percent of the options vested immediately upon grant and the remainder of the options will vest in four equal annual installments commencing on the first anniversary of the grant date. We also sold Mr. Klein 2,222,222 shares of our common stock for $1,000, or $0.45 per share.

     In March 2005, we sold 11,111,111 shares of our common stock to each of New Valley and Frost Trust for $0.45 per share, or an aggregate of $10,000, pursuant to a private financing. See “Recent Developments – Debt Conversion and Private Financing” for a detailed description of these transactions.

     In March 2005, we also granted each of our nine non-employee directors, options to purchase 20,000 shares of common stock under the Option Plan. The options are exercisable at $0.48, fully vest on the first anniversary of the date of grant and expire ten years from the date of grant.

     These transactions were effected in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

     In March 2005, Ladenburg hired a new head of institutional sales trading, Michael Philipps. In connection with his employment, Mr. Philipps purchased 1,000,000 shares of our common stock at $0.45 per share (or an aggregate purchase price of $450,000) and will purchase an additional 2,500,000 shares (“Commission Shares”) of our common stock at $0.64 per share solely through the use of commissions to be generated by him. In connection with Mr. Philipps’ appointment, we have also granted Mr. Philipps an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.64 per share. The option, which expires on March 28, 2015, will vest as to 250,000 shares on each of the first four anniversaries of the date of grant. An additional 125,000 shares will vest on the third anniversary of the date of grant and an additional 375,000 shares will vest on the fourth anniversary of the date of grant provided that the Commission Shares have been purchased

Issuer Purchases of Equity Securities

     No securities of ours were repurchased by us or our affiliated purchasers during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 6.	SELECTED FINANCIAL DATA.

     The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

     All periods presented have been restated to reflect the discontinued operations of FPCM and LCFM.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Operating Results: (a)
Total revenues	$38,441	$57,420 (c)	$76,801 (c)	$93,953	$89,584
Total expenses	48,354	62,618 (c)	121,668 (c)	106,202	83,372
(Loss) income from continuing operations before income taxes	(9,913)	(5,198)	(44,867)	(12,249)	6,212
Net (loss) income	(9,854)	(5,490)	(46,393)	(12,293)	5,090

Per common and equivalent share(b):

Basic and diluted:
(Loss) income per Common Share	$(0.22)	$(0.13)	$(1.10)	$(0.31)	$0.15

Basic and diluted weighted average Common Shares (b)	45,144,481	42,567,798	42,025,211	39,458,057	34,647,170

Balance Sheet Data:
Total assets	$21,631	$44,644	$48,829	$98,407	$50,354
Total liabilities, excluding subordinated liabilities	27,657	35,180	32,620	40,713	20,054
Subordinated debt	18,010	22,500	22,500	22,500	—
Limited Partners’ interest in discontinued operations	—	3,136	4,603	—	—
Shareholders’ equity (capital deficit)	(24,036)	(16,172)	(10,894)	35,194	30,300

Other Data:

Ratio of assets to shareholders’ equity	N/A	N/A	N/A	2.80	1.66

Return on average equity	(49.0%)	(40.6%)	(381.8%)	(38.0%)	18.3%

Return on average equity before income taxes	(49.6%)	(40.1%)	(370.3%)	(37.5%)	22.4%

Book value per share (b)	—	—	—	$0.84	$1.67

Average registered representatives	145	196	399	540	250

(a)	The financial data prior to May 7, 2001 reflects Ladenburg’s financial results and the financial data afterwards reflects Ladenburg Thalmann Financial Services’ financial results.

(b)	All per share data prior to May 7, 2001 have been retroactively adjusted to reflect the number of equivalent shares received by the former stockholders of Ladenburg in the form of common stock, convertible notes and cash.

(c)	Reflects reclassification to conform to 2004 presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands, Except Per Share Amounts)

Introduction

     We are engaged in retail and institutional securities brokerage, investment banking services and proprietary trading through our principal operating subsidiary, Ladenburg. Ladenburg is a full service broker-dealer that has been a member of the NYSE since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, the NYSE and the NASD and is a member of the SIPC. Ladenburg currently has 96 registered representatives and 70 other full time employees. Its private client services and institutional sales departments serve approximately 70,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

     Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our subsidiaries include, among others, Ladenburg, Ladenburg Capital, Ladenburg Thalmann Europe, Ltd. and Ladenburg Asset Management Inc.

     Ladenburg Capital Fund Management (“LCFM”) is the sole general partner of the Ladenburg Focus Fund, L.P., an open-ended private investment fund that invests its capital in publicly traded equity securities and options strategies. Through December 31, 2002, the Company accounted for its investment in the limited partnership using the equity method. Commencing in 2003, due to the controlling voting interest of LCFM, the accounts of the limited partnership were consolidated with the Company’s accounts. In addition, the prior year financial statements were adjusted to reflect the consolidation of the limited partnership. This adjustment had no effect on the capital deficit at December 31, 2002, or the net loss for the year then ended, as previously reported. In addition, certain reclassifications have been made to prior period financial information to conform to the current period presentation. Effective December 31, 2004, we sold LCFM to an entity owned by three of our directors for $5. Accordingly, LCFM and the limited partnership are not included in our consolidated statement of financial condition as of December 31, 2004 and are presented as discontinued operations in our consolidated statements of operations.

Recent Developments

     Executive Changes

     Effective March 4, 2005, we entered into a Severance, Waiver and Release Agreement with Charles I. Johnston, our president and chief executive officer. Under the Severance Agreement, effective as of the close of business on March 31, 2005, Mr. Johnston will resign from all of his positions with us and our subsidiaries including Ladenburg. Concurrently, we entered into an employment agreement with Mark D. Klein pursuant to which Mr. Klein will serve as our president and chief executive officer and as chairman and chief executive officer of Ladenburg effective as of April 1, 2005. Mark Klein is a securities industry veteran with deep experience in the investment advisory, alternative investment and brokerage business. Prior to joining Ladenburg, Mr. Klein served for the past five years as the president and chief executive officer of NBGI Asset Management Inc.

and NBGI Securities Inc., both affiliates of the National Bank of Greece, a leading financial institution in Greece. Prior to joining NBGI Asset Management Inc. and NBGI Securities Inc., Mr. Klein founded Newbrook Capital Management and Newbrook Securities in 1994 and served as the president and chief executive officer of the two firms until they were acquired by the National Bank of Greece in 2000. Mr. Klein has also been a senior portfolio manager specializing in high net worth individuals for three major brokerage firms, including PaineWebber and Smith Barney Shearson. In addition to his traditional asset management experience, Mark founded Independence Holdings LLC, a private equity fund of funds companies. Mr. Klein earned a Masters in Business Administration in Finance and Economics at the J. L. Kellogg Graduate School of Management at Northwestern University and a Bachelors of Business Administration with high distinction from Emory University.

     Debt Conversion and Private Financing

     On March 29, 2004, we entered into an agreement with New Valley and Frost Trust, the holders of our then outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock. The debt conversion agreement was subject to approval by our shareholders and to other conditions including the absence of any material adverse change in our financial condition or results of operations. Pursuant to the agreement, New Valley and Frost Trust would convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. Concurrently with the execution of the debt conversion agreement, we entered into an agreement with Berliner Effektengesellschaft AG, to repurchase $1,990 aggregate principal amount of our then outstanding senior convertible promissory notes, plus $320 of accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, we recorded a gain on debt cancellation of $1,310 during the second quarter of 2004.

     We anticipated seeking shareholder approval of the debt conversion agreement at our 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting was delayed so that we could re-examine our capital needs to support our liquidity and capital base for the near term. As a result of this examination, we amended the debt conversion agreement to further reduce the conversion prices from $0.70 to $0.40 for Frost Trust and from $1.10 to $0.50 for New Valley. In connection with the execution of the amended debt conversion agreement, New Valley and Frost Trust also agreed with us to forbear until May 13, 2005 payment of the interest due to them under their senior convertible promissory notes on the interest payment dates of the notes through March 31, 2005. In order to improve our financial position, we also planed to undertake a private financing whereby we would seek to sell up to $20,000 of common stock at $0.45 per share. As part of the amended and restated debt conversion agreement, each of Frost Trust and New Valley agreed to commit to invest up to $5,000 in the financing if such financing were not fully subscribed for by other investors.

     Between the time when we signed the original debt conversion agreement and the amended and restated debt conversion agreement, we received three loans from each of New Valley and Frost Trust:

•	On September 22, 2004, we borrowed $500 from New Valley and $500 from Frost Trust (the “September 2004 Loans”). These loans, which accrued interest at 2% above the prime rate, were due on the earlier of January 15, 2006 or the tenth business day after the consummation of one or more debt or equity financings whereby we receive at least $10,000 in aggregate gross proceeds. The terms of the loans restricted us from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans were outstanding.

•	On November 1, 2004, we borrowed $1,250 from New Valley and $1,250 from Frost Trust (the “November 2004 Loans”) on the same terms as the September 2004 Loans. The proceeds from these loans were used to repay our outstanding $2,500 subordinated note payable to an affiliate of our primary clearing broker.

•	On January 19, 2005, we borrowed $1,750 from New Valley and $1,750 from Frost Trust (the “January 2005 Loans”) on the same terms as the September 2004 Loans.

On March 11, 2005, we received a total of $2,889 from New Valley and Frost Trust, which represents the $10,000 total commitment less the September 2004 Loans, the November 2004 Loans, the January 2005 Loans and related accrued interest of $111.

     The amended debt conversion and private financing were subject to shareholder approval and to other conditions, including having a registration statement covering the resale of the shares to be issued to New Valley and Frost Trust declared effective by the SEC. Our shareholders approved the amended and restated debt conversion agreement and private financing at our annual shareholders’ meeting which was held on January 12, 2005 and on February 7, 2005, the SEC declared the registration statement effective. The closing of the debt conversion and private financing took place on March 11, 2005. As a result, approximately $22,699 of principal and accrued interest was converted into 51,778,678 shares of our common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, we recorded a pre-tax charge of approximately $19,359 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet was an increase to shareholders’ equity of approximately $22,699 (without giving effect to any sale of common stock related to the private financing). We also received $5,000 from each of Frost Trust and New Valley in our private financing, resulting in an additional increase to our shareholders’ equity of $10,000.

     Litigation

     In November 2004, Ladenburg was served with an amended complaint in a lawsuit filed by Alan Sporn and Trident Systems, Inc. in the United States District Court for the Central District of California adding the Company and a number of other firms as defendants. The amended complaint alleges that Ladenburg as well as all other market makers in the plaintiff company’s stock, the Depository Trust Company and the National Securities Clearing Corporation, violated section 17(a)(1) of the Securities Act of 1933, various California statutes, and committed common law fraud and negligence, purportedly by engaging in improper short sales of the issuer’s stock. Ladenburg’s motion to dismiss the claims was granted, and plaintiff was given leave to file an amended complaint. Management believes the claims are without merit and, if an amended complaint is filed, intends to vigorously defend against it.

     Regulatory Investigation

     In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg and the NASD have resolved this matter. On March 23, 2005, without admitting or denying the NASD’s allegations or findings, Ladenburg consented to entry of an Acceptance, Waiver and Consent in which the NASD found that Ladenburg violated NASD Conduct Rule 2440, NASD Interpretive Memorandum 2440(c)(5), and NASD Conduct Rules 2110 (by virtue of violating Sections 17(a)(2) and (3) of the Securities Act of 1933), 3010 and 2110. In connection with the settlement, Ladenburg has agreed to reimburse customers approximately $1,200, plus interest. Ladenburg will also be censured and pay a fine in the amount of $275. In addition, Ladenburg will retain an independent consultant to make recommendations concerning the adequacy of Ladenburg’s current policies and procedures concerning the above mentioned NASD rules. The amount of reimbursements due to customers, the fine and related accrued interest is reflected in our statement of operations for the year ended December 31, 2004 and has been reserved for as of December 31, 2004.

     Closing of Branch Office

     In September 2004, we closed our retail branch office in Great Neck, New York, which immediately prior to the closing, consisted of five employees. Most of the employees terminated their employment with us; the balance relocated to our branch office in Melville, New York.

     Financing Activities

     On November 1, 2004, we borrowed the November 2004 Loans, under the same terms as the September 2004 Loans. The proceeds of the loans were used to repay Ladenburg’s outstanding $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker, which matured on November 1, 2004. In March 2005, these loans and related accrued interest were applied against the $10,000 private financing (see above).

     In addition to the three loans from New Valley and Frost-Trust mentioned above, in December 2004, Ladenburg received a $2,000 temporary cash subordination from each, Dr. Phillip Frost and New Valley, to provide additional regulatory capital required for an underwriting participation. Upon completion of the underwriting during the same month, the $4,000 was repaid with interest at the rate of prime plus 2%. Interest amounted to $2.

     Sale of Subsidiary

     Effective December 31, 2004, we sold LCFM to an entity owned by three of our directors for $5, resulting in a gain of $5 which was recorded in our statement of operations for the year ended December 31, 2004, in discontinued operations.

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

     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $125 and $184 for the years ended December 31, 2004 and 2003, respectively.

     Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the landlord discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $3,826 and $4,999 for potential arbitration and lawsuit losses as of December 31, 2004 and 2003, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

     September 11, 2001 Events. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable as of December 31, 2004. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of December 31, 2004, representing the net book value of the damaged property and subsequent construction costs, was $2,118. In October 2003, we filed a Proof of Loss with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800 and in July 2004, we filed a lawsuit against the insurance carrier for failure to pay for damages we incurred. There are no assurances, however, that we will recover the full amount of insurance available to Ladenburg and Ladenburg Capital as a result of this claim.

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

     Exit or Disposal Activities. During the fourth quarter of 2002, we early adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the “cease-use date”). The fair value of the liability at the “cease-use date” shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property.

     In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In September 2004, Ladenburg subleased this floor for the remaining term of its lease. The fair value of Ladenburg’s obligation with respect to the lease was approximately $1,500 at inception of the sublease and approximated the balance of our deferred rent liability relating to such space. Accordingly, no charge to operations was required in connection with the sublease.

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

     Impairment of Goodwill. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and were required to analyze our goodwill for impairment issues on January 1, 2002 and on a periodic basis thereafter. In connection with the reporting of results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, we engaged an independent appraisal firm to value our goodwill as of June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded in September 2002. The goodwill was generated in the Ladenburg acquisition in May 2001, and the charge reflected overall market declines since the acquisition. See Note 2 to our consolidated financial statements for a discussion of the adoption of SFAS No. 142.

     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2004, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $22,841. After consideration of all the evidence, both positive and negative, especially the fact we have sustained recurring operating losses and that we continue to be affected by conditions in the economy, we have determined that a valuation allowance at December 31, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2004, we had net operating loss carryforwards of approximately $43,900, expiring in various years from 2015 through 2024. The Company’s ability to use such carryforwards to reduce future taxable income is subject to limitations attributable to equity transactions in March 2005 (see “Recent Developments – Debt Conversion and Private Financing” that have resulted in a change of ownership as defined in Internal Revenue Code Section 382).

          Expense Recognition of Employee Stock Options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Shared-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123R will be effective upon us beginning July 1, 2005. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

     Our revenues for 2004 decreased $18,979 from 2003 primarily as a result of decreased commissions of $14,954, decreased net principal transactions of $2,168 and decreased investment banking fees of $1,151. Our revenues were adversely affected by the decrease in our number of registered representatives in 2004 versus 2003.

     Our expenses for 2004 decreased $14,264 from 2003 primarily as a result of decreased compensation and benefits of $11,084 and decreased brokerage, communication and clearance fees of $1,987.

     Our revenues for 2004 consisted of commissions of $27,422, net principal transactions of $2,798, investment banking fees of $1,653, investment advisory fees of $193, interest and dividends of $1,495, syndicate and underwriting income of $496 and other income of $4,384. Our revenues for 2003 consisted of commissions of $42,376, net principal transactions of $4,966, investment banking fees of $2,804, investment advisory fees of $69, interest and dividends of $1,752, syndicating and underwriting income of $251 and other income of $5,202.

     Our expenses for 2004 consisted of compensation and benefits of $27,697, brokerage, communication and clearance fees of $3,197, rent and occupancy (net of sublease revenue) of $3,700, write-off of leasehold improvements of $546 and various other expenses of $13,214. Our expenses for 2003 consisted of compensation and benefits of $38,781, brokerage communication and clearance fees of $5,184, rent and occupancy (net of sublease revenue) of $3,855, write-off of leasehold improvements of $779 and various other expenses of $14,019.

     The $14,954 (35.3%) decrease in commission income was primarily a result of a decrease in the number of registered representatives we employed during 2004 compared to 2003. We employed an average of 145 registered representatives during 2004 versus an average of 182 during 2003.

     The $2,168 (43.7%) decrease in net principal transactions was primarily the result of decreases in trading income of $1,531 in the 2004 period. We significantly decreased our proprietary trading operations over the 2003 and 2004 periods.

     The $1,151 (41.0%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity in 2004 compared to 2003. Investment banking activities decreased for several months prior to the US Presidential election and then increased afterwards. In addition, we had less active senior bankers in 2004 compared to 2003.

     The $11,084 (28.6%) decrease in compensation expense was primarily due to the net decrease in revenues and various staff reductions. Our compensation to our revenue-producing personnel decreased by approximately $8,645 due to decreased revenues and decreased compensation arrangements for our registered representatives. In addition, we had various staff reductions in the first and second quarters of 2003 and the second quarter of 2004, and a decreased compensation arrangement for our new chief executive officer in April 2004.

     The $1,987 (38.3%) decrease in brokerage, communication and clearance fees is primarily due to the decrease in proprietary trading activities and the decreased amount of agency commission transactions in 2004 compared to 2003.

     The $155 (4.0%) decrease in rent and occupancy (net of sublease revenue) was primarily due to the subletting of a floor of Ladenburg’s New York City office in September 2004. Due to this sublet, our rent and occupancy expense will decrease by approximately $1,700 annually through the end of our lease, June 30, 2015.

     In the third quarter of 2004, Ladenburg ceased using a portion of another floor of its New York City office. Accordingly, the related leasehold improvements were written off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in the third quarter of 2004. The write-off of unamortized leasehold improvements of $1,275, net of the write-off of the unamortized deferred rent credit of $729, resulted in a net charge to operations of $546.

     We incurred an income tax benefit of $127 in 2004 compared to an income tax expense of $70 in 2003, primarily due to the filing of certain state and local income tax returns on combined basis, which reduced our overall income tax liability. After consideration of all the evidence, both positive and negative, especially the fact we have sustained recurring operating losses that we continue to be affected by conditions in the economy, management determined that a valuation allowance at December 31, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2004 and 2003 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

Year ended December 31, 2003 compared to year ended December 31, 2002

     Our revenues for 2003 decreased $19,381 from 2002 primarily as a result of decreased commissions of $7,420, decreased net principal transactions of $6,080, decreased investment banking fees of $6,337, net of increased other revenues of $456. Our revenues were adversely affected by the decrease in our number of registered representatives in 2003 versus 2002.

     Our expenses for 2003 decreased $59,050 from 2002 primarily as a result of the $18,762 impairment of goodwill in 2002, decreased compensation and benefits of $16,098, decreased brokerage, communication and clearance fees of $9,452, decreased rent and occupancy (net of sublease revenue) of $4,780 and decreased other expenses of $9,958.

     Our revenues for 2003 consisted of commissions of $42,376, net principal transactions of $4,966, investment banking fees of $2,804, investment advisory fees of $69, interest and dividends of $1,752, syndicate and underwriting income of $251 and other income of $5,202. Our revenues for 2002 consisted of commissions of $49,796, net principal transactions of $11,046, investment banking fees of $9,141, investment advisory fees of $183, interest and dividends of $2,285, syndicating and underwriting income of $258 and other income of $4,092.

     Our expenses for 2003 consisted of compensation and benefits of $38,781, brokerage, communication and clearance fees of $5,184, rent and occupancy (net of sublease revenue) of $3,855, write-off of leasehold improvements of $779 and various other expenses of $14,798. Our expenses for 2002 consisted of compensation and benefits of $54,879, impairment of goodwill of $18,762, write-off of furniture, fixtures and leasehold improvements of $1,394 and other expenses of $46,633.

     The $7,420 (14.9%) decrease in commission income was primarily a result of a decrease in the number of registered representatives we employed during 2003 compared to 2002. We employed 172 registered representatives as of December 31, 2003 versus 239 as of December 31, 2002.

     The $6,080 (55.0%) decrease in net principal transactions was primarily the result of decreases in trading income of $3,979 in the 2003 period.

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

     The $16,098 (29.3%) decrease in compensation expense was primarily due to the net decrease in revenues and various staff reductions in the third and fourth quarters of 2002 as well as the first and second quarters of 2003.

     The $9,452 (64.6%) decrease in brokerage, communication and clearance fees is primarily due to the Clearing Conversion, the decrease in proprietary trading activities and the decreased amount of agency commission transactions in 2003 compared to 2002.

     The $7,662 (53.4%) decrease in other expenses was primarily due to decreases in advertising, customer arbitration settlements, insurance premiums expense, license and registration fees, travel and valuation allowances relating to receivables.

     In connection with the reporting of the results for the second quarter of 2002, based on the overall declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry, the Company completed an additional impairment review and recorded a $18,762 charge for the impairment of goodwill, which was generated in the Ladenburg acquisition. The charge reflected the overall market declines since the acquisition in May 2001. During this review, an independent appraisal firm was engaged to value the Company’s goodwill as of June 30, 2002. The appraiser valued the businesses using a weighted average of each unit’s projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management’s revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded for the second quarter of 2002.

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

     Income tax expense for 2003 was $70 compared to $1,440 in 2002. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 and 2003 and that we continue to be affected by conditions in the economy, management determined that a valuation allowance at December 31, 2003 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2003 and 2002 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

Liquidity and Capital Resources

     Approximately 56.5% of our assets at December 31, 2004 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Ladenburg’s regulatory net capital, as defined, of $1,455, exceeded minimum capital requirements of $250 by $1,205 at December 31, 2004. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. In June 2003, we closed our Ft. Lauderdale office, which constituted all of our market making activities. As a result of our decision to eliminate our market making activities, effective June 13, 2003, our minimum net capital requirement decreased from $1,000 to $250.

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

     Net cash flows used in operating activities for the year ended December 31, 2004 were $828 as compared to $6,347 for the 2003 period. The decrease was primarily due to an decrease in receivables from clearing brokers of $10,987 in 2004 compared to an increase of $9,867 in 2003 and a decrease in accounts payable and accrued liabilities of $726 in 2004 versus a decrease of $2,804 in 2003. These changes were offset by an increase of $4,364 in net loss.

     Net cash flows provided by investing activities for the year ended December 31, 2004 were $32 compared to net cash flows used in investing activities of $434 for the 2003 period. The difference is primarily due to a decrease in purchases of furniture, equipment and leasehold improvements during the 2004 period and proceeds from the sale of discontinued operations.

     There was $896 of cash flows used in financing activities for the year ended December 31, 2004, primarily representing the issuance of common stock. There was $1,416 of cash flows used in financing activities for the year ended December 31, 2003, primarily representing $1,801 of distributions to limited partners of the Ladenburg Focus Fund.

     We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges and sublease rentals, of $4,983 in 2005 and approximately $5,142 per year until 2015. Such amounts exclude the lease referred to in the following paragraph. In addition, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.

     Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments at December 31, 2004 aggregating approximately $3,691 payable $703 per year from 2005 through 2008 and $879 thereafter. In addition, minimum payments for the period from September 11, 2001 through December 31, 2004 which were not paid by Ladenburg Capital amounted to $2,121. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit is pending in bankruptcy court due to the landlord’s bankruptcy filing. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at December 31, 2004 and 2003. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

     In conjunction with the May 2001 acquisition of Ladenburg, we issued a total of $20,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley, Berliner Effektengesellschaft AG and Frost-Nevada (which was subsequently assigned to Frost Trust). The $10,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg, bear interest at 7.5% per annum, and the $10,000 principal amount of the note issued to Frost-Nevada bears interest at 8.5% per annum. The notes were convertible into a total of 11,296,746 shares of our common stock and are secured by a pledge of the stock of Ladenburg.

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

     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the “Forbearance Interest Payments”). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the note held by Frost Trust. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of December 31, 2004, accrued interest payments as to which a forbearance was received amounted to $4,429. As discussed below, these notes were converted in March 2005 pursuant to the Amended and Restated Debt Conversion Agreement. Concurrently with this agreement, we entered into an agreement with Berliner, the holder of the remaining $1,990 aggregate principal amount of senior convertible promissory notes, pursuant to which we repurchased the notes held by Berliner, plus $320 of accrued interest thereon, for $1,000 in cash.

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

     In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven and in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven (included in other revenues). The balance of the remaining loan, consisting of $1,333 of principal, is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of December 31, 2004 was $119. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

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

     On March 29, 2004, we entered into an agreement with New Valley and Frost Trust, the holders of our then outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock. The debt conversion agreement was subject to approval by our shareholders and to other conditions including the absence of any material adverse change in our financial condition or results of operations. Pursuant to the agreement, New Valley and Frost Trust would convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. Concurrently with the execution of the debt conversion agreement, we entered into an agreement with Berliner to repurchase

$1,990 aggregate principal amount of our then outstanding senior convertible promissory notes, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, we recorded a gain on debt cancellation of $1,310 during the second quarter of 2004.

     We anticipated seeking shareholder approval of the debt conversion agreement at our 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting was delayed so that we could re-examine our capital needs to support our liquidity and capital base for the near term. As a result of this examination, we amended the debt conversion agreement to further reduce the conversion prices from $0.70 to $0.40 for Frost Trust and from $1.10 to $0.50 for New Valley. In connection with the execution of the amended debt conversion agreement, New Valley and Frost Trust also agreed with us to forbear until May 13, 2005 payment of the interest due to them under their senior convertible promissory notes on the interest payment dates of the notes through March 31, 2005. In order to improve our financial position, we also planed to undertake a private financing whereby we would seek to sell up to $20,000 of common stock at $0.45 per share. As part of the amended and restated debt conversion agreement, each of Frost Trust and New Valley agreed to commit to invest up to $5,000 in the financing if such financing were not fully subscribed for by other investors.

     Between the time when we signed the original debt conversion agreement and the amended and restated debt conversion agreement, we received three loans from each of New Valley and Frost Trust:

•	On September 22, 2004, we borrowed the September 2004 Loans from New Valley and Frost Trust. These loans, which accrued interest at 2% above the prime rate, were due on the earlier of January 15, 2006 or the tenth business day after the consummation of one or more debt or equity financings whereby we receive at least $10,000 in aggregate gross proceeds. The terms of the loans restricted us from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans were outstanding.

•	On November 1, 2004, we borrowed the November 2004 Loans from New Valley and Frost Trust on the same terms as the September 2004 Loans. The proceeds from these loans were used to repay our outstanding $2,500 subordinated note payable to an affiliate of our primary clearing broker.

•	On January 19, 2005, we borrowed the January 2005 Loans from New Valley and Frost Trust on the same terms as the September 2004 Loans.

On March 11, 2005, we received a total of $2,889 from New Valley and Frost Trust, which represents the $10,000 total commitment less the September 2004 Loans, the November 2004 Loans, the January 2005 Loans and related accrued interest.

     The amended debt conversion and private financing were subject to shareholder approval and to other conditions, including having a registration statement covering the resale of the shares to be issued to New Valley and Frost Trust declared effective by the SEC. Our shareholders approved the amended and restated debt conversion agreement and private financing at our annual shareholders’ meeting which was held on January 12, 2005 and on February 7, 2005, the SEC declared the registration statement effective. Accordingly, the closing of the debt conversion and private financing took place on March 11, 2005. As a result, approximately $22,699 of principal and accrued interest was converted into 51,778,678 shares of our common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, we recorded a pre-tax charge of approximately $19,359 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet was an increase to shareholders’ equity of approximately

$22,699 (without giving effect to any sale of common stock related to the private financing). We also sold $5,000 to each of Frost Trust and New Valley in our private financing, increasing our shareholders’ equity by an additional $10,000.

     As of December 31, 2003, Ladenburg had a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matured on November 1, 2004, under which outstanding borrowings incurred interest at LIBOR plus 2%. On November 1, 2004, the Company borrowed $1,250 from New Valley and $1,250 from Frost Trust (the “November 2004 Loans”), under the same terms as the September 2004 Loans. The proceeds of the loans were used to repay the $2,500 subordinated note payable to an affiliate of Ladenburg’s primary clearing broker. In March 2005, these loans and related accrued interest were applied against the $10,000 private financing (see above).

     In December 2004, Ladenburg received a $2,000 temporary cash subordination from each, Dr. Phillip Frost and New Valley, to provide additional regulatory capital required for an underwriting participation. Upon completion of the underwriting during the same month, the $4,000 was repaid with interest at the rate of prime plus 2%. Interest amounted to $2.

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

     Our liquidity position continues to be adversely affected by our inability to generate cash from operations. Accordingly, we have been forced to cut expenses as necessary. In order to accomplish this, we have implemented certain cost-cutting procedures throughout our operations including reducing the size of our workforce. Additionally, during the fourth quarter of 2002, in order to reduce future operating expenses, we terminated the operations of Ladenburg Capital and withdrew it as a broker-dealer. Ladenburg Capital filed at that time to withdraw as a broker-dealer, which withdrawal became effective in January 2004. Ladenburg has agreed to and is currently servicing the accounts of Ladenburg Capital and many of the employees of Ladenburg Capital were offered and have accepted employment with Ladenburg. The termination of Ladenburg Capital’s operations reduced support expenses, operating expenses and general administrative expenses. As a result of decreased revenues, we have continued to reduce expenses. After reviewing our current operations and financial position, we believe we have adequate cash and regulatory capital to fund our projected operating activities through December 31, 2005.

     Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. If, based on these reviews, it is determined that we require additional funds to support our liquidity and capital base, we would seek to raise additional capital through available sources, including through borrowing additional funds on a short-

term basis from New Valley or from other parties, including our shareholders and clearing brokers. Additionally, we may seek to raise money through a rights offering or other type of financing. If we continue to be unable to generate cash from operations and are unable to find alternative sources of funding as described above, it would have an adverse impact on our liquidity and operations.

Off-Balance Sheet Arrangements

     The table below summarizes information about our contractual obligations as of December 31, 2004 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period ($)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt(3)	9,833	667	9,166	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases(1)	56,404	4,983	9,936	10,859	30,626
Employment Agreement Compensation(2)	637	637	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Totals	66,874	6,287	19,102	10,859	30,626

(1)	Excludes $3,691 related to lease for office space vacated in 2001 which is being litigated with landlord and sublease rentals.

(2)	The employment agreements provide for bonus payments that are excluded from these amounts.

(3)	Adjusted to reflect conversions in March 2005.

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

     We maintain inventories of trading securities. At December 31, 2004 the fair market value of our inventories were $153 in long positions and $28 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at December 31, 2004 will not have a material adverse effect on our consolidated financial position or results of operations.

Special Note Regarding Forward-Looking Statements

     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1 above, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Eisner LLP dated February 17, 2005, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

ITEM 9B.	OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of March 26, 2005. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors.

Name	Age	Position

Howard M. Lorber	56	Chairman of the Board
Charles I. Johnston	50	President and Chief Executive Officer
Henry C. Beinstein	62	Director
Robert J. Eide	52	Director
Phillip Frost, M.D.	68	Director
Brian S. Genson	56	Director
Richard J. Lampen	51	Director
Vincent A. Mangone	39	Director
Benjamin D. Pelton	53	Director
Jeffrey S. Podell	64	Director
Steven A. Rosen	59	Director
Richard J. Rosenstock	53	Director
Mark Zeitchick	39	Director
Salvatore Giardina	43	Vice President and Chief Financial Officer

     Howard M. Lorber has been chairman of our board of directors since May 2001. Since November 1994, he has been president, chief operating officer and a member of the board of directors of New Valley, a company engaged in the real estate business and seeking to acquire additional operating companies. From January 1994 to January 2001, Mr. Lorber was a consultant to Vector Group Ltd., a New York Stock Exchange-listed holding company, with subsidiaries engaged in the manufacture and sale of cigarettes and the principal shareholder of New Valley, and since January 2001 has served as its president, chief operating officer and a member of its board of directors. Mr. Lorber has been chairman of the board of directors of Hallman & Lorber Associates Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates since 1975. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the NASD since 1984. Since 1990, Mr. Lorber has been chairman of the board of directors of Nathan’s Famous, Inc., a chain of fast food restaurants, and has been its chief executive officer since 1993. Mr. Lorber also serves as a director of United Capital Corp., a real estate investment and diversified manufacturing company, and as a trustee of Long Island University.

     Charles I. Johnston has been our president, chief executive officer and a member of our board of directors since April 2004. He has also been the chairman and chief executive officer of Ladenburg Thalmann & Co. Inc., our operating subsidiary, since April 2004. From June 1996 until March 2004, Mr. Johnston served in various capacities with Lehman Brothers Inc., including most recently as a managing director and the global head of private client services.

     Henry C. Beinstein has been a member of our board of directors since May 2001. Mr. Beinstein has been a director of New Valley since 1994 and of Vector Group since March 2004. Since January 2005, Mr. Beinstein has been a partner of Gagnon Securities, LLC, a broker-dealer and a member firm of the NASD and has been a money manager and an analyst and registered representative of such firm since August 2002. He retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand.

     Robert J. Eide has been a member of our board of directors since May 2001. He has been the chairman and chief executive officer of Aegis Capital Corp. since before 1988. Mr. Eide also serves as a director of Nathan’s Famous and Vector Group.

     Phillip Frost, M.D. has been a member of our board of directors since March 2004. He also served as a member of our board of directors from May 2001 until July 2002. Dr. Frost has served as chairman of the board of directors and chief executive officer of IVAX Corporation, an American Stock Exchange-listed company engaged in the research, development, manufacture and marketing of pharmaceutical products, since 1987. From July 1991 until January 1995, he also served as the president of IVAX. He has also served as chairman of the board of directors of IVAX Diagnostics, Inc., an American Stock Exchange-listed company that produces diagnostic reagent kits and is a subsidiary of IVAX, since March 2001. Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is a director of Continucare Corporation, an American Stock Exchange-listed provider of outpatient healthcare and home healthcare services, and Northrop Grumman Corp., an aerospace company. He is a member of the board of trustees of the University of Miami and a member of the board of governors of the American Stock Exchange.

     Brian S. Genson has been a member of our board of directors since October 2004. Mr. Genson has been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson also serves as a managing director of F1 Action located in Stanstead, England, which is engaged in investing in the motor sport industry. Mr Genson was also responsible for introducing Ben and

Jerry’s Ice Cream Company to the Japanese market. Mr. Genson also serves as a director of Nathan’s Famous since 1999.

     Richard J. Lampen has been a member of our board of directors since January 2002. He has been the executive vice president and general counsel of New Valley since October 1995 and a member of its board of directors since July 1996. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. Since January 1997, Mr. Lampen has served as a director of CDSI Holdings Inc., a company with interests in the marketing services business, and since November 1998 has been its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

     Vincent A. Mangone has been a member of our board of directors since August 1999. From August 1999 until December 2003, Mr. Mangone served as one of our executive vice presidents. Mr. Mangone has also been a registered representative with Ladenburg Thalmann & Co. since March 2001. Mr. Mangone has also been affiliated with Ladenburg Capital Management since October 1993 and has been an executive vice president since September 1995.

     Benjamin D. Pelton has been a member of our board of directors since October 2004. Mr. Pelton has been an attorney and has been a partner in the law firm of Pelton, Balland, Young, Demsky, Baskin & O’Malie, P.C. since 1978. Mr. Pelton served as a member of our board of directors from August 1999 to May 2001.

     Jeffrey S. Podell has been a member of our board of directors since October 2004. Mr. Podell has been the chairman of the board and president of Newsote, Inc., a privately-held holding company, since 1989. He has also been a director of Vector Group since November 1993.

     Steven A. Rosen has been a member of our board of directors since October 2004. Dr. Rosen has been a dentist and has been the owner and senior officer of Unique Dental Care, a corporation which operates a multi-professional dental practice, since 1971. Dr. Rosen served as a member of our board of directors from August 1999 to May 2001.

     Richard J. Rosenstock has been a member of our board of directors since August 1999. From May 2001 until December 2002, Mr. Rosenstock served as vice chairman of our board of directors and from August 1999 until December 2002, served as our chief operating officer. He also served as our president from August 1999 until May 2001. Since January 2003, Mr. Rosenstock has been a registered representative of Ladenburg. Mr. Rosenstock was affiliated with Ladenburg Capital Management Inc., one of our former operating subsidiaries, from 1986 until December 2002, serving from May 2001 as Ladenburg Capital Management’s chief executive officer. From January 1994 until May 1998, he served as an executive vice president of Ladenburg Capital Management and was its president from May 1998 until November 2001.

     Mark Zeitchick has been a member of our board of directors since August 1999. From August 1999 until December 2003, Mr. Zeitchick served as one of our executive vice presidents. Mr. Zeitchick has also been a registered representative with Ladenburg Thalmann & Co. since March 2001. Mr.

Zeitchick has also been affiliated with Ladenburg Capital Management since October 1993. Mr. Zeitchick has been Ladenburg Capital Management’s co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital Management. From May 2001 until November 2001, he served as chairman of Ladenburg Capital Management, and became co-chairman in November 2001.

Other Executive Officer

     Salvatore Giardina has been our vice president and chief financial officer since October 2002 and was our vice president of finance from June 2001 until October 2002. Mr. Giardina has been affiliated with Ladenburg since February 1990. He has served as Ladenburg’s chief financial officer since August 1998, and from February 1990 until August 1998, served as its controller. From August 1983 until February 1990, Mr. Giardina was an auditor with the national public accounting firm of Laventhol & Horwath. Mr. Giardina is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the fiscal year ended December 31, 2004.

Audit Committee Financial Expert

     Currently, our audit committee is comprised of Henry C. Beinstein, Robert J. Eide and Jeffrey S. Podell, with Mr. Beinstein serving as the chairman of the audit committee. Our board of directors believes that the audit committee has at least one “audit committee financial expert” (as defined in Regulation 240.401(h)(1)(i)(A) of Regulation S-K) serving on its audit committee, such “audit committee financial expert” being Mr. Beinstein. Our board of directors also believes that Mr. Beinstein would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

     In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics has been filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table shows the compensation paid or accrued by us to our chief executive officers and to our most highly compensated executive officers whose total 2004 compensation exceeded $100 (collectively, the “Named Executive Officers”) for the calendar years 2004, 2003 and 2002. All compensation figures in this table and the notes thereto, are in dollars.

		Annual Compensation			Long-Term
	Fiscal				Compensation	All Other
Name and Principal Position	Period	Salary ($)	Bonus ($)		Options (#)	Compensation
Charles I. Johnston President and Chief Executive Officer	2004	202,564	10,417	(1)	2,500,000	-0-
	2003	-0-	-0-		-0-	-0-
	2002	-0-	-0-		-0-	-0-
Victor M. Rivas President and Chief Executive Officer	2004	125,000	125,000	(2)	-0-	448,930	(3)
	2003	500,000	500,000	(4)	-0-	2,254	(5)
	2002	500,000	595,678	(6)	300,000	3,044	(5)
Salvatore Giardina Vice President and Chief Financial Officer	2004	214,000	-0-		30,000	-0-
	2003	214,000	55,000	(7)	30,000	-0-
	2002	214,000	-0-		35,000	70	(8)

(1)	Represents a $10,417 sign-on bonus paid by us.

(2)	Represents a $125,000 bonus paid by us.

(3)	Represents $398,907 of severance, $50,000 of unpaid unused vacation, and $23 of commissions earned from customer accounts for which the individual is a designated account representative.

(4)	Represents a $500,000 bonus paid by us.

(5)	Represents commissions earned from customer accounts for which the individual is a designated account representative.

(6)	Represents (i) a $500,000 bonus paid by us and (ii) a $95,678 bonus paid by us under our Special Performance Incentive Plan.

(7)	Represents a discretionary bonus received by the individual.

(8)	Represents residual earnings from stock options surrendered with respect to the 1995 merger of Ladenburg Thalmann and New Valley.

Compensation Arrangements for Executive Officers

     Charles I. Johnston was employed by us as our president and chief executive officer under an employment agreement with Ladenburg. Effective March 4, 2005, we entered into a Severance, Waiver and Release Agreement with Mr. Johnston. Under the Severance Agreement, effective March 31, 2005, Mr. Johnston resigned from all of his positions with us and all of our subsidiaries including Ladenburg. Pursuant to the Severance Agreement, Mr. Johnston received (i) a lump sum payment of approximately $150 and (ii) continued health benefits under his existing employment agreement until the earlier of the second anniversary of the Severance Agreement or until he is covered on a comparable basis by another plan.

     Concurrent with Mr. Johnston’s resignation, we entered into an Employment Agreement dated March 7, 2005 with Mark D. Klein pursuant to which effective April 1, 2005, Mr. Klein will serves as our president and chief executive officer and as chairman and chief executive officer of Ladenburg. Under the Employment Agreement, Mr. Klein received (i) a base salary of $500 per year, (ii) an annual bonus of $500 if certain performance goals are met, (iii) a life insurance policy providing for death benefits of at least $2,000,000 and a long-term disability insurance plan which provides Mr. Klein with disability benefits equal to at least 60% of his average annual compensation until his 65th birthday and (iv) options to purchase 5,000,000 shares of our common stock at a price of $0.465 per share. The options vest as to ten percent of the options on the date of grant and as to 22.5% of the options in four annual installments commencing on March 4, 2006 and expire on March 4, 2015. The options provide that if a “change of control” (as defined in the Employment Agreement) occurs, all options not yet vested will vest and become immediately exercisable. In addition, Mr. Klein was given the opportunity to purchase 2,222,222 shares of our common stock at $0.45 and did so in March 2005.

     Victor M. Rivas was formerly employed by us as our president and chief executive officer under an employment agreement with Ladenburg which was scheduled to expire in August 2004. On March 9, 2004, we entered into a Severance, Waiver and Release Agreement with Mr. Rivas. Under the Severance Agreement, effective March 31, 2004, Mr. Rivas retired from all of his positions with us and all of our subsidiaries including Ladenburg. Pursuant to the Severance Agreement, Mr. Rivas received (i) a lump sum payment of approximately $449 (representing various amounts owed to him under his existing employment agreement) and (ii) continued health benefits under his existing employment agreement until the earlier of his 65th birthday or until he is covered on a comparable basis by another plan.

     Salvatore Giardina is currently employed by us as our executive vice president and chief financial officer until April 1, 2005 under an employment agreement with Ladenburg. The employment agreement provides for an annual base salary of approximately $214 and discretionary bonuses as determined by our chief executive officer. Subsequent to April 1, 2005, Mr. Giardina will continue employment as an at will employee.

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

Option Grants

     The following table represents the stock options granted in the fiscal year ended December 31, 2004, to the Named Executive Officers.

STOCK OPTION GRANTS IN 2004
	Number of
	Securities	Percent of Total
	Underlying	Options Granted to	Exercise		Grant Date
	Options	Employees in	Price of	Expiration	Present
Name of Executive	Granted (#)	Fiscal Year (%)	Options ($)	Date	Value(1)($)
Charles I. Johnston	2,500,000	41.0%	0.75	3/08/14	$1,750,000
Salvatore Giardina	30,000	0.5%	1.01	5/25/14	$27,600

(1)	The estimated present value at grant date of the options granted to such individual has been calculated using the Black-Scholes option pricing model, based upon the following assumptions:

Expiration		Risk-free	Expected	Dividend
Date	Volatility	Rate	Life	Rate

3/08/14	110.70%	3.83%	10 years	-0-
5/25/14	100.23%	4.72%	10 years	-0-

The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

     The following table sets forth the fiscal year-end option values of outstanding options at December 31, 2004, and the dollar value of unexercised, in-the-money options for our Named Executive Officers. There were no stock options exercised by any of the Named Executive Officers in 2004, except for Mr. Rivas who exercised options to purchase 31,300 shares at $0.88, resulting in a capital contribution of $28.

AGGREGATED FISCAL YEAR-END OPTION VALUES
	Number of Securities Underlying		Dollar Value of Unexercised
	Unexercised Options at		in-the-money Options at
	Fiscal Year End:		Fiscal Year End
Name	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Charles I. Johnston	-0-	2,500,000	-0-	-0-
Salvatore Giardina	33,333	61,667	-0-	-0-

Annual Incentive Bonus Plan

     On August 23, 1999, our shareholders adopted the Annual Incentive Bonus Plan, which is a performance-based compensation plan for our executive officers and other key employees. The plan is administered by our compensation committee and is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code. Under this plan, bonuses are paid to participants selected by our compensation committee if performance targets established by our compensation committee are met within the specified performance periods. For the fiscal year ended December 31, 2003 and for the fiscal year ending December 31, 2004, our compensation committee determined that participating employees would share in a bonus pool equal to 25% of our net income before taxes and before the accrual of compensation payable under this plan provided that we achieve a 10% return on equity before taxes at the end of the fiscal year. The maximum award payable annually to any participant under this plan was limited to a percentage of the bonus pool created and was subject to the maximum limit of $5,000 for any person. The maximum award available to Victor M. Rivas under the Plan was limited to 32.5% of the Pool and the maximum award available to any other participant under the plan was limited to 22.5% of the Pool. No awards were made under the Bonus Plan for fiscal 2004.

Special Performance Incentive Plan

     On August 23, 1999, our shareholders adopted our Special Performance Incentive Plan. The Special Performance Incentive Plan is similar in nature to the Annual Incentive Bonus Plan in seeking to provide performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. Executive officers and key employees selected by our compensation committee may receive bonuses upon reaching performance targets established by our compensation committee within specific performance periods, which performance targets may be based upon one or more selected business criteria. For the fiscal years ended December 31, 2003 and 2004, the compensation committee has determined that participants are entitled to receive an incentive award that is based on our total consolidated revenues provided that specified commission levels are achieved. Awards are payable monthly, based on the average monthly revenues to such date. However, final awards reflecting the performance for the last month of the fiscal period and the fiscal period overall are not paid until all financial results for the year are reconciled and the compensation committee has approved and certified that the established performance requirements have been achieved. The maximum award payable for any fiscal period to any participant is the lesser of $5,000 or a set percentage for the individual participants as disclosed elsewhere in this report. Mr. Rivas received a bonus under the Special Performance Incentive Plan for fiscal 2003 as disclosed in the Summary Compensation table above. The Special Performance Incentive Plan was discontinued in August 2004.

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

Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan

     In November 2002, our shareholders approved the “Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan,” under which a total of 5,000,000 shares of common stock are available for issuance. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock. Option periods have been initially set at three months long and commence on January 1st, April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. On the first day of each option period, known as the “date of grant,” each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an “exercise date.” On the exercise date, the amounts withheld will be applied to purchase shares for the employee from us. The purchase price will be the lesser of 85% of the last sale price of our common stock on the date of grant or on the exercise date. The Plan became effective November 6, 2002 and as of the date of this report, 2,520,761 shares of common stock have been issued under it.

Compensation Committee Interlocks and Insider Participation

     Our compensation committee is comprised of Messrs. Beinstein, Eide and Genson. None of these individuals served as officers of ours or of our subsidiaries.

     Prior to January 12, 2005, Mr. Lorber was a member of our compensation committee. Mr. Lorber is the chairman of the board of a firm which receives commissions from insurance policies written for us. See “Item 13 – Certain Relationships and Related Transactions.”

     Richard J. Lampen, New Valley’s executive vice president, general counsel and director, is a member of our board of directors. No individual who is an executive officer of ours currently serves on the New Valley compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of March 28, 2005 with respect to the beneficial ownership of our common stock by (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all of our current directors and executive officers as a group. Except as otherwise stated, the business address of each of the below listed persons is c/o Ladenburg Thalmann Financial Services Inc., 590 Madison Avenue, 34th Floor, New York, New York 10022.

	Amount and Nature of		Percent of Class
Name of Beneficial Owner	Beneficial ownership(1)		of Voting Securities
Phillip Frost, M.D. (2)	44,977,797	(3)	36.3%
New Valley Corporation(4)	11,211,111	(5)	9.0%
Berliner Effektengesellschaft AG(6)	4,620,501		3.7%
Bennett S. LeBow	4,381,314	(7)	3.5%
Richard J. Rosenstock	3,868,012	(8)	3.1%
Carl C. Icahn(9)	3,396,258	(10)	2.87%
Mark Zeitchick	1,692,977	(11)	1.4%
Vincent Mangone	1,692,977	(12)	1.4%
Howard M. Lorber	1,575,878	(13)	1.3%
Charles I. Johnston	100,000	(14)	*
Richard J. Lampen	98,367	(15)	*
Robert J. Eide	71,367	(16)	*
Henry C. Beinstein	71,361	(17)	*
Benjamin D. Pelton	60,000	(18)	*
Steven A. Rosen	60,000	(19)	*
Victor M. Rivas	-0-	(20)	0%
Brian S. Genson	-0-	(21)	0%
Jeffrey S. Podell	-0-	(22)	0%
Salvatore Giardina	33,333	(23)	*

	Amount and Nature of		Percent of Class
Name of Beneficial Owner	Beneficial ownership(1)		of Voting Securities
All directors and executive officers as a group (14 persons)	54,302,069	(22)	43.4%

*	Less than 1 percent.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the shareholders is based upon numbers reported by the owner in documents publicly filed with the SEC, publicly available information or information made known to us. Except as otherwise indicated, all of the shares of common stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

(2)	The business address of Dr. Frost is c/o IVAX Corporation, 4400 Biscayne Boulevard, Miami, Florida 33137.

(3)	Represents (i) 1,844,366 shares of common stock held by Frost Gamma Investments Trust and 43,013,431 shares of common stock held by Frost Nevada Investments Trust, trusts governed by the laws of Florida, (ii) 100,000 shares of common stock issuable upon exercise of an immediately exercisable warrant held by Frost Gamma and (iii) 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost. Does not include 20,000 shares of common stock issuable upon exercise of options held by Dr. Frost that are not currently exercisable and will not become exercisable within the next 60 days. Dr. Frost is the sole trustee of both Frost Gamma Investments Trust and Frost-Nevada Investments Trust. Dr. Frost is also (a) the sole limited partner of Frost Gamma Limited Partnership, the beneficiary of Frost Gamma Investments Trust, and is the sole shareholder of Frost-Nevada Corporation, the sole shareholder of Frost Gamma Inc., the general partner of Frost Gamma Limited Partnership, (b) one of the three limited partners of Frost-Nevada, Limited Partnership, the beneficiary of Frost-Nevada Investments Trust, and is the sole shareholder of Frost-Nevada Corporation, the general partner of Frost-Nevada, Limited Partnership and (c) the sole shareholder of Frost Beta, Inc., the sole general partner of Frost Beta, LP, a limited partner of Frost-Nevada, Limited Partnership. Record ownership of these shares may be transferred from time to time among Dr. Frost and, in addition to other entities that he may control, any or all of Frost Gamma Investments Trust, Frost Gamma Limited Partnership, Frost Gamma Inc., Frost-Nevada Investments Trust, Frost-Nevada, Limited Partnership, Frost Beta, Inc., Frost Beta, LP and Frost-Nevada Corporation. Accordingly, solely for purposes of reporting beneficial ownership of these shares pursuant to Section 13(d) of the Exchange Act, each of these parties will be deemed to be the beneficial owner of the shares held by any other of the parties. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on September 10, 2001 as well as from information made known to us.

(4)	The business address for New Valley Corporation is 100 S. E. Second Street, Miami, Florida 33131.

(5)	Includes 100,000 shares of common stock issuable upon exercise of immediately exercisable warrants held by New Valley.

(6)	The business address for Berliner Effektengesellschaft AG is Kurfüstendamm 119, 10711 Berlin, Germany.

(7)	Represents (i) 758,205 shares of common stock held directly by Mr. LeBow, (ii) 3,325,199 shares of common stock held by LeBow Gamma Limited Partnership, a Nevada limited partnership, (iii) 110,336 shares of common stock held by LeBow Alpha LLLP, a Delaware limited liability limited partnership, (iv) 147,574 shares of common stock held by The Bennett and Geraldine LeBow Foundation, Inc., a Florida not-for-profit corporation, and (v) 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. LeBow. Does not include the shares of common stock beneficially owned by New Valley Corporation of which Mr. LeBow serves as an executive officer and director. Mr. LeBow indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnerships. LeBow Holdings, Inc., a Nevada corporation, is the sole stockholder of LeBow Gamma, Inc., a Nevada corporation, which is the general partner of LeBow Gamma Limited Partnership, and is the general partner of LeBow Alpha LLLP. Mr. LeBow is a director, officer and sole stockholder of LeBow

Holdings, Inc. and a director and officer of LeBow Gamma, Inc. Mr. LeBow and family members serve as directors and executive officers of the Foundation and Mr. LeBow possesses shared voting and shared dispositive power with the other directors of the Foundation with respect to the Foundation’s shares of common stock. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on December 21, 2001 as well as from information made known to us.

(8)	Represents (i) 3,701,346 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, and (ii) 166,666 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock. Does not include 83,334 shares of common stock issuable upon exercise of options held by Mr. Rosenstock that are not currently exercisable and that will not become exercisable within the next 60 days.

(9)	The business address for Mr. Icahn is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153.

(10)	Represents (i) 2,148,725 shares of common stock held by High River Limited Partnership, (ii) 1,227,773 shares of common stock held by Tortoise Corp. and (iii) 19,760 shares of common stock held by Little Meadow Corp. Each of these entities are either directly or indirectly 100% owned by Mr. Icahn. As such, Mr. Icahn is in a position to directly and indirectly determine the investment and voting decisions made by these entities. Accordingly, Mr. Icahn may be deemed to be the beneficial owner of these shares for purposes of reporting beneficial ownership pursuant to Section 13(d) of the Exchange Act. However, Mr. Icahn disclaims beneficial ownership of these shares for all other purposes. The foregoing information was derived from a Schedule 13D filed with the SEC on December 28, 2001.

(11)	Represents (i) 1,414,211 shares of common stock held of record by MZ Trading LLC, of which Mr. Zeitchick is the sole managing member, (ii) 12,100 shares of common stock held of record by Mr. Zeitchick and (iii) 266,666 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Zeitchick. Does not include 208,334 shares of common stock issuable upon exercise of options held by Mr. Zeitchick that are not currently exercisable and that will not become exercisable within the next 60 days.

(12)	Represents (i) 1,426,311 shares of common stock held of record by The Vincent A. Mangone Revocable Living Trust Dated 11/5/96, of which Mr. Mangone is the sole trustee and beneficiary, and (ii) 266,666 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Mangone. Does not include 208,334 shares of common stock issuable upon exercise of options held by Mr. Mangone that are not currently exercisable and that will not become exercisable within the next 60 days.

(13)	Represents (i) 1,392,251 shares of common stock held directly by Mr. Lorber, (ii) 118,560 shares of common stock held by Lorber Alpha II Partnership, a Nevada limited partnership, (iii) 5,067 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, and (iv) 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber. Does not include (i) 20,000 shares of common stock issuable upon exercise of options held by Mr. Lorber that are not currently exercisable and that will not become exercisable within 60 days and (ii) the shares of common stock beneficially owned by New Valley Corporation of which Mr. Lorber serves as an executive officer and director. Mr. Lorber indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnership. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Mr. Lorber and family members serve as directors and executive officers of Lorber Charitable Fund, and Mr. Lorber possesses shared voting power and shared dispositive power with the other directors of the fund with respect to the fund’s shares of our common stock. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on December 21, 2001 as well as from information made known to us.

(14)	Includes 100,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Johnston.

(15)	Includes 60,000 shares of common stock issuable upon exercise of currently exercisable options held by

Mr. Lampen. Does not include (i) 20,000 shares of common stock issuable upon exercise of options held by Mr. Lampen that are not currently exercisable and that will not become exercisable within the next 60 days and (ii) the shares of common stock beneficially owned by New Valley Corporation of which Mr. Lampen serves as an executive officer and director.

(16)	Includes 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Eide. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Eide that are not currently exercisable and that will not become exercisable within 60 days.

(17)	Includes (i) 823 shares of common stock held of record in the individual retirement account of Mr. Beinstein’s spouse and (ii) 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Beinstein that are not currently exercisable and that will not become exercisable within 60 days.

(18)	Includes 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Pelton. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Eide that are not currently exercisable and that will not become exercisable within 60 days.

(19)	Includes 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosen. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Eide that are not currently exercisable and that will not become exercisable within 60 days.

(20)	Mr. Rivas does not currently own any shares of common stock.

(21)	Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Genson that are not currently exercisable and that will not become exercisable within 60 days.

(22)	Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Podell that are not currently exercisable and that will not become exercisable within 60 days.

(23)	Includes 33,333 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Giardina. Does not include 61,667 shares of common stock issuable upon exercise of options held by Mr. Giardina that are not currently exercisable and that will not become exercisable within the next 60 days.

(24)	Includes 1,013,331 shares of common stock issuable upon exercise of currently exercisable options and excludes 805,003 shares of common stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days. See notes 3, 6, 11, 12, 13, 14, 15, 16, 17, 18, 19, 21, 22, and 23.

Equity Compensation Plan Information

     The following table sets forth certain information at December 31, 2004 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Options, Warrants	(excluding securities
Plan Category	Warrants and Rights	and Rights	reflected in the first column)
Equity Compensation Plans Approved by Security Holders	7,437,431	$1.09	2,225,271
Equity Compensation Plans Not Approved by Security Holders	1,700,000	$0.78	-0-

On August 31, 2001, New Valley and Frost-Nevada each loaned us $1,000. As consideration for the loans, we issued to each of them a five-year, immediately exercisable warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share.

On March 9, 2004, we granted our new chief executive officer non-qualified options to purchase a total of 2,500,000 shares of common stock, 1,000,000 of which are under the Plan and 1,500,000 which are outside of the Plan. The options are exercisable at a price of $.75 per share, the fair market value on the date of grant. These options vest in five equal annual installments commencing on the first anniversary of the date of grant and expire ten years from the date of grant.

     At December 31, 2004, these warrants and options were our only equity compensation “plans” not approved by our shareholders. In March 2005, in connection with the resignation of Mr. Johnston, 2,400,000 previously issued options (900,000 of which were under the Plan and 1,500,000 of which were outside the Plan) expired and 100,000 previously issued options which would have expired under the under the Plan were extended to March 4, 2006. Additionally, we granted our new chief executive officer, Mark D. Klein, options to purchase 5,000,000 shares of our common stock at an exercise price of $0.465 per share. Ten percent of the options vested immediately upon grant and the remainder of the options will vest in four equal annual installments commencing on the first anniversary of the grant date. We also sold to Mr. Klein 2,222,222 shares of our common stock for $1,000, or $0.45 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 7, 2001, we consummated the stock purchase agreement, as amended, with New Valley Corporation, Berliner Effektengesellschaft AG and Ladenburg in which we acquired all of the outstanding common stock of Ladenburg. As partial consideration for the common stock of Ladenburg, we issued:

•	18,598,098 shares of common stock and $8.01 million aggregate principal amount of our senior convertible promissory notes, convertible into 3,844,216 shares of common stock, to New Valley; and

•	4,620,501 shares of common stock and $1.99 million aggregate principal amount of our senior convertible promissory notes, convertible into 955,055 shares of common stock, to Berliner.

We also paid New Valley and Berliner $8,010 and $1,990 in cash, respectively. The cash portion of the consideration paid to New Valley and Berliner was obtained pursuant to a loan agreement with Frost-Nevada under which Frost-Nevada provided us with $10,000 in cash in exchange for $10,000 aggregate principal amount of our senior convertible promissory notes, currently convertible into 6,497,475 shares of common stock. This note was subsequently transferred to Frost Trust.

     The notes issued to New Valley and Berliner bore interest at a rate of 7.5% per year, payable quarterly, and are secured by a pledge of the shares of common stock of Ladenburg. The notes were convertible, in whole or in part, at any time, into that number of shares of common stock determined by dividing the principal and interest to be converted by the “conversion price.” The “conversion price” was $2.0836498 and subject to anti-dilution adjustment for stock splits, dividends and other similar events. Additionally, if, during any period of 20 consecutive trading days, the closing sale price of our common stock was at least $8.00, the principal and all accrued interest on the notes would be automatically converted into shares of common stock at the conversion price then in effect. The notes also provided that if a change of control occurs, as defined in the notes, we must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

     The note held by Frost Trust had the same terms as the notes issued to New Valley and Berliner, except that the conversion price of the note is $1.5390594 and pays interest at a rate of 8.5% per year. The note held by Frost Trust was also secured by a pledge of the shares of common stock of Ladenburg.

     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing on June 30, 2002 through March 2003. On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the note held by Frost Trust. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible.

     On March 29, 2004, we entered into an agreement with New Valley and Frost Trust pursuant to which such parties agreed to convert their notes and accrued interest into common stock. The debt conversion agreement was subject to approval by our shareholders and to other conditions including the absence of any material adverse change in our financial condition or results of operations. Pursuant to the agreement, New Valley and Frost Trust would convert their notes into approximately 26,000,000 shares of common stock at reduced conversion prices of $1.10 per share and $0.70 per share, respectively. Concurrently with the execution of the debt conversion agreement, we entered into an agreement with Berliner to repurchase $1,990 aggregate principal amount of our then outstanding senior convertible promissory notes, plus all accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, we recorded a gain on debt cancellation of $1,310 during the second quarter of 2004.

     We anticipated seeking shareholder approval of the debt conversion agreement at our 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting was delayed so that we could re-examine our capital needs to support our liquidity and capital base for the near term. As a result of this examination, we amended the debt conversion agreement to further reduce the conversion prices from $0.70 to $0.40 for Frost Trust and from $1.10 to $0.50 for New Valley. In connection with the execution of the amended debt conversion agreement, New Valley and Frost Trust also agreed with us to forbear until May 13, 2005 payment of the interest due to them under their senior convertible promissory notes on the interest payment dates of the notes through March 31, 2005. In order to improve our financial position, we also planed to undertake a private financing whereby we would seek to sell up to $20,000 of common stock at $0.45 per share. As part of the amended and restated debt conversion agreement, each of Frost Trust and New Valley agreed to commit to invest up to $5,000 in the financing if such financing were not fully subscribed for by other investors.

     Between the time when we signed the original debt conversion agreement and the amended and restated debt conversion agreement, we received three loans from each of New Valley and Frost Trust:

•	On September 22, 2004, we borrowed the September 2004 Loans from New Valley and Frost Trust. These loans, which accrued interest at 2% above the prime rate, were due on the earlier of January 15, 2006 or the tenth business day after the consummation of one or more debt or equity financings whereby we receive at least $10,000 in aggregate gross proceeds. The terms of the loans restricted us from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans were outstanding.

•	On November 1, 2004, we borrowed the November 2004 Loans from New Valley and Frost Trust on the same terms as the September 2004 Loans. The proceeds from these loans were used to repay our outstanding $2,500 subordinated note payable to an affiliate of our primary clearing broker.

•	On January 19, 2005, we borrowed the January 2005 Loans from New Valley and Frost Trust on the same terms as the September 2004 Loans.

On March 11, 2005, we received a total of $2,889 from New Valley and Frost Trust, which represents the $10,000 total commitment less the September 2004 Loans, the November 2004 Loans, the January 2005 Loans and related accrued interest.

     The amended debt conversion and private financing were subject to shareholder approval and to other conditions, including having a registration statement covering the resale of the shares to be issued to New Valley and Frost Trust declared effective by the SEC. Our shareholders approved the amended and restated debt conversion agreement and private financing at our annual shareholders’ meeting which was held on January 12, 2005 and on February 7, 2005, the SEC declared the registration statement effective. Accordingly, the closing of the debt conversion and private financing took place on March 11, 2005. As a result, approximately $22,699 of principal and accrued interest was converted into 51,778,678 shares of our common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, we recorded a pre-tax charge of approximately $19,359 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet was an increase to shareholders’ equity of approximately $22,699 (without giving effect to any sale of common stock related to the private financing). We also received $5,000 from each of Frost Trust and New Valley in our private financing, resulting in an additional increase to our shareholders’ equity of $10,000.

     Pursuant to the debt conversion and private financing agreements, New Valley and Frost Trust received 30,987,469 and 43,013,431 shares of our common stock, respectively. On March 30, 2005, New Valley distributed 19,876,358 of the shares it received to its shareholders. As a result of these transactions, New Valley and Frost Trust currently beneficially own 9.3% and 37.2% of our commons stock, respectively.

     Prior to the consummation of the acquisition, New Valley maintained office space at Ladenburg’s principal offices. In connection with the consummation of the transaction, New Valley entered into a license agreement with Ladenburg in which New Valley will continue to occupy this space at no cost to New Valley. The license agreement was for one year and automatically renewed for successive one-year periods unless terminated by New Valley. The space was subsequently subleased by Ladenburg to an unaffiliated third party.

     From June 2001 until October 2002, J. Bryant Kirkland III, the vice president, treasurer and chief financial officer of New Valley, served as our chief financial officer and New Valley did not allocate any expense to us for his services. In December 2002, we accrued compensation for Mr. Kirkland’s services, in the amount of $100, which was paid in four quarterly installments of $25, commencing April 1, 2003.

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

     Howard Lorber is chairman of the board of directors of Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for us. These commissions amounted to approximately $114 in 2004.

     Effective December 31, 2004, we sold LCFM to an entity owned by three of our directors, Vincent A. Mangone, Richard J. Rosenstock, and Mark Zeitchick, for $5, resulting in a gain of $5 which was recorded in our statement of operations for the year ended December 31, 2004, in other revenues.

     Several members of the immediate families of our executive officers and directors are employed as registered representatives of Ladenburg. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. The arrangements we have with these individuals are similar to the arrangements we have with our other registered representatives. Richard Sonkin, the brother-in-law of Richard J. Rosenstock, received approximately $192 in compensation during 2004. Richard Sonkin’s employment was terminated during 2004. Steven Zeitchick, the brother of Mark Zeitchick, received $225 in compensation during 2004. It is anticipated that Steven Zeitchick will receive in excess of $60 in compensation from us in 2005. Jason E. Rivas and Victor M. Rivas, Jr., sons of Victor M. Rivas, each received approximately $63 of compensation during 2004. Jason E. Rivas and Victor M. Rivas’s employment was terminated during 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $194 and $178, respectively.

Audit-Related Fees

     For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph entitled “Audit Fees” above were $44 and $34, respectively. These fees were for the audit of our 401(k) retirement plan and the audit and tax returns of the Ladenburg Focus Fund, L.P.

Tax Fees

     For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $37 and $35, respectively. The services performed include the preparation of our federal, state and local income tax returns for the fiscal years ended September 30, 2004 and 2003, and federal net operating loss carryback returns.

All Other Fees

     For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for products and services provided by our principal accountant, other than the services reported above were $21 and $9, respectively. The services performed were agreed upon procedures relating to Ladenburg’s compliance with the anti-money laundering requirements of the PATRIOT Act of 2001, and research of various accounting and tax issues.

Audit Committee Pre-Approval Policies and Procedures

     In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees,” Audit-Related Fee,” “Tax Fees” and “All Other Fees” above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1): Index to 2004 Consolidated Financial Statements

     The Consolidated Financial Statements and the Notes thereto, together with the report thereon of Eisner LLP dated February 17, 2005, appear beginning on page F-1 of this report.

     (a)(2): Financial Statement Schedules

     Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     (a)(3): Exhibits Filed

     The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated
Exhibit		By Reference	No. in
Number	Description	from Document	Document	Page

2.1	Agreement and Plan of Merger, dated May 27, 1999	A	2.1	–

3.1	Articles of Incorporation	B	3.1	–

3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	C	3.2	–

3.3	Bylaws	B	3.2	–

4.1	Form of common stock certificate	B	4.1	–

4.2	Form of Warrant Agreement between the Company and Cardinal Capital Management, Inc. (including the form of Warrant Certificate).	B	4.2	–

4.3	Form of Senior Convertible Promissory Note, as amended, dated May 7, 2001, issued to New Valley Capital Corporation and Berliner Effektengesellschaft AG	D	4.2	–

4.4	Senior Convertible Promissory Note, as amended, dated May 7, 2001, issued to Frost-Nevada, Limited Partnership	D	4.3	–

4.5	Promissory Note, dated March 27, 2002, issued to New Valley Corporation	E	4.1	–

10.1	Agreement of Lease, dated December 20, 1996, between the Company and Briarcliffe College, Inc.	C	10.1	–

10.2	Standard Form of Office Lease, dated August 3, 1999, between the Company and Mayore Estates LLC and 80 Lafayette LLC, together with Amendment, dated August 19, 1999.	C	10.2	–

10.3	Amended and Restated 1999 Performance Equity Plan*	F	10.1	–

10.4	Annual Incentive Bonus Plan*	G	Exhibit “D”	–

10.5	Special Performance Incentive Plan*	G	Exhibit “E”	–

		Incorporated
Exhibit		By Reference	No. in
Number	Description	from Document	Document	Page

10.6	Form of Employment Agreement, dated August 24, 1999, between the Company and certain employees*	G	Exhibit “F”	–

10.6.1	Schedule of Employment Agreements in the form of Exhibit 10.7, including material detail in which such documents differ from Exhibit 10.7*	C	10.7.1	–

10.7	Form of Stock Option Agreement, dated August 24, 1999, between the Company and certain employees*	H	10.8	–

10.7.1	Schedule of Stock Option Agreements in the form of Exhibit 10.8, including material detail in which such documents differ from Exhibit 10.7*	H	10.8.1	–

10.8	Form of Stock Option Agreement, dated December 13, 1999, between the Company and certain directors*	H	10.9	–

10.8.1	Schedule of Stock Option Agreements in the form of Exhibit 10.9, including material detail in which such documents differ from Exhibit 10.9*	H	10.9.1	–

10.9	Form of Stock Option Agreement, dated December 13, 1999, between the Company and Diane Chillemi*	H	10.10	–

10.10	Stock Purchase Agreement, dated February 8, 2001, by and among the Company, New Valley Corporation, New Valley Capital Corporation, Berliner Effektengesellschaft AG and Ladenburg Thalmann & Co. Inc.	I	Appendix A	–

10.11	Proxy and Voting Agreement, dated as of February 8, 2001, among New Valley Corporation, Ladenburg Thalmann Group Inc., Berliner Effektengesellschaft AG, the Company and the individual shareholders listed on Schedule A attached thereto	I	Appendix E	–

10.12	Loan Agreement, dated as of February 8, 2001, between the Company and Frost-Nevada, Limited Partnership	I	Appendix C	–

		Incorporated
Exhibit		By Reference	No. in
Number	Description	from Document	Document	Page

10.13	Investor Rights Agreement, dated as of February 8, 2001, among the Company, New Valley Corporation, New Valley Capital Corporation, Berliner Effektengesellschaft AG, Frost-Nevada, Limited Partnership and the Principals	I	Appendix G	–

10.14	Form of Pledge and Security Agreement, dated as of February 8, 2001, between the Company, Ladenburg Thalmann Group Inc., Berliner Effektengesellschaft AG, Frost-Nevada, Limited Partnership and U.S. Bank Trust National Association	J	10.2	–

10.15	Employment Agreement, dated as of February 8, 2001, between Ladenburg Thalmann & Co. Inc. and Victor Rivas*	J	10.3	–

10.16	First Amendment to the Employment Agreement, dated August 24, 1999, between the Company, Ladenburg Capital Management Inc. and Joseph Berland*	J	10.4	–

10.17	First Amendment to the Employment Agreement, dated August 24, 1999, between the Company, Ladenburg Capital Management Inc. and Richard J. Rosenstock*	J	10.5	–

10.18	First Amendment to the Employment Agreement, dated August 24, 1999, between the Company, Ladenburg Capital Management Inc. and Vincent A. Mangone*	J	10.6	–

10.19	First Amendment to the Employment Agreement, dated August 24, 1999, between the Company, Ladenburg Capital Management Inc. and Mark Zeitchick*	J	10.7	–

10.20	First Amendment to the Employment Agreement, dated August 24, 1999, between the Company, Ladenburg Capital Management Inc. and David Thalheim*	J	10.8	–

10.21	Form of Guarantee Agreement, dated February 8, 2001, between (A) each of (i) Joseph Berland, (ii) Richard J. Rosenstock, (iii) Vincent A. Mangone, (iv) Mark Zeitchick and (v) David Thalheim and (B) the Company	J	10.9	–

		Incorporated
Exhibit		By Reference	No. in
Number	Description	from Document	Document	Page

10.22	Amendment No. 1 to Stock Purchase Agreement, dated February 8, 2001, by and among the Company, New Valley Corporation, New Valley Capital Corporation, Berliner Effektengesellschaft AG and Ladenburg Thalmann & Co. Inc.	K	Appendix A	–

10.23	Amendment No. 1 to Loan Agreement, dated as of February 8, 2001, between the Company and Frost-Nevada, Limited Partnership	K	Appendix C	–

10.24	Second Amendment to the Employment Agreement, dated August 24, 1999, between the Company, Ladenburg Capital Management Inc. and David Thalheim*	L	10.2	–

10.25	Stock Option Agreement, dated May 7, 2001, between the Company and Victor M. Rivas*	M	10.1	–

10.26	Stock Option Agreement, dated as of May 7, 2001, between the Company and David Thalheim*	M	10.2	–

10.27	Form of Stock Option Agreement, dated as of May 7, 2001, between the Company and certain directors	M	10.3	–

10.27.1	Schedule of Stock Option Agreements in the form of Exhibit 10.31, including material detail in which such documents differ from Exhibit 10.31	M	10.3.1	–

10.28	Amendment No. 2 to Stock Purchase Agreement, dated February 8, 2001, by and among the Company, New Valley Corporation, New Valley Capital Corporation, Berliner Effektengesellschaft AG and Ladenburg Thalmann & Co. Inc.	D	4.1	–

10.29	Amendment No. 2 to Loan Agreement, dated as of February 8, 2001, between the Company and Frost-Nevada, Limited Partnership	D	10.1	–

10.30	Second Amendment to the Employment Agreement, dated August 24, 1999, as amended, between the Company, Ladenburg Capital Management Inc. and Richard J. Rosenstock*	D	10.2	–

		Incorporated
Exhibit		By Reference	No. in
Number	Description	from Document	Document	Page

10.31	Second Amendment to the Employment Agreement, dated August 24, 1999, as amended, between the Company, Ladenburg Capital Management Inc. and Mark Zeitchick*	D	10.3	–

10.32	Second Amendment to the Employment Agreement, dated August 24, 1999, as amended, between the Company, Ladenburg Capital Management Inc. and Vincent A. Mangone*	D	10.4	–

10.33	Second Amendment to the Employment Agreement, dated August 24, 1999, as amended, between the Company, Ladenburg Capital Management Inc. and Joseph Berland*	D	10.5	–

10.34	Form of Warrant issued to New Valley Corporation and Frost-Nevada, Limited Partnership	D	10.6	–

10.35	Letter Amendment to Investor Rights Agreement, dated as of February 8, 2001, among the Company, New Valley Corporation, New Valley Capital Corporation, Berliner Effektengesellschaft AG, Frost-Nevada, Limited Partnership and the Principals	D	10.7	–

10.36	Stock Option Agreement, dated as of January 10, 2002, between the Company and Richard J. Lampen	N	10.2	–

10.37	Form of Stock Option Agreement, dated January 10, 2002, between the Company and each of Victor M. Rivas, Richard J. Rosenstock, Mark Zeitchick and Vincent A. Mangone*	N	10.3	–

10.37.1	Schedule of Stock Option Agreements in the form of Exhibit 10.41, including material detail in which such documents differ from Exhibit 10.41*	N	10.3.1	–

10.38	Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan	F	10.2	–

10.39	Letter Agreement, dated October 10, 2002, between the Company and Victor M. Rivas	F	10.3	–

10.40	Letter Agreement, dated October 10, 2002, between the Company and Richard J. Rosenstock	F	10.4	–

		Incorporated
Exhibit		By Reference	No. in
Number	Description	from Document	Document	Page

10.41	Letter Agreement, dated October 10, 2002, between the Company and Mark Zeitchick	F	10.5	–

10.42	Letter Agreement, dated October 10, 2002, between the Company and Vincent A. Mangone	F	10.6	–

10.43	Third Amendment to the Employment Agreement, dated August 24, 1999, as amended, between the Company, Ladenburg Capital Management Inc. and Richard J. Rosenstock*	O	10.47	–

10.44	Form of Stock Option Agreement, dated November 15, 2002, between the Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	O	10.48	–

10.44.1	Schedule of Stock Option Agreements in the form of Exhibit 10.48, including material detail in which such documents differ from Exhibit 10.48*	O	10.48.1	–

10.45	Form of Stock Option Agreement, dated September 17, 2003, between the Company and each of Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	P	10.1	–

10.45.1	Schedule of Stock Option Agreements in the form of Exhibit 10.49, including material detail in which such documents differ from Exhibit 10.49*	P	10.1.1	–

10.46	Stock Option Agreement, dated December 17, 2003, between the Company and Salvatore Giardina*	Q	10.46	–

10.47	Third Amendment to the Employment Agreement, dated August 24, 1999, as amended, between the Company, Ladenburg Capital Management Inc. and Mark Zeitchick*	Q	10.46	–

10.48	Third Amendment to the Employment Agreement, dated August 24, 1999, as amended, between the Company, Ladenburg Capital Management Inc. and Vincent A. Mangone*	Q	10.46	–

		Incorporated
Exhibit		By Reference	No. in
Number	Description	from Document	Document	Page

10.49	Employment Agreement, dated March 1, 2004, between Ladenburg Thalmann & Co. Inc. and Salvatore Giardina*	Q	10.49	–

10.50	Severance, Waiver and Release Agreement, dated as of March 9, 2004, between Ladenburg Thalmann Financial Services Inc. and Victor M. Rivas *	Q	10.49	–

10.51	Employment Agreement, dated as of March 9, 2004, between Ladenburg Thalmann Financial Services Inc. and Charles I. Johnston *	Q	10.49	–

10.52	Stock Option Agreement, dated as of March 9, 2004, between Ladenburg Thalmann Financial Services Inc. and Charles I. Johnston *	Q	10.49	–

10.53	Stock Option Agreement, dated as of March 9, 2004, between Ladenburg Thalmann Financial Services Inc. and Charles I. Johnston *	Q	10.49	–

10.54	Indemnification Agreement, dated as of March 9, 2004, between Ladenburg Thalmann Financial Services Inc. and Charles I. Johnston*	Q	10.49	–

10.55	Debt Conversion Agreement, dated as of March 29, 2004, among Ladenburg Thalmann Financial Services Inc., a Florida corporation, New Valley Corporation and Frost-Nevada Investments Trust	Q	10.49	–

10.56	Note Purchase Agreement, dated as of March 29, 2004, among Ladenburg Thalmann Financial Services Inc. and Berliner Effektengesellschaft AG	Q	10.49	–

10.57	Severance, Waiver and Release Agreement, dated as of March 4, 2005, between Ladenburg Thalmann Financial Services Inc. and Charles I. Johnston *	R	10.1	—

10.58	Employment Agreement, dated as of March 4, 2005, between Ladenburg Thalmann Financial Services Inc. and Mark D. Klein *	R	10.2	—

10.59	Stock Option Agreement, dated as of March 4, 2005, between Ladenburg Thalmann Financial Services Inc. and Mark D. Klein *	R	10.3	—

Incorporated
Exhibit		By Reference	No. in
Number	Description	from Document	Document	Page

10.60	Indemnification Agreement, dated as of March 4, 2005, between Ladenburg Thalmann Financial Services Inc. and Mark D. Klein*	R	10.4	—

10.61	Stock Option Agreement, dated as of March 25, 2005, between Ladenburg Thalmann Financial Services Inc. and Michael Philipps*	S	10.1	—

10.62	Subscription Agreement between Ladenburg Thalmann Financial Services Inc. and Michael Philipps*	S	10.2	—

10.63	Stock Purchase Agreement between Ladenburg Thalmann Financial Services Inc. and Michael Philipps*	S	10.3	—

14	Ladenburg Thalmann Financial Services Inc. Code of Business Conduct and Ethics	–	–	Filed Herewith

21	List of Subsidiaries	–	–	Filed Herewith

23.1	Consent of Eisner LLP	–	–	Filed Herewith

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	Filed Herewith

31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	Filed Herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	Filed Herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	Filed Herewith

A.	Quarterly report on Form 10-QSB filed on August 16, 1999.

B.	Registration statement on Form SB-2 (File No. 333-31001).

C.	Annual report on Form 10-K for the year ended August 24, 1999.

D.	Current report on Form 8-K/A, dated February 8, 2001 and filed with the SEC on September 10, 2001.

E.	Quarterly report on Form 10-Q for the quarter ended March 31, 2002.

F.	Quarterly report on Form 10-Q for the quarter ended September 30, 2002.

G.	Definitive proxy statement relating to a special meeting of shareholders held on August 23, 1999.

H.	Annual report on Form 10-K for the year ended September 30, 2000.

I.	Definitive proxy statement relating to our annual meeting of shareholders held on May 7, 2001, filed March 28, 2001, as supplemented on April 2, 2001 and April 26, 2001.

J.	Current report on Form 8-K, dated February 8, 2001 and filed with the SEC on February 21, 2001.

K.	Second supplement to our definitive proxy statement dated April 26, 2001.

L.	Current report on Form 8-K/A, dated February 8, 2001 and filed with the SEC on May 1, 2001.

M.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

N.	Registration statement on Form S-3 (File No. 333-81964).

O.	Annual report on Form 10-K for the year ended December 31, 2002.

P.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

Q.	Annual report on Form 10-K for the year ended December 31, 2003.

R.	Current report on Form 8-K, dated March 4, 2005 and filed with the SEC on March 10, 2005.

S.	Current report on Form 8-K, dated March 25, 2005 and filed with the SEC on March 31, 2005.

*	Management Compensation Contract

(b)   Reports on Form 8-K.

        None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)

Dated: March 31, 2005
	By:	/s/ Charles I. Johnston
Name: Charles I. Johnston Title: President and Chief Executive Officer

POWER OF ATTORNEY

     The undersigned directors and officers of Ladenburg Thalmann Financial Services Inc. hereby constitute and appoint Howard M. Lorber, Charles I. Johnston and Salvatore Giardina, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

Signatures	Title

/s/ Charles I. Johnston Charles I. Johnston	President and Chief Executive Officer (Principal Executive Officer)
/s/ Salvatore Giardina Salvatore Giardina	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Henry C. Beinstein Henry C. Beinstein	Director
/s/ Robert J. Eide Robert J. Eide	Director

Signatures	Title
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director
/s/ Brian S. Genson Brian S. Genson	Director
/s/ Richard J. Lampen Richard J. Lampen	Director
/s/ Howard M. Lorber Howard M. Lorber	Director
/s/ Vincent A. Mangone Vincent A. Mangone	Director
/s/ Benjamin D. Pelton Benjamin D. Pelton	Director
/s/ Jeffrey S. Podell Jeffrey S. Podell	Director
Steven A. Rosen	Director
/s/ Richard J. Rosenstock Richard J. Rosenstock	Director
/s/ Mark Zeitchick Mark Zeitchick	Director

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
ITEMS 8 and 15(a) (1) AND (2)

INDEX TO FINANCIAL STATEMENTS

     Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 16(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity (capital deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
February 17, 2005, except for the seventh paragraph of Note 8, under Litigation and Regulatory Matters and Notes 12 and 13, as to which the dates are March 23, 11 and 25, respectively

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Share Amounts)

	December 31,
	2004	2004	2003
	Pro Forma
	(Unaudited)
	(See Note 12)
ASSETS

Cash and cash equivalents	$8,172	$1,720	$3,412
Trading securities owned	153	153	1,013
Due from affiliates	121	121	447
Receivables from clearing brokers	10,348	10,348	21,245
Assets of discontinued operations	—	—	6,839
Exchange memberships owned, at historical cost	1,501	1,501	1,505
Furniture, equipment and leasehold improvements, net	2,866	2,866	4,828
Restricted assets	1,060	1,060	1,063
Other assets	3,862	3,862	4,292

Total assets	$28,083	$21,631	$44,644

LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)

Securities sold, but not yet purchased	$28	$28	$4,070
Accrued compensation	2,009	2,009	2,198
Accounts payable and accrued liabilities	6,366	6,366	8,510
Liabilities of discontinued operations	—	—	4,041
Deferred rent credit	4,096	4,096	5,817
Accrued interest	119	2,750	1,999
Accrued interest to former parent	696	2,542	1,545
Due to affiliate	33	33	—
Notes payable	6,333	9,833	7,000
Senior convertible notes payable	—	18,010	20,000
Subordinated note payable	—	—	2,500

Total liabilities	19,680	45,667	57,680

Commitments and contingencies	—	—	—

Limited partners’ interest in discontinued operations	—	—	3,136

Shareholders’ equity (capital deficit):
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; shares issued and outstanding, 120,086,136 (pro forma), 46,683,270 and 43,627,130	12	5	4
Additional paid-in capital	110,241	58,674	56,685
Accumulated deficit	(101,850)	(82,715)	(72,861)

Total shareholders’ equity (capital deficit)	8,403	(24,036)	(16,172)

Total liabilities and shareholders’ equity (capital deficit)	$28,083	$21,631	$44,644

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	For the year ended December 31,
	2004	2003	2002
Revenues:

Commissions	$27,422	$42,376	$49,796
Principal transactions, net	2,798	4,966	11,046
Investment banking fees	1,653	2,804	9,141
Investment advisory fees	193	69	183
Interest and dividends	1,495	1,752	2,285
Syndications and underwritings	496	251	258
Other income	4,384	5,202	4,092

Total revenues	38,441	57,420	76,801

Expenses:

Compensation and benefits	27,697	38,781	54,879
Brokerage, communication and clearance fees	3,197	5,184	14,636
Rent and occupancy, net of sublease revenue	3,700	3,855	8,635
Professional services	3,393	3,927	4,982
Interest	2,189	2,225	2,043
Depreciation and amortization	1,037	1,187	1,995
Impairment of goodwill	—	—	18,762
Write-off of furniture, fixtures and leasehold improvements, net	546	779	1,394
Other	6,595	6,680	14,342

Total expenses	48,354	62,618	121,668

Loss from continuing operations before income taxes (benefit)	(9,913)	(5,198)	(44,867)

Income taxes (benefit)	(127)	70	1,440

Loss from continuing operations	(9,786)	(5,268)	(46,307)

Loss from discontinued operations, net of limited partners’ interest and income taxes	(68)	(222)	(86)

Net loss	$(9,854)	$(5,490)	$(46,393)

Loss per Common Share (basic and diluted):
Continuing Operations	$(0.22)	$(0.12)	$(1.10)
Discontinued Operations	—	(0.01)	—

Net loss	$(0.22)	$(0.13)	$(1.10)

Number of shares used in computation (basic and diluted)	45,144,481	42,567,798	42,025,211

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(Dollars in thousands, except share amounts)

	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
Balance, December 31, 2001	$4	$56,168	$(20,978)	$35,194

Employee compensation	—	305	—	305

Net loss	—	—	(46,393)	(46,393)

Balance, December 31, 2002	4	56,473	(67,371)	(10,894)

Issuance of 1,601,919 shares of common stock under employee stock purchase plan	—	212	—	212

Net loss	—	—	(5,490)	(5,490)

Balance, December 31, 2003	4	56,685	(72,861)	(16,172)

Issuance of 2,000,000 shares of common stock in connection with settlement of arbitration claims	1	1,419	—	1,420

Issuance of 1,056,140 shares of common stock under employee stock purchase and stock option plans	—	570	—	570

Net loss	—	—	(9,854)	(9,854)

Balance, December 31, 2004	$5	$58,674	$(82,715)	$(24,036)

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(9,854)	$(5,490)	$(46,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,037	1,190	1,999
Write-off of furniture, fixtures and leasehold improvements, net	546	779	1,394
Amortization of (adjustment to) deferred rent credit	(992)	40	(600)
Deferred taxes	—	—	3,339
Impairment of goodwill	—	—	18,762
Accrued interest	2,069	2,136	—
Forgiveness of promissory note payable	(667)	(1,500)	—
Employee compensation	—	—	305
Limited partners’ interest in discontinued operations	522	152	(459)
Gain on debt cancellation	(1,310)	—	—
Gain on sale of discontinued operations	(105)	—	—
Other	337	—	—
(Increase) decrease in operating assets:
Trading securities owned	860	3,352	12,959
Receivables from clearing brokers	10,897	(9,867)	16,542
Assets of discontinued operations	—	(1,685)	3,544
Due from affiliates	326	(194)	176
Income taxes receivable	—	2,224	(1,725)
Other assets	428	(13)	4,500
Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(4,042)	2,852	(11,186)
Accrued compensation	(188)	(893)	(7,810)
Accounts payable and accrued liabilities	(726)	(2,804)	4,476
Liabilities of discontinued operations	—	3,374	(361)
Payable to former parent and affiliate	34	—	200

Net cash used in operating activities	(828)	(6,347)	(338)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(398)	(527)	(1,521)
Net proceeds from sale of equipment	29	93	—
Proceeds from sale of discontinued operations	401	—	—

Net cash provided by (used in) investing activities	32	(434)	(1,521)

Cash flows from financing activities:
(Increase) decrease in restricted assets	3	(9)	1,556
Issuance of common stock	571	212	—
Issuance of subordinated notes payable	4,000	—	2,500
Issuance of other notes payable	3,500	—	10,500
Repayment of subordinated notes payable	(6,500)	—	(2,500)
Repayment of other notes payable	—	—	(4,000)
Repayment of senior convertible notes payable	(1,000)	—	—
Distributions to limited partners of discontinued operations	(2,628)	(1,801)	(2,969)
Contributions from limited partners of discontinued operations	1,158	182	245

Net cash (used in) provided by financing activities	(896)	(1,416)	5,332

Net (decrease) increase in cash and cash equivalents	(1,692)	(8,197)	3,473
Cash and cash equivalents, beginning of year	3,412	11,609	8,136

Cash and cash equivalents, end of year	$1,720	$3,412	$11,609

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in thousands)

	For the year ended December 31,
	2004	2003	2002
Supplemental cash flow information:
Interest paid	$74	$1,018	$246
Taxes paid	$29	206	337

Non-cash accounting transactions:
Settlement of liability with shares of common stock (Note 8)	$1,420	$—	$—

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

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

Ladenburg is a registered broker-dealer in securities that clears its customers’ transactions through correspondent clearing brokers on a fully disclosed basis. Ladenburg Capital, until it voluntarily filed to withdraw its license in November 2002, which withdrawal became effective in January 2004, also operated as a broker-dealer in securities. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. The Company’s other subsidiaries primarily provide asset management services.

LCFM is the sole general partner of the Ladenburg Focus Fund, L.P. (“Focus Fund”), an open-ended private investment fund that invests its capital in publicly traded equity securities and options strategies. Through December 31, 2002, the Company accounted for its investment in the limited partnership using the equity method. Commencing in 2003, due to the controlling voting interest of LCFM, the accounts of the limited partnership were consolidated with the Company’s accounts. In addition, the 2002 financial statements were adjusted to reflect the consolidation of the limited partnership. This adjustment had no effect on the capital deficit at December 31, 2002, or the net loss for the year then ended.

LCFM was sold as of December 31, 2004 to an entity owned by three of the Company’s directors. The Company received $5 in exchange for all of the outstanding common stock of LCFM. This resulted in a gain of $5 which is reflected in discontinued operations for 2004. Accordingly, the accounts of the limited partnership are no longer consolidated with the Company’s accounts, effective December 31, 2004 and the results of operations of the limited partnership for the three-year period then ended has been reclassified and presented as earnings (loss) from discontinued operations in the accompanying statements of operations. As of December 31, 2003, the assets and liabilities of the limited partnership, which consist principally of a receivable from clearing broker of $6,469 and securities sold, but not yet purchased of $3,215, respectively, are shown as assets and liabilities of discontinued operations in the accompanying 2003 statement of financial condition. In addition, the limited partners’ equity in LCFM is shown as limited partners’ interest in discontinued operations. In addition, in March 2004, the Company sold one of its registered investment advisor subsidiaries, Financial Partners Capital Management, Inc. (“FPCM”), to one of its employees. FPCM provided investment advisory and financial planning services. The Company received $396 in exchange for all of the outstanding common stock of FPCM and recorded a gain of $100. FPCM’s results of operations together with the gain on sale and its assets and liabilities as of December 31, 2003 are reflected as discontinued operations. Revenues attributable to discontinued operations amounted to $1,425, $2,291 and $1,892 in 2004, 2003 and 2002, respectively.

Organization

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by,

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

among others, the Securities and Exchange Commission (“SEC”), the NYSE, National Association of Securities Dealers, Inc. (“NASD”), Commodities Futures Trading Commission and National Futures Association. See Note 5.

Ladenburg Capital previously operated as a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acted as an introducing broker, market maker, underwriter and trader for its own account. In July 2002, the market making activities of Ladenburg Capital were terminated. Certain employees working in Ladenburg Capital’s market making area were offered employment with Ladenburg. In November 2002, Ladenburg Capital terminated its remaining broker-dealer operations. Ladenburg Capital voluntarily filed to withdraw as a broker-dealer at that time, which withdrawal became effective in January 2004. In conjunction with providing employment to certain former Ladenburg Capital brokers, Ladenburg agreed to and is currently servicing these brokers’ customer accounts.

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

Ladenburg and its subsidiaries file a consolidated federal income tax return and certain combined state and local income tax returns. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2004 and December 31, 2003, the valuation allowance was $22,841 and $20,638, respectively.

Depreciation of furniture and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lease term.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, effective January 1, 2002, goodwill was subjected to periodic assessments of impairment and no longer being amortized. In 2002 the Company recorded an impairment charge of $18,762 of goodwill. (See Note 3.)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement in 2002 did not result in a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company early adopted SFAS No. 146 during the fourth quarter of 2002 and applied its provisions to leased premises which were vacated during such period. Under SFAS No. 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the “cease-use date”). The fair value of the liability at the “cease-use date” shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. (See Note 8.)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148.

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS No. 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the employee incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on the Company’s net loss for the years ended December 31, 2004, 2003 and 2002 had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

	2004	2003	2002
Net loss, as reported	$(9,854)	$(5,490)	$(46,393)

Stock-based employee compensation determined under the fair value based method	(1,269)	(1,517)	(3,554)

Pro forma net loss	$(11,123)	$(7,007)	$(49,947)

Net loss per Common Share (basic and diluted), as reported	$(0.22)	$(0.13)	$(1.10)

Pro forma net loss per Common Share (basic and diluted)	$(0.25)	$(0.16)	$(1.19)

     The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 of $0.77, $0.40 and $0.71, respectively, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk free interest rate	4.27%	4.27%	4.45%
Volatility	106.93%	102.48%	135.00%
Dividend yield	0	0	0
Expected lives	10 years	10 years	10 years

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, as an operating expense, based on their fair values. Proforma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R will be effective for the Company beginning July 1, 2005. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on the company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

3.	Impairment of Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. This statement also requires that intangible assets with indefinite lives be tested for impairment as of the date of adoption. Additionally, SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level as of the date of adoption and that any goodwill impairment loss recognized as a result of initial application be reported as the effect of a change in accounting principle.

Prior to January 1, 2002, goodwill and other intangible assets were tested for impairment based on the recoverability of carrying value using undiscounted future cash flows. The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value.

Goodwill of $19,385 was a result of the acquisition on May 7, 2001 by LTS, in exchange for shares of its common stock and other consideration, of all of the outstanding common stock of Ladenburg. The acquisition

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

has been accounted for as if Ladenburg acquired LTS as Ladenburg’s stockholders held a majority of the LTS common stock following the closing of the transaction.

Prior to performing the review for impairment, SFAS No. 142 required that all goodwill deemed to be related to the entity as a whole be assigned to its reporting units, which differed from the previous accounting rules where goodwill was assigned only to the business of the acquired entity. As a result, $5,546 of the $19,385 of goodwill generated in the acquisition was reallocated from Ladenburg Capital to Ladenburg.

For initial application of SFAS No. 142, in connection with the reporting of the results for the first quarter of 2002, an independent appraisal firm was engaged to value the Company’s goodwill as of January 1, 2002. The appraiser valued the businesses using a weighted average of each unit’s projected discounted cash flow, with a weighted average cost of capital of 17.40%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management’s projections of operating results at January 1, 2002. Based on this valuation, no goodwill impairment was indicated, since the fair value of the reporting units was determined to be greater than its carrying value.

Based on the overall market declines in the U.S. equity markets and the conditions prevailing in the broker-dealer industry during 2002, the Company completed an additional impairment review and recorded a $18,762 charge for the impairment of goodwill. The charge reflects overall market decline since the Ladenburg acquisition in May 2001. During this review, the same independent appraisal firm was engaged to value the Company’s goodwill as of June 30, 2002. The appraiser valued the Company’s businesses using a weighted average of each unit’s projected discounted cash flow, with a weighted average cost of capital of 18.50%, and a fair market approach (using market comparables for ten companies). The appraiser weighted the discounted cash flow for each unit at 70% and the fair market approach at 30%. The discounted cash flow was based on management’s revised projections of operating results at June 30, 2002. Based on this valuation, an impairment charge of $18,762 of goodwill was indicated and recorded.

4.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased as of December 31, 2004 and 2003 are as follows:

		Securities
	Securities	Sold, But Not
	Owned	Yet Purchased
December 31, 2004
Common stock	$71	$23
Municipal obligations	53	—
Corporate bonds	29	5

	$153	$28

December 31, 2003
Common stock	$760	$4,065
Municipal obligations	56	—
Equity and index options	59	—
Corporate bonds	138	5

	$1,013	$4,070

As of December 31, 2004 and 2003 approximately $138 and $960, respectively, of the securities owned are deposited with the Company’s clearing broker and pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. Effective June 13, 2003, Ladenburg’s management decided to eliminate its market making activities. As a result, Ladenburg’s minimum net capital requirement decreased from $1,000 to $250. At December 31, 2004, Ladenburg had net capital, as defined, of $1,455, which exceeded its minimum capital requirement of $250 by $1,205. In January 2005, LTS made a capital contribution to Ladenburg in the amount of $2,000. Also in January 2005, Ladenburg collected an aggregate of $1,177 of receivables from Ladenburg Capital and LTS. These transactions resulted in an increase to Ladenburg’s regulatory net capital of $3,177.

Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

6.	Financial Instruments

The financial instruments of the Company and it subsidiaries are reported in the consolidated statements of financial condition at market or fair value or at carrying amounts that approximate fair values because of the relatively short-term nature of the instruments or, with respect to notes payable other than subordinated notes payable, because of their variable interest rates which periodically adjust to reflect changes in overall market interest rates. With respect to the $18,010 of fixed rate subordinated notes payable, the Company’s management believes that the stated interest rates in the notes would not be substantially different than what the Company could have obtained as of December 31, 2004 and 2003, based on the Company’s financial position.

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

As of December 31, 2004, Ladenburg was not contractually obligated for any equity index or financial futures contracts.

For the years ended December 31, 2004, 2003 and 2002, the net gain arising from options and futures contracts without regard to the benefit derived from market risk reduction was $7, $50 and $60, respectively. The measurement of market risk is meaningful only when all related and offsetting transactions are taken into consideration.

Ladenburg sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the financial statements at December 31, 2004 and 2003 at market values of the related securities and the Company will incur a loss if the market value of the securities increases subsequent to December 31, 2004.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

7.	Furniture, Equipment and Leasehold Improvements

Components of furniture, equipment and leasehold improvements included in the consolidated statements of financial condition were as follows:

	As of December 31,
	2004	2003
Cost
Leasehold improvements	$2,899	$4,984
Computer equipment	3,422	3,336
Furniture and fixtures	1,197	1,235
Other	2,713	2,682

	10,231	12,237

Less, accumulated depreciation and amortization	(7,365)	(7,409)

	$2,866	$4,828

See Note 8 — Operating Leases.

8.	Commitments and Contingencies

Operating leases

The Company is obligated under several noncancelable lease agreements for office space, expiring in various years through June 2015. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is subleasing a portion of its office space. The subleases expire at various dates through June 2015.

As of December 31, 2004, the leases and subleases, exclusive of the lease relating to premises vacated by Ladenburg Capital due to the events of September 11, 2001 referred to below, provide for minimum lease payments and sublease rentals, net of lease abatement and exclusive of escalation charges, as follows:

Year Ending	Lease	Sublease
December 31,	Commitments	Rentals	Net
2005	$4,983	$3,440	$1,543
2006	4,856	3,368	1,488
2007	5,080	3,148	1,932
2008	5,554	3,222	2,332
2009	5,305	3,222	2,083
Thereafter	30,626	9,015	21,611

Total	$56,404	$25,415	$30,989

     In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The deferred rent credit shown in the consolidated statement of financial condition primarily represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis.

As of December 31, 2004, Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments at December 31, 2004, aggregating approximately $3,691, payable $703 per year from 2005 through 2009 and $176 thereafter. In addition, minimum payments for the period from September 11, 2001 through December 31, 2004 which were not paid by Ladenburg Capital amounted to $2,121. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit is pending in bankruptcy court due to the landlord’s bankruptcy filing. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at December 31, 2004 and 2003. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written-off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,592, net of the unamortized deferred rent credit of $813, resulted in a net charge to operations of $779. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property exceeded related rental commitments under the lease, amounting to $15,421 as of December 31, 2003, no liability for costs associated with vacating the space was provided. In September 2004, Ladenburg subleased this floor for the remaining term of its lease. The fair value of the Company’s obligation with respect to the lease was approximately $1,500 at inception of the sublease and approximated the balance of the Company’s deferred rent liability relating to such space. Accordingly, no charge to operations was required in connection with the sublease.

In the third quarter of 2004, Ladenburg ceased using a portion of another floor of its New York City office. Accordingly, the related leasehold improvements were written off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,275, net of the write-off of the unamortized deferred rent credit of $729, resulted in a net charge to operations of $546. In November 2004, Ladenburg subleased the space through June 30, 2010, for a sub-rental equal to its lease commitment with the landlord, through the sublease period.

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

At December 31, 2004 and 2003, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by Ladenburg’s marketable securities, in the amount of $1,060 and $1,063, respectively, (shown

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

as restricted assets on the consolidated statement of financial condition) as collateral for the lease of the Company’s Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006.

Litigation and Regulatory Matters

On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. Ladenburg Capital and Ladenburg are insured for loss caused by physical damage to property, including repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable (included in other assets) amounting to $2,118 at both December 31, 2004 and 2003. In October 2003, a Proof of Loss was filed with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800 and in July 2004, the Company filed a lawsuit against the insurance carrier for failure to pay for damages Ladenburg and Ladenburg Capital incurred. There are no assurances, however, that the Company will recover the full amount of insurance available to Ladenburg and Ladenburg Capital as a result of this claim.

The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of December 31, 2004, the Company’s subsidiaries are defendants in several various pending arbitrations claiming substantial amounts of damages, including one which is seeking compensatory damages of $6,000.

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

In March 2004, Ladenburg was served with an amended complaint in a lawsuit filed by Exotics.com, Inc. in the Superior Court of the State of California for the County of Los Angeles adding Ladenburg and a number of other parties as defendants. The amended complaint which seeks unspecified damages, alleges that defendants other than Ladenburg converted the plaintiff company’s licensing rights and other intellectual property, and that Ladenburg was involved in a conspiracy to manipulate the company’s stock, apparently through purportedly improper short sales. The claims are for conversion, breach of fiduciary duty, fraud, violations of California state securities law and other related claims. Ladenburg’s motion to dismiss certain claims was granted and the plaintiff was given leave to file an amended complaint. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. Ladenburg’s motion to dismiss this action is currently pending. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In November 2004, Ladenburg and Ladenburg Capital were served with an amended complaint in a lawsuit filed by Alan Sporn and Trident Systems, Inc. in the United States District Court for the Central District of California adding Ladenburg, Ladenburg Capital and a number of other firms as defendants. The amended complaint alleges that Ladenburg and Ladenburg Capital, as well as all other market makers in the plaintiff company’s stock, the Depository Trust Company and the National Securities Clearing Corporation, violated section 17(a)(1) of the Securities Act of 1933, various California statutes, and committed common law fraud and negligence, purportedly by engaging in improper short sales of the issuer’s stock. The plaintiffs are seeking damages aggregating $152,000. Ladenburg’s motion to dismiss the claim was granted, and the plaintiff has filed a new amended complaint. Ladenburg and Ladenburg Capital intend to move to dismiss the new amended complaint. Management believes the claims are without merit and intends to vigorously defend against them.

In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg and the NASD have resolved this matter. On March 23, 2005, without admitting or denying the NASD’s allegations or findings, Ladenburg consented to entry of an Acceptance, Waiver and Consent in which the NASD found that Ladenburg violated NASD Conduct Rule 2440, NASD Interpretive Memorandum 2440(c)(5), and NASD Conduct Rules 2110 (by virtue of violating Sections 17(a)(2) and (3) of the Securities Act of 1933), 3010 and 2110. In connection with the settlement, Ladenburg has agreed to reimburse customers approximately $1.2 million, plus interest. Ladenburg will also be censured and pay a fine in the amount of $275. In addition, Ladenburg will retain an independent consultant to make recommendations concerning the adequacy of Ladenburg’s current policies and procedures concerning the above mentioned NASD rules. A liability of $1,555 related to the settlement has been provided at December 31, 2004 with a corresponding charge to operations for the year then ended.

In July 2004, the Company entered into settlement agreements with several individuals who had brought arbitration claims against Ladenburg and Ladenburg Capital, arising out of customer complaints relating to their activities as broker-dealers. Ladenburg Capital paid to the plaintiffs a total of $1,500 in cash upon execution of the agreements and agreed to pay them a total of $400 in cash due in four equal annual installments of $100 on each of July 15, 2005, 2006, 2007 and 2008. Additionally, the Company issued to the plaintiffs a total of 2,000,000 shares of its common stock valued at $1,420 ($0.71 per share). These agreements include the settlement of a previously disclosed October 2003 arbitration award for $1,100 for which a loss had been provided during 2003 and which the Company was seeking to have vacated. This settlement resulted in a $2,220 charge to operations in 2004.

With respect to certain arbitration, litigation and regulatory matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability for potential arbitration and lawsuit losses of approximately $3,826 at December 31, 2004 including the settlement discussed above and $4,999 at December 31, 2003 (included in accounts payable and accrued liabilities). During the fiscal years ended December 31, 2004, 2003 and 2002, respectively, various settlements, including the settlements described above, resulted in a charge to operations of $2,987, $1,591 and $3,110 (included in other expenses), net of certain favorable settlements. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

9.	Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company’s is on a fiscal tax year ending September 30th.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Income taxes (benefit) consists of the following:

		State and
	Federal	Local	Total
2004:
Current	$—	$(127)	$(127)
Deferred	—	—	—

	$—	$(127)	$(127)

2003:
Current	$—	$70	$70
Deferred	—	—	—

	$—	$70	$70

2002:
Current	$(2,187)	$288	$(1,899)
Deferred	3,339	—	3,339

	$1,152	$288	$1,440

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pretax loss from continuing operations as a result of the following differences:

	2004	2003	2002
Loss from continuing operations before income taxes (benefit)	$(9,913)	$(5,198)	$(44,867)

Benefit under statutory U.S. tax rates	(3,370)	(1,767)	(15,255)
Increase in taxes resulting from:
Nontaxable items	70	73	—
Write-off of goodwill	—	—	6,379
State taxes, net of Federal benefit	(84)	46	164
Other, net	(80)	—	—
Unrecognized net operating losses	3,337	1,718	6,813
Increase in valuation reserve, net	—	—	3,339

Income tax provision	$(127)	$70	$1,440

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred tax amounts are comprised of the following at December 31:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$20,194	$16,149
Accrued expenses	2,122	3,987
Compensation and benefits	30	49
Depreciation and amortization	336	217
Unrealized losses	159	196

	22,841	20,598
Valuation allowance	(22,841)	(20,598)

Net deferred taxes	$—	$—

After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2004, 2003 and 2002, and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at December 31, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2004, the Company had net operating loss carryforwards of approximately $43,902, expiring in various years from 2015 through 2024. The Company’s ability to use such carryforwards to reduce future taxable income is subject to limitations attributable to equity transactions in March 2005 (see Note 12) that have resulted in a change of ownership as defined in Internal Revenue Code Section 382.

10.	Benefit Plans

Ladenburg has a 401(k) retirement plan (the “Plan”), which allows eligible employees to invest a percentage of their pretax compensation, limited to the statutory maximum ($13,000 for 2004, $12,000 for 2003 and $11,000 for 2002). The Plan also allows the Company to make matching and/or discretionary contributions. Ladenburg did not make made matching contributions for 2004, 2003 or 2002.

11.	Off-Balance-Sheet Risk and Concentrations of Credit Risk

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

The clearing operations for the Company’s securities transactions are provided by primarily one clearing broker. At December 31, 2004 and 2003, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

12.	Notes Payable

The components of notes payable are as follows:

	December 31,
	2004	2003
Senior convertible notes payable	$18,010	$20,000
Notes payable (forgivable on terms described below) in connection with clearing agreement	1,333	2,000
Notes payable	8,500	5,000
Subordinated note payable	—	2,500

Total	$27,843	$29,500

Aggregate maturities of the $27,843 of notes payable at December 31, 2004 were as follows:

Year Ending
December 31,
2005	$18,677	(a)
2006	9,166	(a)

Total	$27,843

(a)	Includes $18,010 in 2005 and $3,500 in 2006 converted into or exchanged for common stock as described below.

Senior Convertible Notes Payable

In conjunction with the acquisition of Ladenburg in May 2001, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to New Valley Corporation (“New Valley”) and Berliner Effektengesellschaft AG (“Berliner”), the former Ladenburg stockholders, bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership (“Frost-Nevada”), which was subsequently assigned to Frost-Nevada Investments Trust (“Frost Trust”), of which Frost-Nevada is the sole and exclusive beneficiary, bears interest at 8.5% per annum. Dr. Phillip Frost, a director of the Company, is the sole stockholder of the general partner of Frost-Nevada. The notes held by the former Ladenburg stockholders were convertible into a total of 4,799,271 shares of common stock, and the note held by Frost Trust was convertible into a total of 6,497,475 shares of common stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS’s common stock was at least $8.00, the principal and all accrued interest on the notes would have been automatically converted into shares of common stock. The notes also provided that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the “Forbearance Interest Payments”). On March 3, 2003, the holders of the senior convertible promissory notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrued at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. The Company also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. In November 2004, in connection with the amended conversion agreement discussed below, the holders of the senior

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

convertible notes payable agreed to further extend the interest forbearance period on the notes to May 13, 2005 with respect to interest payments due through March 31, 2005.

As of December 31, 2004 and 2003, accrued interest payments as to which a forbearance was received from Frost Trust and New Valley, amounted to $4,429 and $3,414, respectively.

On March 29, 2004, the Company entered into an agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together, with accrued interest, into common stock of the Company. The debt conversion agreement was subject to approval by the Company’s shareholders and to other conditions including the absence of any material adverse change in the Company’s financial condition or results of operations. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was to be reduced from the current conversion price of $1.54 to $0.70 per share, and the conversion price of the notes held by New Valley was to be reduced from the current conversion price of $2.08 to $1.10 per share. Concurrently with the execution of the debt conversion agreement, the Company entered into an agreement with Berliner, to repurchase $1,990 aggregate principal amount of the Company’s outstanding senior convertible promissory notes, plus $320 of accrued interest thereon, for $1,000 in cash, which was paid in April 2004. As a result, the Company recorded a gain on debt cancellation of $1,310 (included in other income) during the second quarter of 2004.

The Company anticipated seeking shareholder approval of the debt conversion agreement at its 2004 annual meeting of stockholders originally planned for the second quarter of 2004. However, the annual meeting was delayed so that the Company could re-examine its capital needs to support its liquidity and capital base for the near term including, among other things, the evaluation of certain contingent matters described in Note 8. As a result of this examination, the Company amended the debt conversion agreement to further reduce the conversion prices from $0.70 to $0.40 for Frost Trust and from $1.10 to $0.50 for New Valley. In connection with the execution of the amended debt conversion agreement, New Valley and Frost-Nevada also agreed to forbear until May 13, 2005 payment of the interest due to them under their senior convertible promissory notes on the interest payment dates of the notes through March 31, 2005. In order to improve its financial position, the Company also planned to undertake a private financing whereby it would seek to sell up to $20,000 of common stock at $0.45 per share. As part of the debt conversion agreement, each of Frost Trust and New Valley agreed to commit to invest up to $5,000 in the financing if such financing were not fully subscribed for by other investors.

The debt conversion and private financing were subject to shareholder approval and to other conditions, including having a registration statement covering the resale of the shares to be issued to New Valley and Frost Trust declared effective by the SEC. However, Frost Trust has agreed that it will not sell, transfer or assign any shares it receives as a result of the foregoing transactions for a period of one year from the date of the agreement except to its affiliated entities.

The conversion agreement was approved by its shareholders at the Company’s annual shareholder meeting held on January 12, 2005 and by the ASE and NASD in February 2005. The registration statement covering resale of these shares was effective on February 7, 2005. The closing, which took place on March 11, 2005 and which was effective on February 22, 2005, resulted in the following transactions:

•	The $10,000 senior convertible promissory note to Frost Trust and related accrued interest through February 22, 2005, of $2,761 was converted at $0.40 per share into 31,902,320 shares of the Company’s common stock.

•	The $8,010 senior convertible promissory note to New Valley and related accrued interest through February 22, 2005 of $1,928 was converted at $0.50 per share into 19,876,358 shares of the Company’s common stock.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

•	Frost-Trust acquired 11,111,111 shares of the Company’s common stock at $0.45 per share in exchange for a cash payment of $1,445 and the cancellation of the Company’s $3,500 of notes payable and related accrued interest of $55 described below.

•	New Valley acquired 11,111,111 shares of the Company’s common stock at $0.45 per share in exchange for a cash payment of $1,445 and the cancellation of the Company’s $3,500 of notes payable and related accrued interest of $55 described below.

•	The Company recorded a pre-tax charge of approximately $19,400 reflecting the expense attributable to the reduction in the conversion price of the notes that were converted. The net effect on the Company’s balance sheet from both the conversion and the private financing, was an increase to shareholders’ equity of approximately $32,700.

•	The shares relating to the conversion and the private financing were issued on March 11, 2005.

•	As a result of the debt conversion and private financing, the beneficial ownership of Frost-Trust increased from 18.5% to 37.2%.

•	New Valley subsequently distributed the majority of the stock it received from the debt conversion and private financing to its shareholders. New Valley’s residual LTS shares equate to a beneficial ownership of approximately 9.3%.

The unaudited pro forma statement of financial condition at December 31, 2004 gives effect to the above transactions and the January 2005 loans referred to below, as if they had occurred on December 31, 2004. The $32,439 increase in shareholders’ equity at December 31, 2004 shown in the pro forma statement of financial condition reflects $261 of lower accrued interest at such date as compared with the effective date of the transaction.

Other Notes Payable

On August 31, 2001, the Company borrowed $1,000 from each of New Valley and Frost-Nevada, in order to supplement the liquidity of the Company’s broker-dealer operations. The loans, which bore interest at 1% above the prime rate, were repaid in January 2002. As consideration for the loans, the Company issued to each of New Valley and Frost-Nevada a five-year, immediately exercisable, warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On March 27, 2002, the Company borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where the Company receives at least $5,000 in total proceeds. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (defined below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

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

On October 31, 2002, Ladenburg repaid a $2,500 subordinated loan that was outstanding from the prior year.

In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven and in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven. The balance of the remaining loan, consisting of $1,333 of principal, is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of December 31, 2004 was $119. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

On September 22, 2004, the Company borrowed $500 from New Valley and $500 from Frost Trust (the “September 2004 Loans”). The loans, which incurred interest at 2% above the prime rate, were due on the earlier of January 15, 2006 or the tenth business day after the consummation of one or more debt or equity financings whereby the Company receives at least $10,000 in aggregate gross proceeds. The terms of the loans restricted the Company from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans are outstanding. In March 2005, these loans and related accrued interest were applied against the $10,000 private financing (described above).

As of December 31, 2003, Ladenburg had a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matured on November 1, 2004, under which outstanding borrowings incurred interest at LIBOR plus 2%. On November 1, 2004, the Company borrowed $1,250 from New Valley and $1,250 from Frost Trust (the “November 2004 Loans”), under the same terms as the September 2004 Loans. The proceeds of the loans were used to repay the $2,500 subordinated note payable to an affiliate of Ladenburg’s primary clearing broker. In March 2005, these loans and related accrued interest were applied against the $10,000 private financing (see above).

In December 2004, Ladenburg received a $2,000 temporary subordinated loan from each of Dr. Phillip Frost and New Valley to provide additional regulatory capital required for an underwriting participation. Upon completion of the underwriting during the same month, the $4,000 was repaid with interest at the rate of prime plus 2%. Interest amounted to $2.

On January 19, 2005, the Company borrowed $1,750 from New Valley and $1,750 from Frost Trust (the “January 2005 Loans”). The loans, which incurred interest at 2% above the prime rate, were due on the earlier of January 15, 2006 or the tenth business day after the consummation of one or more debt or equity financings whereby the Company receives at least $10,000 in aggregate gross proceeds. The terms of the loans restricted the Company from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans are outstanding. In March 2005, these loans and related accrued interest were applied against the $10,000 private financing (see above).

13.	Shareholders’ Equity

Authorized Shares

At the Company’s annual meeting held on November 6, 2002, the shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

Weighted Average Shares Outstanding

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Basic and diluted loss per common share is based on the weighted average number of common shares outstanding during the year. During 2004, 2003 and 2002, respectively, options and warrants to purchase 9,137,431, 5,653,030 and 4,856,813 common shares, and during each of these years, 11,296,747 common shares issuable upon the conversion of notes payable, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. In March 2005, the Company issued 51,778,678 common shares in connection with the conversion of notes and sold an additional 22,222,222 common shares in exchange for cash and the cancellation of notes (see Note 12).

Stock Option Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (the “Plan”) which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. In 2002, shareholders approved an amendment to the Plan at the Company’s annual meeting to increase the number of shares of common stock available for issuance under the Plan from 5,500,000 shares to 10,000,000 shares and to increase the limit on grants to any individual from 300,000 shares to 1,000,000 shares per calendar year.

A summary of the status of the Plan at December 31, 2004, and changes during the years ended December 31, 2004, 2003 and 2002 are presented below:

		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2001	2,907,104	$3.16

Granted	2,367,485	.73
Forfeited	(617,776)	1.96

Options outstanding, December 31, 2002	4,656,813	2.08

Granted	1,218,550	.44
Forfeited	(422,333)	1.51

Options outstanding, December 31, 2003	5,453,030	1.76

Granted	6,099,500	.83
Exercised	(137,298)	.66
Forfeited	(2,277,801)	1.95
Expired	(200,000)	4.47

Options outstanding, December 31, 2004	8,937,431	1.03

Options exercisable, December 31, 2004	2,276,737	1.76

The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted-Average
	Number Outstanding	Remaining	Weighted-Average	Number Exercisable	Weighted-Average
Exercise	at December 31,	Contractual Life	Exercise	at December 31,	Exercise
Price	2004	(Years)	Price	2004	Price
$4.06	300,000	4.65	$4.06	300,000	$4.06

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

		Options Outstanding		Options Exercisable
		Weighted-Average
	Number Outstanding	Remaining	Weighted-Average	Number Exercisable	Weighted-Average
Exercise	at December 31,	Contractual Life	Exercise	at December 31,	Exercise
Price	2004	(Years)	Price	2004	Price
3.05	200,000	6.35	3.05	200,000	3.05
3.00	295,500	4.94	3.00	295,500	3.00
2.52	110,000	6.10	2.52	110,000	2.52
2.13	75,000	6.00	2.13	75,000	2.13
1.01	2,331,300	9.49	1.01	—	—
.88	920,000	7.03	.88	613,333	.88
.75	2,500,000	9.19	.75	—	—
.60	333,081	7.22	.60	222,054	.60
.48	850,000	9.69	.48	—	—
.45	842,550	8.96	.45	280,850	.45
.30	80,000	8.72	.30	80,000	.30
.22	100,000	7.88	.22	100,000	.22

	8,937,431	8.56	1.03	2,276,737	1.76

On March 7, 2005, the Company entered into an employment agreement with a newly employed chief executive officer and in connection therewith granted him options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.465 per share. Ten percent of the options vested immediately upon grant and the remainder of the options will vest in four equal annual installments commencing on the first anniversary of the grant date. The company also agreed to sell the officer 2,222,222 shares of its common stock for approximately $1,000, or $0.45 per share.

On March 25, 2005, Ladenburg entered into an employment agreement with a newly employed director of institutional sales and in connection therewith granted him options to purchase 1,500,000 shares of the Company’s common stock at an exercise price $0.64 per share. In addition, he committed to purchase an additional 2,500,000 shares (“Commission Shares”) of the Company’s common stock at $0.64 per share solely through the use of compensation to be earned by him. In addition, we have also granted him an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.64 per share. The option, which expires on March 28, 2015, will vest as to 250,000 shares on each of the first four anniversaries of the date of grant. An additional 125,000 shares will vest on the third anniversary of the date of grant and an additional 375,000 shares will vest on the fourth anniversary of the date of grant provided that the Commission Shares have been purchased

In March 2005, in connection with the resignation of the current chief executive officer, 2,400,000 unvested stock options previously granted to him expired.

In March 2005, the Company granted to the nine non-employee directors of the Company options to purchase a total of 180,000 shares of common stock at $0.48 per share, the fair market value on the date of grant. These options vest in one year from the date of grant and expire ten years from the date of grant.

Employee Stock Purchase Plan

In November 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the “Plan”), under which a total of 5,000,000 shares of common stock are available for issuance. Under the Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock at a discount of up to 15% below the market price of the Company’s common stock, on the beginning or end of such option period, whichever is lower. Option periods have been initially set at three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During 2004, 918,842 shares of the Company’s common stock were issued to employees under this Plan, at prices ranging from $0.43 to $0.73 per share, and during 2003, 1,601,919

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

shares were issued at prices ranging from $0.04 to $0.30, resulting in a capital contribution of $479 and $212, for 2004 and 2003, respectively.

14.	Related Party Transactions

See Note 1 with respect to sale of subsidiary to related parties.

See Note 12 with respect to loans from related parties.

Howard Lorber, the Company’s chairman of the board, is chairman of the board of directors of Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for the Company. These commissions amounted to approximately $114, $48 and $106 in 2004, 2003 and 2002, respectively.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
	1st	2nd		3rd		4th
2004:
Revenues	$14,403	$9,772		$6,161		$8,105
Expenses	16,606	12,284		10,781		8,683

Loss from continuing operations before income taxes	(2,203)	(2,512)		(4,620	)(d)	(578)

Net loss	$(2,159)	$(2,506)		$(4,646	)(d)	$(543)

Basic and diluted:
Loss per Common Share(c)	$(0.05)	$(0.06)		$(0.10	)(d)	$(0.01)

Basic and diluted weighted average
Common Shares	43,631,642	44,144,139		46,232,704		46,542,124

2003:
Revenues	$11,396	$18,576		$14,634		$12,814
Expenses	14,347	19,262		17,084		11,925

(Loss) income from continuing operations before income taxes	(2,951)	(686	)(a)	(2,450)		889	(b)

Net (loss) income	$(3,069)	$(762	)(a)	$(2,521)		$862	(b)

Basic and diluted:
Loss per Common Share(c)	$(0.07)	$(0.02	)(a)	$(0.06)		$0.02	(b)

Weighted Average Common Shares
Basic	42,025,211	42,034,378		42,864,506		43,329,505
Diluted	42,025,211	42,034,378		42,864,506		43,414,089

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

(a)	Includes $779 charge ($0.02 per common share) for write-off of leasehold improvements (see Note 8 — Operating Leases.)

(b)	Includes $1,175 ($0.03 per common share) of income relating to adjustment of a liability in connection with settlement of litigation (see Note 8 — Operating Leases), and $1,500 ($0.03 per common share) of income on forgiveness of note payable (see Note 12).

(c)	The sum of the quarterly loss per share may not equal the loss per share for the year, because the per share data for each quarter and for the year are independently computed.

(d)	Includes $546 charge ($0.01 per common share) for write-off of leasehold improvements (see Note 8 — Operating Leases.)