Form 10-Q
period 2005-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2005-05-16
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

     As of May 12, 2005, there were outstanding 119,537,504 shares of the registrant’s Common Stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$6,969	$1,720
Trading securities owned	142	153
Due from affiliates	—	121
Receivables from clearing brokers	10,725	10,348
Exchange memberships owned, at historical cost	1,501	1,501
Furniture, equipment and leasehold improvements, net	2,754	2,866
Restricted assets	1,065	1,060
Other assets	3,542	3,862

Total assets	$26,698	$21,631

LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)

Securities sold, but not yet purchased	$4	$28
Accrued compensation	1,317	2,009
Accounts payable and accrued liabilities	7,349	6,366
Deferred rent credit	4,097	4,096
Accrued interest	137	2,750
Accrued interest to former parent	776	2,542
Due to affiliate	—	33
Notes payable	6,333	9,833
Senior convertible notes payable	—	18,010

Total liabilities	20,013	45,667

Commitments and contingencies	—	—

Shareholders’ equity (capital deficit):
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; shares issued and outstanding, 124,158,005 and 46,683,270	12	5
Additional paid-in capital	112,424	58,674
Accumulated deficit	(105,751)	(82,715)

Total shareholders’ equity (capital deficit)	6,685	(24,036)

Total liabilities and shareholders’ equity (capital deficit)	$26,698	$21,631

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:

Commissions	$3,869	$11,103
Principal transactions, net	581	1,186
Investment banking fees	1,296	229
Investment advisory fees	117	37
Interest and dividends	379	443
Syndications and underwritings	118	62
Other income	322	924

Total revenues	6,682	13,984

Expenses:

Compensation and benefits	5,391	10,860
Non-cash compensation	223	—
Brokerage, communication and clearance fees	601	1,038
Rent and occupancy, net of sublease revenue	677	1,079
Professional services	1,118	1,383
Interest	439	544
Depreciation and amortization	215	237
Debt conversion expense	19,359	—
Other	1,683	1,046

Total expenses	29,706	16,187

Loss from continuing operations before income taxes (benefit)	(23,024)	(2,203)

Income taxes (benefit)	12	(103)

Loss from continuing operations	(23,036)	(2,100)

Loss from discontinued operations, net of limited partners’ interest and income taxes	—	(59)

Net loss	$(23,036)	$(2,159)

Loss per Common Share (basic and diluted):
Continuing operations	$(0.42)	$(0.05)
Discontinued operations	—	—

Net loss	$(0.42)	$(0.05)

Number of shares used in computation (basic and diluted)	55,343,460	43,631,642

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(Dollars in Thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2004	46,683,270	$5	$58,674	$(82,715)	$(24,036)

Issuance of shares of common stock under employee stock purchase plan	249,946	—	112	—	112

Proceeds from exercise of stock options	1,667	—	1	—	1

Issuance of shares of common stock pursuant to stock purchase rights	3,222,222	—	1,450	—	1,450

Compensation relating to stock purchase rights granted	—	—	223	—	223

Conversion of senior convertible debt	51,778,678	5	42,053	—	42,058

Issuance of shares of common stock pursuant to private equity offering, net	22,222,222	2	9,911	—	9,913

Net loss	—	—	—	(23,036)	(23,036)

Balance, March 31, 2005	124,158,005	$12	$112,424	$(105,751)	$6,685

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:

Net loss	$(23,036)	$(2,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	240
Adjustment to deferred rent credit	1	209
Accrued interest	420	502
Limited partners’ interest in discontinued operations	—	169
Debt conversion expense	19,359	—
Non-cash compensation expense	223	—

Decrease (increase) in operating assets:

Trading securities owned	11	(657)
Receivables from clearing brokers	(377)	5,911
Assets of discontinued operations	—	1,457
Due from affiliates	121	(31)
Other assets	320	276

Increase (decrease) in operating liabilities:

Securities sold, but not yet purchased	(24)	(4,025)
Accrued compensation	(692)	(315)
Accounts payable and accrued liabilities	983	99
Due to affiliates	(33)	—
Liabilities of discontinued operations	—	(2,277)

Net cash used in operating activities	(2,509)	(601)

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(103)	(164)
Proceeds from sale of equipment	—	19

Net cash used in investing activities	(103)	(145)

Cash flows from financing activities:

Increase in restricted assets	(5)	(1)
Issuance of common stock	1,563	195
Issuance of promissory notes	3,500	—
Private equity offering	2,803	—
Distributions to limited partners of discontinued operations	—	(308)
Contributions from limited partners of discontinued operations	—	1,020

Net cash provided by financing activities	7,861	906

Net decrease in cash and cash equivalents	5,249	160
Cash and cash equivalents, beginning of period	1,720	3,648

Cash and cash equivalents, end of period	$6,969	$3,808

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

1.	Principles of Reporting

The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”) and its subsidiaries, all of which are wholly-owned. The subsidiaries of LTS include, among others, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Capital Management Inc. (“Ladenburg Capital”) and Ladenburg Thalmann Europe, Ltd. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period financial information to conform to the current period presentation.

The interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statement presentation. The notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) provide additional disclosures and a further description of accounting policies.

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

One of the Company’s wholly-owned subsidiaries, Ladenburg Capital Fund Management Inc. (“LCFM”), was sold as of December 31, 2004 to an entity owned by three of the Company’s directors. LCFM is the general partner of a limited partnership investment fund. Accordingly, the accounts of LFM and its limited partnership are no longer consolidated with the Company’s accounts, effective December 31, 2004, and the results of operations of the limited partnership for the three months ended March 31, 2004 have been reclassified and presented as loss from discontinued operations in the accompanying statement of operations. In addition, the limited partners’ equity in the fund is shown as limited partners’ interest in discontinued operations. In addition, in March 2004, the Company sold one of its registered investment advisor subsidiaries, Financial Partners Capital Management, Inc. (“FPCM”), to one of its employees. FPCM provided investment advisory and financial planning services. FPCM’s results of operations are reflected as discontinued operations. Revenues attributable to discontinued operations amounted to $920 in the three months ended March 31, 2004.

Organization

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by,

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

among others, the SEC, the NYSE, National Association of Securities Dealers, Inc. (“NASD”), Commodities Futures Trading Commission and National Futures Association. (See Note 5.)

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

Securities owned and securities sold, but not yet purchased, which are traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the period. Futures contracts are also valued at their last reported sales prices. Securities owned, which have exercise or holding period restrictions, are valued at fair value as determined by the Company’s management. Unrealized gains and losses resulting from changes in valuation are reflected in net gain on principal transactions.

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

Ladenburg and its subsidiaries file a consolidated federal income tax return and certain combined state and local income tax returns. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2005 and December 31, 2004, the valuation allowance was approximately $24,371 and $22,841, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS No. 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the Company’s stock option plan (the “Plan”) had an exercise price equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on the Company’s net loss for the three-month periods ended March 31, 2005 and 2004, had the Company elected to recognize compensation expense for the Plan, consistent with the method prescribed by SFAS No. 123.

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(23,036)	$(2,159)

Stock-based employee compensation determined under the fair value based method	(524)	(451)

Pro forma net loss	$(23,560)	$(2,610)

Net loss per Common Share (basic and diluted), as reported	$(0.42)	$(0.05)

Pro forma net loss per Common Share (basic and diluted)	$(0.43)	$(0.06)

During the three months ended March 31, 2005, options to purchase 180,000 shares of common stock were granted under the Plan and 6,500,000 shares were granted outside of the Plan. The per share weighted average fair value of stock options granted during the first quarter of 2005 of $0.46 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

First Quarter 2005
Risk free interest rate	4.50%
Volatility	102.05%
Dividend yield	0
Expected lives	10 years

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. The effective date of SFAS No. 123R for the Company was July 1, 2005 but in April 2005 the SEC postponed the effective date to January 1, 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options unless options granted have an exercise price below the market value on the date of grant. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on the company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

3.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, as of March 31, 2005 and December 31, 2004 are as follows:

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
March 31, 2005
Common stock	$58	$—
Municipal obligations	81	—
Corporate bonds	3	4

	$142	$4

December 31, 2004
Common stock	$71	$23
Municipal obligations	53	—
Corporate bonds	29	5

	$153	$28

As of March 31, 2005 and December 31, 2004, approximately $138 of the securities owned are deposited with the Company’s clearing broker and, pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.

4.	Shareholders’ Equity

Employee Stock Purchase Plan

In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

common stock. Option periods have been initially set at three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three-month period ended March 31, 2005, 249,946 shares of the Company’s common stock were issued to employees under the Purchase Plan, at approximately $0.45 per share, resulting in a capital contribution of $112.

Stock Option Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (the “Plan”) which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. There are 10,000,000 shares of common stock authorized for issuance under the Plan and the limit on grants to any individual is 1,000,000 shares per calendar year. As of March 31, 2005, there were 9,861,035 shares of common stock available for issuance under the Plan, of which options to purchase 6,443,531 shares have been granted.

During the first quarter of 2005, one participant in the Plan exercised stock options to purchase a total of 1,667 shares of common stock $.60 per share, resulting in a capital contribution of $1.

In March 2005, in connection with the resignation of the Company’s then current chief executive officer, 900,000 unvested stock options previously granted to him under the Plan expired and the remaining 100,000 options, exercisable at $0.75, became fully-vested and expire on March 3, 2006.

Other Stock Options

On March 4, 2005, the Company entered into an employment agreement with a newly employed chief executive officer and in connection therewith granted him options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.465 per share. Ten percent of the options vested immediately upon grant and the remainder of the options will vest in four equal annual installments commencing on the first anniversary of the grant date. The Company also agreed to sell the officer 2,222,222 shares of its common stock for $1,000, or $0.45 per share, which it did on March 11, 2005. The Company recognized compensation expense of $33 with respect to this purchase as the purchase price was below the fair market value of the stock on the effective date of the agreement.

On March 25, 2005, Ladenburg entered into an employment agreement with a newly employed director of institutional sales and in connection therewith granted him options to purchase 1,500,000 shares of the Company’s common stock at an exercise price $0.64 per share. The option, which expires on March 28, 2015, will vest as to 250,000 shares on each of the first four anniversaries of the date of grant. An additional 125,000 shares will vest on the third anniversary of the date of grant and an additional 375,000 shares will vest on the fourth anniversary of the date of grant provided that the Commission Shares (defined below) have been purchased. In addition, he committed to purchase an additional 2,500,000 shares (“Commission Shares”) of the Company’s common stock at $0.64 per share solely through the use of compensation to be earned by him. In addition, the Company granted him the opportunity to purchase 1,000,000 shares of its common stock at an exercise price of $0.45 per share, which he did on March 28, 2005. The Company recognized compensation expense of $190 with respect to this purchase as the purchase price was below the fair market value of the stock on the effective date of the agreement.

In March 2005, the Company granted to the nine non-employee directors of the Company options to purchase an aggregate of 180,000 shares of common stock (20,000 shares each) at $0.48 per share, the fair market value on the date of grant. These options vest in one year from the date of grant and expire ten years from the date of grant.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

In March 2005, in connection with the resignation of the Company’s then current chief executive officer, 1,500,000 unvested stock options previously granted to him (outside of the Plan referred to above) expired.

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. In January 2005, LTS made a capital contribution to Ladenburg in the amount of $2,000. Also in January 2005, Ladenburg collected an aggregate of $1,177 of receivables from Ladenburg Capital and LTS. These transactions, resulting in an increase to Ladenburg’s regulatory net capital of $3,177, were partially offset by Ladenburg’s loss from operations for the three months ended March 31, 2005. At March 31, 2005, Ladenburg had net capital, as defined, of $2,471, which exceeded its minimum capital requirement of $250 by $2,221.

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

As of March 31, 2005, the leases and subleases, exclusive of the lease relating to premises vacated by Ladenburg Capital due to the events of September 11, 2001 referred to below, provide for minimum lease payments and sublease rentals, net of lease abatement and exclusive of escalation charges, as follows:

Year Ending	Lease	Sublease
December 31,	Commitments	Rentals	Net
2005	$3,738	$2,544	$1,194
2006	4,856	3,368	1,488
2007	5,080	3,148	1,932
2008	5,554	3,222	2,332
2009	5,305	3,222	2,083
Thereafter	30,626	9,015	21,611

Total	$55,159	$24,519	$30,640

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

As of March 31, 2005, Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments at March 31, 2005, aggregating approximately $3,515, payable $527 in 2005, $703 per year from 2006 through 2009 and $176 thereafter. In addition, minimum payments for the period from September 11, 2001 through March 31, 2005 which were not paid by Ladenburg Capital amounted to $2,297. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit is pending in bankruptcy court due to the landlord’s bankruptcy filing. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at March 31, 2005 and December 31, 2004. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

At March 31, 2005 and December 31, 2004, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by Ladenburg’s marketable securities, in the amount of $1,065 and $1,060, respectively, (shown as restricted assets on the condensed consolidated statement of financial condition) as collateral for the lease of the Company’s Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006.

Litigation and Regulatory Matters

On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. Ladenburg Capital and Ladenburg are insured for loss caused by physical damage to property, including repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable (included in other assets) amounting to $2,118 at March 31, 2005 and December 31, 2004. In October 2003, a Proof of Loss was filed with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800 and in July 2004, the Company filed a lawsuit against the insurance carrier for failure to pay for damages Ladenburg and Ladenburg Capital incurred. There are no assurances, however, that the Company will recover the full amount of insurance available to Ladenburg and Ladenburg Capital as a result of this claim.

The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of March 31, 2005, the Company’s subsidiaries are defendants in several various pending arbitrations claiming substantial amounts of damages, including one which is seeking compensatory damages of $6,000. The claimants in the customer case seeking $6,000 have withdrawn their claims; Ladenburg’s motion that the arbitration panel dismiss the claims with prejudice is currently pending.

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

In March 2004, Ladenburg was served with an amended complaint in a lawsuit filed by Exotics.com, Inc. in the Superior Court of the State of California for the County of Los Angeles adding Ladenburg and a number of other parties as defendants. The amended complaint, which seeks unspecified damages, alleges that defendants other than Ladenburg converted the plaintiff company’s licensing rights and other intellectual property, and that Ladenburg was involved in a conspiracy to manipulate the company’s stock, apparently through purportedly improper short sales. The claims are for conspiracy, conversion, breach of fiduciary duty, fraud, violations of California state securities law and other related claims. Ladenburg’s motion to dismiss was granted in part and the plaintiff was given leave to file an amended complaint. The plaintiff has filed a new amended complaint; Ladenburg intends to move to dismiss the new amended complaint. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg and the NASD have resolved this matter. On March 23, 2005, without admitting or denying the NASD’s allegations or findings, Ladenburg consented to entry of an Acceptance, Waiver and Consent in which the NASD found that Ladenburg violated NASD Conduct Rule 2440, NASD Interpretive Memorandum 2440(c)(5), and NASD Conduct Rules 2110 (by virtue of violating Sections 17(a)(2) and (3) of the Securities Act of 1933), 3010 and 2110. In connection with the settlement, Ladenburg has agreed to reimburse customers approximately $1.2 million, plus interest. Ladenburg was also censured and paid a fine in the amount of $275 in March 2005. In addition, Ladenburg has retained an independent consultant to make recommendations concerning the adequacy of Ladenburg’s current policies and procedures concerning the above mentioned NASD rules. A liability of $1,355 and $1,555 related to the settlement has been provided at March 31, 2005 and December 31, 2004, respectively.

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

In November 2004, Ladenburg and Ladenburg Capital were served with an amended complaint in a lawsuit filed by Alan Sporn and Trident Systems, Inc. in the United States District Court for the Central District of California adding Ladenburg, Ladenburg Capital and a number of other firms as defendants. The amended complaint alleges that Ladenburg and Ladenburg Capital, as well as all other market makers in the plaintiff company’s stock, the Depository Trust Company and the National Securities Clearing Corporation, violated various federal and California statutes and regulations, and committed common law fraud and negligence, purportedly by engaging in improper short sales of Trident’s stock. The plaintiffs are seeking compensatory damages against all defendants aggregating approximately $152,000 and unspecified punitive damages. After

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

Ladenburg filed its most recent motion to dismiss, the plaintiff was granted leave to file a new amended complaint. Ladenburg and Ladenburg Capital intend to move to dismiss the new amended complaint. Management believes the claims are without merit and intends to vigorously defend against them.

With respect to certain arbitration, litigation and regulatory matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability for potential arbitration and lawsuit losses of approximately $4,319 at March 31, 2005, including the NASD settlement discussed above, and $3,826 at December 31, 2004 (included in accounts payable and accrued liabilities). During the three months ended March 31, 2005 and 2004, respectively, various settlements, including the settlements described above, resulted in a charge to operations of $974 and $(77) (included in other expenses), net of certain favorable settlements. With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.	Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company’s is on a fiscal tax year ending September 30th.

The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of March 31, 2005, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to approximately $24,371. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2004, 2003 and 2002 and for the three months ended March 31, 2005 and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at March 31, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At March 31, 2005, the Company had net operating loss carryforwards of approximately $46,348, expiring in various years from 2015 through 2025. The Company’s ability to use such carryforwards to reduce future taxable income is subject to limitations attributable to equity transactions in March 2005 (see Note 9) that have resulted in a change of ownership as defined in Internal Revenue Code Section 382.

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

The clearing operations for the Company’s securities transactions are provided by primarily one clearing broker. At March 31, 2005 and December 31, 2004, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

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

9.	Notes Payable

The components of notes payable are as follows:

	March 31,	December 31,
	2005	2004
Senior convertible notes payable	$—	$18,010
Notes payable (forgivable per terms - see below) in connection with clearing agreement	1,333	1,333
Notes payable	5,000	8,500

Total	$6,333	$27,843

Aggregate maturities of the $6,333 of notes payable at March 31, 2005 are as follows:

Year Ending
December 31,
2005	$667
2006	5,666

Total	$6,333

Senior Convertible Notes Payable

In conjunction with the acquisition of Ladenburg in May 2001, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to New Valley Corporation (“New Valley”) and Berliner Effektengesellschaft AG (“Berliner”), the former Ladenburg stockholders, bore interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership (“Frost-Nevada”), which was subsequently assigned to Frost-Nevada Investments Trust (“Frost Trust”), of which Frost-Nevada is the sole and exclusive beneficiary, bore interest at 8.5% per annum. Dr. Phillip Frost, a director of the Company, is the sole stockholder of the general partner of Frost-Nevada. The notes held by the former Ladenburg stockholders were convertible into a total of 4,799,271 shares of common stock, and the note held by Frost Trust was convertible into a total of 6,497,475 shares of common stock.

On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the “Forbearance Interest Payments”). The holders of the senior convertible promissory notes subsequently agreed to extend the interest forbearance period to May 13, 2005 with respect to interest payments due through March 31, 2005. Interest on the deferred amounts accrued at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. As of December 31, 2004 accrued interest payments as to which a forbearance was received from Frost Trust and New Valley, amounted to $4,429. During the second quarter of 2004, the Company repurchased from Berliner $1,990 principal amount of the notes, plus $320 of accrued interest, for $1,000 in cash.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

In November 2004, the Company entered into an amended debt conversion transaction with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together, with accrued interest, into common stock of the Company. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share. As part of the debt conversion agreement, each of Frost Trust and New Valley agreed to purchase $5,000 of the Company’s common stock at $0.45 per share.

Frost Trust agreed that it would not sell, transfer or assign any shares it received as a result of the foregoing transactions for a period of one year from the date of the agreement except to its affiliated entities.

The debt conversion transaction was approved by the Company’s shareholders at the annual shareholder meeting held on January 12, 2005 and closed on March 11, 2005. The transactions were effective as of February 22, 2005 and resulted in the following:

•	The $10,000 senior convertible promissory note to Frost Trust and related accrued interest through February 22, 2005 of $2,761 was converted at $0.40 per share into 31,902,320 shares of the Company’s common stock.

•	The $8,010 senior convertible promissory note to New Valley and related accrued interest through February 22, 2005 of $1,928 was converted at $0.50 per share into 19,876,358 shares of the Company’s common stock.

•	Frost-Trust acquired 11,111,111 shares of the Company’s common stock at $0.45 per share in exchange for a cash payment of $1,445 and the cancellation of the Company’s $3,500 of notes payable and related accrued interest of $55 described below.

•	New Valley acquired 11,111,111 shares of the Company’s common stock at $0.45 per share in exchange for a cash payment of $1,445 and the cancellation of the Company’s $3,500 of notes payable and related accrued interest of $55 described below.

•	The Company recorded a pre-tax charge of $19,359 reflecting the expense attributable to the reduction in the conversion price of the notes that were converted. The net effect on the Company’s balance sheet from both the conversion and the private financing, net of related expenses, was an increase to shareholders’ equity of $32,612.

•	As a result of the debt conversion and private financing, the beneficial ownership of Frost-Trust increased from 18.5% to 37.2%.

•	As a result of the debt conversion and private financing, the beneficial ownership of New Valley increased from 9.4% to 25.7%. New Valley subsequently distributed 19,876,358 shares of the stock it received from the conversion of its note to its shareholders. New Valley’s residual LTS shares equate to a beneficial ownership of approximately 9.3%.

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

In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven and in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven. The balance of the remaining loan, consisting of $1,333 of principal, is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of March 31, 2005 was $137. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

The Company borrowed $1,750 from New Valley and $1,750 from Frost Trust in 2004 and an additional $1,750 from each of them in the first quarter of 2005. These notes, together with accrued interest, payable at 2% above the prime rate, were delivered for cancellation in March 2005 as payment, along with $2,890 in cash, for New Valley’s and Frost Trust’s purchase of $10,000 of the Company’s common stock.

Liquidity

The Company’s liquidity position continues to be adversely affected by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. The Company decreased its total number of employees from 324 at December 31, 2003 to 172 at March 31, 2005.

The Company’s overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company’s broker-dealer subsidiary. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base, the Company would seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from the Company’s significant shareholders or from other parties, including the Company’s clearing brokers, although there can be no assurance such funding would be available. Additionally, the Company may attempt to raise funds through a private placement, a rights offering or other type of financing. If a public offering is consummated, the Company would be required to use the proceeds of the offering to repay the 2002 Loans and related accrued interest, to the extent possible. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company’s liquidity and operations.

10.	Related Party Transactions

See Note 9 with respect to loans from related parties.

See Note 11 with respect to purchases of the Company’s common stock.

11.	Subsequent Event

On April 14, 2005, the Company repurchased 4,620,501 shares (“Shares”) of the Company’s common stock from Berliner pursuant to a written agreement between the Company and Berliner. Pursuant to the agreement, the Company paid Berliner $1,155, or $0.25 per share, for the Shares. The Shares were returned to the status of authorized but unissued shares.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share and Per Share Amounts)

Introduction

          The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our subsidiaries include, among others, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Capital Management Inc. (“Ladenburg Capital”) and Ladenburg Thalmann Europe, Ltd.

     Recent Developments

          Executive Changes

          Effective March 4, 2005, we entered into a Severance, Waiver and Release Agreement with Charles I. Johnston, our president and chief executive officer. Under the Severance Agreement, effective as of the close of business on March 31, 2005, Mr. Johnston resigned from all of his positions with us and our subsidiaries including Ladenburg. Concurrently, we entered into an employment agreement with Mark D. Klein pursuant to which Mr. Klein serves as our president and chief executive officer and as chairman and chief executive officer of Ladenburg effective as of April 1, 2005. Mark Klein is a securities industry veteran with deep experience in the investment advisory, alternative investment and brokerage business. Prior to joining Ladenburg, Mr. Klein served for the past five years as the president and chief executive officer of NBGI Asset Management Inc. and NBGI Securities Inc., both affiliates of the National Bank of Greece, a leading financial institution in Greece. Prior to joining NBGI Asset Management Inc. and NBGI Securities Inc., Mr. Klein founded Newbrook Capital Management and Newbrook Securities in 1994 and served as the president and chief executive officer of the two firms until they were acquired by the National Bank of Greece in 2000. Mr. Klein has also been a senior portfolio manager specializing in high net worth individuals for three major brokerage firms, including PaineWebber and Smith Barney Shearson. In addition to his traditional asset management experience, Mark founded Independence Holdings LLC, a private equity fund of funds companies. Mr. Klein earned a Masters in Business Administration in Finance and Economics at the J. L. Kellogg Graduate School of Management at Northwestern University and a Bachelors of Business Administration with high distinction from Emory University.

          Debt Conversion and Private Financing

          In November 2004, we entered into an amended debt conversion agreement with New Valley and Frost Trust, the holders of our then outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock. Pursuant to the conversion agreement, the conversion price of the notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share. As part of the amended debt conversion agreement, each of Frost Trust and New Valley agreed to purchase $5,000 of our common stock at $0.45 per share. The closing of the debt conversion and private financing took place on March 11, 2005.

          Between the time when we signed the original debt conversion agreement and the amended debt conversion agreement, we borrowed $1,750 from New Valley and $1,750 from Frost Trust in 2004 and an additional $1,750 from each of them in the first quarter of 2005. On March 11, 2005, New Valley and Frost-Trust delivered these notes for cancellation as payment, along with $2,890, in cash for their purchase of $10,000 of our common stock described above.

          As a result of the foregoing, approximately $22,699 of principal and accrued interest was converted into 51,778,678 shares of our common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, we recorded a pre-tax charge of approximately $19,359 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet was an increase to shareholders’ equity of approximately $22,699 (without giving effect to any sale of common stock related to the private financing).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

          Regulatory Investigation

          In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg and the NASD have resolved this matter. On March 23, 2005, without admitting or denying the NASD’s allegations or findings, Ladenburg consented to entry of an Acceptance, Waiver and Consent in which the NASD found that Ladenburg violated NASD Conduct Rule 2440, NASD Interpretive Memorandum 2440(c)(5), and NASD Conduct Rules 2110 (by virtue of violating Sections 17(a)(2) and (3) of the Securities Act of 1933), 3010 and 2110. In connection with the settlement, Ladenburg has agreed to reimburse customers approximately $1,200, plus interest. Ladenburg was also censured and paid a fine in the amount of $275. In addition, Ladenburg has retained an independent consultant to make recommendations concerning the adequacy of Ladenburg’s current policies and procedures concerning the above mentioned NASD rules. The amount of reimbursements due to customers, the fine and related accrued interest was charged to operations in 2004 and has been reserved for as of March 31, 2005 and December 31, 2004. This reserve was subsequently reduced by the $275 fine which was paid in March 2005.

          Repurchase of Outstanding Common Stock

          On April 14, 2005, we repurchased 4,620,501 shares (“Shares”) of our common stock from Berliner Effektengesellschaft AG (“Berliner”) pursuant to a written agreement between us and Berliner. Pursuant to the agreement, we paid Berliner $1,155, or $0.25 per share, for the Shares. The Shares were returned to the status of authorized but unissued shares.

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

          Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $7 and $42 for the three months ended March 31, 2005 and 2004, respectively.

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

historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $4,319 and $3,826 for potential arbitration and lawsuit losses as of March 31, 2005 and December 31, 2004, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

          September 11, 2001 Events. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable as of March 31, 2005. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance as of March 31, 2005, representing the net book value of the damaged property and subsequent construction costs, was $2,118. In October 2003, we filed a Proof of Loss with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800 and in July 2004, we filed a lawsuit against the insurance carrier for failure to pay for damages we incurred. There are no assurances, however, that we will recover the full amount of insurance available to Ladenburg and Ladenburg Capital as a result of this claim.

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

          Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of March 31, 2005, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $24,371. After consideration of all the evidence, both positive and negative, especially the fact we have sustained recurring operating losses and that we continue to be affected by conditions in the economy, we have determined that a valuation allowance at March 31, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At March 31, 2005, we had net operating loss carryforwards of approximately $46,348, expiring in various years from 2015 through 2025. The Company’s ability to use such carryforwards to reduce future taxable income is subject to limitations attributable to equity transactions in March 2005 (see “Recent Developments – Debt Conversion and Private Financing” that have resulted in a change of ownership as defined in Internal Revenue Code Section 382).

          Expense Recognition of Employee Stock Options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Shared-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. The effective date of SFAS No. 123R for us was July 1, 2005 but in April 2005 the SEC postponed it to January 1, 2006. SFAS 123R will be effective upon us beginning January 1, 2006. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options unless options granted have an exercise price below the market value on the date of grant. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Results of Operations

Three months ended March 31, 2005 versus three months ended March 31, 2004

          Our revenues for the three months ended March 31, 2005 decreased $7,302 from the 2004 period primarily as a result of decreased commissions of $7,234, decreased net principal transactions of $605 and decreased other income of $602, net of increased investment banking fees of $1,067.

          Our expenses for the three months ended March 31, 2005 increased $13,519 from the 2004 period primarily as a result of conversion expense of $19,359 in the 2005 period, net of decreased compensation and benefits of $5,246.

          Our revenues for the three months ended March 31, 2005 consisted of commissions of $3,869, net principal transactions of $581, investment banking fees of $1,296, investment advisory fees of $117, interest and dividends of $379, syndicate and underwriting income of $118 and other income of $322. Our revenues for the three months

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

ended March 31, 2004 consisted of commissions of $11,103, net principal transactions of $1,186, investment banking fees of $229, investment advisory fees of $37, interest and dividends of $443, syndicating and underwriting income of $62 and other income of $924. Our expenses for the three months ended March 31, 2005 consisted of compensation and benefits of $5,614, brokerage, communication an clearance fees of $601, rent and occupancy of $677, professional services of $1,118, conversion expense of $19,359 and other expenses of $2,337. Our expenses for the three months ended March 31, 2004 consisted of compensation and benefits of $10,860, brokerage, communication and clearance fees of $1,038, rent and occupancy of $1,079, professional services of 1,383 and other expenses of $1,827.

          The $7,234 (65.2%) decrease in commission income primarily resulted from the decrease in number of financial consultants in the 2004 period, from an average of 169 in the 2004 period to an average of 96 in the 2005 period, as well as the decrease in the equity markets in the 2005 period compared to the 2004 period.

          The $605 (51.0%) decrease in net principal transactions was primarily the result of the termination of the majority of our remaining proprietary trading operations subsequent to March 31, 2004.

          The $1,067 (465.9%) increase in investment banking fees was primarily the result of an initial public offering in the 2005 period for which Ladenburg was the underwriter.

          The $602 (65.2%) decrease in other income was primarily due to decreased transaction fee rebates from our clearing broker due to decreased transactions in the 2005 period.

          The $5,246 (48.3%) decrease in compensation expense was primarily due to the net decrease in revenues.

          The $223 of non-cash compensation expense represents the difference between the purchase price and fair market value of our common stock issued to newly hired employees.

          The $19,359 conversion expense in the 2005 period is due to the conversion of our senior convertible notes payable to equity ($19,359).

          Income tax expense for the three months ended March 31, 2005 was $26 compared to an income tax benefit of $103 in the 2004 period. The income tax benefit in the 2004 period primarily resulted from calculating the state and local income taxes on a consolidated basis in the 2004 period compared to on a separate company basis in the 2003 period. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2004 and for the three months ended March 31, 2005 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at March 31, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2005 and 2004 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.

Liquidity and Capital Resources

          Approximately 66.7% of our assets at March 31, 2005 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

          Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At March 31, 2005, Ladenburg’s regulatory net capital, as defined, of $2,471, which exceeded its minimum capital requirement of $250 by $2,221. Failure to maintain the required net capital

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

          Net cash flows used in operating activities for the three months ended March 31, 2005 was $2,509 as compared to $601 for the 2004 period.

          Net cash flows used in investing activities for the three months ended March 31, 2005 was $103 compared to $145 for the 2004 period. The difference is primarily attributable to a $61 decrease in the amount of capital expenditures during the 2005 period.

          The capital expenditures of $103 and $164 for the three months ended March 31, 2005 and 2004, respectively, related principally to leasehold improvements and enhancements to computer equipment.

          There was $7,861 of cash flows provided by financing activities for the three months ended March 31, 2005, primarily representing $3,500 from the issuance of promissory notes, $2,803 from our private equity offering and $1,563 from the issuance of our common stock. There was $906 of cash flows provided by financing activities in the 2004 period, primarily representing $712 of net contributions from limited partners of the discontinued operations.

          We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $3,738 in 2005 and approximately $5,142 per year until 2015. Such amounts exclude the lease referred to in the following paragraph. In addition, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.

          Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $3,515 payable $527 in 2005, $703 per year from 2006 through 2009 and $176 thereafter. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit has been stayed due to the landlord’s bankruptcy. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at March 31, 2005 and December 31, 2004. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquid.

          In conjunction with the May 2001 acquisition of Ladenburg, we issued a total of $20,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley, Berliner and Frost-Nevada (which was subsequently assigned to Frost-Nevada Investments Trust). The $10,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg, bore interest at 7.5% per annum, and the $10,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

principal amount of the note issued to Frost-Nevada bore interest at 8.5% per annum. The notes were convertible into a total of 11,296,746 shares of our common stock and secured by a pledge of the stock of Ladenburg.

          On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the “Forbearance Interest Payments”). The holders of the senior convertible promissory notes subsequently agreed to extend the interest forbearance period to May 13, 2005 with respect to interest payments due through March 31, 2005. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada Investments Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of December 31, 2004, accrued interest payments as to which a forbearance was received, amounted to $4,429. During the second quarter of 2004, we repurchased from Berliner, $1,990 principal amount of the notes, plus $320 of accrued interest, for $1,000 in cash.

          In November 2004, we entered into an amended debt conversion agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together, with accrued interest, into our common stock. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share.

          As part of the debt conversion agreement, each of Frost Trust and New Valley has agreed to purchase $5,000 of our common stock at $0.45 per share.

          The debt conversion transaction was approved by our shareholders at our annual shareholders’ meeting held on January 12, 2005. The closing of the debt conversion and private financing took place on March 11, 2005. As a result, approximately $22,699 of principal and accrued interest was converted into 51,778,678 shares of our common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, we recorded a pre-tax charge of approximately $19,359 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet was an increase to shareholders’ equity of approximately $22,699 (without giving effect to any sale of common stock related to the private financing). We also received $5,000 from each of Frost Trust and New Valley in our private financing, resulting in an additional increase to our shareholders’ equity of $10,000.

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

Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven and in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven. The balance of the remaining loan, consisting of $1,333 of principal, is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of March 31, 2005 was $137. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

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

          We borrowed $1,750 from New Valley and $1,750 from Frost Trust in 2004 and an additional $1,750 from each of them in the first quarter of 2005. These notes, together with accrued interest, payable at 2% above the prime rate, were delivered for cancellation in March 2005 as payment, along with $2,890 in cash, for New Valley’s and Frost Trust’s purchase of $10,000 common stock.

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

          On January 19, 2005, the Company borrowed $1,750 from New Valley and $1,750 from Frost Trust (the “January 2005 Loans”), on the same terms as the September 2004 Loans.

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

          Our liquidity position continues to be adversely affected by our inability to generate cash from operations and we are currently re-examining our capital needs to support our liquidity and capital base for the near term. We have been forced to cut expenses in the past as necessary such as reducing the size of our workforce as well as implementing other cost-cutting procedures throughout our operations. As a result of decreased revenues, we have

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)

continued to reduce expenses. After reviewing our current operations and financial position, we believe we have adequate cash and regulatory capital to fund our projected operating activities through March 31, 2006.

          Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of our broker-dealer subsidiary. If, based on these reviews, it is determined that we require additional funds to support our liquidity and capital base, we would seek to raise additional capital through available sources, including through borrowing additional funds on a short-term basis from our shareholders, clearing brokers or from other parties. Additionally, we may seek to raise money through a private placement, a rights offering or other type of financing. If a public offering is consummated, we would be required to use the proceeds to repay the 2002 Loans and related accrued interest, to the extent possible. If we continue to be unable to generate cash from operations and are unable to find alternative sources of funding as described above, it would have an adverse impact on our liquidity and operations.

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

          We maintain inventories of trading securities. At March 31, 2005, the fair market value of our inventories was $142 in long positions and $4 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at March 31, 2005 will not have a material adverse effect on our consolidated financial position or results of operations.

Special Note Regarding Forward-Looking Statements

          We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Other than as reported on Current Reports on Form 8-K filed during the quarter ended March 31, 2005, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during such quarter.

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

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)

Date: May 13, 2005	By:	/s/ Salvatore Giardina

Salvatore Giardina
Vice President and Chief Financial Officer
(Duly Authorized Officer and
Chief Accounting Officer)