Form 10-Q
period 2005-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2005-08-12
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö    No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes        No Ö
     As of August 11, 2005, there were outstanding 125,893,790 shares of the registrant’s Common Stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FIANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited):
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$5,268	$1,720
Trading securities owned	231	153
Due from affiliates	—	121
Receivables from clearing brokers	10,135	10,348
Exchange memberships owned, at historical cost	1,501	1,501
Furniture, equipment and leasehold improvements, net	2,635	2,866
Restricted assets	1,053	1,060
Other assets	3,903	3,862

Total assets	$24,726	$21,631

LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)

Securities sold, but not yet purchased	$4	$28
Accrued compensation	1,293	2,009
Accounts payable and accrued liabilities	5,994	6,366
Deferred rent credit	4,089	4,096
Accrued interest	157	2,750
Accrued interest to former parent	862	2,542
Due to affiliate	—	33
Notes payable	6,333	9,833
Senior convertible notes payable	—	18,010

Total liabilities	18,732	45,667

Commitments and contingencies	—	—

Shareholders’ equity (capital deficit):
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; shares issued and outstanding, 124,893,790 and 46,683,270	12	5
Additional paid-in capital	113,726	58,674
Accumulated deficit	(107,744)	(82,715)

Total shareholders’ equity (capital deficit)	5,994	(24,036)

Total liabilities and shareholders’ equity (capital deficit)	$24,726	$21,631

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Commissions	$3,646	$6,448	$7,515	$17,551
Principal transactions, net	542	259	1,123	1,445
Investment banking fees	675	211	1,971	440
Investment advisory fees	206	45	323	82
Interest and dividends	444	416	823	859
Syndications and underwritings	86	93	204	155
Gain on debt cancellation	—	1,310	—	1,310
Other income	286	490	608	1,414

Total revenues	5,885	9,272	12,567	23,256

Expenses:
Compensation and benefits	4,547	6,242	9,938	17,102
Non-cash compensation	43	—	266	—
Brokerage, communication and clearance fees	624	880	1,225	1,918
Rent and occupancy, net of sublease revenues	667	1,007	1,344	2,086
Professional services	800	644	1,918	2,027
Interest	114	529	553	1,073
Depreciation and amortization	206	262	421	499
Debt conversion expense	—	—	19,359	—
Other	863	2,218	2,546	3,264

Total expenses	7,864	11,782	37,570	27,969

Loss from continuing operations before income taxes (benefit)	(1,979)	(2,510)	(25,003)	(4,713)

Income taxes (benefit)	14	4	26	(99)

Loss from continuing operations	(1,993)	(2,514)	(25,029)	(4,614)

Income (loss) from discontinued operations, net of limited partners’ interest and income taxes	—	8	—	(51)

Net loss	$(1,993)	$(2,506)	$(25,029)	$(4,665)

Loss per Common Share (basic and diluted):
Continuing operations	$(0.02)	$(0.06)	$(0.28)	$(0.11)
Discontinued operations	—	—	—	—

Net loss	$(0.02)	$(0.06)	$(0.28)	$(0.11)

Number of shares used in computation (basic and diluted)	121,269,264	44,144,139	88,306,362	43,887,890

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT) (Dollars in Thousands) (Unaudited)

	Common Stock
			Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2004	46,683,270	$5	$58,674	$(82,715)	$(24,036)

Issuance of shares of common stock under employee stock purchase plan	343,455	—	158	—	158

Proceeds from exercise of stock options	15,000	—	7	—	7

Issuance of shares of common stock under stock option plan	580,000	—	261	—	261

Issuance of shares of common stock pursuant to stock purchase rights	7,891,666	—	3,551	—	3,551

Non-cash compensation relating to stock purchase rights granted	—	—	266	—	266

Conversion of senior convertible debt	51,778,678	5	42,053	—	42,058

Issuance of shares of common stock pursuant to private equity offering, net	22,222,222	2	9,911	—	9,913

Repurchase of shares of common stock.	(4,620,501)	—	(1,155)	—	(1,155)

Net loss	—	—	—	(25,029)	(25,029)

Balance, June 30, 2005	124,893,790	$12	$113,726	$(107,744)	$5,994

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:

Net loss	$(25,029)	$(4,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	502
Adjustment to deferred rent credit	(7)	222
Accrued interest	535	1,009
Limited partners’ interest in discontinued operations	—	431
Debt conversion expense	19,359	—
Non-cash compensation expense	266	—
Gain on debt extinguishment	—	(1,310)

Decrease (increase) in operating assets:

Trading securities owned	(78)	(157)
Receivables from clearing brokers	213	9,380
Assets of discontinued operations	—	1,701
Due from affiliates	121	364
Other assets	(41)	(1,265)

Increase (decrease) in operating liabilities:

Securities sold, but not yet purchased	(24)	(3,949)
Accrued compensation	(716)	(766)
Accounts payable and accrued liabilities	(380)	318
Due to affiliates	(33)	—
Liabilities of discontinued operations	—	(3,364)

Net cash used in operating activities	(5,393)	(1,549)

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(191)	(306)
Proceeds from sale of equipment	—	19

Net cash used in investing activities	(191)	(287)

Cash flows from financing activities:

Increase (decrease) in restricted assets	7	(1)
Repayment of senior convertible note payable	—	(1,000)
Issuance of common stock	3,977	430
Repurchase of common stock	(1,155)	—
Issuance of promissory notes	3,500	—
Private equity offering	2,803	—
Distributions to limited partners of discontinued operations	—	(308)
Contributions from limited partners of discontinued operations	—	1,120

Net cash provided by financing activities	9,132	241

Net increase (decrease) in cash and cash equivalents	3,548	(1,595)

Cash and cash equivalents, beginning of period	1,720	3,412

Cash and cash equivalents, end of period	$5,268	$1,817

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
The interim financial data as of June 30, 2005 and for the six months ended June 30, 2005 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.
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
Ladenburg is a registered broker-dealer in securities that clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Ladenburg Capital, until it voluntarily filed to withdraw its license in November 2002, also operated as a broker-dealer in securities. Broker-dealer activities include principal and agency trading and investment banking and underwriting activities. The Company’s other subsidiaries primarily provide asset management services.
One of the Company’s wholly-owned subsidiaries, Highland Fund Management Inc. (f/k/a Ladenburg Capital Fund Management Inc.) (“LCFM”), was sold as of December 31, 2004 to an entity owned by three of the Company’s directors. LCFM is the general partner of a limited partnership investment fund. Accordingly, the accounts of LCFM and its limited partnership are no longer consolidated with the Company’s accounts, effective December 31, 2004, and the results of operations of the limited partnership for the three months and six months ended June 30, 2004 have been reclassified and presented as loss from discontinued operations in the accompanying statement of operations. In addition, the limited partners’ equity in the fund is shown as limited partners’ interest in discontinued operations. In addition, in March 2004, the Company sold one of its registered investment advisor subsidiaries, Financial Partners Capital Management, Inc. (“FPCM”), to one of its employees. FPCM provided investment advisory and financial planning services. FPCM’s results of operations are reflected as discontinued operations. Revenues attributable to discontinued operations amounted to $920 in the six months ended June 30, 2004.
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Ladenburg Capital previously operated as a broker-dealer subject to regulation by the SEC and the NASD. Ladenburg Capital acted as an introducing broker, market maker, underwriter and trader for its own account. In November 2002, Ladenburg Capital terminated its broker-dealer operations and it voluntarily filed to withdraw as a broker-dealer. In conjunction with providing employment to certain former Ladenburg Capital brokers, Ladenburg agreed to and is currently servicing these brokers’ customer accounts.
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
Ladenburg and its subsidiaries file a consolidated federal income tax return and certain combined state and local income tax returns. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2005 and December 31, 2004, the valuation allowance was approximately $25,433 and $22,841, respectively.
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148.
SFAS No. 123, “Accounting for Stock-Based Compensation,” allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS No. 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the Company’s 1999 Performance Equity Plan (the “Option Plan”) had an exercise price equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on the Company’s net loss for the three-month and six-month periods ended June 30, 2005 and 2004, had the Company elected to recognize compensation expense for the Option Plan, consistent with the method prescribed by SFAS No. 123.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,993)	$(2,506)	$(25,029)	$(4,665)

Stock-based employee compensation determined under the fair value based method	(569)	(393)	(1,093)	(844)

Pro forma net loss	$(2,562)	$(2,899)	$(26,122)	$(5,509)

Net loss per Common Share (basic and diluted), as reported	$(0.02)	$(0.06)	$(0.28)	$(0.11)

Pro forma net loss per Common Share (basic and diluted)	$(0.02)	$(0.07)	$(0.30)	$(0.13)

During the six months ended June 30, 2005, options to purchase 930,000 shares of common stock were granted under the Option Plan and 13,000,000 were granted outside of the Option Plan. The per share weighted average fair value of stock options granted during the first and second quarters of 2005 was $0.46 and $0.50, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	First Quarter	Second Quarter
	2005	2005
Risk free interest rate	4.50%	4.00%
Volatility	102.05%	67.63%
Dividend yield	0	0
Expected lives	10 years	10 years
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
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
3. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased, as of June 30, 2005 and December 31, 2004 are as follows:

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
June 30, 2005
Common stock	$52	$2
Municipal obligations	50	—
Corporate bonds	129	2

	$231	$4

December 31, 2004
Common stock	$71	$23
Municipal obligations	53	—
Corporate bonds	29	5

	$153	$28

As of June 30, 2005 and December 31, 2004, approximately $231and $138, respectively, of the securities owned are deposited with the Company’s clearing broker and, pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.
4. Shareholders’ Equity
Employee Stock Purchase Plan
In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock. Option periods have been initially set at three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the six-month period ended June 30, 2005, 343,455 shares of the Company’s common stock were issued to employees under the Purchase Plan, at a weighted average price of $0.46 per share, resulting in a capital contribution of $158.
1999 Performance Equity Plan
In 1999, the Company adopted the Option Plan which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. There are 10,000,000 shares of common stock authorized for issuance under the Option Plan and the limit on grants to any individual is 1,000,000 shares per calendar year. As of June 30, 2005, there were 9,266,032 shares of common stock available for issuance under the Option Plan, of which options to purchase 7,044,831 shares have been granted.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
During the six-month period ended June 30, 2005, three participants in the Option Plan exercised stock options to purchase a total of 15,000 shares of common stock $.45 per share, resulting in a capital contribution of $7.
In March 2005, in connection with the resignation of the Company’s then current chief executive officer, 900,000 unvested stock options previously granted to him under the Option Plan expired and the remaining 100,000 options, exercisable at $0.75, became fully-vested and expire on March 3, 2006.
On June 1, 2005, Ladenburg entered into several employment agreements with newly hired employees and in connection therewith granted the employees options to purchase an aggregate of 750,000 shares of the Company’s common stock at an exercise price $0.645 per share. The options, which expire on June 1, 2015, will vest 25% on each of the first four anniversaries of the date of grant. In addition, the Company granted these employees the opportunity to purchase an aggregate of 580,000 shares of its common stock, under the Option Plan, at an exercise price of $0.45 per share, which they did in June 2005, resulting in a capital contribution of $261. As the purchase price was below the fair market value of the stock on the effective date of the agreements, the Company recognizes compensation expense over the initial term of the respective employees’ contracts for the difference between fair market value and the purchase price. During the three months and six months ended June 30, 2005, compensation expense of $5 was recorded.
Other Stock Options
On March 4, 2005, the Company entered into an employment agreement with a newly employed chief executive officer and in connection therewith granted him options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.465 per share. 500,000 options vested immediately upon grant and the remainder of the options will vest as to 1,125,000 shares on each of the first four anniversaries of the grant date. The Company also agreed to sell the officer 2,222,222 shares of its common stock for $1,000, or $0.45 per share, which it did on March 11, 2005. The Company recognized compensation expense of $33 with respect to this purchase as the purchase price was below the fair market value of the stock on the effective date of the agreement.
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
In March 2005, the Company granted to the nine non-employee directors of the Company options to purchase an aggregate of 180,000 shares of common stock (20,000 shares each) at $0.48 per share, the fair market value on the date of grant. These options vest in full one year from the date of grant and expire ten years from the date of grant.
In March 2005, in connection with the resignation of the Company’s then current chief executive officer, 1,500,000 unvested stock options previously granted to him (outside of the Option Plan referred to above) expired.
On June 1, 2005, Ladenburg entered into several employment agreements with newly employed executives and in connection therewith granted the executives options to purchase an aggregate of 6,500,000 shares of the Company’s common stock at an exercise price $0.645 per share. The options, which expire on June 1, 2015, will vest at various periods through June 30, 2009. In addition, one of the executives committed to purchase

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
up to an additional 500,000 shares (“Commission Shares”) of the Company’s common stock at $0.645 per share solely through the use of compensation to be earned by him. In addition, the Company granted these executives the opportunity to purchase an aggregate of 4,669,444 shares of its common stock at an exercise price of $0.45 per share, which they did in June 2005, resulting in a capital contribution of $2,101. The Company recognizes compensation expense over the initial term of the respective employees’ contracts, as the purchase price was below the fair market value of the stock on the effective date of the agreement. During the six months ended June 30, 2005, compensation expense of $38 was recorded.
Repurchase of Common Stock Outstanding
On April 14, 2005, the Company repurchased 4,620,501 shares (“Shares”) of the Company’s common stock from Berliner Effektengesellschaft AG (“Berliner”) pursuant to a written agreement between the Company and Berliner. Pursuant to the agreement, the Company paid Berliner $1,155, or $0.25 per share, for the Shares. The Shares were returned to the status of authorized but unissued shares.
5. Net Capital Requirements
As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. In January 2005 and June 2005, LTS made capital contributions to Ladenburg in the amount of $2,000 and $1,000, respectively. Also in January 2005, Ladenburg collected an aggregate of $1,177 of receivables from Ladenburg Capital and LTS. These transactions, resulting in an increase to Ladenburg’s regulatory net capital of $4,177, were partially offset by Ladenburg’s loss from operations for the six months ended June 30, 2005. At June 30, 2005, Ladenburg had net capital, as defined, of $2,620, which exceeded its minimum capital requirement of $250 by $2,370. (See Note 11.)
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
As of June 30, 2005, the leases and subleases, exclusive of the lease relating to premises vacated by Ladenburg Capital due to the events of September 11, 2001 referred to below, provide for minimum lease payments and sublease rentals, net of lease abatement and exclusive of escalation charges, as follows:

Year Ending	Lease	Sublease
December 31,	Commitments	Rentals	Net
2005	$2,485	$1,772	$713
2006	4,858	3,543	1,315
2007	5,080	3,332	1,748
2008	5,554	3,415	2,139
2009	5,305	3,415	1,890
Thereafter	30,626	9,015	21,611

Total	$53,908	$24,492	$29,416

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
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
As of June 30, 2005, Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments at June 30, 2005, aggregating approximately $3,339, payable $351 in 2005, $703 per year from 2006 through 2009 and $176 thereafter. In addition, minimum payments for the period from September 11, 2001 through June 30, 2005 which were not paid by Ladenburg Capital amounted to $2,473. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit is pending in bankruptcy court due to the landlord’s bankruptcy filing. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at June 30, 2005 and December 31, 2004. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.
At June 30, 2005 and December 31, 2004, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by Ladenburg’s marketable securities, in the amount of $1,053 and $1,060, respectively, (shown as restricted assets on the condensed consolidated statement of financial condition) as collateral for the lease of the Company’s Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006.
Litigation and Regulatory Matters
On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. Ladenburg Capital and Ladenburg are insured for loss caused by physical damage to property, including repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable (included in other assets) amounting to $2,118 at June 30, 2005 and December 31, 2004. In October 2003, a Proof of Loss was filed with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800 and in July 2004, Ladenburg and Ladenburg Capital filed a lawsuit against the insurance carrier for failure to pay for damages Ladenburg and Ladenburg Capital incurred. Although there are no assurances that a settlement will be reached, the Company is currently in settlement discussions with the insurance carrier and anticipates that there will be a settlement for an amount that approximates the amount of the receivable.
The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of June 30, 2005, the Company’s subsidiaries are defendants in several various pending arbitrations claiming substantial amounts of damages. One claim pending as of March 31, 2005, was seeking

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
compensatory damages of $6,000. The claimants in this customer case have withdrawn their claims. In June 2005, the arbitration panel granted Ladenburg’s motion to dismiss the claims with prejudice.
On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part. The Company believes the plaintiffs’ claims in this action are without merit and intends to vigorously defend against them.
In March 2004, Ladenburg was served with an amended complaint in a lawsuit filed by Exotics.com, Inc. in the Superior Court of the State of California for the County of Los Angeles adding Ladenburg and a number of other parties as defendants. The amended complaint, which seeks unspecified damages, alleges that defendants other than Ladenburg converted the plaintiff company’s licensing rights and other intellectual property, and that Ladenburg was involved in a conspiracy to manipulate the company’s stock, apparently through purportedly improper short sales. The claims are for conspiracy, conversion, breach of fiduciary duty, fraud, violations of California state securities law and other related claims. Ladenburg’s motion to dismiss was granted in part and the plaintiff was given leave to file an amended complaint. The plaintiff filed a new amended complaint; Ladenburg moved to dismiss the new amended complaint, which was dismissed as to Ladenburg with prejudice in July 2005.
In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg and the NASD have resolved this matter. On March 23, 2005, without admitting or denying the NASD’s allegations or findings, Ladenburg consented to entry of an Acceptance, Waiver and Consent in which the NASD found that Ladenburg violated NASD Conduct Rule 2440, NASD Interpretive Memorandum 2440(c)(5), and NASD Conduct Rules 2110 (by virtue of violating Sections 17(a)(2) and (3) of the Securities Act of 1933), 3010 and 2110. In connection with the settlement, Ladenburg has agreed to reimburse customers approximately $1.2 million, plus interest. Ladenburg was also censured a fine in the amount of $275. A liability of $1,555 related to the settlement was provided at December 31, 2004. The $275 fine was paid in March 2005, and in June 2005, Ladenburg reimbursed these customers approximately $1.2 million plus $153 of interest. In addition, Ladenburg is currently implementing recommendations made by an independent consultant relating to Ladenburg’s policies and procedures concerning the above mentioned NASD rules.
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
In November 2004, Ladenburg and Ladenburg Capital were served with an amended complaint in a lawsuit filed by Alan Sporn and Trident Systems, Inc. in the United States District Court for the Central District of

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
California adding Ladenburg, Ladenburg Capital and a number of other firms as defendants. The amended complaint alleges that Ladenburg and Ladenburg Capital, as well as all other market makers in the plaintiff company’s stock, the Depository Trust Company and the National Securities Clearing Corporation, violated various federal and California statutes and regulations, and committed common law fraud and negligence, purportedly by engaging in improper short sales of Trident’s stock. The plaintiffs were seeking compensatory damages against all defendants aggregating approximately $152,000 and unspecified punitive damages. In July 2005, after Ladenburg filed its most recent motion to dismiss, the new amended complaint was dismissed with prejudice pursuant to a so-ordered stipulation.
With respect to certain arbitration, litigation and regulatory matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability for potential arbitration and lawsuit losses of approximately $2,947 at June 30, 2005, and $3,826 at December 31, 2004 (included in accounts payable and accrued liabilities). During the three months and six months ended June 30, 2005, various settlements, including the settlements described above net of certain favorable settlements, resulted in a charge (credit) to operations of $(62) and $912, respectively, (included in other expenses). With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
7. Income Taxes
The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a fiscal tax year ending September 30th.
The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of June 30, 2005, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to approximately $25,433. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2004, 2003 and 2002 and for the six months ended June 30, 2005 and that the Company continues to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At June 30, 2005, the Company had net operating loss carryforwards of approximately $49,195, expiring in various years from 2015 through 2025. The Company’s ability to use such carryforwards to reduce future taxable income is subject to limitations attributable to equity transactions in March 2005 (see Note 9) that have resulted in a change of ownership as defined in Internal Revenue Code Section 382.
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
The clearing operations for the Company’s securities transactions are provided by one clearing broker. At June 30, 2005 and December 31, 2004, substantially all of the securities owned and the amounts due from clearing broker reflected in the consolidated statement of financial condition are positions held at and amounts

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.
The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.
9. Notes Payable
The components of notes payable are as follows:

	June 30,	December 31,
	2005	2004
Senior convertible notes payable	$—	$18,010
Notes payable (forgivable per terms — see below) in connection with clearing agreement	1,333	1,333
Notes payable	5,000	8,500

Total	$6,333	$27,843

Aggregate maturities of the $6,333 of notes payable at June 30, 2005 are as follows:

Year Ending
December 31,
2005	$667
2006	5,666

Total	$6,333

Senior Convertible Notes Payable
In conjunction with the acquisition of Ladenburg in May 2001, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to New Valley Corporation (“New Valley”) and Berliner, the former Ladenburg stockholders, bore interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership (“Frost-Nevada”), which was subsequently assigned to Frost-Nevada Investments Trust (“Frost Trust”), of which Frost-Nevada is the sole and exclusive beneficiary, bore interest at 8.5% per annum. Dr. Phillip Frost, a director of the Company, is the sole stockholder of the general partner of Frost-Nevada. The notes held by the former Ladenburg stockholders were convertible into a total of 4,799,271 shares of common stock, and the note held by Frost Trust was convertible into a total of 6,497,475 shares of common stock.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
In November 2004, the Company entered into an amended debt conversion agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together with accrued interest, into common stock of the Company. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share. As part of the debt conversion agreement, each of Frost Trust and New Valley agreed to purchase $5,000 of the Company’s common stock for $0.45 per share.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven and in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven. The balance of the remaining loan, consisting of $1,333 of principal, is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of June 30, 2005 was $157. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
The Company borrowed $1,750 from New Valley and $1,750 from Frost Trust in 2004 and an additional $1,750 from each of them in the first quarter of 2005. These notes, together with accrued interest, payable at 2% above the prime rate, were cancelled in March 2005 as payment, along with $2,890 in cash, for New Valley’s and Frost Trust’s purchase of $10,000 of the Company’s common stock.
Liquidity
The Company’s liquidity position continues to be adversely affected by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. The Company decreased its total number of employees from 324 at December 31, 2003 to 172 at March 31, 2005. Commencing in April 2005, as part of management’s new business plan, the Company employed several new employees and in connection with their employment agreements, has committed to incur certain expenses to grow its asset management, wealth management and alternative investments areas of its business. At June 30, 2005, the Company had 174 employees.
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
See Note 4 with respect to purchases of the Company’s common stock.
11. Subsequent Event
Capital Contribution to Ladenburg
On August 1, 2005, the Company made a capital contribution to Ladenburg in the amount of $3,000, increasing Ladenburg’s regulatory capital to approximately $5,200, which exceeds its minimum net capital requirement of $250 by $4,950.

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
     As a result of the foregoing, approximately $22,699 of principal and accrued interest was converted into 51,778,678 shares of our common stock, for an average conversion price of approximately $0.44 per share. Although for accounting purposes, we recorded in the first quarter of 2005 a pre-tax charge of approximately $19,359 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet was an increase to shareholders’ equity of approximately $22,699 (without giving effect to any sale of common stock related to the private financing).
     Sale of Common Stock to Newly Hired Employees
     On March 4, 2005, we entered into an employment agreement with Mark D. Klein, our chief executive officer. In connection with his employment, Mr. Klein purchased 2,222,222 shares of our common stock for $1,000, or $0.45 per share. We also granted him an option to purchase 5,000,000 shares of our common stock at an exercise price of $0.465 per share. The option, which expires on March 4, 2015, vested as to 500,000 shares immediately upon grant with the remaining shares vesting as to 1,125,000 shares on each of the first four anniversaries of the date of grant.
     On March 25, 2005, Ladenburg entered into an employment agreement with Michael Philipps, its director of institutional sales. In connection with his employment, Mr. Philipps purchased 1,000,000 shares of our common stock for $450, or $0.45 per share. Mr. Philipps also committed to purchase 2,500,000 shares of our common stock at $0.64 per share solely through the use of compensation to be earned by him. We also granted him an option to purchase 1,500,000 shares of our common stock at an exercise price $0.64 per share. The option, which expires on March 28, 2015, will vest as to 250,000 shares on each of the first four anniversaries of the date of grant. An additional 125,000 shares will vest on the third anniversary of the date of grant and an additional 375,000 shares will vest on the fourth anniversary of the date of grant provided that he purchases the 2,500,000 shares described above.
     On June 1, 2005, we hired several employees, including four experienced securities industry executives to senior corporate positions to help direct our continuing transformation initiatives. Bruce S. Mendelsohn was named senior executive vice president. L. Keith Mullins, Mark D. Coe and Michael J. Kramer were named as managing directors. In connection with their employment, each purchased shares of our common stock as follows: Mr. Mendelsohn purchased 225,000 shares at $0.45 per share (an aggregate purchase price of approximately $101); Mr. Mullins purchased 2,222,222 shares at $0.45 per share (an aggregate purchase price of $1,000); Mr. Coe purchased 2,222,222 shares of our common stock at $0.45 per share (an aggregate purchase price of $1,000) and has committed to purchase an additional 775,000 shares of our common stock at $0.645 per share, solely through the use of compensation to be earned by him; and Dr. Kramer purchased 450,000 shares at $0.45 per share under our Option Plan (an aggregate purchase price of approximately $203). Additionally, we granted options to these individuals to purchase an aggregate of 7,250,000 shares of our common stock at $0.645 per share (750,000 shares under our Option Plan and 6,500,000 shares outside of our Option Plan). The options, which expire ten years from the date of grant, generally vest in four equal annual installments commencing on the first anniversary of the date of grant.
     On July 18, 2005, we hired Lawrence B. Weissman, an experienced portfolio manager and securities industry executive, as chief investment strategist of our asset management subsidiary, Ladenburg Thalmann Asset Management Inc. In connection with his employment, Mr. Weissman purchased 1,000,000 shares of our common stock at $0.45 per share (an aggregate purchase price of $450). In addition, Mr. Weissman has committed to purchase an additional 1,000,000 shares of our common stock at $0.58 per share, solely through the use of compensation to be earned by him. Additionally, we have agreed to grant an option to Mr. Weissman to purchase up to 1,000,000 shares of our common stock at $0.58 per share. The option, which will expire ten years from the date of grant, will vest in four equal annual installments commencing on the first anniversary of the date of grant. We also agreed that after the first year of Mr. Weissman’s employment, we would grant Mr. Weissman an additional option to purchase up to 500,000 shares of our common stock at the fair value on the date of grant. This option,

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED) (Dollars in Thousands, Except Share and Per Share Amounts)
which will expire nine years from the date of grant, will vest in three equal annual installments commencing on the first anniversary of the date of grant.
     On August 12, 2005, Ladenburg entered into a letter agreement with Barry Rabkin, a professional with extensive Wall Street experience. In connection with his employment, Mr. Rabkin agreed to purchase 1,000,000 shares of our common stock for $450, or $0.45 per share. This transaction is subject to prior approval by the American Stock Exchange.
     Private Placement Offering
     We are contemplating a private placement of our common stock totaling approximately $10,000, with a per-share offering price of $0.45. Any funds received by us from the private placement will be utilized for general corporate purposes. At the time of the offering, these securities will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We anticipate closing the private placement during the third quarter of 2005.
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
     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $14 and $42 for the six months ended June 30, 2005 and 2004, respectively.
     Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the landlord discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $2,947 and $3,826 for potential arbitration and lawsuit losses as of June 30, 2005 and December 31, 2004, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED) (Dollars in Thousands, Except Share and Per Share Amounts)
     September 11, 2001 Events. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. We will record future reimbursements from insurance proceeds related to certain September 11, 2001 expenses when the reimbursements are actually received. Although the claim to the insurance carrier is significantly greater, the net book value of the lost property, as well as the costs incurred to temporarily replace some of the lost property, has been recorded as a receivable as of June 30, 2005. We received insurance proceeds of $150 in July 2002 representing an advance relating to damaged property, which was applied against our receivable. The receivable balance at that time, representing the net book value of the damaged property and subsequent construction costs, was $2,118. In October 2003, we filed a Proof of Loss with the insurance carrier, for an amount in excess of the policy limits of approximately $7,800 and in July 2004, Ladenburg and Ladenburg Capital filed a lawsuit against the insurance carrier for failure to pay for damages we incurred. Although there are no assurances that a settlement will be reached, we are currently in settlement discussions with the insurance carrier and anticipate that there will be a settlement for an amount that approximates the amount of the receivable.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED) (Dollars in Thousands, Except Share and Per Share Amounts)
     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of June 30, 2005, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $25,433. After consideration of all the evidence, both positive and negative, especially the fact we have sustained recurring operating losses and that we continue to be affected by conditions in the economy, we have determined that a valuation allowance at June 30, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At June 30, 2005, we had net operating loss carryforwards of approximately $49,195, expiring in various years from 2015 through 2025. The Company’s ability to use such carryforwards to reduce future taxable income is subject to limitations attributable to equity transactions in March 2005 (see “Recent Developments — Debt Conversion and Private Financing”) that have resulted in a change of ownership as defined in Internal Revenue Code Section 382.
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
Results of Operations
  Three months ended June 30, 2005 versus three months ended June 30, 2004
     Our revenues for the three months ended June 30, 2005 decreased $3,387 from 2004 primarily as a result of decreased commissions of $2,802, net of increased investment banking fees of $464 and gain on debt cancellation in the 2004 period of $1,310.
     Our expenses for the three months ended June 30, 2005 decreased $3,918 from the 2004 period primarily as a result of decreased compensation and benefits of $1,652 and decreased settlements expense of $1,207 (included in other expenses).
     Our revenues for the three months ended June 30, 2005 consisted of commissions of $3,646, net principal transactions of $542, investment banking fees of $675, investment advisory fees of $206, interest and dividends of $444, syndicate and underwriting income of $86 and other income of $286. Our revenues for the three months ended June 30, 2004 consisted of commissions of $6,448, net principal transactions of $259, investment banking fees of $211, investment advisory fees of $45, interest and dividends of $416, syndicate and underwriting income of $93, gain on debt cancellation of $1,310 and other income of $490. Our expenses for the three months ended June 30, 2005 consisted of compensation and benefits of $4,590, brokerage, communication an clearance fees of $624, rent and occupancy of $667, professional services of $800 and other expenses of $1,183. Our expenses for the three months ended June 30, 2004 consisted of compensation and benefits of $6,242, brokerage, communication an clearance fees of $880, rent and occupancy of $1,007, professional services of $644 and other expenses of $3,009.
     The $2,802 (43.5%) decrease in commission income primarily resulted from the decrease in number of financial consultants in the 2005 period, from an average of 170 in the 2004 period to an average of 101 in the 2005 period.
     The $283 (109.3%) decrease in net principal transactions was primarily the result of a decrease in trading during the three months ended June 30, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED) (Dollars in Thousands, Except Share and Per Share Amounts)
     The $464 (219.9%) increase in investment banking fees was primarily the result of increased revenue from private placement and advisory assignments due to the increase in the number of professional staff in the corporate finance area of the investment banking department.
     The $161 (357.8%) increase in investment advisory fees was due to an increase in assets under management, primarily relating to customers associated with our recently hired employees.
     The $1,652 (26.5%) decrease in compensation and benefits expense was primarily due to the net decrease in revenues.
     The $256 (29.1%) decrease in brokerage, communication and clearance fees is primarily due to the decrease in proprietary trading activities in 2005 compared to 2004, as well as decreased commission business.
     The $156 (24.2%) increase in professional services was primarily due to increases in legal fees in the 2005 period, primarily relating to the litigation with our insurance carrier relating to our September 11, 2001 claim.
     The $415 (78.4%) decrease in interest expense is primarily due to the conversion of our $18,010 senior convertible notes to equity during the first quarter of 2005.
     The $1,355 (61.1%) decrease in other expenses is primarily due to a decrease in settlements expense and adjustments to arbitration and litigation reserves of $1,207 in the 2005 period compared to the 2004 period.
     Income tax expense for the three months ended June 30, 2005 was $14 compared to an income tax expense of $4 in 2004. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2004 and for the three months ended June 30, 2004 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2005 and 2004 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.
     Six months ended June 30, 2005 versus six months ended June 30, 2004
     Our revenues for the six months ended June 30, 2005 decreased $10,689 from 2004 primarily as a result of decreased commissions of $10,036, decreased net principal transactions of $322, net of increased investment banking fees of $1,531.
     Our expenses for the six months ended June 30, 2005 increased $9,601 from the 2004 period primarily as a result of the $19,359 inducement expense recorded in the 2005 period, net of decreased compensation and benefits of $6,898, decreased brokerage, communication and clearance fees of $693, decreased rent and occupancy of $742 and decreased interest of $520.
     Our revenues for the six months ended June 30, 2005 consisted of commissions of $7,515, net principal transactions of $1,123, investment banking fees of $1,971, investment advisory fees of $323, interest and dividends of $823, syndicate and underwriting income of $204 and other income of $608. Our revenues for the six months ended June 30, 2004 consisted of commissions of $17,551, net principal transactions of $1,445, investment banking fees of $440, investment advisory fees of $82, interest and dividends of $859, syndicate and underwriting income of $155, gain on debt cancellation of $1,310 and other income of $1,414.
     Our expenses for the six months ended June 30, 2005 consisted of compensation and benefits of $10,204, brokerage, communication and clearance fees of $1,225, rent and occupancy of $1,344, professional services of $1,918, inducement expense on the conversion of debt of $19,359 and other expenses of $3,520. Our expenses for the six months ended June 30, 2004 consisted of compensation and benefits of $17,102, brokerage, communication and clearance fees of $1,918, rent and occupancy of $2,086, professional services of $2,027 other expenses of $4,836.
     The $10,036 (57.2%) decrease in commission income primarily resulted from the decrease in number of financial consultants in the 2005 period, from an average of 173 in the 2004 period to an average of 101 in the 2005 period.
     The $322 (22.3%) decrease in net principal transactions was primarily the result of a decrease in trading income during the six months ended June 30, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED) (Dollars in Thousands, Except Share and Per Share Amounts)
     The $1,531 (348.0%) increase in investment banking fees was primarily the result of increased revenue from private placement and advisory assignments due to the increase in the number of professional staff in the corporate finance area of the investment banking department.
     The $6,898 (40.3%) decrease in compensation expense was primarily due to the net decrease in revenues.
     The $693 (36.1%) decrease in brokerage, communication and clearance fees is primarily due to the decrease in proprietary trading activities in 2005 compared to 2004, as well as decreased commission business.
     The $742 (35.6%) decrease in rent, occupancy, net of sublease revenues was primarily due to the sublet of one of our floors at our Madison Avenue (New York City) office in September 2004.
     The $520 (48.5%) decrease in interest expense is primarily due to the conversion of our senior convertible promissory notes to equity during the first quarter of 2005.
     Income tax expense for the six months ended June 30, 2005 was $26 compared to an income tax benefit of $99 in 2004, primarily resulting from the reversal of prior period income tax over-accruals in the 2004 period. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2004 and for the six months ended June 30, 2005 and that we continue to be affected by conditions in the economy, management has determined that a valuation allowance at June 30, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2005 and 2004 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.
Liquidity and Capital Resources
     Approximately 63.2% of our assets at June 30, 2005 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At June 30, 2005, Ladenburg’s regulatory net capital, as defined, of $2,620 which exceeded its minimum capital requirement of $250 by $2,370. On August 1, 2005, we made a capital contribution to Ladenburg in the amount of $3,000, increasing Ladenburg’s regulatory capital to approximately $5,200, which exceeds its minimum net capital requirement of $250 by $4,950. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.
     Our primary sources of liquidity include the sale of our securities, financing activities and our anticipated cash inflows from operations.
     Net cash flows used in operating activities for the six months ended June 30, 2005 was $5,393 as compared to $1,549 for the 2004 period.
     Net cash flows used in investing activities for the six months ended June 30, 2005 was $191 compared to $287 for the 2004 period. The difference is primarily attributable to a $115 decrease in the amount of capital expenditures during the 2005 period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED) (Dollars in Thousands, Except Share and Per Share Amounts)
     The capital expenditures of $191 and $306 for the six months ended June 30, 2005 and 2004, respectively, related principally to leasehold improvements and enhancements to computer equipment.
     There was $9,132 of cash flows provided by financing activities for the six months ended June 30, 2005, primarily representing $3,500 from the issuance of promissory notes, $2,803 from our private equity offering, $3,977 from the issuance of our common stock, net of $1,155 paid to repurchase 4,620,501 shares of our common stock outstanding. There was $241 of cash flows provided from financing activities for the six months ended June 30, 2004, primarily representing $812 of net contributions from limited partners of discontinued operations and $430 from the issuance of our common stock pursuant to our Employee Stock Purchase Plan and the exercise of stock options from our 1999 Performance Equity Plan.
     We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $2,485 in 2005 and approximately $5,142 per year until 2015. Such amounts exclude the lease referred to in the following paragraph. In addition, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.
     Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $3,339, payable $351 in 2005, $703 per year from 2006 through 2009 and $176 thereafter. In addition, minimum payments for the period from September 11, 2001 through June 30, 2005, which were not paid by Ladenburg Capital, amounted to $2,473. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit has been stayed due to the landlord’s bankruptcy. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at June 30, 2005 and December 31, 2004. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.
     In conjunction with the May 2001 acquisition of Ladenburg, we issued a total of $20,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley, Berliner and Frost-Nevada (which was subsequently assigned to Frost-Nevada Investments Trust). The $10,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg, bore interest at 7.5% per annum, and the $10,000 principal amount of the note issued to Frost-Nevada bore interest at 8.5% per annum. The notes were convertible into a total of 11,296,746 shares of our common stock and secured by a pledge of the stock of Ladenburg.
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
     In November 2004, we entered into an amended debt conversion agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together with accrued interest, into our common stock. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share.
     The debt conversion transaction was approved by our shareholders at our annual shareholders’ meeting held on January 12, 2005 and closed on March 11, 2005. As a result, approximately $22,699 of principal and accrued interest was converted into 51,778,678 shares of our common stock, for an average conversion price of

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED) (Dollars in Thousands, Except Share and Per Share Amounts)
approximately $0.44 per share. Although for accounting purposes, we recorded a pre-tax charge of approximately $19,359 upon the closing of this transaction, reflecting the expense attributable to the reduction in the conversion price of the notes to be converted, the net effect on our balance sheet was an increase to shareholders’ equity of approximately $22,699 (without giving effect to any sale of common stock related to the private financing). As part of the debt conversion agreement, each of Frost Trust and New Valley purchased $5,000 of our common stock at $0.45 per share, resulting in an additional increase to our shareholders’ equity of $10,000.
     In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven and in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven. The balance of the remaining loan, consisting of $1,333 of principal, is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of June 30, 2005 was $157. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
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
     We borrowed $1,750 from New Valley and $1,750 from Frost Trust in 2004 and an additional $1,750 from each of them in the first quarter of 2005. These notes, together with accrued interest, payable at 2% above the prime rate, were delivered for cancellation in March 2005 as payment, along with $2,890 in cash, for New Valley’s and Frost Trust’s purchase of $10,000 of our common stock.
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
     Our liquidity position continues to be adversely affected by our inability to generate cash from operations and we are currently re-examining our capital needs to support our liquidity and capital base for the near term. We have been forced to cut expenses in the past as necessary such as reducing the size of our workforce as well as implementing other cost-cutting procedures throughout our operations. As a result of decreased revenues, we have continued to reduce expenses. Commencing in April 2005, as part of our new business plan, we employed several new employees and in connection with their employment agreements, have committed to incur certain expenses to grow our asset management, wealth management and alternative investments areas of our business. At June 30, 2005, we had 174 employees. After reviewing our current operations and financial position, we believe we have adequate cash and regulatory capital to fund our current level of operating activities through June 30, 2006.
     Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account current and future business needs as well as regulatory capital requirements of our broker-dealer subsidiary. If, based on these reviews, it is

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED) (Dollars in Thousands, Except Share and Per Share Amounts)
determined that we require additional funds to support our liquidity and capital base or to grow our business, we would seek to raise additional capital through available sources, including through borrowing additional funds on a short-term basis from our shareholders, clearing brokers or from other parties. Additionally, we may seek to raise money through a private placement, a rights offering or other type of financing. If we continue to be unable to generate cash from operations and are unable to find alternative sources of funding as described above, it would have an adverse impact on our liquidity and operations.
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
     We maintain inventories of trading securities. At June 30, 2005, the fair market value of our inventories was $231 in long positions and $4 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at June 30, 2005 will not have a material adverse effect on our consolidated financial position or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Other than as reported on Current Reports on Form 8-K filed during the quarter ended June 30, 2005, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during such quarter.
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

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: August 12, 2005	By:	/s/ Salvatore Giardina
Salvatore Giardina
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)