Form 10-Q
period 2005-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2005-11-14
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
Commission File Number 1-15799
Ladenburg Thalmann Financial Services Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0701248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

590 Madison Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)
(212) 409-2000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 11, 2005, there were outstanding 127,525,619 shares of the registrant’s Common Stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS

Cash and cash equivalents	$5,776	$1,720
Trading securities owned	236	153
Due from affiliates	—	121
Receivables from clearing brokers	12,383	10,348
Exchange memberships owned, at historical cost	1,501	1,501
Furniture, equipment and leasehold improvements, net	2,478	2,866
Restricted cash	6,421	—
Other restricted assets	1,062	1,060
Other assets	1,649	3,862

Total assets	$31,506	$21,631

LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)

Securities sold, but not yet purchased	$3	$28
Accrued compensation	1,896	2,009
Accounts payable and accrued liabilities	5,381	6,366
Deferred rent credit	4,091	4,096
Accrued interest	179	2,750
Accrued interest to former parent	956	2,542
Due to affiliate	—	33
Funds received in advance — private equity offering	6,421	—
Notes payable	6,333	9,833
Senior convertible notes payable	—	18,010

Total liabilities	25,260	45,667

Commitments and contingencies	—	—

Shareholders’ equity (capital deficit):
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; shares issued and outstanding, 127,525,619 and 46,683,270	13	5
Additional paid-in capital	116,252	58,674
Unearned employee stock-based compensation	(1,120)	—
Accumulated deficit	(108,899)	(82,715)

Total shareholders’ equity (capital deficit)	6,246	(24,036)

Total liabilities and shareholders’ equity (capital deficit)	$31,506	$21,631

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Commissions	$4,804	$4,087	$12,319	$21,638
Principal transactions, net	790	300	1,913	1,745
Investment banking fees	1,406	334	3,377	774
Investment advisory fees	402	45	725	127
Interest and dividends	497	315	1,320	1,174
Syndications and underwritings	124	139	328	294
Gain on debt cancellation	—	—	—	1,310
Other	596	418	1,204	1,832

Total revenues	8,619	5,638	21,186	28,894

Expenses:
Compensation and benefits	6,499	4,414	16,437	21,516
Non-cash compensation	215	—	481	—
Brokerage, communication and clearance fees	614	672	1,839	2,590
Rent and occupancy, net of sublease revenues	644	1,004	1,988	3,090
Professional services	502	587	2,420	2,614
Interest	126	551	679	1,624
Write-off of leasehold improvements, net	—	546	—	546
Depreciation and amortization	199	267	620	769
Debt conversion expense	—	—	19,359	—
Other	961	2,217	3,507	5,478

Total expenses	9,760	10,258	47,330	38,227

Loss from continuing operations before income taxes (benefit)	(1,141)	(4,620)	(26,144)	(9,333)

Income taxes (benefit)	14	21	40	(78)

Loss from continuing operations	(1,155)	(4,641)	(26,184)	(9,255)

Loss from discontinued operations, net of limited partners’ interest and income taxes	—	(5)	—	(56)

Net loss	$(1,155)	$(4,646)	$(26,184)	$(9,311)

Loss per Common Share (basic and diluted):
Continuing operations	$(0.01)	$(0.10)	$(0.26)	$(0.21)
Discontinued operations	—	—	—	—

Net loss	$(0.01)	$(0.10)	$(0.26)	$(0.21)

Number of shares used in computation (basic and diluted)	126,384,353	46,232,704	101,091,673	44,675,200

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(Dollars in Thousands)
(Unaudited)

				Unearned
			Additional	Employee
	Common Stock		Paid-In	Stock- based	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2004	46,683,270	$5	$58,674	$—	$(82,715)	$(24,036)

Issuance of shares of common stock under employee stock purchase plan	475,284	—	225	—	—	225

Proceeds from exercise of stock options	15,000	—	7	—	—	7

Issuance of shares of common stock under performance equity plan	580,000	—	261	—	—	261

Issuance of shares of common stock to employees pursuant to stock purchase agreements	10,391,666	1	6,262	(1,587)	—	4,676

Stock options granted to Advisory Board	—	—	14	—	—	14

Amortization of unearned employee stock-based compensation	—	—	—	467	—	467

Conversion of senior convertible debt	51,778,678	5	42,053	—	—	42,058

Issuance of shares of common stock pursuant to private equity offering, net	22,222,222	2	9,911	—	—	9,913

Repurchase of shares of common stock	(4,620,501)	—	(1,155)	—	—	(1,155)

Net loss	—	—	—	—	(26,184)	(26,184)

Balance, September 30, 2005	127,525,619	$13	$116,252	$(1,120)	$(108,899)	$6,246

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(26,184)	$(9,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	620	769
Adjustment to deferred rent credit	(5)	71
Accrued interest	651	1,537
Write-off of leasehold improvements, net	—	546
Limited partners’ interest in discontinued operations	—	323
Debt conversion expense	19,359	—
Non-cash compensation expense	481	—
Gain on debt extinguishment	—	(1,310)
Other	—	4

Decrease (increase) in operating assets:
Trading securities owned	(83)	636
Receivables from clearing brokers	(2,035)	9,204
Assets of discontinued operations	—	1,927
Due from affiliates	121	448
Other assets	2,213	525

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(25)	(4,010)
Accrued compensation	(113)	(1,112)
Accounts payable and accrued liabilities	(993)	352
Due to affiliates	(33)	—
Liabilities of discontinued operations	—	(3,312)

Net cash used in operating activities	(6,026)	(2,713)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(233)	(319)
Proceeds from sale of equipment	—	19

Net cash used in investing activities	(233)	(300)

Cash flows from financing activities:
(Increase) decrease in restricted assets	(6,423)	2
Repayment of senior convertible note payable	—	(1,000)
Issuance of common stock	5,169	507
Repurchase of common stock	(1,155)	—
Issuance of promissory notes	3,500	1,000
Private equity offering	2,803	—
Funds received in advance — private equity offering	6,421	—
Distributions to limited partners of discontinued operations	—	(543)
Contributions from limited partners of discontinued operations	—	1,158

Net cash provided by financing activities	10,315	1,124

Net increase (decrease) in cash and cash equivalents	4,056	(1,889)
Cash and cash equivalents, beginning of period	1,720	3,412

Cash and cash equivalents, end of period	$5,776	$1,523

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Dollars in Thousands)
(Unaudited)

	Nine months Ended September 30,
	2005	2004
Supplemental cash flow information:

Interest paid	$6	$70

Taxes paid	13	—

Non-cash financing transactions:

Conversion of senior convertible notes ($18,010) and accrued interest ($4,689) into common shares	$22,699	$—

Common shares purchased pursuant to private placement by exchanging notes payable ($7,000) and accrued interest ($110)	7,110	—

Settlement of liability with shares of common stock (See Note 6)	—	1,420
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

The interim financial data as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

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

One of the Company’s wholly-owned subsidiaries, Highland Fund Management Inc. (f/k/a Ladenburg Capital Fund Management Inc.) (“LCFM”), was sold as of December 31, 2004 to an entity owned by three of the Company’s directors. LCFM is the general partner of a limited partnership investment fund. Accordingly, the accounts of LCFM and its limited partnership are no longer consolidated with the Company’s accounts, effective December 31, 2004, and the results of operations of the limited partnership for the three months and nine months ended September 30, 2004 have been reclassified and presented as loss from discontinued operations in the accompanying statement of operations. In addition, the limited partners’ equity in the fund is shown as limited partners’ interest in discontinued operations. In addition, in March 2004, the Company sold one of its registered investment advisor subsidiaries, Financial Partners Capital Management, Inc. (“FPCM”), to one of its employees. FPCM provided investment advisory and financial planning services. FPCM’s results of operations are reflected as discontinued operations. Revenues attributable to discontinued operations amounted to $920 in the nine months ended September 30, 2004.

Organization

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading, research, investment banking and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, the NYSE, National Association of Securities Dealers, Inc. (“NASD”), Commodities Futures Trading Commission and National Futures Association. (See Note 5.)

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

Exchange memberships owned, which include among others, seats on the New York Stock Exchange, American Stock Exchange and Chicago Board Options Exchange, are valued at cost.

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

Ladenburg and its subsidiaries file a consolidated federal income tax return and certain combined state and local income tax returns. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2005 and December 31, 2004, the valuation allowance was approximately $25,521 and $22,841, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS No. 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the Company’s 1999 Performance Equity Plan (the “Option Plan”) and all options granted outside the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on the Company’s net loss for the three-month and nine-month periods ended September 30, 2005 and 2004, had the Company elected to recognize compensation expense for its outstanding stock options, consistent with the method prescribed by SFAS No. 123.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,155)	$(4,646)	$(26,184)	$(9,311)

Stock-based employee compensation determined under the fair value based method	(612)	(441)	(1,705)	(1,285)

Pro forma net loss	$(1,767)	$(5,087)	$(27,889)	$(10,596)

Net loss per Common Share (basic and diluted), as reported	$(0.01)	$(0.10)	$(0.26)	$(0.21)

Pro forma net loss per Common Share (basic and diluted)	$(0.01)	$(0.11)	$(0.28)	$(0.24)

During the nine months ended September 30, 2005, options to purchase 3,524,500 shares of common stock were granted under the Option Plan and 14,000,000 were granted outside of the Option Plan. The per share weighted average fair value of stock options granted during the first, second and third quarters of 2005 was $0.46, $0.50 and $0.56, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	First Quarter	Second Quarter	Third Quarter
	2005	2005	2005
Risk free interest rate	4.50%	4.00%	4.22%
Volatility	102.05%	67.63%	38.20%
Dividend yield	0	0	0
Expected lives	10 years	10 years	10 years

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. The effective date of SFAS No. 123R for the Company is January 1, 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options unless options granted have an exercise price below the market value on the date of grant. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

3.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, as of September 30, 2005 and December 31, 2004 are as follows:

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
September 30, 2005
Common stock	$81	$—
Municipal obligations	85	—
Corporate bonds	70	3

	$236	$3

December 31, 2004
Common stock	$71	$23
Municipal obligations	53	—
Corporate bonds	29	5

	$153	$28

As of September 30, 2005 and December 31, 2004, approximately $236 and $138, respectively, of the securities owned are deposited with the Company’s clearing broker and, pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.

4.	Shareholders’ Equity

Employee Stock Purchase Plan

In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock. Option periods have been initially set at three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the nine-month period ended September 30, 2005, 475,284 shares of the Company’s common stock were issued to employees under the Purchase Plan, at a weighted average price of $0.47 per share, resulting in a capital contribution of $225.

1999 Performance Equity Plan

In 1999, the Company adopted the Option Plan which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
performing services for the Company, as designated by the board of directors. There are 10,000,000 shares of common stock authorized for issuance under the Option Plan and the limit on grants to any individual is 1,000,000 shares per calendar year. As of September 30, 2005, there were 9,266,032 shares of common stock available for issuance under the Option Plan, of which options to purchase 9,173,071 shares have been granted.

During the nine-month period ended September 30, 2005, three participants in the Option Plan exercised stock options to purchase a total of 15,000 shares of common stock at $.45 per share, resulting in a capital contribution of $7.

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

On June 1, 2005, Ladenburg entered into several employment agreements with newly hired employees, and in connection therewith, granted the employees options to purchase an aggregate of 750,000 shares of the Company’s common stock at an exercise price $0.645 per share. The options, which expire on June 1, 2015, will vest 25% on each of the first four anniversaries of the date of grant. In addition, the Company granted these employees the opportunity to purchase an aggregate of 580,000 shares of its common stock, under the Option Plan, at an exercise price of $0.45 per share, which they did in June 2005, resulting in a capital contribution of $261.

On August 18, 2005, the Company granted several of its employees stock options to purchase an aggregate of 1,394,500 shares of the Company’s common stock at an exercise price $0.58 per share. The options, which expire on August 17, 2015, will vest 25% on each of the first four anniversaries of the date of grant.

On September 1, 2005, the Company granted its Advisory Board stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price $0.51 per share. The options, which expire on August 31, 2015, will vest 25% on each of the first four anniversaries of the date of grant. The Company recorded a charge of $14 for the fair value of the options for the three and nine month periods ended September 30, 2005 based on the Black-Scholes option pricing model utilizing the following assumptions: stock price of $0.61, risk-free interest rate of 4.20%, volatility of 100.50%, and term of ten years. The Company will record additional expenses relating to these options as these options vest at the then market price.

Other Stock Options

On March 4, 2005, the Company entered into an employment agreement with a newly employed chief executive officer and in connection therewith granted him options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.465 per share. 500,000 options vested immediately upon grant and the remainder of the options will vest as to 1,125,000 shares on each of the first four anniversaries of the grant date. The Company also sold to the officer 2,222,222 shares of its common stock for $1,000, or $0.45 per share, on March 11, 2005.

On March 25, 2005, Ladenburg entered into an employment agreement with a newly employed director of institutional sales and in connection therewith granted him options to purchase 1,500,000 shares of the Company’s common stock at an exercise price $0.64 per share. The option, which expires on March 28, 2015, will vest as to 250,000 shares on each of the first four anniversaries of the date of grant. An additional 125,000 shares will vest on the third anniversary of the date of grant and an additional 375,000 shares will vest on the fourth anniversary of the date of grant provided that the Commission Shares (defined below) have been

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
purchased. In addition, he committed to purchase an additional 2,500,000 shares (“Commission Shares”) of the Company’s common stock at $0.64 per share solely through the use of compensation to be earned by him. In addition, the Company sold to him 1,000,000 shares of its common stock at an exercise price of $0.45 per share, on March 28, 2005. No compensation has been earned by the employee through September 30, 2005 that would require the purchase of Commission Shares.

In March 2005, in connection with the resignation of the Company’s then current chief executive officer, 1,500,000 unvested stock options previously granted to him (outside of the Option Plan referred to above) expired.

On June 1, 2005, Ladenburg entered into several employment agreements with newly employed executives and in connection therewith granted the executives options to purchase an aggregate of 6,500,000 shares of the Company’s common stock at an exercise price $0.645 per share. The options, which expire on June 1, 2015, will vest at various periods through June 30, 2009. In addition, one of the executives committed to purchase up to an additional 500,000 shares (“Commission Shares”) of the Company’s common stock at $0.645 per share solely through the use of compensation to be earned by him. No compensation has been earned by the executive through September 30, 2005 that would require the purchase of Commission Shares. In addition, the Company sold to these executives an aggregate of 4,669,444 shares of its common stock at an exercise price of $0.45 per share in June 2005, resulting in a capital contribution of $2,101.

On July 18, 2005, Ladenburg entered into an employment agreement with a newly employed executive and in connection therewith granted him an option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price $0.58 per share. The option, which expires on July 17, 2015, will vest as to 250,000 shares on each of the first four anniversary dates. In addition, the executive committed to purchase up to an additional 1,000,000 shares (“Commission Shares”) of the Company’s common stock at $0.58 per share solely through the use of compensation to be earned by him. No compensation has been earned by the executive through September 30, 2005 that would require the purchase of Commission Shares. In addition, the Company sold to this executive 1,000,000 shares of its common stock at an exercise price of $0.45 per share in July 2005, resulting in a capital contribution of $450.

In August 2005, Ladenburg entered into employment agreements with two newly employed executives and in connection therewith the Company sold to these executives an aggregate of 1,500,000 shares of its common stock at an exercise price of $0.45 per share in September 2005, resulting in a capital contribution of $675. In addition, one of the executives committed to purchase up to an aggregate amount of 3,500,000 shares (“Commission Shares” and “Incentive Shares”) of the Company’s common stock at $0.53 per share solely through the use of compensation to be earned by them. No compensation has been earned by the executive through September 30, 2005 that would require the purchase of Commission Shares or Incentive Shares.

For sales of the Company’s common stock to newly employed executives, where the sales price was below the fair market value of the stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense of $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation is being amortized over the initial term of the executives’ employment agreements, which are generally one to two years. During the three months and nine months ended September 30, 2005, the Company amortized non-cash compensation expense of $201 and $467, respectively. At September 30, 2005, unearned employee stock-based compensation amounted to $1,120.

Repurchase of Common Stock Outstanding

On April 14, 2005, the Company repurchased 4,620,501 shares (“Shares”) of the Company’s common stock from Berliner Effektengesellschaft AG (“Berliner”) pursuant to a written agreement between the Company and Berliner. Pursuant to the agreement, the Company paid Berliner $1,155, or $0.25 per share, for the Shares. The Shares were returned to the status of authorized but unissued shares. (See Note 9)

Private Placement Offering

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
In July 2005, the Company commenced a private placement of up to 22,222,222 shares of its common stock at $0.45 per share, to raise up to $10,000. Any funds received by the Company from the private placement will be utilized for general corporate purposes. These securities will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. As of September 30, 2005, the Company has received approximately $6,421 from non-affiliated investors for the purchase of 14,268,778 shares of its common stock. Such amount is included in restricted assets with a corresponding amount included in liabilities until the closing of the private placement. Management expects the closing of the private placement to be during the fourth quarter of 2005. In addition, as of September 30, 2005, the Company has received commitments relating to the private placement (which portion is subject to stockholder approval), from directors, employees and affiliated investors, aggregating approximately $2,840. However, no assurances can be given that these transactions will take place.

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. In January 2005, June 2005 and August 2005, LTS made capital contributions to Ladenburg in the amount of $2,000, $1,000 and $3,000, respectively. Also in January 2005, Ladenburg collected an aggregate of $1,177 of receivables from Ladenburg Capital and LTS. These transactions, resulting in an increase to Ladenburg’s regulatory net capital of $7,177, were partially offset by Ladenburg’s loss from operations for the nine months ended September 30, 2005. At September 30, 2005, Ladenburg had net capital, as defined, of $ 4,965, which exceeded its minimum capital requirement of $250 by $ 4,715.

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

As of September 30, 2005, the leases and subleases, exclusive of the lease relating to premises vacated by Ladenburg Capital due to the events of September 11, 2001 referred to below, provide for minimum lease payments and sublease rentals, net of lease abatement and exclusive of escalation charges, as follows:

Year Ending	Lease	Sublease
December 31,	Commitments	Rentals	Net
2005 (three months)	$1,256	$885	$371
2006	4,925	3,543	1,382
2007	5,154	3,332	1,822
2008	5,632	3,415	2,217
2009	5,386	3,415	1,971
Thereafter	30,819	9,015	21,804

Total	$53,172	$23,605	$29,567

In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
The deferred rent credit shown in the consolidated statement of financial condition represents 1) the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis of $3,648 and 2) the fair value of the Company’s remaining obligation relating to subleased office space of $443, which increased by $84 from $359 at December 31, 2004.

As of September 30, 2005, Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments at September 30, 2005, aggregating approximately $3,164, payable $176 in 2005, $703 per year from 2006 through 2009 and $176 in 2010. In addition, minimum payments for the period from September 11, 2001 through September 30, 2005 which were not paid by Ladenburg Capital amounted to $2,649. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease. This lawsuit is pending in bankruptcy court; Ladenburg Capital’s motion to remand the case to New York State Supreme Court is currently pending in federal district court. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at September 30, 2005 and December 31, 2004. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.

At September 30, 2005 and December 31, 2004, Ladenburg has utilized a letter of credit in the amount of $1,000 that is collateralized by Ladenburg’s marketable securities, in the amount of $1,051 and $1,060, respectively, (shown as restricted assets on the condensed consolidated statement of financial condition) as collateral for the lease of the Company’s Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006.

Litigation and Regulatory Matters

On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. Ladenburg Capital and Ladenburg are insured for loss caused by physical damage to property, including repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. In September 2005, Ladenburg and Ladenburg Capital settled their claim with the insurance carrier for a total of $2,350. The excess of the insurance reimbursement over the $2,118 receivable previously reflected in other assets, amounted to $232 which is included in other income in the Company’s statement of operations for the three and nine months ended September 30, 2005.

The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of September 30, 2005, the Company’s subsidiaries are defendants in several various pending arbitrations claiming substantial amounts of damages. One claim pending as of March 31, 2005, was seeking compensatory damages of $6,000. The claimants in this customer case have withdrawn their claims. In June 2005, the arbitration panel granted Ladenburg’s motion to dismiss the claims with prejudice.

On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part; Ladenburg’s motion to reconsider portions of that decision is currently pending. The Company believes the plaintiffs’ claims in this action are without merit and intends to vigorously defend against them.

In March 2004, Ladenburg was served with an amended complaint in a lawsuit filed by Exotics.com, Inc. in the Superior Court of the State of California for the County of Los Angeles adding Ladenburg and a number of other parties as defendants. The amended complaint, which sought unspecified damages, alleged that defendants other than Ladenburg converted the plaintiff company’s licensing rights and other intellectual property, and that Ladenburg was involved in a conspiracy to manipulate the company’s stock, apparently through purportedly improper short sales. The claims were for conspiracy, conversion, breach of fiduciary duty, fraud, violations of California state securities law and other related claims. Ladenburg’s motion to dismiss was granted in part and the plaintiff was given leave to file an amended complaint. The plaintiff filed a new amended complaint; Ladenburg moved to dismiss the new amended complaint, which was dismissed in its entirety as to Ladenburg with prejudice in July 2005.

In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg and the NASD have resolved this matter. On March 23, 2005, without admitting or denying the NASD’s allegations or findings, Ladenburg consented to entry of an Acceptance, Waiver and Consent in which the NASD found that Ladenburg violated NASD Conduct Rule 2440, NASD Interpretive Memorandum 2440(c)(5), and NASD Conduct Rules 2110 (by virtue of violating Sections 17(a)(2) and (3) of the Securities Act of 1933), 3010 and 2110. In connection with the settlement, Ladenburg has agreed to reimburse customers approximately $1.2 million, plus interest. Ladenburg was also censured and agreed to a fine in the amount of $275. A liability of $1,555 related to the settlement was provided at December 31, 2004. The $275 fine was paid in March 2005, and in June 2005, Ladenburg reimbursed these customers approximately $1.2 million plus $153 of interest. In addition, Ladenburg has implemented recommendations made by an independent consultant relating to Ladenburg’s policies and procedures concerning the above-mentioned NASD rules.

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

In November 2004, Ladenburg and Ladenburg Capital were served with an amended complaint in a lawsuit filed by Alan Sporn and Trident Systems, Inc. in the United States District Court for the Central District of California adding Ladenburg, Ladenburg Capital and a number of other firms as defendants. The amended complaint alleged that Ladenburg and Ladenburg Capital, as well as all other market makers in the plaintiff company’s stock, the Depository Trust Company and the National Securities Clearing Corporation, violated various federal and California statutes and regulations, and committed common law fraud and negligence, purportedly by engaging in improper short sales of Trident’s stock. The plaintiffs were seeking compensatory damages against all defendants aggregating approximately $152,000 and unspecified punitive damages. In July 2005, after Ladenburg filed its most recent motion to dismiss, the new amended complaint was dismissed with prejudice pursuant to a court-ordered stipulation.

With respect to certain arbitration, litigation and regulatory matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability for potential arbitration and lawsuit losses of approximately $3,103 at September 30, 2005, and $3,826 at December 31, 2004 (included in accounts payable and accrued liabilities). During the three months and nine months ended September 30, 2005, various settlements, including the settlements described above net of certain favorable settlements, resulted in a charge to operations of $244 and $1,306, respectively, (included in other expenses). With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.	Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a fiscal tax year ending September 30th.

The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of September 30, 2005, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to approximately $25,521. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2004, 2003 and 2002 and for the nine months ended September 30, 2005, management has determined that a valuation allowance at September 30, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2005, the Company had net operating loss carryforwards of approximately $50,007, expiring in various years from 2015 through 2025. The Company’s ability to use such carryforwards to reduce future taxable income is subject to limitations attributable to equity transactions in March 2005 (see Note 9) that have resulted in a change of ownership as defined in Internal Revenue Code Section 382.

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

The clearing operations for the Company’s securities transactions are provided by one clearing broker. At September 30, 2005 and December 31, 2004, substantially all of the securities owned and the amounts due from clearing broker reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

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

Aggregate maturities of the $6,333 of notes payable at September 30, 2005 are as follows:

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
Other Notes Payable

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
On March 27, 2002, the Company borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on December 31, 2003. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (defined below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven and in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven. The balance of the remaining loan, consisting of $1,333 of principal, is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of September 30, 2005 was $179. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

The Company borrowed $1,750 from New Valley and $1,750 from Frost Trust in 2004 and an additional $1,750 from each of them in the first quarter of 2005. These notes, together with accrued interest, payable at 2% above the prime rate, were cancelled in March 2005 as payment, along with $2,890 in cash, for New Valley’s and Frost Trust’s purchase of $10,000 of the Company’s common stock.

Liquidity

The Company’s liquidity position continues to be adversely affected by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. The Company decreased its total number of employees from 324 at December 31, 2003 to 172 at March 31, 2005. Commencing in April 2005, as part of management’s new business plan, the Company employed several new employees and in connection with their employment agreements, has committed to incur certain expenses to grow its asset management, wealth management and alternative investments areas of its business. At September 30, 2005, the Company had 169 employees.

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

On November 1, 2005, Ladenburg entered into a non-binding Letter of Intent with Fulcrum Global Partners LLC (“Fulcrum”), to acquire substantially all of the assets and business activities of Fulcrum. Fulcrum is an independent research-driven securities firm that has been providing unbiased research analysis and trade execution services for a wide range of institutional investors, mutual funds, pension funds, portfolio managers and hedge funds. The tentative purchase price is 12.5 million restricted shares of the Company’s common stock (subject to purchase price adjustments), the assumption of specified liabilities and up to an additional 15 million restricted shares of the Company’s common stock over a three-year period following the acquisition, based on specified financial targets tied to performance of the combined entity’s institutional business. The non-binding Letter of Intent is subject to due diligence, execution of definitive documentation and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be.

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
Recent Developments
     Private Placement Offering
     In July 2005, we commenced a private placement of our common stock for the sale of up to 22,222,222 shares of our common stock at a per-share offering price of $0.45. Any funds received by us from the private placement will be utilized for general corporate purposes. These securities will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. As of September 30, 2005, we have received approximately $6,421 from non-affiliated investors for the purchase of 14,268,778 shares of our common stock. Such funds are restricted and not available for general corporate purposes until the closing of the offering. We expect to the closing of the private placement to be during the fourth quarter of 2005. In addition, as of September 30, 2005, we have received commitments relating to the private placement (which portion is subject to stockholder approval), from directors, employees and affiliated investors, aggregating approximately $2,840. However, no assurances can be given that these transactions will take place.
     Letter of Intent
     On November 1, 2005, Ladenburg entered into a non-binding Letter of Intent with Fulcrum Global Partners LLC (“Fulcrum”), to acquire substantially all of the assets and business activities of Fulcrum. Fulcrum is an independent research-driven securities firm that has been providing unbiased research analysis and trade execution services for a wide range of institutional investors, mutual funds, pension funds, portfolio managers and hedge funds. The tentative purchase price is 12.5 million restricted shares of our common stock (subject to purchase price adjustments), the assumption of specified liabilities and up to an additional 15 million restricted shares of our common stock over a three-year period following the acquisition, based on specified financial targets tied to performance of the combined entity’s institutional business. The non-binding Letter of Intent is subject to due diligence, execution of definitive documentation and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be.
     Settlement of September 11th Insurance Claim
     On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. Ladenburg Capital and Ladenburg are insured for loss caused by physical damage to property, including repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. In September 2005, Ladenburg and Ladenburg Capital settled their claim with the insurance carrier for a total of $2,350. The excess of the insurance reimbursement over the $2,118 previously reflected as a receivable, amounted to $232.
     Debt Conversion and Private Financing
     In November 2004, we entered into an amended debt conversion agreement with New Valley and Frost Trust, the holders of our then outstanding $18,010 aggregate principal amount of senior convertible promissory notes, pursuant to which such parties agreed to convert their notes and accrued interest into common stock. Pursuant to the conversion agreement, the conversion price of the notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share. As part of the amended debt conversion

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
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
     On June 1, 2005, we hired several employees, including four experienced securities industry executives to senior corporate positions to help direct our continuing transformation initiatives. Bruce S. Mendelsohn was named senior executive vice president. L. Keith Mullins, Mark D. Coe and Michael J. Kramer were named as managing directors of Ladenburg. In connection with their employment, each purchased shares of our common stock as follows: Mr. Mendelsohn purchased 225,000 shares at $0.45 per share (an aggregate purchase price of approximately $101); Mr. Mullins purchased 2,222,222 shares at $0.45 per share (an aggregate purchase price of $1,000); Mr. Coe purchased 2,222,222 shares of our common stock at $0.45 per share (an aggregate purchase price of $1,000) and has committed to purchase an additional 500,000 shares of our common stock at $0.645 per share, solely through the use of compensation to be earned by him; Dr. Kramer purchased 450,000 shares at $0.45 per share under our Option Plan (an aggregate purchase price of approximately $203); and another employee purchased 130,000 shares at $0.45 per share under our Option Plan (an aggregate purchase price of approximately $59) . Additionally, we granted options to these individuals to purchase an aggregate of 7,250,000 shares of our common stock at $0.645 per share (750,000 shares under our Option Plan and 6,500,000 shares outside of our Option Plan). The options, which expire ten years from the date of grant, generally vest in four equal annual installments commencing on the first anniversary of the date of grant.
     On July 18, 2005, we hired Lawrence B. Weissman, an experienced portfolio manager and securities industry executive, as chief investment strategist of our asset management subsidiary, Ladenburg Thalmann Asset Management Inc. In connection with his employment, Mr. Weissman purchased 1,000,000 shares of our common stock at $0.45 per share (an aggregate purchase price of $450). In addition, Mr. Weissman has committed to purchase an additional 1,000,000 shares of our common stock at $0.58 per share, solely through the use of

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
compensation to be earned by him. Additionally, we have agreed to grant an option to Mr. Weissman to purchase up to 1,000,000 shares of our common stock at $0.58 per share. The option, which will expire ten years from the date of grant, will vest in four equal annual installments commencing on the first anniversary of the date of grant. We also agreed that after the first year of Mr. Weissman’s employment, we would grant Mr. Weissman an additional option to purchase up to 500,000 shares of our common stock at the fair value on the date of grant. This option, which will expire nine years from the date of grant, will vest in three equal annual installments commencing on the first anniversary of the date of grant.
     On August 12, 2005, we hired Barry Rabkin, a professional with extensive Wall Street experience. In connection with his employment, Mr. Rabkin purchased 1,000,000 shares of our common stock for $450, or $0.45 per share.
     On August 23, 2005, we hired Steven M. Cohen, a professional with extensive Wall Street experience. In connection with his employment, Mr. Cohen purchased 500,000 shares of our common stock for $225, or $0.45 per share. In addition, Mr. Cohen has committed to purchase an additional 3,500,000 shares of our common stock at $0.53 per share, solely through the use of compensation to be earned by him.
     For sales of our common stock to newly employed executives, where the sales price was below the fair market value of the stock on the effective date of the agreements, we recorded unearned stock-based compensation expense of $1,587, representing the difference between fair market value of the common stock and the sales price. Accordingly, during the three months and nine months ended September 30, 2005, we amortized non-cash compensation expense of $201 and $467, respectively. At September 30, 2005, unearned employee stock-based compensation amounted to $1,120.
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
     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $33 and $42 for the nine months ended September 30, 2005 and 2004, respectively.
     Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the landlord discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $3,103 and $3,826 for potential arbitration and lawsuit losses as of September 30, 2005 and December 31, 2004, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.
     September 11, 2001 Events. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. In September 2005, Ladenburg and Ladenburg Capital settled their claim with the insurance carrier for a total of $2,350. The excess of the insurance reimbursement over the $2,118 receivable previously reflected in other assets, amounted to $232, which is included in other income in our statement of operations.
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
     Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Changes in the fixed income and equity markets will impact our estimates of fair value in the future, potentially affecting principal trading revenues. The illiquid nature of certain securities or debt instruments also requires a high

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
degree of judgment in determining fair value due to the lack of listed market prices and the potential impact of the liquidation of our position on market prices, among other factors.
     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of September 30, 2005, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $25,521. After consideration of all the evidence, both positive and negative, especially the fact we have sustained recurring operating losses, we have determined that a valuation allowance at September 30, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2005, we had net operating loss carryforwards of approximately $50,145, expiring in various years from 2015 through 2025. The Company’s ability to use such carryforwards to reduce future taxable income is subject to limitations attributable to equity transactions in March 2005 (see “Recent Developments – Debt Conversion and Private Financing”) that have resulted in a change of ownership as defined in Internal Revenue Code Section 382.
     Expense Recognition of Employee Stock Options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Shared-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. The effective date of SFAS No. 123R for us is January 1, 2006. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options unless options granted have an exercise price below the market value on the date of grant. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
Results of Operations
    Three months ended September 30, 2005 versus three months ended September 30, 2004
     Our revenues for the three months ended September 30, 2005 increased $2,981 from 2004 primarily as a result of increased investment banking fees of $ 1,072, increased commissions of $717, and increased net principal transaction of $490.
     Our expenses for the three months ended September 30, 2005 decreased $498 from the 2004 period primarily as a result of decreased settlements expense of $831 (included in other expenses), decreased rent and occupancy of $360, the write-off of net leasehold improvements in the 2004 period of $546, net of increased compensation and benefits of $2,085 and a non-cash compensation charge of $215.
     Our revenues for the three months ended September 30, 2005 consisted of commissions of $4,804, net principal transactions of $790, investment banking fees of $1,406, investment advisory fees of $402, interest and dividends of $497, syndicate and underwriting income of $124 and other income of $596 . Our revenues for the three months ended September 30, 2004 consisted of commissions of $4,087, net principal transactions of $300, investment banking fees of $334, investment advisory fees of $45, interest and dividends of $315, syndicate and underwriting income of $139 and other income of $418. Our expenses for the three months ended September 30, 2005 consisted of compensation and benefits of $6,714, brokerage, communication an clearance fees of $614, rent and occupancy (net of sublease revenues) of $644, professional services of $502 and other expenses of $1,286. Our expenses for the three months ended September 30, 2004 consisted of compensation and benefits of $4,414 brokerage, communication and clearance fees of $672, rent and occupancy of $1,004, write-off of leasehold improvements of $546, professional services of $587 and other expenses of $3,035.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
     The $717 (17.5%) increase in commission income primarily resulted from an increase in institutional sales commissions due to employees hired during the 2005 period.
     The $490 (163.3%) increase in net principal transactions was primarily the result of an underwriting transaction in the 2005 period in which we were lead manager.
     The $1,072 (321.0%) increase in investment banking fees was primarily the result of an underwriting transaction in the 2005 period in which we were lead manager.
     The $357 (793.3%) increase in investment advisory fees was due to an increase in assets under management, primarily relating to customers associated with our recently hired employees.
     The $2,300 (52.1%) increase in compensation and benefits expense was primarily due to the net increase in revenues and the recording of non-cash compensation relating to the sale of our common stock to newly hired employees at prices below market value at the time of sale.
     The $360 (35.9%) decrease in rent and occupancy expense (net of sublease revenue) is primarily due to the sublease of one of our floors at our Madison Avenue (New York City) office in September 2004.
     The $425 (77.1%) decrease in interest expense is primarily due to the conversion of our $18,010 senior convertible notes to equity during the first quarter of 2005.
     The $1,256 (56.7%) decrease in other expenses is primarily due to a decrease in settlements expense and adjustments to arbitration and litigation reserves of $831 in the 2005 period compared to the 2004 period.
     Income tax expense for the three months ended September 30, 2005 was $14 compared to $21 in the 2004 period. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2004 and for the nine months ended September 30, 2005, management has determined that a valuation allowance at September 30, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2005 and 2004 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.
     Nine months ended September 30, 2005 versus nine months ended September 30, 2004
     Our revenues for the nine months ended September 30, 2005 decreased $7,708 from 2004 primarily as a result of decreased commissions of $ 9,319, a $1,310 gain on debt cancellation during the 2004 period, net of an increase in net principal transactions of $168 and increased investment banking fees of $2,603.
     Our expenses for the nine months ended September 30, 2005 increased $9,103 from the 2004 period primarily as a result of the $19,359 debt conversion expense recorded in the 2005 period, net of decreased compensation and benefits of $4,598, decreased brokerage, communication and clearance fees of $751, decreased rent and occupancy (net of sublease revenue) of $1,102 and decreased interest of $945.
     Our revenues for the nine months ended September 30, 2005 consisted of commissions of $12,319, net principal transactions of $1,913, investment banking fees of $3,377, investment advisory fees of $725, interest and dividends of $1,320, syndicate and underwriting income of $328 and other income of $1,204. Our revenues for the nine months ended September 30, 2004 consisted of commissions of $21,638, net principal transactions of $1,745, investment banking fees of $774, investment advisory fees of $127, interest and dividends of $1,174, syndicate and underwriting income of $294, gain on debt cancellation of $1,310 and other income of $1,832.
     Our expenses for the nine months ended September 30, 2005 consisted of compensation and benefits of $16,918, brokerage, communication and clearance fees of $1,839, rent and occupancy of $1,988, professional services of $2,420, debt conversion expense of $19,359 and other expenses of $4,806. Our expenses for the nine months ended September 30, 2004 consisted of compensation and benefits of $21,516, brokerage, communication

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
and clearance fees of $2,590, rent and occupancy of $3,090, professional services of $2,614, write-off of net leasehold improvements of $546 and other expenses of $7,871.
     The $9,319 (43.1%) decrease in commission income primarily resulted from the decrease in number of financial consultants in the 2005 period, from an average of 157 in the 2004 period to an average of 104 in the 2005 period.
     The $168 (9.6%) decrease in net principal transactions was primarily the result of a decrease in trading income during the nine months ended September 30, 2005.
     The $2,603 (336.3%) increase in investment banking fees was primarily the result of underwriting transactions in the 2005 period for which we were the lead manager.
     The $4,598 (21.4%) decrease in compensation expense was primarily due to the net decrease in revenues.
     The $751 (29.0%) decrease in brokerage, communication and clearance fees is primarily due to the decrease in proprietary trading activities in 2005 compared to 2004, as well as decreased commission business.
     The $1,102 (35.7%) decrease in rent and occupancy expense (net of sublease revenues) is primarily due to the sublet of one of our floors at our Madison Avenue (New York City) office in September 2004.
     The $945 (58.2%) decrease in interest expense is primarily due to the conversion of our senior convertible promissory notes to equity during the first quarter of 2005.
     The $1,971 (36.0%) decrease in other expenses is primarily due to a decrease in settlements expense and adjustments to arbitration and litigation reserves of $926 in the 2005 period compared to the 2004 period.
     Income tax expense for the nine months ended September 30, 2005 was $40 compared to an income tax benefit of $78 in 2004, primarily resulting from the reversal of prior period income tax over-accruals in the 2004 period. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2004 and for the nine months ended September 30, 2005, management has determined that a valuation allowance at September 30, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2005 and 2004 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.
Liquidity and Capital Resources
     Approximately 58.4 % of total assets consist of cash and cash equivalents, securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At September 30, 2005, Ladenburg’s regulatory net capital, as defined, of $4,965 which exceeded its minimum capital requirement of $250 by $4,715. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. Ladenburg, as

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
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
     Net cash flows used in operating activities for the nine months ended September 30, 2005 was $6,026 as compared to $2,713 for the 2004 period.
     Net cash flows used in investing activities for the nine months ended September 30, 2005 was $233 compared to $300 for the 2004 period. The difference is primarily attributable to an $86 decrease in the amount of capital expenditures during the 2005 period.
     The capital expenditures of $233 and $319 for the nine months ended September 30, 2005 and 2004, respectively, related principally to leasehold improvements and enhancements to computer equipment.
     There was $10,315 of cash flows provided by financing activities for the nine months ended September 30, 2005, primarily representing $2,803 from our private equity offering, $3,500 from the issuance of promissory notes and $5,169 from the issuance of our common stock and our repurchase of our common stock for $1,155. There was $1,124 of cash flows provided from financing activities for the nine months ended September 30, 2004, primarily representing $1,000 from the issuance of promissory notes, $615 of net contributions from limited partners to discontinued operations, $507 from the issuance of our common stock pursuant to our Employee Stock Purchase Plan and the exercise of stock options from our 1999 Performance Equity Plan, net of a $1,000 repayment of a senior convertible note payable.
     We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $1,231 in 2005 and approximately $5,142 per year until 2015. Such amounts exclude the lease referred to in the following paragraph. In addition, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.
     Ladenburg Capital may have potential liability under a terminated lease for office space in New York City which it was forced to vacate during 2001 due to the events of September 11, 2001. Ladenburg Capital no longer occupies the space and believes it has no further lease obligation pursuant to the terms of the lease. This lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provides for future minimum payments aggregating approximately $3,164, payable $176 in 2005, $703 per year from 2006 through 2009 and $176 in 2010. In addition, minimum payments for the period from September 11, 2001 through September 30, 2005, which were not paid by Ladenburg Capital, amounted to $2,649. Ladenburg Capital is currently in litigation with the landlord in which it is seeking judicial determination of the termination of the lease; Ladenburg Capital’s motion to remand the case to New York State Supreme Court is currently pending in federal district court. If Ladenburg Capital is not successful in this litigation, it plans to sublease the property. Ladenburg Capital has provided for estimated costs in connection with this lease and has recorded a liability at September 30, 2005 and December 31, 2004. Additional costs may be incurred in connection with terminating this lease, or if not terminated, to the extent of foregone rental income in the event Ladenburg Capital does not sublease the office space for an amount at least equal to the lease obligations. Such costs may have a material adverse effect on Ladenburg Capital’s financial position and liquidity.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003 (the “Forbearance Interest Payments”). The holders of the senior convertible promissory notes subsequently agreed to extend the interest forbearance period to May 13, 2005 with respect to interest payments due through March 31, 2005. Interest on the deferred amounts accrued at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada Investments Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of December 31, 2004, accrued interest payments as to which a forbearance was received, amounted to $4,429. During the second quarter of 2004, we repurchased from Berliner $1,990 principal amount of the notes, plus $320 of accrued interest, for $1,000 in cash.
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
     In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven and in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven. The balance of the remaining loan, consisting of $1,333 of principal, is scheduled to be forgiven as follows: $667 in November 2005 and $666 in November 2006. Accrued interest on this loan as of September 30, 2005 was $179. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
(Dollars in Thousands, Except Share and Per Share Amounts)
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
     Our liquidity position continues to be adversely affected by our inability to generate cash from operations and we are currently re-examining our capital needs to support our liquidity and capital base for the near term. We have been forced to cut expenses in the past as necessary such as reducing the size of our workforce as well as implementing other cost-cutting procedures throughout our operations. As a result of decreased revenues, we have continued to reduce expenses. Commencing in April 2005, as part of our new business plan, we employed several new employees and in connection with their employment agreements, have committed to incur certain expenses to grow our asset management, wealth management and alternative investments areas of our business. At September 30, 2005, we had 169 employees. After reviewing our current operations and financial position, we believe we have adequate cash and regulatory capital to fund our current level of operating activities through September 30, 2006.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
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
     We maintain inventories of trading securities. At September 30, 2005, the fair market value of our inventories was $236 in long positions and $3 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at September 30, 2005 will not have a material adverse effect on our consolidated financial position or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Other than as reported on Current Reports on Form 8-K filed during the quarter ended September 30, 2005, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during such quarter.
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date: November 14, 2005	By:	/s/ Salvatore Giardina

Salvatore Giardina
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)