Form 10-K
period 2005-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2006-03-31
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number 1-15799

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0701248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

153 East 53rd Street, 49th Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 409-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, par value $.0001 per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☒
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐       No ☒
     As of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the Registrant was approximately $32,000,000.
     As of March 31, 2006, there were 141,590,529 shares of the Registrant’s Common Stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K
T A B L E  O F  C O N T E N T S

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II
Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	38
Item 9B.	Other Information	39

PART III
Item 10.	Directors and Executive Officers of the Registrant	39
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions	53
Item 14.	Principal Accountant Fees and Services	55

PART IV
Item 15.	Exhibits and Financial Statement Schedules	56

SIGNATURES		61
Stock Option Agreement Amendment
List of Subsidiaries
Consent of Eisner LLP
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

PART I
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
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the NYSE and the National Association of Securities Dealers, Inc. (“NASD”) and is a member of the Securities Investor Protection Corporation (“SIPC”). Ladenburg currently has approximately 85 registered representatives and 75 other full time employees. Its private client services and institutional sales departments serve approximately 80,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.
     We were incorporated under the laws of the State of Florida in February 1996. Ladenburg was incorporated under the laws of the State of Delaware in December 1971 and became our wholly owned subsidiary in May 2001. Our principal executive offices, as well as those of Ladenburg, are located at 153 East 53rd Street, New York, New York 10022 and both of our telephone numbers are (212) 409-2000. Ladenburg has branch offices located in Melville, New York, Boca Raton, Florida, Los Angeles, California, New York, New York and Lincolnshire, Illinois. Ladenburg maintains a website located at www.ladenburg.com.
Recent Developments
     Private Equity Offering
     On November 30, 2005, we completed a private equity offering and received gross proceeds of approximately $6,221,000 (representing 13,824,331 shares at $0.45 per share) from various investors unrelated to us. We also received binding subscriptions for aggregate gross proceeds of approximately $3,779,000 (representing 8,397,891 shares at $0.45 per share) from certain affiliates of ours and persons with direct or indirect relationships to us. The issuance of the shares to be sold to certain of our affiliates and persons with direct or indirect relationships to us is subject to shareholder approval which is anticipated to be obtained at a special meeting of shareholders to be held on April 3, 2006. The funds received and to be received from the private equity offering will be used for general corporate purposes.
     The capital raised in this private equity offering is in addition to the approximately $4,937,000 (representing 10,971,666 shares) that was raised by us during 2005 from newly hired employees and the $10,000,000 (representing 22,222,222 shares) invested by two of our principal shareholders in March

2005. The investment by the two principal shareholders was made in connection with the conversion of $18,010,000 principal amount of convertible debt into our common stock.
     Relocation of Offices
     In December 2005, we entered into an agreement to sublet the remaining floor of our New York City office that we were occupying, commencing March 15, 2006 and for a term through the end of our lease period. Accordingly, the remaining leasehold improvements were written-off. In conjunction with the write-off of leasehold improvements, a portion of the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in 2005. The write-off of unamortized leasehold improvements of $1,326,000, net of the write-off of $1,264,000 of the $2,093,000 of unamortized deferred rent credit, resulted in a net charge of $62,000, which was recorded in our statement of operations in 2005. The $829,000 balance of the unamortized deferred rent credit was equivalent to the fair value of the Company’s obligation with respect to the lease.
     In February 2006, we entered into an office sublease for our current location, 153 East 53rd Street, 49th floor, in New York City, with a term expiring on July 30, 2008. This new office space is for approximately 11,000 rentable square feet compared to the previous location, which was approximately 25,000 rentable square feet. We determined to reduce the size of our offices to cut unnecessary operating costs and to better suit our current operations. The decrease in the amount of space and the lower rent per square foot will reduce the future costs for our New York City office space by approximately $1,100,000 annually.
     In August 2005, we entered into an office lease for our current location in Boca Raton, Florida, which occupancy commenced in February 2006 when we relocated from our previous Boca Raton office. This new office space is for approximately 3,800 rentable square feet compared to the previous location which was approximately 7,600 rentable square feet. The decrease in the amount of space and the lower rent per square foot will reduce the future costs for our Boca Raton office space by approximately $92,000 annually.
     Settlement with Ladenburg Capital’s New York City Landlord
     In February 2006, our subsidiary, Ladenburg Capital Management Inc. (“Ladenburg Capital”), entered into a settlement agreement with the landlord for its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. The terms of the settlement with the landlord (who had filed for bankruptcy reorganization) provided for us to pay the landlord $1,900,000 and were approved by the bankruptcy court in March 2006. The settlement agreement provides for the termination of all Ladenburg Capital’s liabilities under the lease in exchange for $1,900,000 in cash and the surrender by the landlord of Ladenburg Capital’s letter of credit of approximately $650,000. In February 2006, Ladenburg Capital deposited $1,250,000 into escrow and the landlord relinquished the letter of credit. Ladenburg Capital will liquidate the assets securing the letter of credit and deposit the remaining $650,000 into escrow. The lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provided for future minimum payments aggregating approximately $2,988,000, payable $703,000 per year from 2006 through 2009 and $176,000 in 2010. The liability provided at December 31, 2004 was increased by $240,000 with a corresponding increase in rent expense for the year ended December 31, 2005 to reflect the settlement agreement.

Retail Business
     A significant percentage of our revenues during the last several years have been generated from the retail business of Ladenburg (51.3% in 2005, 82.0% in 2004 and 77.0% in 2003). Ladenburg’s private client services and institutional sales departments currently serve approximately a total of 80,000 accounts nationwide. Ladenburg charges commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges. In addition to traditional commission-based accounts, Ladenburg offers a non-discretionary, fee in lieu of commission program that allows the client to trade their portfolio under an all inclusive wrap fee.
Investment Banking Activities
     Investment banking fees generated from the investment banking activities of Ladenburg represent 14.6%, 4.3%, and 4.9% our total revenues in 2005, 2004 and 2003, respectively. Our investment banking professionals maintain relationships with businesses, private equity firms, other financial institutions as well as high net worth individuals. Our bankers provide them with extensive corporate finance and investment banking services. These services include but are not limited to:
•	underwriting of public equity offerings;

•	merger, acquisition, and divestiture advisory services;

•	corporate restructuring services

•	placement of private debt and equity offerings;

•	rendering fairness opinions financial valuations; and

•	providing general investment banking and corporate finance consulting services.
     In the investment banking area, our subsidiaries have been active as lead and co-managing underwriters, general underwriters and/or selling group members in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and Ladenburg’s ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with regulations regarding its net capital.

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
Ladenburg Thalmann Asset Management
     Ladenburg provides its customers with a broad range of wealth management services in order to help them manage their financial investments. Its subsidiary, Ladenburg Thalmann Asset Management Inc. (“LTAM”), a registered investment adviser, provides clients with discretionary portfolio management and financial planning, access to money managers and investment funds.
     Wealth Management
     LTAM offers investment management and planning services primarily to high net-worth individuals and corporations. A review is performed for each client that entails focusing on the client’s tolerance for risk, capital growth expectations, and current financial position and income requirements. The review also analyzes whether the client may benefit from, among other services, income tax planning, estate and gift tax planning, comprehensive retirement planning and cash flow analysis.
     Alternative Investments
     LTAM provides high net worth clients and institutional investors the opportunity to invest in proprietary and third party alternative investments. These include, but are not limited to, hedge funds, funds of funds, private equity, venture capital and real estate. Ladenburg Thalmann also employs professional fund raisers for these products to solicit such clients as state pension funds, universities, foundations, endowments, family offices and high net worth individuals.
     Ladenburg Asset Management Program
     LTAM offers its customers, the Ladenburg Asset Management Program (“LAMP”), to assist them in achieving their desired investment objectives through centralized management of mutual fund and exchange-traded fund portfolios based on asset allocation models. Features of the program include active rebalancing at the asset class and security level, minimum account balance, risk analysis, customized investment policy statements and comprehensive performance reporting.
     Private Investment Management
     LTAM offers a few specialized programs to access professional money managers. The Private Investment Management (“PIM”) program allows internal managers to provide portfolio services to clients on a discretionary basis with specific styles of investing for an annual asset-based fee. The Private Investment Management Program Accredited (“PIMA”) is offered for accredited investors. The internal

PIMA managers manage certain accounts using the same investment strategy used to manage LTAM’s private funds and other investment strategies involving short-selling and use of leverage. In addition to the annual asset-based fee, certain customers are also charged an incentive fee, if earned, at the end of each calendar year.
     LTAM’s Investor Consulting Services (“ICS”) is designed to provide clients with access to proven independent managers usually only available to large institutions, across the spectrum of major asset classes. LTAM performs due diligence on the managers to ensure that, by maintaining them as a recommended manager, they may represent a suitable solution for the investor.
     Retirement Plan Sponsor Services
     LTAM provides investment consulting services to sponsors of certain retirement plans, such as 401(k) plans. These services include: identifying mutual funds for the plan sponsor’s review and final selection based on the selection criteria stated in the plan’s investment policy statement; assisting in the planning and coordination of and participating in enrollment and communication meetings; providing the plan sponsor a written mutual-fund-by-mutual-fund quarterly performance report for the purpose of meeting the plan fiduciary’s obligation to monitor plan assets. Certain plan participants may also engage LTAM to manage their plan assets on a discretionary basis.
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
     In November 2002, we renegotiated a clearing agreement with one of our clearing brokers whereby this clearing broker became our primary clearing broker, clearing substantially all of our business (the “Clearing Conversion”). As part of the new agreement with this clearing broker, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us an aggregate of $3,500,000 (the “Clearing Loans”) in December 2002. The Clearing Loans and the related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided we continue to clear our transactions through this clearing broker. As scheduled, $1,500,000, $667,000 and $667,000 of the Clearing Loans and related accrued interest were forgiven in November 2003, 2004 and 2005, respectively. The remaining $666,000 principal balance on the Clearing Loans and remaining accrued interest is scheduled to be forgiven in November 2006. However, if the clearing agreement is terminated prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
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
     Ladenburg Thalmann Europe, Ltd., a wholly-owned subsidiary of Ladenburg, is an authorized securities broker regulated by the Financial Services Authority of the United Kingdom and, through the European Community’s passporting provisions, is authorized to conduct business in all of the member countries of the European Community.
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

Net Capital Requirements
     As a registered broker-dealer and member of the NYSE, Ladenburg is subject to the SEC’s net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method, Ladenburg is required to maintain net capital equal to $250,000. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities.
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
     At December 31, 2005, Ladenburg had regulatory net capital of $2,932,000 which exceeded its minimum net capital requirement of $250,000 by $2,682,000. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.
Personnel
     At December 31, 2005, we had a total of approximately 162 employees, of which 84 are registered representatives and 78 are other full time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
ITEM 1A. RISK FACTORS.
     You should carefully consider all of the material risks described below regarding our company. Our business, financial condition or results of operation could be materially adversely affected by any of these risks.

We have incurred, and may continue to incur, significant operating losses.
     We incurred significant losses from operations during each of the past five years. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. Although we believe that we have enough regulatory capital to sustain operating activities through December 31, 2006, if we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.
If we are unable to repay our outstanding indebtedness obligations when due, our operations may be materially adversely affected.
     Currently, we have an aggregate of approximately $5,700,000 of indebtedness, of which $5,000,000 owed to our former parent is due on December 31, 2006 and approximately $666,000 from our clearing broker is scheduled to be forgiven in November 2006. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand. We cannot assure you that our operations will generate funds sufficient to repay these or other future debt obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by our debt obligations could have a material adverse affect on our operations.
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
     Our capital requirements continue to be adversely affected by our inability to generate cash from operations. We have been forced to rely on borrowings and equity offerings in order to generate working capital for our operations. Accordingly, we may need to seek to raise additional capital through other available sources, including through equity offerings or borrowing additional funds on a short-term basis from third parties, including our current shareholders and clearing broker. As of December 31, 2005, we had cash and cash equivalents of approximately $10,936,000. Accordingly, if we continue to be unable to generate cash from operations and are unable to find sources of funding, it would have an adverse impact on our liquidity and operations.
We may be prohibited from underwriting securities due to capital limits.
     From time to time, our underwriting activities may require that we temporarily receive an infusion of capital for regulatory purposes. This is predicated on the amount of commitment Ladenburg makes for each underwriting. In the past, we borrowed such funds from our current shareholders or clearing firm. Should we no longer be able to receive such funding from these sources, and if there are no other viable sources available, it would have an adverse impact on our ability to generate profits, recruit financial consultants and retain existing customers.
Our expenses may increase due to unresolved real estate commitments.
     We have ceased using our Madison Avenue (New York City) office space and have subleased the entire premises to various sub-tenants. Should any of the sub-tenants not renew or renew for a sub-rental less than Ladenburg’s lease commitments, or not pay their rent for an extended period of time, it may have a material adverse effect on Ladenburg’s financial position and liquidity.
Our business could be adversely affected by a downturn in the financial markets.
     As a securities broker-dealer, our business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a downturn in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations will be adversely affected.
Our revenues may decline in adverse market or economic conditions.
     In prior years, unfavorable financial and economic conditions have reduced the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and therefore may be adversely affected by any downturn in the securities markets. Additionally, downturn in market conditions may lead to a decline in the volume of transactions that we are able to execute for our customers and, therefore, to a decline in the revenues that we would otherwise receive from commissions and spreads. Should these adverse financial and economic conditions appear and persist for any extended period of time, we will incur a decline in transactions and revenues that we receive from commissions and spreads.
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
     At the present time, our executive officers, directors and companies that these individuals are affiliated with beneficially own approximately 49.3% of our common stock. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Additionally, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.
The American Stock Exchange may delist our common stock from quotation on its exchange.
     Our common stock is currently quoted on the American Stock Exchange. In order to continue quotation of our common stock, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (usually between $2,000,000 and $4,000,000) and a minimum number of public shareholders (usually 300 shareholders or 200,000 shares held by our non-affiliates). Additionally, our common stock cannot have what is deemed to be a “low selling price” as determined by the Exchange.

     On March 27, 2006, the last reported sale price of our common stock was $0.95. If the Exchange determines that this is a “low selling price,” it may require us to effect a reverse split or suspend or remove our common stock from listing on the Exchange. In determining whether a reverse split or suspension or removal is appropriate, the Exchange will consider all pertinent factors including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state or country of incorporation or of any governmental agency having jurisdiction over the company and the relationship to other Exchange policies regarding continued listing.
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
We may lose customers and our revenues may decline due to our lack of online trading service capability.
     A growing number of brokerage firms offer online trading services to their customers in response to increased customer demand for these services. Currently, we are unable to offer online trading services, nor do we anticipate having such ability in the near future. Should we offer such services in the future, the services may not appeal to our current or prospective customers and these services may not be profitable. Our failure to commence online trading services in the near future could have a material adverse effect on our business including the loss of our existing customers to competitors that do offer these services. Additionally, if we commence online trading services but are unable to attract customers for those services, our revenues will decline.
We rely on one primary clearing broker and the termination of the agreement with this clearing broker could disrupt our business.
     Ladenburg uses one clearing broker to process its securities transactions and maintain customer accounts on a fee basis. The clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. In November 2002, we completed the Clearing Conversion and renegotiated our clearing agreement with this clearing broker. In addition, under the new clearing agreement, an affiliate of the clearing broker provided us with the Clearing Loans, aggregating to $3,500,000, with various terms and maturing at various dates through December 2006. As scheduled, $1,500,000, $667,000 and $667,000 of the Clearing Loans were forgiven in November 2003, 2004 and 2005, respectively. The $666,000 remaining principal balance of the Clearing Loans and related accrued interest is scheduled to be forgiven in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenue. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
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
     Ladenburg permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the clients’ account. During periods of volatile markets, the value of the collateral held by the clearing broker could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. Ladenburg has agreed to indemnify the clearing broker for losses it may incur while extending credit to its clients. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $37,000 and $125,000 for the years ended December 31, 2005 and 2004, respectively.
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
     Ladenburg is subject to the SEC’s net capital rule, which requires the maintenance of minimum net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method, Ladenburg is required to maintain net capital equal to $250,000. At December 31, 2005, Ladenburg had regulatory net capital of $2,932,000, which exceeded its minimum net capital requirement by $2,682,000. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth, which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. The net capital rule requires that a broker-dealer maintain a certain minimum level of net capital. The particular levels vary in application depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. The NASD and the NYSE may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, the NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer, including its ability to make markets. Ladenburg may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.
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
     While we currently have outstanding 141,590,529 shares of common stock (or 149,988,420 shares if our private placement to certain affiliates of ours and persons with direct and indirect relationships to us is approved by our shareholders on April 3, 2006), options to purchase a total of 22,637,770 shares of common stock and warrants to purchase a total of 200,000 shares of common stock, we are authorized to issue up to 200,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. At the April 3, 2006 special shareholders meeting, our shareholders will also be asked to approve an increase in the number of authorized shares of our common stock from 200,000,000 to 400,000,000. If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     Our principal executive offices and those of Ladenburg and other subsidiaries of ours are located at 153 East 53rd Street, 49th Floor, New York, New York 10022, where we lease approximately 11,000 square feet of office space pursuant to a lease that expires in July 2008. Our previous New York City office located at 590 Madison Avenue representing approximately 90,000 rentable square feet of office space has been subleased to various non-related parties at various terms and lease periods. The lease, which we are still obligated under as the main lessor, expires in June 2015. We also operate several branch offices located in New York, Florida, Illinois and California. In June 2005, we closed our office in Irvine, California.
     In February 2006, Ladenburg Capital entered into a settlement agreement with the landlord for its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. The terms of the settlement with the landlord (who had filed for bankruptcy reorganization) provided for us to pay the landlord $1,900,000 and were approved by the bankruptcy court in March 2006. The settlement agreement provides for the termination of all Ladenburg Capital’s liabilities under the lease in exchange for $1,900,000 in cash and the surrender by the landlord of

Ladenburg Capital’s letter of credit of approximately $650,000. In February 2006, Ladenburg Capital deposited $1,250,000 into escrow and the landlord relinquished the letter of credit. Ladenburg Capital will liquidate the assets securing the letter of credit and deposit the remaining $650,000 into escrow. The lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provided for future minimum payments aggregating approximately $2,988,000, payable $703,000 per year from 2006 through 2009 and $176,000 in 2010. The liability provided at December 31, 2004 was increased by $240,000 with a corresponding increase in rent expense for the year ended December 31, 2005 to reflect the settlement agreement.
ITEM 3. LEGAL PROCEEDINGS.
     See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock trades on the Exchange under the symbol “LTS.” The following table sets forth the high and low prices of the common stock for the periods specified.

		High($)	Low($)
2005
	Fourth Quarter	0.63	0.42
	Third Quarter	0.66	0.45
	Second Quarter	0.79	0.52
	First Quarter	0.99	0.35

2004
	Fourth Quarter	0.62	0.35
	Third Quarter	0.85	0.39
	Second Quarter	1.70	0.68
	First Quarter	1.10	0.50
Holders
     On March 27, 2006, there were approximately 19,400 holders of record of our common stock.
Dividends
     To date, we have not paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current anticipated cash needs as well as any other factors that the board of directors may deem relevant. Our ability to pay dividends in the future also may be restricted by our operating subsidiary’s obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intend on retaining all earnings for use in our business.
Recent Sales of Unregistered Securities
     We did not effect the sale of any unregistered securities during the fourth quarter of 2005.
Issuer Purchases of Equity Securities
     No securities of ours were repurchased by us or our affiliated purchasers during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA.
     The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	Year Ended December 31,
	2005		2004	2003	2002		2001
	(in thousands, except per share amounts)
Operating Results:(a)
Total revenues	$30,690		$38,441	$57,420	$76,801		$93,953
Total expenses	56,607		48,354	62,618	121,668		106,202
Loss from continuing operations before income taxes	(25,917	)(c)	(9,913)	(5,198)	(44,867	)(d)	(12,249)
Net loss	(25,971	)(c)	(9,854)	(5,490)	(46,393	)(d)	(12,293)

Per common and equivalent share(b):

Basic and diluted:
Loss per Common Share	$(0.24)		$(0.22)	$(0.13)	$(1.10)		$(0.31)

Basic and diluted weighted average Common Shares	108,948,623		45,144,481	42,567,798	42,025,211		39,458,057

Balance Sheet Data:
Total assets	$39,299		$21,631	$44,644	$48,829		$98,407
Total liabilities, excluding subordinated liabilities	26,332		27,657	35,180	32,620		40,713
Subordinated debt	—		18,010	22,500	22,500		22,500
Limited partners’ interest in discontinued operations	—		—	3,136	4,603		—
Shareholders’ equity (capital deficit)	12,967		(24,036)	(16,172)	(10,894)		35,194

Other Data:
Book value per share (b)	$0.09		—	—	—		$0.84

Average registered representatives	97		145	196	399		540

(a)	The financial data prior to May 7, 2001 reflects Ladenburg’s financial results and the financial data afterwards reflects Ladenburg Thalmann Financial Services’ financial results.

(b)	All per share data prior to May 7, 2001 have been retroactively adjusted to reflect the number of equivalent shares received by the former stockholders of Ladenburg in the form of common stock, convertible notes and cash.

(c)	Includes a $19,359 charge in connection with debt conversion.

(d)	Includes an $18,762 charge for impairment of goodwill.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands, Except Per Share Amounts)
Introduction
     We are engaged in retail and institutional securities brokerage, investment banking services, asset management services and proprietary trading through our principal operating subsidiary, Ladenburg. Ladenburg is a full service broker-dealer that has been a member of the NYSE since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, the NYSE and the NASD and is a member of the SIPC. Ladenburg currently has approximately 85 registered representatives and 75 other full time employees. Its private client services and institutional sales departments serve approximately 80,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.
     Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our subsidiaries include, among others, Ladenburg, Ladenburg Capital, Ladenburg Thalmann Europe, Ltd. and Ladenburg Asset Management Inc.
     Ladenburg Capital Fund Management (“LCFM”) was the sole general partner of the Ladenburg Focus Fund, L.P., an open-ended private investment fund that invests its capital in publicly traded equity securities and options strategies. Effective December 31, 2004, we sold LCFM to an entity owned by three of our directors for $5. Accordingly, LCFM and the limited partnership are presented as discontinued operations in our 2004 and 2005 consolidated statements of operations.
Recent Developments
     Private Equity Offering
     On November 30, 2005, we completed a private equity offering and received gross proceeds of approximately $6,221 (representing 13,824,331 shares at $0.45 per share) from various investors unrelated to us. We also received binding subscriptions for aggregate gross proceeds of approximately $3,779 (representing 8,397,891 shares at $0.45 per share) from certain affiliates of ours and persons with direct or indirect relationships to us. The issuance of the shares to be sold to certain of our affiliates and persons with direct or indirect relationships to us is subject to shareholder approval which is anticipated to be obtained at a special meeting of shareholders to be held on April 3, 2006. The funds received and to be received from the private equity offering will be used for general corporate purposes.

     The capital raised in this private equity offering is in addition to the approximately $4,937 (representing 10,971,666 shares) that was raised by us during 2005 from newly hired employees and the $10,000 (representing 22,222,222 shares) invested by two of our principal shareholders in March 2005. The investment by the two principal shareholders was made in connection with the conversion of $18,010 principal amount of convertible debt into our common stock.
     Relocation of Offices
     In December 2005, we entered into an agreement to sublet the remaining floor of our New York City office that we were occupying, commencing March 15, 2006 and for a term through the end of our lease period. Accordingly, the remaining leasehold improvements were written-off. In conjunction with the write-off of leasehold improvements, a portion of the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in 2005. The write-off of unamortized leasehold improvements of $1,326, net of the write-off of $1,264 of the $2,093 of unamortized deferred rent credit, resulted in a net charge of $62, which was recorded in our statement of operations in 2005. The $829 balance of the unamortized deferred rent credit was equivalent to the fair value of the Company’s obligation with respect to the lease.
     In February 2006, we entered into an office sublease for our current location, 153 East 53rd Street, 49th floor, in New York City, with a term expiring on July 30, 2008. This new office space is for approximately 11,000 rentable square feet compared to the previous location, which was approximately 25,000 rentable square feet. We determined to reduce the size of our offices to cut unnecessary operating costs and to better suit our current operations. The decrease in the amount of space and the lower rent per square foot will reduce the future costs for our New York City office space by approximately $1,100 annually.
     In August 2005, we entered into an office lease for our current location in Boca Raton, Florida, which occupancy commenced in February 2006 when we relocated from our previous Boca Raton office. This new office space is for approximately 3,800 rentable square feet compared to the previous location which was approximately 7,600 rentable square feet. The decrease in the amount of space and the lower rent per square foot will reduce the future costs for our Boca Raton office space by approximately $92 annually.
     Settlement with Ladenburg Capital’s New York City Landlord
     In February 2006, Ladenburg Capital entered into a settlement agreement with the landlord for its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. The terms of the settlement with the landlord (who had filed for bankruptcy reorganization) provided for us to pay the landlord $1,900 and were approved by the bankruptcy court in March 2006. The settlement agreement provides for the termination of all Ladenburg Capital’s liabilities under the lease in exchange for $1,900 in cash and the surrender by the landlord of Ladenburg Capital’s letter of credit of approximately $650. In February 2006, Ladenburg Capital deposited $1,250 into escrow and the landlord relinquished the letter of credit. Ladenburg Capital will liquidate the assets securing the letter of credit and deposit the remaining $650 into escrow. The lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provided for future minimum payments aggregating approximately $2,988, payable $703 per year from 2006 through 2009 and $176 in 2010. The liability provided at December 31, 2004 was increased by $240 with a corresponding increase in rent expense for the year ended December 31, 2005 to reflect the settlement agreement.
     Other Financing Activities
     In December 2005, Ladenburg received a $15,000 temporary cash subordination from one of our directors, Dr. Phillip Frost, to provide additional regulatory capital required for an underwriting participation. Upon completion of the underwriting during the same month, the $15,000 was repaid with interest at a fixed amount of $300.
     Conversion of New York Stock Exchange Membership
     On March 7, 2006, the NYSE merged with Archipelago Holdings, Inc. and formed NYSE Group, Inc., a publicly traded securities exchange. Ladenburg elected to continue being a member the NYSE. In exchange for its NYSE membership seat, Ladenburg will receive $300 in cash, 80,177 shares of NYSE Group, Inc. common stock and a dividend of approximately $70. The shares of NYSE Group, Inc. common stock are subject to a lock-up period during which the shares may not be directly or indirectly assigned, sold, transferred, pledged, hypothecated or otherwise disposed. The lock-up period will expire in equal installments on the first, second and third anniversaries of the date of the merger. The NYSE Group board of directors has the right to shorten the lock-up period with respect to all or a portion of the shares subject to the lock-up. As of December 31, 2005, Ladenburg’s NYSE membership was reflected on our consolidated statement of financial condition at $868 which represents its cost basis. We will record a gain on the exchange in the first quarter of 2006.
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
     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $37 and $125 for the years ended December 31, 2005 and 2004, respectively.
     Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, in addition to the litigation with the landlord discussed below, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $1,958 and $3,826 for potential arbitration and lawsuit losses as of December 31, 2005 and 2004, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.
     September 11, 2001 Events. On September 11, 2001, terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of Ladenburg Capital. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the relocation of approximately 180 employees to Ladenburg’s mid-town New York headquarters. Some of Ladenburg’s and Ladenburg Capital’s business was temporarily disrupted. We are insured for loss caused by physical damage to property, including repair or replacement of property. We are also insured for lost profits due to business interruption, including costs related to lack of access to facilities. In September 2005, Ladenburg and Ladenburg Capital settled their claim with the insurance carrier for a total of $2,350. The excess of the insurance reimbursement over the $2,118 receivable previously reflected in other assets, amounted to $232, which is included in other income in our statement of operations. In addition, the insurance carrier agreed to reimburse Ladenburg Capital up to one third of any payment Ladenburg Capital makes to its New York City landlord in settling its obligation relating to the vacated premises, limited to $150.
     In February 2006, Ladenburg Capital entered into a settlement agreement with the landlord for its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. The terms of the settlement with the landlord (who had filed for bankruptcy reorganization) provided for us to pay the landlord $1,900 and were approved by the bankruptcy court in March 2006. The settlement agreement provides for the termination of all Ladenburg Capital’s liabilities under the lease in exchange for $1,900 in cash and the surrender by the landlord of Ladenburg Capital’s letter of credit of approximately $650. In February 2006, Ladenburg Capital deposited $1,250 into escrow and the landlord relinquished the letter of credit. Ladenburg Capital will liquidate the assets securing the letter of credit and deposit the remaining $650 into escrow. The lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provided for future minimum payments aggregating approximately $2,988, payable $703 per year from 2006 through 2009 and $176 in 2010. The liability provided at December 31, 2004 was increased by $240 with a corresponding increase in rent expense for the year ended December 31, 2005 to reflect the settlement agreement.
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
     In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written off. In September 2004, Ladenburg subleased this floor for the remaining term of its lease. The fair value of Ladenburg’s obligation with respect to the lease was approximately $1,500 at inception of the sublease and approximated the balance of our deferred rent liability relating to such space. Accordingly, no charge to operations was required in connection with the sublease at the time of sublet. The obligation with respect to this lease was re-measured as at December 31, 2005 due to changes in the timing and amount of estimated cash flows, resulting in a credit to operations in the amount of $122.
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
     In December 2005, we entered into an agreement to sublet the remaining floor of our New York City office that we were occupying, commencing March 15, 2006 and for a term through the end of our lease period. Accordingly, the remaining leasehold improvements were written-off. In conjunction with the write-off of leasehold improvements, a portion of the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in 2005. The write-off of unamortized leasehold improvements of $1,326, net of the write-off of $1,264 of the $2,093 of unamortized deferred rent credit, resulted in a net charge of $62, which was recorded in our statement of operations in 2005. The $829 balance of the unamortized deferred rent credit was equivalent to the fair value of the Company’s obligation with respect to the lease.
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
     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2005, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $25,056. After consideration of all the evidence, both positive and negative, especially the fact we have sustained recurring operating losses, we have determined that a valuation allowance at December 31, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2005, we had net operating loss carryforwards of approximately $51,900, expiring in various years from 2015 through 2026. The Company’s ability to use such carryforwards to reduce future taxable income may be subject to future limitations attributable to the equity transactions that occurred in March 2005 (see “Recent Developments — Financing Activities — Private Financing” that have resulted in a change of ownership as defined in Internal Revenue Code Section 382).
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
Results of Operations
     Year ended December 31, 2005 compared to year ended December 31, 2004
     For the fiscal year ended December 31, 2005, we had a net loss of $25,971, compared to a net loss of $9,854 for the fiscal year ended December 31, 2004. For the fourth quarter of 2005, we had a net income of $213, resulting primarily from our completion of an underwriting relating to an initial public offering, compared to a net loss of $543 for the fourth quarter of 2004.
     Our revenues for 2005 decreased $7,751 from 2004 primarily as a result of decreased commissions of $11,485, net of increased investment banking fees of $2,823 and increased net principal transactions of $1,244. Our revenues were adversely affected by the decrease in our number of registered representatives from an average of 145 in 2004 to an average of 97 in 2005.
     Excluding debt conversion expense of $19,359 in 2005 (see “Senior Convertible Notes Payable, Debt Conversion and Private Financing” below), our expenses for 2005 decreased $11,106 from 2004 primarily as a result of decreased compensation and benefits of $4,941, decreased interest of $1,162, decreased rent and occupancy (net of sublease revenues) of $1,065 and decreased other expenses of $2,807.
     The $11,485 (41.9%) decrease in commission income was primarily a result of a decrease in the number of registered representatives we employed during 2005 compared to 2004. We employed an average of 97 registered representatives during 2005 versus an average of 145 during 2004.
     The $1,244 (44.5%) increase in net principal transactions was primarily the result of increased retail and institutional sales credits from greater participation in initial and secondary public offerings, including those for which Ladenburg was a lead manager or co-manager of the underwriting or was part of the selling group.
     The $2,823 (170.8%) increase in investment banking fees was primarily the result of increased lead-managed and co-managed initial and secondary public offerings in 2005 compared to 2004.
     The $4,213 (15.2%) decrease in compensation expense was primarily due to the net decrease in revenues, decreased compensation arrangements for our revenue-producing personnel and various staff reductions.
     The $810 (25.3%) decrease in brokerage, communication and clearance fees is primarily due to the decrease in the amount of agency commission transactions in 2005 compared to 2004.
     The $1,065 (28.8%) decrease in rent and occupancy (net of sublease revenue) was primarily due to the subletting of the entire 33rd floor and the remaining un-sublet portion of the 35th floor of Ladenburg’s New York City office during the third quarter of 2004. Due to these sublets, our rent and occupancy expense decreased by approximately $1,750 per year.
     The write-off of leasehold improvements, net is a result of subletting two floors of Ladenburg’s New York City office, one in 2004 and the other in 2005. During the third quarter of 2004, Ladenburg ceased using a portion of the 35th floor of its New York City office. Accordingly, the related leasehold improvements were written-off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off in the third quarter of 2004. The write-off of unamortized leasehold improvements of $1,275, net of the write-off of the unamortized deferred rent credit of $729, resulted in a net charge to operations of $546 in 2004. In December 2005, Ladenburg entered into an agreement to sublet the 34th floor of its New York City office, commencing March 15, 2006, for a term through the end of its lease period. Accordingly, the remaining leasehold improvements were written-off as of December 31, 2005. In conjunction with the write-off of leasehold improvements, a portion of the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off The write-off of unamortized leasehold improvements of $1,326, net of the write-off of $1,264 of the $2,093 of unamortized deferred rent credit, resulted in a net charge of $62.
     We incurred an income tax expense of $54 in 2005. In 2004, we incurred an income tax benefit of $127, primarily due to the filing of certain state and local income tax returns on combined basis for the fiscal year ended September 30, 2003, which reduced our overall income tax liability. After consideration of all the evidence, both positive and negative, especially the fact we have sustained recurring operating losses, management determined that a valuation allowance at December 31, 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2005 and 2004 periods does not bear a customary relationship to effective tax rates primarily as a result of unrecognized tax benefits from net operating losses.
     Year ended December 31, 2004 compared to year ended December 31, 2003
     For the fiscal year ended December 31, 2004, we had a net loss of $9,854, compared to a net loss of $5,490 for the fiscal year ended December 31, 2003. For the fourth quarter of 2004, we had a net loss of $3,714, compared to a net income of $862 for the fourth quarter of 2003 resulting primarily from our decrease in reserves related to real estate litigation.
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
     The $1,151 (41.0%) decrease in investment banking fees was primarily the result of decreased revenue from private placement and advisory assignments due to the decrease in capital markets activity in 2004 compared to 2003. Investment banking activities decreased for several months prior to the US Presidential election and then increased afterwards. In addition, we had fewer senior bankers in 2004 compared to 2003.

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
     We incurred an income tax benefit of $127 in 2004 compared to an income tax expense of $70 in 2003, primarily due to the filing of certain state and local income tax returns on combined basis, which reduced our overall income tax liability. After consideration of all the evidence, both positive and negative, especially the fact we have sustained recurring operating losses, management determined that a valuation allowance at December 31, 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2004 and 2003 periods does not bear a customary relationship to effective tax rates primarily as a result of unrecognized tax benefits from net operating losses.
Liquidity and Capital Resources
     Approximately 86.0% of our assets at December 31, 2005 are highly liquid, consisting primarily of cash and cash equivalents, trading securities owned and receivables from clearing brokers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. Ladenburg’s regulatory net capital, as defined, of $2,932, exceeded minimum capital requirements of $250 by $2,682 at December 31, 2005. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt.
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
     Net cash used in operating activities for the year ended December 31, 2005 were $6,872 as compared to $828 for the 2004 period. The increase in net cash used in operating activities was primarily due to an increase in receivables from clearing brokers of $10,599 in 2005 compared to an decrease of $10,987 in 2004 offset by an increase in securities sold, but not yet purchased of $8,829 in 2005 compared to a decrease of $4,042 in 2004.
     Net cash used in investing activities for the year ended December 31, 2005 was $237 compared to net cash flows provided by investing activities of $32 for the 2004 period. The difference is primarily due to a decrease in purchases of furniture, equipment and leasehold improvements during the 2005 period and proceeds from the sale of discontinued operations during the 2004 period.
     There was $16,325 of net cash provided by financing activities for the year ended December 31, 2005, compared to $896 of cash used in financing activities during the 2004 period. The 2005 activity primarily represents the issuance of $14,233 of common stock and $3,500 of notes payable, net of the repurchase of $1,155 of common stock.
     At December 31, 2005, we are obligated under several noncancellable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $52,000 through 2015, exclusive of escalation charges and have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $38,000 through such date. The obligation excludes the lease referred to in the following paragraph. In addition, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.
     In February 2006, Ladenburg Capital entered into a settlement agreement with the landlord for its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. The terms of the settlement with the landlord (who had filed for bankruptcy reorganization) provided for us to pay the landlord $1,900 and were approved by the bankruptcy court in March 2006. The settlement agreement provides for the termination of all Ladenburg Capital’s liabilities under the lease in exchange for $1,900 in cash and the surrender by the landlord of Ladenburg Capital’s letter of credit of approximately $650. In February 2006, Ladenburg Capital deposited $1,250 into escrow and the landlord relinquished the letter of credit. Ladenburg Capital will liquidate the assets securing the letter of credit and deposit the remaining $650 into escrow. The lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provided for future minimum payments aggregating approximately $2,988 payable $703 per year from 2006 through 2009 and $176 in 2010. The liability provided at December 31, 2004 was increased by $240 with a corresponding increase in rent expense for the year ended December 31, 2005 to reflect the settlement agreement.
Senior Convertible Notes Payable, Debt Conversion and Private Financing
     In conjunction with the May 2001 acquisition of Ladenburg, we issued a total of $20,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley LLC (formerly New Valley Corporation), Berliner Effektengesellschaft AG and Frost-Nevada (which was subsequently assigned to Frost Trust). The $10,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg, bore interest at 7.5% per annum, and the $10,000 principal amount of the note issued to Frost-Nevada bore interest at 8.5% per annum. The notes were convertible into a total of 11,296,746 shares of our common stock and secured by a pledge of the stock of Ladenburg.
     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003. The holders of the senior convertible promissory notes subsequently agreed to extend the interest forbearance period to May 13, 2005 with respect to interest payments due through March 31, 2005. Interest on the deferred amounts accrued at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada Investments Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of December 31, 2004, accrued interest payments as to which a forbearance was received, amounted to $4,429. During the second quarter of 2004, we repurchased from Berliner $1,990 principal amount of the notes, plus $320 of accrued interest, for $1,000 in cash. As a result, we recorded a gain on debt cancellation of $1,310 during the second quarter of 2004.
     In November 2004, we entered into an amended debt conversion agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together with accrued interest, into our common stock. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share. As part of the debt conversion agreement, each of Frost Trust and New Valley agreed to purchase $5,000 of our common stock for $0.45 per share.
     Frost Trust agreed that it would not sell, transfer or assign any shares it received as a result of the foregoing transactions for a period of one year from the date of the agreement except to its affiliated entities.
     The debt conversion transaction was approved by our shareholders at the annual shareholder meeting held on January 12, 2005 and closed on March 11, 2005. The transactions were effective as of February 22, 2005 and resulted in the following:

•	The $10,000 senior convertible promissory note to Frost Trust and related accrued interest through February 22, 2005 of $2,761 was converted at $0.40 per share into 31,902,320 shares of our common stock.

•	The $8,010 senior convertible promissory note to New Valley and related accrued interest through February 22, 2005 of $1,928 was converted at $0.50 per share into 19,876,358 shares of our common stock.

•	Frost-Trust acquired 11,111,111 shares of our common stock at $0.45 per share in exchange for a cash payment of $1,445 and the cancellation of our $3,500 of notes payable and related accrued interest of $55 described below.

•	New Valley acquired 11,111,111 shares of our common stock at $0.45 per share in exchange for a cash payment of $1,445 and the cancellation of our $3,500 of notes payable and related accrued interest of $55 described below.

•	We recorded a pre-tax charge of $19,359 in 2005 reflecting the expense attributable to the reduction in the conversion price of the notes that were converted. The net effect on our balance sheet from the conversion, net of related expenses, was an increase to shareholders’ equity of $22,699 (without giving effect to any sale of common stock relating to the private financing).

•	As a result of the debt conversion and private financing, the beneficial ownership of Frost-Trust increased from 18.5% to 37.2% (31.8% as at December 31, 2005).

•	As a result of the debt conversion and private financing, the beneficial ownership of New Valley increased from 9.4% to 25.7%. New Valley subsequently distributed 19,876,358 shares of the stock it received from the conversion of its note to its shareholders. New Valley’s residual LTS shares equate to a beneficial ownership of approximately 7.9% at December 31, 2005.
Other Notes Payable
     On March 27, 2002, we borrowed $2,500 from New Valley, our former parent. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, we borrowed an additional $2,500 from New Valley (collectively, with the March 2002 Loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans, to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans. We have engaged in discussions with New Valley to restructure the terms of these notes.
     In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven; in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven; and in November 2005, $667 of principal, together with interest of approximately $97 was forgiven. The balance of the remaining loan, consisting of $666 of principal, is scheduled to be forgiven in November 2006. Accrued interest on this loan as of December 31, 2005 was $101. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
     We borrowed $1,750 from New Valley and $1,750 from Frost Trust in 2004 and an additional $1,750 from each of them in the first quarter of 2005. These notes, together with accrued interest, payable at 2% above the prime rate, were delivered for cancellation in March 2005 as payment, along with $2,890 in cash, for New Valley’s and Frost Trust’s purchase of $10,000 of our common stock discussed above.
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
     As of December 31, 2003, Ladenburg had a $2,500 junior subordinated revolving credit agreement with an affiliate of its primary clearing broker that matured on November 1, 2004, under which outstanding borrowings incurred interest at LIBOR plus 2%. This loan was repaid upon maturity.
     In December 2004, Ladenburg received a $2,000 temporary cash subordination from each of Dr. Phillip Frost, one of our directors, and New Valley, to provide additional regulatory capital required for an underwriting participation. Upon completion of the underwriting during the same month, the $4,000 was repaid with interest at the rate of prime plus 2%. Interest amounted to $2.
     In December 2005, Ladenburg received a $15,000 temporary cash subordination from Dr. Phillip Frost to provide additional regulatory capital required for an underwriting participation. Upon completion of the underwriting during the same month, the $15,000 was repaid plus a $300 fixed amount of interest. The interest paid to Dr. Frost was on terms no less favorable than could have been obtained from an unaffiliated third party.
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

     Our liquidity position continues to be adversely affected by our inability to generate cash from operations and we continually re-examine our capital needs to support our liquidity and capital base for the near term. We have been forced to cut expenses in the past as necessary such as reducing the size of our workforce, subletting unnecessary office space as well as implementing other cost-cutting procedures throughout our operations. As a result of decreased revenues, we have continued to reduce expenses. Commencing in April 2005, as part of our new business plan, we employed several new employees and in connection with their employment agreements, have committed to incur certain expenses to grow our asset management, wealth management and alternative investments areas of our business. After reviewing our current operations and financial position, we believe we have adequate cash and regulatory capital to fund our projected operating activities through December 31, 2006.
     Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiary. If, based on these reviews, it is determined that we require additional funds to support our liquidity and capital base, we would seek to raise additional capital through available sources, including through borrowing additional funds on a short-term basis from our principal shareholders or from other parties, including our clearing brokers. Additionally, we may seek to raise money through a rights offering or other type of financing. If we continue to be unable to generate cash from operations and are unable to find alternative sources of funding as described above, it would have an adverse impact on our liquidity and operations.
Off-Balance Sheet Arrangements
     The table below summarizes information about our contractual obligations as of December 31, 2005 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period ($)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt, including interest of $1,157(1)	6,824	6,824	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases(2)	51,892	4,932	10,748	10,775	25,437
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	—	—	—	—	—
Totals	58,716	11,756	10,748	10,775	25,437

(1)	Interest is accrued at 1% above the prime rate on the $5,000 principal loans from our former parent and at the prime rate on the $667 prinicpal loan to an affiliate of our clearing broker. The interest is payable upon maturity of the loans. See Note 11 to our consolidated financial statements.

(2)	Excludes sublease rentals. See Note 7 to our consolidated financial statements.

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
     We maintain inventories of trading securities. At December 31, 2005 the fair market value of our inventories were $1,936 in long positions and $8,857 in short positions, principally representing securities sold pursuant to an underwriters’ over-allotment option which was exercised in January 2006. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at December 31, 2005 will not have a material adverse effect on our consolidated financial position or results of operations.
Special Note Regarding Forward-Looking Statements
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1A above, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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
     See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Eisner LLP dated February 16, 2006, beginning on page F-1 of this report.

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
     Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

ITEM 9B. OTHER INFORMATION.
     Settlement with Ladenburg Capital’s New York City Landlord
     In February 2006, our subsidiary, Ladenburg Capital Management Inc. (“Ladenburg Capital”), entered into a settlement agreement with the landlord for its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. The terms of the settlement with the landlord (who had filed for bankruptcy reorganization) provided for us to pay the landlord $1,900,000 and were approved by the bankruptcy court on March 24, 2006. The settlement agreement provides for the termination of all Ladenburg Capital’s liabilities under the lease in exchange for $1,900,000 in cash and the surrender by the landlord of Ladenburg Capital’s letter of credit of approximately $650,000. In February 2006, Ladenburg Capital deposited $1,250,000 into escrow and the landlord relinquished the letter of credit. Ladenburg Capital will liquidate the assets securing the letter of credit and deposit the remaining $650,000 into escrow. The lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provided for future minimum payments aggregating approximately $2,988,000, payable $703,000 per year from 2006 through 2009 and $176,000 in 2010. The liability provided at December 31, 2004 was increased by $240,000 with a corresponding increase in rent expense for the year ended December 31, 2005 to reflect the settlement agreement.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of March 31, 2006. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors.

Name	Age	Position
Howard M. Lorber	57	Chairman of the Board
Mark D. Klein	44	President and Chief Executive Officer
Henry C. Beinstein	63	Director
Robert J. Eide	53	Director
Phillip Frost, M.D.	69	Director
Brian S. Genson	57	Director
Richard J. Lampen	52	Director
Vincent A. Mangone	40	Director
Benjamin D. Pelton	54	Director
Jeffrey S. Podell	65	Director
Steven A. Rosen	60	Director
Richard J. Rosenstock	54	Director
Mark Zeitchick	40	Director
Salvatore Giardina	44	Vice President and Chief Financial Officer
     Howard M. Lorber has been chairman of our board of directors since May 2001. Since January 2006, Mr. Lorber has been the president and chief executive officer of Vector Group Ltd., a New York Stock Exchange-listed holding company, with subsidiaries engaged in the manufacture and sale of cigarettes, and the sole member of New Valley LLC. Mr. Lorber also served as president and chief operating officer of Vector Group from January 2001 to December 2005 and has served as a director of Vector Group since January 2001. From November 1994 to December 2005, Mr. Lorber served as president and chief operating officer of New Valley, where he also served as a director. Mr. Lorber was chairman of the board of directors of Hallman & Lorber Associates Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the NASD, since 1984. Mr. Lorber has also been the chairman of the board of Nathan’s Famous, Inc., a chain of fast food restaurants, since 1987 and has been its chief executive officer since 1993. Mr. Lorber also serves as a director of United Capital Corp., a real estate investment and diversified manufacturing company, and as a trustee of Long Island University.

     Mark D. Klein has been president, chief executive officer and a member of our board of directors since April 2005. He has also been the chairman of the board and chief executive officer of Ladenburg since April 2005. For the five years prior to joining our company, Mr. Klein served as the president and chief executive officer of NBGI Asset Management Inc. and NBGI Securities Inc., both affiliates of the National Bank of Greece, a leading financial institution in Greece. Prior to joining NBGI Asset Management Inc. and NBGI Securities Inc., Mr. Klein founded Newbrook Capital Management and Newbrook Securities in 1994 and served as the president and chief executive officer of the two firms until they were acquired by the National Bank of Greece in July 2000. Mr. Klein has also been a senior portfolio manager specializing in high net worth individuals for three major brokerage firms, including PaineWebber and Smith Barney Shearson. In addition to his traditional asset management experience, Mr. Klein founded Independence Holdings LLC, a private equity fund of funds company, in 1997.
     Henry C. Beinstein has been a member of our board of directors since May 2001. Mr. Beinstein has been a director of New Valley since 1994 and of Vector Group since March 2004. Since January 2005, Mr. Beinstein has been a partner of Gagnon Securities, LLC, a broker-dealer and a member firm of the NASD and has been a money manager and an analyst and registered representative of such firm since August 2002. He retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand.
     Robert J. Eide has been a member of our board of directors since May 2001. He has been the chairman and chief executive officer of Aegis Capital Corp. since before 1988. Mr. Eide also serves as a director of Nathan’s Famous and Vector Group.
     Phillip Frost, M.D. has been a member of our board of directors since March 2004. He also served as a member of our board of directors from May 2001 until July 2002. Dr. Frost has served as vice chairman of the board of directors of Teva Pharmaceutical Industsries Ltd. (“Teva”), which is among the top 20 pharmaceutical companies in the world and is the leading generic pharmaceutical company, since January 2006. He has served since 1987 as chief executive officer of IVAX Corporation, a company engaged in the research, development, manufacture and marketing of pharmaceutical products which was acquired by Teva in January 2006. From July 1991 until January 1995, he also served as the president of IVAX and from 1987 to January 2006, served as chairman of the board. He has also served as chairman of the board of directors of IVAX Diagnostics, Inc., an American Stock Exchange-listed company that produces diagnostic reagent kits and is a subsidiary of IVAX, since March 2001. Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is a director of Continucare Corporation, an American Stock Exchange-listed provider of outpatient healthcare and home healthcare services, Northrop Grumman Corp., an aerospace company, and Cellular Technical Services Company, Inc., a telecommunications company. He is a member of the board of trustees of the University of Miami and a member of the board of governors of the American Stock Exchange.

     Brian S. Genson has been a member of our board of directors since October 2004. Mr. Genson has been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson also serves as a managing director of F1 Action located in Stanstead, England, which is engaged in investing in the motor sport industry. Mr. Genson was also responsible for introducing Ben and Jerry’s Ice Cream Company to the Japanese market. Mr. Genson has also served as a director of Nathan’s Famous since 1999.
     Richard J. Lampen has been a member of our board of directors since January 2002. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. From October 1995 to December 2005, Mr. Lampen served as executive vice president and general counsel of New Valley where he also served as a member of its board of directors. Since January 1997, Mr. Lampen has served as a director of CDSI Holdings Inc., a company with interests in the marketing services business, and since November 1998 has been its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.
     Vincent A. Mangone has been a member of our board of directors since August 1999. From August 1999 until December 2003, Mr. Mangone served as one of our executive vice presidents. Mr. Mangone has also been a registered representative with Ladenburg since March 2001. Mr. Mangone has also been affiliated with Ladenburg Capital since October 1993 and has been an executive vice president since September 1995.
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
     Steven A. Rosen has been a member of our board of directors since October 2004. Dr. Rosen has been a dentist and has been the owner and senior officer of Unique Dental Care, a corporation which operates a multi professional dental practice, since 1971. Dr. Rosen served as a member of our board of directors from August 1999 to May 2001.
     Richard J. Rosenstock has been a member of our board of directors since August 1999. From May 2001 until December 2002, Mr. Rosenstock served as vice chairman of our board of directors and from August 1999 until December 2002, served as our chief operating officer. He also served as our president from August 1999 until May 2001. Since January 2003, Mr. Rosenstock has been a registered representative of Ladenburg. Mr. Rosenstock was affiliated with Ladenburg Capital from 1986 until December 2002, serving from May 2001 as Ladenburg Capital’s chief executive officer. From January 1994 until May 1998, he served as an executive vice president of Ladenburg Capital and was its president from May 1998 until November 2001.

     Mark Zeitchick has been a member of our board of directors since August 1999. From August 1999 until December 2003, Mr. Zeitchick served as one of our executive vice presidents. Mr. Zeitchick has also been a registered representative with Ladenburg since March 2001. Mr. Zeitchick has also been affiliated with Ladenburg Capital since October 1993. Mr. Zeitchick has been Ladenburg Capital’s co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital. From May 2001 until November 2001, he served as chairman of Ladenburg Capital, and became co-chairman in November 2001.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the fiscal year ended December 31, 2005.
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
Code of Ethics
     In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Ladenburg Thalmann Financial Services Inc., 153 East 53rd Street, 49th Floor, New York, New York 10022.

ITEM 11. EXECUTIVE COMPENSATION.
     The following table shows the compensation paid or accrued by us to the individuals that served as our chief executive officer and to our most highly compensated executive officers whose total 2005 compensation exceeded $100,000 (collectively, the “Named Executive Officers”) for the calendar years 2005, 2004 and 2003. All compensation figures in this table and the notes thereto, are in dollars.

		Annual			Long-Term
		Compensation			Compensation
	Fiscal					All Other
Name and Principal Position	Period	Salary ($)	Bonus ($)		Options (#)	Compensation
Mark D. Klein	2005	374,000	375,000	(1)	5,000,000	—
President and Chief Executive	2004	—	—		—	—
Officer	2003	—	—		—	—

Charles I. Johnston	2005	62,500	150,000	(2)	—	—
Former President and Chief	2004	—	—		—	—
Executive Officer	2003	—	—		—	—

Bruce S. Mendelsohn	2005	204,167	—		2,000,000	19,500	(3)
Former Managing Director and	2004	—	—		—	—
Senior Executive Vice President	2003	—	—		—	—

Salvatore Giardina	2005	213,800	—		150,000	872	(4)
Vice President and Chief	2004	214,000	—		30,000	—
Financial Officer	2003	214,000	55,000		30,000	70	(4)
(1)	Represents pro-rata accrual of bonus amounts provided for in Mr. Klein’s employment agreement.

(2)	Represents a lump sum payment pursuant to Mr. Johnston’s Severance, Waiver and Release Agreement.

(3)	Represents lodging expense incurred by Mr. Mendelsohn reimbursed pursuant to his employment contract.

(4)	Represents residual earnings from stock options surrendered with respect to the 1995 merger of Ladenburg Thalmann and New Valley.
Compensation Arrangements for Executive Officers
     Charles I. Johnston was employed by us as our president and chief executive officer under an employment agreement with Ladenburg. Effective March 4, 2005, we entered into a Severance, Waiver and Release Agreement with Mr. Johnston. Under the Severance Agreement, effective March 31, 2005, Mr. Johnston resigned from all of his positions with us and all of our subsidiaries including Ladenburg. Pursuant to the Severance Agreement, Mr. Johnston received (i) a lump sum payment of approximately $150,000 and (ii) continued health benefits under his existing employment agreement until the earlier of the second anniversary of the Severance Agreement or until he is covered on a comparable basis by another plan.

     We entered into an Employment Agreement dated March 7, 2005 with Mark D. Klein pursuant to which, effective April 1, 2005, Mr. Klein serves as our president and chief executive officer and as chairman and chief executive officer of Ladenburg. Under the Employment Agreement, Mr. Klein receives (i) a base salary of $500,000 per year, (ii) an annual bonus of $500,000 if certain performance goals are met, (iii) a life insurance policy providing for death benefits of at least $2,000,000 and a long-term disability insurance plan which provides Mr. Klein with disability benefits equal to at least 60% of his average annual compensation until his 65th birthday and (iv) options to purchase 5,000,000 shares of our common stock at a price of $0.465 per share. The options vest as to ten percent of the options on the date of grant and as to 22.5% of the options in four annual installments commencing on March 4, 2006 and expire on March 4, 2015. The options provide that if a “change of control” (as defined in the Employment Agreement) occurs, all options not yet vested will vest and become immediately exercisable. In the event that Mr. Klein’s employment is terminated by reason of his death, disability, by us without “cause” or by Mr. Klein for “good reason” (as such terms are defined in the employment agreement), any unvested portion of the option that would have vested had he remained employed for the remainder of the then current employment period shall immediately vest and such vested portion shall remain exercisable for a period of one year following Mr. Klein’s termination of employment or for the remainder of the term of the option, whichever period is shorter. In the event that Mr. Klein’s employment is terminated for any other reason, the option shall immediately terminate.
     In addition, Mr. Klein purchased 2,222,222 shares of our common stock at $0.45 in March 2005.
     Bruce S. Mendelsohn was previously employed by us as our managing director and senior executive vice president through July 1, 2007. Under the employment agreement with Mr. Mendelsohn, he was entitled to receive a base salary of $350,000 for the first year of the agreement and $400,000 for the second year of the agreement, subject to approval by our chief executive officer and our board of directors. In connection with Mr. Mendelsohn’s employment, we granted him a ten-year option to purchase 2,000,000 shares of our common stock at $0.645 per share. The option vested as to 200,000 shares of common stock on the date of grant and vested as to the remainder of the option in four equal annual installments of 450,000 shares commencing on June 1, 2006. In addition, Mr. Mendelsohn was given the opportunity to purchase 225,000 shares of our common stock at $0.45 per share and did so in June 2005. In January 2006, Mr. Mendelsohn determined to resign his position with us to rejoin his prior employer but has agreed to remain as a member of our advisory board. In connection with his resignation, we determined to allow him to continue to exercise the vested portion of his option (200,000 shares of common stock) until the later of (1) January 31, 2007, and (2) one year after he is no longer a member of our advisory board, but in no event later than January 31, 2007. The remaining portion of his options were terminated.
Compensation Arrangements for Directors
     Directors who are employees of ours receive no cash compensation for serving as directors. Our non-employee directors receive annual fees of $15,000, payable in quarterly installments, for their services on our board of directors, and members of our audit committee and compensation committee each receive an additional annual fee of $10,000 and $5,000, respectively. In addition, each director receives five hundred dollars per meeting that he attends. Additionally, upon their election or re-election, as the case may be, we grant our non-employee directors ten-year options under our 1999 Performance Equity Plan to purchase 20,000 shares of our common stock at fair market value on the date of grant. All of our directors are reimbursed for their costs incurred in attending meetings of the board of directors or of the committees on which they serve.

Option Grants
     The following table represents the stock options granted in the fiscal year ended December 31, 2005, to the Named Executive Officers.

STOCK OPTION GRANTS IN 2005
	Number of	Percent of Total
	Securities	Options Granted to
	Underlying Options	Employees in	Exercise Price of		Grant Date Present
Name of Executive	Granted (#)	Fiscal Year (%)	Options ($)	Expiration Date	Value(1)($)
Mark D. Klein	5,000,000	28.5%	0.465	3/04/15	$2,150,000
Bruce S. Mendelsohn	2,000,000	11.4%	0.645	5/31/15	$1,000,000
Salvatore Giardina	150,000	0.9%	0.580	8/17/15	$102,200

(1)	The estimated present value at grant date of the options granted to such individual has been calculated using the Black-Scholes option pricing model, based upon the following assumptions:

Expiration		Risk-free	Expected	Dividend
Date	Volatility	Rate	Life	Rate
3/04/15	103.210%	4.50%	10 years	-0-
5/31/15	67.630%	4.00%	10 years	-0-
8/17/15	26.940%	4.26%	10 years	-0-
     The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”
     The following table sets forth the fiscal year-end option values of outstanding options at December 31, 2005, and the dollar value of unexercised, in-the-money options for our Named Executive Officers. There were no stock options exercised by any of the Named Executive Officers in 2005.

AGGREGATED FISCAL YEAR-END OPTION VALUES
	Number of Securities Underlying		Dollar Value of Unexercised
	Unexercised Options at		in-the-money Options at
	Fiscal Year End:		Fiscal Year End
Name	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Mark D. Klein	500,000	4,500,000	232,500	2,092,500
Charles I. Johnston	100,000	-0-	75,000	-0-
Bruce S. Mendelsohn	200,000	1,800,000	129,000	1,161,000
Salvatore Giardina	65,000	180,000	40,000	111,800

1999 Performance Equity Plan
     Our 1999 Performance Equity Plan (“Option Plan”) which was approved by our shareholders and most recently amended on November 6, 2002, covers 10,000,000 shares of our common stock, under which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The Option Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until May 26, 2009. The Option Plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our compensation committee. To the extent permitted under the provisions of the plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards. As of December 31, 2005, 9,236,265 shares of common stock are available under this plan, and stock options for 8,637,770 shares of our common stock are outstanding.
Stock Options Issued Outside of Option Plan
     As of December 31, 2005, stock options to purchase an aggregate of 14,000,000 shares of our common stock at exercise prices ranging from $0.465 to $0.645 were outstanding. These options were granted in connection with the recruitment and employment of various individuals. Due to forfeitures subsequent to December 31, 2005, we currently have stock options issued outside of the Option Plan to purchase an aggregate of 8,400,000 shares of our common stock at exercise prices ranging from $0.465 to $0.645 outstanding.
Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan
     In November 2002, our shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan, under which a total of 5,000,000 shares of common stock are available for issuance. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock. Option periods have been initially set at three months long and commence on January 1st, April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. On the first day of each option period, known as the “date of grant,” each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an “exercise date.” On the exercise date, the amounts withheld will be applied to purchase shares for the employee from us. The purchase price was the lesser of 85% of the last sale price of our common stock on the date of grant or on the exercise date. Effective January 1, 2006, the purchase price will be 95% of the last sale price of our common stock on the exercise date. The Plan became effective November 6, 2002 and as of the date of this report, 3,206,857 shares of common stock have been issued under it.
Compensation Committee Interlocks and Insider Participation
     Our compensation committee is comprised of Messrs. Beinstein, Eide and Genson. None of these individuals served as officers of ours or of our subsidiaries.
     Prior to January 12, 2005, Mr. Lorber was a member of our compensation committee. Mr. Lorber is the chairman of the board of a firm which receives commissions from insurance policies written for us. See “Item 13 — Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information as of March 31, 2006 with respect to the beneficial ownership of our common stock by (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all of our current directors and executive officers as a group. Except as otherwise stated, the business address of each of the below listed persons is c/o Ladenburg Thalmann Financial Services Inc., 153 East 53rd Street, 49th Floor, New York, New York 10022.

	Amount and Nature of
	Beneficial		Percent of Class
Name of Beneficial Owner	ownership(1)		of Voting Securities
Phillip Frost, M.D.(2)	44,997,797	(3)	31.8%
New Valley LLC(4)	11,211,111	(5)	7.9%
Bennett S. LeBow(6)	7,571,856	(7)	5.4%
Richard J. Rosenstock	4,005,650	(8)	2.8%
Howard M. Lorber(9)	3,321,607	(10)	2.3%
Mark D. Klein	2,722,222	(11)	1.9%
Mark Zeitchick	1,817,978	(12)	1.3%
Vincent Mangone	1,817,978	(13)	1.3%
Bruce S. Mendelsohn	425,000	(14)	*
Richard J. Lampen(15)	188,781	(16)	*
Steven A. Rosen(17)	100,000	(18)	*
Robert J. Eide(19)	99,724	(20)	*
Henry C. Beinstein(21)	101,155	(22)	*
Benjamin D. Pelton(23)	80,000	(24)	*
Salvatore Giardina	72,293	(25)	*
Brian S. Genson(26)	20,000	(27)	*
Jeffrey S. Podell(28)	42,013	(29)	*
All directors and executive officers as a group (15 persons)	59,812,198	(30)	41.5%

*	Less than 1 percent.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the shareholders is based upon numbers reported by the owner in documents publicly filed with the SEC, publicly available information or information made known to us. Except as otherwise indicated, all of the shares of common stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

(2)	The business address of Dr. Frost is c/o IVAX Corporation, 4400 Biscayne Boulevard, Miami, Florida 33137.

(3)	Represents (i) 1,844,366 shares of common stock held by Frost Gamma Investments Trust, a trust organized under Florida law, (ii) 100,000 shares of common stock issuable upon exercise of an immediately exercisable warrant held by Frost Gamma, (iii) 43,013,431 shares of common stock held by Frost-Nevada Investments Trust (“Frost Trust”), a trust organized under Florida law, and (iv) 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost. Does not include 2,420,112 shares of common stock to be purchased by Frost Gamma Investments Trust in the private placement that we are seeking shareholder approval for at a special meeting of shareholders to be held on April 3, 2006. Dr. Frost is the sole trustee of both Frost Gamma Investments Trust and Frost Trust. As the sole trustee of the Gamma Trust and the Frost Trust, Dr. Frost may be deemed the beneficial owner of all shares owned by the Gamma Trust and the Frost Trust, respectively, by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by such trusts. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, each of these persons will be deemed to be the beneficial owner of the shares held by any other such person. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on April 1, 2005 as well as from information made known to us.

(4)	New Valley LLC is wholly-owned by Vector Group Ltd. The business address for New Valley LLC and Vector Group Ltd. is 100 S. E. Second Street, Miami, Florida 33131.

(5)	Includes 100,000 shares of common stock issuable upon exercise of immediately exercisable warrants held by New Valley. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on April 1, 2005 as well as from information made known to us.

(6)	Mr. LeBow’s business address is c/o New Valley LLC, 100 S. E. Second Street, Miami, Florida 33131.

(7)	Represents (i) 1,363,526 shares of common stock held directly by Mr. LeBow, (ii) 5,799,612 shares of common stock held by LeBow Gamma Limited Partnership, a Nevada limited partnership, (iii) 198,423 shares of common stock held by LeBlow Alpha LLLP, a Delaware limited liability limited partnership, (iv) 170,295 shares held by The Bennett and Geraldine LeBow Foundation Inc. (“Foundation”), a Florida not-for-profit corporation, and (v) 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. LeBow. Does not include the shares of common stock beneficially owned by New Valley LLC, of which Mr. LeBow serves as an executive officer and director of its parent, Vector Group Ltd. Mr. LeBow indirectly possesses sole voting power and sole dispositive power over the shares of common stock held by the partnerships. LeBow Holdings Inc., a Nevada corporation, is the sole stockholder of LeBow Gamma Inc., a Nevada corporation, which is the general partner of LeBow Gamma Limited Partnership, and is the general partner of LeBow Alpha LLLP. Mr. LeBow is a director, officer and the sole stockholder of LeBow Holdings Inc. and a director and officer of LeBow Gamma Inc. Mr. LeBow and family members serve as directors and executive officers of the Foundation, and Mr. LeBow possesses shared voting power and shared dispositive power with the other directors of the Foundation with respect to the Foundation’s shares of common stock. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on April 1, 2005 as well as from information made known to us.

(8)	Represents (i) 54,304 shares of common stock held directly by Mr. Rosenstock, (ii) 3,701,346 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary and (iii) 250,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock. Does not include 100,000 shares of common stock to be purchased by Mr. Rosenstock in the private placement that we are seeking shareholder approval for at a special meeting of shareholders to be held on April 3, 2006.

(9)	Mr. Lorber’s business address is c/o New Valley LLC, 100 S. E. Second Street, Miami, Florida 33131.

(10)	Represents (i) 2,719,580 shares of common stock held directly by Mr. Lorber, (ii) 301,227 shares of common stock held by Lorber Epsilon 1999 Limited Partnership, a Delaware limited partnership, (iii) 220,800 shares of common stock held by Lorber Alpha II Partnership, a Nevada limited partnership and (iv) 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber. Mr. Lorber indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnerships. Lorber Epsilon 1999 LLC, a Delaware limited liability company, is the general partner of Lorber Epsilon 1999 Limited Partnership. Lorber Alpha II Limited Partnership, a Nevada limited partnership, is the sole member of, and Mr. Lorber is the manager of, Lorber Epsilon 1999 LLC. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Does not include the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lorber serves as an executive officer and director of its parent, Vector Group Ltd. Also does not include 507,789 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers. Mr. Lorber disclaims beneficial ownership of such shares.

(11)	Represents (i) 2,222,222 shares of common stock held by Mr. Klein’s spouse and (ii) 500,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Klein. Does not include 4,500,000 shares of common stock issuable upon exercise of options held by Mr. Klein that are not currently exercisable and that will not become exercisable within the next 60 days.

(12)	Includes (i) 1,414,211 shares of common stock held of record by MZ Trading LLC, of which Mr. Zeitchick is the sole managing member and (ii) 391,667 shares of common stock issuable upon exercise of currently exercisable options held by MZ Trading. Does not include (i) 100,000 shares of common stock to be purchased by MZ Trading LLC in the private placement that we are seeking shareholder approval for at a special meeting of shareholders to be held on April 3, 2006 and (ii) 233,333 shares of common stock issuable upon exercise of options held by MZ Trading that are not currently exercisable and that will not become exercisable within the next 60 days.

(13)	Represents (i) 1,426,311 shares of common stock held of record by The Vincent A. Mangone Revocable Living Trust Dated 11/5/96, of which Mr. Mangone is the sole trustee and beneficiary, and (ii) 391,667 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Mangone. Does not include 83,333 shares of common stock issuable upon exercise of options held by Mr. Mangone that are not currently exercisable and that will not become exercisable within the next 60 days.

(14)	Includes 200,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Mendelsohn.

(15)	Mr. Lampen’s business address is c/o New Valley LLC, 100 S. E. Second Street, Miami, Florida 33131.

(16)	Represents 108,781 shares of common stock held by Mr. Lampen and (ii) 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lampen. Does not include (i) 100,000 shares of common stock to be purchased by Mr. Lampen in the private placement that we are seeking shareholder approval for at a special meeting of shareholders to be held on April 3, 2006 and (ii) the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lampen serves as an executive officer of its parent, Vector Group Ltd.

(17)	Dr. Rosen’s business address is c/o Unique Dental Care, 16-26 Bell Blvd., Bayside, New York 11360.

(18)	Represents (i) 20,000 shares of common stock held by Dr. Rosen and (ii) 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosen. Does not include 40,000 shares of common stock to be purchased by Dr. Rosen in the private placement that we are seeking shareholder approval for at a special meeting of shareholders to be held on April 3, 2006.

(19)	Mr. Eide’s business address is c/o Aegis Capital Corp., 810 Seventh Avenue, New York, New York 10019.

(20)	Includes 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Eide.

(21)	Mr. Beinstein’s business address is c/o Gagnon Securities, 1370 Avenue of the Americas, New York, New York 10019.

(22)	Includes (i) 1,532 shares of common stock held of record in the individual retirement account of Mr. Beinstein’s spouse and (ii) 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein.

(23)	Mr. Pelton’s business address is c/o Pelton Ballard, et al., 2300 Clerenclon Blvd., Arlington, Virginia 22201.

(24)	Represents 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Pelton.

(25)	Includes 65,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Giardina. Does not include 180,000 shares of common stock issuable upon exercise of options held by Mr. Giardina that are not currently exercisable and that will not become exercisable within the next 60 days.

(26)	Mr. Genson’s business address is 100 Crystal Court, Hewlett, New York 11557.

(27)	Includes 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Genson.

(28)	Mr. Podell’s business address is 173 Doral Court, Roslyn, New York 11576.

(29)	Includes 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Podell.

(30)	Includes 2,458,334 shares of common stock issuable upon exercise of currently exercisable options and warrants and excludes 6,796,666 common stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days discussed in the foregoing footnotes, as applicable. Also does not include 2,760,112 shares of common stock to be purchased by certain of our directors in the private placement that we are seeking shareholder approval for at a special meeting of shareholders to be held on April 3, 2006. See notes 3, 6, 11, 12, 13, 14, 15, 16, 17, 18, 19, 21, 22, and 23.
Equity Compensation Plan Information
     The following table sets forth certain information at December 31, 2005 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Number of Securities
Remaining Available
for Future Issuance
		Weighted-Average	under Equity
	Number of Securities to	Exercise Price of	Compensation Plans
	be Issued upon Exercise	Outstanding	(excluding securities
	of Outstanding Options,	Options, Warrants	reflected in the
Plan Category	Warrants and Rights	and Rights	first column)
Equity Compensation Plans Approved by Security Holders	8,637,770	$0.97	598,495
Equity Compensation Plans Not Approved by Security Holders	14,200,000 (1)	$0.58	-0-

(1)	Due to various forfeitures subsequent to December 31, 2005, there are currently 8,400,000 shares of common stock reserved.
     In August 2001, New Valley and Frost-Nevada each loaned us $1,000,000. As consideration for the loans, we issued to each of them a five-year, immediately exercisable warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share.
     In March 2004, we granted Charles I. Johnston, our then new chief executive officer, non-qualified options to purchase a total of 2,500,000 shares of common stock, 1,000,000 of which were under the Option Plan and 1,500,000 which were outside of the Option Plan. The options were exercisable at a price of $.75 per share, the fair market value on the date of grant. These options vested in five equal annual installments commencing on the first anniversary of the date of grant and expired ten years from the date of grant. In March 2005, in connection with the resignation of Mr. Johnston, 2,400,000 previously issued options (900,000 of which were under the Option Plan and 1,500,000 of which were outside the Option Plan) expired and 100,000 previously issued options which would have expired under the under the Option Plan were extended to March 4, 2006. Such options expired in March 2006 in accordance with their terms.
     In March 2005, we granted Mark D. Klein, our chief executive officer, options to purchase 5,000,000 shares of our common stock at an exercise price of $0.465 per share. Ten percent of the options vested immediately upon grant and the remainder of the options will vest in four equal annual installments commencing on the first anniversary of the grant date.
     In March 2005, Ladenburg entered into an employment agreement with a newly employed director of institutional sales and in connection therewith granted him options to purchase 1,500,000 shares of our common stock at an exercise price $0.64 per share. The option, which expires on March 28, 2015, will vest as to 250,000 shares on each of the first four anniversaries of the date of grant. An additional 125,000 shares will vest on the third anniversary of the date of grant and an additional 375,000 shares will vest on the fourth anniversary of the date of grant provided that the Commission Shares (defined below) have been purchased. In addition, he committed to purchase an additional 2,500,000 shares of our common stock at $0.64 per share solely through the use of compensation to be earned by him.
     In June 2005, Ladenburg entered into several employment agreements with newly employed executives and in connection therewith granted the executives options to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price $0.645 per share. The options, which expire on June 1, 2015, will vest at various periods through June 30, 2009. In addition, one of the executives committed to purchase up to an additional 500,000 shares of our common stock at $0.645 per share solely through the use of compensation to be earned by him.
     In July 2005, we hired an experienced portfolio manager and securities industry executive, as chief investment strategist of our asset management subsidiary, Ladenburg Thalmann Asset Management Inc. In connection with his employment, the individual purchased 1,000,000 shares of our common stock at $0.45 per share (an aggregate purchase price of $450,000). In addition, the individual has committed to purchase an additional 1,000,000 shares of our common stock at $0.58 per share, solely through the use of compensation to be earned by him. Additionally, we granted an option to the individual to purchase 1,000,000 shares of our common stock at $0.58 per share. The option, which will expire ten years from the date of grant, will vest in four equal annual installments commencing on the first anniversary of the date of grant.
     At December 31, 2005, these warrants and options were our only equity compensation “plans” not approved by our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Senior Convertible Notes Payable, Debt Conversion and Private Financing
     In conjunction with the May 2001 acquisition of Ladenburg, we issued a total of $20,000,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley, Berliner Effektengesellschaft AG and Frost-Nevada (which was subsequently assigned to Frost Trust). The $10,000,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg, bore interest at 7.5% per annum, and the $10,000,000 principal amount of the note issued to Frost-Nevada bore interest at 8.5% per annum. The notes were convertible into a total of 11,296,746 shares of our common stock and secured by a pledge of the stock of Ladenburg.
     On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with us to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003. The holders of the senior convertible promissory notes subsequently agreed to extend the interest forbearance period to May 13, 2005 with respect to interest payments due through March 31, 2005. Interest on the deferred amounts accrued at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada Investments Trust note. We also agreed to apply any net proceeds from any subsequent public offerings to any such deferred amounts owed to the holders of the notes to the extent possible. As of December 31, 2004, accrued interest payments as to which a forbearance was received, amounted to $4,429,000. During the second quarter of 2004, we repurchased from Berliner $1,990,000 principal amount of the notes, plus $320,000 of accrued interest, for $1,000,000 in cash. As a result, we recorded a gain on debt cancellation of $1,310,000 during the second quarter of 2004.
     In November 2004, we entered into an amended debt conversion agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010,000, together with accrued interest, into our common stock. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share. As part of the debt conversion agreement, each of Frost Trust and New Valley agreed to purchase $5,000,000 of our common stock for $0.45 per share.
     Frost Trust agreed that it would not sell, transfer or assign any shares it received as a result of the foregoing transactions for a period of one year from the date of the agreement except to its affiliated entities.
     The debt conversion transaction was approved by our shareholders at the annual shareholder meeting held on January 12, 2005 and closed on March 11, 2005. The transactions were effective as of February 22, 2005 and resulted in the following:
•	The $10,000,000 senior convertible promissory note to Frost Trust and related accrued interest through February 22, 2005 of $2,761,000 was converted at $0.40 per share into 31,902,320 shares of our common stock.

•	The $8,010,000 senior convertible promissory note to New Valley and related accrued interest through February 22, 2005 of $1,928,000 was converted at $0.50 per share into 19,876,358 shares of our common stock.

•	Frost-Trust acquired 11,111,111 shares of our common stock at $0.45 per share in exchange for a cash payment of $1,445,000 and the cancellation of our $3,500,000 of notes payable and related accrued interest of $55,000 described below.

•	New Valley acquired 11,111,111 shares of our common stock at $0.45 per share in exchange for a cash payment of $1,445,000 and the cancellation of our $3,500,000 of notes payable and related accrued interest of $55,000 described below.

•	We recorded a pre-tax charge of $19,359,000 in 2005 reflecting the expense attributable to the reduction in the conversion price of the notes that were converted. The net effect on our balance sheet from the conversion, net of related expenses, was an increase to shareholders’ equity of $22,699,000 (without giving effect to any sale of common stock relating to the private financing).

•	As a result of the debt conversion and private financing, the beneficial ownership of Frost-Trust increased from 18.5% to 37.2% (31.8% as at December 31, 2005).

•	As a result of the debt conversion and private financing, the beneficial ownership of New Valley increased from 9.4% to 25.7%. New Valley subsequently distributed 19,876,358 shares of the stock it received from the conversion of its note to its shareholders. New Valley’s residual LTS shares equate to a beneficial ownership of approximately 7.9% at December 31, 2005.
Other
     On March 27, 2002, we borrowed $2,500,000 from New Valley, our former parent. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000,000 in total proceeds. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, we borrowed an additional $2,500,000 from New Valley (collectively, with the March 2002 Loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans, to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans. We have engaged in discussions with New Valley to restructure the terms of these notes.
     In December 2004, Ladenburg received a $2,000,000 temporary cash subordination from each of Dr. Phillip Frost and New Valley to provide additional regulatory capital required for an underwriting participation. Upon completion of the underwriting during the same month, the $4,000,000 was repaid with interest at the rate of prime plus 2%. Interest amounted to $2,000.
     In December 2005, Ladenburg received a $15,000,000 temporary cash subordination from one of our directors, Dr. Phillip Frost, to provide additional regulatory capital required for an underwriting participation. Upon completion of the underwriting during the same month, the $15,000,000 was repaid plus a $300,000 fixed amount of interest. The interest paid to Dr. Frost was on terms no less favorable than could have been obtained from an unaffiliated third party.
     We borrowed $1,750,000 from New Valley and $1,750,000 from Frost Trust in 2004 and an additional $1,750,000 from each of them in the first quarter of 2005. These notes, together with accrued interest, payable at 2% above the prime rate, were delivered for cancellation in March 2005 as payment, along with $2,890,000 in cash, for New Valley’s and Frost Trust’s purchase of $10,000,000 of our common stock discussed above.
     We may from time to time borrow additional funds on a short-term basis from our shareholders and clearing broker, in order to supplement the liquidity of our broker-dealer operations.
     Howard Lorber is chairman of the board of directors of Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for us. These commissions amounted to approximately $92,000 in 2005.
     Effective December 31, 2004, we sold LCFM to an entity owned by three of our directors, Vincent A. Mangone, Richard J. Rosenstock, and Mark Zeitchick, for $5,000, resulting in a gain of $5,000 which was recorded in our statement of operations for the year ended December 31, 2004, in other revenues.
     Several members of the immediate families of our executive officers and directors are employed as registered representatives of Ladenburg. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. The arrangements we have with these individuals are similar to the arrangements we have with our other registered representatives. Richard Sonkin, the brother-in-law of Richard J. Rosenstock, was re-hired by us in 2005 and received approximately $82,000 in compensation during 2005. Richard Sonkin’s employment was terminated during 2005. Steven Zeitchick, the brother of Mark Zeitchick, received $114,000 in compensation during 2005. It is anticipated that Steven Zeitchick will receive in excess of $60,000 in compensation from us in 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
     For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $208,000 and $194,000, respectively.
Audit-Related Fees
     For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph entitled “Audit Fees” above were $22,000 and $44,000, respectively. These fees were for the audit of our 401(k) retirement plan for 2005 and 2004 and the audit and tax returns of the Ladenburg Focus Fund, L.P. for 2004.
Tax Fees
     For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were

$37,000 in each year. The services performed include the preparation of our federal, state and local income tax returns for the fiscal years ended September 30, 2005 and 2004.
All Other Fees
     For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for products and services provided by our principal accountant, other than the services reported above were $19,000 and $21,000 respectively. The services performed were research of various accounting and tax issues during both years and agreed upon procedures relating to Ladenburg’s compliance with the anti-money laundering requirements of the PATRIOT Act of 2001 for 2004.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a)(1): Index to 2005 Consolidated Financial Statements
     The Consolidated Financial Statements and the Notes thereto, together with the report thereon of Eisner LLP dated February 16, 2006, appear beginning on page F-1 of this report.
     (a)(2): Financial Statement Schedules
     Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     (a)(3): Exhibits Filed
     The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated
Exhibit		By Reference from	No. in
Number	Description	Document	Document	Page
2.1	Agreement and Plan of Merger, dated May 27, 1999	A	2.1	–

3.1	Articles of Incorporation	B	3.1	–

3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	C	3.2	–

3.3	Bylaws	B	3.2	–

4.1	Form of common stock certificate	B	4.1	–

4.2	Form of Warrant Agreement between the Company and Cardinal Capital Management, Inc. (including the form of Warrant Certificate).	B	4.2	–

4.3	Form of Senior Convertible Promissory Note, as amended, dated May 7, 2001, issued to New Valley Capital Corporation and Berliner Effektengesellschaft AG	D	4.2	–

4.4	Senior Convertible Promissory Note, as amended, dated May 7, 2001, issued to Frost-Nevada, Limited Partnership	D	4.3	–

4.5	Promissory Note, dated March 27, 2002, issued to New Valley Corporation	E	4.1	–

10.1	Agreement of Lease, dated December 20, 1996, between the Company and Briarcliffe College, Inc.	C	10.1	–

10.2	Standard Form of Office Lease, dated August 3, 1999, between the Company and Mayore Estates LLC and 80 Lafayette LLC, together with Amendment, dated August 19, 1999.	C	10.2	–

10.3	Amended and Restated 1999 Performance Equity Plan*	F	10.1	–

10.4	Annual Incentive Bonus Plan*	G	Exhibit “D”	–

10.5	Special Performance Incentive Plan*	G	Exhibit “E”	–

10.6	Form of Stock Option Agreement, dated as of May 7, 2001, between the Company and certain directors	H	10.3	–

10.6.1	Schedule of Stock Option Agreements in the form of Exhibit 10.31, including material detail in which such documents differ from Exhibit 10.31	H	10.3.1	–

		Incorporated
Exhibit		By Reference from	No. in
Number	Description	Document	Document	Page
10.7	Form of Warrant issued to New Valley Corporation and Frost-Nevada, Limited Partnership	D	10.6	–

10.8	Stock Option Agreement, dated as of January 10, 2002, between the Company and Richard J. Lampen	I	10.2	–

10.9	Form of Stock Option Agreement, dated January 10, 2002, between the Company and each of Victor M. Rivas, Richard J. Rosenstock, Mark Zeitchick and Vincent A. Mangone*	I	10.3	–

10.9.1	Schedule of Stock Option Agreements in the form of Exhibit 10.41, including material detail in which such documents differ from Exhibit 10.41*	J	10.3.1	–

10.10	Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan	F	10.2	–

10.11	Form of Stock Option Agreement, dated November 15, 2002, between the Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	K	10.48	–

10.11.1	Schedule of Stock Option Agreements in the form of Exhibit 10.48, including material detail in which such documents differ from Exhibit 10.48*	K	10.48.1	–

10.12	Form of Stock Option Agreement, dated September 17, 2003, between the Company and each of Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	L	10.1	—

10.12.1	Schedule of Stock Option Agreements in the form of Exhibit 10.49, including material detail in which such documents differ from Exhibit 10.49*	L	10.1.1	—

10.13	Stock Option Agreement, dated December 17, 2003, between the Company and Salvatore Giardina*	M	10.46	—

		Incorporated
Exhibit		By Reference from	No. in
Number	Description	Document	Document	Page
10.14	Debt Conversion Agreement, dated as of March 29, 2004, among Ladenburg Thalmann Financial Services Inc., a Florida corporation, New Valley Corporation and Frost-Nevada Investments Trust	M	10.49	—

10.15	Severance, Waiver and Release Agreement, dated as of March 4, 2005, between Ladenburg Thalmann Financial Services Inc. and Charles I. Johnston*	N	10.1	—

10.16	Employment Agreement, dated as of March 4, 2005, between Ladenburg Thalmann Financial Services Inc. and Mark D. Klein*	N	10.2	—

10.17	Stock Option Agreement, dated as of March 4, 2005, between Ladenburg Thalmann Financial Services Inc. and Mark D. Klein*	N	10.3	—

10.17.1	Stock Option Agreement Amendment, dated as of March 20, 2006, between Ladenburg Thalmann Financial Services Inc. and Mark D. Klein *	—	—	Filed Herewith

10.18	Indemnification Agreement, dated as of March 4, 2005, between Ladenburg Thalmann Financial Services Inc. and Mark D. Klein*	N	10.4	—

10.19	Stock Option Agreement, dated as of March 25, 2005, between Ladenburg Thalmann Financial Services Inc. and Michael Philipps*	O	10.1	10.1

10.20	Subscription Agreement between Ladenburg Thalmann Financial Services Inc. and Michael Philipps*	O	10.2	10.2

10.21	Stock Purchase Agreement between Ladenburg Thalmann Financial Services Inc. and Michael Philipps*	O	10.3	10.3

10.22	Form of Subscription Agreement for investors unrelated to us in the November 2005 Private Placement	P	10.1	10.1

10.23	Form of Subscription Agreement for investors related to us in the November 2005 Private Placement	P	10.2	10.2

21	List of Subsidiaries	—	—	Filed Herewith

Incorporated
Exhibit		By Reference from	No. in
Number	Description	Document	Document	Page
23.1	Consent of Eisner LLP	–	–	Filed Herewith

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	Filed Herewith

31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	Filed Herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	Filed Herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	Filed Herewith

A.	Quarterly report on Form 10-QSB filed on August 16, 1999.

B.	Registration statement on Form SB-2 (File No. 333-31001).

C.	Annual report on Form 10-K for the year ended August 24, 1999.

D.	Current report on Form 8-K/A, dated February 8, 2001 and filed with the SEC on September 10, 2001.

E.	Quarterly report on Form 10-Q for the quarter ended March 31, 2002.

F.	Quarterly report on Form 10-Q for the quarter ended September 30, 2002.

G.	Definitive proxy statement relating to a special meeting of shareholders held on August 23, 1999.

H.	Current report on Form 8-K/A, dated February 8, 2001 and filed with the SEC on May 1, 2001.

I.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

J.	Registration statement on Form S-3 (File No. 333-81964).

K.	Annual report on Form 10-K for the year ended December 31, 2002.

L.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

M.	Annual report on Form 10-K for the year ended December 31, 2003.

N.	Current report on Form 8-K, dated March 4, 2005 and filed with the SEC on March 10, 2005.

O.	Current report on Form 8-K, dated March 25, 2005 and filed with the SEC on March 31, 2005.

P.	Current report on Form 8-K, dated November 30, 2005 and filed with the SEC on the same date.

*	Management Compensation Contract

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006	LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
	By:	/s/ Mark D. Klein
		Name:	Mark D. Klein
		Title:	President and Chief Executive Officer

POWER OF ATTORNEY
     The undersigned directors and officers of Ladenburg Thalmann Financial Services Inc. hereby constitute and appoint Howard M. Lorber, Mark D. Klein and Salvatore Giardina, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

Signatures	Title

/s/ Mark D. Klein Mark D. Klein	President and Chief Executive Officer (Principal Executive Officer)
/s/ Salvatore Giardina Salvatore Giardina	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Henry C. Beinstein Henry C. Beinstein	Director
/s/ Robert J. Eide Robert J. Eide	Director
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director
/s/ Brian S. Genson Brian S. Genson	Director
/s/ Richard J. Lampen Richard J. Lampen	Director
/s/ Howard M. Lorber Howard M. Lorber	Director
/s/ Vincent A. Mangone Vincent A. Mangone	Director
/s/ Benjamin D. Pelton Benjamin D. Pelton	Director
/s/ Jeffrey S. Podell Jeffrey S. Podell	Director
/s/ Steven A. Rosen Steven A. Rosen	Director
/s/ Richard J. Rosenstock Richard J. Rosenstock	Director
/s/ Mark Zeitchick Mark Zeitchick	Director

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005
ITEMS 8 and 15(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS
     Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 16(a) (1) and (2) are listed below:
     FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.
We have audited the accompanying consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity (capital deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Eisner LLP
New York, New York
February 16, 2006, except for Note 14 as to which the date is March 7, 2006

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Share Amounts)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$10,936	$1,720
Trading securities owned	1,904	153
Due from affiliates	—	121
Receivables from clearing brokers	20,947	10,348
Exchange memberships owned, at historical cost (Note 14)	1,413	1,501
Furniture, equipment and leasehold improvements, net	966	2,866
Restricted assets	1,313	1,060
Other assets	1,820	3,862

Total assets	$39,299	$21,631

LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)

Securities sold, but not yet purchased	$8,857	$28
Accrued compensation	2,488	2,009
Accounts payable and accrued liabilities	6,634	6,399
Deferred rent	1,529	4,096
Accrued interest	101	2,750
Accrued interest to former parent	1,056	2,542
Notes payable, including $5,000 to former parent	5,667	9,833
Senior convertible notes payable	—	18,010

Total liabilities	26,332	45,667

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity (capital deficit):
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; shares issued and outstanding, 141,590,529 and 46,683,270	14	5
Additional paid-in capital	122,532	58,674
Unearned employee stock-based compensation	(893)	—
Accumulated deficit	(108,686)	(82,715)

Total shareholders’ equity (capital deficit)	12,967	(24,036)

Total liabilities and shareholders’ equity (capital deficit)	$39,299	$21,631

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	For the year ended December 31,
	2005	2004	2003
Revenues:

Commissions	$15,937	$27,422	$42,376
Principal transactions, net	4,042	2,798	4,966
Investment banking fees	4,476	1,653	2,804
Investment advisory fees	1,265	193	69
Interest and dividends	2,082	1,495	1,752
Syndications and underwritings	491	496	251
Other income	2,397	4,384	5,202

Total revenues	30,690	38,441	57,420

Expenses:

Compensation and benefits	22,756	27,697	38,781
Non-cash compensation	728	—	—
Brokerage, communication and clearance fees	2,387	3,197	5,184
Rent and occupancy, net of sublease revenue	2,635	3,700	3,855
Professional services	3,054	3,393	3,927
Interest	1,027	2,189	2,225
Depreciation and amortization	811	1,037	1,187
Write-off of furniture, fixtures and leasehold improvements, net	62	546	779
Debt conversion expense	19,359	—	—
Other	3,788	6,595	6,680

Total expenses	56,607	48,354	62,618

Loss from continuing operations before income taxes (benefit)	(25,917)	(9,913)	(5,198)

Income taxes (benefit)	54	(127)	70

Loss from continuing operations	(25,971)	(9,786)	(5,268)

Loss from discontinued operations, net of limited partners’ interest and income taxes	—	(68)	(222)

Net loss	$(25,971)	$(9,854)	$(5,490)

Loss per Common Share (basic and diluted):
Continuing operations	$(0.24)	$(0.22)	$(0.12)
Discontinued operations	—	—	(0.01)

Net loss	$(0.24)	$(0.22)	$(0.13)

Number of shares used in computation (basic and diluted)	108,948,623	45,144,481	42,567,798

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(Dollars in thousands, except share amounts)

				Unearned
	Common Stock		Additional	Employee
			Paid-in	Stock-based	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2002	42,025,211	$4	$56,473	$—	$(67,371)	$(10,894)

Issuance of shares of common stock under employee stock purchase plan	1,601,919	—	212	—	—	212

Net loss	—	—	—	—	(5,490)	(5,490)

Balance, December 31, 2003	43,627,130	4	56,685	—	(72,861)	(16,172)

Issuance of shares of common stock in connection with settlement of arbitration claims	2,000,000	1	1,419	—	—	1,420

Issuance of shares of common stock under employee stock purchase plan	918,842	—	479	—	—	479

Exercise of stock options	137,298	—	91	—	—	91

Net loss	—	—	—	—	(9,854)	(9,854)

Balance, December 31, 2004	46,683,270	5	58,674	—	(82,715)	(24,036)

Issuance of shares of common stock under employee stock purchase plan	686,096	—	307	—	—	307

Exercise of stock options	44,767	—	21	—	—	21

Issuance of shares of common stock under performance equity plan	580,000	—	374	(113)	—	261

Issuance of shares of common stock to employees pursuant to stock purchase agreements	10,391,666	1	6,149	(1,474)	—	4,676

Stock options granted to Advisory Board	—	—	34	—	—	34

Amortization of unearned employee stock-based compensation	—	—	—	694	—	694

Conversion of senior convertible debt	51,778,678	5	42,053	—	—	42,058

Issuance of shares of common stock pursuant to private equity offering to former debtholders, net of expenses of $87	22,222,222	2	9,911	—	—	9,913

Issuance of shares of common stock to unrelated parties pursuant to private equity offering, net of expenses of $56	13,824,331	1	6,164			6,165

Repurchase and retirement of shares of common stock	(4,620,501)	—	(1,155)	—	—	(1,155)

Net loss	—	—	—	—	(25,971)	(25,971)

Balance, December 31, 2005	141,590,529	$14	$122,532	$(893)	$(108,686)	$12,967

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(25,971)	$(9,854)	$(5,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	811	1,037	1,187
Write-off of furniture, fixtures and leasehold improvements, net	62	546	779
Amortization of (adjustment to) deferred rent	(1,305)	(992)	40
Accrued interest	681	2,069	2,136
Forgiveness of promissory note payable	(667)	(667)	(1,500)
Debt conversion expense	19,359	—	—
Non-cash compensation expense	728	—	—
Limited partners’ interest in discontinued operations	—	522	152
Gain on debt cancellation	—	(1,310)	—
Gain on sale of discontinued operations	—	(105)	—
Other	88	337	3

(Increase) decrease in operating assets:
Trading securities owned	(1,751)	860	3,352
Receivables from clearing brokers	(10,599)	10,897	(9,867)
Assets of discontinued operations	—	—	(1,685)
Due from affiliates	121	326	(194)
Income taxes receivable	—	—	2,224
Other assets	2,042	428	(13)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	8,829	(4,042)	2,852
Accrued compensation	479	(188)	(893)
Accounts payable and accrued liabilities	255	(726)	(2,804)
Liabilities of discontinued operations	—	—	3,374
Due to affiliates	(34)	34	—

Net cash used in operating activities	(6,872)	(828)	(6,347)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(237)	(398)	(527)
Net proceeds from sale of equipment	—	29	93
Proceeds from sale of discontinued operations.	—	401	—

Net cash (used in) provided by investing activities	(237)	32	(434)

Cash flows from financing activities:
Issuance of common stock other than private equity offerings	5,265	571	212
Repurchase of common stock	(1,155)	—	—
Private equity offerings	8,968	—	—
Issuance of subordinated notes payable	15,000	4,000	—
Issuance of other notes payable	3,500	3,500	—
Repayment of subordinated notes payable	(15,000)	(6,500)	—
Repayment of senior convertible notes payable	—	(1,000)	—
(Increase) decrease in restricted assets	(253)	3	(9)
Distributions to limited partners of discontinued operations	—	(2,628)	(1,801)
Contributions from limited partners of discontinued operations	—	1,158	182

Net cash provided by (used in) financing activities	16,325	(896)	(1,416)

Net increase (decrease) in cash and cash equivalents	9,216	(1,692)	(8,197)
Cash and cash equivalents, beginning of year	1,720	3,412	11,609

Cash and cash equivalents, end of year	$10,936	$1,720	$3,412

Supplemental cash flow information:
Interest paid	$323	$74	$1,018
Taxes paid	26	29	206

Non-cash financing transactions:
Conversion of senior convertible notes ($18,010) and accrued interest ($4,689) into common shares	$22,699	$—	$—
Common shares purchased pursuant to private placement by exchanging notes payable ($7,000) and accrued interest ($110)	7,110	—	—
Settlement of liability with shares of common stock (Note 7)	—	1,420	—
See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1.	Description of Business

The consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”), a holding company, and its subsidiaries, all of which are wholly-owned. The principal operating subsidiary of LTS is Ladenburg Thalmann & Co. Inc. (“Ladenburg”), which is a registered broker-dealer in securities. The Company’s other subsidiaries primarily provide asset management services. All significant intercompany balances and transactions have been eliminated.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading, research, investment banking, asset management and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the NYSE, National Association of Securities Dealers, Inc. (“NASD”), Commodities Futures Trading Commission and National Futures Association. (See Note 4.)

One of the Company’s wholly-owned subsidiaries, Highland Fund Management Inc. (f/k/a Ladenburg Capital Fund Management Inc.) (“LCFM”), was sold as of December 31, 2004 to an entity owned by three of the Company’s directors. LCFM is the general partner of a limited partnership investment fund. The Company received $5 in exchange for all of the outstanding common stock of LCFM. This resulted in a gain of $5 which is reflected in discontinued operations for 2004. Accordingly, the accounts of the limited partnership are no longer consolidated with the Company’s accounts, effective December 31, 2004 and the results of operations of the limited partnership for the two-year period then ended has been reclassified and presented as earnings (loss) from discontinued operations in the accompanying statements of operations. The limited partners’ equity in LCFM is shown as limited partners’ interest in discontinued operations. In addition, in March 2004, the Company sold one of its registered investment advisor subsidiaries, Financial Partners Capital Management, Inc. (“FPCM”), to one of its employees. FPCM provided investment advisory and financial planning services. The Company received $396 in exchange for all of the outstanding common stock of FPCM and recorded a gain on sale of $100. FPCM’s results of operations through March 31, 2004, together with the gain on sale are reflected as discontinued operations. Revenues attributable to discontinued operations amounted to $1,425 and $2,291 in 2004 and 2003, respectively.

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
(Dollars in thousands, except per share amounts)
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

Ladenburg and its subsidiaries file a consolidated federal income tax return and certain combined state and local income tax returns. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2005 and December 31, 2004, the valuation allowance was $25,056 and $22,841, respectively.

Depreciation of furniture and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lease term.

Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the “cease-use date”). The fair value of the liability at the “cease-use date” shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. (See Note 7.)

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows the use of the fair value based method of accounting for stock-based employee compensation to be included in expense over the period earned. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting had been applied to employee awards. As permitted by SFAS No. 123, the Company continues to account for such compensation under APB No. 25 and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the Company’s 1999 Performance Equity Plan (the “Option Plan”) and all options granted outside the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on the Company’s net loss for the years ended December 31, 2005, 2004 and 2003 had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

	2005	2004	2003
Net loss, as reported	$(25,971)	$(9,854)	$(5,490)

Stock-based employee compensation determined under the fair value based method	(2,314)	(1,269)	(1,517)

Pro forma net loss	$(28,285)	$(11,123)	$(7,007)

Net loss per Common Share (basic and diluted), as reported	$(0.24)	$(0.22)	$(0.13)

Pro forma net loss per Common Share (basic and diluted)	$(0.26)	$(0.25)	$(0.16)

Options to purchase 3,524,500 and 4,599,500 shares of common stock, during 2005 and 2004, respectively, were granted under the Option Plan. Options to purchase 14,000,000 and 1,500,000 shares of common stock, during 2005 and 2004, respectively, were granted outside of the Option Plan. The per share weighted average fair value of stock options granted during 2005, 2004 and 2003 of $0.45, $0.77 and $0.40, respectively, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	4.24%	4.27%	4.27%
Volatility	74.71%	106.93%	102.48%
Dividend yield	0	0	0
Expected lives	10 years	10 years	10 years
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
3.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased as of December 31, 2005 and 2004 are as follows:

		Securities
	Securities	Sold, But Not
	Owned	Yet Purchased
December 31, 2005
Common stock	$1,852	$8,854
Municipal obligations	45	—
U.S.Government obligations	6	—
Corporate bonds	1	3

	$1,904	$8,857

December 31, 2004
Common stock	$71	$23
Municipal obligations	53	—
Corporate bonds	29	5

	$153	$28

Securities sold, but not yet purchased at December 31, 2005 principally respresents securities sold pursuant to an underwriters’ over-allotment option which was exercised in January 2006.

As of December 31, 2005 and 2004, approximately $1,904 and $138, respectively, of the securities owned are deposited with the Company’s clearing broker and pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.

4.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2005, Ladenburg had net capital, as defined, of $2,932, which exceeded its minimum capital requirement of $250 by $2,682.

Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

5.	Financial Instruments

The financial instruments of the Company and it subsidiaries are reported in the consolidated statements of financial condition at market or fair value or at carrying amounts that approximate fair values because of the relatively short-term nature of the instruments or, with respect to notes payable other than subordinated notes payable, because of their variable interest rates which periodically adjust to reflect changes in overall market interest rates. With respect to the $18,010 of fixed rate subordinated notes payable outstanding at December 31, 2004, the Company’s management believes that the stated interest rates on the notes would not be substantially different than what the Company could have obtained as of such date, based on the Company’s financial position.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Credit and market risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. The Company enters into options transactions primarily as a hedge for securities owned or securities sold, but not yet purchased. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option.

As of December 31, 2005 and 2004, Ladenburg was not contractually obligated for any equity index or financial futures contracts.

For the years ended December 31, 2005, 2004 and 2003, the net gain arising from options and futures contracts without regard to the benefit derived from market risk reduction was $-0-, $7 and $50, respectively. The measurement of market risk is meaningful only when all related and offsetting transactions are taken into consideration.

Ladenburg sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the financial statements at December 31, 2005 and 2004 at market values of the related securities and the Company will incur a loss if the market value of the securities increases subsequent to December 31, 2005 (see Note 3).

6.	Furniture, Equipment and Leasehold Improvements

Components of furniture, equipment and leasehold improvements included in the consolidated statements of financial condition were as follows:

	As of December 31,
	2005	2004
Cost
Leasehold improvements	$529	$2,899
Computer equipment	3,835	3,422
Furniture and fixtures	1,272	1,197
Other	2,377	2,713

	8,013	10,231

Less, accumulated depreciation and amortization	(7,047)	(7,365)

	$966	$2,866

See Note 7 — Operating Leases.

7.	Commitments and Contingencies

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
As of December 31, 2005, the leases and subleases, exclusive of the lease relating to premises vacated by a subsidiary, Ladenburg Capital Management Inc., due to the events of September 11, 2001 referred to below, provide for minimum lease payments and sublease rentals, net of lease abatement and exclusive of escalation charges, as follows:

Year Ending	Lease	Sublease
December 31,	Commitments	Rentals	Net
2006	$4,932	$4,492	$440
2007	5,155	4,645	510
2008	5,593	5,167	426
2009	5,386	5,167	219
2010	5,389	4,018	1,371
Thereafter	25,437	14,635	10,802

Total	$51,892	$38,124	$13,768

In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.

Deferred rent shown in the consolidated statement of financial condition represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis.

In February 2006, Ladenburg Capital entered into a settlement agreement with the landlord for its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. The terms of the settlement with the landlord (who had filed for bankruptcy reorganization) provided for us to pay the landlord $1,900 and were approved by the bankruptcy court on March 24, 2006. The settlement agreement provided for the termination of all Ladenburg Capital’s liabilities under the lease in exchange for $1,900 in cash and the surrender by the landlord of Ladenburg Capital’s letter of credit of approximately $650. In February 2006, Ladenburg Capital deposited $1,250 into escrow and the landlord relinquished the letter of credit. Ladenburg Capital will liquidate the assets securing the letter of credit and deposit the remaining $650 into escrow. The lease, which, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010, provided for future minimum payments aggregating approximately $2,988 payable $703 per year from 2006 through 2009 and $176 in 2010. The liability provided at December 31, 2004 was increased by $240 with a corresponding increase in rent expense for the year ended December 31, 2005 to reflect the settlement agreement.

In May 2003, Ladenburg relocated approximately 95 of its employees from its New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupies in its New York City office, and the net book value of the leasehold improvements was written-off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,592, net of the unamortized deferred rent credit of $813, resulted in a net charge to operations of $779. In accordance with SFAS No. 146, as estimated future sublease payments that could be reasonably obtained for the property exceeded related rental commitments under the lease, amounting to $15,421 as of December 31, 2003, no liability for costs associated with vacating the space was provided. In September 2004, Ladenburg subleased this floor for the remaining term of its lease. The fair value of the Company’s obligation with respect to the lease computed in accordance with SFAS No. 146, was approximately $1,500 at inception of the sublease and approximated the balance of the Company’s deferred rent liability relating to such space. Accordingly, no charge to operations was required in connection with the sublease. The balance of this liability as of December 31, 2005 was approximately $364 and is included in accrued expenses and other liabilities. The decrease in this liability results from net cash outflows relating to the space, including certain costs in connection with the sublease.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
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

In December 2005, Ladenburg entered into an agreement to sublet the remaining floor of its New York City office that it was occupying, commencing no later than March 15, 2006, for a term through the end of its lease period. Accordingly, the remaining leasehold improvements were written-off as of December 31, 2005. In conjunction with the write-off of leasehold improvements, a portion of the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,326, net of the write-off of $1,264 of the $2,093 of unamortized deferred rent credit resulted in a net charge to $62. The $829 balance of the unamortized deferred rent credit was equivalent to the fair value of the Company’s obligation with respect to the lease and is included in accounts payable and accrued liabilities.

In December 2003, Ladenburg Capital settled its litigation with the landlord and terminated its obligation under a lease expiring in 2007 relating to the office space in Bethpage, New York, which it vacated in 2002. During 2002, Ladenburg Capital provided for costs in connection with the litigation. In connection with the settlement, the Company adjusted its liability and recorded a corresponding reduction in rent expense of $1,175 in the fourth quarter of 2003. This reduction in rent expense, less rent accrued in previous quarters during 2003, amounted to a net credit of $200 for the fiscal year ended December 31, 2003.

At December 31, 2005 and 2004, Ladenburg has utilized a letter of credit in the amount of $1,000 which in both years was collateralized by $1,060 of Ladenburg’s investment in a money market fund that is classified as restricted assets on the consolidated statement of financial condition. The letter of credit is used as collateral for the lease of the Company’s Madison Avenue (New York City) office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expires on December 31, 2006.

Litigation and Regulatory Matters

The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of December 31, 2005, the Company’s subsidiaries are involved in several pending arbitrations in which claimants are seeking substantial amounts of damages. In June 2005, an arbitration panel granted Ladenburg’s motion to dismiss a pending claim with prejudice in which the claimaints were seeking compensatory damages of $6,000.

In September 2005, Ladenburg and Ladenburg Capital settled their claim with the insurance carrier relating to the events of September 11, 2001, for a total of $2,350. The excess of the insurance reimbursement over the $2,118 receivable previously reflected in other assets, amounted to $232 which is included in other income in the Company’s statement of operations for the year ended December 31, 2005. In addition, the insurance carrier agreed to reimburse Ladenburg Capital up to one third of any payment Ladenburg Capital makes to its New York City landlord in settling its obligation relating to the vacated premises, limited to $150.

On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part; Ladenburg’s motion to reconsider portions of that decision is currently pending. The Company believes the plaintiff’s claims in this action are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
In July 2005, a claim filed by Exotics.com, Inc. in the Superior Court of the State of California for the County of Los Angeles naming Ladenburg as a defendant was dismissed with prejudice. The amended complaint, which sought unspecified damages, alleged that defendants other than Ladenburg converted the plaintiff company’s licensing rights and other intellectual property, and that Ladenburg was involved in a conspiracy to manipulate the company’s stock, apparently through purportedly improper short sales. The claims were for conspiracy, conversion, breach of fiduciary duty, fraud, violations of California state securities law and other related claims.

In May 2004, the NASD contacted Ladenburg regarding an informal investigation into past activities by it, Ladenburg Capital and certain of their employees involving potential violations of NASD Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions. On September 15, 2004, Ladenburg received a “Wells Letter” from the staff of the NASD. The Wells Letter stated that the staff of the NASD intends to recommend that disciplinary action be brought against Ladenburg for violating certain conduct rules of the NASD, including NASD Conduct Rule 2440 and NASD Interpretive Memorandum 2440(c)(5) relating to fair prices and commissions, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The NASD previously delivered similar Wells Letters to five employees of Ladenburg generally alleging violations by them of the same NASD and SEC rules. Ladenburg and the NASD have resolved this matter. On March 23, 2005, without admitting or denying the NASD’s allegations or findings, Ladenburg consented to entry of an Acceptance, Waiver and Consent in which the NASD found that Ladenburg violated NASD Conduct Rule 2440, NASD Interpretive Memorandum 2440(c)(5), and NASD Conduct Rules 2110 (by virtue of violating Sections 17(a)(2) and (3) of the Securities Act of 1933), 3010 and 2110. In connection with the settlement, Ladenburg reimbursed customers approximately $1,200, plus interest. Ladenburg was also censured and agreed to a fine in the amount of $275. A liability of $1,555 related to the settlement was provided at December 31, 2004 with a corresponding charge to operations for the year then ended. The $275 fine was paid in March 2005, and in June 2005, Ladenburg reimbursed these customers approximately $1,200 plus $153 of interest. In addition, Ladenburg has implemented recommendations made by an independent consultant relating to Ladenburg’s policies and procedures concerning the above-mentioned NASD rules.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
In July 2005, a claim filed by Alan Sporn and Trident Systems, Inc. in the United States District Court for the Central District of California naming Ladenburg and Ladenburg Capital as defendants was dismissed with prejudice pursuant to a court-ordered stipulation. The amended complaint alleged that Ladenburg and Ladenburg Capital, as well as all other market makers in the plaintiff company’s stock, the Depository Trust Company and the National Securities Clearing Corporation, violated various federal and California statutes and regulations, and committed common law fraud and negligence, purportedly by engaging in improper short sales of Trident’s stock. The plaintiffs were seeking compensatory damages against all defendants aggregating approximately $152,000 and unspecified punitive damages.

On December 8, 2005, a lawsuit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg, a Ladenburg employee, and another individual. The plaintiff alleges, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty, breach of contract, and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks compensatory damages in excess of $2,000 and punitive damages of $10,000. Ladenburg’s deadline to answer or to move to dismiss has been extended pending the plaintiff’s amendment of the complaint. The Company believes that the plaintiff’s claims are without merit and intends vigorously to defend against them.

With respect to certain arbitration, litigation and regulatory matters (including Ladenburg Capital’s claim with its New York City landlord), where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability of approximately $1,958 at December 31, 2005 and $3,826 at December 31, 2004 including the settlement discussed above (included in accounts payable and accrued liabilities). During the fiscal years ended December 31, 2005, 2004 and 2003, respectively, various settlements, including the settlements described above, resulted in a net charge to operations of $1,221, $2,987 and $1,591(included in other expenses). With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

8.	Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a fiscal tax year ending September 30th.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
Income taxes (benefit) consists of the following:

		State and
	Federal	Local	Total
2005
Current	$—	$54	$54
Deferred	—	—	—

	$—	$54	$54

2004:
Current	$—	$(127)	$(127)
Deferred	—	—	—

	$—	$(127)	$(127)

2003:
Current	$—	$70	$70
Deferred	—	—	—

	$—	$70	$70

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pretax loss from continuing operations as a result of the following differences:

	2005	2004	2003
Loss from continuing operations before income taxes (benefit)	$(25,917)	$(9,913)	$(5,198)

Benefit under statutory U.S. tax rates	(8,812)	(3,370)	(1,767)
Increase in taxes resulting from:
Nondeductibility of debt conversion expense	6,582	—	—
Unrecognized net operating losses	2,012	3,337	1,718
Other nondeductible items	236	70	73
State taxes, net of Federal benefit	36	(84)	46
Other, net	—	(80)	—

Income tax provision	$54	$(127)	$70

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
Deferred tax amounts are comprised of the following at December 31:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$23,876	$20,194
Accrued expenses	1,141	2,122
Compensation and benefits	330	30
Depreciation and amortization	(90)	336
Unrealized (gains) losses	(201)	159

	25,056	22,841
Valuation allowance	(25,056)	(22,841)

Net deferred taxes	$—	$—

After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2005, 2004 and 2003, management has determined that a valuation allowance at December 31, 2005 and 2004 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2005, the Company had net operating loss carryforwards of approximately $51,900, expiring in various years from 2015 through 2026. The Company’s ability to use such carryforwards to reduce future taxable income may be subject to limitations attributable to equity transactions in March 2005 (see Note 11) that may have resulted in a change of ownership as defined in Internal Revenue Code Section 382.

9.	Benefit Plans

Ladenburg has a 401(k) retirement plan (the “Plan”), which allows eligible employees to invest a percentage of their pretax compensation, limited to the statutory maximum: $14, $13 and $12 for 2005, 2004 and 2003, respectively, plus in each of these years, an additional catch-up provision for employees greater than 50 years old of up to $4. The Plan also allows the Company to make matching and/or discretionary contributions. Ladenburg did not make made matching contributions for 2005, 2004 or 2003.

10.	Off-Balance-Sheet Risk and Concentrations of Credit Risk

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

The clearing operations for the Company’s securities transactions are provided by primarily one clearing broker. At December 31, 2005 and 2004, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
11.	Notes Payable

The components of notes payable are as follows:

	December 31,
	2005	2004
Senior convertible notes payable	$—	$18,010
Notes payable (forgivable per terms — see below) in connection with clearing agreement	666	1,333
Other notes payable	5,000	8,500

Total	$5,666	$27,843

The $5,666 of notes payable at December 31, 2005 mature during the year ending December 31, 2006.

Senior Convertible Notes Payable

In conjunction with the acquisition of Ladenburg in May 2001, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to New Valley Corporation (“New Valley”) and Berliner Effektengesellschaft AG (“Berliner”), the former Ladenburg stockholders, bore interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership (“Frost-Nevada”), which was subsequently assigned to Frost-Nevada Investments Trust (“Frost Trust”), of which Frost-Nevada is the sole and exclusive beneficiary, bore interest at 8.5% per annum. Dr. Phillip Frost, a director of the Company, is the sole stockholder of the general partner of Frost-Nevada. The notes were convertible into a total of 11,296,746 shares of common stock and secured by a pledge of the stock of Ladenburg.

On June 28, 2002, New Valley, Berliner and Frost-Nevada agreed with the Company to forbear until May 15, 2003 payment of the interest due to them under the senior convertible promissory notes held by these entities on the interest payment dates of the notes commencing June 30, 2002 through March 2003. The holders of the senior convertible promissory notes subsequently agreed to extend the interest forbearance period to May 13, 2005 with respect to interest payments due through March 31, 2005. Interest on the deferred amounts accrued at 8% on the New Valley and Berliner notes and 9% on the Frost Trust note. As of December 31, 2004, accrued interest payments as to which a forbearance was received from Frost Trust and New Valley, amounted to $4,429. During the second quarter of 2004, the Company repurchased from Berliner $1,990 principal amount of the notes, plus $320 of accrued interest, for $1,000 in cash. As a result, the Company recorded a gain on debt cancellation of $1,310 (included in other income) during the second quarter of 2004.

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

The debt conversion transaction was approved by the Company’s shareholders at the annual shareholder meeting held on January 12, 2005 and closed on March 11, 2005. The transactions were effective as of February 22, 2005 and resulted in the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
•	The $10,000 senior convertible promissory note to Frost Trust and related accrued interest through February 22, 2005 of $2,761 was converted at $0.40 per share into 31,902,320 shares of the Company’s common stock.

•	The $8,010 senior convertible promissory note to New Valley and related accrued interest through February 22, 2005 of $1,928 was converted at $0.50 per share into 19,876,358 shares of the Company’s common stock.

•	Frost-Trust acquired 11,111,111 shares of the Company’s common stock at $0.45 per share in exchange for a cash payment of $1,445 and the cancellation of the Company’s $3,500 of notes payable and related accrued interest of $55 described below.

•	New Valley acquired 11,111,111 shares of the Company’s common stock at $0.45 per share in exchange for a cash payment of $1,445 and the cancellation of the Company’s $3,500 of notes payable and related accrued interest of $55 described below.

•	The Company recorded a pre-tax charge of $19,359 in 2005 reflecting the expense attributable to the reduction in the conversion price of the notes that were converted. The net effect on the Company’s balance sheet from the conversion, net of related expenses, was an increase to shareholders’ equity of $22,699 (without giving effect to any sale of common stock relating to the private financing).

•	As a result of the debt conversion and private financing, the beneficial ownership of Frost-Trust increased from 18.5% to 37.2% (31.8% as of December 31, 2005).

•	As a result of the debt conversion and private financing, the beneficial ownership of New Valley increased from 9.4% to 25.7%. New Valley subsequently distributed 19,876,358 shares of the stock it received from the conversion of its note to its shareholders. New Valley’s residual LTS shares equate to a beneficial ownership of approximately 7.9% at December 31, 2005.
Other Notes Payable

On March 27, 2002, the Company borrowed $2,500 from New Valley, its former parent. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where the Company receives at least $5,000 in total proceeds. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (defined below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans.

In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven, in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven and in November 2005, $667 of principal, together with accrued interest of approximately $97 was forgiven. The balance of the remaining loan, consisting of $666 of principal, is scheduled to be forgiven in November 2006.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
Accrued interest on this loan as of December 31, 2005 was $101. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

The Company borrowed $1,750 from New Valley and $1,750 from Frost Trust in 2004 and an additional $1,750 from each of them in the first quarter of 2005. These notes, together with accrued interest, payable at 2% above the prime rate, were delivered for cancellation in March 2005 as payment, along with $2,890 in cash, for New Valley’s and Frost Trust’s purchase of $10,000 of the Company’s common stock (see above).

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

In December 2005, Ladenburg received a $15,000 temporary subordinated loan from Dr. Phillip Frost to provide additional regulatory capital required for an underwriting participation. Upon completion of the underwriting during the same month, the $15,000 was repaid plus a $300 fixed amount of interest.

12.	Shareholders’ Equity

Weighted Average Shares Outstanding

Basic and diluted loss per common share is based on the weighted average number of common shares outstanding during the year. During 2005, 2004 and 2003, options and warrants to purchase 22,837,770, 9,137,431 and 5,653,030 common shares, respectively, and 1,640,350, 11,296,747 and 11,296,747 common shares issuable upon the conversion of notes payable, respectively, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive

Stock Option Plan

The Company’s 1999 Performance Equity Plan (the “Plan”) which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. There are 10,000,000 shares of common stock available for issuance under the Plan and the limit on grants to any individual per calendar year is 1,000,000 shares.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
A summary of the status of the Plan at December 31, 2005, and changes during the years ended December 31, 2005, 2004 and 2003 are presented below:

		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2002	4,656,813	$2.08
Granted	1,218,550	.44
Forfeited	(422,333)	1.51

Options outstanding, December 31, 2003	5,453,030	1.76

Granted	4,599,500	.86
Exercised	(137,298)	.66
Forfeited	(2,277,801)	1.95
Expired	(200,000)	4.47

Options outstanding, December 31, 2004	7,437,431	1.09

Granted	3,524,500	.56
Exercised	(44,767)	.47
Forfeited	(2,279,394)	.69

Options outstanding, December 31, 2005	8,637,770	.97

Options exercisable, December 31, 2005	3,524,753	1.40

The following table summarizes information about outstanding stock options under the Plan at December 31, 2005:

		Options Outstanding		Options Exercisable
	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual Life	Exercise	December 31,	Exercise
Price Range	2005	(Years)	Price	2005	Price
$0.22-$0.88	5,748,320	8.41	$0.59	1,944,937	$0.67
1.01- 2.52	2,149,450	8.11	1.13	839,817	1.31
3.00- 4.06	740,000	4.20	3.44	740,000	3.44

	8,637,770	7.98	.97	3,524,753	1.40

During 2005, three participants in the Option Plan exercised stock options to purchase a total of 44,767 shares of common stock at prices ranging from $0.45 to $0.48 per share, resulting in a capital contribution of $21.

In March 2005, the Company granted to the nine non-employee directors of the Company options to purchase an aggregate of 180,000 shares of common stock (20,000 shares each) at $0.48 per share, the fair market value on the date of grant. These options vest in full one year from the date of grant and expire ten years from the date of grant.

In March 2005, in connection with the resignation of the Company’s then current chief executive officer, 900,000 unvested stock options previously granted to him under the Option Plan were forfeited and the remaining 100,000 options, exercisable at $0.75, became fully-vested and expire on March 3, 2006. No compensation charge was recorded in connection with the modification of the 100,000 options as there was no intrinsic value at the modification date.

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
(Dollars in thousands, except per share amounts)
On August 18, 2005, the Company granted several of its employees stock options to purchase an aggregate of 1,394,500 shares of the Company’s common stock at an exercise price $0.58 per share. The options, which expire on August 17, 2015, will vest 25% on each of the first four anniversaries of the date of grant.

On September 1, 2005, the Company granted its Advisory Board stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price $0.51 per share. The options, which expire on August 31, 2015, will vest 25% on each of the first four anniversaries of the date of grant. The Company recorded a charge of $34 for the fair value of the options for the year ended December 31, 2005 based on the Black-Scholes option pricing model utilizing the following assumptions: stock price of $0.61, risk-free interest rate of 4.20%, volatility of 100.50%, and term of ten years. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.

Non-Plan Options

Commencing in 2004, the Company has also granted stock options to certain recruited employees in conjunction with their employment agreements, which are outside of the Plan. A summary of the status of these options at December 31, 2005, and changes during the years ended December 31, 2005 and 2004 are presented below:

		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2003	—	—

Granted	1,500,000	.75

Options outstanding, December 31, 2004	1,500,000	.75

Granted	14,000,000	.58
Forfeited	(1,500,000)	.75

Options outstanding, December 31, 2005	14,000,000	.58

Options exercisable, December 31, 2005	700,000	.52

The following table summarizes information about non-Plan stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual Life	Exercise	December 31,	Exercise
Price Range	2005	(Years)	Price	2005	Price
$0.47-$0.65	14,000,000	9.32	$0.58	700,000	$0.52

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
Employee Stock Purchase Agreements and Non-Plan Option Grants

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

On March 25, 2005, Ladenburg entered into an employment agreement with a newly employed director of institutional sales and in connection therewith granted him options to purchase 1,500,000 shares of the Company’s common stock at an exercise price $0.64 per share. The option, which expires on March 28, 2015, will vest as to 250,000 shares on each of the first four anniversaries of the date of grant. An additional 125,000 shares will vest on the third anniversary of the date of grant and an additional 375,000 shares will vest on the fourth anniversary of the date of grant provided that the Commission Shares (defined below) have been purchased. In addition, the employee committed to purchase an additional 2,500,000 shares (“Commission Shares”) of the Company’s common stock at $0.64 per share solely through the use of compensation, as defined, to be earned by him. In addition, the Company sold to the employee 1,000,000 shares of its common stock at an exercise price of $0.45 per share, on March 28, 2005. No such compensation has been earned by the employee through December 31, 2005 that would require the purchase of Commission Shares.

In March 2005, in connection with the resignation of the Company’s then current chief executive officer, 1,500,000 unvested stock options previously granted to him (outside of the Option Plan referred to above) were forfeited.

On June 1, 2005, Ladenburg entered into several employment agreements with newly employed executives and in connection therewith granted the executives options to purchase an aggregate of 6,500,000 shares of the Company’s common stock at an exercise price $0.645 per share. The options, which expire on June 1, 2015, will vest at various periods through June 30, 2009. In addition, one of the executives committed to purchase up to an additional 500,000 shares (“Commission Shares”) of the Company’s common stock at $0.645 per share solely through the use of compensation, as defined, to be earned by him. No such compensation has been earned by the executive through December 31, 2005 that would require the purchase of Commission Shares. In addition, the Company sold to these executives an aggregate of 4,669,444 shares of its common stock at an exercise price of $0.45 per share in June 2005, resulting in a capital contribution of $2,101.

On July 18, 2005, Ladenburg entered into an employment agreement with a newly employed executive and in connection therewith granted him an option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price $0.58 per share. The option, which expires on July 17, 2015, will vest as to 250,000 shares on each of the first four anniversary dates. In addition, the executive committed to purchase up to an additional 1,000,000 shares of the Company’s common stock at $0.58 per share solely through the use of compensation, as defined, to be earned by him. No such compensation has been earned by the executive through December 31, 2005 that would require the purchase of shares. In addition, the Company sold to this executive 1,000,000 shares of its common stock at an exercise price of $0.45 per share in July 2005, resulting in a capital contribution of $450.

In August 2005, Ladenburg entered into employment agreements with two newly employed executives and in connection therewith the Company sold to these executives an aggregate of 1,500,000 shares of its common stock at an exercise price of $0.45 per share in September 2005, resulting in a capital contribution of $675. In addition, one of the executives committed to purchase up to an aggregate amount of 3,500,000 shares of the Company’s common stock at $0.53 per share solely through the use of compensation, as defined, to be earned by them. No such compensation has been earned by the executive through December 31, 2005 that would require the purchase of shares.

For sales of the Company’s common stock to new employees, where the sales price was below the fair market value of the stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense aggregating $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation is being amortized over the initial term of the employees’ employment agreements, which are generally one to two years. During the year ended December 31, 2005, the Company amortized non-cash compensation expense of $694 relating to the sales of its common stock to new employees at prices below fair market value. At December 31, 2005, unearned employee stock-based compensation amounted to $893 and is presented as a reduction of shareholders’ equity in the consolidated statement of financial condition.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
Employee Stock Purchase Plan

The Ladenburg Thalmann Financial Services Inc. Employee Stock Purchase Plan (the “Plan”), under which a total of 5,000,000 shares of common stock are available for issuance, is administered by the Company’s compensation committee. All full-time employees may use a portion of their salary to acquire shares of the Company’s common stock at a discount of up to 15% below the market price of the Company’s common stock, on the beginning or end of such option period, whichever is lower. In order for the Plan to be accounted for as non-compensatory under SFAS 123R, effective January 1, 2006, the discount was decreased to 5% and the purchase price is based on the Company’s market price at the date of purchase at the end of each option period. Option periods are three months long and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During 2005, 686,096 shares of the Company’s common stock were issued to employees under this Plan, at prices ranging from $0.39 to $0.50 per share; during 2004, 918,872 shares were issued at prices ranging from $0.43 to $0.73; and during 2003, 1,601,919 shares were issued at prices ranging from $0.04 to $0.30, resulting in a capital contribution of $307, $479 and $212, for 2005, 2004 and 2003, respectively.

Repurchase of Common Stock Outstanding

On April 14, 2005, the Company repurchased 4,620,501 shares of the Company’s common stock from Berliner pursuant to a written agreement between the Company and Berliner. Pursuant to the agreement, the Company paid Berliner $1,155, or $0.25 per share, for the shares. The shares were returned to the status of authorized but unissued shares.

Private Equity Offering to Former Debtholders

In connection with the conversion of the Company’s Senior Convertible Notes Payable which closed on March 11, 2005, Frost Trust and New Valley each purchased $5,000 of the Company’s common stock for $0.45 per share (see Note 11).

Private Equity Offering to Others

On November 30, 2005, the Company completed a private equity offering and received gross proceeds of approximately $6,221 (representing 13,824,331 shares at $0.45 per share) from various investors unrelated to the Company and also received binding subscriptions for aggregate proceeds of approximately $3,779 (representing 8,397,891 shares at $0.45 per share) from certain of the Company’s affiliates and persons with direct or indirect relationships to it. The shares to be sold to these affiliates and persons with direct or indirect relationships to the Company are subject to shareholder approval which is anticipated to be obtained at a special meeting of shareholders to be held on April 3, 2006. The funds received and to be received from the private equity offering will be used for general corporate purposes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
Warrants

On August 31, 2001, New Valley and Frost-Nevada each loaned the Company $1,000. As consideration for the loans, the Company issued to each of them a five-year immediately exercisable warrant to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share.

13.	Related Party Transactions

See Note 1 with respect to sale of subsidiary to related parties.

See Note 11 with respect to loans from related parties.

See Note 12 with respect to purchases of common stock by related parties.

Howard Lorber, the Company’s chairman of the board, is a consultant to (and, prior to January 2005, was the chairman of) Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for the Company. These commissions amounted to approximately $92, $114 and $48 in 2005, 2004 and 2003, respectively.

14.	Subsequent Event

On March 7, 2006, the New York Stock Exchange, Inc. (“NYSE”) merged with Archipelago Holdings, Inc. and formed NYSE Group, Inc., a publicly traded securities exchange. Ladenburg elected to continue being a member the NYSE. In exchange for its NYSE membership seat, Ladenburg will receive $300 in cash, 80,177 shares of NYSE Group, Inc. common stock and a dividend of approximately $70. The shares of NYSE Group, Inc. common stock are subject to a lock-up period during which the shares may not be directly or indirectly assigned, sold, transferred, pledged, hypothecated or otherwise disposed. The lock-up period will expire in equal installments on the first, second and third anniversaries of the date of the merger. The NYSE Group board of directors has the right to shorten the lock-up period with respect to all or a portion of the shares subject to the lock-up. As of December 31, 2005, Ladenburg’s NYSE membership was reflected on its consolidated statement of financial condition at $868 which represents its cost basis. The Company will record a gain on the exchange in the first quarter of 2006.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
15.	Quarterly Financial Data (Unaudited)

	Quarters
	1st	2nd	3rd		4th
2005:
Revenues	$6,682	$5,885	$8,619		$9,504
Expenses	29,706 (b)	7,864	9,760		9,277

(Loss) income from continuing operations before income taxes	(23,024)	(1,979)	(1,141)		227

Net (loss) income	$(23,036)	$(1,993)	$(1,155)		$213
Basic and diluted:
(Loss) income per Common Share(c)	$(0.42)	$(0.02)	$(0.01)		$0.00

Basic and diluted weighted average Common Shares	55,343,460	121,269,264	126,384,353		132,348,668

2004:
Revenues(d)	$13,984	$9,271	$5,638		$9,548
Expenses(d)	16,187	11,783	10,258		10,126

Loss from continuing operations before income taxes	(2,203)	(2,512)	(4,620	)(a)	(578)

Net loss	$(2,159)	$(2,506)	$(4,646	)(a)	$(543)
Basic and diluted:
Loss per Common Share(c)	$(0.05)	$(0.06)	$(0.10	)(a)	$(0.01)

Basic and diluted weighted average Common Shares	43,631,642	44,144,139	46,232,704		46,542,124

(a)	Includes $546 charge ($0.01 per common share) for write-off of leasehold improvements (see Note 8 — Operating Leases.)

(b)	Includes $19,359 charge ($0.35 per common share) for debt conversion expense (see Note 11 — Notes Payable).

(c)	The sum of the quarterly loss per share does not equal the loss per share for the year, because the per share data for each quarter and for the year are independently computed. Loss per common share for the quarter ended March 31, 2005 is based on a lower number of shares than the number of shares used in subsequent quarters and the full year due to the large issuance of shares upon the conversion of debt and the private equity offering in March 2005, resulting in a higher loss per common share (see Notes 11 and 12).
(d)	Includes reclassification of figures previously reported.