Form 10-Q
period 2006-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2006-05-15
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
Commission File Number 1-15799
Ladenburg Thalmann Financial Services Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0701248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

153 East 53rd Street
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
Large accelerated filer ☐                           Accelerated filer ☐                           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 12, 2006, there were outstanding 150,218,934 shares of the registrant’s Common Stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	3

	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2006	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	5

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

SIGNATURE		27
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification
Certificate of Amend. to Articles of Incorporation
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$3,984	$10,936
Securities owned, at market value	998	1,904
Receivable from clearing broker	16,196	20,947
Receivables from other broker-dealers	2,371	—
Exchange memberships owned, at historical cost (Note 4)	545	1,413
NYSE Group Inc. common stock, not readily marketable, at fair value (Note 4)	5,276	—
Furniture, equipment and leasehold improvements, net	855	966
Restricted assets	1,614	1,313
Other assets	2,115	1,820

Total assets	$33,954	$39,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased	$127	$8,857
Accrued compensation	2,824	2,488
Accounts payable and accrued liabilities	4,054	6,634
Deferred rent credit	1,565	1,529
Accrued interest	114	101
Accrued interest to former parent	1,160	1,056
Notes payable, including $5,000 to former parent	5,667	5,667

Total liabilities	15,511	26,332

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 and 200,000,000 shares authorized; shares issued and outstanding, 141,639,043 and 141,590,529	14	14
Additional paid-in capital	122,771	122,532
Unearned employee stock-based compensation	(388)	(893)
Accumulated deficit	(103,954)	(108,686)

Total shareholders’ equity	18,443	12,967

Total liabilities and shareholders’ equity	$33,954	$39,299

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Commissions	$5,274	$3,869
Principal transactions, net	1,550	581
Investment banking fees	805	1,296
Investment advisory fees	571	117
Interest and dividends	652	379
Syndications and underwritings	835	118
Gain on NYSE merger transaction	4,859	—
Unrealized loss on NYSE Group Inc. restricted common stock	(80)	—
Other	328	322

Total revenues	14,794	6,682

Expenses:
Compensation and benefits	6,607	5,391
Non-cash compensation	678	223
Brokerage, communication and clearance fees	669	601
Rent and occupancy, net of sublease revenues	688	677
Professional services	468	1,118
Interest	124	439
Depreciation and amortization	172	215
Debt conversion expense	—	19,359
Other	642	1,683

Total expenses	10,048	29,706

Income (loss) before income taxes	4,746	(23,024)

Income taxes	14	12

Net income (loss)	$4,732	$(23,036)

Income (loss) per Common Share:
Basic	$0.03	$(0.42)

Diluted	$0.03	$(0.42)

Number of shares used in computation:
Basic	141,591,068	55,343,460

Diluted	142,289,965	55,343,460

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

				Unearned
			Additional	Employee
	Common Stock		Paid-In	Stock-based	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2005	141,590,529	$14	$122,532	$(893)	$(108,686)	$12,967

Issuance of shares of common stock under employee stock purchase plan	48,514	—	66	—	—	66

Stock options granted to Advisory Board	—	—	35	—	—	35

Amortization of unearned employee stock-based compensation	—	—	—	505	—	505

Expense relating to employee stock options granted	—	—	138	—	—	138

Net income	—	—	—	—	4,732	4,732

Balance, March 31, 2006	141,639,043	$14	$122,771	$(388)	$(103,954)	$18,443

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$4,732	$(23,036)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	172	215
Amortization of deferred rent credit	36	1
Accrued interest	117	420
Debt conversion expense	—	19,359
Non-cash compensation expense	678	223
Gain on NYSE merger transaction	(4,489)	—

Decrease (increase) in operating assets:
Securities owned	906	11
NYSE Group Inc. common stock, not readily marketable	80	—
Receivable from clearing broker	4,751	(377)
Receivable from other broker-dealers	(2,371)	—
Due from affiliates	—	121
Other assets	(295)	320

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(8,730)	(24)
Accrued compensation	336	(692)
Accounts payable and accrued liabilities	(2,579)	983
Due to affiliates	—	(33)

Net cash used in operating activities	(6,656)	(2,509)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(102)	(103)
Net proceeds received from sale of furniture	41	—

Net cash used in investing activities	(61)	(103)

Cash flows from financing activities:
Increase in restricted assets	(301)	(5)
Issuance of common stock other than private equity offering	66	1,563
Issuance of other notes payable	—	3,500
Private equity offering	—	2,803

Net cash (used in) provided by financing activities	(235)	7,861

Net (decrease) increase in cash and cash equivalents	(6,952)	5,249
Cash and cash equivalents, beginning of period	10,936	1,720

Cash and cash equivalents, end of period	$3,984	$6,969

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Dollars in Thousands)
(Unaudited)

	Three months Ended March 31,
	2006	2005
Supplemental cash flow information:

Interest paid	$—	$—

Taxes paid	199	—

Non-cash financing transactions:

Conversion of senior convertible notes ($18,010) and accrued interest ($4,689) into common shares	$—	$22,699

Common shares purchased pursuant to private placement by exchanging notes payable ($7,000) and accrued interest ($110)	—	7,110
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

The interim financial data as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statement presentation. The notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) provide additional disclosures and a description of accounting policies.

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

2.	Accounting Change

Effective January 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company’s previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s 1999 Performance Equity Plan (the “Option Plan”) and all options granted outside the Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company’s

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $138 lower than if it had continued to account for share-based compensation under APB No. 25. For the three months ended March 31, 2006, basic and diluted net income per share would have been the same as the figures reported, had the Company had not adopted SFAS No. 123R.

The table below illustrates the effect on the Company’s net loss for the three months ended March 31, 2005 had the Company elected to recognize compensation expense for stock options, consistent with the method prescribed by SFAS No. 123. For purposes of the pro forma disclosure, the value of options is estimated using the Black-Scholes option –pricing formula and amortized to expense over the options’ vesting periods.

Three Months Ended
March 31,
2005
Net loss, as reported	$(23,036)

Stock-based employee compensation determined under the fair value based method	(524)

Pro forma net loss	$(23,560)

Net loss per Common Share (basic and diluted), as reported	$(0.42)

Pro forma net loss per Common Share (basic and diluted)	$(0.43)

3.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, as of March 31, 2006 and December 31, 2005 are as follows:

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
March 31, 2006
Common stock	$968	$123
Municipal obligations	14	—
U. S. Government obligations	6	—
Corporate bonds	10	4

	$998	$127

December 31, 2005
Common stock	$1,852	$8,854
Municipal obligations	45	—
U. S. Government obligations	6	—
Corporate bonds	1	3

	$1,904	$8,857

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Securities sold, but not yet purchased at December 31, 2005 principally represents securities sold pursuant to an underwriters’ over-allotment option which was exercised in January 2006.

As of March 31, 2006 and December 31, 2005, approximately $968 and $1,904, respectively, of the securities owned are deposited with the Company’s clearing broker and, pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.

4.	Restricted Common Shares of NYSE Group, Inc.

As of December 31, 2005 the Company owned one membership on the NYSE. The Company has accounted for its investment in this membership at a cost of $868, in accordance with industry practice. On April 20, 2005, the NYSE and Archipelago Holdings, Inc. entered into a definitive merger agreement, as amended and restated on July 20, 2005 (as so amended, the “NYSE Merger Agreement”), pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (collectively, the “NYSE Merger”).

On March 7, 2006, the NYSE Merger was consummated, and each NYSE membership became entitled to receive in exchange for the NYSE membership $300 in cash, plus 80,177 shares of NYSE Group common stock. In addition, immediately prior to the consummation of the NYSE Merger, the NYSE announced a “permitted dividend” to be paid to each NYSE membership in the amount of approximately $71, which was equivalent to the membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the NYSE Merger Agreement. The Company received the permitted dividend and the merger consideration relating to its NYSE membership in March 2006.

As a result of the NYSE Merger, the Company’s NYSE membership was converted into $371 in cash (including the permitted dividend) and 80,177 shares of NYSE Group common stock. The shares of NYSE Group common stock received in the NYSE Merger are subject to a three-year restriction on transfer. The restriction will be removed in three equal installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion. The Company accounts for its investment in the NYSE Group restricted common stock at the estimated fair value with changes in fair value reflected in operations. The shares were valued at a discount from the published market value as a result of the transfer restrictions. Included in revenues for the 2006 first quarter is a gain of $4,859, representing the difference between the estimated fair value of consideration received of $5,727 and the Company’s carrying value of its membership of $868 and an unrealized loss of $80 representing the difference between the fair market value of the NYSE Group restricted common shares on March 31, 2006 versus March 7, 2006, resulting in an aggregate gain of $4,779 in the quarter ended March 31, 2006. See Note 12, “Subsequent Event”.

5.	Shareholders’ Equity

Authorized Shares

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
At the Company’s annual meeting held on April 3, 2006, the shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 400,000,000 shares.

Employee Stock Purchase Plan

In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock at a discount from the market price of the Company’s common stock. Option periods have been initially set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. In order for the Plan to be accounted for as non-compensatory under SFAS 123R, effective January 1, 2006, the discount was decreased to 5% below the market price of the Company’s common stock at the end of such option period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three-month period ended March 31, 2006, 48,514 shares of the Company’s common stock were issued to employees under the Purchase Plan, at approximately $1.37 per share, resulting in a capital contribution of $66.

1999 Performance Equity Plan

In 1999, the Company adopted the Option Plan which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. There are 10,000,000 shares of common stock authorized for issuance under the Option Plan and the limit on grants to any individual is 1,000,000 shares per calendar year. Dividends, if any, are not paid on unexercised stock options. As of March 31, 2006, there were 9,236,265 shares of common stock available for issuance under the Option Plan, of which options to purchase 8,504,770 shares have been granted.

A summary of the status of the Option Plan at March 31, 2006 and changes during the three months then ended are presented below:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding, December 31, 2005	8,637,770	$0.97

Granted	—	—
Exercised	—	—
Forfeited	(133,000)	0.77
Expired	—	—

Options outstanding, March 31, 2006	8,504,770	0.97	7.82	$5,631

Vested or expected to vest	5,376,323	1.24	6.83	3,058

Options exercisable, March 31, 2006	3,585,253	1.38	6.33	1,872

Non-Plan Options

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Commencing in 2004, the Company has also granted stock options to certain recruited employees in conjunction with their employment agreements, which are outside of the Option Plan. A summary of the status of these options at March 31, 2006, and changes during the three months then ended are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding, December 31, 2005	14,000,000	$0.58

Granted	—	—
Exercised	(—)	—
Forfeited	(5,800,000)	0.63
Expired	(—)	—

Options outstanding, March 31, 2006	8,200,000	0.53	8.99	$7,427

Vested or expected to vest	4,232,237	0.51	8.97	3,923

Options exercisable, March 31, 2006	1,825,000	0.48	8.95	1,743

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

On September 1, 2005, the Company granted its Advisory Board stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price $0.51 per share. The options, which expire on August 31, 2015, will vest 25% on each of the first four anniversaries of the date of grant. The Company recorded a charge of $35 for the fair value of the options for the three months ended March 31, 2006 based on the Black-Scholes option pricing model utilizing the following assumptions: no dividends, risk-free interest rate of 4.50%, volatility of 113.4%, and term of nine and half years. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.

As of March 31, 2006, there was $2,077 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Option Plan and for non-Option Plan options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 3.5 years.

Non-cash compensation expense relating to stock options, was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. For the three months ended March 31, 2006, the non-cash compensation expense relating to stock option agreements amounted to $138.

Employee Stock Purchase Agreements and Non-Option Plan Grants

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
On March 25, 2005, Ladenburg entered into an employment agreement with a newly employed director of institutional sales and in connection therewith granted him options to purchase 1,500,000 shares of the Company’s common stock at an exercise price $0.64 per share. The option, which expires on March 28, 2015, will vest as to 250,000 shares on each of the first four anniversaries of the date of grant. An additional 125,000 shares will vest on the third anniversary of the date of grant and an additional 375,000 shares will vest on the fourth anniversary of the date of grant provided that the Commission Shares (defined below) have been purchased. In addition, he committed to purchase an additional 2,500,000 shares (“Commission Shares”) of the Company’s common stock at $0.64 per share solely through the use of compensation to be earned by him. In addition, the Company sold to him 1,000,000 shares of its common stock at an exercise price of $0.45 per share, on March 28, 2005. Effective April 4, 2006, the employment agreement and the stock option agreement were amended and among other things, the director’s commitment to purchase the Commission Shares was eliminated and the vesting requirement based on the purchase of the Commission Shares was replaced with a vesting requirement based on certain production levels being met.

During June through August 2005, Ladenburg entered into various employment agreements with newly employed executives whereby some of the executives committed to purchase up to an aggregate of 5,275,000 shares of the Company’s common stock at prices ranging from $0.53 to $0.645 per share solely through the use of compensation, as defined, earned by them. In January 2006, one of the employment agreements was terminated and two of the employment agreements were restructured and among other things, the commitments to purchase shares of the Company’s common stock were cancelled. As of March 31, 2006, no compensation was earned by these executives that would have required the purchase of shares

In 2005, the Company had entered into several employment agreements with newly hired employees including the agreements referred to above, pursuant to which the Company sold common stock to the employees. Where the sales price was below the fair market value of the stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense of $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation is being amortized over the initial term of the employees’ employment agreements, which are generally one to two years. During the three months ended March 31, 2006, the Company amortized non-cash compensation expense of $505 relating to the sales of its common stock to new employees at prices below fair market value. At March 31, 2006, unearned employee stock-based compensation amounted to $388 and is presented as a reduction of shareholders’ equity in the condensed consolidated statement of financial condition.

Private Placement Offering

On November 30, 2005, the Company completed a private equity offering and received gross proceeds of approximately $6,221 (representing 13,824,331 shares at $0.45 per share) from various investors unrelated to the Company and also received binding subscriptions for aggregate proceeds of approximately $3,779 (representing 8,397,891 shares at $0.45 per share) from certain of the Company’s affiliates and persons with direct or indirect relationships to it. Following approval by the Company’s shareholders and the American Stock Exchange, on April 27, 2006, the Company closed on the remaining portion of its private equity offering, thereby raising an aggregate of $10,000. The funds received from the private equity offering will be used for general corporate purposes.

6.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. In March 2006, LTS made capital contributions to Ladenburg in the amount of $4,800. At March 31, 2006, Ladenburg had net capital, as defined, of $9,922, which exceeded its minimum capital requirement of $250 by $9,672.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

7.	Contingencies

The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of March 31, 2006, the Company’s subsidiaries are involved in several pending arbitrations in which claimants are seeking substantial amounts of damages.

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

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

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

With respect to certain arbitration, litigation and regulatory, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability of approximately $565 and $1,958 as of March 31, 2006 and December 31, 2005, respectively (included in accounts payable and accrued liabilities).

8.	Income Taxes

No provision for income taxes was required for the three months ended March 31, 2006 as the Company reflected the benefit of utilizing a portion of its net operating loss carryforward.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Deferred tax amounts as of March 31, 2006, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to approximately $22,487. After consideration of all the evidence, both positive and negative, especially the fact the Company has sustained operating losses during 2005, 2004, 2003 and 2002, management has determined that a valuation allowance at March 31, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At March 31, 2006, the Company had net operating loss carryforwards of approximately $51,969, expiring in various years from 2015 through 2026. The Company’s ability to use such carryforwards to reduce future taxable income may be subject to limitations attributable to equity transactions in March 2005 (see Note 10) that may have resulted in a change of ownership as defined in Internal Revenue Code Section 382.

9.	Off-Balance-Sheet Risk

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

The clearing operations for the Company’s securities transactions are provided by one clearing broker. At March 31, 2006 and December 31, 2005, substantially all of the securities owned and the amounts due from clearing broker reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

10.	Notes Payable

The components of notes payable are as follows:

	March 31,	December 31,
	2006	2005
Notes payable (forgivable per terms – see below) in connection with clearing agreement	$666	$666
Other notes payable	5,000	5,000

Total	$5,666	$5,666

The $5,666 of notes payable at March 31, 2006 mature during the year ending December 31, 2006.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
•	As a result of the debt conversion and private financing, the beneficial ownership of Frost-Trust increased from 18.5% to 37.2% at date of conversion.

•	As a result of the debt conversion and private financing, the beneficial ownership of New Valley increased from 9.4% to 25.7% at date of conversion.
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

In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven, in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven and in November 2005, $667 of principal, together with accrued interest of approximately $97 was forgiven. The balance of the remaining loan, consisting of $666 of principal, is scheduled to be forgiven in November 2006. Accrued interest on this loan as of March 31, 2006 was $114. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.

Liquidity

The Company’s liquidity position continues to be adversely affected by its inability in recent years to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary. In order to accomplish this, the Company has implemented certain cost-cutting procedures throughout its operations. In addition, the Company relocated its New York City and Boca Raton, Florida offices to more efficient and less expensive office space within the same vicinity of the previous locations.

The Company’s overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company’s broker-dealer subsidiary. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base, the Company would seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from the Company’s significant shareholders or from other parties, including the Company’s clearing broker, although there can be no assurance such funding would be available. Additionally, the Company may attempt to raise funds through a private placement, a rights offering or other type of financing. If the Company continues to be unable to generate cash from operations and is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company’s liquidity and operations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
11.	Net Income (Loss) Per Common Share

Net income (loss) per common share amounts (basis EPS) are computed by dividing net income (loss) by the weighted average number of common stock shares, excluding any potential dilution. Net income (loss) per common share amounts, assuming dilution (diluted EPS), are computed by reflecting the potential dilution from the exercise of stock options and stock warrants. In computing diluted EPS for the three months ended March 31, 2006, incremental shares of 2,948,501 from stock options assumed to be exercised were used in the calculation. There were potentially dilutive shares from stock options and stock warrants of 2,879,450 and 200,000, respectively, that are not included in EPS because including them would be anti-dilutive.

12.	Subsequent Event

On May 5, 2006, the Company participated in a secondary underwriting of its restricted NYSE Group common stock and sold 51,900 restricted shares for an aggregate amount of $3,128, or average net proceeds of $60.27 per share, which was $396 less than the carrying value of such shares at March 31, 2006. After the sale, the Company’s investment in NYSE Group common shares consisted of 1,552 shares restricted through March 7, 2008 and 26,725 shares restricted through March 7, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share and Per Share Amounts)
Introduction
          The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The principal operating subsidiary of LTS is Ladenburg Thalmann & Co. Inc. (“Ladenburg”), which is a registered broker-dealer in securities. Our other subsidiaries primarily provide asset management services.
Recent Developments
          Private Placement Offering
          On November 30, 2005, we completed a private equity offering and received gross proceeds of approximately $6,221 (representing 13,824,331 shares at $0.45 per share) from various investors unrelated to us and also received binding subscriptions for aggregate proceeds of approximately $3,779 (representing 8,397,891 shares at $0.45 per share) from certain of our affiliates and persons with direct or indirect relationships to us. Following approval by our shareholders and the American Stock Exchange, on April 27, 2006, we closed on the remaining portion of our private equity offering, thereby raising an aggregate of $10,000. The funds received from the private equity offering will be used for general corporate purposes.
          Proceeds from Sale of NYSE Seat
          As of December 31, 2005, we owned one membership on the New York Stock Exchange (“NYSE”). We have accounted for our investment in this membership at a cost of $868, in accordance with industry practice. On April 20, 2005, the NYSE and Archipelago Holdings, Inc. entered into a definitive merger agreement, as amended and restated on July 20, 2005 (as so amended, the “NYSE Merger Agreement”), pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (collectively, the “NYSE Merger”).
          On March 7, 2006, the NYSE Merger was consummated, and each NYSE membership became entitled to receive in exchange for the NYSE membership $300 in cash, plus 80,177 shares of NYSE Group common stock. In addition, immediately prior to the consummation of the NYSE Merger, the NYSE announced a “permitted dividend” to be paid to each NYSE membership in the amount of approximately $71, which was equivalent to the membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the NYSE Merger Agreement. We received the permitted dividend and the merger consideration relating to our NYSE membership in March 2006.
          As a result of the NYSE Merger, our NYSE membership was converted into $371 in cash (including the permitted dividend) and 80,177 shares of NYSE Group common stock. The shares of NYSE Group common stock received in the NYSE Merger are subject to a three-year restriction on transfer. The restriction will be removed in three equal installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion. We account for our investment in the NYSE Group restricted common stock at the estimated fair value with changes in such value reflected in operations. The shares were valued at a discount from the published market value as a result of the transfer restrictions. Included in revenues for the 2006 first quarter is a net pre-tax gain of $4,859, representing the difference between the estimated fair value of consideration received of $5,727 and our carrying value of our membership of $868 and an unrealized loss of $80 representing the difference between the fair value of the NYSE Group restricted common shares on March 31, 2006 versus March 7, 2006, resulting in an aggregate net pre-tax gain of $4,779 in the quarter ended March 31, 2006.
          Sale of NYSE Group Shares
          On May 5, 2006, we participated in a secondary underwriting of our restricted NYSE Group common stock and sold 51,900 restricted shares for an aggregate amount of $3,128, or average net proceeds of $60.27 per share, which was $396 less than the carrying value of such shares at March 31, 2006. After the sale, our investment in NYSE Group common shares consisted of 1,552 shares restricted through March 7, 2008 and 26,725 shares restricted through March 7, 2009.

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
          Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $1 and $7 for the three months ended March 31, 2006 and 2005, respectively.
          Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $565 and $1,958 for potential arbitration and lawsuit losses as of March 31, 2006 and December 31, 2005, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.
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
          Fair Value. Securities owned and securities sold, but not yet purchased on our consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.
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
          Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of March 31, 2006, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $22,487. After consideration of all the evidence, both positive and negative, especially the fact we have sustained recurring operating losses in 2002 through 2005, we have determined that a valuation allowance at March 31, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At March 31, 2006, we had net operating loss carryforwards of approximately $51,969, expiring in various years from 2015 through 2026. The Company’s ability to use such carryforwards to reduce future taxable income may be subject to limitations attributable to equity transactions in March 2005 (see “Liquidity and Capital Resources”) that may have resulted in a change of ownership as defined in Internal Revenue Code Section 382.
          Expense Recognition of Employee Stock Options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Shared-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. The effective date of SFAS No. 123R for us was January 1, 2006. As permitted by SFAS No. 123 through December 31, 2005, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options unless options granted have an exercise price below the market value on the date of grant. Effective January 1, 2006, non-cash compensation expense relating to stock options is calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by us, using historical information.
Results of Operations
     Three months ended March 31, 2006 versus three months ended March 31, 2005
          Our net income for the quarter ended March 31, 2006 was $4,732 compared to a net loss of $23,036 for the quarter ended March 31, 2005. The net income for the 2006 period includes a $4,779 gain on the NYSE Merger and $678 of non-cash compensation expense. The net income for the 2005 period includes $19,359 of debt conversion expense.
          Our revenues for the three months ended March 31, 2006 increased $8,112 from 2005 primarily as a result of the $4,779 gain on the exchange of our NYSE membership in the NYSE Merger, increased commissions of $1,405 and increased net principal transaction of $969.
          Our expenses for the three months ended March 31, 2006 decreased $19,658 from the 2005 period primarily as a result of the $19,359 debt conversion expense in the 2005 period.
          The $1,405 (36.3%) increase in commission income primarily resulted from an increase in institutional sales commissions due to employees hired at the end of or after the first quarter of 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)
          The $969 (166.8%) increase in net principal transactions was primarily the result of net trading profits generated by a proprietary trader that we hired subsequent to the 2005 period.
          The $491 (37.9%) decrease in investment banking fees was primarily the result of a large underwriting transaction in the 2005 period for which we were the lead manager.
          The $454 (388.0%) increase in investment advisory fees was due to an increase in assets under management, primarily relating to customers associated with the employees we hired subsequent to the first quarter of 2005.
          The $1,216 (22.6%) increase in compensation and benefits expense was primarily due to the net increase in revenues.
          The $455 (204.0%) increase in non-cash compensation is primarily a result of a) the recognition of expense attributable to the sale of our common stock to newly hired employees at prices below market value at the time of sale, which for the 2006 period includes more recruits than for the 2005 period, and b) compensation expense ($138) pursuant to SFAS No. 123R, relating to stock options, which became effective in the 2006 period.
          The $1,041 (61.9%) decrease in other expenses is primarily due to a decrease in settlements expense and adjustments to arbitration and litigation reserves of $74 in the 2006 period compared to $974 in the 2005 period.
          Income tax expense was $14 and $12 for the three months ended March 31, 2006 and 2005, respectively. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2003, 2004 and 2005, management has determined that a valuation allowance at March 31, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2006 and 2005 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.
Liquidity and Capital Resources
          Approximately 62.4% of total assets consist of cash and cash equivalents, securities owned and receivable from clearing broker, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
          Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At March 31, 2006, Ladenburg’s regulatory net capital, as defined, of $9,922 which exceeded its minimum capital requirement of $250 by $9,672. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.
          Our primary sources of liquidity include the sale of our securities, financing activities and our anticipated cash inflows from operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)
          Net cash flows used in operating activities for the three months ended March 31, 2006 was $6,656 as compared to $2,509 for the 2005 period.
          Net cash flows used in investing activities amounted to $61 and $103 for the three months ended March 31, 2006 and 2005, respectively. These investing activities relate principally to leasehold improvements and enhancements to computer equipment.
          There was $235 of cash flows used in financing activities for the three months ended March 31, 2006, reflecting an increase in restricted assets of $301 net of $66 received for the issuance of common stock through our Employee Stock Purchase Plan. There was $7,861 of cash flows provided by financing activities in the 2005 period, primarily representing $2,803 from our private equity offering, $3,500 from the issuance of promissory notes and $1,563 from the issuance of our common stock.
          We are obligated under several noncancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $4044 in 2006 and approximately $5,155 per year until 2015. In addition, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.
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
          In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven, in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven and in November 2005, $667 of principal, together with accrued interest of approximately $97, was forgiven. The balance of the remaining loan, consisting of $666 of principal, is scheduled to be forgiven in November 2006. Accrued interest on this loan as of March 31, 2006 was $114. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
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
          Our liquidity position continues to be adversely affected by our inability in recent years to generate cash from operations. Accordingly, we have been forced to cut expenses as necessary. We have implemented cost-cutting procedures throughout our operations, including decreasing our total number of employees and relocating our New York City and Boca Raton, Florida offices to more efficient and less expensive office space within the same vicinity as the previous locations. At March 31, 2006 we had 157 employees. After reviewing our current operations and financial position, we believe we have adequate cash and regulatory capital to fund our current level of operating activities through March 31, 2007.
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
          We maintain inventories of trading securities. At March 31, 2006, the fair market value of our inventories was $998 in long positions and $127 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at March 31, 2006 will not have a material adverse effect on our consolidated financial position or results of operations.
Special Note Regarding Forward-Looking Statements
          We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A. Risk Factors
          There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report or Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Other than as reported on Current Reports on Form 8-K filed during the quarter ended March 31, 2006, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during such quarter.
Item 6. Exhibits
3.1.1	Certificate of Amendment to Articles of Incorporation.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: May 15, 2006	By:	/s/ Salvatore Giardina
Salvatore Giardina
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)