Form 10-Q
period 2006-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2006-07-27
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
Commission File Number 1-15799
Ladenburg Thalmann Financial Services Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0701248 (I.R.S. Employer Identification Number)

153 East 53rd Street New York, New York (Address of principal executive offices)	10022 (Zip Code)
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
Large accelerated filer  ☐               Accelerated filer  ☐               Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 26, 2006, there were outstanding 150,541,442 shares of the registrant’s Common Stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$8,758	$10,936
Securities owned, at market value	146	1,904
Receivable from clearing broker	17,543	20,947
Receivables from other broker-dealers	1,838	—
Exchange memberships owned, at historical cost (Note 4)	545	1,413
NYSE Group Inc. common stock, not readily marketable (Note 4)	1,228	—
Furniture, equipment and leasehold improvements, net	828	966
Restricted assets	1,370	1,313
Other assets	2,105	1,820

Total assets	$34,361	$39,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased	$5	$8,857
Accrued compensation	1,049	2,488
Accounts payable and accrued liabilities	3,026	6,634
Deferred rent credit	1,553	1,529
Accrued interest	127	101
Accrued interest to former parent	1,274	1,056
Notes payable, including $5,000 to former parent	5,667	5,667

Total liabilities	12,701	26,332

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 and 200,000,000 shares authorized; shares issued and outstanding, 150,541,442 and 141,590,529	15	14
Additional paid-in capital	127,145	122,532
Unearned employee stock-based compensation	(221)	(893)
Accumulated deficit	(105,279)	(108,686)

Total shareholders’ equity	21,660	12,967

Total liabilities and shareholders’ equity	$34,361	$39,299

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Commissions	$4,382	$3,646	$9,656	$7,515
Principal transactions, net	1,011	542	2,561	1,123
Investment banking fees	641	675	1,446	1,971
Investment advisory fees	625	206	1,196	323
Interest and dividends	685	444	1,337	823
Syndications and underwritings	728	86	1,563	204
Gain on NYSE merger transaction	—	—	4,859	—
Net realized and unrealized loss on NYSE Group Inc. restricted common stock	(921)	—	(1,001)	—
Other	306	286	634	608

Total revenues	7,457	5,885	22,251	12,567

Expenses:
Compensation and benefits	5,224	4,547	11,831	9,938
Non-cash compensation	463	43	1,141	266
Brokerage, communication and clearance fees	756	624	1,425	1,225
Rent and occupancy, net of sublease revenues	434	667	1,122	1,344
Professional services	439	800	907	1,918
Interest	132	114	256	553
Depreciation and amortization	156	206	328	421
Debt conversion expense	—	—	—	19,359
Other	1,153	863	1,795	2,546

Total expenses	8,757	7,864	18,805	37,570

Income (loss) before income taxes	(1,300)	(1,979)	3,446	(25,003)

Income taxes	25	14	39	26

Net income (loss)	(1,325)	(1,993)	3,407	(25,029)

Income (loss) per Common Share:
Basic	$(0.01)	$(0.02)	$0.02	$(0.28)

Diluted	(0.01)	(0.02)	0.02	(0.28)

Number of shares used in computation:
Basic	150,043,231	121,269,264	145,840,498	88,306,362

Diluted	150,043,231	121,269,264	148,718,854	88,306,362

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

				Unearned
			Additional	Employee
	Common Stock		Paid-In	Stock-based	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2005	141,590,529	$14	$122,532	$(893)	$(108,686)	$12,967
Issuance of shares of common stock under employee stock purchase plan	167,574	—	180	—	—	180
Exercise of stock options	385,448	—	289			289
Stock options granted to Advisory Board	—	—	191	—	—	191
Amortization of unearned employee stock-based compensation	—	—	—	672	—	672
Expense relating to employee stock options granted	—	—	278	—	—	278
Issuance of shares to affiliates pursuant to private equity offering, net of expenses of $103	8,397,891	1	3,675	—	—	3,676
Net income	—	—	—	—	3,407	3,407

Balance, June 30, 2006	150,541,442	$15	$127,145	$(221)	$(105,279)	$21,660

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,407	$(25,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	328	421
Amortization of deferred rent credit	24	(7)
Accrued interest	244	535
Debt conversion expense	—	19,359
Non-cash compensation expense	1,141	266
Gain on NYSE merger transaction	(4,860)	—
Net realized and unrealized loss on NYSE Group Inc. restricted common stock	1,001	—

Decrease (increase) in operating assets:
Securities owned	1,758	(78)
NYSE Group Inc. common stock, not readily marketable including cash received on sale of shares of $3,128	3,499	—
Receivable from clearing broker	3,404	213
Receivable from other broker-dealers	(1,838)	—
Due from affiliates	—	121
Other assets	(285)	(41)

Decrease in operating liabilities:
Securities sold, but not yet purchased	(8,852)	(24)
Accrued compensation	(1,439)	(716)
Accounts payable and accrued liabilities	(3,608)	(380)
Due to affiliates	—	(33)

Net cash used in operating activities	(6,076)	(5,393)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(231)	(191)
Net proceeds received from sale of furniture	41	—

Net cash used in investing activities	(190)	(191)

Cash flows from financing activities:
Increase in restricted assets	(57)	7
Issuance of common stock other than private equity offering	469	3,977
Repurchase of common stock	—	(1,155)
Issuance of other notes payable	—	3,500
Private equity offering	3,676	2,803

Net cash provided by financing activities	4,088	9,132

Net (decrease) increase in cash and cash equivalents	(2,178)	3,548
Cash and cash equivalents, beginning of period	10,936	1,720

Cash and cash equivalents, end of period	$8,758	$5,268

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Supplemental cash flow information:
Interest paid	$9	$—
Taxes paid	216	7
Non-cash financing transactions:
Conversion of senior convertible notes ($18,010) and accrued interest ($4,689) into common shares	—	22,699
Common shares purchased pursuant to private placemnt by exchanging notes payable ($7,000) and accrued interest ($110)	—	7,110
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
The interim financial data as of June 30, 2006 and for the six months ended June 30, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.
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
Organization
Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading, research, investment banking, asset management and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, the NYSE, National Association of Securities Dealers, Inc. (“NASD”), Commodities Futures Trading Commission and National Futures Association. (See Note 6)
2.	Accounting Change
Effective January 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company’s previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s 1999 Performance Equity Plan (the “Option Plan”) and all options granted outside the Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned, (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company’s condensed consolidated financial statements as of and for the periods ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three and six months ended June 30, 2006 are $138 and $278, respectively, lower than if it had continued to account for share-based compensation under APB No. 25.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
There was no effect on basic and diluted net income per share for the three months ended June 30, 2006, and $0.01 per share for the six months ended June 30, 2006 as a result of adopting SFAS No. 123R.
The table below illustrates the effect on the Company’s net loss for the three and six months ended June 30, 2005 had the Company elected to recognize compensation expense for stock options, consistent with the method prescribed by SFAS No. 123. For purposes of the pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(1,993)	$(25,029)
Stock-based employee compensation determined under the fair value based method	(569)	(1,093)

Pro forma net loss	$(2,562)	$(26,122)

Net loss per common share (basic and diluted), as reported	$(0.02)	$(0.28)

Pro forma net loss per common share (basic and diluted)	$(0.02)	$(0.30)

3.	Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased, as of June 30, 2006 and December 31, 2005 are as follows:

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
June 30, 2006
Common stock	$110	$—
Municipal obligations	10	—
U. S. Government obligations	6	—
Corporate bonds	10	5
Commercial paper	10	—

	$146	$5

December 31, 2005
Common stock	$1,852	$8,854
Municipal obligations	45	—
U. S. Government obligations	6	—
Corporate bonds	1	3

	$1,904	$8,857

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Securities sold, but not yet purchased at December 31, 2005 principally represents securities sold pursuant to an underwriters’ over-allotment option which was exercised in January 2006.
As of June 30, 2006 and December 31, 2005, approximately $126 and $1,904, respectively, of the securities owned are deposited with the Company’s clearing broker and, pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.
4.	Restricted Common Shares of NYSE Group, Inc.
As of December 31, 2005, Ladenburg owned one membership on the NYSE. Ladenburg has accounted for its investment in this membership at a cost of $868, in accordance with industry practice. On April 20, 2005, the NYSE and Archipelago Holdings, Inc. entered into a definitive merger agreement, as amended and restated on July 20, 2005 (as so amended, the “NYSE Merger Agreement”), pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (collectively, the “NYSE Merger”).
On March 7, 2006, the NYSE Merger was consummated, and each NYSE membership became entitled to receive in exchange for the NYSE membership $300 in cash, plus 80,177 shares of NYSE Group common stock. In addition, immediately prior to the consummation of the NYSE Merger, the NYSE announced a “permitted dividend” to be paid to each NYSE membership in the amount of approximately $71, which was equivalent to the membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the NYSE Merger Agreement. Ladenburg received the permitted dividend and the merger consideration relating to its NYSE membership in March 2006.
As a result of the NYSE Merger, Ladenburg’s NYSE membership was converted into $371 in cash (including the permitted dividend) and 80,177 shares of NYSE Group common stock. The shares of NYSE Group common stock received in the NYSE Merger are subject to a three-year restriction on transfer. The restriction will be removed in three equal installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion. Ladenburg accounted for its investment in the NYSE Group restricted common stock at the estimated fair value with changes in fair value reflected in operations. The shares were valued at a discount from the published market value as a result of the transfer restrictions.
On May 5, 2006, Ladenburg participated in a secondary underwriting of its restricted NYSE Group common stock and sold 51,900 shares for an aggregate amount of $3,128, or average net proceeds of $60.27 per share, which was $440 less than the carrying value of such shares. After the sale, Ladenburg’s investment in NYSE Group common stock consisted of 1,552 shares restricted through March 7, 2008 and 26,725 shares restricted through March 7, 2009.
On June 20, 2006, Ladenburg transferred the 28,277 remaining restricted shares to LTS at the estimated fair value of $1,228 at such date. LTS, in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, accounts for such restricted investments at cost based on the value on the date of transfer adjusted for other than temporary impairment. Restricted investments whose restriction lapses within one year from the balance sheet date will be valued at quoted market price.
Included in revenues for the six months ended June 30, 2006 is a gain on the NYSE Merger of $4,859, representing the difference between the estimated fair value of consideration received on the merger of $5,727 and Ladenburg’s carrying value of its membership of $868, and losses of $1,001, consisting of a realized loss on the sale of 51,900 shares of $440 and an unrealized loss of $561 representing the decline in the fair value of the 28,277 remaining NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
5.	Shareholders’ Equity
Authorized Shares
At the Company’s special meeting held on April 3, 2006, the shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 400,000,000 shares.
Employee Stock Purchase Plan
In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock at a discount from the market price of the Company’s common stock. Option periods have been initially set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. In order for the Purchase Plan to be accounted for as non-compensatory under SFAS 123R, effective January 1, 2006, the discount was decreased to 5% below the market price of the Company’s common stock at the end of such option period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three month and six month period ended June 30, 2006, 48,514 and 167,574 shares of the Company’s common stock were issued to employees under the Purchase Plan, at approximately $1.37 and $1.07 per share, resulting in a capital contribution of $66 and $180, respectively.
1999 Performance Equity Plan
In 1999, the Company adopted the Option Plan which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. There are 10,000,000 shares of common stock authorized for issuance under the Option Plan and the limit on grants to any individual is 1,000,000 shares per calendar year. Dividends, if any, are not paid on unexercised stock options. As of June 30, 2006, there were 8,850,817 shares of common stock available for issuance under the Option Plan, of which options to purchase 7,895,288 shares have been granted.
On July 13, 2006, the Company’s board approved an amendment to the Option Plan, subject to shareholder approval at the 2006 annual meeting, to increase the number of shares authorized for issuance thereunder to 25,000,000 and to increase the annual limit on grants to any individual to 1,500,000 shares. On July 13, 2006, in connection with Dr. Frost’s appointment as Chairman of the Board, the Company so granted him an option to purchase 1,200,000 shares of the Company’s common stock at $0.86 per share, subject to the Company’s shareholders approving the amendment to the Option Plan. On July 18, 2006, the Company granted an additional 1,500,000 options at $0.88 per share to three other directors, Richard Lampen, Howard Lorber and Mark Zeitchick, subject to shareholder approval of the amendment to the Option Plan. The options granted to Dr. Frost and the other directors are ten-year options which vest in four equal annual installments, subject to earlier vesting upon death, disability or change in control. In July of 2006 the Company also granted 495,000 options to a number of employees under the existing plan.
A summary of the status of the Option Plan at June 30, 2006 and changes during the six months then ended are presented below:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding, December 31, 2005	8,637,770	0.97

Granted	—	—
Exercised	(385,448)	0.75
Forfeited	(357,034)	0.65
Expired	—	—

Options outstanding, June 30, 2006	7,895,288	0.99	7.59	$2,157

Vested or expected to vest	5,385,349	1.22	6.81	1,116

Options exercisable, June 30, 2006	4,301,632	1.28	6.62	820

Non-Plan Options
Commencing in 2004, the Company granted stock options to certain recruited employees in conjunction with their employment agreements, which are outside of the Option Plan. A summary of the status of these options at June 30, 2006, and changes during the six months then ended are presented below:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding, December 31, 2005	14,000,000	$0.58

Granted	—	—
Exercised	—	—
Forfeited	(5,800,000)	0.63
Expired	—	—

Options outstanding, June 30, 2006	8,200,000	0.53	8.74	$3,819

Vested or expected to vest	4,030,853	0.53	8.73	1,913

Options exercisable, June 30, 2006	2,325,000	0.52	8.73	1,119

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.
On September 1, 2005, the Company granted to the members of its Advisory Board options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price $0.51 per share. The

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
options, which expire on August 31, 2015, vest 25% on each of the first four anniversaries of the date of grant. The Company recorded a charge of $35 and $191 for the fair value of the options for the three and six months ended June 30, 2006, respectively, based on the Black-Scholes option pricing model utilizing the following assumptions: no dividends, risk-free interest rate of 4.50% — 5.22%, volatility of 84.9%-113.4%, and term of 9.25-9.50 years, respectively. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.
As of June 30, 2006, there was $1,780 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Option Plan and for non-Option Plan options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 3.68 years.
Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. For the three and six months ended June 30, 2006, the non-cash compensation expense relating to stock option agreements amounted to $138 and $278, respectively.
Employee Stock Purchase Agreements and Non-Option Plan Grants
On March 25, 2005, Ladenburg entered into an employment agreement with a newly employed head of institutional sales and, in connection therewith, granted him options to purchase 1,500,000 shares of the Company’s common stock at an exercise price $0.64 per share. The option, which expires on March 28, 2015, vests as to 250,000 shares on each of the first four anniversaries of the date of grant. An additional 125,000 shares were to vest on the third anniversary of the date of grant and an additional 375,000 shares were to vest on the fourth anniversary of the date of grant provided that the Commission Shares (defined below) had been purchased. In addition, he committed to purchase an additional 2,500,000 shares (“Commission Shares”) of the Company’s common stock at $0.64 per share solely through the use of compensation to be earned by him. In addition, the Company sold to him 1,000,000 shares of its common stock at a price of $0.45 per share, on March 28, 2005. Effective April 4, 2006, the employment agreement and the stock option agreement were amended and, among other things, the employee’s commitment to purchase the Commission Shares was eliminated and the vesting requirement based on the purchase of the Commission Shares was replaced with a vesting requirement based on certain production levels being met.
During June through August 2005, Ladenburg entered into various employment agreements with newly employed executives whereby some of the executives committed to purchase up to an aggregate of 5,275,000 shares of the Company’s common stock at prices ranging from $0.53 to $0.645 per share solely through the use of compensation, as defined, earned by them. In January 2006, one of the employment agreements was terminated and two of the employment agreements were restructured and, among other things, the commitments to purchase shares of the Company’s common stock were eliminated. As of June 30, 2006, no compensation was earned by these executives that would have required the purchase of shares.
In 2005, the Company had entered into several employment agreements with newly hired employees, including the agreements referred to above, pursuant to which the Company sold common stock to the employees. Where the sales price was below the fair market value of the Company’s common stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense of $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation is being amortized over the initial term of the employees’ employment agreements, which are generally one to two years. During the three and six months ended June 30, 2006, the Company amortized non-cash compensation expense of $505 and $672, respectively, relating to the sales of its common stock to new employees at prices below fair market value. At June 30, 2006, unearned employee stock-based compensation amounted to $221 and is presented as a reduction of shareholders’ equity in the condensed consolidated statement of financial condition.

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
As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. In March 2006, LTS made capital contributions to Ladenburg in the amount of $4,800. At June 30, 2006, Ladenburg had net capital, as defined, of $15,489, which exceeded its minimum capital requirement of $250 by $15,239.
Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.
7.	Contingencies
Litigation
The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of June 30, 2006, the Company’s subsidiaries are involved in several pending arbitrations in which claimants are seeking substantial amounts of damages.
On May 5, 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part; Ladenburg’s motion to reconsider portions of that decision was denied on July 18, 2006. The Company believes the plaintiff’s claims in this action are without merit and intends to vigorously defend against them.
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
On December 8, 2005, a lawsuit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg, a Ladenburg employee, and another individual. The plaintiff alleges, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty, breach of contract, and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks compensatory damages in excess of $2,000 and punitive damages of $10,000. In June 2006, Ladenburg filed a motion to dismiss the complaint; that motion is currently pending. The Company believes that the plaintiff’s claims are without merit and intends vigorously to defend against them.
With respect to certain arbitration, litigation and regulatory matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability of approximately $843 and $1,958 as of June 30, 2006 and December 31, 2005, respectively (included in accounts payable and accrued liabilities).
Deferred Underwriting Compensation
Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients in whose initial public offerings Ladenburg managed or participated. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees are not reflected in Ladenburg’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within eighteen months from the respective transaction date, or not received at all if no transactions are consummated. As of June 30, 2006, Ladenburg had unrecorded potential deferred fees, net of expenses, amounting to approximately $2,500.
8.	Income Taxes
Deferred tax amounts as of June 30, 2006, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amounts to approximately $23,821. After consideration of all the evidence, both positive and negative, especially the fact that the Company has sustained operating losses during 2002 through 2005, management determined that a valuation allowance at June 30, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At June 30, 2006, the Company had net operating loss carryforwards of approximately $52,713, expiring in various years from 2015 through 2026. The Company’s ability to use such carryforwards to reduce future taxable income may be subject to limitations attributable to equity transactions in March 2005 (see Note 10) that may have resulted in a change of ownership as defined in Internal Revenue Code Section 382.
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
The clearing operations for the Company’s securities transactions are provided by one clearing broker. At June 30, 2006 and December 31, 2005, substantially all of the securities owned and the amounts due from clearing broker reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.
10.	Notes Payable
The components of notes payable are as follows:

	June 30,	December 31,
	2006	2005

Notes payable (forgivable per terms — see below) in connection with clearing agreement	$666	$666
Other notes payable — former parent	5,000	5,000

Total	$5,666	$5,666

The $5,666 of notes payable at June 30, 2006 mature during the year ending December 31, 2006.
Senior Convertible Notes Payable
The Company recorded a pre-tax charge of $19,359 in 2005 reflecting the expense attributable to the reduction in the conversion price of $18,010 principal amount of notes held by affiliates that were converted in March 2005. The net effect on the Company’s balance sheet from the conversion, net of related expenses, was an increase to shareholders’ equity of $22,699.
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
In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
“Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven, in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven and in November 2005, $667 of principal, together with accrued interest of approximately $97 was forgiven. The balance of the remaining loan, consisting of $666 of principal, is scheduled to be forgiven in November 2006. Accrued interest on this loan as of June 30, 2006 was $127. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
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
Net income (loss) per common share amounts (basis EPS) are computed by dividing net income (loss) by the weighted average number of common stock shares, excluding any potential dilution. Net income (loss) per common share amounts, assuming dilution (diluted EPS), are computed by reflecting the potential dilution from the exercise of stock options and stock warrants. In computing diluted EPS for the six months ended June 30, 2006, incremental shares of 2,878,356 from stock options assumed to be exercised were used in the calculation. There were 2,721,618 stock options that are not included in EPS because including them would be anti-dilutive.

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
Recent Developments
          Change in Officers
          On July 13, 2006, we entered into an Amended and Restated Employment Agreement with Mark D. Klein, our President and Chief Executive Officer. Pursuant to the Agreement, Mr. Klein will continue to serve as our President and Chief Executive Officer until we complete the relocation of our corporate headquarters during the third quarter of 2006 but not later than August 31, 2006, and serve as Chairman of Ladenburg.
          Effective July 13, 2006, Dr. Philip Frost, our principal shareholder and a current director, became the Chairman of the Board of LTS. Howard M. Lorber, our previous Chairman of the Board, became Vice Chairman of the Board of LTS.
          Effective July 10, 2006, Salvatore Giardina, our Vice President and Chief Financial Officer, resigned to join the G-Trade division of BNY Securities Group. Mr. Giardina was succeeded by Diane Chillemi, our Controller. Ms. Chillemi, who rejoined us in June 2006, had previously served as controller of Ladenburg from January 2003 until June 2004 and as Chief Financial Officer of Ladenburg Capital Management Inc., one of our former operating subsidiaries, from September 1999 to June 2003.
           Change in Location
          On July 14, 2006, we announced that we will relocate our corporate headquarters during the third quarter of 2006 from New York City to Miami, Florida. We will continue to maintain Ladenburg’s investment banking, asset management and institutional and retail securities brokerage business in New York City.
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
           Proceeds from Sale of NYSE Seat
          As of December 31, 2005, Ladenburg owned one membership on the New York Stock Exchange (“NYSE”). Ladenburg has accounted for our investment in this membership at a cost of $868, in accordance with industry practice. On April 20, 2005, the NYSE and Archipelago Holdings, Inc. entered into a definitive merger agreement, as amended and restated on July 20, 2005 (as so amended, the “NYSE Merger Agreement”), pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (collectively, the “NYSE Merger”).
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
          As a result of the NYSE Merger, Ladenburg’s NYSE membership was converted into $371 in cash (including the permitted dividend) and 80,177 shares of NYSE Group common stock. The shares of NYSE Group common stock received in the NYSE Merger are subject to a three-year restriction on transfer. The restriction will be removed in three equal installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion. Ladenburg accounted for its investment in the NYSE Group restricted common stock at the estimated fair value with changes in fair value reflected in operations. The shares were valued at a discount from the published market value as a result of the transfer restrictions.
           Sale of NYSE Group Shares
          On May 5, 2006, Ladenburg participated in a secondary underwriting of its restricted NYSE Group common stock and sold 51,900 restricted shares for an aggregate amount of $3,128, or average net proceeds of $60.27 per share, which was $440 less than the carrying value of such shares. After the sale, Ladenburg’s investment in NYSE Group common shares consisted of 1,552 shares restricted through March 7, 2008 and 26,725 shares restricted through March 7, 2009.
          On June 20, 2006, Ladenburg transferred the 28,277 remaining restricted shares to LTS at the estimated fair value at such date, of $1,228. LTS accounts for restricted investments at cost, adjusted for other than temporary impairment.
          Included in revenues for the six months ended June 30, 2006 is a gain of $4,859 on the merger transaction, representing the difference between the estimated fair value of consideration received on the merger of $5,727 and the Company’s carrying value of its membership of $868, and a net realized and unrealized loss of $1,001consisting of the sale of 51,900 shares at a loss of $440 and an unrealized loss of $561 representing the difference between the fair market value of the NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.
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
          Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $21 and $14 for the six months ended June 30, 2006 and 2005, respectively.
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
lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $843 and $1,958 for potential arbitration and lawsuit losses as of June 30, 2006 and December 31, 2005, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.
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
          Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax amounts as of June 30, 2006, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $23,821. After consideration of all the evidence, both positive and negative, especially the fact that we have sustained recurring operating losses in 2002 through 2005, we have determined that a valuation allowance at June 30, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At June 30, 2006, we had net operating loss carryforwards of approximately $52,713, expiring in various years from 2015 through 2026. Our ability to use such carryforwards to reduce future taxable income may be subject to limitations attributable to equity transactions in March 2005 (see “Liquidity and Capital Resources”) that may have resulted in a change of ownership as defined in Internal Revenue Code Section 382.
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
(Dollars in Thousands, Except Share and Per Share Amounts)
Results of Operations
     Three months ended June 30, 2006 versus three months ended June 30, 2005
          Our net loss for the quarter ended June 30, 2006 was $1,325, compared to a net loss of $1,993 for the quarter ended June 30, 2005. The net loss for the 2006 period includes a $440 realized loss on the sale of NYSE Group shares, a $481 unrealized loss on the NYSE Group shares and $463 of non-cash compensation expense.
          Our revenues for the three months ended June 30, 2006 increased by $1,572 to $7,457 from $5,885 for the three months ended June 30, 2005 primarily as a result of increased commissions of $736, increased syndications and underwritings of $642, increased principal transactions of $469 and increased investment advisory fees of $419.
          Our expenses for the three months ended June 30, 2006 increased by $893 to $8,757 from $7,864 for the three months ended June 30, 2005 primarily as a result of the increase in compensation and benefits of $677 and an increase of $420 in non-cash compensation in the 2006 period, offset by a decrease in rent expense of $233.
          The $736 (20.2%) increase in commission income primarily resulted from an increase in institutional sales commissions due to employees hired subsequent of the first quarter of 2005.
          The $642 (746.5%) increase in syndications and underwritings was primarily the result of an increased number of underwriting transactions in the 2006 period.
          The $469 (86.5%) increase in net principal transactions was generated from an increased number of underwritings and syndications in the 2006 period.
          The $419 (203.4%) increase in investment advisory fees was due to an increase in assets under management, primarily relating to customers associated with the employees we hired subsequent to the first quarter 2005.
          The $677 (14.9%) increase in compensation and benefits expense was primarily due to the net increase in revenues.
          The $420 (976.7%) increase in non-cash compensation was primarily a result of a) the recognition of expense attributable to the sale of our common stock to newly hired employees at prices below market value at the time of sale, which for the 2006 period includes more new hires than for the 2005 period, and b) compensation expense ($140) pursuant to SFAS No. 123R, relating to stock options, which became effective in 2006.
          The $233 (34.9%) decrease in rent expense was primarily due to the sublease for the 34th floor of 590 Madison Avenue, offset by the expense for new office space at 153 East 53rd Street.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)
          Income tax expense was $25 and $14 for the three months ended June 30, 2006 and 2005, respectively, representing state and local income tax. After consideration of all the evidence, both positive and negative, especially the fact that we have sustained operating losses during 2002 through 2005, management determined that a valuation allowance at June 30, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2006 and 2005 periods does not bear a customary relationship to effective tax rates as a result of unrecognized tax benefit related to net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.
     Six months ended June 30, 2006 versus six months ended June 30, 2005
          Our net income for the six months ended June 30, 2006 was $3,407 compared to a net loss of $25,029 for the six months ended June 30, 2005. The net income for the 2006 period includes a $4,859 gain from the NYSE Merger, a $440 realized loss from the sale of 51,900 NYSE Group shares and $561 of unrealized losses on the NYSE Group shares. In addition, $1,141 of non-cash compensation expense is included in the 2006 net income. The net loss for the 2005 period includes $19,359 of debt conversion expense.
          Our revenues for the six months ended June 30, 2006 increased by $9,684 to $22,251 from $12,567 for the six months ended June 30, 2005 primarily as a result of the $4,859 gain on the exchange of our NYSE membership in the NYSE Merger offset by realized and unrealized loss of $1,001. The remaining increase in revenue of $5,826 in the 2006 period was primarily due to increased commissions of $2,141, increased net principal transactions of $1,438, increased syndications and underwriting of $1,359, offset by a decrease in investment banking fees of $525.
          Our expenses for the six months ended June 30, 2006 decreased by $18,765 to $18,805 from $37,570 for the six months ended June 30, 2005 primarily as a result of the $19,359 debt conversion expense in the 2005 period. Adjusted for the debt conversion expense, our expenses for the 2006 period increased by $594, reflecting increased compensation and benefits of $1,893 and non-cash compensation of $875, offset by reduced professional fees of $1,011 and other expenses of $751.
          The $2,141 (28.5%) increase in commission income primarily resulted from an increase in institutional sales commissions due to employees hired at the end of or after the first quarter of 2005.
          The $1,438 (128.0%) increase in net principal transactions was primarily the result of a $1,000 increase in sales credits from syndications and underwritings and $343 of net trading profits generated by a proprietary trader that we hired subsequent to the 2005 period.
          The $1,359 (666.2%) increase in syndications and underwritings was primarily the result of an increased number of underwriting transactions in the 2006 period.
          The $525 (26.6%) decrease in investment banking fees was primarily the result of a large underwriting transaction in the 2005 period for which we were the lead manager.
          The $873 (270.3%) increase in investment advisory fees was due to an increase in assets under management, primarily relating to customers associated with the employees we hired in the second and third quarters of 2005.
          The $1,893 (19.0%) increase in compensation and benefits expense was primarily due to the net increase in revenues.
          The $875 (328.9%) increase in non-cash compensation is primarily a result of a) the recognition of expense attributable to the sale of our common stock to newly hired employees at prices below market value at the time of sale, which for the 2006 period includes more new hires than for the 2005 period, and b) compensation expense of $278 pursuant to SFAS No. 123R, relating to stock options, which became effective in the 2006 period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED (Dollars in Thousands, Except Share and Per Share Amounts)
          The $751 (29.5%) decrease in other expenses is primarily due to a decrease in settlements expense of $175 in the 2006 period compared to $1,062 in the 2005 period.
          Income tax expense was $39 and $26 for the six months ended June 30, 2006 and 2005, respectively. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 through 2005, management determined that a valuation allowance at June 30, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2006 and 2005 periods does not bear a customary relationship to effective tax rates as a result of tax benefit related to unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.
Liquidity and Capital Resources
          Approximately 77.0% of our total assets consist of cash and cash equivalents, securities owned and receivable from clearing broker, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
          Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At June 30, 2006, Ladenburg’s regulatory net capital, as defined, was, $15,489, which exceeded its minimum capital requirement of $250 by $15,239. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.
          Our sources of liquidity have been from the sale of our securities and financing activities.
          Net cash used in operating activities for the six months ended June 30, 2006 was $6,076 as compared to $5,393 for the 2005 period.
          Net cash used in investing activities amounted to $190 and $191 for the six months ended June 30, 2006 and 2005, respectively. These investing activities relate principally to leasehold improvements and enhancements to computer equipment.
          There was $4,088 of cash provided by financing activities for the six months ended June 30, 2006, reflecting $3,676 of cash provided by our private equity offering, $180 provided by the issuance of our common stock through our Employee Stock Purchase Plan, $289 provided by the exercise of stock options, net of an increase in restricted assets of $57. There was $9,132 of cash provided by financing activities in the 2005 period, primarily representing $3,977 from the issuance of our common stock, $3,500 from the issuance of promissory notes and $2,803 from our private equity offering, net of $1,155 used to repurchase common stock.
          We are obligated under several non-cancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $2,701 in 2006 and approximately $5,299 per year until 2015. In addition, one of the leases obligates us to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.

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
          In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven, in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven and in November 2005, $667 of principal, together with accrued interest of approximately $97, was forgiven. The balance of the remaining loan, consisting of $666 of principal, is scheduled to be forgiven in November 2006. Accrued interest on this loan as of June 30, 2006 was $127. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
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
          Our liquidity position continues to be adversely affected by our inability in recent years to generate cash from operations. Accordingly, we have been forced to cut expenses as necessary. We have implemented cost-cutting procedures throughout our operations, including decreasing our total number of employees and relocating our New York City and Boca Raton, Florida offices to more efficient and less expensive office space within the same vicinity as the previous locations. At June 30, 2006 we had 154 employees. After reviewing our current operations and financial position, we believe we have adequate cash and regulatory capital to fund our current level of operating activities through June 30, 2007.
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
          We maintain inventories of trading securities. At June 30, 2006, the fair market value of our inventories was $146 in long positions and $5 in short positions which was not material to the Company’s consolidated financial position.
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
These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
          Other than as reported on Current Reports on Form 8-K filed during the quarter ended June 30, 2006, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during such quarter.

Item 4.	Submission of Matters to a vote of Security Holders.
          We held a special meeting of shareholders on April 3, 2006. There were 141,590,530 shares of our common stock entitled to be voted on the February 7, 2006 record date for the meeting. The matters submitted to our shareholders for a vote at the special meeting were (i) an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000 shares and (ii) the issuance of 8,397,891 shares of our common stock at $0.45 per share to certain affiliates of ours raising gross proceeds of $3,779.
The votes cast for the amendment to the articles of incorporation were:

For	Against	Abstain	Not Voted
90,448,507	4,955,250	123,450	46,063,323
The votes cast for the issuance of shares were:

For	Against	Abstain	Not Voted
90,036,571	5,361,244	129,392	46,063,323

Item 6.	Exhibits

3.1	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: July 26, 2006	By:	/s/ Diane Chillemi
Diane Chillemi
Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)