Form 10-Q
period 2006-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2006-11-14
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
Commission File Number 1-15799
Ladenburg Thalmann Financial Services Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0701248 (I.R.S. Employer Identification Number)

4400 Biscayne Boulevard, 12th Floor Miami, Florida (Address of principal executive offices)	33137 (Zip Code)
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
     Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of November 14, 2006, there were outstanding 154,757,665 shares of the registrant’s Common Stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited):
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,140	$10,936
Securities owned, at market value	193	1,904
Receivable from clearing broker	18,885	20,947
Receivables from other broker-dealers	3,607	—
Exchange memberships owned, at historical cost (Note 4)	545	1,413
NYSE Group Inc. common stock, not readily marketable (Note 4)	1,228	—
Investment in fund manager	435	—
Furniture, equipment and leasehold improvements, net	775	966
Restricted assets	1,383	1,313
Intangible-customer accounts, net	720	—
Other assets	2,311	1,820

Total assets	$38,222	$39,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased	$5	$8,857
Accrued compensation	1,985	2,488
Accounts payable and accrued liabilities	3,787	6,634
Deferred rent credit	1,540	1,529
Accrued interest	141	101
Accrued interest to former parent	1,387	1,056
Notes payable, including $5,000 to former parent	5,667	5,667

Total liabilities	14,512	26,332

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 and 200,000,000 shares authorized; shares issued and outstanding,
150,663,345 and 141,590,529	15	14
Additional paid-in capital	128,548	122,532
Unearned employee stock-based compensation	(144)	(893)
Accumulated deficit	(104,709)	(108,686)

Total shareholders’ equity	23,710	12,967

Total liabilities and shareholders’ equity	$38,222	$39,299

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Commissions	$2,913	$4,804	$12,569	$12,319
Principal transactions, net	2,996	790	5,557	1,913
Investment banking fees	2,335	1,406	3,781	3,377
Investment advisory fees	636	402	1,832	725
Interest and dividends	708	497	2,045	1,320
Syndications and underwritings	292	124	1,855	328
Gain on NYSE merger transaction	—	—	4,859	—
Realized and unrealized loss on NYSE Group Inc. restricted common stock	—	—	(1,001)	—
Other	299	596	933	1,204

Total revenues	10,179	8,619	32,430	21,186

Expenses:
Compensation and benefits	6,343	6,499	18,174	16,437
Non-cash compensation	303	215	1,444	481
Brokerage, communication and clearance fees	669	614	2,094	1,839
Rent and occupancy, net of sublease revenues	424	644	1,547	1,988
Professional services	802	502	1,708	2,420
Interest	161	126	417	679
Depreciation and amortization	177	199	505	620
Debt conversion expense	—	—	—	19,359
Other	716	961	2,511	3,507

Total expenses	9,595	9,760	28,400	47,330

Income (loss) before income taxes	584	(1,141)	4,030	(26,144)

Income taxes	14	14	53	40

Net income (loss)	$570	$(1,155)	$3,977	$(26,184)

Income (loss) per Common Share:
Basic	$0.00	$(0.01)	$0.03	$(0.26)

Diluted	0.00	(0.01)	0.03	(0.26)

Number of shares used in computation:
Basic	150,559,806	126,384,353	147,430,887	101,091,673

Diluted	154,120,951	126,384,353	150,536,840	101,091673

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

				Unearned
	Common Stock		Additional	Employee
			Paid-In	Stock-based	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2005.	141,590,529	$14	$122,532	$(893)	$(108,686)	$12,967
Issuance of shares of common stock under employee stock purchase plan	202,810	—	215	—	—	215

Exercise of stock options	472,115	—	334	—	—	334

Stock options granted to Advisory Board	—	—	250	—	—	250

Amortization of unearned employee stock-based compensation	—	—	—	749	—	749

Expense relating to employee stock options granted	—	—	445	—	—	445

Issuance of shares to affiliates pursuant to private equity offering, net of expenses of $103	8,397,891	1	3,675	—	—	3,676

Warrants issued for acquisition of customer accounts	—	—	698	—	—	698

Warrants issued for interest in fund manager	—	—	399	—	—	399
Net income	—	—	—	—	3,977	3,977

Balance, September 30, 2006	150,663,345	$15	$128,548	$(144)	$(104,709)	$23,710

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	3,977	$(26,184)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	501	620
Increase (decrease) of deferred rent credit	11	(5)
Amortization of customer accounts	4	—
Additional 1% investment in fund manager	(40)
Amortization of investment in fund manager	5	—
Accrued interest	378	651
Debt conversion expense	—	19,359
Non-cash compensation expense	1,444	481
Gain on NYSE merger transaction	(4,860)	—
Realized and unrealized loss on NYSE Group Inc. restricted common stock	1,001	—

Decrease (increase) in operating assets:
Securities owned	1,743	(83)
NYSE Group Inc. common stock, not readily marketable including cash received on sale of shares of $3,128	3,499	—
Receivable from clearing broker	2,061	(2,035)
Receivable from other broker-dealers	(3,607)	—
Due from affiliates	4	121
Other assets	(528)	2,213

(Decrease) increase in operating liabilities:
Securities sold, but not yet purchased	(8,852)	(25)
Accrued compensation	(502)	(113)
Accounts payable and accrued liabilities	(3,185)	(993)
Due to affiliates	331	(33)

Net cash used in operating activities	(6,615)	(6,026)

Cash flows from investing activities:
Acquisition of customer accounts	(26)	—
Purchase of furniture, equipment and leasehold improvements	(350)	(233)
Net proceeds received from sale of furniture	41	—

Net cash used in investing activities	(335)	(233)

Cash flows from financing activities:
Increase in restricted assets	(70)	(6,423)
Issuance of common stock other than private equity offering	549	5,169
Repurchase of common stock	—	(1,155)
Issuance of other notes payable	—	3,500
Funds received in advance-private equity offering	—	6,421
Private equity offering	3,675	2,803

Net cash provided by financing activities	4,154	10,315

Net (decrease) increase in cash and cash equivalents	(2,796)	4,056
Cash and cash equivalents, beginning of period	10,936	1,720

Cash and cash equivalents, end of period	$8,140	$5,776

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Supplemental cash flow information:

Interest paid	$49	$6

Taxes paid	229	13

Non-cash financing transactions:

Conversion of senior convertible notes ($18,010) and accrued interest ($4,689) into common shares	$—	$22,699

Common shares purchased pursuant to private placement by exchanging notes payable ($7,000) and accrued interest ($110)	—	7,110

Warrant to purchase common shares issued for acquisition of Broadwall customer accounts	698	—

Warrant to purchase common shares issued for 10% interest in fund manager	399	—
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
The interim financial data as of September 30, 2006 and for the nine months ended September 30, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.
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
Organization
Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include retail and institutional brokerage, research, investment banking, asset management and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management and brokerage professionals. Ladenburg is subject to regulation by, among others, the SEC, the NYSE, National Association of Securities Dealers, Inc. (“NASD”), Commodities Futures Trading Commission and National Futures Association. (See Note 6)
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)
The Company’s condensed consolidated financial statements as of and for the periods ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three and nine months ended September 30, 2006 are $167 and $445, respectively, lower than if it had continued to account for share-based compensation under APB No. 25. There was no effect on basic and diluted net income per share for the three months ended September 30, 2006 and for the nine months ended September 30, 2006 as a result of adopting SFAS No. 123R.
The table below illustrates the effect on the Company’s net loss for the three and nine months ended September 30, 2005 had the Company elected to recognize compensation expense for stock options, consistent with the method prescribed by SFAS No. 123. For purposes of the pro forma disclosure, the value of options is estimated using the Black-Scholes option—pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(1,155)	$(26,184)

Stock-based employee compensation determined under the fair value based method	(612)	(1,705)

Pro forma net loss	$(1,767)	$(27,889)

Net loss per common share (basic and diluted), as reported	$(0.01)	$(0.26)

Pro forma net loss per common share (basic and diluted)	$(0.01)	$(0.28)

3.	Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased, as of September 30, 2006 and December 31, 2005 are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
September 30, 2006
Common stock	$171	$—
Municipal obligations	5	—
U. S. Government obligations	6	—
Corporate bonds	1	5
Commercial paper	10	—

	$193	$5

December 31, 2005
Common stock	$1,852	$8,854
Municipal obligations	45	—
U. S. Government obligations	6	—
Corporate bonds	1	3

	$1,904	$8,857

Securities sold, but not yet purchased at December 31, 2005 principally represents securities sold pursuant to an underwriters’ over-allotment option which was exercised in January 2006.
As of September 30, 2006 and December 31, 2005, approximately $162 and $1,904, respectively, of the securities owned are deposited with the Company’s clearing broker and, pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.
4.	Restricted Common Shares of NYSE Group, Inc.
As of December 31, 2005, Ladenburg owned one membership on the NYSE. Ladenburg had accounted for its investment in this membership at a cost of $868, in accordance with industry practice. On April 20, 2005, the NYSE and Archipelago Holdings, Inc. entered into a definitive merger agreement, as amended and restated on July 20, 2005 (as so amended, the “NYSE Merger Agreement”), pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (collectively, the “NYSE Merger”).
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
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)
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
On June 20, 2006, Ladenburg transferred the 28,277 remaining restricted shares to LTS at the estimated fair value of $1,228 at such date. LTS, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, accounts for such restricted investments at cost based on the value on the date of transfer adjusted for other than temporary impairment. Restricted investments whose restriction lapses within one year from the balance sheet date will be valued at quoted market price.
Included in revenues for the nine months ended September 30, 2006 is a gain on the NYSE Merger of $4,859, representing the difference between the estimated fair value of consideration received on the merger of $5,727 and Ladenburg’s carrying value of its membership of $868, and losses of $1,001, consisting of a realized loss on the sale of 51,900 shares of $440 and an unrealized loss of $561 representing the decline in the fair value of the 28,277 remaining NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.
5.	Shareholders’ Equity
Authorized Shares
At the Company’s special meeting held on April 3, 2006, the shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000.
Employee Stock Purchase Plan
In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. On November 1, 2006, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 5,000,000 to 10,000,000. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock at a discount from the market price of the Company’s common stock. Option periods have been initially set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. In order for the Purchase Plan to be accounted for as non-compensatory under SFAS No. 123R, effective January 1, 2006, the discount was decreased to 5% below the market price of the Company’s common stock at the end of such option period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three month and nine month period ended September 30, 2006, 35,236 and 202,810 shares of the Company’s common stock were issued to employees under the Purchase Plan, at a weighted average purchase price of approximately $1.00 and $1.06 per share, resulting in a capital contribution of $35 and $215, respectively.
1999 Performance Equity Plan
In 1999, the Company adopted the 1999 Performance Equity Plan (the “Option Plan”) which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company, as designated by the board of directors. Dividends, if any, are not paid on unexercised stock options. As of September 30, 2006, there were options to purchase 496,482 shares of common stock available for issuance under the Option Plan.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)
On July 13, 2006, the Company’s board approved an amendment to the Option Plan, subject to shareholder approval, to increase the number of shares authorized for issuance thereunder from 10,000,000 to 25,000,000 and to increase the annual limit on grants to any individual from 1,000,000 shares to 1,500,000 shares. On July 13, 2006, in connection with Dr. Frost’s appointment as Chairman of the Board, the Company granted him an option to purchase 1,200,000 shares of the Company’s common stock at $0.86 per share, subject to the Company’s shareholders approving the amendment to the Option Plan. On July 18, 2006, the Company granted an additional aggregate of 1,500,000 options at $0.88 per share to Richard Lampen, Howard Lorber and Mark Zeitchick, directors of the Company, subject to shareholder approval of the amendment to the Option Plan. On November 1, 2006, shareholder approval was granted, and accordingly, all such options are deemed to be granted on such date for accounting purposes. The options granted to Dr. Frost and the other directors are ten-year options which vest in four equal annual installments, subject to earlier vesting upon death, disability or change in control.
A summary of the status of the Option Plan at September 30, 2006 and changes during the nine months then ended are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding, December 31, 2005.	8,637,770	$0.97

Granted	495,000	0.91
Exercised	(472,115)	0.71
Forfeited	(391,817)	0.84
Expired	—	—

Options outstanding, September 30, 2006	8,268,838	0.99	7.48	$2,497

Vested or expected to vest	5,776,897	1.12	6.98	1,561

Options exercisable, September 30, 2006	4,661,547	1.23	6.58	1,143

Non-Plan Options
Commencing in 2004, the Company granted stock options to certain recruited employees in conjunction with their employment agreements, which are outside of the Option Plan. In September 2006, Ladenburg acquired saubstantially all of the securities brokerage accounts and registered representatives and employees of Broadwall Capital LLC (“Broadwall”). In connection with the transaction, Ladenburg engaged several employees of Broadwall to continue as employees of Ladenburg. The Company granted to various of these individuals options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested as to 10% of the shares immediately and will vest as to 22.5% of the shares on each of September 5, 2007, 2008, 2009 and 2010. A summary of the status of these options at September 30, 2006, and changes during the nine months then ended are presented below:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Options outstanding, December 31, 2005.	14,000,000	$0.58

Granted	1,500,000	1.05
Exercised	—	—
Forfeited	(5,800,000)	0.63
Expired	—	—

Options outstanding, September 30, 2006	9,700,000	0.61	8.72	$4,229

Vested or expected to vest	4,538,224	0.59	8.66	2,090

Options exercisable, September 30, 2006	2,475,000	0.55	8.57	1,235

The weighted-average grant date fair value of employee options granted during the nine months ended September 30, 2006 and 2005 was $0.95 and $0.47, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine months ended September 30,
	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	128.29%	74.48%
Risk-free interest rate	4.84%	3.74%
Expected life (in years)	6	10
During 2006, the Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the 2006 grants. The weighted average expected life for the 2006 grants of 6 years reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Expected volatility for the 2006 option grants is based on historical volatility over the six years prior to the option grant date.
As of September 30, 2006, there was $1,534 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.62 years.
The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 amounted to $186 and $2, respectively. Tax benefits related to option exercise were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.
Non-cash compensation expense relating to stock options was calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)
recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the three and nine months ended September 30, 2006, the non-cash compensation expense relating to stock option agreements granted employees amounted to $167 and $445, respectively.
On September 1, 2005, the Company granted to the non-employee members of its Advisory Board options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.51 per share. The options, which expire on August 31, 2015, vest 25% on each of the first four anniversaries of the date of grant. The Company recorded a charge of $59 and $250 for the fair value of the options for the three and nine months ended September 30, 2006, respectively, based on the Black-Scholes option pricing model. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.
Employee Stock Purchase Agreements
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
During June through August 2005, Ladenburg entered into various employment agreements with newly employed executives whereby some of the executives committed to purchase up to an aggregate of 5,275,000 shares of the Company’s common stock at prices ranging from $0.53 to $0.645 per share solely through the use of compensation, as defined, earned by them. In January 2006, one of the employment agreements was terminated and two of the employment agreements were restructured and, among other things, the commitments to purchase 4,500,000 shares of the Company’s common stock were eliminated. As of September 30, 2006, compensation was earned by one other executive that would have required the purchase of shares; however, Ladenburg and the employee agreed to forego the share purchase and Ladenburg agreed to compensate the employee for the difference on the shares to be purchased by that date (508,520 shares) between the contractual purchase price of $0.645 and the October 5, 2006 market price of $1.00.
In 2005, the Company had entered into several employment agreements with newly hired employees, including the agreements referred to above, pursuant to which the Company sold common stock to the employees. Where the sales price was below the fair market value of the Company’s common stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense of $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation is being amortized over the initial term of the employees’ employment agreements, which are generally one to two years. During the three and nine months ended September 30, 2006, the Company amortized non-cash compensation expense of $77 and $749, respectively, relating to the sales of its common stock to new employees at prices below fair market value. At September 30, 2006, unearned employee stock-based compensation amounted to $144 and is presented as a reduction of shareholders’ equity in the condensed consolidated statement of financial condition.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
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
Issuance of Warrants
On August 31, 2006, the Company issued to Gil Hermon seven-year warrants (“FVF Warrants”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.95 per share. The FVF Warrants were issued in connection with the Company‘s acquisition of a 10% interest in FVF Partners, LLC (“FVF”), the general partner of the Florida Value Fund LLP, a private equity fund formed by Mr. Hermon focused on mid-market companies in Florida. FVF, in exchange for management services, is entitled to a percentage of profits of the fund. The FVF Warrants are exercisable as to 500,000 shares immediately and will be exercisable as to 500,000 shares on each of August 31, 2007 and 2008 provided that the second and third installments of shares shall not vest if the Company’s Executive Committee determines, in its sole discretion, that the Company’s investment was not economically beneficial to the Company. Accordingly, the Company has valued its investment in FVF at $399 based on the value of the 500,000 vested warrants. Upon the vesting of the 1,000,000 contingent warrants, the Company will increase the cost of its investment in FVF by the value of such warrants. In addition, the Company earned an additional 1% interest in FVF valued at $40 as compensation for introducing investors to Mr. Hermon. The investment in FVF is accounted for under the equity method. The excess of the carrying value of the investment over the Company’s share of the underlying book value of FVF is being amortized over an estimated life of seven years.
On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts and registered representatives and employees of BroadWall. In connection with this acquisition, the Company issued to BroadWall ten-year warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.94 per share. The warrants are exercisable as to 150,000 shares immediately and will become exercisable as to 337,500 shares on each of September 11, 2007, 2008, 2009 and 2010 contingent upon the continued employment of two former employees of BroadWall, both of whom have entered into two-year employment agreements with the Company. Accordingly, the Company has valued 825,000 of the warrants that vest over the two year term of the employment agreements at $698 representing consideration for the acquisition. The remaining warrants, representing contingent consideration, will be recorded as additional purchase price if and when the Company renews the employees’ employment contracts. The value of the warrants has been assigned to an intangible, customer accounts, which is being amortized to expense over an estimated life of 10 years.
The condensed consolidated financial statements for the three and nine-months ended September 30, 2006 include the results of operations of Broadwall from the date of acquisition. The following unaudited pro forma information represents the Company’s condensed consolidated results of operations as if the acquisition of Broadwall had occurred as of the beginning of the periods presented. The pro forma amounts of net income (loss) reflect amortization of the amount ascribed to customer accounts acquired in the acquisition. In addition, pro forma diluted earnings per share reflects common share equivalents attributable to issuance of the 825,000 warrants calculated by the treasury stock method:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenue	10,822	9,193	34,888	22,554
Net income (loss)	560	(1,179)	4,037	(26,250)
Basic earnings (loss) per share	0.00	(0.01)	0.03	(0.26)
Diluted earnings (loss) per share	0.00	(0.01)	0.03	(0.26)
Weighted average shares outstanding – basic	150,559,806	126,384,353	147,430,887	101,091,673
Weighted average shares outstanding – diluted	154,115,914	126,384,353	150,596,524	101,091,673
6.	Net Capital Requirements
As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At September 30, 2006, Ladenburg had net capital, as defined, of $15,305, which exceeded its minimum capital requirement, as defined by SEC’s Uniform Net Capital Rule 15c3-1, of $250, and as defined by the Commodity Futures Trading Commission’s Regulation 1.17, of $500, by $15,055 and $14,800, respectively.
Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.
7.	Contingencies
Litigation
The Company is a defendant in litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of September 30, 2006, the Company’s subsidiaries are involved in several pending arbitrations in which claimants are seeking substantial amounts of damages.
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
On December 8, 2005, a lawsuit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg, a Ladenburg employee, and another individual. The plaintiff alleges, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)
financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty, breach of contract, and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks compensatory damages in excess of $2,000 and punitive damages of $10,000. In June 2006, Ladenburg filed a motion to dismiss the complaint; on November 13, 2006, Ladenburg’s motion was granted in part and denied in part. The Company believes that the plaintiff’s claims are without merit and intends vigorously to defend against them.
With respect to certain arbitration, litigation and regulatory matters, where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability of approximately $622 and $1,958 as of September 30, 2006 and December 31, 2005, respectively (included in accounts payable and accrued liabilities). With respect to other pending matters, due to the uncertain nature of litigation in general, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse affect on the Company’s consolidated financial position, results of operations or liquidity.
Deferred Underwriting Compensation
Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within eighteen months from the respective date of the business combination, or not received at all if no transactions are consummated. As of September 30, 2006, Ladenburg had unrecorded potential deferred fees, net of expenses, amounting to approximately $4,952.
8.	Income Taxes
Deferred tax amounts as of September 30, 2006, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, were approximately $25,256. After consideration of all the evidence, both positive and negative, especially the fact that the Company has sustained operating losses during 2002 through 2005, management determined that a valuation allowance at September 30, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2006, the Company had net operating loss carryforwards of approximately $51,721, expiring in various years from 2015 through 2026. The Company’s ability to use such carryforwards to reduce future taxable income may be subject to limitations attributable to equity transactions in March 2005 that may have resulted in a change of ownership as defined in Internal Revenue Code Section 382.
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
The clearing operations for the Company’s securities transactions are provided by one clearing broker. At September 30, 2006 and December 31, 2005, substantially all of the securities owned and the amounts due

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)
from clearing broker reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.
10.	Notes Payable
The components of notes payable are as follows:

	September 30,	December 31,
	2006	2005
Notes payable (forgivable per terms — see below) in connection with clearing agreement	$666	$666
Other notes payable — former parent	5,000	5,000

Total	$5,666	$5,666

The $5,666 of notes payable at September 30, 2006 mature during the year ending December 31, 2006.
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
In November 2002, the Company renegotiated a clearing agreement with one of its clearing brokers whereby this clearing broker became Ladenburg’s primary clearing broker, clearing substantially all of Ladenburg’s business (the “Clearing Conversion”). As part of the new agreement with this clearing agent, Ladenburg is realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”) in December 2002. The Clearing Loans and related accrued interest are forgivable over various periods, up to four years from the date of the Clearing Conversion, provided Ladenburg continues to clear its transactions through the primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven, in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven and in November 2005, $667 of principal, together with accrued interest of approximately $97 was forgiven. The balance of the remaining loan, consisting of $666 of principal, is scheduled to be forgiven in November 2006. Accrued interest on this loan as of September 30, 2006 was $141. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)
any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
Liquidity
The Company’s liquidity position has been adversely affected in recent years by its inability to generate cash from operations. Accordingly, the Company has been forced to cut expenses as necessary, and has implemented certain cost-cutting procedures throughout its operations. During 2006, the Company relocated its New York City and Boca Raton, Florida offices to more efficient and less expensive office space within the same vicinity of the previous locations.
The Company’s overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company’s broker-dealer subsidiary. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base or to grow its business, the Company would seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from the Company’s shareholders, clearing broker or other parties, although there can be no assurance such funding would be available. Additionally, the Company may attempt to raise funds through a private placement, a rights offering or other type of financing. If the Company is unable to generate sufficient cash from operations or is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company’s liquidity and operations.
11.	Net Income (Loss) Per Common Share
Net income (loss) per common share amounts (basic EPS) are computed by dividing net income (loss) by the            weighted average number of common stock shares, excluding any potential dilution. Net income (loss) per common share amounts, assuming dilution (diluted EPS), are computed by reflecting the potential dilution from the exercise of stock options and stock warrants. In computing diluted EPS for the nine months ended September 30, 2006, incremental shares of 3,550,616 from stock options assumed to be exercised were used in the calculation. There were 4,815,168 stock options and warrants that are not included in EPS because including them would be anti-dilutive.
12.	Subsequent Events
On October 18, 2006, the Company consummated the transactions contemplated by an agreement and plan of merger, dated as of September 6, 2006, with Telluride Acquisition, Inc. (“Acquisition”), the Company’s wholly-owned subsidiary, Telluride Holdings, Inc. (“Telluride”), and each of James S. Cassel, Scott Salpeter and Barry Steiner, the stockholders of Telluride. Telluride is the parent of Capitalink, L.C., a Miami-based investment banking firm which provides services to middle-market and emerging growth companies. Pursuant to the merger agreement, Telluride merged with and into Acquisition, with Acquisition continuing as the surviving company. In exchange for all the capital stock of Telluride, the Company paid Messrs. Cassel, Salpeter and Steiner $1,000,000 in cash and issued to them (i) 4,000,000 shares of the Company’s common stock and (ii) ten-year warrants to purchase 2,900,000 shares of the Company’s common stock at an exercise price of $0.96 per share. Warrants to purchase 957,000 shares of common stock are immediately exercisable and the remaining warrants will become immediately exercisable upon their release from escrow as described below. In connection with the merger, Ladenburg entered into three-year employment agreements with each of Messrs. Cassel, Salpeter and Steiner. Mr. Cassel will serve as Vice Chairman, Senior Managing Director and Head of Investment Banking of Ladenburg, and each of Messrs. Salpeter and Steiner will serve as Managing Directors — Investment Banking of Ladenburg. Of the consideration issued to Messrs. Cassel, Salpeter and Steiner, (x) 2,666,666 of the shares, (y) warrants to purchase 1,943,000 shares of common stock and (z) $666,666.67 in cash has been placed in escrow. One-half of the escrow amount will be released to the stockholders on June 3, 2007 and one-half of the escrow amount will be released to the stockholders on January 18, 2008; provided, however, that (i) if any of such stockholder’s employment is terminated by Ladenburg “without cause,” or by the stockholder for “good reason,”

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts) — (Continued)
(Unaudited)
or upon his death or disability, or if the Company undergoes a change of control, then such stockholder’s pro rata portion of the escrow amount will be released to him; and (ii) if any of such stockholder’s employment is terminated for any reason other than as a result of an event set forth in the preceding clause, then such stockholder’s pro rata portion of the escrow amount will be returned to the Company.
On October 24, 2006, the Company sold its membership on the Chicago Board Options Exchange. The membership cost $425 and was sold for $1,550, resulting in a gain of $1,125, which will be recognized in the fourth quarter 2006.
13.	Recently Issued Accounting Principles
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not completed its assessment of the impact of this standard on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. The Company has not completed its assessment of the impact of this standard on its consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB No. 108 are required to be applied beginning December 31, 2006. The Company does not expect the adoption of SAB No. 108 to impact its consolidated financial statements.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
(Dollars in Thousands, Except Share and Per Share Amounts)
Introduction
     The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our principal operating subsidiary is Ladenburg Thalmann & Co. Inc. (“Ladenburg”), which is a registered broker-dealer in securities. Our other subsidiaries primarily provide asset management services.
Recent Developments
     Sale of CBOE Seat
     As of September 30, 2006, Ladenburg owned one membership on the Chicago Board Options Exchange. We have accounted for the investment in this membership at a cost of $425, in accordance with industry practice. On October 24, 2006, we sold such membership for $1,550, resulting in a gain of $1,125, which will be recognized in the fourth quarter 2006.
     Annual Meeting
     On November 1, 2006, we held our annual meeting of shareholders. At such annual meeting, our shareholders (i) elected or re-elected, as the case may be, each of Henry C. Beinstein, Robert J. Eide, Phillip Frost, Brian S. Genson, Saul Gilinski, Richard M. Krasno, Richard J. Lampen, Howard M. Lorber, Jeffrey S. Podell, Richard J. Rosenstock and Mark Zeitchick to serve as directors for the ensuing year and until their successors are elected and qualified; (ii) approved an amendment to the Option Plan to increase the number of shares of common stock available for issuance under the plan from 10,000,000 to 25,000,000 and to increase the number of shares of common stock issuable to individuals in any one year from 1,000,000 to 1,500,000; and (iii) approved an amendment to the Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 5,000,000 to 10,000,000.
     Acquisitions
     On September 11, 2006, Ladenburg acquired a majority of the securities brokerage accounts and registered representatives and employees of BroadWall Capital LLC, a boutique broker-dealer located in New York City, which caters to both institutions and private clients. In connection with this acquisition, we issued to BroadWall ten-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.94 per share. In connection with the acquisition, David Rosenberg, the Chief Executive Officer of BroadWall, and Adam Malamed, the President of BroadWall, became Senior Vice Presidents of Ladenburg and serve as co-heads of Ladenburg’s Private Client Services department. The warrants issued to BroadWall are currently exercisable as to 150,000 shares and will become exercisable as to 337,500 shares on each of September 11, 2007, 2008, 2009 and 2010. However, any unvested portion of the warrants shall terminate if the employment of Messrs. Rosenberg and Malamed is terminated by Ladenburg for “cause” or by Messrs. Rosenberg and Malamed without “good reason.” Additionally, the warrant shall become fully vested and exercisable if Ladenburg terminates Messrs. Rosenberg and Malamed without “cause,” Messrs. Rosenberg and Malamed terminate their employment with “good reason,” both Messrs. Rosenberg and Malamed die or become disabled, or if we undergo a change of control.
     On October 18, 2006, we consummated the transactions contemplated by an agreement and plan of merger, dated as of September 6, 2006, with Telluride Acquisition, Inc., our wholly-owned subsidiary, Telluride Holdings, Inc. and each of James S. Cassel, Scott Salpeter and Barry Steiner, the stockholders of Telluride Holdings. Telluride Holdings is the parent of Capitalink, L.C., a Miami-based investment banking firm which provides services to middle-market and emerging growth companies. Pursuant to the merger agreement, Telluride Holdings merged with and into Telluride Acquisition, with Telluride Acquisition continuing as the surviving company. In exchange for all the capital stock of Telluride Holdings, we paid Messrs. Cassel, Salpeter and Steiner $1,000,000 in cash and issued to them (i) 4,000,000 shares of our common stock and (ii) ten-year warrants to purchase 2,900,000 shares of our common stock at an exercise price of $0.96 per share. Warrants to purchase 957,000 shares of our common stock are immediately exercisable and the remaining warrants will become immediately exercisable upon their release from escrow as described below. In connection with the merger, Ladenburg entered into three-year employment agreements with each of Messrs. Cassel, Salpeter and Steiner. Mr. Cassel will serve as Vice Chairman, Senior Managing Director and Head of Investment Banking of Ladenburg, and each of Messrs. Salpeter and Steiner will serve as Managing Directors — Investment Banking of Ladenburg. Of the consideration issued to Messrs. Cassel, Salpeter and Steiner, (x) 2,666,666 of the shares, (y) warrants to purchase 1,943,000 shares of common stock and (z) $666,666.67 in cash has been placed in escrow. One-half of the escrow amount will be released to the stockholders on June 3, 2007 and one-half of the escrow amount will be released to the stockholders on January 18, 2008; provided, however, that (i) if any of such stockholder’s employment is terminated by Ladenburg “without cause,” or by the stockholder for “good reason,” or upon his death or disability, or if we undergo a change of control, then such stockholder’s pro rata portion of the escrow amount will be released to him; and (ii) if any of such stockholder’s employment is terminated for any reason other than as a result of an event set forth in the preceding clause, then such stockholder’s pro rata portion of the escrow amount will be returned to us.
     Change in Location
     In October 2006, we relocated our corporate headquarters from New York City to Miami, Florida. We continue to maintain Ladenburg’s investment banking, asset management and institutional and retail securities brokerage business in New York City.
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
     As a result of the NYSE Merger, Ladenburg’s NYSE membership was converted into $371 in cash (including the permitted dividend) and 80,177 shares of NYSE Group common stock. The shares of NYSE Group common stock received in the NYSE Merger are subject to a three-year restriction on transfer. The restriction will be removed in three equal installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion. We have accounted for the investment in the NYSE Group restricted common stock at the estimated fair value with changes in fair value reflected in operations. The shares were valued at a discount from the published market value as a result of the transfer restrictions.
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

     On June 20, 2006, Ladenburg transferred the 28,277 remaining restricted shares to us at the estimated fair value at such date, of $1,228. We account for restricted investments at cost, adjusted for other than temporary impairment.
     Included in revenues for the nine months ended September 30, 2006 is a gain of $4,859 on the merger transaction, representing the difference between the estimated fair value of consideration received on the merger of $5,727 and the carrying value of our membership of $868, and a realized and unrealized loss of $1,001 consisting of a realized loss on the sale of 51,900 shares of $440 and an unrealized loss of $561 representing the decline in the fair market value of the NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.
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
     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $26 and $14 for the nine months ended September 30, 2006 and 2005, respectively.
     Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $622 and $1,958 for potential arbitration and lawsuit losses as of September 30, 2006 and December 31, 2005, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.
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
     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax amounts as of September 30, 2006, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, were $25,256. After consideration of all the evidence, both positive and negative, especially the fact that we have sustained recurring operating losses in 2002 through 2005, we have determined that a valuation allowance at September 30, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2006, we had net operating loss carryforwards of approximately $51,721, expiring in various years from 2015 through 2026. Our ability to use such carryforwards to reduce future taxable income may be subject to limitations attributable to equity transactions in March 2005 (see “Liquidity and Capital Resources”) that may have resulted in a change of ownership as defined in Internal Revenue Code Section 382.
     Expense Recognition of Employee Stock Options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Shared-Based Payment” (SFAS No. 123R), which requires companies to measure and recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. The effective date of SFAS No. 123R for us was January 1, 2006. As permitted by SFAS No. 123 through December 31, 2005, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options unless options granted have an exercise price below the market value on the date of grant. Effective January 1, 2006, non-cash compensation expense relating to stock options is calculated by using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by us, using historical information.
Results of Operations
     Three months ended September 30, 2006 versus three months ended September 30, 2005
     Our net income for the three months ended September 30, 2006 was $570, compared to a net loss of $1,155 for the three months ended September 30, 2005. The net income for the 2006 period includes $303 of non-cash compensation expense. The net loss for the 2005 period includes a non-cash compensation charge of $215.
     Our revenues for the three months ended September 30, 2006 increased by $1,560 to $10,179 from $8,619 for the three months ended September 30, 2005 primarily as a result of two large underwritings representing approximately one-half, of our revenue for the period, that we were either the lead or co-manager in the 2006 period offset by a decrease in commissions of $1,891.
     Our expenses for the three months ended September 30, 2006 decreased by $165 to $9,595 from $9,760 for the three months ended September 30, 2005 primarily as a result of decreased rent and occupancy of $220 and decreased compensation and benefits of $156 offset by an increase of $300 in professional services in the 2006 period.

     The $1,891 (39.4%) decrease in commission income primarily resulted from a reduced level of activity in the retail market for the 2006 period.
     The $2,206 (279.2%) increase in net principal transactions was primarily the result of sales credits from the two large underwritings, where we were either the lead or co-manager in the 2006 period.
     The $929 (66.1%) increase in investment banking fees was primarily the result of the two large underwritings, where we were either the lead or co-manager in the 2006 period.
     The $234 (58.2%) increase in investment advisory fees was due to an increase in assets under management, primarily relating to customers associated with employees we hired in the second and third quarter of 2005.
     The $300 (59.8%) increase in professional services expense was primarily due to audit and consulting fees related to our compliance with Sarbanes-Oxley Section 404 which is effective for us as of December 31, 2006.
     The $220 (34.2%) decrease in rent and occupancy expense was primarily due to the sublease for the 34th floor of 590 Madison Avenue, offset by the expense for new office space at 153 East 53rd Street.
     The $156 (2.4%) decrease in compensation and benefits is primarily due to a decrease in salaried employees offset by an increase in producer’s compensation which is attributed to an increase in principal transactions, advisory fees and investment banking fees.
     Income tax expense was $14 and $14 for the three months ended September 30, 2006 and 2005, respectively, representing state and local income tax. After consideration of all the evidence, both positive and negative, especially the fact that we have sustained operating losses during 2002 through 2005, management determined that a valuation allowance at September 30, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2006 and 2005 periods does not bear a customary relationship to effective tax rates as a result of unrecognized tax benefit related to net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.
Nine months ended September 30, 2006 versus nine months ended September 30, 2005
     Our net income for the nine months ended September 30, 2006 was $3,977 compared to a net loss of $26,184 for the nine months ended September 30, 2005. The net income for the 2006 period includes a $4,859 gain from the NYSE Merger, a $440 realized loss from the sale of 51,900 NYSE Group shares and $561 of unrealized losses on the NYSE Group shares. In addition, $1,444 of non-cash compensation expense is included in the 2006 net income. The net loss for the 2005 period includes $19,359 of non-cash debt conversion expense and $481 of non-cash compensation expense.
     Our revenues for the nine months ended September 30, 2006 increased by $11,244 to $32,430 from $21,186 for the nine months ended September 30, 2005 primarily as a result of the $4,859 gain on the exchange of our NYSE membership in the NYSE Merger offset by realized and unrealized loss of $1,001. The remaining increase in revenue of $7,386 in the 2006 period was primarily due to increased principal transactions of $3,644 and increased syndications and underwriting fees of $1,527.
     Our expenses for the nine months ended September 30, 2006 decreased by $18,930 to $28,400 from $47,330 for the nine months ended September 30, 2005 primarily as a result of the $19,359 debt conversion expense in the 2005 period. Adjusted for the debt conversion expense, our expenses for the 2006 period increased by $429, reflecting increased compensation and benefits of $1,737 and non-cash compensation of $963, offset by reduced other expenses of $996, professional services of $712 and rent and occupancy of $441.
     The $3,644 (190.5%) increase in net principal transactions is primarily the result of a $3,578 increase in sales credits from underwritings and $340 of net trading profits generated by a proprietary trader that we hired subsequent to the 2005 period.
     The $1,527 (465.5%) increase in syndications and underwritings was primarily the result of an increase in the number of underwriting transactions in the 2006 period.

     The $1,107 (152.7%) increase in investment advisory fees was due to an increase in assets under management, primarily relating to customers associated with the employees we hired in the second and third quarters of 2005.
     The $1,737 (10.6%) increase in compensation and benefits expense was primarily due to an increase in producers compensation as a result the net increase in revenues, offset by a reduction in salaries due to layoffs in December 2005.
     The $963 (200.2%) increase in non-cash compensation is primarily a result of a) the recognition of expense attributable to the sale of our common stock to newly hired employees at prices below market value at the time of sale and b) compensation expense of $445 pursuant to SFAS No. 123R, relating to stock options, which became effective in the 2006 period.
     The $996 (28.4%) decrease in other expenses is primarily due to a decrease in settlements expense of $100 in the 2006 period compared to $1,085 in the 2005 period.
     Income tax expense was $53 and $40 for the nine months ended September 30, 2006 and 2005, respectively. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2002 through 2005, management determined that a valuation allowance at September 30, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2006 and 2005 periods does not bear a customary relationship to effective tax rates as a result of tax benefit related to unrecognized net operating losses, the change in valuation allowances, state and local income taxes and permanent differences.
Liquidity and Capital Resources
     Approximately 80.6% of our total assets consist of cash and cash equivalents, securities owned and receivable from clearing broker, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At September 30, 2006, Ladenburg’s regulatory net capital, as defined, was $15,305, which exceeded its minimum capital requirement of $250 by $15,055. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.
     Our sources of liquidity have been from the sale of our securities and financing activities.
     Net cash used in operating activities for the nine months ended September 30, 2006 was $6,615 as compared to $6,026 for the 2005 period.
     Net cash used in investing activities amounted to $335 and $233 for the nine months ended September 30, 2006 and 2005, respectively. These investing activities relate principally to leasehold improvements and enhancements to computer equipment.
     There was $4,154 of cash provided by financing activities for the nine months ended September 30, 2006, reflecting $3,676 of cash provided by our private equity offering, $215 provided by the issuance of our common stock through our Employee Stock Purchase Plan, and $334 provided by the exercise of stock options, net of an increase in restricted assets of $70. There was $10,315 of cash provided by financing activities in the 2005 period, primarily representing $5,169 from the issuance of our common stock, $3,500 from the issuance of promissory notes and $2,803 from our private equity offering, net of $1,155 used to repurchase common stock.
     We are obligated under several non-cancellable lease agreements for office space, which provide for minimum lease payments, net of lease abatement and exclusive of escalation charges, of $1,421 in 2006 and approximately $5,373 per year until 2015. In addition, one of the leases obligates us to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $701 through June 2015.
     In conjunction with the May 2001 acquisition of Ladenburg, we issued a total of $20,000 principal amount of senior convertible promissory notes due December 31, 2005 to New Valley LLC (“New Valley”), Berliner Effektengesellschaft AG (“Berliner”) and Frost-Nevada Limited Partnership (which was subsequently assigned to Frost-Nevada Investments Trust (“Frost Trust”)). The $10,000 principal amount of notes issued to New Valley and Berliner, the former stockholders of Ladenburg, bore interest at 7.5% per annum, and the $10,000 principal amount of the note issued to Frost-Nevada bore interest at 8.5% per annum. The notes were convertible into a total of 11,296,746 shares of our common stock and secured by a pledge of the stock of Ladenburg.
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
     In November 2002, we consummated the Clearing Conversion whereby we now clear substantially all of our business through one clearing agent, our primary clearing broker. As part of the new agreement with this clearing agent, we are realizing significant cost savings from reduced ticket charges and other incentives. In addition, under the new clearing agreement, an affiliate of the clearing broker loaned us the $3,500 of Clearing Loans. The Clearing Loans are forgivable over various periods, up to four years from the date of the Clearing Conversion. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven, in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven and in November 2005, $667 of principal, together with accrued interest of approximately $97, was forgiven. The balance of the remaining loan, consisting of $666 of principal, is scheduled to be forgiven in November 2006. Accrued interest on this loan as of September 30, 2006 was $127. Upon the forgiveness of the Clearing Loans, the forgiven amount is accounted for as other revenues. However, if the clearing agreement is terminated for any reason prior to the loan maturity date, the loan, less any amount that has been forgiven through the date of the termination, plus interest, must be repaid on demand.
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
     Our liquidity position continues to be adversely affected by our inability in recent years to generate cash from operations. Accordingly, we have been forced to cut expenses as necessary. We have implemented cost-cutting procedures throughout our operations, including decreasing our total number of employees and relocating our New York City and Boca Raton, Florida offices to more efficient and less expensive office space within the same vicinity as the previous locations. At September 30, 2006 we had 160 employees. After reviewing our current operations and financial position, we believe we have adequate cash and regulatory capital to fund our current level of operating activities through September 30, 2007.
     Our overall capital and funding needs are continually reviewed to ensure that our liquidity and capital base can support the estimated needs of our business units. These reviews take into account current and future business needs as well as regulatory capital requirements of our broker-dealer subsidiary. If, based on these reviews, it is determined that we require additional funds to support our liquidity and capital base or to grow our business, we would seek to raise additional capital through available sources, including through borrowing additional funds on a short-term basis from our shareholders, clearing broker or other parties, although there can be no assurance such funding would be available. Additionally, we may seek to raise money through a private placement, a rights offering or other type of financing. If we are unable to generate cash from operations and are unable to find alternative sources of funding as described above, it would have an adverse impact on our liquidity and operations.
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
     We maintain inventories of trading securities. At September 30, 2006, the fair market value of our inventories was $193 in long positions and $5 in short positions which was not material to the Company’s consolidated financial position.
Special Note Regarding Forward-Looking Statements
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk

Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission and under Item 1A of Part II of this quarterly report on Form 10-Q important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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
Item 1A. RISK FACTORS
     The following are material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report or Form 10-K for the year ended December 31, 2005. Please also refer to that section for additional disclosures regarding the risks and uncertainties related to our business.
We may be unable to successfully integrate acquired businesses into our existing business and operations.
     On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts and registered representatives and employees of BroadWall Capital LLC. On October 18, 2006, we acquired Telluride Holdings, Inc. and its operating subsidiary, Capitalink LC. We may experience difficulty integrating the operations of these entities into our existing business and operations. Furthermore, we may not be able retain all of the employees we acquired as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. Moreover, although we have no specific plans to do so at this time, we may acquire one or more businesses in the future. If we are unable to successfully integrate such businesses into our existing business and operations in the future, it could have a material adverse effect on our results of operations.
A substantial portion of our revenue for any period may result from a limited number of transactions.
     A large part of our revenue for any period may be derived from a limited number of underwritings in which we serve as either the lead or co-manager. We cannot assure you that we will continue to serve as lead or co-manager of similar underwritings in the future. If we are not able to do so, our revenue may significantly decrease and our results of operations may be adversely affected.
We may experience significant fluctuations in our quarterly operating results due to the nature of our business and therefore may fail to meet profitability expectations.
     Our revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including the level of underwritings and advisory transactions completed by us and the level of fees we receive from those underwritings and transactions. Accordingly, our operating results may fluctuate significantly due to an increased or decreased number of transactions in any particular quarter or year.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     Other than as reported on Current Reports on Form 8-K filed during the quarter ended September 30, 2006, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during such quarter.
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

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: November 14, 2006	By:	/s/ Diane Chillemi
Diane Chillemi
Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)