Form 10-K
period 2006-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2007-03-16
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [X]
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [ X]
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
     Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]
     As of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the Registrant was approximately $78,000,000.
     As of March 15, 2007, there were 157,007,938 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference:
     Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K
T A B L E   O F  C O N T E N T S

PART I
ITEM 1. BUSINESS.
General
     We are engaged in retail and institutional securities brokerage, investment banking services, asset management services and investment activities through our principal operating subsidiary, Ladenburg Thalmann & Co. Inc. (“Ladenburg”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the NYSE and the National Association of Securities Dealers, Inc. (“NASD”) and is a member of the Securities Investor Protection Corporation (“SIPC”). Ladenburg had approximately 114 registered representatives and 58 other full time employees at December 31, 2006. Its private client services and institutional sales departments serve approximately 60,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.
     We were incorporated under the laws of the State of Florida in February 1996. Ladenburg was incorporated under the laws of the State of Delaware in December 1971 and became our wholly-owned subsidiary in May 2001. Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137. Ladenburg’s principal executive officers are located at 153 East 53rd Street, New York, New York 10022. Both of our telephone numbers are (212) 409-2000. Ladenburg has branch offices located in Melville, New York, Miami and Boca Raton, Florida, Los Angeles, California, New York, New York, Princeton, New Jersey and Lincolnshire, Illinois.
     Ladenburg maintains a website located at www.ladenburg.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on Ladenburg’s website as soon as reasonably practicable after we electronically file such material with the SEC. We do not intend for information contained in our website to be a part of this Annual Report on Form 10-K.
Recent Developments
     Acquisitions
     On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts and registered representatives and employees of BroadWall Capital LLC (“BroadWall”), a boutique broker-dealer located in New York City, which caters to both institutions and private clients.
     On October 18, 2006, we consummated the transactions contemplated by an agreement and plan of merger, dated as of September 6, 2006, with Telluride Acquisition, Inc., our wholly-owned subsidiary, Telluride Holdings, Inc. and each of James S. Cassel, Scott Salpeter and Barry Steiner, the stockholders of Telluride

Holdings. Telluride Holdings is a Florida holding company that operates principally through its subsidiary, Capitalink, L.C., an investment banking firm focused on providing services to middle market and emerging growth companies. Pursuant to the merger agreement, Telluride Holdings merged with and into Telluride Acquisition, with Telluride Acquisition continuing as the surviving company.
     We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash or debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to consummate any such potential acquisitions on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.
     Debt Exchange
     On February 13, 2007, we entered into a Debt Exchange Agreement with New Valley LLC (“New Valley”) to retire our remaining outstanding indebtedness. New Valley holds $5,000,000 principal amount of promissory notes due March 31, 2007. Pursuant to the agreement, New Valley has agreed to exchange the principal amount of its notes for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was approximately $1,500,000 at December 31, 2006, will be paid in cash at or prior to the closing of the transaction.
     The consummation of the transaction is subject to shareholder approval at our annual meeting of shareholders, which we anticipate holding during the second quarter of 2007. We expect to consummate the transaction as soon as practicable once shareholder approval is obtained. Upon closing, the $5,000,000 principal amount of notes will be exchanged for approximately 2,777,778 shares of our common stock. As a result, New Valley’s beneficial ownership of our common stock will increase from approximately 7.2% to approximately 8.7%.
Retail and Institutional Brokerage Business
     A significant percentage of our revenues during the last several years have been generated from the retail and institutional brokerage business of Ladenburg (60% in 2006, 51.3% in 2005 and 82.0% in 2004). Ladenburg’s private client services and institutional sales departments currently serve approximately a total of 60,000 accounts nationwide. Ladenburg charges commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges. In addition to traditional commission-based accounts, Ladenburg offers a non-discretionary fee in lieu of commission program that allows retail clients to trade their portfolio under an all inclusive wrap fee.
Investment Banking Activities
     Investment banking fees generated from the investment banking activities of Ladenburg represent 16.6%, 14.6% and 4.3% of our total revenues in 2006, 2005 and 2004, respectively. Our investment banking professionals maintain relationships with businesses, private equity firms, other financial institutions as well as high net worth individuals. Our bankers provide them with extensive corporate finance and investment banking services. At December 31, 2006, we had approximately 20 professionals in our investment banking group, located in Miami, Florida and New York, New York.
     In addition to providing general investment banking and corporate finance consulting services, Ladenburg provides the following services:
     Underwriting of public equity and debt offerings. Ladenburg has been active as lead and co-managing underwriters, general underwriters and/or selling group members in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and Ladenburg’s ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with regulations regarding its net capital.
     SPAC underwritings. Ladenburg’s investment banking area is also actively involved in underwritings of blank check companies known as Specified Purpose Acquisition Companies (SPACs). These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business “public.” In recent years, there has been a surge of activity in this segment of the market, as it provides an opportunity for smaller, privately held companies to become public by being acquired by SPACs in lieu of going through the rigorous IPO process. Ladenburg is a leader in underwriting SPAC offerings, having lead or co-managed over $2 billion of SPAC offerings, and our professionals provide unique deal structures and a proprietary retail distribution network that adds value and validity to the offering. Compensation derived from these underwritings include normal discounts and commissions as well as deferred fees that will be payable to us only upon the SPAC’s completion of a business combination. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. At December 31, 2006, we are entitled to $13,400,000 of deferred fees for our SPAC-related transactions, or approximately $8,200,000 net of expenses. These deferred fees are not included in our revenues, however, until a business combination is completed by the SPAC and we are paid. Accordingly, if the SPACs from which we are owed deferred fees are unable to consummate business combinations, we will not be entitled to receive the deferred fees.
     Placement of private debt and equity offerings. Ladenburg has extensive experience in both the equity and debt capital markets and has developed relationships with private equity firms, mezzanine, senior debt and other institutional financing sources. Ladenburg undertakes a process-oriented approach to targeting institutional sources. When applicable, Ladenburg also works with its clients to target other types of investors, including strategic parties with whom a synergistic relationship might be formed.
     Merger, acquisition, and divestiture advisory services. A merger, acquisition or the sale of all or part of a business can be a key factor in enhancing a company’s success and in advancing its corporate and/or shareholder objectives. Ladenburg reviews a merger or acquisition client’s individual situation and specific needs and then provides that client with targeted services to better suit the client. Ladenburg also acts as a financial advisor and assists its clients with merger and acquisition services in a variety of scenarios. Capitalink, L.C., a subsidiary of ours, is a member of M&A International Inc., the world’s largest M&A alliance with 40 office locations in 35 countries who focus primarily on mid-market acquisitions.
     Rendering fairness and solvency opinions. Fairness and solvency opinions are issued through Ladenburg and Capitalink. Capitalink has developed a proven expertise in the fairness opinion niche of the market and over the past several years has established an unparalleled reputation in the issuance of thorough and unbiased fairness and solvency opinions. They have also been actively involved in rendering fairness opinions for SPACs in connection with their business combinations.
     The objective evidence supplied by a fairness or solvency opinion is often necessary in a variety of situations, including mergers, acquisitions, restructurings, financings and privatizations. Given recent regulations and growing concerns regarding potential conflicts of interest between a company and its shareholders, a fairness opinion serves to mitigate the possible risks and associated litigation. A fairness opinion from a qualified financial advisor is one of the most effective risk management tools available to assure sound business judgment has been exercised in varying types of corporate transactions.
     Ladenburg and Capitalink provide both fairness and solvency opinions and analyses to boards of directors, independent committees of boards of directors and shareholders. In addition, the firm provides objective advice on the valuation of businesses and securities in connection with transactions involving mergers, acquisitions, leveraged buyouts and restructurings, going-private transactions and certain other market activities.
     Due to the increased scrutiny and regulation arising from inherent conflicts of interest where investment banks serve as a client’s exclusive financial advisor and assist in both the sale of a company and provide a fairness opinion on the transaction, there has been an increased need for “second” fairness opinions from an independent party. Capitalink has experience in issuing these “second” opinions and provides unbiased and independent evaluations to assist in these situations.
     Financial valuations. The value of a business can become a matter of concern in a variety of transactions, including but not limited to sale or purchase transactions and recapitalizations. Valuations are also integral in tax planning and for accounting compliance. Capitalink has extensive valuation expertise. Capitalink’s professionals are uniquely qualified to determine the value of private companies, closely-held business interests, limited partnership interests, intellectual property and other intangible assets and corporate securities with marketability concerns.
Investment Activities
     Ladenburg may from time to time seek to realize investment gains by purchasing, selling and holding securities for its own account on a daily basis. Ladenburg may also from time to time engage for its own account in the arbitrage of securities. We are required to commit the capital necessary for use in these investment activities. The amount of capital committed at any particular time will vary according to market, economic and financial factors, including the other aspects of our business. Additionally, in connection with our investment banking activities, Ladenburg frequently receives warrants that entitle it to purchase securities of the corporate issuers for which it raises capital or provides advisory services.

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
     Wealth Management
     LTAM offers investment management and planning services primarily to high net-worth individuals and corporations and institutional investors such as private equity, hedge funds and funds of funds. A review is performed for each client that entails focusing on the client’s tolerance for risk, capital growth expectations, and current financial position and income requirements. The review also analyzes whether the client may benefit from, among other services, income tax planning, estate and gift tax planning, comprehensive retirement planning and cash flow analysis.
     Ladenburg Asset Management Program
     LTAM offers its customers the Ladenburg Asset Management Program to assist them in achieving their desired investment objectives through centralized management of mutual fund and exchange-traded fund portfolios based on asset allocation models. Features of the program include active rebalancing at the asset class and security level, minimum account balance, risk analysis, customized investment policy statements and comprehensive performance reporting.
     Alternative Investments
     LTAM provides high net worth clients and institutional investors the opportunity to invest in proprietary and third party alternative investments. These include, but are not limited to, hedge funds, funds of funds, private equity, venture capital and real estate.
     Private Investment Management
     LTAM offers a few specialized programs to access professional money managers. The Private Investment Management program allows internal managers to provide portfolio services to clients on a discretionary basis with specific styles of investing for an annual asset-based fee. The Private Investment Management Program Accredited (“PIMA”) is offered for accredited investors. The internal PIMA managers manage certain accounts using the same investment strategy used to manage LTAM’s private funds and other investment strategies involving short-selling and use of leverage. In addition to the annual asset-based fee, certain customers are also charged an incentive fee, if earned, at the end of each calendar year.
     LTAM’s Investor Consulting Services is designed to provide clients with access to proven independent managers usually only available to large institutions, across the spectrum of major asset classes. LTAM performs due diligence on the managers to ensure that, by maintaining them as a recommended manager, they may represent a suitable solution for the investor.
     Retirement Plan Sponsor Services
     LTAM provides investment consulting services to sponsors of certain retirement plans, such as 401(k) plans. These services include: identifying mutual funds for the plan sponsor’s review and final selection based on the selection criteria stated in the plan’s investment policy statement; assisting in the planning and coordination of and participating in enrollment and communication meetings; and providing the plan sponsor a written mutual-fund-by-mutual-fund quarterly performance report for the purpose of meeting the plan fiduciary’s obligation to monitor plan assets. Certain plan participants may also engage LTAM to manage their plan assets on a discretionary basis.
Research Services
     Our research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms ignoring the demands for unbiased research. Ladenburg provides a superior branded in-depth research product geared only to action-oriented investment ideas. Our research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department specializes in small- to mid-cap companies in the energy sector and on a special situations basis and may expand to additional sectors in the future. Research is provided on a fee basis to certain institutional accounts. Our research department:
•	reviews and analyzes general market conditions and other industry groups;

•	issues written reports on companies, with recommendations on specific actions to buy, sell or hold;

•	furnishes information to retail and institutional customers; and

•	responds to inquires from customers and account executives.
Administration, Operations, Securities Transactions Processing and Customer Accounts
     Ladenburg does not hold funds or securities for its customers. Instead, it uses the services of National Financial Services LLC, a Fidelity Investments company, as its clearing agent on a fully disclosed basis. This clearing agent processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts are fully protected by an excess securities bond, “Excess SIPC”, issued by Customer Asset Protection Company, providing protection for the account’s entire net equity (both cash and securities). The services of this clearing agent include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for Ladenburg’s brokerage activities. It provides these services to Ladenburg’s customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agent also lends funds to Ladenburg’s customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Ladenburg has agreed to indemnify the clearing broker for losses it may incur on these credit arrangements.

Competition
     Ladenburg encounters intense competition in all aspects of its business and competes directly with many other securities firms for clients, as well as registered representatives. Many of its competitors have significantly greater financial, technical, marketing and other resources than it does. National retail firms such as Merrill Lynch, Citigroup Global Markets Inc. and Morgan Stanley dominate the industry. Ladenburg also competes with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. A growing number of brokerage firms offer online trading which has further intensified the competition for brokerage customers. Although Ladenburg offers on-line account access to its customers to review their account balances and activity, it currently does not offer any online trading services to its customers. The continued expansion of discount brokerage firms and online trading could adversely affect the retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services which banks and other institutions ultimately may offer to customers, Ladenburg may be adversely affected to the extent those services are offered on a large scale basis. We try to compete through our advertising and recruiting programs for registered representatives interested in joining us.
Government Regulation
     The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, the NYSE and the Municipal Securities Rulemaking Board. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern its members and conduct periodic examinations of member firms’ operations. In November 2006, the NASD and NYSE announced a plan to consolidate their member regulation operations into a combined organization that will be the sole U.S. private-sector provider of member firm regulation for securities firms doing business with the public. The plan is intended to remove duplicative and inconsistent regulation and overlapping jurisdiction among the regulatory bodies. However, the merger is subject to approval by the SEC and there is no assurance that it will be approved or if it is, when it might happen. Accordingly, we are still required to comply with each bodies’ regulations.
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
Net Capital Requirements
     As a registered broker-dealer and member of the NYSE, Ladenburg is subject to the SEC’s net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method, Ladenburg is required to maintain net capital equal to $250,000. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. We may from time to time enter into temporary subordinated loan arrangements to borrow funds on a short-term basis from our shareholders and clearing broker in order to supplement the capital of our broker-dealer to facilitate underwriting transactions.
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
     At December 31, 2006, Ladenburg had regulatory net capital of $16,696,000 which exceeded its minimum net capital requirement, as defined by SEC’s Uniform Net Capital Rule 15C3-1, of $250,000, and as defined by the Commodity Futures Trading Commissions Regulation 1.17, of $500,000, by $16,446,000 and $16,196,000, respectively. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.
Personnel
     At December 31, 2006, we had a total of approximately 172 employees, of which 114 are registered representatives and 58 are other full time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
ITEM 1A. RISK FACTORS.
     You should carefully consider all of the material risks described below regarding our company. Our business, financial condition or results of operation could be materially adversely affected by any of these risks.
We have incurred in the past, and may incur in the future, significant operating losses.
     Although we had net income for the year ended December 31, 2006, we did incur significant losses from operations during each of the four years ended December 31, 2005. We cannot assure you that we will be able to sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2007, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.
We may be unable to successfully integrate acquired businesses into our existing business and operations.
     Ladenburg made two acquisitions in 2006. On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts and registered representatives and employees of BroadWall Capital. On October 18, 2006, we acquired Telluride Holdings and its operating subsidiary, Capitalink, L.C. We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash or debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We may experience difficulty integrating the operations of these entities or any other entities acquired in the future into our existing business and operations. Furthermore, we may not be able retain all of the employees we acquire as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired businesses or write-off the value of some or all of the assets of the acquired business. If we are unable to successfully integrate acquired businesses into our existing business and operations in the future, it could have a material adverse effect on our results of operations.
A substantial portion of our revenue for any period may result from a limited number of underwriting transactions.
     A large part of our revenue for any period may be derived from a limited number of underwritings in which we serve as either the lead or co-manager. We cannot assure you that we will continue to serve as lead or co-manager of similar underwritings in the future. If we are not able to do so, our revenue may significantly decrease and our results of operations may be adversely affected.
Our revenues may decline if the market for SPAC offerings declines.
     A downturn in the market for SPAC transactions could adversely affect our results of operations. Underwritings for SPAC transactions have been an important source of revenues for us during 2006 and 2005. SPAC transactions are currently exempt from rules adopted by the SEC to protect investors of blank check companies, such as Rule 419 under the Securities Act of 1933. However, the SEC may determine to adopt new rules relating to SPAC transactions which could impact our ability to successfully underwrite these transactions.
A substantial portion of our underwriting fees is deferred and may not be received by us in certain situations.
     At December 31, 2006, we were owed deferred fees from SPAC underwritings that we participated in of $13,400,000, or approximately $8,200,000 after expenses. These deferred fees are not included in our revenues, however, until a business combination is completed by the SPAC and we are paid. Accordingly, if the SPACs from which we are owed deferred fees are unable to consummate business combinations, we will not be entitled to receive the deferred fees we are owed. SPACs face significant competition in consummating business combinations. Since August 2003, based upon publicly available information, approximately 84 SPACs have completed initial public offerings as of March 7, 2007. Of these companies, only 19 companies have consummated a business combination, while 25 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination and four companies have failed to complete business combinations and have dissolved and returned trust proceeds to their stockholders. Accordingly, if the SPACs that owe us deferred fees do not consummate business combinations, we will not receive these fees and our results of operations may be adversely affected.
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
     Currently, we have an aggregate of $5,000,000 principal amount of indebtedness outstanding owed to our former parent, New Valley, which is due on March 31, 2007. We have entered into an agreement with New Valley pursuant to which it will exchange the principal amount of indebtedness for shares of our common stock, subject to approval of our shareholders, and we will pay in cash the accrued interest on such indebtedness, which was approximately $1,500,000 at December 31, 2006. If this agreement is not consummated, we may be forced, among other things, to reduce the capital of Ladenburg to repay this indebtedness which may have an adverse impact on our investment banking activities.
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
     Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, and the NYSE, which are our primary regulatory agencies. NASD Regulation and the NYSE adopt rules, subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms’ operations. In November 2006, the NASD and NYSE announced a plan to consolidate their member regulation operations into a combined organization that will be the sole U.S. private-sector provider of member firm regulation for securities firms doing business with the public. The plan is intended to remove duplicative and inconsistent regulation and overlapping jurisdiction among the regulatory bodies. However, the merger is subject to approval by the SEC and there is no assurance that it will be approved or if it is, when it might happen. Accordingly, we are still required to comply with each bodies’ regulations.
     If we are found to have violated any applicable regulation, formal administrative or judicial proceedings may be initiated against us that may result in:
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
     We may maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e., have long positions, in those markets, a downturn in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.
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
     Our capital requirements have been adversely affected in past years by our inability to generate cash from operations. We have been forced to rely on borrowings and proceeds from the sale of our common stock in order to generate working capital for our operations. Accordingly, we may need to seek to raise additional capital through other available sources, including through equity offerings or borrowing additional funds on a short-term basis from third parties, including our current shareholders and clearing broker. As of December 31, 2006, we had cash and cash equivalents of approximately $7,000,000. If we are unable to generate cash from operations and are unable to find other sources of funding, it would have an adverse impact on our liquidity and operations.
We may be prohibited from underwriting securities due to capital limits.
     From time to time, our underwriting activities may require that we temporarily receive an infusion of capital for regulatory purposes. This is predicated on the amount of commitment Ladenburg makes for each underwriting. In the past, we entered into temporary subordinated loan arrangements with our current shareholders or clearing firm. Should we no longer be able to receive such funding from these sources, and if there are no other viable sources available, it would have an adverse impact on our ability to generate profits, recruit financial consultants and retain existing customers.
Our expenses may increase due to real estate commitments.
     We have ceased using our Madison Avenue (New York City) office space and have subleased the entire premises to various subtenants. Should any of the sub-tenants not renew or renew for a sub-rental less than Ladenburg’s lease commitments, or not pay their rent for an extended period of time, it may have a material adverse effect on Ladenburg’s financial position and liquidity.
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
     Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and therefore may be adversely affected by any downturn in the securities markets. Additionally, downturn in market conditions may lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we would otherwise receive from commissions and spreads. Should these adverse financial and economic conditions appear and persist for any extended period of time, we will incur a further decline in transactions and revenues that we receive from commissions and spreads.
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
     At the present time, our executive officers, directors and companies that these individuals are affiliated with beneficially own approximately 38% of our common stock. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Additionally, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.
The American Stock Exchange may delist our common stock from quotation on its exchange.
     Our common stock is currently quoted on the American Stock Exchange. In order to continue quotation of our common stock, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (usually between $2,000,000 and $4,000,000) and a minimum number of public shareholders (usually 300 shareholders). Additionally, our common stock cannot have what is deemed to be a “low selling price” as determined by the Exchange.
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
     Ladenburg permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client’s account. During periods of volatile markets, the value of the collateral held by the clearing broker could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. Ladenburg has agreed to indemnify the clearing broker for losses it may incur while extending credit to its clients.
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
     Ladenburg is subject to the SEC’s net capital rule which requires the maintenance of minimum net capital. We compute net capital under the alternate method permitted by the net capital rule. Under this method, Ladenburg is required to maintain net capital equal to $250,000. At December 31, 2006, Ladenburg had net capital of $16,696,000, which exceeded its minimum net capital requirement by $16,446,000. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. The net capital rule requires that a broker-dealer maintain a certain minimum level of net capital. The particular levels vary in application depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. The NASD and the NYSE may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, the NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer, including its ability to make markets. Ladenburg may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.
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
     At December 31, 2006, we had outstanding 155,972,805 shares of common stock and options and warrants to purchase a total of 25,443,311 shares of common stock. We are authorized to issue up to 400,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

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
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our common stock at prices you find attractive.
     The trading price of our common stock has ranged between $0.62 and $3.75 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.
     The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:
•	variations in quarterly operating results;

•	our announcements of significant contracts, milestones, acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	the initiation or outcome of litigation or arbitrations;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	general economic conditions, including conditions in the securities brokerage and investment banking markets;

•	changes in financial estimates by securities analysts; and

•	fluctuation in stock market price and volume.
Many of these factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock.
     In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated to the operating performance of such companies. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management. These factors, among others, could significantly depress the price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137 where we lease approximately 15,800 square feet of office space. We are leasing this space pursuant to a month-to-month lease agreement with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder. We are currently finalizing a five-year lease agreement with this entity for this space. The lease will provide for payments of $37,558 per month in the first year increasing to $44,789 per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. We will receive a $60,000 credit for the costs of tenant improvements to be applied against the first year’s rent.
     The principal executive officers of Ladenburg and other subsidiaries of ours are located at 153 East 53rd Street, 49th Floor, New York, New York 10022, where we lease approximately 11,000 square feet of office space pursuant to a lease that expires in July 2008. The lease provides for payments of $38,000 per month. Our previous New York City office located at 590 Madison Avenue representing approximately 90,000 rentable square feet of office space has been subleased to various non-related parties at various terms and lease periods. The lease, which we are still obligated under as the main lessor, expires in June 2015. We also operate several branch offices located in California, Illinois, Florida, New Jersey and New York.
ITEM 3. LEGAL PROCEEDINGS.
     See Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On November 1, 2006, we held our annual meeting of shareholders at which we submitted the following matters to a vote of security holders:
     1. Our shareholders elected each of the individuals nominated for election for a term of one year and until their successors are elected and qualified as follows:

	Votes For	Authority Withheld
Henry C. Beinstein	125,466,808	900,270
Robert J. Eide	125,538,972	828,106
Phillip Frost	125,603,608	763,470
Brian S. Genson	125,539,432	827,646
Saul Gilinski	125,607,444	759,634
Richard M. Krasno	125,600,576	766,502
Richard J. Lampen	125,579,851	787,227
Howard M. Lorber	117,893,653	8,473,425
Jeffrey S. Podell	125,602,015	765,063
Richard J. Rosenstock	123,503,284	2,863,794
Mark Zeitchick	123,541,049	2,826,029
     2. Our shareholders authorized an amendment to our Amended and Restated 1999 Performance Equity Plan to increase the number of shares of common stock available for issuance under the plan from 10,000,000 shares to 25,000,000 shares and to increase the number of shares of common stock issuable to individuals in any one year from 1,000,000 to 1,500,000 as follows:

For	Against	Abstaining	Not Voted
86,778,105	10,504,248	132,913	28,951,812
     3. Our shareholders authorized an amendment to our Qualified Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 5,000,000 to 10,000,000 as follows:

For	Against	Abstaining	Not Voted
92,869,843	4,374,777	170,646	28,951,812

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock trades on the Exchange under the symbol “LTS.” The following table sets forth the high and low prices of the common stock for the periods specified.

		High($)	Low($)
2007
	First Quarter*	$3.75	$1.18

2006

	Fourth Quarter	$1.49	$0.91
	Third Quarter	$1.20	$0.76
	Second Quarter	$1.98	$0.81
	First Quarter	$1.54	$0.44

2005

	Fourth Quarter	$0.63	$0.42
	Third Quarter	$0.66	$0.45
	Second Quarter	$0.79	$0.52
	First Quarter	$0.99	$0.35
*Through March 15, 2007
Holders
     On March 15, 2007, there were approximately 17,100 holders of record of our common stock.
Dividends
     To date, we have not paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current anticipated cash needs as well as any other factors that the board of directors may deem relevant. Our ability to pay dividends in the future also may be restricted by our operating subsidiary’s obligations to comply with the net capital requirements imposed on broker-dealers by the SEC. We do not intend to declare any dividends in the foreseeable future, but instead intend on retaining all earnings for use in our business.
Recent Sales of Unregistered Securities
     We did not effect the sale of any unregistered securities during the fourth quarter of 2006 other than those described in Current Reports on Form 8-K.

Issuer Purchases of Equity Securities
     Our purchases of our common stock during the fourth quarter of 2006 were as follows:

			Total Number	Maximum Number
			of Shares	of Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
October 1 to October 31, 2006	—	—	—	—
November 1 to November 30, 2006(1)	451,585	$1.32	—	—
December 1 to December 31, 2006	—	—	—	—

Total	451,585	$1.32	—	—

(1)	Represents delivery of shares to us in payment of exercise price in connection with exercise of employee stock options for 1,200,000 shares in November 2006.

ITEM 6. SELECTED FINANCIAL DATA.
     The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	Year Ended December 31,
	2006		2005		2004	2003	2002
			(in thousands, except per share amounts)
Operating Results:
Total revenues	$46,858		$30,690		$38,441	$57,420	$76,801
Total expenses	42,010		56,607		48,354	62,618	121,668
Income (loss) from continuing operations before income taxes	4,848	(a)	(25,917	)(b)	(9,913)	(5,198)	(44,867	)(c)
Net income (loss)	4,659	(a)	(25,971	)(b)	(9,854)	(5,490)	(46,393	)(c)

Per common and equivalent share:

Basic and diluted:
Income (loss) per Common Share	$0.03		$(0.24)		$(0.22)	$(0.13)	$(1.10)

Basic weighted average Common Shares	148,693,521		108,948,623		45,144,481	42,567,798	42,025,211

Diluted weighted average Common Shares	153,087,961		108,948,623		45,144,481	42,567,798	42,025,211

Balance Sheet Data:
Total assets	$47,343		$39,299		$21,631	$44,644	$48,829
Total liabilities, excluding subordinated liabilities	19,009		26,332		27,657	35,180	32,620
Subordinated debt	—		—		18,010	22,500	22,500
Limited partners’ interest in discontinued operations	—		—		—	3,136	4,603
Shareholders’ equity (capital deficit)	28,334		12,967		(24,036)	(16,172)	(10,894)

Other Data:
Book value per share	$0.18		$0.09		$—	$—	$—
Average registered representatives	97		97		145	196	399

(a)	Includes $4,983 gain on sale of NYSE and CBOE seats, and a charge of $2,885 for non-cash compensation.

(b)	Includes a $19,359 charge in connection with debt conversion.

(c)	Includes an $18,762 charge for impairment of goodwill.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands, Except Per Share Amounts)
     Introduction
     We are engaged in retail and institutional securities brokerage, investment banking services, asset management services and investment activities through our principal operating subsidiary, Ladenburg. Ladenburg is a full service broker-dealer that has been a member of the NYSE since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, the NYSE and the NASD and is a member of the SIPC. Ladenburg had approximately 114 registered representatives and 58 other full time employees at December 31, 2006. Its private client services and institutional sales departments serve approximately 60,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.
     Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Our subsidiaries include, among others, Ladenburg, Ladenburg Capital, Ladenburg Thalmann Europe, Ltd., Ladenburg Asset Management Inc and Telluride Acquisitions Inc.
     Ladenburg Capital Fund Management (“LCFM”) was the sole general partner of the Ladenburg Focus Fund, L.P., an open-ended private investment fund that invests its capital in publicly traded equity securities and options strategies. Effective December 31, 2004, we sold LCFM to an entity owned by three of our directors for $5. Accordingly, LCFM and the limited partnership are presented as discontinued operations in our 2004 consolidated statements of operations.
Recent Developments
     Debt Exchange
     In February 2007, we entered into a Debt Exchange Agreement with New Valley to retire our remaining outstanding indebtedness. New Valley holds $5,000 principal amount of promissory notes due March 31, 2007. Pursuant to the agreement, New Valley has agreed to exchange the principal amount of its notes for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was approximately $1,500 at December 31, 2006, will be paid in cash at or prior to the closing of the transaction.
     The consummation of the transaction is subject to shareholder approval at our annual meeting of shareholders, which we anticipate holding during the second quarter of 2007. We expect to consummate the transaction as soon as practicable once shareholder approval is obtained. Upon closing, the $5,000 principal amount of notes will be exchanged for approximately 2,777,778 shares of our common stock.

     Sale of CBOE Seat
     On October 24, 2006, Ladenburg sold its membership on the Chicago Board Options Exchange for a gain of $1,125.
     Deferred Underwriting Compensation
     Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed and participated. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. As of December 31, 2006, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $13,400, which, net of expenses, amounted to approximately $8,200.
     Acquisitions
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
     On October 18, 2006, we consummated the transactions contemplated by an agreement and plan of merger, dated as of September 6, 2006, with Telluride Acquisition, Inc., our wholly-owned subsidiary, Telluride Holdings, Inc. and each of James S. Cassel, Scott Salpeter and Barry Steiner, the stockholders of Telluride Holdings. Telluride Holdings is the parent of Capitalink, L.C., a Miami-based investment banking firm which provides services to middle-market and emerging growth companies. Pursuant to the merger agreement, Telluride Holdings merged with and into Telluride Acquisition, with Telluride Acquisition continuing as the surviving company. In exchange for all the capital stock of Telluride Holdings, we paid Messrs. Cassel, Salpeter and Steiner $1,000 in cash and issued to them (i) 4,000,000 shares of our common stock and (ii) ten-year warrants to purchase 2,900,000 shares of our common stock at an exercise price of $0.96 per share. Warrants to purchase 966,666 shares of our common stock are immediately exercisable and the remaining warrants will become immediately exercisable upon their release from escrow as described below. In connection with the merger, Ladenburg entered into three-year employment agreements with each of Messrs. Cassel, Salpeter and Steiner. Mr. Cassel became Vice Chairman, Senior Managing Director and Head of Investment Banking of Ladenburg, and each of Messrs. Salpeter and Steiner became Managing Directors — Investment Banking of Ladenburg. Of the consideration issued to

Messrs. Cassel, Salpeter and Steiner, (x) 2,666,667 of the shares, (y) warrants to purchase 1,933,333 shares of common stock and (z) $667 in cash has been placed in escrow. One-half of the escrow amount will be released to the stockholders on June 3, 2007 and one-half of the escrow amount will be released to the stockholders on January 18, 2008; provided, however, that (i) if any of such stockholder’s employment is terminated by Ladenburg “without cause,” or by the stockholder for “good reason,” or upon his death or disability, or if we undergo a change of control, then such stockholder’s pro rata portion of the escrow amount will be released to him; and (ii) if any of such stockholder’s employment is terminated for any reason other than as a result of an event set forth in the preceding clause, then such stockholder’s pro rata portion of the escrow amount will be returned to us.
     The Capitalink transaction resulted in an increase of $2,122 additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. Unearned employee stock-based compensation attributable to unvested equity instruments amounting to $4,270 will be recognized over the vesting period, of which $823 was recognized as of December 31, 2006. The 2,666,667 shares of common stock placed in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.
     Change in Location
     In October 2006, we relocated our corporate headquarters from New York City to Miami, Florida. We continue to maintain Ladenburg’s investment banking, asset management, institutional and retail securities brokerage business in New York City.
     Proceeds from Sale of NYSE Seat
     As of December 31, 2005, Ladenburg owned one membership on the NYSE, which had been accounted for at a cost of $868 in accordance with industry practice. On April 20, 2005, the NYSE and Archipelago Holdings, Inc. entered into a definitive merger agreement, as amended and restated on July 20, 2005 (as so amended, the “NYSE Merger Agreement”), pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (collectively, the “NYSE Merger”).
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

     Sale of NYSE Group Shares
     On May 5, 2006, Ladenburg participated in a secondary underwriting of its restricted NYSE Group common stock and sold 51,900 restricted shares for an aggregate amount of $3,128, or average net proceeds of $60.27 per share, which was $440 less than the carrying value of such shares. After the sale, Ladenburg’s investment in the NYSE Group common shares consisted of 1,552 shares restricted through March 7, 2008 and 26,725 shares restricted through March 7, 2009.
     On June 20, 2006, Ladenburg transferred the 28,277 remaining restricted shares to us at the estimated fair value of $1,228 at such date. We account for restricted investments at cost, adjusted for other than temporary impairment. As of December 31, 2006, the estimated fair value of the restricted shares was $2,230.
     Included in revenues for the year ended December 31, 2006 is a gain of $4,859 on the merger transaction, representing the difference between the estimated fair value of consideration received on the merger of $5,727 and the carrying value of our membership of $868, and realized losses of $1,001, consisting of a loss of $440 on the sale of 51,900 shares and a loss of $561 representing the decline in the fair market value of the 28,277 remaining NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.
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
     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $18, $37 and $125 for the years ended December 31, 2006, 2005 and 2004, respectively.
     Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $483 and $1,958 for potential arbitration and lawsuit losses as of December 31, 2006 and 2005, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.
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
     In May 2003, Ladenburg relocated employees from its former New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupied in its former New York City office, which it subleased in September 2004 for the remaining term of its lease. The fair value of Ladenburg’s obligation with respect to the lease computed in accordance with SFAS No. 146 was approximately $1,500 at inception of the sublease and approximated the balance of our deferred rent liability relating to such space. Accordingly, no charge to operations was required in connection with the sublease. The balance of this liability as of December 31, 2006 and 2005 was approximately $503 and $364, respectively, and is included in accrual expenses and other liabilities. The change in the liability results from net cash flows relating to the space, including certain costs in connection with the sublease.
     In the third quarter of 2004, Ladenburg ceased using a portion of another floor of its former New York City office. Accordingly, the related leasehold improvements were written-off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord for such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,275, net of the write-off of the unamortized deferred rent credit of $729, resulted in a net charge to operations in 2004 of $546. In November 2004, Ladenburg subleased the space through June 30, 2010, for a sub-rental equal to its lease commitment with the landlord through the sublease period.
     In December 2005, Ladenburg entered into an agreement to sublet the remaining floor of its former New York City office, commencing no later than March 15, 2006, for a term through the end of our lease period. Accordingly, the remaining leasehold improvements were written-off as of December 31, 2005. In conjunction with the write-off of leasehold improvements, a portion of the unamortized deferred rent credit representing reimbursement from the landlord of such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,326, net of the write-off of $1,264 of the $2,093 of unamortized deferred rent credit, resulted in a net charge to operations in 2005 of $62. The $829 balance of the unamortized deferred rent credit was equivalent to the fair value of Ladenburg’s obligation with respect to the lease. The balance of this liability at December 31, 2006 was approximately $86 and is included in accrued expenses and other liabilities. The decrease in this liability results from net cash flows related to the space, including certain costs in connection with the sublease.
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
     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2006, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $23,276. After consideration of all the evidence, both positive and negative, especially the fact we sustained operating losses during 2005 and 2004, we have determined that a valuation allowance at December 31, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2006, we had net operating loss carryforwards of approximately $49,000, expiring in various years from 2015 through 2026.
     Expense Recognition of Employee Stock Options. Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires an entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R supersedes our previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which permitted us to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under our Amended and Restated 1999 Performance Equity Plan (the “Option Plan”) and all options granted outside the Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. We adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned, (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant- date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) for all share-based payments granted subsequent to the adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, balances of unearned compensation attributable to awards granted prior to the adoption of SFAS No. 123R were netted against additional paid-in capital. As a result of adopting SFAS 123R, our income before income taxes and net income for the year ended December 31, 2006 were $1,047, or $0.01 per share, lower than if we had continued to account for share-based compensation under APB No. 25.
Results of Operations
     The following table sets forth a summary of financial highlights for the three years ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
Total revenue	$46,858	$30,690	$38,441
Total operating expenses	42,010	56,607	48,354
Operating income (loss)	4,848	(25,917)	(9,913)
Net income (loss)	4,659	(25,971)	(9,854)
EBITDA and other adjustments	3,824	(4,082)	(6,224)
Add:
Interest income	220	152	15
Income tax benefit	—	—	127
Sale of exchange memberships.	4,983	—	—
Less:
Interest expense	(499)	(1,027)	(2,189)
Income tax expense	(189)	(54)	—
Depreciation and amortization	(754)	(811)	(1,037)
Write-off of furniture, fixtures and leasehold improvements, net	(41)	(62)	(546)
Non-cash compensation	(2,885)	(728)	—
Debt conversion expense	—	(19,359)	—
Net income (loss)	4,659	(25,971)	(9,854)
     Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets and non-cash compensation expense, is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC pursuant to the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, an important measure of our ability to generate cash flows to repurchase shares, service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA, as adjusted, eliminates the non-cash effect of tangible asset depreciation and amortization of intangible assets and stock-based compensation. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
     Our EBITDA, as adjusted, increased $7,906 in 2006 compared to 2005, and EBITDA, as adjusted, increased $2,142 in 2005 compared to 2004.

Year ended December 31, 2006 compared to year ended December 31, 2005
     For the fiscal year ended December 31, 2006, we had net income of $4,659, compared to a net loss of $25,971 for the fiscal year ended December 31, 2005. The net income for 2006 included a $4,859 gain from the NYSE Merger, a $440 realized loss from the sale of 51,900 NYSE Group shares and $561 of realized losses on the NYSE Group shares, and a $1,125 gain from the sale of our CBOE membership. In addition, $2,885 of non-cash compensation expense was included in the 2006 net income, including $823 relating to the Capitalink acquisition. The net loss for 2005 included $19,359 of non-cash debt conversion expense (see “Liquidity and Capital Resources — Senior Convertible Notes Payable, Debt Conversion and Private Financing” below) and $728 of non-cash compensation expense.
     Our revenues for 2006 increased $16,168 or 52.68% from 2005, primarily as a result of increased principal transactions of $7,088, increased investment banking fees of $1,840, increased underwriting fees of $1,577, and increased investment advisory fees of $1,116. In addition we had a net gain on the sale of exchange memberships for $4,983.
     Excluding the debt conversion expense of $19,359 in 2005 and non-cash compensation of $2,885 in 2006 and $728 in 2005, our expenses for 2006 increased $2,605 from 2005 primarily as a result of increased variable costs, which corresponds with the increase in revenues.
     The $7,088 (175.36%) increase in net principal transactions was primarily the result of increased institutional sales credits from greater participation in initial and secondary public offerings, including those for which Ladenburg was a lead manager or co-manager of the underwriting or was part of the selling group.
     The $1,840 (41.11%) increase in investment banking fees was primarily the result of an increase in the number of public offerings where Ladenburg acted as either a lead or co-manager from 5 offerings in 2005 to 16 offerings in 2006.
     The $1,577 (321.18%) increase in syndications and underwritings was primarily the result of the increase in the number of underwriting transactions in the 2006 period.
     The $1,116 (88.22%) increase in investment advisory fees was due to an increase in assets under management, primarily relating to customers associated with the employees we hired in the second and third quarters of 2005.
     The $3,979 (17.49%) increase in compensation expense was primarily due to an increase in producers compensation as a result of the net increase in revenues.
     The $536 (22.45%) increase in brokerage, communication and clearance fees is primarily due to an increase in telephone and data service charges of $262 (16.1%), which is a result of increased headcount and the expansion of our offices, as well as higher costs to upgrade our information technology infrastructure. In addition, execution fees that we pay to floor brokers and electronic communication networks increased $211 (41.3%). These expenses are the result of an increase in our institutional desk transactions.
     The $452 (17.2%) decrease in rent and occupancy (net of sublease revenue) was primarily due to the subletting of the entire 34th floor of Ladenburg’s former New York City office during the first quarter of 2006 and moving to our current New York City office.

     We incurred income tax expense of $189 in 2006 as compared to $54 in 2005. After consideration of all the evidence, both positive and negative, especially the fact we sustained recurring operating losses in 2005 and 2004, management determined that a valuation allowance at December 31, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2006 and 2005 periods does not bear a customary relationship to effective tax rates primarily as a result of unrecognized tax benefits from net operating losses.
Year ended December 31, 2005 compared to year ended December 31, 2004
     For the fiscal year ended December 31, 2005, we had a net loss of $25,971, compared to a net loss of $9,854 for the fiscal year ended December 31, 2004. The net loss for 2005 included $19,359 of non-cash debt conversion expense and $728 of non-cash compensation expense.
     Our revenues for 2005 decreased $7,751 from 2004 primarily as a result of decreased commissions of $11,485, partially offset by increased investment banking fees of $2,823 and increased net principal transactions of $1,244. Our revenues were adversely affected by the decrease in our number of registered representatives from an average of 145 in 2004 to an average of 97 in 2005.
     Excluding the debt conversion expense of $19,359 in 2005, our expenses for 2005 decreased $11,106 from 2004 primarily as a result of decreased compensation and benefits of $4,941, decreased interest of $1,162, decreased rent and occupancy (net of sublease revenues) of $1,065 and decreased other expenses of $2,807.
     The $11,485 (41.9%) decrease in commission income was primarily a result of a decrease in the number of registered representatives we employed during 2005 compared to 2004. We employed an average of 97 registered representatives during 2005 versus an average of 145 during 2004.
     The $1,244 (44.5%) increase in net principal transactions was primarily the result of increased retail and institutional sales credits from greater participation in public offerings, including those for which Ladenburg was a lead manager or co-manager of the underwriting or was part of the selling group.
     The $2,823 (170.8%) increase in investment banking fees was primarily the result of increased lead-managed and co-managed public offerings in 2005 compared to 2004.
     The $4,213 (15.2%) decrease in compensation expense was primarily due to the net decrease in revenues, decreased compensation arrangements for our revenue-producing personnel and various staff reductions.
     The $810 (25.3%) decrease in brokerage, communication and clearance fees was primarily due to the decrease in the amount of agency commission transactions in 2005 compared to 2004.
     The $1,065 (28.8%) decrease in rent and occupancy (net of sublease revenue) was primarily due to the subletting of the entire 33rd floor and the remaining un-sublet portion of the 35th floor of Ladenburg’s former New York City office during the third quarter of 2004. Due to these sublets, our rent and occupancy expense decreased by approximately $1,750 per year.

     The write-off of leasehold improvements, net is a result of subletting two floors of Ladenburg’s New York City office, one in 2004 and the other in 2005. During the third quarter of 2004, Ladenburg ceased using a portion of the 35th floor of its New York City office. Accordingly, the related leasehold improvements were written-off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord for such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,275, net of the write-off of the unamortized deferred rent credit of $729, resulted in a net charge to operations of $546 in 2004. In December 2005, Ladenburg entered into an agreement to sublet the 34th floor of its New York City office, commencing March 15, 2006, for a term through the end of its lease period. Accordingly, the remaining leasehold improvements were written-off as of December 31, 2005. In conjunction with the write-off of leasehold improvements, a portion of the unamortized deferred rent credit representing reimbursement from the landlord for such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,326, net of the write-off of $1,264 of the $2,093 of unamortized deferred rent credit, resulted in a net charge to operations in 2005 of $62.
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
Liquidity and Capital Resources
     Approximately 78% of our total assets at December 31, 2006 are liquid, consisting of cash and cash equivalents, trading securities owned and receivables from broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At December 31, 2006, Ladenburg’s regulatory net capital, as defined, of $16,696, exceeded minimum capital requirements, as defined by SEC’s Uniform Net Capital Rule 15c3-1, of $250 and as defined by Commodity Futures Trading Commission’s Regulation 1.17, of $500, by $16,446 and $16,196, respectively. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt.

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
     Our sources of liquidity in recent years have been primarily from the sale of our securities and financing activities.
     We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash or debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to consummate any such potential acquisitions on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.
     Net cash used in operating activities for the year ended December 31, 2006 was $8,997 as compared to $6,872 for the 2005 period. The increase in net cash used in operating activities was primarily due to a decrease in securities sold, but not yet purchased of $6,820 in 2006 compared to an increase of $8,829 in 2005 and offset by an increase in receivables from clearing brokers of $3,904 in 2006 compared to an increase of $10,599 in 2005 and a decrease in trading securities owned and NYSE Group Inc. common stock, not readily marketable of $1,735 in 2006 compared to an increase in trading securities of $1,751 in 2005.
     Net cash provided by investing activities for the year ended December 31, 2006 was $525 compared to net cash flows used in investing activities of $237 for the 2005 period. These investing activities relate principally to proceeds from sale of exchange memberships, offset by purchase of customer relationships, leasehold improvements and enhancements to computer equipment.
     There was $4,519 of cash provided by financing activities for the year ended December 31, 2006, reflecting $3,675 of cash provided by our private equity offering, $929 provided by the issuance of our common stock other than private equity offering, and an increase in restricted assets of $85. There was $16,325 of cash provided by financing activities in the 2005 period. The 2005 activity primarily represented the issuance of $14,233 of common stock and $3,500 of notes payable, net of the repurchase of $1,155 of common stock
     At December 31, 2006, we are obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $48,000 through 2015, exclusive of escalation charges and have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $35,000 through such date. The obligation excludes the lease referred to in the following paragraph. In addition, one of the leases obligates us to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $470 through June 2015.
     In February 2006, Ladenburg Capital entered into a settlement agreement with the landlord for its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. Under the terms of the settlement with the landlord (who had filed for bankruptcy reorganization), the subsidiary paid the landlord $1,900 following approval of the settlement by the bankruptcy court in March 2006. The lease, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010. The liability provided at December 31, 2004 in connection with this matter was increased by $240 with a corresponding increase in rent expense for the year ended December 31, 2005 to reflect the settlement agreement.
Senior Convertible Notes Payable, Debt Conversion and Private Financing
     In conjunction with the acquisition of Ladenburg in May 2001, we issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to the former Ladenburg stockholders, including $8,010 to New Valley, bore interest at 7.5% per annum, and $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership (“Frost-Nevada”), which was subsequently assigned to Frost-Nevada Investments Trust (“Frost Trust”), of which Frost-Nevada is the sole and exclusive beneficiary, bore interest at 8.5% per annum. Dr. Phillip Frost, the Chairman of our Board of Directors, is the sole stockholder of the general partner of Frost-Nevada. The notes were convertible into a total of 11,296,746 shares of common stock.
     In November 2004, we entered into an amended debt conversion agreement with Frost Trust and New Valley to convert their notes, with an aggregate principal amount of $18,010, together with accrued interest, into shares of our common stock. Pursuant to the conversion agreement, the conversion price of notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share. As part of the debt conversion agreement, each of Frost Trust and New Valley agreed to purchase $5,000 of our common stock for $0.45 per share.
     The debt conversion transaction was approved by our shareholders at our annual shareholder meeting held on January 12, 2005 and closed on March 11, 2005. The transactions were effective as of February 22, 2005 and resulted in the following:
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

Other Notes Payable
     On March 27, 2002, we borrowed $2,500 from New Valley, our former parent. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, we borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (defined below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans. In December 2006, New Valley agreed to extend the maturity of the 2002 Loans to March 31, 2007.
     In February 2007, we entered into a Debt Exchange Agreement with New Valley to retire our remaining outstanding indebtedness. New Valley holds $5,000 principal amount of promissory notes due March 31, 2007. Pursuant to the agreement, New Valley has agreed to exchange the principal amount of its notes for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was approximately $1,500 at December 31, 2006, will be paid in cash at or prior to the closing of the transaction.
     The consummation of the transaction is subject to shareholder approval at our annual meeting of shareholders, which we anticipate holding during the second quarter of 2007. We expect to consummate the transaction as soon as practicable once shareholder approval is obtained. Upon closing, the $5,000 principal amount of notes will be exchanged for approximately 2,777,778 shares of our common stock.
     In December 2002, an affiliate of Ladenburg’s clearing broker loaned us an aggregate of $3,500 (the “Clearing Loans”). The Clearing Loans and related accrued interest were forgivable over a four-year period, provided Ladenburg continued to clear its transactions through this primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven, in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven and in November 2005, $667 of principal, together with accrued interest of approximately $97, was forgiven. The balance of the remaining loan, consisting of $666 of principal and $146 of accrued interest, was forgiven in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount was accounted for as other revenues.
     We borrowed $1,750 from New Valley and $1,750 from Frost Trust in 2004 and an additional $1,750 from each of them in the first quarter of 2005. These notes, together with accrued interest, payable at 2% above the prime rate, were delivered for cancellation in March 2005 as payment, along with $2,890 in cash, for New Valley’s and Frost Trust’s purchase of $10,000 of our common stock (see above).
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
     In December 2006, Ladenburg received a temporary subordinated loan in the amount of $2,000 from LTS, $12,000 from Dr. Frost and $8,000 from its clearing firm to provide additional regulatory capital required for an underwriting participation. The temporary subordinated loans from us and Dr. Frost were subordinated by their terms to the loan from the clearing broker. Upon completion of the underwriting during the same month, the loans were repaid with interest at the rate of LIBOR plus 2%, which amounted to $49. In addition, Dr. Frost was paid an additional commitment fee of $50.
     In August 2006, Ladenburg received a $3,500 temporary subordinated loan from us to provide additional regulatory capital required for an underwriting participation. In September 2006, the $3,500 was repaid with interest at the rate of 9%, which amounted to $22.
Off-Balance Sheet Arrangements and Contractual Obligations
     The table below summarizes information about our contractual obligations as of December 31, 2006 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period ($)
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-Term Debt, including interest of $1,504(1)	$6,504	$6,504	$—	$—	$—
Capital Lease Obligations	—	—
Operating Leases(2)	48,345	5,879	11,640	10,781	20,045
Other Long-Term Liabilities Reflected on our Balance Sheets under GAAP	—	—	—	—	—

Total	$54,849	$12,383	$11,640	$10,781	$20,045

(1)	Interest is accrued at 1% above the prime rate on the $5,000 principal loans from our former parent. The interest is payable upon maturity of the loans. See Notes 12 and 21 to our consolidated financial statements.

(2)	Excludes sublease rentals of $34,750. See Note 8 to our consolidated financial statements.
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
     We maintain inventories of trading securities. At December 31, 2006, the fair market value of our inventories was $204 in long positions and $2,037 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at December 31, 2006 will not have a material adverse effect on our consolidated financial position or results of operations.
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
     See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Eisner LLP dated March 16, 2007, beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to its management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
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
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 did not include the internal controls of Capitalink because it was acquired by us in October 2006. Capitalink is included in the 2006 consolidated financial statements and constituted $2,574,000 of total assets as of December 31, 2006 and $953,000 of total revenues and a net loss of $923,000 for the year then ended.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Eisner LLP, an independent registered certified public accounting firm, as stated in their report which is included below.

Attestation Report of the Company’s Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Ladenburg Thalmann Financial Services Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A, that Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 did not include the internal controls of Capitalink L.C. (“Capitalink”) because it was acquired by the Company in October 2006. Capitalink is included in the 2006 consolidated financial statements and constituted $2,574,000 of total assets as of December 31, 2006 and $953,000 of total revenues and a net loss of $923,000 for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Capitalink.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion thereon.
/s/ Eisner LLP
New York, New York
March 16, 2007
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     This information will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     This information will be contained in the Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     This information will be contained in the Proxy Statement and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     This information will be contained in the Proxy Statement and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     This information will be contained in the Proxy Statement and incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a)(1): Index to 2006 Consolidated Financial Statements
     The Consolidated Financial Statements and the Notes thereto, together with the report thereon of Eisner LLP dated March 16, 2007, appear beginning on page F-1 of this report.
     (a)(2): Financial Statement Schedules
     Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
     (a)(3): Exhibits Filed
     The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated
		By Reference from
Exhibit Number	Description	Document	No. in Document	Page
3.1	Articles of Incorporation	A	3.1	—

3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2	—

3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1	—

3.4	Bylaws	A	3.2	—

4.1	Form of common stock certificate	A	4.1	—

4.2	Promissory Note, dated March 27, 2002, issued to New Valley Corporation	D	4.1	—

10.1	Amended and Restated 1999 Performance Equity Plan*	E	4.1	—

10.2	Form of Stock Option Agreement, dated as of May 7, 2001, between the Company and certain directors*	F	10.3	—

10.2.1	Schedule of Stock Option Agreements in the form of Exhibit 10.2, including material detail in which such documents differ from Exhibit 10.2*	F	10.3.1	—

10.3	Stock Option Agreement, dated as of January 10, 2002, between the Company and Richard J. Lampen*	G	10.2	—

10.4	Form of Stock Option Agreement, dated January 10, 2002, between the Company and each of Victor M. Rivas, Richard J. Rosenstock, Mark Zeitchick and Vincent A. Mangone*	G	10.3	—

10.4.1	Schedule of Stock Option Agreements in the form of Exhibit 10.4, including material detail in which such documents differ from Exhibit 10.4*	G	10.3.1	—

		Incorporated
		By Reference from
Exhibit Number	Description	Document	No. in Document	Page
10.5	Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan*	H	Exhibit A	—

10.6	Form of Stock Option Agreement, dated November 15, 2002, between the Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	I	10.48

10.7.1	Schedule of Stock Option Agreements in the form of Exhibit 10.7, including material detail in which such documents differ from Exhibit 10.7*	I	10.48.1	—

10.8	Form of Stock Option Agreement, dated September 17, 2003, between the Company and each of Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	J	10.1	—

10.8.1	Schedule of Stock Option Agreements in the form of Exhibit 10.7, including material detail in which such documents differ from Exhibit 10.7*	J	10.1.1	—

10.9	Stock Option Agreement, dated as of March 25, 2005, between Ladenburg Thalmann Financial Services Inc. and Michael Philipps*	K	10.1	—

10.10	Stock Option Agreement, dated July 13, 2006, issued to Dr. Phillip Frost*	L	10.2

10.11	Warrant issued to BroadWall Capital LLC	M	10.1	—

10.12	Form of Stock Option Agreement issued to employees of BroadWall	M	10.2	—

10.13	Letter Agreement, dated September 14, 2006, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd.	N	10.1	—

10.14	Agreement and Plan of Merger, dated as of September 6, 2006, between Ladenburg Thalmann Financial Services Inc., Telluride Acquisition, Inc., Telluride Holdings, Inc. and the stockholders of Telluride Holdings, Inc.	O	10.1	—

Incorporated
By Reference from
Exhibit Number	Description	Document	No. in Document		Page
10.15	Form of Warrant to be issued to the stockholders of Telluride Holdings,Inc.	O		10.2	—

10.16	Amendment to Employment Agreement between Ladenburg Thalmann Financial Services Inc., Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*		P	10.3	—

10.17	Debt Exchange Agreement, dated as of February 13, 2007, among Ladenburg Thalmann Financial Services Inc. and New Valley LLC.	Q		10.1	—

21	List of Subsidiaries	—		—	Filed Herewith

23.1	Consent of Eisner LLP	—		—	Filed Herewith

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—		—	Filed Herewith

31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—		—	Filed Herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—		—	Filed Herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—		—	Filed Herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Quarterly report on Form 10-Q for the quarter ended March 31, 2002.

E.	Registration statement on Form S-8 (File No. 333-139254).

F.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

G.	Registration statement on Form S-3 (File No. 333-81964).

H.	Definitive proxy statement filed with the SEC on October 3, 2002 relating to the annual meeting of shareholders held on November 6, 2002.

I.	Annual report on Form 10-K for the year ended December 31, 2002.

J.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

K.	Current report on Form 8-K, dated March 25, 2005 and filed with the SEC on March 31, 2005.

L.	Current report on Form 8-K, dated July 10, 2006 and filed with the SEC on August 3, 2006.

M.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

N.	Current report on Form 8-K, dated September 21, 2006 and filed with the SEC on September 27, 2006.

O.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.

P.	Current report on Form 8-K/A, dated September 6, 2006 and filed with the SEC on October 24, 2006.

Q.	Current report on Form 8-K, dated February 13, 2007 and filed with the SEC on February 14, 2007.

*	Management Compensation Contract

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant) Dated: March 16, 2007
By:	/s/ Diane Chillemi
	Name:	Diane Chillemi
	Title:	Vice President and Chief Financial Officer

POWER OF ATTORNEY
     The undersigned directors and officers of Ladenburg Thalmann Financial Services Inc. hereby constitute and appoint Diane Chillemi, Richard J. Lampen and Mark Zeitchick, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2007.

Signatures	Title

/s/ Richard J. Lampen Richard J. Lampen	President and Chief Executive Officer (Principal Executive Officer)

/s/ Diane Chillemi Diane Chillemi	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Henry C. Beinstein Henry C. Beinstein	Director

/s/ Robert J. Eide Robert J. Eide	Director

Signatures	Title

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director

/s/ Brian S. Genson Brian S. Genson	Director

/s/ Saul Gilinski Saul Gilinski	Director

/s/ Dr. Richard M. Krasno Dr. Richard M. Krasno	Director

/s/ Howard M. Lorber Howard M. Lorber	Director

/s/ Jeffrey S. Podell Jeffrey S. Podell	Director

/s/ Richard J. Rosenstock Richard J. Rosenstock	Director

/s/ Mark Zeitchick Mark Zeitchick	Director

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006
ITEMS 8 and 15(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS
Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 16(a) (1) and (2) are listed below:
FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Ladenburg Thalmann Financial Services Inc.
We have audited the accompanying consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity (capital deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2007 expressed an unqualified opinion thereon.
/s/ Eisner LLP
New York, New York
March 16, 2007

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$6,983	$10,936
Trading securities owned	204	1,904
Receivables from clearing brokers	24,851	20,947
Receivable from other brokers	4,249	—
Exchange memberships owned, at historical cost	120	1,413
NYSE Group Inc. common stock, not readily marketable	1,228	—
Investment in fund manager	448	—
Furniture, equipment and leasehold improvements, net	706	966
Restricted assets	1,398	1,313
Intangible assets, net of accumulated amortization of $144	3,035	—
Other assets	4,121	1,820

Total assets	$47,343	$39,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased	$2,037	$8,857
Accrued compensation	3,764	2,488
Accounts payable and accrued liabilities	5,152	6,735
Deferred rent	1,552	1,529
Accrued interest to former parent	1,504	1,056
Notes payable, including $5,000 to former parent	5,000	5,667

Total liabilities	19,009	26,332

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 and 200,000,000 shares authorized in 2006 and 2005, respectively; shares issued and outstanding, 155,972,805 in 2006 and 141,590,529 in 2005	15	14
Additional paid-in capital	132,346	122,532
Unearned employee stock-based compensation	—	(893)
Accumulated deficit	(104,027)	(108,686)

Total shareholders’ equity	28,334	12,967

Total liabilities and shareholders’ equity	$47,343	$39,299

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Commissions	$15,123	$15,937	$27,422
Principal transactions, net	11,130	4,042	2,798
Investment banking fees	6,316	4,476	1,653
Investment advisory fees	2,381	1,265	193
Interest and dividends	2,790	2,082	1,495
Syndications and underwritings	2,068	491	496
Gain on NYSE merger transaction	4,859	—	—
Realized loss on NYSE Group Inc. restricted common stock	(1,001)	—	—
Gain on sale of CBOE membership	1,125	—	—
Other income	2,067	2,397	4,384

Total revenues	46,858	30,690	38,441

Expenses:
Compensation and benefits	26,735	22,756	27,697
Non-cash compensation	2,885	728	—
Brokerage, communication and clearance fees	2,923	2,387	3,197
Rent and occupancy, net of sublease revenue	2,183	2,635	3,700
Professional services	2,558	3,054	3,393
Interest	499	1,027	2,189
Depreciation and amortization	754	811	1,037
Write-off of furniture, fixtures and leasehold improvements, net	41	62	546
Debt conversion expense	—	19,359	—
Other	3,432	3,788	6,595

Total expenses	42,010	56,607	48,354

Income (loss) from continuing operations before income taxes (benefit)	4,848	(25,917)	(9,913)
Income taxes (benefit)	189	54	(127)

Income (loss) from continuing operations	4,659	(25,971)	(9,786)
Loss from discontinued operations, net of limited partners’ interest and income taxes	—	—	(68)

Net income (loss)	$4,659	$(25,971)	$(9,854)

Income (loss) per Common Share (basic and diluted):
Continuing operations	$0.03	$(0.24)	$(0.22)
Discontinued operations	—	—	(0.00)

Net income (loss)	$0.03	$(0.24)	$(0.22)

Number of shares used in computation:
Basic	148,693,521	108,948,623	45,144,481

Diluted	153,087,961	108,948,623	45,144,481

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(Dollars in thousands)

				Unearned
			Additional	Employee
			Paid-in	Stock-based	Accumulated
	Common Stock		Capital	Compensation	Deficit	Total
	Shares	Amount
Balance, December 31, 2003	43,627,130	$4	$56,685	$—	$(72,861)	$(16,172)
Issuance of shares of common stock in connection with settlement of arbitration claims	2,000,000	1	1,419	—	—	1,420
Issuance of shares of common stock under employee stock purchase plan	918,842	—	479	—	—	479
Exercise of stock options	137,298	—	91	—	—	91
Net loss	—	—	—	—	(9,854)	(9,854)

Balance, December 31, 2004	46,683,270	5	58,674	—	(82,715)	(24,036)
Issuance of shares of common stock under employee stock purchase plan	686,096	—	307	—	—	307
Exercise of stock options	44,767	—	21	—	—	21
Issuance of shares of common stock under performance equity plan	580,000	—	374	(113)	—	261
Issuance of shares of common stock to employees pursuant to stock purchase agreements	10,391,666	1	6,149	(1,474)	—	4,676
Stock options granted to Advisory Board	—	—	34	—	—	34
Amortization of unearned employee stock-based compensation	—	—	—	694	—	694
Conversion of senior convertible notes	51,778,678	5	42,053	—	—	42,058
Issuance of shares of common stock to former debtholders pursuant to private equity offering, net of expenses of $87	22,222,222	2	9,911	—	—	9,913
Issuance of shares of common stock to unrelated parties pursuant to private equity offering, net of expenses of $56	13,824,331	1	6,164	—	—	6,165
Repurchase and retirement of shares of common stock	(4,620,501)	—	(1,155)	—	—	(1,155)
Net loss	—	—	—	—	(25,971)	(25,971)

Balance, December 31, 2005	141,590,529	14	122,532	(893)	(108,686)	12,967
Issuance of shares of common stock under employee stock purchase plan	248,298	—	267	—	—	267
Exercise of stock options, net of 451,585 shares tendered in payment of exercise price.	1,469,607	—	489	—	—	489
Stock options granted to Advisory Board	—	—	312	—	—	312
Elimination of unearned employee stock-based compensation to additional paid-in capital upon adoption of SFAS No. 123R	—	—	(893)	893	—	—
Amortization of unearned employee stock-based compensation issued in 2005	—	—	803	—	—	803
Stock-based compensation to employees in 2006	—	—	1,770	—	—	1,770
Issuance of shares of common stock to affiliates pursuant to private equity offering, net of expenses of $103	8,397,891	1	3,675	—	—	3,676
Warrants issued for acquisition of customer accounts	—	—	698	—	—	698

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)
(Dollars in thousands) - (Continued)

				Unearned
			Additional	Employee
			Paid-in	Stock-based	Accumulated
	Common Stock		Capital	Compensation	Deficit	Total
	Shares	Amount
Warrants issued for interest in fund manager	—	—	399	—	—	399
Warrants and common stock issued for acquisition of Capitalink	4,000,000	—	2,122	—	—	2,122
Issuance of shares of common stock to employees pursuant to stock purchase agreements	266,480	—	172	—	—	172
Net income	—	—	—	—	4,659	4,659

Balance, December 31, 2006	155,972,805	$15	$132,346	$—	$(104,027)	$28,334

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$4,659	$(25,971)	$(9,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	591	811	1,037
Write-off of furniture, fixtures and leasehold improvements, net	41	62	546
Adjustment to deferred rent	(149)	(1,305)	(992)
Amortization of intangible assets	144	—	—
Amortization of investment in fund manager	19	—	—
Accrued interest	448	681	2,069
Forgiveness of promissory note payable	(666)	(667)	(667)
Debt conversion expense	—	19,359	—
Non-cash compensation expense	2,885	728	—
Limited partners’ interest in discontinued operations	—	—	522
Gain on NYSE merger transaction in excess of proceeds of sale of $3,128	(1,732)	—	—
Realized loss on NYSE Group Inc.	1,001	—	—
Gain on sale of CBOE membership	(1,125)	—	—
Gain on debt cancellation	—	—	(1,310)
Gain on sale of discontinued operations	—	—	(105)
Other	(68)	88	337
(Increase) decrease in operating assets:
Trading securities owned	1,735	(1,751)	860
Receivables from clearing broker	(3,904)	(10,599)	10,897
Receivables from other broker-dealers	(4,249)	—	—
Due from affiliates	(1)	121	326
Other assets	(620)	2,042	428
Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(6,820)	8,829	(4,042)
Accrued compensation	1,276	479	(188)
Accounts payable and accrued liabilities	(2,462)	255	(726)
Due to affiliates	—	(34)	34

Net cash used in operating activities	(8,997)	(6,872)	(828)

Cash flows from investing activities:
Acquisition of relationships and customer accounts	(1,026)	—	—
Purchases of furniture, equipment and leasehold improvements	(369)	(237)	(398)
Net proceeds from sale of furniture and equipment	—	—	29
Proceeds from sales of exchange memberships	1,920	—	—
Proceeds from sale of discontinued operations	—	—	401

Net cash provided by (used in) investing activities	525	(237)	32

Cash flows from financing activities:
Private equity offerings	3,675	8,968	—
Issuance of common stock other than private equity offerings	929	5,265	571
Repurchase of common stock	—	(1,155)	—
Issuance of subordinated notes payable	20,000	15,000	4,000
Issuance of other notes payable	—	3,500	3,500
Repayment of subordinated notes payable	(20,000)	(15,000)	(6,500)
Repayment of senior convertible notes payable	—	—	(1,000)
(Increase) decrease in restricted assets	(85)	(253)	3
Distributions to limited partners of discontinued operations	—	—	(2,628)
Contributions from limited partners of discontinued operations	—	—	1,158

Net cash provided by (used in) financing activities	4,519	16,325	(896)

Net increase (decrease) in cash and cash equivalents	(3,953)	9,216	(1,692)
Cash and cash equivalents, beginning of year	10,936	1,720	3,412

Cash and cash equivalents, end of year	$6,983	$10,936	$1,720

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) - (Continued)

	Year Ended December 31,
	2006	2005	2004
Supplemental cash flow information:
Interest paid	$139	$323	$74
Taxes paid	344	26	29
Non-cash financing transactions:
Warrant issued for acquisition of customer accounts	$698	$—	$—
Warrant issued for interest in fund manager	399	—	—
Warrant and common stock issued for acquisition of Capitalink	2,122	—	—
Conversion of senior convertible notes ($18,010) and accrued interest ($4,689) into common shares	—	22,699	—
Common shares purchased pursuant to private placement by exchanging notes payable ($7,000) and accrued interest ($110)	—	7,110	—
Settlement of liability with shares of common stock	—	—	1,420
See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	Description of Business
The consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”), a holding company, and its subsidiaries, all of which are wholly-owned. The principal operating subsidiary of LTS is Ladenburg Thalmann & Co. Inc. (“Ladenburg”), which is a registered broker-dealer in securities. The Company’s other subsidiaries primarily provide asset management services and investment banking services.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading, research, investment banking, asset management and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the NYSE, National Association of Securities Dealers, Inc. (“NASD”), Commodities Futures Trading Commission and National Futures Association. (See Note 6.)

All significant intercompany balances and transactions have been eliminated.

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

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Securities owned and securities sold, but not yet purchased, which are traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the year. Futures contracts are also valued at their last reported sales price. Securities owned, which have exercise or holding period restrictions, are valued at fair value as determined by the Company’s management. Unrealized gains and losses resulting from changes in valuation are reflected in principal transactions. See Note 5 for valuation of NYSE Group Inc. common stock.

Exchange memberships owned are valued at cost.

Principal transactions, agency commissions and related clearing expenses are recorded on a trade-date basis.

Investment banking revenue includes underwriting and private placement agency fees earned through participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which Ladenburg acts as an underwriter. Management fees and underwriting and private placement fees are recorded on the offering date, when it can be determined that the fees have been irrevocably earned. Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement.

Underwriting revenue is presented net of related expenses. As co-manager for registered equity underwriting transactions, management must estimate Ladenburg’s share of transaction-related expenses incurred by the lead

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
manager. Such amounts are adjusted to reflect actual expenses in the period in which Ladenburg receives the final settlement, typically 90 days following the closing transaction.

Investment advisory and other asset management fees are received quarterly, in advance, but are recognized as earned on a pro rata basis over the term of the contract.

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

Effective January 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires an entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R supersedes the Company’s previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s 1999 Performance Equity Plan (the “Option Plan”) and all options granted outside the Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned, (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) for all share-based payments granted subsequent to the adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, balances of unearned compensation attributable to awards granted prior to the adoption of SFAS No. 123R were netted against additional paid-in capital. As a result of adopting SFAS No. 123R, the Company’s income before income taxes and net income for the year ended December 31, 2006 were $1,047, or $0.01 per share, lower than if it had continued to account for share-based compensation under APB No. 25.

The table below illustrates the effect on the Company’s net loss for the years ended December 31, 2005 and 2004 had the Company elected to recognize compensation expense for stock options, consistent with the method prescribed by SFAS No. 123. For purposes of the pro forma disclosure, the value of options is estimated using the Black-Scholes option—pricing formula and amortized to expense over the options’ vesting periods. (See Note 15.)

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)

	2005	2004
Net loss, as reported	$(25,971)	$(9,854)
Stock-based employee compensation determined under the fair value based method	(2,314)	(1,269)

Pro forma net loss	$(28,285)	$(11,123)

Net loss per Common Share (basic and diluted), as reported	$(0.24)	$(0.22)

Pro forma net loss per Common Share (basic and diluted)	$(0.26)	$(0.25)

Certain reclassifications have been made to prior period financial information to conform to the current period presentation.

3.	Recently Issued Accounting Principles
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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB No. 108 are required to be applied beginning December 31, 2006. The adoption of SAB No.108 did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect adjustment to the opening balance of retained earnings. Such retrospective application is required for positions in a financial instrument that trades in an active market held by a broker-dealer that was measured at fair value using a blockage factor which is no longer permitted upon application of this statement. The Company has not completed its assessment of the impact of this standard on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

4.	Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased as of December 31, 2006 and 2005 are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)

		Securities
	Securities	Sold, But Not
	Owned	Yet Purchased
December 31, 2006
Common stock and warrants	$197	$2,032
U.S. Government obligations	6	—
Corporate bonds	1	5

	$204	$2,037

December 31, 2005
Common stock and warrants	$1,852	$8,854
U.S. Government obligations	6	—
Municipal obligations	45	—
Corporate bonds	1	3

	$1,904	$8,857

Securities sold, but not yet purchased at December 31, 2005 principally represents securities sold pursuant to an underwriters’ over-allotment option which was exercised in January 2006.

As of December 31, 2006 and 2005, approximately $167 and $1,904, respectively, of the securities owned are deposited with the Company’s clearing broker and pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.

5.	Sales of Exchange Memberships
NYSE

As of December 31, 2005, Ladenburg owned one membership on the NYSE, which had been accounted for at a cost of $868 in accordance with industry practice. On April 20, 2005, the NYSE and Archipelago Holdings, Inc. entered into a definitive merger agreement, as amended and restated on July 20, 2005 (as so amended, the “NYSE Merger Agreement”), pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (collectively, the “NYSE Merger”).

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

On June 20, 2006, Ladenburg transferred the 28,277 remaining restricted shares to LTS at the estimated fair value of $1,228 at such date. LTS, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
Equity Securities”, accounts for such restricted investments at cost based on the value on the date of transfer adjusted for other than temporary impairment. Restricted investments whose restriction lapses within one year from the balance sheet date will be valued at quoted market price. As of December 31, 2006, the estimated fair value of the restricted shares was $2,230.

Included in revenues for the year ended December 31, 2006 is a gain on the NYSE Merger of $4,859, representing the difference between the estimated fair value of consideration received on the merger of $5,727 and Ladenburg’s carrying value of its membership of $868, and realized losses of $1,001, consisting of a loss of $440 on the sale of 51,900 shares and a loss of $561 representing the decline in the fair value of the 28,277 remaining NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.

CBOE

On October 24, 2006, Ladenburg sold its membership on the Chicago Board of Options Exchange (“CBOE”). The membership cost $425 and was sold for $1,550, resulting in a gain of $1,125.

6.	Net Capital Requirements
As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2006, Ladenburg had net capital, as defined, of $16,696, which exceeded its minimum capital requirement, as defined by SEC’s Uniform Net Capital Rule 15c3-1, of $250, and as defined by the Commodity Futures Trading Commission’s Regulation 1.17, of $500, by $16,446 and $16,196, respectively.

Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

7.	Furniture, Equipment and Leasehold Improvements
Components of furniture, equipment and leasehold improvements included in the consolidated statements of financial condition were as follows:

	December 31,
	2006	2005
Cost:
Leasehold improvements	$606	$529
Computer equipment	1,179	3,835
Furniture and fixtures	602	1,272
Other	1,388	2,377

	3,775	8,013
Less accumulated depreciation and amortization	(3,069)	(7,047)

Total	$706	$966

8.	Commitments and Contingencies
Operating Leases

The Company is obligated under several non-cancelable lease agreements for office space, expiring in various years through June 2015. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is subleasing a portion of its office space. The subleases expire at various dates through June 2015.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
As of December 31, 2006, the future minimum lease payments, and future sublease rentals were as follows:

Year Ending	Lease	Sublease
December 31,	Commitments	Rentals	Net
2007	$5,879	$5,117	$762
2008	6,083	5,645	438
2009	5,557	5,336	221
2010	5,389	4,018	1,371
2011	5,392	3,340	2,052
Thereafter	20,045	11,294	8,751

Total	$48,345	$34,750	$13,595

In addition to the above, one of the leases obligates the Company to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $470 through June 2015.

Commencing, in 2006, the Company leased office space pursuant to a month to month lease from an entity affiliated with Dr. Frost, the Company’s Chairman of the Board. Rent expense under such lease amounted to $33 in 2006.

Deferred rent shown in the consolidated statements of financial condition represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis.

In February 2006, the Company’s subsidiary, Ladenburg Capital Management Inc. (“Ladenburg Capital”), entered into a settlement agreement with the landlord for its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. Under the terms of the settlement with the landlord (who had filed for bankruptcy reorganization), the subsidiary paid the landlord $1,900 following approval of the settlement by the bankruptcy court in March 2006. The lease, had it not terminated as a result of the events of September 11, 2001, would have expired by its terms in March 2010. The liability provided at December 31, 2004 in connection with this matter was increased by $240 with a corresponding increase in rent expense for the year ended December 31, 2005 to reflect the settlement agreement.

In May 2003, Ladenburg relocated employees from its former New York City office to its Melville, New York office. As a result of this move, Ladenburg ceased using one of the several floors it occupied in its former New York City office, which it subleased in September 2004 for the remaining term of its lease. The fair value of the Company’s obligation with respect to the lease computed in accordance with SFAS No. 146 was approximately $1,500 at inception of the sublease and approximated the balance of the Company’s deferred rent liability relating to such space. Accordingly, no charge to operations was required in connection with the sublease. The balance of this liability as of December 31, 2006 and 2005 was approximately $503 and $364, respectively, and is included in accrued expenses and other liabilities. The change in this liability results from net cash flows relating to the space, including certain costs in connection with the sublease.

In the third quarter of 2004, Ladenburg ceased using a portion of another floor of its former New York City office. Accordingly, the related leasehold improvements were written-off. In conjunction with the write-off of these leasehold improvements, the unamortized deferred rent credit representing reimbursement from the landlord for such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,275, net of the write-off of the unamortized deferred rent credit of $729, resulted in a net charge to operations in 2004 of $546. In November 2004, Ladenburg subleased the space through June 30, 2010, for a sub-rental equal to its lease commitment with the landlord through the sublease period.

In December 2005, Ladenburg entered into an agreement to sublet the remaining floor of its former New York City office, commencing no later than March 15, 2006, for a term through the end of its lease period. Accordingly, the remaining leasehold improvements were written-off as of December 31, 2005. In conjunction with the write-off of leasehold improvements, a portion of the unamortized deferred rent credit representing reimbursement from the landlord for such leasehold improvements was also written-off. The write-off of unamortized leasehold improvements of $1,326, net of the write-off of $1,264 of the $2,093 of unamortized deferred rent credit resulted in a net charge to operations in 2005 of $62. The $829 balance of the unamortized

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
deferred rent credit was equivalent to the fair value of the Company’s obligation with respect to the lease. The balance of this liability as of December 31, 2006 was approximately $86 and is included in accrued expenses and other liabilities. The decrease in this liability results from net cash flows relating to the space, including certain costs in connection with the sublease.

At December 31, 2006 and 2005, Ladenburg had utilized a letter of credit in the amount of $1,000 which in both years was collateralized by $1,094 of Ladenburg’s investment in a money market fund that is classified as restricted assets on the consolidated statements of financial condition. The letter of credit is used as collateral for the lease of the Company’s former New York City office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expired on December 31, 2006 and the restriction was removed from the investment in February 2007.

Litigation and Regulatory Matters

In September 2005, Ladenburg and Ladenburg Capital settled their claim with the insurance carrier relating to the events of September 11, 2001, for a total of $2,350. The excess of the insurance reimbursement over the $2,118 receivable previously reflected in other assets, amounted to $232 which was included in other income in the Company’s statement of operations for 2005. In addition, the insurance carrier reimbursed Ladenburg Capital for an additional $150 in April 2006 for a portion of the payment Ladenburg Capital made to its New York City landlord in settling its obligation relating to the vacated premises.

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part; in July 2006, Ladenburg’s motion to reconsider portions of that decision was denied. A motion to dismiss certain of the claims as re-pleaded by plaintiff is currently pending. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

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
(Dollars in thousands, except per share amounts) — (Continued)
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

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss this action was granted in part and denied in part. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In December 2005, a lawsuit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg, a Ladenburg employee, and another individual. The plaintiff alleges, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty, breach of contract, and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks compensatory damages in excess of $2,000 and punitive damages of $10,000. In November 2006, Ladenburg’s motion to dismiss was granted in part and denied in part; the remaining claims against Ladenburg are the claims for fraud and breach of contract. The Company believes that the plaintiff’s claims are without merit and intends vigorously to defend against them.

The Company is a defendant in other litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of December 31, 2006, the Company’s subsidiaries are involved in several pending arbitrations in which claimants are seeking substantial amounts of damages. Where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability. Such liability amounted to approximately $483 at December 31, 2006 and $1,958 at December 31, 2005 (included in accounts payable and accrued liabilities). During the fiscal years ended December 31, 2006, 2005 and 2004, respectively, various settlements, including the settlements described above, resulted in a net charge to operations of $35, $1,221, and $2,987 (included in other expenses). With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Deferred Underwriting Compensation

Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated in. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. As of December 31, 2006, Ladenburg had unrecorded potential deferred fees for SPAC-related transactions of $13,400, which, net of expenses, amounted to approximately $8,200.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)

9.	Income Taxes
The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a fiscal tax year ending September 30th.

Income taxes (benefit) consists of the following:

		State and
	Federal	Local	Total
2006:
Current	$100	$89	$189
Deferred	—	—	—

	$100	$89	$189

2005:
Current	$—	$54	$54
Deferred	—	—	—

	$—	$54	$54

2004:
Current	$—	$(127)	$(127)
Deferred	—	—	—

	$—	$(127)	$(127)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pretax income(loss) from continuing operations as a result of the following differences:

	2006	2005	2004
Income (loss) from continuing operations before income taxes (benefit)	$4,848	$(25,917)	$(9,913)

Provision (benefit) under statutory U.S. tax rates	1,648	(8,812)	(3,370)
Increase (decrease) in taxes resulting from:
Nondeductibility of debt conversion expense	—	6,582	—
Unrecognized net operating losses	—	2,012	3,337
Utilization of net operating loss carryforward	(1,346)
Other nondeductible items	—	236	70
State taxes	89	36	(84)
Other, net	(202)	—	(80)

Income tax provision (benefit)	$189	$54	$(127)

The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
Deferred tax amounts are comprised of the following at December 31:

	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$22,524	$23,876
Accrued expenses	1,654	1,141
Compensation and benefits	510	330
Depreciation and amortization	(22)	(90)
Unrealized gains	(340)	(201)
Intangibles	(1,050)	—

	23,276	25,056
Valuation allowance	(23,276)	(25,056)

Net deferred taxes	$—	$—

After consideration of all the evidence, both positive and negative, especially the fact the Company sustained operating losses during 2005 and 2004, management has determined that a valuation allowance at December 31, 2006 and 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2006, the Company had net operating loss carryforwards of approximately $49,000, expiring in various years from 2015 through 2026.

10.	Benefit Plans
Ladenburg has a 401(k) retirement plan (the “Plan”) which allows eligible employees to invest a percentage of their pretax compensation, limited to the statutory maximum. The Plan also allows Ladenburg to make matching and/or discretionary contributions. Ladenburg did not make made matching contributions for 2006, 2005 or 2004.

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

The clearing operations for the Company’s securities transactions are currently provided by one clearing broker, a large financial institution. At December 31, 2006 and 2005, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statements of financial condition are positions held at and amounts due from the one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of December 31, 2006 and 2005, Ladenburg was not contractually obligated for any equity index or financial futures contracts. Ladenburg sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the financial statements at December 31, 2006 and 2005 at market values of the related securities and Ladenburg will incur a loss if the market value of the securities increases subsequent to December 31, 2006 (see Note 4).

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

12.	Notes Payable
The components of notes payable are as follows:

	December 31,
	2006	2005
Notes payable in connection with clearing agreement	$—	$666
Notes payable to former parent due March 31, 2007	5,000	5,000

Total	$5,000	$5,666

Senior Convertible Notes Payable

In conjunction with the acquisition of Ladenburg in May 2001, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005, secured by a pledge of the stock of Ladenburg. The $10,000 principal amount of notes issued to New Valley Corporation (“New Valley”) and Berliner Effektengesellschaft AG (“Berliner”), the former Ladenburg shareholders, bore interest at 7.5% per annum, and $10,000 principal amount of notes issued to Frost-Nevada, Limited Partnership (“Frost-Nevada”), which was subsequently assigned to Frost-Nevada Investments Trust (“Frost Trust”), of which Frost-Nevada is the sole and exclusive beneficiary, bore interest at 8.5% per annum. Dr. Phillip Frost, the Chairman of the Company’s Board of Directors, is the sole stockholder of the general partner of Frost-Nevada. The notes were convertible into a total of 11,296,746 shares of common stock.

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
(Dollars in thousands, except per share amounts) — (Continued)
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
Other Notes Payable

On March 27, 2002, the Company borrowed $2,500 from New Valley, its former parent. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where the Company receives at least $5,000 in total proceeds. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the Clearing Loans (defined below) to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans. In December 2006, New Valley agreed to extend the maturity of the 2002 Loans to March 31, 2007. See Note 21 — Subsequent Event.

In December 2002, an affiliate of Ladenburg’s clearing broker loaned the Company an aggregate of $3,500 (the “Clearing Loans”). The Clearing Loans and related accrued interest were forgivable over a four-year period, provided Ladenburg continued to clear its transactions through this primary clearing broker. As scheduled, in November 2003, one of the loans consisting of $1,500 of principal, together with accrued interest of approximately $90, was forgiven, in November 2004, $667 of principal, together with accrued interest of approximately $54, was forgiven and in November 2005, $667 of principal, together with accrued interest of approximately $97, was forgiven. The balance of the remaining loan, consisting of $666 of principal and $146 of accrued interest, was forgiven in November 2006. Upon the forgiveness of the Clearing Loans, the forgiven amount was accounted for as other revenues.

The carrying amounts of notes payable to New Valley and to the clearing broker approximate fair value because of their variable interest rates which periodically adjust to reflect changes on overall market interest rates.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
In December 2006, Ladenburg received a temporary subordinated loan in the amount of $2,000 from LTS, $12,000 from Dr. Frost and $8,000 from its clearing firm to provide additional regulatory capital required for an underwriting participation. The temporary subordinated loan from LTS and Dr. Frost was subordinated by its terms to the loan from the clearing broker. Upon completion of the underwriting during the same month, the loans were repaid with interest at the rate of LIBOR plus 2%, which amounted to $49. In addition, Dr. Frost was paid an additional commitment fee of $50.

In August 2006, Ladenburg received a $3,500 temporary subordinated loan from LTS to provide additional regulatory capital required for an underwriting participation. In September 2006, the $3,500 was repaid with interest at the rate of 9%, which amounted to $22.

13.	Shareholders’ Equity
Authorized Shares

At the Company’s special meeting held on April 3, 2006, the shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000.

Repurchase of Common Stock

On April 14, 2005, the Company repurchased 4,620,501 shares of the Company’s common stock from Berliner, pursuant to a written agreement between the Company and Berliner. Pursuant to the agreement, the Company paid Berliner $1,155, or $0.25 per share, for the shares. The shares were returned to the status of authorized but unissued shares.

In November 2006, the Company acquired 451,585 shares of the Company’s common stock from Ladenburg employees and a former employee pursuant to option agreements allowing the tendering of shares for consideration in exercising options. The fair market value of the shares on the date of exercise was $594. The shares were returned to the status of authorized but unissued shares.

Private Equity Offering to Former Debtholders

In connection with the conversion of the Company’s senior convertible notes payable which closed on March 11, 2005, Frost Trust and New Valley each purchased $5,000 of the Company’s common stock for $0.45 per share (see Note 12).

Private Equity Offering to Others

On November 30, 2005, the Company completed a private equity offering and received gross proceeds of approximately $6,221 (representing 13,824,331 shares at $0.45 per share) from various investors unrelated to the Company and also received binding subscriptions for aggregate proceeds of approximately $3,779 (representing 8,397,891 shares at $0.45 per share) from certain of the Company’s affiliates and persons with direct or indirect relationships to it. Following approval of the Company’s shareholders and the American Stock Exchange, on April 27, 2006, the Company closed on the remaining portion of its private equity offering, thereby raising an aggregate of $10,000.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
Warrants

As of December 31, 2006, outstanding warrants to acquire the Company’s common stock were as follows:

	Exercise	Number
Expiration Date	Price	of Shares
2013	$.95	500,000	(a)
2016	.94	825,000	(b)
2016	.88	966,667	(c)

		2,291,667

(a)	Does not include unvested warrants to acquire 1,000,000 shares, the exercisability of which is contingent upon the sole discretion of the Company’s Executive Committee (see Note 16).

(b)	Does not include unvested warrants to acquire 675,000 shares, the exercisability of which is contingent upon the renewal of certain employment contracts (see Note 17).

(c)	Does not include unvested warrants to acquire 1,933,333 shares, placed in escrow, the exercisability of which is contingent upon continued employment by certain employees (see Note 17).
On August 31, 2001, New Valley and Frost-Nevada each loaned the Company $1,000. As consideration for the loans, the Company issued to each of them a five-year immediately exercisable warrant to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share. The warrants expired August 31, 2006 pursuant to their terms.

14.	Earnings Per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic and diluted per share data for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Net income (loss)	$4,659	$(25,971)	$(9,854)

Basic weighted-average shares	148,693,521	108,948,623	45,144,481
Effect of dilutive securities:
Common stock options	3,826,008	—	—
Warrants to purchase common stock	127,754	—	—
Common stock held in escrow (Note 17)	440,678	—	—

Dilutive potential common shares	153,087,961	108,948,623	45,144,481
Net income (loss) per share:
Basic	$0.03	$(0.24)	$(0.22)

Diluted	$0.03	$(0.24)	$(0.22)

Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the year. During 2006, 2005 and 2004, options and warrants to purchase 4,976,583, 22,837,770, and 9,137,431 common shares, respectively, and in 2005 and 2004, 1,640,350, and 11,296,747 common shares, respectively, issuable upon the conversion of notes payable were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)

15.	Stock Compensation Plans
Employee Stock Purchase Plan

In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. On November 1, 2006, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 5,000,000 to 10,000,000. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock at a discount from the market price of the Company’s common stock at the end of each option period. Option periods have been initially set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. In order for the Purchase Plan to be accounted for as non-compensatory under SFAS No. 123R, effective January 1, 2006, the discount was decreased to 5% below the market price of the Company’s common stock at the end of such option period. Prior thereto, the discount was up to 15% of the market price of the Company’s common stock at the beginning and end of each option period, whichever was lower. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The Plan became effective November 6, 2002 and the first option period commenced April 1, 2003. During 2006, 248,298 shares of the Company’s common stock were issued to employees under this plan, at prices ranging from $0.95 to $1.368; during 2005, 686,096 shares were issued at prices ranging from $0.39 to $0.50 per share; and during 2004, 918,842 shares were issued at prices ranging from $0.43 to $0.73, resulting in a capital contribution of $267, $307 and $479, for 2006, 2005 and 2004, respectively.

1999 Performance Equity Plan

In 1999, the Company adopted the Option Plan which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. On November 1, 2006, the Company’s shareholders approved an amendment to the Option Plan to increase the number of shares of common stock available for issuance under the plan from 10,000,000 to 25,000,000 and to increase the annual limit on grants to any individual from 1,000,000 shares to 1,500,000 shares. Awards include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The Option Plan is administered by the compensation committee of the Board of Directors of LTS. Stock options granted under the Option Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through May 27, 2009 and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”). The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’s common stock, provided, however, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’s common stock. Options granted under the Option Plan generally vest in equal amounts on each of the anniversaries over three or four years. As of December 31, 2006, there were options to purchase 12,473,432 shares of common stock available for issuance under the Option Plan.

On July 13, 2006, in connection with Dr. Frost’s appointment as Chairman of the Board, the Company granted him an option to purchase 1,200,000 shares of the Company’s common stock at $0.86 per share, subject to the Company’s shareholders approving the amendment to the Option Plan. On July 18, 2006, the Company granted an additional aggregate of 1,500,000 options at $0.88 per share to Richard Lampen, Howard Lorber and Mark Zeitchick, directors of the Company, subject to shareholder approval of the amendment to the Option Plan. On November 1, 2006, shareholder approval was obtained, and accordingly, all such options are deemed to be granted on such date for accounting purposes. The options granted to Dr. Frost and the other directors are ten-year options which vest in four equal annual installments, subject to earlier vesting upon death, disability or change in control.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
A summary of the status of the Option Plan at December 31, 2006 and changes during the years ended December 31, 2006, 2005 and 2004 are presented below:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual
		Exercise	Term	Aggregate Intrinsic
	Shares	Price	(Years)	Value
Options outstanding, December 31, 2003	5,453,030	$1.76
Granted	4,599,500	0.86
Exercised	(137,298)	0.66
Forfeited	(2,277,801)	1.95
Expired	(200,000)	4.47

Options outstanding, December 31, 2004	7,437,431	1.09	7.33	$253

Granted	3,524,500	0.56
Exercised	(44,767)	0.47
Forfeited	(2,279,394)	0.69
Expired	0

Options outstanding, December 31, 2005	8,637,770	0.97	7.98	43

Granted	3,775,000	0.95
Exercised	(721,192)	0.68
Forfeited	(648,267)	0.86
Expired	—	—

Options outstanding, December 31, 2006	11,043,311	0.99	7.92	4,458

Vested or expected to vest	6,491,855	1.11	7.14	2,572
Options exercisable, December 31, 2006	4,484,135	1.23	6.28	1,740

Non-Plan Options

Commencing in 2004, the Company granted stock options to certain recruited employees in conjunction with their employment agreements, which are outside of the Option Plan. In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC (see Note 17) to continue as employees of Ladenburg. The Company granted to certain of these individuals options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested as to 10% of the shares immediately and will vest as to 22.5% of the shares on each of September 5, 2007, 2008, 2009 and 2010. A summary of the status of these options granted outside the Option Plan at December 31, 2006, and changes during the years ended December 31, 2006, 2005 and 2004 are presented below:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)

			Weighted-Average
		Weighted-Average	Remaining
		Exercise	Contractual Term	Aggregate Intrinsic
	Shares	Price	(Years)	Value
Options outstanding, December 31, 2003	—	—
Granted	1,500,000	$0.75
Exercised	—
Forfeited	—
Expired	—

Options outstanding, December 31, 2004	1,500,000	0.75	9.19	$0
Granted	14,000,000	0.58
Exercised	—
Forfeited	(1,500,000)	0.75
Expired	—

Options outstanding, December 31, 2005	14,000,000	0.58	9.32	0

Granted	1,500,000	1.05
Exercised	(1,200,000)	0.50
Forfeited	(5,800,000)	0.63
Expired	—	—

Options outstanding, December 31, 2006	8,500,000	0.63	8.50	5,008

Vested or expected to vest	3,954,195	0.63	8.48	2,352

Options exercisable, December 31, 2006	1,275,000	0.60	8.42	786

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2006, 2005 and 2004 was $0.86, $0.45 and $0.77, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	125.83%	74.71%	79.70%
Risk-free interest rate	4.85%	3.78%	3.33%
Expected life (in years)	6	10	10
During 2006, the Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the 2006 grants. The weighted average expected life for the 2006 grants of 6 years reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the 2006 option grants is based on historical volatility over the six years prior to the option grant date.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
As of December 31, 2006, there was $2,327 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.49 years.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 amounted to $1,277, $4, and $104 respectively. Tax benefits related to option exercise were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the year ended December 31, 2006, the non-cash compensation expense relating to stock option agreements granted employees amounted to $762. In addition, the non-cash compensation expense related to warrants granted to employees in connection with the Capitalink L.C. (“Capitalink”) acquisition amounted to $285 (see Note 17).

On September 1, 2005, the Company granted to certain advisors options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.51 per share under the Option Plan. The options, which expire on August 31, 2015, vest 25% on each of the first four anniversaries of the date of grant. The Company recorded a charge of $312 and $34 for the fair value of the options for the years ended December 31, 2006, and 2005, respectively, based on the Black-Scholes option pricing model. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.

Employee Stock Purchase Agreements

During March through August 2005, Ladenburg entered into various employment agreements with newly employed executives whereby some of the executives committed to purchase up to an aggregate of 7,775,000 shares of the Company’s common stock at prices ranging from $0.53 to $0.645 per share solely through the use of compensation, as defined, earned by them. In January 2006, one of the employment agreements was terminated and three of the employment agreements have been restructured and, among other things, the commitments to purchase 7,000,000 shares of the Company’s common stock were eliminated. As of September 30, 2006, compensation was earned by one other executive that would have required the purchase of shares; however, Ladenburg and the employee agreed to forego the share purchase and Ladenburg agreed to compensate the employee for the difference on the shares to be purchased by that date (508,520 shares) between the contractual purchase price of $0.645 and the October 5, 2006 market price of $1.00. The remaining 266,480 shares were purchased in December 2006 for $172 and resulted in a compensation charge of $185 and an increase in additional paid-in capital of $357.

In 2005, the Company had entered into several employment agreements with newly hired employees, including the agreements referred to in the preceding paragraph, pursuant to which the Company sold common stock to the employees. Where the sales price was below the fair market value of the stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense aggregating $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation is being amortized over the initial term of the employees’ employment agreements, which are generally one to two years. During the years ended December 31, 2006 and 2005, the Company amortized non-cash compensation expense of $803 and $694, respectively, relating to the sales of its common stock to new employees at prices below fair market value. At December 31, 2006, unearned employee stock-based compensation amounted to $90.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)

16.	Investment in Fund Manager
On August 31, 2006, the Company issued to an individual seven-year warrants (“FVF Warrants”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.95 per share. The FVF Warrants were issued in connection with the Company‘s acquisition of a 10% interest in FVF Partners, LLC (“FVF”), the general partner of the Florida Value Fund LLP, a private equity fund formed by this individual focused on mid-market companies in Florida. FVF, in exchange for management services, is entitled to a percentage of profits of the fund. The FVF Warrants are exercisable as to 500,000 shares immediately and will be exercisable as to 500,000 shares on each of August 31, 2007 and 2008 provided that the second and third installments of shares shall not vest if the Company’s Executive Committee determines, in its sole discretion, that the Company’s investment was not economically beneficial to the Company. Accordingly, the Company has valued its investment in FVF at $399 based on the value of the 500,000 vested warrants. Upon the vesting of the 1,000,000 contingent warrants, the Company will increase the cost of its investment in FVF by the value of such warrants. In addition, the Company earned an additional 1.7% interest in FVF valued at $68 as compensation for introducing investors to FVF. The investment in FVF is accounted for under the equity method. The excess of the carrying value of the investment over the Company’s share of the underlying book value of FVF is being amortized over an estimated life of seven years.

17.	Acquisitions
BroadWall

On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts and registered representatives and employees of BroadWall Capital LLC (“BroadWall”). In connection with this acquisition, the Company issued to BroadWall ten-year warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.94 per share. The warrants are exercisable as to 150,000 shares immediately and will become exercisable as to 337,500 shares on each of September 11, 2007, 2008, 2009 and 2010 contingent upon the continued employment of two former employees of BroadWall, both of whom have entered into two-year employment agreements with the Company. Such individuals had a 40% ownership interest in BroadWall. Accordingly, the Company has valued 825,000 of the warrants that vest over the two-year term of the employment agreements at $698 representing consideration for the acquisition. The remaining warrants, representing contingent consideration, will be recorded as additional purchase price if and when the Company renews the employees’ employment contracts. The value of the warrants, together with legal costs related to the acquisition, has been assigned to customer accounts (included in intangible assets, net), which is being amortized to expense over an estimated life of 10 years.

Capitalink

On October 18, 2006, the Company, for an aggregate consideration amounting to $7,392, acquired Telluride Holdings, Inc. (“Telluride”) through a merger into a newly formed subsidiary of the Company. Telluride owned 100% of Capitalink L.C. (“Capitalink”), a registered broker-dealer providing investment banking services. The consideration consisted of $1,000 in cash, 4,000,000 shares of the Company’s common stock valued at $3,840 and ten-year warrants to purchase 2,900,000 shares of the Company’s common stock at an exercise price of $0.96 per share valued at $2,552. Warrants to purchase 966,666 shares of common stock are immediately exercisable and the remaining warrants will become immediately exercisable upon their release from escrow as described below. In connection with the merger, Ladenburg entered into three-year employment agreements with each of Telluride’s three shareholders.

In connection with the transaction, 2,666,667 of the shares of common stock, warrants to purchase 1,933,333 shares of common stock and $667 in cash have been placed in escrow contingent upon continued employment of the selling shareholders, one-half of which will be released to the shareholders on June 3, 2007 and the balance on January 18, 2008. Accordingly, the fair value of the consideration placed in escrow of $4,937 will be accounted for as compensation over the 15 months it is held in escrow. Compensation expense of $823 has been recognized in 2006 and is estimated to amount to $3,948 for 2007 and $166 in 2008. The remaining consideration of $2,455 has been accounted for as purchase price, of which $173 has been allocated to trade

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
name with an estimated 10 year life and $2,282 has been allocated to relationships with an estimated four year life. The transaction resulted in an increase of $2,122 to additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. Unearned employee stock-based compensation attributable to unvested equity instruments amounting to $4,270 will be recognized over the vesting period, of which $823 was recognized as of December 31, 2006. The 2,666,667 shares of common stock placed in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.

The consolidated financial statements for the years ended December 31, 2006 and 2005 include the results of operations of BroadWall and Capitalink from the dates of acquisition. The following unaudited pro forma information represents the Company’s condensed consolidated results of operations as if the acquisitions of BroadWall and Capitalink had occurred as of the beginning of the periods presented. The pro forma amounts of net income (loss) reflect amortization of the amounts ascribed to intangibles acquired in the acquisitions and amortization of unearned employee stock-based compensation. In addition, pro forma basic per share date reflect the vested common shares issued and pro forma diluted per share data reflect common share equivalents attributable to unvested common shares and warrants calculated by the treasury stock method:

	Year Ended December 31,
	2006	2005
Total revenue	$52,817	$36,729
Net income (loss)	3,997	(29,102)
Basic income (loss) per share	$0.03	$(0.26)
Diluted income (loss) per share	$0.03	$(0.26)
Weighted average shares outstanding — basic	152,087,128	111,615,290
Weighted average shares outstanding — diluted	156,217,149	111,615,290

18.	Intangible Assets
As of December 31, 2006, intangible assets subject to amortization, all of which were acquired during 2006, consisted of the following:

	Gross Carrying	Accumulated
	Amount	Amortization
Customer accounts	$724	$22
Relationships	2,282	119
Trade name	173	3

	$3,179	$144
Aggregate amortization expense amounted to $144 for the year ended December 31, 2006. The weighted-average amortization period for total amortizable intangibles is 5.72 years. Estimated amortization expense for each of the five succeeding years is as follows:

2007	$660
2008	$660
2009	$660
2010	$542
2011	$90

19.	Related Party Transactions
See Note 8 with respect to real estate leased from a related party.

See Note 20 with respect to sale of subsidiary to related parties.

See Note 12 with respect to loans from related parties.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
See Note 13 with respect to purchases of common stock by related parties.

In September 2006, the Company entered into a letter agreement with Vector Group Ltd., the parent of New Valley, pursuant to which Vector Group has agreed to make available to the Company the services of Richard Lampen, Vector Group’s Executive Vice President, to serve as the Company’s President and Chief Executive Officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company will pay Vector Group an annual fee of $250,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector or Mr. Lampen in connection with providing such services, and will indemnify Vector Group. The agreement is terminable by either party upon 30 days’ prior written notice. Four other directors of the Company also serve as directors of Vector Group.

Howard Lorber, Vice Chairman of the Company’s Board of Directors, is a consultant to (and, prior to January 2005, was the chairman of) Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for the Company. These commissions amounted to approximately $23, $92 and $114 in 2006, 2005 and 2004, respectively.

20.	Discontinued Operations
One of the Company’s wholly-owned subsidiaries, Highland Fund Management Inc. (f/k/a Ladenburg Capital Fund Management Inc.) (“LCFM”), was sold as of December 31, 2004 to an entity owned by three of the Company’s directors. LCFM is the general partner of a limited partnership investment fund. The Company received $5 in exchange for all of the outstanding common stock of LCFM. This resulted in a gain of $5 which is reflected in discontinued operations for 2004. Accordingly, the accounts of the limited partnership were no longer consolidated with the Company’s accounts effective December 31, 2004, and the results of operations of the limited partnership for 2004 were reclassified and presented as loss from discontinued operations in the accompanying statements of operations. The limited partners’ equity in LCFM is shown as limited partners’ interest in discontinued operations. In addition, in March 2004, the Company sold one of its registered investment advisor subsidiaries, Financial Partners Capital Management, Inc. (“FPCM”), to one of its employees. FPCM provided investment advisory and financial planning services. The Company received $396 in exchange for all of the outstanding common stock of FPCM and recorded a gain on sale of $100. FPCM’s results of operations through March 31, 2004, together with the gain on sale, are reflected as discontinued operations. Revenues attributable to discontinued operations amounted to $1,425 in 2004.

21.	Subsequent Event
In February 2007, the Company entered into a Debt Exchange Agreement with New Valley to retire the Company’s remaining outstanding indebtedness. New Valley holds $5,000 principal amount of promissory notes due March 31, 2007. Pursuant to the agreement, New Valley has agreed to exchange the principal amount of its notes for shares of the Company’s common stock at an exchange price of $1.80 per share, representing the average closing price of the Company’s common stock for the 30 trading days ending on the date of the agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was approximately $1,500 at December 31, 2006, will be paid in cash at or prior to the closing of the transaction.

The consummation of the transaction is subject to shareholder approval at the annual meeting of the Company’s shareholders, which is anticipated to be held during the second quarter of 2007. The Company expects to consummate the transaction as soon as practicable once shareholder approval is obtained. Upon closing, the $5,000 principal amount of notes will be exchanged for approximately 2,777,778 shares of LTS’s common stock.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)

22.	Quarterly Financial Data (Unaudited)

	Quarters
	1st		2nd	3rd	4th
2006:
Revenues	$14,794	(a)	$7,457	$10,179	$14,428	(a)
Expenses	10,048	(b)	8,757 (b)	9,595 (b)	13,610	(b)

Income (loss) from continuing operations before income taxes	4,746		(1,300)	584	818
Net income (loss)	$4,732		$(1,325)	$570	$682
Basic and diluted:
Income (loss) per Common Share(d)	$0.03		$(0.01)	$0.00	$0.00
Basic weighted average Common Shares	141,591,068		150,043,231	150,559,806	152,440,248
Diluted weighted average Common Shares	142,289,965		150,043,231	154,110,421	160,710,680
2005:
Revenues	$6,682		$5,885	$8,619	$9,504
Expenses	29,706	(c)	7,864	9,760	9,277

(Loss) income from continuing operations before income taxes	(23,024)		(1,979)	(1,141)	227
Net (loss) income	$(23,036)		$(1,993)	$(1,155)	$213
Basic and diluted:
(Loss) income per Common Share(d)	$(0.42)		$(0.02)	$(0.01)	$0.00
Basic and diluted weighted average Common Shares	55,343,460		121,269,264	126,384,353	132,348,668

(a)	Includes $3,858 gain on sale of NYSE seat in the first and second quarters 2006 ($4,859 gain in first quarter 2006 and $1,001 loss in second quarter 2006) and $1,125 gain on sale of CBOE membership in the fourth quarter 2006.

(b)	Includes $678, $463, $303, and $1,441 charge for non-cash compensation in the first, second, third and fourth quarters of 2006, respectively.

(c)	Includes $19,359 charge ($0.35 per common share) for debt conversion expense (see Note 12).

(d)	The sum of the quarterly income (loss) per share does not equal the income (loss) per share for the year, because per share data for each quarter and for the year are independently computed. Loss per common share for the quarter ended March 31, 2005 is based on a lower number of shares than the number of shares used in subsequent quarters and the full year due to the large issuance of shares upon the conversion of debt and the private equity offering in March 2005, resulting in a higher loss per common share (see Notes 12 and 13).