Form 10-K/A
period 2006-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2007-04-30
CIK 1029730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 1-15799
LADENBURG THALMANN FINANCIAL SERVICES INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0701248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4400 Biscayne Boulevard, 12th Floor
Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)
(212) 409-2000
(Registrant’s telephone number, including area code)

     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as set forth in the pages attached hereto:
     Item 10. Directors, Executive Officers and Corporate Governance
     Item 11. Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Item 13. Certain Relationships and Related Transactions, and Director Independence
     Item 14. Principal Accounting Fees and Services

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The following table sets forth the names, ages and positions of our current directors, executive officers and other key employees as of April 30, 2007. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the election and qualification of their successors or until their death, resignation or removal by our board of directors.

Name	Age	Position
Henry C. Beinstein	64	Director
Robert J. Eide	54	Director
Phillip Frost, M.D.	70	Chairman of the Board
Brian S. Genson	58	Director
Saul Gilinski	52	Director
Dr. Richard M. Krasno	65	Director
Richard J. Lampen	53	President, Chief Executive Officer and Director
Howard M. Lorber	58	Vice Chairman of the Board
Jeffrey S. Podell	66	Director
Richard J. Rosenstock	54	Director
Mark Zeitchick	41	Executive Vice President and Director
Diane Chillemi	48	Vice President and Chief Financial Officer
     Henry C. Beinstein has been a member of our board of directors since May 2001. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since 1994. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. He has also been a director of New Valley since March 1994. Since January 2005, Mr. Beinstein has been a partner of Gagnon Securities, LLC, a broker-dealer and a member firm of the NASD and has been a money manager and an analyst and registered representative of such firm since August 2002. He retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand.
     Robert J. Eide has been a member of our board of directors since May 2001. He has been the chairman and chief executive officer of Aegis Capital Corp., a broker-dealer and a member firm of the NASD, since 1984. Mr. Eide also serves as a director of Nathan’s Famous, Inc., a chain of fast food restaurants, and Vector Group.

     Phillip Frost, M.D. has been chairman of our board of directors since July 2006 and he has been a member of our board of directors since March 2004. He also served as a member of our board of directors from May 2001 until July 2002. Since January 2006, Dr. Frost has served as vice chairman of the board of directors of Teva Pharmaceutical Industries Ltd., which is among the top 20 pharmaceutical companies in the world and is the leading generic pharmaceutical company. Since March 2007, he has served as chairman of the board and chief executive officer of eXegenics, Inc., a clinical-stage biopharmaceutical company focused on the development of innovative therapies for the treatment and prevention of ophthalmic disease. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. From 1972 to 1986, Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc., and from 1987 to January 2006, he served as chairman of the board of directors and chief executive officer of IVAX Corporation. Dr. Frost is a director of Continucare Corporation, an American Stock Exchange-listed provider of outpatient healthcare and home healthcare services, Northrop Grumman Corp., an aerospace company, Castle Brands, Inc., an American Stock Exchange-listed developer and marketer of liquor, Cellular Technical Services, Inc., a provider of products and services for the telecommunications industry, and Protalix BioTherapeutics a pharmaceutical company. He is also on the Board of Regents of the Smithsonian Institution, a member of the Board of Trustees of the University of Miami, and co-vice chairman of the Board of Governors of the American Stock Exchange.
     Brian S. Genson has been a member of our board of directors since October 2004. Mr. Genson has been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson also serves as a managing director of F1 Action located in Stanstead, England, which is engaged in investing in the motor sport industry. Mr. Genson was also responsible for introducing Ben and Jerry’s Ice Cream Company to the Japanese market. Mr. Genson also serves as a director of Nathan’s Famous.
     Saul Gilinski has been a member of our board of directors since November 2006. Mr. Gilinski has served as president and a director of Osmopharm S.A., a Swiss-based manufacturer of modified release pharmaceutical active ingredients, since 1999. He has served as the chairman of C.I. Farmacapsulas S.A., one of the largest manufacturers of pharmaceutical capsules in the world, since 1985. Since December 2003, Mr. Gilinski has served as chairman of Capscanada Corporation, a Canada-based manufacturer of pharmaceutical capsules. Since 1994, he has served as chairman of Ajix, Inc., a distribution import/export company. He is also a director of Premier Commercial Realty, Inc., one of the largest developers of commercial property in South Florida.
     Dr. Richard M. Krasno has been a member of our board of directors since November 2006. Dr. Krasno has served as the executive director of the William R. Kenan, Jr. Charitable Trust and as president of the four affiliated William R. Kenan, Jr. Funds since October 1999. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980.
     Richard J. Lampen has been our president and chief executive officer since September 2006 and a member of our board of directors since January 2002. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel of New Valley, where he also served as a member of its board of directors. Since January 1997, Mr. Lampen has served as a director of CDSI Holdings Inc., an affiliate of New Valley seeking acquisitions or investments, and since November 1998 has been its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.
     Howard M. Lorber has been vice chairman of our board of directors since July 2006. Previously, Mr. Lorber had been chairman of our board of directors from May 2001 to July 2006. Mr. Lorber has been president and chief executive officer of Vector Group since January 2006 and has served as a director of Vector Group since January 2001. He served as president and chief operating officer of Vector Group from January 2001 to December 2005. From November 1994 to December 2005, Mr. Lorber served as president and chief operating officer of New Valley, where he also served as a director. Mr. Lorber was chairman of the board of directors of Hallman & Lorber Assoc. Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; a stockholder and a registered representative of Aegis Capital Corp. since 1984; chairman of the board of directors since 1987 and chief executive officer from November 1993 to December 2006 of Nathan’s Famous; a consultant to Vector Group and its Liggett subsidiary from January 1994 to January 2001; and a director of United Capital Corp., a real estate investment and diversified manufacturing company. He is also a trustee of Long Island University.
     Jeffrey S. Podell has been a member of our board of directors since October 2004. Mr. Podell has been the chairman of the board and president of Newsote, Inc., a privately-held holding company, since 1989. He also serves as a director of Vector Group.
     Richard J. Rosenstock has been a member of our board of directors since August 1999. From May 2001 until December 2002, Mr. Rosenstock served as vice chairman of our board of directors and from August 1999 until December 2002, served as our chief operating officer. He also served as our president from August 1999 until May 2001. Since January 2003, Mr. Rosenstock has been a registered representative of Ladenburg. Mr. Rosenstock was affiliated with Ladenburg Capital Management Inc., one of our subsidiaries, from 1986 until December 2002, serving from May 2001 as Ladenburg Capital Management’s chief executive officer. From January 1994 until May 1998, he served as an executive vice president of Ladenburg Capital Management and was its president from May 1998 until November 2001.
     Mark Zeitchick has been our executive vice president since September 2006 and a member of our board of directors since August 1999. From August 1999 until December 2003, Mr. Zeitchick served as one of our executive vice presidents. Mr. Zeitchick has also been president and chief executive officer of Ladenburg since September 2006 and a registered representative with Ladenburg since March 2001. Mr. Zeitchick has also been affiliated with Ladenburg Capital Management since October 1993. Mr. Zeitchick has been Ladenburg Capital Management’s co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital Management. From May 2001 until November 2001, he served as chairman of Ladenburg Capital Management, and became co-chairman in November 2001.

     Other Executive Officer
     Diane Chillemi has been our vice president and chief financial officer since July 2006 and served as our controller from June 2006 to July 2006. From June 2004 to June 2006, Ms. Chillemi managed her personal investments. From January 2003 to June 2004, Ms. Chillemi served as controller for Ladenburg. She served as our chief financial officer from August 1999 to May 2001. Ms. Chillemi joined Ladenburg Capital Management Inc., one of the Company’s former operating subsidiaries, in February 1997 as its director of finance and from July 1999 to June 2003 served as its chief financial officer. She served as an accounting manager at CT Legal Information Services, a service provider to the legal community, from September 1996 until February 1997, was a consultant to Ladenburg Capital Management Inc. from May 1996 until September 1996, and was a financial services manager with Darby Group Co., Inc., a manufacturer and distributor of generic drugs and medical supplies, from July 1984 until March 1996.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the fiscal year ended December 31, 2006.
Code of Ethics
     In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Ladenburg Thalmann Financial Services Inc., 153 East 53rd Street, 49th Floor, New York, New York 10022.
Corporate Governance
     Nominating Committee
     Our nominating committee was formed in February 2004 and is currently comprised of Henry C. Beinstein, Robert J. Eide and Dr. Richard M. Krasno, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated as our directors. The nominating committee considers persons identified by its members, management, investors, investment bankers and others. The nominating committee does not have a written charter, nor does it have any formal criteria for nominees. However, we feel that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, and be willing to devote significant time to the promotion of the oversight duties of the board of directors of a public company. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.
     Audit Committee
     Our audit committee was established in November 1999 and is currently comprised of Henry C. Beinstein, Robert J. Eide, Saul Gilinski and Jeffrey S. Podell, with Mr. Beinstein serving as the chairman of the committee. Except pursuant to limited exceptions, our audit committee is required by the American Stock Exchange to be comprised of at least three “independent directors” who are also “financially literate” as defined in the standards. These listing standards define an “independent director” generally as a person, other than an officer of the company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. The listing standards define “financially literate” as being able to read and understand fundamental financial statements (including a company’s balance sheet, income statement and cash flow statement). Our board of directors has determined that each member of the audit committee is an independent director and is financially literate as required by the applicable rules of the American Stock Exchange and the Securities and Exchange Commission.
     Pursuant to the audit committee’s written charter, which was adopted on June 29, 2000, as amended and restated on August 12, 2003, and re-adopted on September 26, 2006, our audit committee’s responsibilities include, among other things:
•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

•	discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

•	reviewing disclosures made to the audit committee by our chief executive officer and chief financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all auditing services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.
     Financial Expert on Audit Committee
     Our board of directors has determined that Mr. Beinstein is our “audit committee financial expert” (as defined in Regulation 240.401(h)(1)(i)(A) of Regulation S-K). Our board of directors has also determined that Mr. Beinstein would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
     Our compensation committee was established in November 1999 and is currently comprised of Henry C. Beinstein, Robert J. Eide, Brian S. Genson and Dr. Richard Krasno, each of whom is an independent director. During the fiscal year ended December 31, 2006, the compensation committee met six times and acted by unanimous written consent six times. The responsibilities of the committee include:
•	establishing the general compensation policy for our executive officers, including our chief executive officer;

•	administering our Qualified Employee Stock Purchase Plan (“QESPP”) and our Amended and Restated 1999 Performance Equity Plan (“Equity Plan”) (which is designed to comply with the requirements of Section 162(m) of the Internal Revenue Code); and

•	in administering each of these plans, determining who participates in the plans, establishing performance goals, if any, and determining specific grants and bonuses to the participants.
     Our compensation policies, established by our compensation committee, are generally designed to provide competitive levels of compensation that integrate pay with our annual performance and reward above average corporate performance, recognize individual initiative and achievements, and assist us in attracting and retaining qualified executives. In addition to the guidance provided by our compensation committee, we may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive officers. This could include subscriptions to executive compensation surveys and other databases.

     The compensation committee makes all final determinations with respect to executive officers’ compensation, based on an appraisal of our financial status. Our chief executive officer may make recommendations to the compensation committee relating to the compensation of executive officers, but the compensation committee has full autonomy in determining executive compensation.
     Our compensation committee is charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.
     Section 162(m) of the Internal Revenue Code generally disallows a public company’s tax deduction for compensation paid to the chief executive officer and the four other most highly compensated officers in excess of $1 million in any taxable year. The effect of Section 162(m) is substantially mitigated by our net operating losses, although the amount of any deduction disallowed under Section 162(m) could increase our alternative minimum tax by up to 2% of such disallowed amount. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are satisfied. In determining executive compensation, our compensation committee considers, among other factors, the possible tax consequences. Tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws) that are beyond our control. In addition, the compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For these reasons, the committee, while considering tax deductibility as one of the factors in determining compensation, does not limit compensation to those levels or types of compensation that will be deductible by us.
     Our agreements with our executive officers have generally included compensation in the form of (i) a base salary, which was not anticipated to be the sole component of our executives total annual cash compensation, (ii) if the executive is a registered representative, brokerage commissions with respect to customer accounts for which such individuals were the designated account representatives and (iii) a grant of stock options under the Equity Plan. We have also included compensation in the form of bonuses in certain instances. Although our compensation committee reviews total compensation, the various elements of compensation are not inter-related. For instance, if options that are granted in one year become underwater due to a decrease in our stock price, the amount of compensation paid to an executive officer for the next year is not impacted. Similarly, if options become extremely valuable due to a rising stock price, the amount of compensation for the next year is not affected. A full description of the agreements we have with our executive officers is set forth below under the caption “Compensation Arrangements for Executive Officers.”
     We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in the brokerage industry. Our compensation committee seeks to stay apprised of the cash and equity compensation practices of publicly held companies in the brokerage industry through the review of such companies’ public reports and through other resources.
     Compensation Components
     Base Salary. Generally, we set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. Base salaries are generally reviewed annually, subject to terms of employment agreements, and our compensation committee and board will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience. In September 2006, we increased the base salary of Mark Zeitchick from $200,000 to $250,000 upon his election as chief executive officer of Ladenburg Thalmann & Co.
     Brokerage Commissions. If the executive is a registered representative, part of the executive’s total compensation is a percentage of the brokerage commissions with respect to customer accounts for which such individuals were the designated account representatives. We believe this form of additional compensation helps incentivize our executives.
     Equity Awards. We also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success. The compensation committee and board develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.
     Equity awards will be granted through the Equity Plan, which was adopted by our shareholders in August 1999 and most recently amended in November 2006. The Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until May 26, 2009. The plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our compensation committee. To the extent permitted under the provisions of the plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards.
     Other Compensation. We have established and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans will be available to all salaried employees and will not discriminate in favor of executive officers. We also may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon.
     Compensation Committee Report
     The compensation committee has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this Proxy Statement and, based upon the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.
The Members of the Compensation Committee
Henry C. Beinstein
Robert J. Eide
Brian S. Genson
Dr. Richard M. Krasno

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act or the Exchange Act that might incorporate future filings made by us under those statutes, the section set forth above under the caption entitled “Compensation Committee Report” will not be incorporated by reference in any of those prior filings or any future filings by us.
     Summary Compensation Table
     The following table shows the compensation paid or earned by each of the named executive officers (collectively, the “Named Executive Officers”) for the fiscal year ended December 31, 2006.

						Non-Equity
					Option	Incentive Plan	All Other
	Fiscal	Salary			Awards	Compensation	Compensation		Total
Name and Principal Position	Period	($) (1)	Bonus ($)		($)(4)	($)	($)		($)
Richard J. Lampen Chief Executive Officer and President	2006	— (2)	—		60,201	—	17,000	(2)	77,201

Diane Chillemi Vice President and Chief Financial Officer	2006	101,410	40,000		52,179	—	—		193,589

Mark Zeitchick Executive Vice President	2006	216,667	160,000		103,169	—	168,689	(6)	648,525

Mark D. Klein Former Chief Executive Officer and President	2006	125,000	125,000	(3)	480,434	1,271,758 (5)	270,000	(6)	2,272,192

Salvatore Giardina Former Vice President and Chief Financial Officer	2006	132,260	10,000		23,502	—	—		165,762

(1)	Reflects actual base salary amounts paid for 2006.

(2)	Represents fees paid to Mr. Lampen for his service on our board of directors set forth under the caption “Compensation Arrangements for Directors” below. Does not include payments pursuant to the management services agreement with Vector Group set forth under the caption “Compensation Arrangements for Executive Officers” below.

(3)	Represents pro-rata accrual of bonus amount provided for in Mr. Klein’s prior employment agreement.

(4)	Represents compensation cost of option awards as described in FAS 123R, but does not reflect the estimate for forfeitures related to service –based vesting. Assumptions used in the calculation of such amounts are included in note 15 to our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2007.

(5)	Represents cash amounts payable under terms of Mr. Klein’s amended employment agreement based on a percentage of net revenues and investment banking fees earned during 2006 by segments of our investment banking and asset management business.

(6)	Represents commissions earned from customer accounts for which the individual is a designated account representative.
Compensation Arrangements for Executive Officers
     Effective as of April 1, 2005, we entered into an employment agreement with Mark D. Klein pursuant to which Mr. Klein served as our president and chief executive officer and as chairman and chief executive officer of Ladenburg. On July 13, 2006, we entered into an amended and restated employment agreement with Mr. Klein. Pursuant to the agreement, Mr. Klein served as our president and chief executive officer until September 6, 2006, and served as the chairman of Ladenburg until February 20, 2007. At that time, we further amended the agreement to provide for his continued employment with us through March 31, 2009. Pursuant to the amended and restated employment agreement, Mr. Klein no longer receives a salary. He now receives a certain percentage of net revenues and investment banking fees earned during the term of the agreement by segments of our investment banking and asset management businesses. In connection with Mr. Klein’s employment with us, we granted him options in March 2005 to purchase 5,000,000 shares of our common stock at a price of $0.465 per share. The options vested as to 10% of the options on the date of grant, as to 22.5% of the options on each of March 4, 2006 and 2007 and as to 22.5% of the options in two annual installments commencing on March 4, 2008 and expire on March 4, 2015. The options provide that if a “change of control” (as defined in the Employment Agreement) occurs, all options not yet vested will vest and become immediately exercisable. In the event that Mr. Klein’s employment is terminated by reason of his death, disability, by us without “cause” or by Mr. Klein for “good reason” (as such terms are defined in the employment agreement), any unvested portion of the option that would have vested had he remained employed for the remainder of the then current employment period shall immediately vest and such vested portion shall remain exercisable for a period of one year following Mr. Klein’s termination of employment or for the remainder of the term of the option, whichever period is shorter. In the event that Mr. Klein’s employment is terminated for any other reason, the option shall immediately terminate.
     In connection with Mr. Klein’s employment, Mr. Klein purchased from us 2,222,222 shares of our common stock at $0.45 per share in March 2005.
     Richard J. Lampen currently serves as our president and chief executive officer pursuant to a management services agreement with Vector Group. Pursuant to this agreement, Vector Group makes Mr. Lampen’s services available to us and will provide, upon our request, other financial and accounting resources, including assistance in complying with Section 404 of the Sarbanes-Oxley Act of 2002, in exchange for an annual fee of $250,000, payable in quarterly installments, and an indemnification by us of Vector Group. The management agreement is terminable by either party on 30 days’ prior notice.
     Mark Zeitchick currently serves as our executive vice president and president and chief executive officer of Ladenburg Thalmann & Co. Under his employment agreement, Mr. Zeitchick receives an annual base salary of $250,000, a percentage of commissions from customer accounts for which he is a designated account representative and a discretionary bonus. The agreement extends through December 31, 2007 but will be automatically renewed for successive one year periods unless terminated by either party upon 30 days’ prior written notice.

     Diane Chillemi currently serves as our vice president and chief financial officer as an “at-will” employee under the terms of a letter agreement. Pursuant to the letter agreement, Ms. Chillemi receives an annual base salary of $175,000. Additionally, in connection with Ms. Chillemi’s employment, she was granted an option to purchase 100,000 shares of common stock at $1.03 per share. The option, which expires on July 5, 2016, vested immediately as to 50,000 shares and vests as to 12,500 shares in four equal annual installments commencing on July 6, 2007.
Grants of Plan-Based Awards
     The following table presents information with respect to the stock options and non-equity incentive compensation granted in the fiscal year ended December 31, 2006 to the Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Option Award will ever be realized by the individual. The amount of these awards that were expensed is shown in the Summary Compensation Table.

					All other
					option
					awards:
					Number of	Exercise or
					securities	base price	Grant Date Fair
		Estimated Future Payouts Under			underlying	of option	Value of Option
	Grant	Non-Equity Incentive Plan Awards			options	awards	Award
Name	Date	(1)			(#)	($)	($)(2)
		Threshold	Target	Maximum
		($)	($)	($)
Richard J. Lampen	7/18/06	—	—	—	600,000	0.88	475,440
	11/6/06				20,000	1.39	25,028

Diane Chillemi	7/6/06	—	—	—	100,000	1.03	92,760

Mark Zeitchick	7/18/06	—	—	—	600,000	0.88	475,440

Mark D. Klein	—	750,000	—	—	—	—	—

Salvatore Giardina	—	—	—	—	—	—	—

(1)	Represents cash amounts payable under terms of Mr. Klein’s employment agreement based on a percentage of net revenues and investment banking fees earned during 2006 by segments of our investment banking and asset management business. The agreement provided for a minimum payment to Mr. Klein of $1,000,000 for the period April 1, 2006 to March 31, 2007 ($750,000 on a pro rata basis for 2006). The agreement did not provide for a target or maximum amount. The actual amounts earned by Mr. Klein during 2006 under these provisions are reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table and exceeded the guaranteed minimum.

(2)	Represents compensation cost of option awards as described in FAS 123R, but does not reflect the estimate for forfeitures related to service –based vesting. Assumptions used in the calculation of such amounts are included in note 15 to our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2007.

Outstanding Equity Awards at Fiscal Year-End
     The following table summarizes the outstanding option awards as of December 31, 2006 for each Named Executive Officer.

	Option Awards
				Equity
				incentive plan
				awards:
	Number of	Number of		Number of
	securities	securities		securities
	underlying	underlying		underlying	Option
	unexercised	unexercised		unexercised	Exercise
	options (#)	options (#)		unearned	Price	Option
Name	Exercisable	Unexercisable		options (#)	($)	Expiration Date
Richard J. Lampen	20,000	0		—	0.88	01/09/2012
	20,000	0			0.22	11/14/2012
	20,000	0			0.30	09/16/2013
	20,000	0			0.48	03/02/2015
	0	600,000	(1)		0.88	07/17/2016
	0	20,000	(2)		1.39	11/05/2016

Diane Chillemi	50,000	50,000	(3)	—	1.03	07/05/2016

Mark Zeitchick	100,000	0		—	4.0625	08/23/2009
	250,000	0			0.88	01/09/2012
	83,333	41,667	(4)		1.01	05/25/2014
	37,500	112,500	(5)		0.58	08/17/2015
	0	600,000	(1)		0.88	07/17/2016

Mark D. Klein	625,000	3,375,000	(6)	—	0.465	03/04/2015

Salvatore Giardina	—	—		—	—	—

(1)	These shares vest in four equal annual installments beginning on July 18, 2007.

(2)	These shares vest in full on November 6, 2007.

(3)	These shares vest in four equal annual installments beginning on July 6, 2007.

(4)	These shares vest in full on May 26, 2007.

(5)	These shares vest in three equal annual installments beginning on August 18, 2007.

(6)	These shares vest in three equal annual installments beginning on March 4, 2007.
Option Exercises and Stock Vested
     The following table summarizes the option exercises and vesting of stock awards for the fiscal year ended December 31, 2006 for each Named Executive Officer.

	Option Awards		Stock Awards
Number of
	shares	Value	Number of
	acquired on	realized on	shares acquired	Value realized
	exercise	exercise	on vesting	on vesting
Name	(#)	($)	(#)	($)
Richard J. Lampen	—	—	—	—
Diane Chillemi	—	—	—	—
Mark Zeitchick	—	—	—	—
Mark D. Klein	1,000,000	465,000	—	—
Salvatore Giardina	125,000	79,200	—	—
Amended and Restated 1999 Performance Equity Plan
     The Amended and Restated 1999 Performance Equity Plan was initially adopted by our shareholders on August 23, 1999, with amendments to the plan approved by our shareholders on May 7, 2001, November 6, 2002 and November 1, 2006. The Equity Plan currently provides for the issuance of up to 25,000,000 shares of our common stock to our officers, directors, key employees and consultants in the form of incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards, with a maximum award to any holder in any calendar year not to exceed 1,500,000 shares of common stock in the aggregate. The Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until May 26, 2009. The plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our compensation committee. To the extent permitted under the provisions of the plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards. As of December 31, 2006, we had 12,473,432 shares of common stock available for issuance under the Equity Plan.
Stock Options and Warrants Issued Outside of Equity Plan
     As of December 31, 2006, stock options issued outside of the Equity Plan to purchase an aggregate of 8,500,000 shares of our common stock at exercise prices ranging from $0.47 per share to $1.05 per share and warrants to purchase 5,900,000 shares of our common stock at prices ranging from $0.94 per share to $0.96 per share were outstanding. See “Equity Compensation Plan Information” below.

Qualified Employee Stock Purchase Plan
     On November 6, 2002, our shareholders approved the QESPP, under which a total of 5,000,000 shares of common stock are available for issuance. On November 1, 2006, our shareholders approved an amendment to increase the number of shares available for issuance under the plan to 10,000,000 shares. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock. Option periods have been initially set at three months long and commence on January 1st, April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. On the first day of each option period, known as the “date of grant,” each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an “exercise date.” On the exercise date, the amounts withheld will be applied to purchase shares for the employee from us. The purchase price will be 95% of the last sale price of our common stock on the exercise date. As of December 31, 2006, 3,455,155 shares of common stock had been issued under the plan.
Compensation Arrangements for Directors
     Directors who are employees of ours receive no cash compensation for serving as directors. Our non-employee directors receive annual fees of $15,000, payable in quarterly installments, for their services on our board of directors, and members of our audit committee, compensation committee and nominating committee each receive an additional annual fee of $10,000, $5,000 and $5,000, respectively. In addition, each director receives $500 per meeting that he attends. Additionally, upon their election or re-election, as the case may be, we grant our non-employee directors ten-year options under our 1999 Performance Equity Plan to purchase 20,000 shares of our common stock at fair market value on the date of grant. All of our directors are reimbursed for their costs incurred in attending meetings of the board of directors or of the committees on which they serve.
     The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2006. Directors who are employees of ours do not receive separate compensation for their service as a director.

	Fees earned or	Stock	Option
	paid in cash	awards	awards(1)	Total
Name	($)	($)	($)	($)
Henry C. Beinstein	38,000	—	5,719	43,719
Robert J. Eide	38,000	—	5,719	43,719
Phillip Frost, M.D.	16,500	—	112,185	128,685
Brian S. Genson	24,000	—	5,719	29,719

	Fees earned or	Stock	Option
	paid in cash	awards	awards(1)	Total
Name	($)	($)	($)	($)
Saul Gilinski	3,750	—	4,171	7,921
Richard J. Lampen	17,000	—	60,201	77,201
Howard M. Lorber	17,000	—	32,960	49,960
Dr. Richard M. Krasno	3,750	—	4,171	7,921
Jeffrey S. Podell	30,500	—	5,719	36,219

(1)	Represents compensation cost of option awards as described in FAS 123R, but does not reflect the estimate for forfeitures related to service-based vesting.
Pension Benefits
     Other than our 401(k) plan, we do not maintain any other plan that provides for payments or other benefits at, following, or in connection with retirement.
Potential Termination and Change in Control Payments
     Mark D. Klein, Mark Zeitchick and Diane Chillemi are the only Named Executive Officers that have agreements with us that provide for potential payments in the event of their termination.
     Pursuant to the employment agreement governing Mr. Klein’s employment with us, he would be entitled to compensation upon termination of his agreement by us without cause, by Mr. Klein for “good reason,” or as a result of non-renewal of the agreement by either party, or as a result of his disability or his death. According to the employment agreement:
•	“Good reason” means: (i) (A) any change or diminution in Mr. Klein’s duties, responsibilities, position or title (including reporting responsibilities) that is inconsistent in any material adverse respect with Mr. Klein’s duties, responsibilities, position or title under the agreement (including any diminution of such duties or responsibilities) or (B) a material adverse change in Mr. Klein’s title with Ladenburg Thalmann & Co.; (ii) a failure by Ladenburg Thalmann & Co. to make any payments under the agreement; (iii) the relocation by us of Mr. Klein’s office location to a location outside of Manhattan, New York; (iv) our or any of our affiliates failure to provide in all material respects the indemnification set forth in Mr. Klein’s indemnification agreement with us; (v) a change in control of our company, provided, that Mr. Klein must provide notice of termination to us within 90 days of such change of control; (vi) our failure to have any successor assume certain obligations of ours in the agreement; or (vii) any other breach of a material provision of the agreement after written notice from Mr. Klein specifically identifying the breach and such breach has not been cured within 30 days of such notice.

•	“Cause” means termination as a result of Mr. Klein’s (i) conviction of a felony, (ii) alcoholism or drug addiction which materially impairs his ability to perform his duties under the agreement or (iii) willful and deliberate misconduct that results, or is reasonably likely to result, in material and demonstrative harm to us, Ladenburg Thalmann & Co. or any of our respective subsidiaries or affiliates.

•	“Change in Control” means the occurrence of one of the following events: (i) consummation of a reorganization, merger or consolidation, sale, disposition of all or substantially all of our assets or stock or any other similar corporate event (a “Business Combination”), in each case, unless, following such Business Combination, all or substantially all of the individuals or entities who were the beneficial owners, respectively, of our voting securities entitled to vote generally in the election of directors immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns our or all or substantially all of our assets either directly or through one or more subsidiaries); or (ii) Board approval of our complete dissolution or liquidation; or (iii) any “person” (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the “Exchange Act”) and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), other than Dr. Phillip Frost, any member of his immediate family, and any “person” or “group” (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership, corporation or other entity controlled by any of the foregoing, is or becomes, after February 20, 2007, a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing 35% or more of the combined voting power of our then outstanding securities eligible to vote for the election of the board.
     Assuming Mr. Klein had been terminated on December 29, 2006 (the last business day of fiscal year 2006), he would have been entitled to receive approximately $857,892 as a result of termination by us without cause, by Mr. Klein for good reason, or as a result of non-renewal, or as a result of Mr. Klein’s death or disability, representing (i) the certain percentage of potential deferred investment banking fees provided for in the agreement, and (ii) continued benefits for a period of two years in our medical, hospitalization, dental and life insurance programs in which Mr. Klein, his spouse and dependents were participating immediately prior thereto. Mr. Klein would not have been entitled as of December 31, 2006 to receive these amounts as a result of termination by us with cause or by Mr. Klein without good reason. The foregoing estimates assume the successful consummation of any transaction that triggers the payment of any deferred investment banking fees which Mr. Klein would be entitled to under the agreement upon his termination as described above. Upon any termination of his employment, Mr. Klein would be entitled in addition to receive any amounts due him under the agreement which are accrued and unpaid as of the date of termination.
     Pursuant to the employment agreement governing Mr. Zeitchick’s employment with us, if his employment is terminated for any reason other than death, we are required to pay to

Mr. Zeitchick all compensation owed under the agreement as of the date of termination and all premiums necessary to maintain medical insurance for him and his family, providing coverage no less extensive than those in effect on the date hereof, and pay for any required deductibles under such insurance, until the earlier of (i) two years after his termination or (ii) until he receives similar coverage, without pre-existing condition limitations, after the expiration of any waiting periods, from a subsequent employer, as well as the cost of insurance, hospitalization, medical or other benefits made available by us to our employees. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 29, 2006 for any reason other than his death was approximately $13,293. In the event of Mr. Zeitchick’s death, we are required to pay to, or on behalf of, Mr. Zeitchick’s spouse or designated beneficiary, if he is survived by a spouse or designated beneficiary, or if not, to his estate, for one year from the date of death, all compensation owed under the agreement as of the date of termination and all premiums necessary to maintain medical insurance for his family, providing coverage no less extensive than those in effect on the date of the agreement, any required deductibles under such insurance, as well as the cost of insurance, hospitalization, medical or other benefits made available by us to our employees so that Mr. Zeitchick’s beneficiary may participate. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 29, 2006 as a result of his death was approximately $13,293.
     Pursuant to the letter agreement governing Ms. Chillemi’s employment with us, if her responsibilities are materially decreased, or her position is relocated outside of the Long Island, New York area, she has the right to receive a severance payment of approximately $43,750 (13 weeks of salary) and will be entitled to receive the cost of her COBRA premium for medical and dental coverage for the lesser of 18 months or when comparable coverage can be provided from a subsequent employer. The total estimated payment in the event Ms. Chillemi’s employment had been terminated on December 29, 2006 as a result of the above circumstances was approximately $53,719.
     Additionally, certain of our option agreements contain clauses that provide that in the event of a change in control of our company, or upon the death or disability of the Named Executive Officer, all outstanding stock options become fully vested in the holder. The unrealized value of in-the-money unvested stock options subject to accelerated vesting are shown below as potential payments to the Named Executive Officers. The unrealized value was calculated by multiplying the number of unvested shares under “Outstanding Equity Awards at Fiscal Year-End” above by the closing price of a share of common stock on December 29, 2006 ($1.22), then deducting the aggregate exercise price of the unvested stock options.

Name	Change-in-Control ($)	Death ($)	Disability ($)
Richard J. Lampen	204,000	204,000	204,000
Diane Chillemi	—	—	—
Mark Zeitchick	204,000	204,000	204,000
Mark D. Klein	2,548,125	2,548,125	2,548,125
Salvatore Giardina	—	—	—

     Compensation Committee Interlocks and Insider Participation
     Our compensation committee is currently comprised of Messrs. Beinstein, Eide, Genson and Krasno. None of these individuals has ever served as an officer of ours or of any of our subsidiaries.
     Mr. Eide is the chairman and chief executive officer of a brokerage firm which does business with Ladenburg Thalmann & Co. in the ordinary course on customary terms. Such firm has acted as a selected dealer in several securities offerings in which Ladenburg Thalmann & Co. was an underwriter. See “Certain Relationships and Related Transactions, and Director Independence” below.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information as of April 27, 2007 with respect to the beneficial ownership of our common stock by (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all of our current directors and executive officers as a group. Except as otherwise stated, the business address of each of the below listed persons is c/o Ladenburg Thalmann Financial Services Inc., 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137.

	Amount and Nature of		Percent of Class
Name of Beneficial Owner	Beneficial ownership(1)		of Voting Securities
Phillip Frost, M.D.	48,825,909	(2)	31.05%
Richard J. Rosenstock	4,209,779	(3)	2.67%
Mark D. Klein	1,750,000	(4)	1.10%
Howard M. Lorber(5)	3,321,607	(6)	2.11%
Mark Zeitchick	2,010,045	(7)	1.27%
Saul Gilinski(8)	963,600	(9)	*
Richard J. Lampen	328,781	(10)	*
Dr. Richard M. Krasno(11)	180,500	(12)	*
Henry C. Beinstein(13)	102,835	(14)	*
Robert J. Eide(15)	94,386	(16)	*
Diane Chillemi	50,000	(17)	*
Jeffrey S. Podell(18)	62,013	(19)	*
Brian S. Genson(20)	40,000	(21)	*
New Valley LLC(22)	11,111,111	(23)	7.07%
Salvatore Giardina(24)	0		0
All directors and executive officers as a group (12 persons)	60,189,455	(25)	38.29%

*	Less than 1 percent.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the shareholders is based upon numbers reported by the owner in documents publicly filed with the SEC, publicly available information or information made known to us. Except as otherwise indicated, all of the shares of common stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

(2)	Represents (i) 5,772,478 shares of common stock held by Frost Gamma Investments Trust, a trust organized under Florida law (“Frost Gamma”), (ii) 43,013,431 shares of common stock held by Frost-Nevada Investments Trust (“Frost Trust”), a trust organized under Florida law, and (iii) 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost. Dr. Frost is the sole trustee of both Frost Gamma and Frost Trust. Does not include 1,220,000 shares of common stock issuable upon exercise of options held by Dr. Frost that are not currently exercisable and that will not become exercisable within the next 60 days. As the sole trustee of the Gamma Trust and the Frost Trust, Dr. Frost may be deemed the beneficial owner of all shares owned by Frost Gamma and the Frost Trust, respectively, by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by such trusts. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Securities Exchange Act of 1934, each of these persons will be deemed to be the beneficial owner of the shares held by any other such person. The foregoing information was derived from a Schedule 13D filed with the SEC on December 9, 1997, as amended, as well as from information made known to us.

(3)	Represents (i) 169,633 shares of common stock held directly by Mr. Rosenstock, (ii) 3,701,346 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, (iii) 35,000 shares of common stock held of record by the NFS/FMTC Rollover IRA for the benefit of Richard J. Rosenstock, (iv) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Richard J. Rosenstock, (v) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Roni L. Rosenstock, Mr. Rosenstock’s wife, (vi) 251,250 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock and (vii) 42,550 shares of common stock issuable upon exercise of currently exercisable warrants held by Roni L. Rosenstock. Does not include (i) 28,750 shares of common stock issuable upon exercise of options held by Mr. Rosenstock and (ii) 382,950 shares of common stock issuable upon exercise of warrants held by Roni L. Rosenstock, which such options and warrants are not currently exercisable and will not become exercisable within the next 60 days.

(4)	Represents 1,750,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Klein. Does not include 2,250,000 shares of common stock issuable upon exercise of options held by Mr. Klein that are not currently exercisable and that will not become exercisable within the next 60 days.

(5)	Mr. Lorber’s business address is c/o New Valley LLC, 100 S. E. Second Street, Miami, Florida 33131.

(6)	Represents (i) 2,719,580 shares of common stock held directly by Mr. Lorber, (ii) 301,227 shares of common stock held by Lorber Epsilon 1999 Limited Partnership, a Delaware limited partnership, (iii) 220,800 shares of common stock held by Lorber Alpha II Limited Partnership, a Nevada limited partnership, and (iv) 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber. Mr. Lorber indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnerships. Lorber Epsilon 1999 LLC, a Delaware limited liability company, is the general partner of Lorber Epsilon 1999 Limited Partnership. Lorber Alpha II Limited Partnership is the sole member of, and Mr. Lorber is the manager of, Lorber Epsilon 1999 LLC. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Does not include (i) the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lorber serves as an executive officer and director of its parent, Vector Group Ltd., (ii) 427,789 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers and (iii) 320,000 shares of common stock issuable upon exercise of options held by Mr. Lorber that are not currently exercisable and that will not become exercisable within the next 60 days.

(7)	Includes (i) 1,539,211 shares of common stock held of record by MZ Trading LLC, of which Mr. Zeitchick is the sole managing member and (ii) 470,834 shares of common stock issuable upon exercise of currently exercisable options held by MZ Trading. Does not include (i) 154,166 shares of common stock issuable upon exercise of options held by MZ Trading and (ii) 600,000 shares of common stock issuable upon exercise of options held by Mark Zeitchick. All of these options are not currently exercisable and will not become exercisable within the next 60 days.

(8)	The business address of Mr. Gilinski is C.I. Farmacapsulas S.A., 1893 S.W. Third Street, Pompano Beach, Florida 33069.

(9)	Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Gilinski that are not currently exercisable and that will not become exercisable within the next 60 days.

(10)	Represents (i) 248,781 shares of common stock held by Mr. Lampen and (ii) 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lampen. Does not include (i) the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lampen serves as an executive officer of its parent, Vector Group Ltd., and (ii) 620,000 shares of common stock issuable upon exercise of options held by Mr. Lampen that are not currently exercisable and that will not become exercisable within the next 60 days.

(11)	The business address of Dr. Krasno is the William R. Kenan, Jr. Charitable Trust, P.O. Box 3858, Chapel Hill, North Carolina 27515.

(12)	Does not include 20,000 shares of common stock issuable upon exercise of options held by Dr. Krasno that are not currently exercisable and that will not become exercisable within the next 60 days.

(13)	Mr. Beinstein’s business address is c/o Gagnon Securities, 1370 Avenue of the Americas, New York, New York 10019.

(14)	Includes (i) 1,532 shares of common stock held of record in the individual retirement account of Mr. Beinstein’s spouse and (ii) 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Beinstein that are not currently exercisable and that will not become exercisable within the next 60 days.

(15)	Mr. Eide’s business address is c/o Aegis Capital Corp., 810 Seventh Avenue, New York, New York 10019.

(16)	Includes 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Eide. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Eide that are not currently exercisable and that will not become exercisable within the next 60 days.

(17)	Represents 50,000 shares of common stock issuable upon exercise of currently exercisable options held by Ms. Chillemi. Does not include 50,000 shares of common stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days.

(18)	Mr. Podell’s business address is 173 Doral Court, Roslyn, New York 11576.

(19)	Includes 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Podell. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Podell that are not currently exercisable and that will not become exercisable within the next 60 days.

(20)	Mr. Genson’s business address is 100 Crystal Court, Hewlett, New York 11557.

(21)	Includes 20,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Genson. Does not include 20,000 shares of common stock issuable upon exercise of options held by Mr. Genson that are not currently exercisable and that will not become exercisable within the next 60 days.

(22)	New Valley LLC is wholly-owned by Vector Group Ltd. The address for New Valley LLC and Vector Group Ltd. is 100 S. E. Second Street, Miami, Florida 33131.

(23)	Does not include 2,777,778 shares of common stock that may be issued to New Valley to retire its $5,000,000 principal amount of outstanding promissory notes, pursuant to the terms of the Debt Exchange Agreement, dated as of February 13, 2007, between us and New Valley LLC, as such transaction is described in our Annual Report. The foregoing information was derived from a Schedule 13D originally filed with the SEC on February 20, 2001, as amended, as well as from information made known to us.

(24)	Mr. Giardina was our vice president and chief financial officer from October 2002 to July 2006.

(25)	Includes 1,154,634 shares of common stock issuable upon exercise of currently exercisable options and excludes 3,495,866 shares of common stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days.

Equity Compensation Plan Information
     The following table sets forth certain information at December 31, 2006 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities		Weighted-Average	Equity Compensation
	to be Issued upon		Exercise Price of	Plans
	Exercise of		Outstanding	(excluding securities
	Outstanding Options,		Options, Warrants	reflected in the first
Plan Category	Warrants and Rights		and Rights	column)
Equity Compensation Plans Approved by Security Holders	11,043,311		$0.99	12,473,432
Equity Compensation Plans Not Approved by Security Holders	14,400,000	(1)(2)(3)	$0.69	—

(1)	Includes the warrants (2,900,000) to purchase shares of our common stock at $0.96 per share, issued to acquire Capitalink, L.C., two-thirds of which (1,933,333) are contingent upon continued employment of the three Capitalink, L.C. shareholders and, for accounting purposes, are deemed to be compensation.

(2)	Includes the warrants (1,500,000) to purchase shares of our common stock at $0.94 per share, issued to acquire Broadwall Capital LLC, ninety percent of which (1,350,000) are contingent upon continued employment of two Broadwall Capital LLC shareholders.

(3)	Includes the warrants (1,500,000) to purchase shares of our common stock at 0.95 per share, issued to acquire a 10% interest in the Florida Value Fund, two-thirds of which are contingent upon the discretion of our executive committee
     In March 2005, we granted Mr. Klein, upon his initial employment with us, options to purchase 5,000,000 shares of our common stock at an exercise price of $0.465 per share. 10% of the options vested immediately upon grant, 22.5% of the options vested on each of the first and second anniversaries of the grant date and the remainder of the options will vest in two equal annual installments commencing on the third anniversary of the grant date. At December 31, 2006, options to purchase 4,000,000 shares remained outstanding.
     In March 2005, Ladenburg entered into an employment agreement with a former employee and in connection with his employment had granted him options to purchase 1,500,000 shares of our common stock at an exercise price $0.64 per share. The option, which had vested as to 250,000 shares at December 31, 2006, expired as to the unvested shares in the first quarter of 2007.

     During 2005, Ladenburg entered into several other employment agreements whereby we granted the newly employed executives options to purchase an aggregate of 7,500,000 shares of our common stock at exercise prices ranging from $0.58 to $0.645 per share. The options, which expire ten years from the date of grant, vest at various periods through July 2009. At December 31, 2006, options to purchase 1,500,000 shares remained outstanding.
     In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC to continue as employees of Ladenburg. We granted to such individuals ten-year options to purchase an aggregate of 1,500,000 shares of our common stock exercisable at $1.05 per share. The options vested as to 10% of the shares immediately and will vest as to 22.5% of the shares on each of September 11, 2007, 2008, 2009 and 2010.
     At December 31, 2006, these warrants and options were our only equity compensation “plans” not approved by our shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Related party policy
     Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee considers all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
     Related party transactions
     On March 27, 2002, we borrowed $2,500,000 from New Valley, our former parent. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31,

2003 or the completion of one or more equity financings where we receive at least $5,000,000 in total proceeds. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, we borrowed an additional $2,500,000 from New Valley (collectively, with the March 2002 Loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, in connection with an affiliate of Ladenburg’s clearing broker loaning us an aggregate of $3,500,000 (the “Clearing Loans”), New Valley agreed to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of the Clearing Loans. Effective as of December 31, 2006, we amended the terms of the 2002 Loans to extend the maturity date to March 31, 2007. On February 13, 2007, we entered into a Debt Exchange Agreement with New Valley. Pursuant to the Exchange Agreement, New Valley agreed to exchange the principal amount of the 2002 Loans for shares of our common stock at an exchange price of $1.80 per share (representing the average closing price of our common stock for the 30 trading days ending on the date of the exchange agreement). The consummation of the debt exchange is subject to shareholder approval at our 2007 shareholder meeting scheduled to take place during the second quarter of 2007. Interest on the promissory notes, which was approximately $1,500,000 at December 31, 2006, will continue to accrue interest through the closing of the exchange and will be paid in cash at or prior to such closing.
     We may from time to time borrow additional funds on a short-term basis from our shareholders and clearing broker, in order to supplement the capital of our broker-dealer to facilitate underwriting transactions. In December 2006, Ladenburg received a temporary subordinated loan of $12,000,000 from Dr. Phillip Frost and $8,000,000 from its clearing broker for this purpose. The temporary subordinated loan from Dr. Frost was subordinated by its terms to the loan from the clearing broker. Upon completion of the underwriting during the same month, each of these parties were repaid the principal and interest on the loans at the rate of LIBOR plus 2%. Dr. Frost was paid an additional commitment fee of $50,000.
     Howard Lorber is a consultant to Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for us. These commissions amounted to approximately $22,500 in 2006.
     Robert J. Eide is chairman and chief executive officer of Aegis Capital Corp., a brokerage firm which does business with Ladenburg in the ordinary course on customary terms. Such firm has acted as a selected dealer in several securities offerings in which Ladenburg was an underwriter.
     In September 2006, Ladenburg acquired a majority of the securities brokerage accounts and registered representatives and employees of BroadWall Capital LLC for ten-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.94 per share. The wife of Richard J. Rosenstock, one of our directors, owned approximately 19% of BroadWall Capital. Additionally, David Rosenberg, the chief executive officer of BroadWall Capital and the nephew of Mr. Rosenstock, joined Ladenburg as senior vice president and co-head of Ladenburg’s Private Client Services (PCS) department and, in connection therewith, received options to purchase 500,000 shares of our common stock at an exercise price of $1.05 per share.
     In September 2006, we entered into a management services agreement with Vector Group pursuant to which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, the Company will pay Vector Group an annual fee of $250,000, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector or Mr. Lampen in connection with providing such services, and will indemnify Vector Group. The agreement is terminable by either party upon 30 days’ prior written notice.
     On March 30, 2007, we entered into an office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, for the five-year period expiring January 31, 2012. The lease is for 15,831 square feet of space in an office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. are located. The lease provides for payments of $32,558 per month in the first year increasing to $44,789 per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. The rent for the first year has been reduced to reflect a $60,000 credit for the costs of tenant improvements. We and Ladenburg had previously been leasing space in the building from Frost Real Estate Holdings, commencing in September 2006, on a month-to-month basis while the parties were negotiating the lease. Rental payments for 2006 amounted to approximately $40,000. In connection with these lease arrangements, we received the advice of a commercial real estate firm that the lease terms were as fair as could have been obtained from an unaffiliated third party.
Independence of Directors
     Our common stock is listed on the American Stock Exchange. As a result, we follow the rules of the Exchange in determining if a director is independent. The board of directors also consults with our counsel to ensure that the board of directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, the board of directors affirmatively has determined that Messrs. Beinstein, Eide, Genson, Gilinski, Krasno and Podell are our independent directors. The other remaining directors may not be deemed independent under the Exchange’s rules because they are currently employed by us or have other prior or existing relationships with us that may result in them being deemed not “independent.” All members of our audit, compensation and nominating committees are independent.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)
Dated: April 30, 2007
	By:	/s/ Diane Chillemi

	Name:	Diane Chillemi
	Title:	Vice President and Chief Financial Officer