Form 10-Q
period 2007-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2007-05-10
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of May 8, 2007, there were outstanding 157,201,615 shares of the registrant’s common stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)

	March 31,
	2007	December 31,
	(Unaudited)	2006
ASSETS

Cash and cash equivalents	$6,710	$6,983
Securities owned, at market value	686	204
Receivable from clearing broker	23,972	24,851
Receivables from other broker-dealers	7,396	4,249
Exchange memberships owned, at historical cost	120	120
NYSE Euronext common stock, not readily marketable	1,285	1,228
Investment in fund manager	389	448
Furniture, equipment and leasehold improvements, net	688	706
Restricted assets	308	1,398
Intangible assets, net of accumulated amortization of $368 and $144	3,359	3,035
Other assets	3,868	4,121

Total assets	$48,781	$47,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased	$—	$2,037
Accrued compensation	3,952	3,764
Accounts payable and accrued liabilities	5,582	5,152
Deferred rent credit	1,524	1,552
Accrued interest to former parent	1,618	1,504
Notes payable to former parent	5,000	5,000

Total liabilities	17,676	19,009

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 157,133,017 and 155,972,805	16	15
Additional paid-in capital	134,242	132,346
Accumulated deficit	(103,153)	(104,027)

Total shareholders’ equity	31,105	28,334

Total liabilities and shareholders’ equity	$48,781	$47,343

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Commissions	$4,455	$5,274
Principal transactions, net	5,573	1,550
Investment banking fees	3,409	805
Investment advisory fees	713	571
Interest and dividends	665	652
Syndications and underwritings	853	835
Gain on NYSE merger transaction	—	4,859
Unrealized gain (loss) on NYSE Euronext restricted common stock	57	(80)
Other	195	328

Total revenues	15,920	14,794

Expenses:
Compensation and benefits	10,241	6,607
Non-cash compensation	1,318	678
Brokerage, communication and clearance fees	946	669
Rent and occupancy, net of sublease revenues	335	688
Professional services	664	468
Interest	120	124
Depreciation and amortization	336	172
Other	1,019	642

Total expenses	14,979	10,048

Income before income taxes	941	4,746

Income taxes	67	14

Net income	$874	$4,732

Income per common share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

Number of shares used in computation:
Basic	154,092,696	141,591,068

Diluted	167,542,100	142,289,965

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	155,972,805	$15	$132,346	$(104,027)	$28,334

Issuance of shares of common stock under employee stock purchase plan	70,973	—	180	—	180

Exercise of stock options, net of 292,605 shares tendered in payment of exercise price	1,089,239	1	398	—	399

Stock options granted to Advisory Board and consultants	—	—	269	—	269

Amortization of unearned employee stock-based compensation issued in 2005	—	—	54	—	54

Stock-based compensation to employees	—	—	995	—	995

Net income	—	—	—	874	874

Balance, March 31, 2007	157,133,017	$16	$134,242	$(103,153)	$31,105

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$874	$4,732
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	184	172
Amortization of deferred rent credit	(28)	36
Amortization of intangible assets	224	—
Non-cash compensation expense	1,318	678
Accrued interest	114	117
Gain on NYSE merger transaction	—	(4,489)

Decrease (increase) in operating assets:
Securities owned	(481)	906
NYSE Euronext common stock, not readily marketable	(57)	80
Receivable from clearing broker	879	4,751
Receivables from other broker-dealers	(3,147)	(2,371)
Other assets	311	(295)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(2,037)	(8,730)
Accrued compensation	188	336
Accounts payable and accrued liabilities	(33)	(2,579)

Net cash used in operating activities	(1,691)	(6,656)

Cash flows from investing activities:
Acquisition of relationships and customer accounts	(85)	—
Purchase of furniture, equipment and leasehold improvements	(166)	(102)
Net proceeds received from sale of furniture	—	41

Net cash used in investing activities	(251)	(61)

Cash flows from financing activities:
Decrease (increase) in restricted assets	1,090	(301)
Issuance of common stock	579	66

Net cash provided (used in) by financing activities	1,669	(235)

Net decrease in cash and cash equivalents	(273)	(6,952)
Cash and cash equivalents, beginning of period	6,983	10,936

Cash and cash equivalents, end of period	$6,710	$3,984

Supplemental cash flow information:

Interest paid	$—	$—

Taxes paid	—	199

Non-cash financing transactions:

Lease commitment capitalized as part of acquisition of Capitalink	$463	$—
See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
1.	Principles of Reporting

The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”), a holding company, and its subsidiaries, all of which are wholly-owned. The principal operating subsidiary of LTS is Ladenburg Thalmann & Co. Inc. (“Ladenburg”), which is a registered broker-dealer in securities. The Company’s other subsidiaries primarily provide asset management and investment banking services. All significant intercompany balances and transactions have been eliminated.

The interim financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statement presentation. The notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, filed with the Securities and Exchange Commission (“SEC”) provide additional disclosures and a description of accounting policies.

Organization

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading, research, investment banking, asset management and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, SEC, the NYSE, National Association of Securities Dealers, Inc. (“NASD”), Commodities Futures Trading Commission and National Futures Association.

2.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, as of March 31, 2007 and December 31, 2006 are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
March 31, 2007
Common stock	$667	$—
Municipal obligations	10	—
U. S. Government obligations	6	—
Corporate bonds	3	—

	$686	$—

December 31, 2006
Common stock	$197	$2,032
Municipal obligations	—	—
U. S. Government obligations	6	—
Corporate bonds	1	5

	$204	$2,037

Securities sold, but not yet purchased at December 31, 2006 principally represents securities sold pursuant to an underwriters’ over-allotment.

As of March 31, 2007 and December 31, 2006, approximately $650 and $167, respectively, of the securities owned are deposited with the Company’s clearing broker, and pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.

3.	Recently Adopted Accounting Principle

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which became effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this interpretation effective January 1, 2007. The adoption did not have any effect on the Company’s financial statements.

4.	Restricted Common Shares of NYSE Euronext

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

Included in revenues for the year ended December 31, 2006 is a gain on the NYSE Merger of $4,859 (recognized in the first quarter 2006), representing the difference between the estimated fair value of consideration received on the merger of $5,727 and Ladenburg’s carrying value of its membership of $868, and realized losses of $1,001 ($80 recognized in the first quarter 2006), consisting of a loss of $440 on the sale of 51,900 shares and a loss of $561 representing the decline in the fair value of the 28,277 remaining NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.

On March 7, 2007, 1,552 of the 28,277 shares began the last year of the restriction and are being classified as trading securities at March 31, 2007. Accordingly, such shares are being valued at fair value as opposed to cost, resulting in an unrealized gain of $57.

In April 2007, in connection with the merger of NYSE Group with Euronext N.V., the name of NYSE Group was changed to “NYSE Euronext”.

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At March 31, 2007, Ladenburg had net capital, as defined, of $17,622, which exceeded its minimum capital requirement of $500 by $17,122.

Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

6.	Contingencies

Litigation and Regulatory Matters

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

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss this action was granted in part and denied in part. On April 9, 2007, the court issued an order staying this action pending the final outcome of an arbitration involving parties other than Ladenburg. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In December 2005, a lawsuit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg, a Ladenburg employee, and another individual. The plaintiff alleges, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty, breach of contract, and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks compensatory damages in excess of $2,000 and punitive damages of $10,000. In November 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. On March 28, 2007, the court issued orders concerning two motions for reconsideration; as a result, the remaining claims against Ladenburg are the claims for fraud, breach of fiduciary duty, and breach of contract. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

The Company is a defendant in other litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of March 31, 2007, the Company’s subsidiaries are involved in several pending arbitrations in which claimants are seeking substantial amounts of damages. Where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability. Such liability amounted to approximately $567 at March 31, 2007 and $483 at December 31, 2006 (included in accounts payable and accrued liabilities). With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Deferred Underwriting Compensation

Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated in. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. As of March 31, 2007, Ladenburg had unrecorded potential deferred fees for SPAC-related transactions of $18,655, which, net of expenses, amounted to approximately $11,040.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
7.	Income Taxes

A provision for income taxes, which amounted to approximately $67 for the three months ended March 31, 2007, was a result of certain state and local taxes not measured on income, certain state taxes measured on income and the federal alternative minimum tax. The Company reflected the benefit of utilizing a portion of its net operating loss carryforward.

Deferred tax amounts as of March 31, 2007, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses were approximately $23,307. After consideration of all the evidence, both positive and negative, especially the fact the Company sustained operating losses during 2002 through 2005, management has determined that a valuation allowance at March 31, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At March 31, 2007, the Company had net operating loss carryforwards of approximately $46,424, expiring in various years from 2015 through 2026.

8.	Off-Balance-Sheet and Credit Risk

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

The clearing operations for the Company’s securities transactions are provided by one clearing broker. At March 31, 2007 and December 31, 2006, substantially all of the securities owned and the amounts due from clearing broker reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

9.	Notes Payable

On March 27, 2002, the Company borrowed $2,500 from New Valley LLC (“New Valley”), its former parent. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where the Company receives at least $5,000 in total proceeds. The terms of the loan restrict the Company from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the loans to the Company from an affiliate of Ladenburg’s clearing broker to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of these loans from the affiliate of the clearing broker. In December 2006, New Valley agreed to extend the maturity of the 2002 Loans to March 31, 2007. On February 13, 2007 the Company entered into a Debt Exchange Agreement (“Exchange Agreement”) with New Valley. Under the Exchange Agreement, New Valley will convert the principal amount of its notes into the Company’s common stock at an exchange price of $1.80 per share, representing the average closing price of the Company’s common stock for the 30 trading days ending on the date of the Exchange Agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange which will be paid in cash at or prior to such closing. The accrued interest on the notes was $1,618 at March 31, 2007. The consummation of the Debt Exchange is subject to shareholder approval at the Company’s annual meeting of shareholders, which is anticipated to be held during the second quarter of 2007. The Company expects to consummate such transaction once shareholder approval is obtained. New Valley and several shareholders affiliated with New Valley have committed to vote their shares of the Company’s common stock at the

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
shareholder meeting with respect to the debt exchange in accordance with the vote of a majority of votes cast at the meeting excluding the shares held by such parties.

The carrying amounts of notes payable to New Valley approximate fair value because of their variable interest rates which periodically adjust to reflect changes on overall market interest rates.

Liquidity

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

10.	Shareholders’ Equity

Warrants

As of March 31, 2007, outstanding warrants to acquire the Company’s common stock were as follows:

	Exercise	Number
Expiration Date	Price	of Shares
2013	$.95	500,000	(a)
2016	.94	825,000	(b)
2016	.96	966,667	(c)

		2,291,667

(a)	Does not include unvested warrants to acquire 1,000,000 shares, the exercisability of which is contingent upon the sole discretion of the Company’s Executive Committee.

(b)	Does not include unvested warrants to acquire 675,000 shares, the exercisability of which is contingent upon the renewal of certain employment contracts.

(c)	Does not include unvested warrants to acquire 1,933,333 shares, placed in escrow, the exercisability of which is contingent upon continued employment by certain employees.
Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of its common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program will be funded using approximately 15% of the Company’s EBITDA, as adjusted. As of March 31, 2007, no shares had been repurchased under the program.

11.	Stock Compensation Plans

Employee Stock Purchase Plan

In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. On November 1, 2006, the Company’s shareholders approved an

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
amendment to the Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 5,000,000 to 10,000,000. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock at a discount from the market price of the Company’s common stock. Option periods have been initially set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. In order for the Purchase Plan to be accounted for as non-compensatory under SFAS 123R, effective January 1, 2006, the discount was decreased to 5% below the market price of the Company’s common stock at the end of such option period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three-month period ended March 31, 2007, 70,973 shares of the Company’s common stock were issued to employees under the Purchase Plan, at approximately $2.54 per share, resulting in a capital contribution of $180.

Amended and Restated 1999 Performance Equity Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (“Option Plan”) which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. On November 1, 2006, the Company’s shareholders approved an amendment to the Option Plan to increase the number of shares of common stock available for issuance under the plan from 10,000,000 to 25,000,000 and to increase the annual limit on grants to any individual from 1,000,000 shares to 1,500,000 shares. Awards include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The Option Plan is administered by the compensation committee of the Board of Directors of LTS. Stock options granted under the Option Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through May 27, 2009 and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”). The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’s common stock; provided, however, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’s common stock. Options granted under the Option Plan generally vest in equal amounts on each of the anniversaries over three or four years. As of March 31, 2007, there were options to purchase 12,937,932 shares of common stock available for issuance under the Option Plan. A summary of the status of the Option Plan at March 31, 2007 and changes during the three months then ended are presented below:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding, December 31, 2006	11,043,311	$0.99

Granted	110,000	2.92
Exercised	(904,608)	0.76
Forfeited	(574,500)	1.44
Expired	—	—

Options outstanding, March 31, 2007	9,674,204	1.01	7.91	$16,549

Vested or expected to vest	4,895,708	1.15	7.00	7,872

Options exercisable, March 31, 2007	3,142,943	1.31	5.97	4,689

Non-Plan Options

Commencing in 2004, the Company has also granted stock options to certain recruited employees in conjunction with their employment agreements, which are outside of the Option Plan. In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC to continue as employees of Ladenburg. The Company granted to certain of these individuals options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested as to 10% of the shares immediately and will vest as to 22.5% of the shares on each of September 5, 2007, 2008, 2009 and 2010. A summary of the status of these options at March 31, 2007, and changes during the three months then ended are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding, December 31, 2006	8,500,000	$0.63

Granted	—	—
Exercised	(477,237)	0.64
Forfeited	(1,249,999)	0.64
Expired	—	—

Options outstanding, March 31, 2007	6,772,764	0.63	8.31	$13,827

Vested or expected to vest	2,945,803	0.57	8.18	6,190

Options exercisable, March 31, 2007	1,922,765	0.51	8.05	4,148

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
The weighted-average grant date fair value of employee options granted during the three months ended March 31, 2007 was $2.63. No options were granted during the three months ended March 31, 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Three Months Ended
March 31,
2007
Dividend yield	0.00%
Expected volatility	129.00%
Risk-free interest rate.	4.68%
Expected life (in years)	6
The Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the grants. The weighted average expected life for the 2007 grants of 6 years reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the 2007 option grants is based on historical volatility over the six years prior to the option grant date.

As of March 31, 2007, there was $3,750 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Option Plan and for other options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.39 years.

The total intrinsic value of options exercised during the three months ended March 31, 2007 amounted to $701. Tax benefits related to option exercise were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the three months ended March 31, 2007 and 2006, the non-cash compensation expense relating to stock options granted to employees amounted to $252 and $138, respectively. In addition, the non-cash compensation expense related to warrants granted to employees in connection with the Capitalink L.C. acquisition amounted to $743 for the three months ended March 31, 2007.

On September 1, 2005, the Company granted its Advisory Board stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price $0.51 per share. The options, which expire on August 31, 2015, vest 25% on each of the first four anniversaries of the date of grant. The Company recorded a charge of $251 and $35 for the fair value of the options for the three months ended March 31, 2007 and 2006, respectively, based on the Black-Scholes option pricing model. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Employee Stock Purchase Agreements

In 2005, the Company had entered into several employment agreements with newly hired employees pursuant to which the Company sold common stock to the employees. Where the sales price was below the fair market value of the stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense of $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation is being amortized over the initial term of the employees’ employment agreements, which are generally one to two years. During the three months ended March 31, 2007 and 2006, respectively, the Company amortized non-cash compensation expense of $54 and $505 relating to the sales of its common stock to new employees at prices below fair market value. At March 31, 2007, unearned employee stock-based compensation amounted to $36.

12.	Earnings Per Share

Basic income per common share is based on the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share utilizing the treasury stock method. The computations of basic and diluted per share data for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Net income	$874	$4,732

Basic weighted-average shares	154,092,696	141,591,068
Effect of dilutive securities:
Common stock options	12,720,560	698,897
Warrants to purchase common stock	260,661	—
Common stock held in escrow	468,183	—

Dilutive potential common shares	167,542,100	142,289,965

Net income per share:

Basic	$0.01	$0.03

Diluted	$0.01	$0.03

During 2007 and 2006, options and warrants to purchase 4,360,833 and 3,079,450 common shares, respectively, were not included in the computation of diluted income per share as the effect would have been anti-dilutive.

13.	Acquisitions

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

In connection with the transaction, 2,666,667 of the shares of common stock, warrants to purchase 1,933,333 shares of common stock and $667 in cash have been placed in escrow contingent upon continued employment of the selling shareholders, one-half of which will be released to the shareholders on June 3, 2007 and the balance on January 18, 2008. Accordingly, the fair value of the consideration placed in escrow of $4,937 will be accounted for as compensation over the 15 months it is held in escrow. Compensation expense of $823 had been recognized in 2006 and is estimated to amount to $3,948 for 2007 and $166 in 2008. Compensation expense of $854 was recognized in the quarter ended March 31, 2007. The remaining consideration of $2,455 has been accounted for as purchase price, of which $173 has been allocated to trade name with an estimated 10 year life and $2,282 has been allocated to relationships with an estimated four year life. The transaction resulted in an increase of $2,122 to additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. The 2,666,667 shares of common stock placed in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.

In February 2007, the former Capitalink office was vacated and the employees moved into the Company’s Miami office, as planned. The present value of the lease commitment amounting to ($463) is accounted for as purchase price, of which $33 has been allocated to trade name and $430 has been allocated to relationships.

The following unaudited pro forma information presents the Company’s condensed consolidated results of operations as if the acquisitions of BroadWall and Capitalink had occurred as of January 1, 2006. The pro forma amounts of net income reflect amortization of the amounts ascribed to intangibles acquired in the acquisitions and amortization of unearned employee stock-based compensation. In addition, pro forma basic per share date reflect the vested common shares issued and pro forma diluted per share data reflect common share equivalents attributable to unvested common shares and warrants calculated by the treasury stock method:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31, 2006
Total revenue	$17,266	(1)
Net income	4,699	(1)
Basic income per share	$0.03
Diluted income per share	$0.03
Weighted-average shares outstanding — basic	144,257,735
Weighted-average shares outstanding — diluted	144,956,632

(1)	Includes $4,779 net gain on NYSE merger transaction.
14.	Intangible Assets

As of March 31, 2007, intangible assets subject to amortization, all of which were acquired during 2006, consisted of the following:

	Gross Carrying	Accumulated
	Amount	Amortization
Customer accounts	$740	$41
Relationships	2,776	317
Trade name	211	10

	$3,727	$368
Aggregate amortization expense amounted to $224 for the three months ended March 31, 2007. The weighted-average amortization period for total amortizable intangibles is 5.61 years. Estimated amortization expense for each of the five succeeding years is as follows:

2007 (remaining portion of year)	$592
2008	$789
2009	$789
2010	$645
2011	$95

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share and Per Share Amounts)
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
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission, the NYSE and the National Association of Securities Dealers, Inc. and is a member of the Securities Investor Protection Corporation. Ladenburg had approximately 108 registered representatives and 58 other full time employees at March 31, 2007. Its private client services and institutional sales departments serve approximately 60,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.
Recent Developments
     Debt Exchange
     In February 2007, we entered into a Debt Exchange Agreement with New Valley to retire our remaining outstanding indebtedness. New Valley holds $5,000 principal amount of promissory notes due March 31, 2007. Pursuant to the agreement, New Valley has agreed to exchange the principal amount of its notes for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was $1,618 at March 31, 2007, will be paid in cash at or prior to the closing of the transaction.
     The completion of the transaction is subject to shareholder approval at our annual meeting of shareholders, which we anticipate holding during the second quarter of 2007. We expect to consummate the transaction once shareholder approval is obtained. Upon closing, the $5,000 principal amount of notes will be exchanged for approximately 2,777,778 shares of our common stock.
     Deferred Underwriting Compensation
     Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed and participated. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. As of March 31, 2007, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $18,655, which, net of expenses, amounted to approximately $11,040.
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
     The Capitalink transaction resulted in an increase of $2,122 of additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. Unearned employee stock-based compensation attributable to unvested equity instruments amounting to $4,270 will be recognized over the vesting period, of which $1,677 was recognized as of March 31, 2007. The 2,666,667 shares of common stock placed in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.
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
     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $30 and $1 for the three months ended March 31, 2007 and 2006, respectively.
     Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued approximately $567 and $483 for potential arbitration and lawsuit losses as of March 31, 2007 and December 31, 2006, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.
     Exit or Disposal Activities. During the fourth quarter of 2002, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the “cease-use date”). The fair value of the liability at the “cease-use date” shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property.
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
     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as March 31, 2007, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $23,739. After consideration of all the evidence, both positive and negative, especially the fact we sustained operating losses during 2005 and 2004, we have determined that a valuation allowance at March 31, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At March 31, 2007, we had net operating loss carryforwards of approximately $47,000, expiring in various years from 2015 through 2026.
     Expense Recognition of Employee Stock Options. Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires an entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options We adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned, (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) for all share-based payments granted subsequent to the adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, balances of unearned compensation attributable to awards granted prior to the adoption of SFAS No. 123R were netted against additional paid-in capital.
Results of Operations
     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include our accounts and the accounts of Ladenburg and our other wholly-owned subsidiaries.

	Three Months Ended March 31,
	2007	2006
Total revenue	$15,920	$14,794 (1)
Total operating expenses	14,979	10,048
Operating income	941	4,746
Net income	874	4,732 (1)
EBITDA and other adjustments	2,685	876
Add:
Interest income	30	65
Income tax benefit	—	—
Sale of NYSE membership	—	4,779
Less:
Interest expense	(120)	(124)
Income tax expense	(67)	(14)
Depreciation and amortization	(336)	(172)
Non-cash compensation	(1,318)	(678)
Net income	874	4,732

(1)	Includes $4,779 net gain on NYSE merger transaction
     Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets and non-cash compensation expense, is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, an important measure of our ability to generate cash flows to repurchase shares, service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA, as adjusted, eliminates the non-cash effect of tangible asset depreciation and amortization of intangible assets and stock-based compensation. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
     Our EBITDA, as adjusted, increased $1,809 in 2007 compared to 2006.
     Three months ended March 31, 2007 versus three months ended March 31, 2006
     Our net income for the quarter ended March 31, 2007 was $874 compared to $4,732 for the quarter ended March 31, 2006. The net income for the 2007 period includes $1,318 of non-cash compensation expense. The net income for the 2006 period includes a $4,779 net gain on the NYSE Merger and $678 of non-cash compensation expense.
     Our revenues for the three months ended March 31, 2007 increased $1,126 or 7.61% from the 2006 period primarily as a result of increased principal transactions of $4,023, increased investment banking fees of $2,604, increased investment advisory fees of $142 offset by a decrease in commissions of $819 and the net gain in 2006 on the NYSE merger of $4,779.
     Excluding non-cash compensation of $1,318 in 2007 and $678 in 2006, our expenses increased $4,290 or 45.8% from the 2006 period primarily as a result of increased variable costs, which corresponds with the increase in revenues from operations.
     The $4,023 (259.55%) increase in net principal transactions was primarily the result of increased institutional sales credits from greater participation in initial and secondary public offerings, including those for which Ladenburg was a lead manager or co-manager of the underwriting or was part of the selling group.
     The $2,604 (323.48%) increase in investment banking fees was primarily the result of an increase in the number of public offerings where Ladenburg acted as either a lead or co-manager from three offerings in 2006 to six offerings in 2007, and an increase in advisory and valuation work resulting from the addition of the Capitalink investment banking group.
     The $819 (15.53%) decrease in commissions is primarily due to an increase in principal transactions.
     The $142 (24.87%) increase in investment advisory fees was due to an increase in assets under management.
     The $3,634 (55.0%) increase in compensation and benefits expense was primarily due to an increase in producers compensation as a result of the increase in revenues from operations and a $303 increase in salaries and benefits, due to acquisitions made in the third and fourth quarters of 2006.
     The $641 (94.54%) increase in non-cash compensation is primarily a result of an increase in employee compensation expense of $115, an increase of $234 for options granted to the advisory board and an increase of $743 for the amortization of unearned compensation for warrants and common stock held in escrow for the principal shareholders of Capitalink, which is being amortized over 15 months beginning on October 18, 2006, the date of acquisition. These amounts were offset by a decrease of $451 in the amortization of unearned compensation from stock issued to employees in 2005 at below market prices.
     The $277 (41.41%) increase in brokerage, communication and clearance fees is primarily attributable to an increase in the institutional trading revenues, the addition of a third party trading platform and increased news and quotes subscriptions attributable to new personnel in the institutional and investment banking departments.
     The $376 (58.57%) increase in other expenses is primarily due to an increase in travel and entertainment, office expense and firm insurance, as a result of the addition of new office space and personnel in the second half of 2006.
     The $353 (51.31%) decrease in rent and occupancy (net of sublease revenue) was primarily due to the subletting of the entire 34th floor of Ladenburg’s former New York City office during the first quarter of 2006 and moving to its current New York City office.

     Income tax expense was $67 and $14 for the three months ended March 31, 2007 and 2006, respectively. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2005 and 2004, management has determined that a valuation allowance at March 31, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2007 and 2006 periods does not bear a customary relationship to effective tax rates as a result of unrecognized net operating losses.
Liquidity and Capital Resources
     Approximately 63.8% of total assets consist of cash and cash equivalents, securities owned and receivable from our clearing broker, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Ladenburg is subject to the net capital rules of the SEC. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At March 31, 2007, Ladenburg’s regulatory net capital, as defined, of $17,622 which exceeded its minimum capital requirement of $500 by $17,122. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service our debt. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.
     Our primary sources of liquidity include the sale of our securities, financing activities and our anticipated cash inflows from operations.
     Net cash flows used in operating activities for the three months ended March 31, 2007 was $1,691 as compared to $6,656 for the 2006 period.
     Net cash flows used in investing activities amounted to $251 and $61 for the three months ended March 31, 2007 and 2006, respectively. These investing activities relate principally to the purchase of customer relationships, leasehold improvements and enhancements to computer equipment.
     There was $1,669 of cash flows provided by financing activities for the three months ended March 31, 2007, reflecting a decrease in restricted assets of $1,090 and $578 received for the issuance of common stock through our Employee Stock Purchase Plan and the exercising of employee stock options. There was $235 of cash flows used in financing activities for the three months ended March 31, 2006, reflecting an increase in restricted assets of $301 net of $66 received for the issuance of common stock through our Employee Stock Purchase Plan.
     At March 31, 2007, we are obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $50,000 through 2015, exclusive of escalation charges and have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $33,000 through such date. The obligation excludes the lease referred to in the following paragraph. In addition, one of the leases obligates us to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $350 through June 2015.
     On March 27, 2002, we borrowed $2,500 from New Valley, our former parent. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where we receive at least $5,000 in total proceeds. The terms of the loan restrict us from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding. On July 16, 2002, we borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the loans to us from an affiliate of our clearing broker to extend the maturity of the 2002 Loans to December 31, 2006 and to subordinate the 2002 Loans to the repayment of these loans from an affiliate of our clearing broker. In December 2006, New Valley agreed to extend the maturity of the 2002 Loans to March 31, 2007.
     In February 2007, we entered into a Debt Exchange Agreement with New Valley to retire our remaining outstanding indebtedness. New Valley holds $5,000 principal amount of promissory notes due March 31, 2007. Pursuant to the agreement, New Valley has agreed to exchange the principal amount of its notes for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the agreement. The promissory notes will continue to accrue interest through the closing of the debt exchange. The accrued interest on the notes, which was $1,618 at March 31, 2007, will be paid in cash at or prior to the closing of the transaction.
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
     In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program will be funded using approximately 15% of our EBITDA, as adjusted. As of March 31, 2007, no shares had been repurchased under the program.
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
     We maintain inventories of trading securities. At March 31, 2007, the fair market value of our inventories was $686 in long positions. We did not hold any short positions as of March 31, 2007. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at March 31, 2007 will not have a material adverse effect on our consolidated financial position or results of operations.
Special Note Regarding Forward-Looking Statements
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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
     There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report or Form 10-K, as amended, for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     Other than as reported on Current Reports on Form 8-K filed during the quarter ended March 31, 2007, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during such quarter.
Issuer Purchases of Equity Securities
     Our purchases of our common stock during the first quarter of 2007 were as follows:

			Total Number	Maximum Number
			of Shares	of Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1 to January 31, 2007	113,989 (1)	$1.89	—	—
February 1 to February 28, 2007	171,598 (1)	$2.10	—	—
March 1 to March 31, 2007	7,018 (1)	$2.85	—	2,500,000 (2)

Total	292,605	$2.04	—	2,500,000

(1)	Represents delivery of shares to us in payment of exercise price in connection with exercise of employee stock options for 798,292 shares during the first quarter of 2007.

(2)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program will be funded using approximately 15% of our EBITDA, as adjusted. As of March 31, 2007, no shares had been repurchased under the program.

Item 5.	OTHER INFORMATION
     Shareholders who wish to present any shareholder proposal or director nomination for the 2007 Annual Meeting of Shareholders, which we expect to hold in June 2007, must give notice by May 21, 2007 to our Corporate Secretary at the following address: Ladenburg Thalmann Financial Services, Inc., Attention: Corporate Secretary, 153 East 53rd Street, 49th Floor, New York, New York 10022.

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

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: May 10, 2007	By:	/s/ Diane Chillemi
Diane Chillemi
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)