Form 10-Q
period 2007-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2007-08-07
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of August 2, 2007, there were outstanding 160,541,158 shares of the registrant’s common stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$5,830	$6,983
Securities owned, at market value	1,079	204
Receivable from clearing broker	28,152	24,851
Receivables from other broker-dealers	7,735	4,249
Exchange memberships owned, at historical cost	120	120
NYSE Euronext common stock, not readily marketable	1,261	1,228
Investment in fund manager	384	448
Furniture, equipment and leasehold improvements, net	691	706
Restricted assets	311	1,398
Intangible assets, net of accumulated amortization of $567 and $144	3,167	3,035
Other assets	4,310	4,121

Total assets	$53,040	$47,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at market value	$947	$2,037
Accrued compensation	6,059	3,764
Accounts payable and accrued liabilities	4,898	5,152
Deferred rent credit	1,562	1,552
Accrued interest to former parent	—	1,504
Notes payable to former parent	—	5,000
Total liabilities	13,466	19,009

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:

Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 160,358,548 and 155,972,805	16	15
Additional paid-in capital	142,694	132,346
Accumulated deficit	(103,136)	(104,027)

Total shareholders’ equity	39,574	28,334

Total liabilities and shareholders’ equity	$53,040	$47,343

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:

Commissions	$4,453	$4,382	$8,908	$9,656
Principal transactions, net	6,967	1,011	12,540	2,561
Investment banking fees	3,783	641	7,192	1,446
Investment advisory fees	673	625	1,386	1,196
Interest and dividends	651	685	1,316	1,337
Syndications and underwritings	1,725	728	2,578	1,563
Gain on NYSE merger transaction	—	—	—	4,859
Realized and unrealized gain (loss) on NYSE Euronext restricted common stock	(24)	(921)	33	(1,001)
Other	299	306	494	634

Total revenues	18,527	7,457	34,447	22,251

Expenses:

Compensation and benefits	10,685	5,224	20,926	11,831
Non-cash compensation	1,406	463	2,724	1,141
Brokerage, communication and clearance fees	919	756	1,865	1,425
Rent and occupancy, net of sublease revenues	413	434	748	1,122
Professional services	1,346	439	2,010	907
Interest	152	132	272	256
Depreciation and amortization	249	156	585	328
Loss on extinguishment of debt	1,833	—	1,833	—
Other	1,413	1,153	2,432	1,795

Total expenses	18,416	8,757	33,395	18,805

Income (loss) before income taxes	111	(1,300)	1,052	3,446

Income taxes	94	25	161	39

Net income (loss)	$17	$(1,325)	$891	$3,407

Income (loss) per common share:
Basic	$0.00	$(0.01)	$0.01	$0.02

Diluted	$0.00	$(0.01)	$0.01	$0.02

Number of shares used in computation:
Basic	155,103,973	150,043,231	154,601,208	145,840,498

Diluted	167,742,762	150,043,231	167,645,224	148,718,854

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	155,972,805	$15	$132,346	$(104,027)	$28,334

Issuance of shares of common stock under employee stock purchase plan	114,190	—	274	—	274

Exercise of stock options, net of 329,352 shares tendered in payment of exercise price and 26,648 used in cashless exercise	1,493,775	1	517	—	518

Stock options granted to members of former Advisory Board and consultants	—	—	333	—	333

Stock-based compensation to employees	—	—	2,391	—	2,391

Issuance of shares of common stock in exchange for promissory notes payable to former parent	2,777,778	—	6,833	—	6,833

Net income	—	—	—	891	891

Balance, June 30, 2007	160,358,548	$16	$142,694	$(103,136)	$39,574

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$891	$3,407
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	162	328
Amortization of deferred rent credit	10	24
Amortization of intangible assets	423	—
Non-cash compensation expense	2,724	1,141
Accrued interest	228	244
Loss on extinguishment of debt	1,833	—
Gain on NYSE merger transaction	—	(4,859)
Loss on disposal	114	—

Decrease (increase) in operating assets:
Securities owned	(874)	1,758
NYSE Euronext common stock, not readily marketable	(33)	4,499
Receivable from clearing broker	(3,301)	3,404
Receivable from other broker-dealers	(3,486)	(1,838)
Other assets	(126)	(285)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(1,090)	(8,852)
Accrued compensation	2,295	(1,439)
Accounts payable and accrued liabilities	(2,448)	(3,608)

Net cash used in operating activities	(2,678)	(6,076)

Cash flows from investing activities:
Acquisition of relationships and customer accounts	(92)	—
Purchase of furniture, equipment and leasehold improvements.	(261)	(231)
Other	—	41

Net cash used in investing activities	(353)	(190)

Cash flows from financing activities:
Decrease (increase) in restricted assets	1,086	(57)
Issuance of common stock, other than private equity offering	792	469
Private equity offering	—	3,676

Net cash provided by financing activities	1,878	4,088

Net decrease in cash and cash equivalents	(1,153)	(2,178)
Cash and cash equivalents, beginning of period	6,983	10,936

Cash and cash equivalents, end of period	$5,830	$8,758

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Supplemental cash flow information:

Interest paid	$1,732	$9

Taxes paid	15	216

Non-cash financing transactions:

Lease commitment capitalized as part of Capitalink acquisition	$463	$—

Issuance of shares of common stock in exchange for promissory notes payable to former parent	5,000	—
See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
1.	Principles of Reporting and Description of Business

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

The interim financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statement of financial condition at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statement presentation. The notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, filed with the Securities and Exchange Commission (“SEC”) provide additional disclosures and a description of accounting policies.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading, research, investment banking, asset management and underwriting activities. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, Financial Industry Regulatory Authority, Commodities Futures Trading Commission, Municipal Securities Rulemaking Board and National Futures Association.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
2.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, as of June 30, 2007 and December 31, 2006 are as follows:

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
June 30, 2007
Common stock	$1,066	$947
Municipal obligations	6	—
U. S. Government obligations	6	—
Corporate bonds	1	—

	$1,079	$947

December 31, 2006
Common stock	$197	$2,032
Municipal obligations	—	—
U. S. Government obligations	6	—
Corporate bonds	1	5

	$204	$2,037

At June 30, 2007 securities sold, but not yet purchased were principally comprised of arbitrage positions and at December 31, 2006 securities sold, but not yet purchased were principally securities sold pursuant to an underwriters’ over-allotment.

As of June 30, 2007 and December 31, 2006, approximately $1,045 and $167, respectively, of the securities owned are deposited with the Company’s clearing broker, and pursuant to the agreement, the securities may be sold or hypothecated by the clearing broker.

3.	Recently Issued Accounting Principles

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
As a result of the NYSE Merger, Ladenburg’s NYSE membership was converted into $371 in cash (including the permitted dividend) and 80,177 shares of NYSE Group common stock. The shares of NYSE Group common stock received in the NYSE Merger are subject to a three-year restriction on transfer. The restriction expires in three equal installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion. Ladenburg accounted for its investment in the NYSE Group restricted common stock at the estimated fair value with changes in fair value reflected in operations. The shares were valued at a discount from the published market value as a result of the transfer restrictions.

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

On March 7, 2007, 1,552 of the 28,277 shares began the last year of the restriction and are being classified as trading securities at June 30, 2007. Accordingly, such shares are being valued at quoted market price as opposed to cost, resulting in an unrealized gain of $33 for the six months ended June 30, 2007. In addition, in June 2007, the transfer restriction on these 1,552 shares was removed by the issuer.

In April 2007, in connection with its acquisition of Euronext N.V., NYSE Group was merged into a newly-formed subsidiary of NYSE Euronext, a newly-formed corporation, pursuant to which each share of NYSE Group was converted into one share of NYSE Euronext. The newly-issued NYSE Euronext shares are subject to the same transfer restrictions which applied to the NYSE Group shares prior to the merger. As NYSE Group was considered the acquiring entity for accounting purposes, the Company continues to carry its investment in the restricted NYSE Euronext shares at cost. As of June 30, 2007, the estimated fair value of the 26,725 restricted NYSE Euronext shares exceeded their carrying value by $533.

Included in revenues for the year ended December 31, 2006 is a gain on the NYSE Merger of $4,859, representing the difference between the estimated fair value of consideration received in the merger of $5,727 and Ladenburg’s carrying value of its membership of $868, and realized losses of $1,001($921 recognized in the second quarter of 2006), consisting of a loss of $440 on the sale of 51,900 shares and a loss of $561 representing the decline in the fair value of the 28,277 remaining NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At June 30, 2007, Ladenburg had net capital, as defined, of $20,727, which exceeded its minimum capital requirement of $500 by $20,227.

Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
6.	Contingencies

Litigation and Regulatory Matters

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, Pershing LLC and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part; in July 2006, Ladenburg’s motion to reconsider portions of that decision was denied. Ladenburg has requested that the Court dismiss the entire action; that request is pending. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

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

Ladenburg is a defendant in other litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of June 30, 2007, the Company’s subsidiaries are involved in several pending arbitrations in which claimants are seeking substantial amounts of damages. Where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability. Such liability amounted to approximately $546 at June 30, 2007 and $483 at December 31, 2006 (included in accounts payable and accrued liabilities). With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Deferred Underwriting Compensation

Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated in. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months of the respective date of the offering, or not received at all if a business combination transaction has not been completed during such time period. As of June 30, 2007, Ladenburg had unrecorded potential deferred fees for SPAC-related transactions of $25,971, which, net of commissions and related expenses, amounted to approximately $16,000.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
7.	Income Taxes

A provision for income taxes which amounted to approximately $161 for the six months ended June 30, 2007 was a result of certain state and local taxes not measured on income, certain state taxes measured on income and the federal alternative minimum tax. As a result of utilizing a portion of its net operating loss carryforwards, no provision for federal income taxes, other than in alternative minimum tax, is reflected in the accompanying statements of operations for such period.

Deferred tax amounts as of June 30, 2007, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses were approximately $23,800. After consideration of all the evidence, both positive and negative, especially the fact the Company sustained operating losses during 2005 and 2004, management has determined that a valuation allowance at June 30, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At June 30, 2007, the Company had net operating loss carryforwards of approximately $46,500, expiring in various years from 2015 through 2026.

8.	Off-Balance-Sheet Risk

Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Ladenburg has agreed to indemnify its clearing broker for any resulting losses. Ladenburg continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for Ladenburg’s securities transactions are provided by one clearing broker. At June 30, 2007 and December 31, 2006, substantially all of the securities owned and the amounts due from clearing broker reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

9.	Notes Payable

On March 27, 2002, the Company borrowed $2,500 from New Valley LLC (“New Valley”), its former parent. The loan, which bore interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where the Company received at least $5,000 in total proceeds. On July 16, 2002, the Company borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the “2002 Loans”) on the same terms as the March 2002 loan. In November 2002, New Valley agreed in connection with the loans to the Company from an affiliate of Ladenburg’s clearing broker to extend the maturity of the 2002 Loans to December 31, 2006. In December 2006, New Valley agreed to extend the maturity of the 2002 Loans to March 31, 2007. On February 13, 2007 the Company entered into a Debt Exchange Agreement (“Exchange Agreement”) with New Valley. Under the Exchange Agreement, New Valley agreed to exchange the principal amount of the notes for shares of the Company’s common stock at an exchange price of $1.80 per share, representing the average closing price of the Company’s common stock for the 30 trading days ending on the date of the Exchange Agreement. The promissory notes continued to accrue interest through the closing of the debt exchange.

On June 29, 2007, after the Company’s shareholders approved the debt exchange at the Company’s annual meeting of shareholders, the Company exchanged 2,777,778 shares for the principal amount of the notes and paid $1,732 to New Valley for accrued interest on the loans. The exchange resulted in a loss on extinguishment of debt of $1,833 representing the excess of the quoted market value of the 2,777,778 shares of stock at the date of the Exchange Agreement ($2.46 per share) over the carrying amount of the notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
The carrying amounts of notes payable to New Valley approximated fair value because of their variable interest rates which periodically adjusted to reflect changes in overall market interest rates.

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

10.	Shareholders’ Equity

Warrants

As of June 30, 2007, outstanding warrants to acquire the Company’s common stock were as follows:

	Exercise	Number
Expiration Date	Price	of Shares
2013	$.95	500,000	(a)
2016	.94	825,000	(b)
2016	.96	1,933,334	(c)

		3,258,334

(a)	Does not include unvested warrants to acquire 1,000,000 shares, the exercisability of which is contingent upon the sole discretion of the Company’s Executive Committee. In July 2007, the Company’s Executive Committee decided not to allow the exercise of 500,000 of these unvested warrants to acquire shares. The Company’s Executive Committee has not yet made a determination on the exercisability of the remaining unvested warrants to acquire 500,000 shares.

(b)	Does not include unvested warrants to acquire 675,000 shares, the exercisability of which is contingent upon the renewal of certain employment contracts.

(c)	Does not include unvested warrants to acquire 966,666 shares placed in escrow, the exercisability of which is contingent upon continued employment by certain employees.
Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of its common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program will be funded using approximately 15% of the Company’s EBITDA, as adjusted. As of June 30, 2007, no shares had been repurchased under the program.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
11.	Stock Compensation Plans

Employee Stock Purchase Plan

In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. On November 1, 2006, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 5,000,000 to 10,000,000. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock at a discount from the market price of the Company’s common stock. Option periods have been initially set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. In order for the Plan to be accounted for as non-compensatory under SFAS 123R, effective January 1, 2006, the discount was decreased to 5% below the market price of the Company’s common stock at the end of such option period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three-month and six-month periods ended June 30, 2007, 43,217 and 114,190 shares of the Company’s common stock were issued to employees under the Purchase Plan, at approximately $2.19 and $2.40 per share, respectively, resulting in a capital contribution of $94 and $274, respectively.

Amended and Restated 1999 Performance Equity Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (“Option Plan”) which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. On November 1, 2006, the Company’s shareholders approved an amendment to the Option Plan to increase the number of shares of common stock available for issuance under the plan from 10,000,000 to 25,000,000 and to increase the annual limit on grants to any individual from 1,000,000 shares to 1,500,000 shares. Awards include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The Option Plan is administered by the compensation committee of the Board of Directors of LTS. Stock options granted under the Option Plan may be incentive stock options or non-qualified stock options. An incentive stock option may be granted only through May 27, 2009 and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”)). The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’s common stock; provided, however, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’s common stock. Options granted under the Option Plan generally vest in equal amounts on each of the anniversaries of the grant date over three or four years. As of June 30, 2007, there were options to purchase 12,797,725 shares of common stock available for issuance under the Option Plan. A summary of the status of the Option Plan at June 30, 2007 and changes during the six months then ended are presented below:

			Weighted-Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Options outstanding, December 31, 2006	11,043,311	$0.99
Granted	410,000	2.60
Exercised	(1,349,775)	0.71
Forfeited	(734,293)	1.55
Expired	—	—

Options outstanding, June 30, 2007	9,369,243	1.06	7.71	$12,409

Vested or expected to vest	5,410,161	1.16	6.92	6,843

Options exercisable, June 30, 2007	3,349,703	1.32	5.76	3,946

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
On July 26, 2007, the Company granted ten-year stock options to purchase 1,200,000, 600,000, 600,000 and 300,000 shares of Company common stock at an exercise price of $2.30 per share to Dr. Phillip Frost, Richard Lampen, Mark Zeitchick and Howard Lorber, respectively. Dr. Frost and Mr. Lorber serve as directors of the Company and Messrs. Lampen and Zeitchick serve as executive officers and directors of the Company. The exercise price was in excess of the fair value ($1.75) of the Company’s common stock on the grant date. The options vest in four equal annual installments beginning on the first anniversary of the grant date, subject to earlier vesting upon the recipient’s death or disability or a change of control of the Company.

Non-Plan Options

The Company has also granted stock options to certain recruited employees in conjunction with their employment agreements, which are outside of the Option Plan. In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC to continue as employees of Ladenburg. The Company granted to certain of these individuals options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested as to 10% of the shares immediately and will vest as to 22.5% of the shares on each of September 5, 2007, 2008, 2009 and 2010. A summary of the status of these options at June 30, 2007, and changes during the six months then ended are presented below:

			Weighted-Average
		Weighted-Average	Remaining
		Exercise	Contractual Term	Aggregate Intrinsic
	Shares	Price	(Years)	Value
Options outstanding, December 31, 2006	8,500,000	$0.63
Granted	—	—
Exercised	(500,001)	0.64
Forfeited	(1,249,999)	0.64
Expired	—	—

Options outstanding, June 30, 2007	6,750,000	0.63	8.07	$11,284

Vested or expected to vest	3,537,165	0.59	7.96	6,066

Options exercisable, June 30, 2007	2,150,001	0.53	7.82	3,813

The weighted-average grant date fair value of employee options granted for plan and non-plan options during the six months ended June 30, 2007 was $2.34. No options were granted during the six months ended June 30, 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

June 30, 2007
Dividend yield	0.00%
Expected volatility	128.91%
Risk-free interest rate.	4.76%
Expected life (in years)	6

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
The Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the grants. The weighted average expected life for the 2007 grants of six years reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the 2007 option grants is based on historical volatility over the six years prior to the option grant date.

As of June 30, 2007, there was $4,234 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Option Plan and for options granted outside of the Option Plan. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.37 years.

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 amounted to $1,627 and $162, respectively. Tax benefits related to options exercised were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the three months ended June 30, 2007 and 2006, the non-cash compensation expense relating to stock option agreements granted to employees amounted to $452 and $140, respectively, and for the six months ended June 30, 2007 and 2006, the non-cash compensation expense amounted to $704 and $278, respectively. In addition, the non-cash compensation expense related to warrants granted to employees in connection with the acquisition of Capitalink L.C., a registered broker dealer providing investment banking services (“Capitalink”), for the three and six months ended June 30, 2007 amounted to $854 and $1,597, respectively.

On September 1, 2005, the Company granted the members of its former Advisory Board stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.51 per share. The options, which expire on August 31, 2015, vest in equal amounts on each of the first four anniversaries of the date of grant. The Company recorded a charge of $56 and $156 for the fair value of the options for the three months ended June 30, 2007 and 2006, respectively, and $307 and $191 for the six months ended June 30, 2007 and 2006, respectively. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.

Employee Stock Purchase Agreements

In 2005, the Company entered into several employment agreements with newly hired employees pursuant to which the Company sold common stock to the employees. Where the sales price was below the fair market value of the stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense of $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation is being amortized over the initial term of the employees’ employment agreements, which are generally one to two years. During the three and six months ended June 30, 2007 and 2006, respectively, the Company amortized non-cash compensation expense of $36 and $166, and $90 and $672, respectively, relating to the sales of its common stock to new employees at prices below fair market value. At June 30, 2007, there was no unearned employee stock-based compensation.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
12.	Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic and diluted per share data are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$171	$(1,325)	$891	$3,407

Basic weighted-average shares	155,103,973	150,043,231	154,601,128	145,840,498
Effect of dilutive securities:
Common stock options	9,608,951	—	10,071,491	2,878,356
Warrants to purchase common stock	1,259,225	—	1,150,932	—
Common stock held in escrow	1,770,613	—	1,821,673	—

Dilutive potential common shares	167,742,762	150,043,231	167,645,224	148,718,854
Net income per share:
Basic	$0.00	$(0.01)	$0.01	$0.02

Diluted	$0.00	$(0.01)	$0.01	$0.02

During the three and six months ended June 30, 2007 and 2006, options and warrants to purchase 3,407,735 and 3,881,784 common shares, respectively, were not included in the computation of diluted income per share as the effect would have been anti-dilutive.

13.	Acquisitions

BroadWall

On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts and registered representatives and employees of BroadWall Capital LLC (“BroadWall”). In connection with this acquisition, the Company issued to BroadWall ten-year warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.94 per share. The warrants became exercisable as to 150,000 shares immediately upon grant and will become exercisable as to 337,500 shares on each of September 11, 2007, 2008, 2009 and 2010 contingent upon the continued employment of two former employees of BroadWall, both of whom have entered into two-year employment agreements with the Company. Such individuals had a 40% ownership interest in BroadWall. Accordingly, the Company has valued 825,000 of the warrants that vest over the two-year term of the employment agreements at $698 representing consideration for the acquisition. The remaining warrants, representing contingent consideration, will be recorded as additional purchase price if and when the Company renews the employees’ employment contracts. The value of the warrants, together with legal costs related to the acquisition, has been assigned to customer accounts (included in intangible assets, net), which is being amortized to expense over an estimated life of ten years.

Capitalink

On October 18, 2006, the Company, for an aggregate consideration of $7,392, acquired Telluride Holdings, Inc. (“Telluride”) through a merger into a newly formed subsidiary of the Company. Telluride owned 100% of Capitalink. The consideration consisted of $1,000 in cash, 4,000,000 shares of the Company’s common stock valued at $3,840 and ten-year warrants to purchase 2,900,000 shares of the Company’s common stock at an exercise price of $0.96 per share valued at $2,552. Warrants to purchase 966,666 shares of common stock are immediately exercisable and the remaining warrants will become immediately exercisable upon their release from escrow as described below. In connection with the merger, Ladenburg entered into three-year employment agreements with each of Telluride’s three shareholders.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
In connection with the transaction, 2,666,667 of the shares of common stock, warrants to purchase 1,933,333 shares of common stock and $667 in cash have been placed in escrow contingent upon continued employment of the selling shareholders, one-half of which was released to the shareholders in June 2007 and the balance will be released on January 18, 2008. Accordingly, the fair value of the consideration placed in escrow of $4,937 is being accounted for as compensation over the 15 month escrow period. Compensation expense of $823 had been recognized in the fourth quarter of 2006 and is estimated to amount to $3,948 for 2007 and $166 in 2008. Compensation expense of $987 and $1,975 was recognized in the three-month and six-month periods ended June 30, 2007. The remaining consideration of $2,455 has been accounted for as purchase price, of which $173 has been allocated to trade name with an estimated ten year life and $2,282 has been allocated to relationships with an estimated four year life. The transaction resulted in an increase of $2,122 to additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. The 2,666,667 shares of common stock placed in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.

In February 2007, the former Capitalink office was vacated and the employees moved into the Company’s Miami office, as planned. The present value of the lease commitment amounting to $463 has been accounted for as purchase price, of which $33 has been allocated to trade name and $430 has been allocated to relationships.

The following unaudited pro forma information presents the Company’s condensed consolidated results of operations as if the BroadWall and Capitalink acquisitions had occurred as of January 1, 2006. The pro forma amounts of net income reflect amortization of the amounts ascribed to intangibles acquired in the acquisitions and amortization of unearned employee stock-based compensation. In addition, pro forma basic per share data reflect the vested common shares issued and pro forma diluted per share data reflect common share equivalents attributable to unvested common shares and warrants calculated by the treasury stock method:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Total revenue	$9,726	$26,323
Net income (loss)	(1,590)	2,268
Basic earnings (loss) per share	(0.01)	0.02
Diluted earnings (loss) per share	(0.01)	0.01
Weighted average shares outstanding — basic	151,703,331	147,337,849
Weighted average shares outstanding — diluted	158,559,376	151,489,739
14.	Intangible Assets

At June 30 2007, intangible assets subject to amortization, all of which were acquired during 2006, consisted of the following:

	Gross Carrying	Accumulated
	Amount	Amortization
Customer accounts	$740	$59
Relationships	2,783	493
Trade name	211	15

	$3,734	$567

Aggregate amortization expense amounted to $199 and $423 for the three and six months ended June 30, 2007, respectively. The weighted-average amortization period for total amortizable intangibles is 5.66 years. Estimated amortization expense for each of the five succeeding years is as follows:

2007 (remaining portion of year)	$395
2008	$791
2009	$791
2010	$646
2011	$95

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share and Per Share Amounts)
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
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Ladenburg had approximately 93 registered representatives and 71 other full time employees at June 30, 2007. Its private client services and institutional sales departments serve approximately 22,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.
Recent Developments
          Annual Meeting
     On June 29, 2007, we held our annual meeting of shareholders. At the annual meeting, our shareholders (i) re-elected each of Henry C. Beinstein, Robert J. Eide, Phillip Frost, Brian S. Genson, Saul Gilinski, Richard M. Krasno, Richard J. Lampen, Howard M. Lorber, Jeffrey S. Podell, Richard J. Rosenstock and Mark Zeitchick to serve as directors for the ensuing year and until their successors are elected and qualified and (ii) approved the debt exchange described below.
     Debt Exchange
     In February 2007, we entered into a debt exchange agreement with New Valley LLC (“New Valley”) to retire our remaining outstanding indebtedness. Pursuant to the agreement, New Valley agreed to exchange the $5,000 principal amount of our promissory notes held by New Valley for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the debt exchange agreement. The promissory notes continued to accrue interest through the closing of the debt exchange.
     The completion of the transaction was subject to shareholder approval, which was obtained at our annual shareholders meeting on June 29, 2007. On that date, we issued 2,777,778 shares of our common stock in exchange for the $5,000 principal amount of notes and we paid accrued interest on the notes of $1,732 to New Valley. The exchange resulted in a loss of $1,833 representing the excess of the quoted market value of the 2,777,778 shares of stock at the date of the exchange agreement ($2.46 per share) over the carrying amount of the notes.
     Deferred Underwriting Compensation
     Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed and participated. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months of the respective date of the offering, or not received at all if a business combination transaction is not completed during such time period. As of June 30, 2007, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $25,971, which, net of expenses, amounted to approximately $16,000.

     Option Grants
     On July 26, 2007, we granted ten-year stock options to purchase 1,200,000, 600,000, 600,000 and 300,000 shares of our common stock at an exercise price of $2.30 per share to Dr. Phillip Frost, Richard Lampen, Mark Zeitchick and Howard Lorber, respectively. Dr. Frost and Mr. Lorber serve as directors of our company and Messrs. Lampen and Zeitchick serve as executive officers and directors of our company. The exercise price was in excess of the fair value of our common stock on the grant date ($1.75). The options vest in four equal annual installments beginning on the first anniversary of the grant date, subject to earlier vesting upon the recipient’s death or disability or if we undergo a change of control.
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
     On October 18, 2006, we consummated the transactions contemplated by an agreement and plan of merger, dated as of September 6, 2006, with Telluride Acquisition, Inc., our wholly-owned subsidiary, Telluride Holdings, Inc. and each of James S. Cassel, Scott Salpeter and Barry Steiner, the shareholders of Telluride Holdings. Telluride Holdings is the parent of Capitalink, L.C., a Miami-based investment banking firm which provides services to middle-market and emerging growth companies. In exchange for all the capital stock of Telluride Holdings, we paid Messrs. Cassel, Salpeter and Steiner $1,000 in cash and issued to them (i) 4,000,000 shares of our common stock and (ii) ten-year warrants to purchase 2,900,000 shares of our common stock at an exercise price of $0.96 per share. Warrants to purchase 966,666 shares of our common stock are immediately exercisable and the remaining warrants will become immediately exercisable upon their release from escrow as described below. In connection with the merger, Ladenburg entered into three-year employment agreements with each of Messrs. Cassel, Salpeter and Steiner. Mr. Cassel became Vice Chairman, Senior Managing Director and Head of Investment Banking of Ladenburg, and each of Messrs. Salpeter and Steiner became Managing Directors — Investment Banking of Ladenburg. Of the consideration issued to Messrs. Cassel, Salpeter and Steiner, (x) 2,666,667 of the shares, (y) warrants to purchase 1,933,333 shares of common stock and (z) $667 in cash have been placed in escrow. One-half of the escrow amount was released to the shareholders on June 3, 2007 and the remaining half of the escrow amount will be released on January 18, 2008; provided, however, that (i) if any of such shareholder’s employment is terminated by Ladenburg “without cause,” or by the shareholder for “good reason,” or upon his death or disability, or if we undergo a change of control, then such shareholder’s pro rata portion of the escrow amount will be released to him; and (ii) if any of such shareholder’s employment is terminated for any reason other than as a result of an event set forth in the preceding clause, then such shareholder’s pro rata portion of the escrow amount will be returned to us.
     The Capitalink transaction resulted in an increase of $2,122 of additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. Unearned employee stock-based compensation attributable to unvested equity instruments amounting to $4,270 will be recognized over the vesting period, of which $2,420 was recognized as of June 30, 2007. The 1,333,333 shares of common stock remaining in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.

     We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash or debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to consummate any such potential acquisitions on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.
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
     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial consultants, of $34 and $21 for the six months ended June 30, 2007 and 2006, respectively.
     Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Where we believe that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we have provided a liability. We accrued approximately $546 and $483 for potential arbitration and lawsuit losses as of June 30, 2007 and December 31, 2006, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.
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
     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of a company’s assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax amounts at June 30, 2007, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, were $23,800. After consideration of all the evidence, both positive and negative, especially the fact we sustained operating losses during 2005 and 2004, we have determined that a valuation allowance at June 30, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At June 30, 2007, we had net operating loss carryforwards of approximately $46,500, expiring in various years from 2015 through 2026.
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
Results of Operations
     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of Ladenburg and our other wholly-owned subsidiaries.

	Three months ended June 30,			Six months ended June 30,
	2007	2006		2007	2006
Total revenue	$18,527	$7,457	(2)	$34,447	$22,251 (2)
Total operating expenses	18,416 (1)	8,757		33,395 (1)	18,805
Operating income (loss)	111	(1,300)		1,052	3,446
Net income (loss)	17 (1)	(1,325	)(2)	891 (1)	3,407 (2)

EBITDA and other adjustments	3,698	318		6,383	1,194
Add:
Interest income	53	54		83	119
Income tax benefit	—	—		—	—
Sale of NYSE membership	—	(921)		—	3,858
Less:
Interest expense	(152)	(132)		(272)	(256)
Income tax expense	(94)	(25)		(161)	(39)
Depreciation and amortization	(249)	(156)		(585)	(328)
Non-cash compensation	(1,406)	(463)		(2,724)	(1,141)
Loss on extinguishment of debt	(1,833)	—		(1,833)	—
Net income (loss)	17	(1,325)		891	3,407

(1)	Includes $1,833 loss on extinguishment of debt.

(2)	Includes $921 loss in three months ended June 30, 2006 and $3,858 net gain in six months ended June 30, 2006 on NYSE common stock, including NYSE merger transaction.

     Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense, and loss on extinguishment of debt is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, an important measure of our ability to generate cash flows to repurchase shares, service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA, as adjusted, eliminates the non-cash effect of tangible asset depreciation and amortization of intangible assets and stock-based compensation. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
     Second quarter 2007 EBITDA, as adjusted, was $3,698, an increase of $3,380, or 1,063%, over second quarter 2006 EBITDA, as adjusted, of $318. EBITDA for the six months ended June 30, 2007, as adjusted, was $6,383, an increase of $5,189, or 435%, over EBITDA, as adjusted, of $1,194 for the 2006 comparable period.
     Three months ended June 30, 2007 versus three months ended June 30, 2006
     Our net income for the quarter ended June 30, 2007 was $17 compared to a net loss of $1,325 for the quarter ended June 30, 2006. The net income for the 2007 period includes $1,833 of loss on extinguishment of debt and $1,406 of non-cash compensation expense. The net loss for the 2006 period includes a $921 loss on the NYSE Euronext shares and $463 of non-cash compensation expense.
     Our revenues for the three months ended June 30, 2007 increased $11,070, or 148%, from the 2006 period primarily as a result of increased principal transactions of $5,956, increased investment banking fees of $3,142 and increased syndications and underwritings of $997.
     Excluding non-cash compensation expense of $1,406 in 2007 and $463 in 2006 and loss on extinguishment of debt of $1,833 in 2007, our expenses increased $6,883, or 83%, from the 2006 period primarily as a result of increased variable costs, which correspond with the increase in revenues from operations and an increase in professional fees of $907.
     The $5,956 (589%) increase in net principal transactions was primarily the result of increased institutional sales credits from greater participation in initial and secondary public offerings, including those for which Ladenburg was a lead manager or co-manager of the underwriting or was part of the selling group.
     The $3,142 (490%) increase in investment banking fees was primarily the result of an increase in the number of public offerings where Ladenburg acted as either a lead or co-manager from seven offerings in 2006 to ten offerings in 2007, and an increase in advisory and valuation work resulting from the addition of the Capitalink investment banking group.
     The $997 (137%) increase in syndications and underwritings was primarily the result of an increase in the number and size of underwriting transactions in the 2007 period.
     The $5,461 (105%) increase in compensation and benefits expense was primarily due to a $4,711 increase in producers’ compensation as a result of the increase in revenues from operations, a $273 increase in salaries and benefits due to additional personnel in 2007 and a $477 increase in bonus accruals in 2007.
     The $943 (203%) increase in non-cash compensation is primarily a result of an increase of $854 for the amortization of unearned compensation for warrants and common stock held in escrow for the principal shareholders of Capitalink, which is being amortized over 15 months beginning on October 18, 2006, the date of acquisition, and an increase in employee compensation expense of $314 attributable to option grants to employees. These amounts were offset by a decrease of $130 in the amortization of unearned compensation from stock issued to employees in 2005 at below market prices and a decrease of $92 for options granted to the members of our former advisory board.
     The $907 (207%) increase in professional fees during the 2007 period is primarily due to an increase in legal, audit and consulting fees and corporate development activities.

     The $260 (23%) increase in other expenses is primarily due to an increase in travel and entertainment due to the addition of investment bankers and an increase in regulatory filing fees.
     The $163 (22%) increase in brokerage, communication and clearance fees is primarily attributable to an increase in institutional trading revenues, the addition of a third party trading platform and increased news and quotes subscriptions attributable to new personnel in the institutional and investment banking departments.
     Income tax expense was $94 and $25 for the three months ended June 30, 2007 and 2006, respectively. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2005 and 2004, management has determined that a valuation allowance at June 30, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2006 period does not bear a customary relationship to the effective tax rate primarily as a result of recognized tax benefits from net operating loss carryforwards from prior years, utilized to offset taxable income for the three months ended March 31, 2006. In addition, the income tax rate for the 2007 period does not bear a customary relationship to the effective tax rate as a result of adjustments of prior period state and local tax provisions.
     Six months ended June 30, 2007 versus six months ended June 30, 2006
     Our net income for the six months ended June 30, 2007 was $891 compared to net income of $3,407 for the six months ended June 30, 2006. The net income for the 2007 period includes $1,833 loss on extinguishment of debt and $2,724 of non-cash compensation expense. The net income for the 2006 period includes a gain of $4,859 from the NYSE merger offset by losses of $1,001 on the sale and decline in fair value of NYSE Group shares and $1,141 of non-cash compensation expense.
     Our revenues for the six months ended June 30, 2007 increased $12,196, or 55%, from the 2006 period primarily as a result of increased principal transactions of $9,979, increased investment banking fees of $5,746 and increased syndications and underwritings of $1,015 offset by net revenues of $3,858 related to NYSE Euronext common stock, including the NYSE merger transaction, in 2006.
     Excluding non-cash compensation expense of $2,724 in 2007 and $1,141 in 2006 and loss on extinguishment of debt of $1,833 in 2007, our expenses increased $11,174, or 63%, from the 2006 period primarily as a result of increased variable costs, which correspond with the increase in revenues from operations, a $1,103 increase in professional fees, an increase in salary and bonus expense of $1,054 and an increase in other expense of $637.
     The $9,979 (390%) increase in net principal transactions was primarily the result of increased institutional sales credits from greater participation in initial and secondary public offerings, including those for which Ladenburg was a lead manager or co-manager of the underwriting or was part of the selling group.
     The $5,746 (397%) increase in investment banking fees was primarily the result of an increase in the number of public offerings where Ladenburg acted as either a lead or co-manager from ten offerings in 2006 to sixteen offerings in 2007, and an increase in advisory and valuation work resulting from the addition of the Capitalink investment banking group.
     The $1,015 (65%) increase in syndications and underwritings was primarily the result of an increase in the number and size of underwriting transactions in the 2007 period. In 2007, we participated in 21 selling groups compared to 12 in 2006 and we were underwriters in 31 offerings in 2007 compared to 17 in 2006.
     The $9,095 (77%) increase in compensation and benefits expense was primarily due to an increase in producers’ compensation of $8,040, which is a result of the increase in revenues from operations, an increase in fixed salaries and benefits of $521 due to additional personnel in 2007 and a $534 increase in bonus accruals.
     The $1,583 (139%) increase in non-cash compensation is primarily a result of an increase of $1,597 for the amortization of unearned compensation for warrants and common stock held in escrow for the principal shareholders of Capitalink which is being amortized over 15 months beginning on October 18, 2006, the date of acquisition, an increase in employee compensation expense of $426 attributable to option grants to employees, an increase of $116 for options granted to the members of our former advisory board and an increase of $26 for options granted to consultants. These amounts were offset by a decrease of $582 in the amortization of unearned compensation from stock issued to employees in 2005 at below market prices.
     The $1,103 (122%) increase in professional fees during the 2007 period is primarily due to an increase in legal, audit and consulting fees and corporate development activities.
     The $637 (35%) increase in other expense is primarily due to an increase in travel and entertainment due to the addition of investment bankers, an increase in regulatory filing fees, an increase in stock and bond error, and an increase in advertising and insurance.
     The $440 (31%) increase in brokerage, communication and clearance fees is primarily attributable to an increase in institutional trading revenues, the addition of a third party trading platform and increased news and quotes subscriptions attributable to new personnel in the institutional and investment banking departments.
     Income tax expense was $161 and $39 for the six months ended June 30, 2007 and 2006, respectively. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2005 and 2004, management has determined that a valuation allowance at June 30, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2007 and 2006 periods does not bear a customary relationship to effective tax rates primarily as a result of recognized tax benefits from net operating loss carryforwards from prior years utilized to offset taxable income for such periods.
Liquidity and Capital Resources
     Approximately 66.1% of total assets at June 30, 2007 consisted of cash and cash equivalents, securities owned and receivable from our clearing broker, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Ladenburg is subject to the net capital rules of the SEC and the Commodities Futures Trading Commission. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At June 30, 2007, Ladenburg’s regulatory net capital, as defined, of $20,727 exceeded its minimum capital requirement of $500 by $20,227. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the Financial Industry Regulatory Authority, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service any debt we may assume or incur. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.
     Our primary sources of liquidity include our cash flows from operations, the sale of our securities and other financing activities.
     Net cash flows used in operating activities for the six months ended June 30, 2007 was $2,678 as compared to $6,076 for the 2006 period.
     Net cash flows used in investing activities amounted to $353 and $190 for the six months ended June 30, 2007 and 2006, respectively. These investing activities relate principally to the purchase of customer relationships, leasehold improvements and enhancements to computer equipment.

     Net cash flows provided by financing activities amounted to $1,878 for the six months ended June 30, 2007, reflecting a decrease in restricted assets of $1,087, $274 provided by the issuance of our common stock through our Employee Stock Purchase Plan and $517 provided by the exercise of stock options. Net cash flows provided by financing activities amounted to $4,088 for the six months ended June 30, 2006, reflecting $3,676 of cash provided by our private equity offering, $180 provided by the issuance of our common stock through our Employee Stock Purchase Plan and $289 provided by the exercise of stock options, net of an increase in restricted assets of $57.
     At June 30, 2007, we are obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $49,000 through 2015, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $32,000 through such date. In addition, one of the leases obligates us to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $234 through June 2015.
     On March 27, 2002, we borrowed $2,500 from New Valley, our former parent. On July 16, 2002, we borrowed an additional $2,500 from New Valley (collectively with the March 2002 loan, the “2002 Loans”). In November 2002, New Valley agreed in connection with the loans to us from an affiliate of our clearing broker to extend the maturity of the 2002 Loans to December 31, 2006. In December 2006, New Valley agreed to extend the maturity of the 2002 Loans to March 31, 2007.
     In February 2007, we entered into a debt exchange agreement with New Valley to retire our remaining outstanding indebtedness. Under the agreement, New Valley agreed to exchange the principal amount of our notes held by New Valley, for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the agreement.
     On June 29, 2007 our shareholders approved the debt exchange, at which time we paid accrued interest of $1,732 to New Valley and we issued 2,777,778 shares in exchange for the retirement of the $5,000 principal amount of the notes. As a result, we recognized a $1,833 loss on extinguishment of debt representing the excess of the quoted market value of the 2,777,778 shares of stock at the date of the debt exchange agreement ($2.46 per share) over the carrying amount of the notes.
     In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program will be funded using approximately 15% of our EBITDA, as adjusted. As of June 30, 2007, no shares had been repurchased under the program.
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
     We maintain inventories of trading securities. At June 30, 2007, the fair market value of our inventories was $1,079 in long positions and $947 in short positions. Our short positions are primarily the result of arbitrage positions held, in which we are long a unit and short the components of that unit. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, we believe the market risk associated with our financial instruments at June 30, 2007 will not have a material adverse effect on our consolidated financial position or results of operations.

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
     Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us. Further, readers should keep in mind that our quarterly revenues and profits can fluctuate materially depending on many factors, including the number, size and timing of completed offerings and other transactions. Accordingly, our revenues and profits in any particular quarter may not be indicative of future results.
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
Item 1A. RISK FACTORS
     There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     Other than as reported on the Current Report on Form 8-K filed with the SEC on July 2, 2007, no securities of ours that were not registered under the Securities Act of 1933 have been issued or sold by us during the quarter ended June 30, 2007.
Issuer Purchases of Equity Securities
     Our purchases of our common stock during the three months ended June 30, 2007 were as follows:

				Total Number	Maximum Number
				of Shares	of Shares that
	Total			Purchased as	May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		Per Share	or Programs	or Programs
April 1 to April 30, 2007	—		—	—	—
May 1 to May 31, 2007	36,747	(1)	$2.42	—	—
June 1 to June 30, 2007	—		—	—	—

Total	36,747		$2.42	—	2,500,000	(2)

(1)	Represents delivery of shares to us in payment of exercise price in connection with exercise of employee stock options for 92,542 shares during the second quarter of 2007.

(2)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program will be funded using approximately 15% of our EBITDA, as adjusted. As of June 30, 2007, no shares had been repurchased under the program.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 29, 2007, we held our annual meeting of shareholders at which we submitted the following matters to a vote of security holders:
     1. Our shareholders elected each of the individuals nominated for election for a one-year term and until their successors are elected and qualified as follows:

	Votes For	Authority Withheld
Henry C. Beinstein	137,937,407	4,680,816
Robert J. Eide	138,035,127	4,583,096
Dr. Phillip Frost	137,514,942	5,103,281
Brian S. Genson	138,036,616	4,581,607
Saul Gilinski	138,035,488	4,582,735
Dr. Richard M. Krasno	138,046,364	4,571,859
Richard J. Lampen	138,013,659	4,604,564
Howard M. Lorber	137,932,503	4,685,720
Jeffrey S. Podell	138,031,833	4,586,390
Richard J. Rosenstock	138,011,849	4,606,374
Mark Zeitchick	138,017,250	4,600,973

     2. Our shareholders approved the issuance of shares of our common stock to New Valley LLC to retire $5,000,000 principal amount of promissory notes held by New Valley at an exchange price of $1.80 per share (representing the average closing price of our common stock for the 30 trading days ending on the date of the debt exchange agreement between us and New Valley), as follows:

For	Against	Abstaining	Not Voted
95,131,622	654,795	4,127,332	42,704,995
Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: August 7, 2007	By:	/s/ Diane Chillemi
Diane Chillemi
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)