Form 10-Q
period 2007-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2007-11-09
CIK 1029730

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
Commission File Number 001-15799
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2007, there were outstanding 161,582,676 shares of the registrant’s common stock, $.0001 par value.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited):
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and cash equivalents	$7,989	$6,983
Securities owned, at market value	1,831	204
Receivable from clearing broker	25,782	24,851
Receivables from other broker-dealers	3,581	4,249
Exchange memberships owned, at historical cost	120	120
NYSE Euronext common stock, not readily marketable	1,158	1,228
Investment in fund manager	403	448
Furniture, equipment and leasehold improvements, net	669	706
Restricted assets	315	1,398
Intangible assets, net of accumulated amortization of $765 and $144	2,969	3,035
Other assets	4,938	4,121

Total assets	$49,755	$47,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at market value	$1,525	$2,037
Accrued compensation	3,902	3,764
Accounts payable and accrued liabilities	4,740	5,152
Deferred rent credit	1,577	1,552
Accrued interest to former parent	—	1,504
Notes payable to former parent	—	5,000

Total liabilities	11,744	19,009

Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 161,552,675 and 155,972,805	16	15
Additional paid-in capital	143,229	132,346
Accumulated deficit	(105,234)	(104,027)

Total shareholders’ equity	38,011	28,334

Total liabilities and shareholders’ equity	$49,755	$47,343

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Three months ended		Nine months ended
September 30,		September 30,
2007	2006	2007	2006

Revenues:

Commissions	$4,879	$2,913	$13,787	$12,569
Principal transactions, net	1,832	2,996	14,405	5,557
Investment banking fees	830	2,335	8,023	3,781
Investment advisory fees	686	636	2,072	1,832
Interest and dividends	627	708	1,943	2,045
Syndications and underwritings	1,094	292	3,672	1,855
Gain on NYSE merger transaction	—	—	—	4,859
Realized and unrealized loss on NYSE Euronext restricted common stock	—	—	—	(1,001)
Other	504	299	997	933

Total revenues	10,452	10,179	44,899	32,430

Expenses:

Compensation and benefits	7,238	6,343	28,164	18,174
Non-cash compensation	1,715	303	4,439	1,444
Brokerage, communication and clearance fees.	930	669	2,796	2,094
Rent and occupancy, net of sublease revenues	433	424	1,180	1,547
Professional services	670	802	2,680	1,708
Interest	16	161	287	417
Depreciation and amortization	333	177	918	505
Loss on extinguishment of debt	—	—	1,833	—
Other	1,330	716	3,763	2,511

Total expenses	12,665	9,595	46,060	28,400

Income (loss) before income taxes	(2,213)	584	(1,161)	4,030

Income tax expense (benefit)	(115)	14	46	53

Net income (loss)	$(2,098)	$570	$(1,207)	$3,977

Income (loss) per common share:
Basic	$(0.01)	$0.00	$(0.01)	$0.03

Diluted	$(0.01)	$0.00	$(0.01)	$0.03

Number of shares used in computation:
Basic	159,826,786	150,559,806	156,362,156	147,430,887

Diluted	159,826,786	154,120,951	156,362,156	150,536,840

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	155,972,805	$15	$132,346	$(104,027)	$28,334

Issuance of shares of common stock under employee stock purchase plan	159,565	—	359	—	359

Exercise of stock options, net of 400,702 shares tendered in payment of exercise price and 355,355 options used in cashless exercise	3,429,228	1	857	—	858

Shares acquired from an employee in satisfaction of withholding taxes on exercise of options	(521,711)	—	(1,122)	—	(1,122)

Stock options granted to members of former Advisory Board and consultants	—	—	368	—	368

Stock-based compensation to employees	—	—	4,071	—	4,071

Issuance of shares of common stock in exchange for promissory notes payable to former parent	2,777,778	—	6,833	—	6,833

Stock retired under stock repurchase plan	(264,990)	—	(483)	—	(483)

Net loss	—	—	—	(1,207)	(1,207)

Balance, September 30, 2007	161,552,675	$16	$143,229	$(105,234)	$38,011

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,207)	$3,977
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	225	501
Amortization of deferred rent credit	25	11
Amortization of intangible assets	621	4
Amortization of investment in fund manager	73	5
Non-cash compensation expense	4,439	1,444
Accrued interest	228	378
Loss on extinguishment of debt	1,833	—
Gain on NYSE merger transaction	—	(4,859)
Loss on disposal of fixed assets	115	—

Decrease (increase) in operating assets:
Securities owned	(1,627)	1,743
NYSE Euronext common stock, not readily marketable	70	4,499
Receivable from clearing broker	(931)	2,061
Receivable from other broker-dealers	668	(3,607)
Other assets	(844)	(564)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(512)	(8,852)
Accrued compensation	138	(502)
Accounts payable and accrued liabilities	(2,607)	(2,854)

Net cash provided by (used in) operating activities	707	(6,615)

Cash flows from investing activities:
Acquisition of relationships and customer accounts	(92)	(26)
Purchase of furniture, equipment and leasehold improvements	(306)	(350)
Other	3	41

Net cash used in investing activities	(395)	(335)

Cash flows from financing activities:
Decrease (increase) in restricted assets	1,083	(70)
Issuance of common stock, other than private equity offering	1,216	549
Shares tendered for withholding taxes on exercise of stock options	(1,122)	—
Repurchase of common stock	(483)	—
Private equity offering	—	3,675

Net cash provided by financing activities	694	4,154

Net increase (decrease) in cash and cash equivalents	1,006	(2,796)
Cash and cash equivalents, beginning of period	6,983	10,936

Cash and cash equivalents, end of period	$7,989	$8,140

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Supplemental cash flow information:

Interest paid	$1,732	$49

Taxes paid	31	229

Non-cash financing transactions:

Warrant issued for acquisition of customer accounts	—	698

Warrant issued for interest in fund manager	—	399

Lease commitment capitalized as part of Capitalink acquisition	463	—

Issuance of shares of common stock in exchange for $5,000 of promissory notes payable to former parent	6,833	—
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

The interim financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

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

On October 19, 2007, the Company acquired Investacorp Inc. and related companies. (See Note 15 — Subsequent Events.)

2.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, as of September 30, 2007 and December 31, 2006 are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
September 30, 2007
Common stock	$1,830	$1,525
U. S. Government obligations	—	—
Corporate bonds	1	—

	$1,831	$1,525

December 31, 2006
Common stock	$197	$2,032
U. S. Government obligations	6	—
Corporate bonds	1	5

	$204	$2,037

At September 30, 2007, securities sold, but not yet purchased were principally comprised of arbitrage positions and at December 31, 2006 securities sold, but not yet purchased were principally comprised of securities sold pursuant to an underwriters’ over-allotment.

As of September 30, 2007 and December 31, 2006, approximately $1,670 and $167, respectively, of the securities owned are deposited with the Company’s clearing broker, and pursuant to the clearing agreement, the securities may be sold or hypothecated by the clearing broker.

3.	Recently Issued Accounting Principles

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which became effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this interpretation effective January 1, 2007. The adoption did not have any effect on the Company’s financial statements.

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
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)
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

On March 7, 2007, 1,552 of the 28,277 shares began the last year of the restriction and are being classified as trading securities at September 30, 2007. Accordingly, such shares are being valued at quoted market price as opposed to cost, resulting in an unrealized gain of $53 for the nine months ended September 30, 2007. In addition, in June 2007, the transfer restriction on these 1,552 shares was removed by the issuer.

In April 2007, in connection with its acquisition of Euronext N.V., NYSE Group was merged into a newly-formed subsidiary of NYSE Euronext, a newly-formed corporation, pursuant to which each share of NYSE Group was converted into one share of NYSE Euronext. The newly-issued NYSE Euronext shares are subject to the same transfer restrictions which applied to the NYSE Group shares prior to the merger. As the NYSE Group was considered the acquiring entity for accounting purposes, the Company continues to carry its investment in the restricted NYSE Euronext shares at cost. As of September 30, 2007, the estimated fair value of the 26,725 restricted NYSE Euronext shares exceeded their carrying value by $601.

Included in revenues for the nine months ended September 30, 2006 is a gain on the NYSE Merger of $4,859, representing the difference between the estimated fair value of consideration received in the merger of $5,727 and Ladenburg’s carrying value of its membership of $868, and realized losses of $1,001 ($0 recognized in the third quarter of 2006), consisting of a loss of $440 on the sale of 51,900 shares and a loss of $561 representing the decline in the fair value of the 28,277 remaining NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At September 30, 2007, Ladenburg had net capital, as defined, of $21,406, which exceeded its minimum capital requirement of $500 by $20,906.

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
(Dollars in thousands, except per share amounts) — (Continued)
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

In December 2005, a lawsuit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg, a Ladenburg employee, and another individual. The plaintiff alleges, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty, breach of contract, and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks compensatory damages in excess of $100,000. In November 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. On March 28, 2007, the court issued orders concerning two motions for reconsideration; as a result, the remaining claims against Ladenburg are the claims for fraud, breach of fiduciary duty, and breach of contract. The Company believes that the plaintiff’s claims are without merit and intends vigorously to defend against them.

Ladenburg is a defendant in other litigation and may be subject to unasserted claims or arbitrations primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. As of September 30, 2007, the Company’s subsidiaries are involved in several pending arbitrations in which claimants are seeking substantial amounts of damages. Where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability. Such liability amounted to approximately $358 at September 30, 2007 and $483 at December 31, 2006 (included in accounts payable and accrued liabilities). With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Deferred Underwriting Compensation

Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated in. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees and their related expenses are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. No expense is incurred until the fees are earned. Generally, these fees may be received within 24 months of the respective date of the offering, or not received at all if a business combination transaction has not been completed during such time period. As of September 30, 2007, Ladenburg had unrecorded potential deferred fees for SPAC-related transactions of $27,461, which, net of commissions and related expenses, amounted to approximately $16,200.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)
7.	Income Taxes

A provision for income taxes which amounted to approximately $46 for the nine months ended September 30, 2007 was a result of certain state and local taxes not measured on income, certain state taxes measured on income and the federal alternative minimum tax. As a result of utilizing a portion of its net operating loss carryforwards, no provision for federal income taxes, other than an alternative minimum tax, is reflected in the accompanying statements of operations for such period. For financial statement purposes, the Company has elected to use the tax law approach, under which the Company will track the benefit from the share-based payments so that the credit to capital would not be recognized until the net operating loss is fully utilized.

Deferred tax amounts as of September 30, 2007, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, were approximately $26,900, a portion of which is $3,936 of stock-based compensation expensed during 2007 in accordance with SFAS 123R.

After consideration of all the evidence, both positive and negative, especially the fact the Company sustained operating losses during 2005 and 2004, management has determined that a valuation allowance at September 30, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2007, the Company had net operating loss carryforwards of approximately $49,000, expiring in various years from 2015 through 2026.

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

The clearing operations for Ladenburg’s securities transactions are provided by one clearing broker. At September 30, 2007 and December 31, 2006, substantially all of the securities owned and the amounts due from clearing broker reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker, a large financial institution. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

9.	Debt and Liquidity

Debt Exchange

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
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)
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

Liquidity

The Company’s overall capital and funding needs are continually reviewed to ensure that its liquidity and capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the Company’s broker-dealer subsidiaries. If, based on these reviews, it is determined that the Company requires additional funds to support its liquidity and capital base or to grow its business, the Company would seek to raise additional capital through other available sources, including through borrowing additional funds on a short-term basis from the Company’s shareholders, clearing broker or other parties, although there can be no assurance such funding would be available. Additionally, the Company may attempt to raise funds through a private placement, a rights offering or other type of financing. If the Company is unable to generate sufficient cash from operations or is unable to find alternative sources of funding as described above, it would have an adverse impact on the Company’s liquidity and operations.

See Note 15 — Subsequent Events regarding recent borrowings by the Company and Ladenburg.

10.	Shareholders’ Equity

Warrants

As of September 30, 2007, outstanding warrants to acquire the Company’s common stock were as follows:

	Exercise	Number
Expiration Date	Price	of Shares

2013	$.95	500,000	(a)
2016	.94	825,000	(b)
2016	.96	1,933,334	(c)

		3,258,334

(a)	Does not include unvested warrant to acquire 500,000 shares held by one entity, the exercisability of which is contingent upon the sole discretion of the Company’s Executive Committee. The Company’s Executive Committee has not yet made a determination on the exercisability of such warrant.

(b)	Does not include unvested warrants to acquire 675,000 shares, the exercisability of which is contingent upon the renewal of certain employment contracts.

(c)	Does not include unvested warrants to acquire 966,666 shares placed in escrow, the exercisability of which is contingent upon continued employment by certain employees.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)
Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of its common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program will be funded using approximately 15% of the Company’s EBITDA, as adjusted. As of September 30, 2007, 264,990 shares had been repurchased for $483 under the program.

11.	Stock Compensation Plans

Employee Stock Purchase Plan

In 2002, the Company’s shareholders approved the Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan (the “Purchase Plan”), under which a total of 5,000,000 shares of common stock became available for issuance. On November 1, 2006, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 5,000,000 to 10,000,000. Under the Purchase Plan, as currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock at a discount from the market price of the Company’s common stock. Option periods have been initially set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. In order for the Plan to be accounted for as non-compensatory under SFAS 123R, effective January 1, 2006, the discount was decreased to 5% below the market price of the Company’s common stock at the end of such option period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three-month and nine-month periods ended September 30, 2007, 45,375 and 159,565 shares of the Company’s common stock were issued to employees under the Purchase Plan, at approximately $1.86 and $2.25 per share, respectively, resulting in a capital contribution of $84 and $359, respectively.

Amended and Restated 1999 Performance Equity Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (“Option Plan”) which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. On November 1, 2006, the Company’s shareholders approved an amendment to the Option Plan to increase the number of shares of common stock available for issuance under the plan from 10,000,000 to 25,000,000 and to increase the annual limit on grants to any individual from 1,000,000 shares to 1,500,000 shares. Awards include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The Option Plan is administered by the compensation committee of the Board of Directors of LTS. Stock options granted under the Option Plan may be incentive stock options or non-qualified stock options. An incentive stock option may be granted only through May 27, 2009 and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”). The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’s common stock; provided, however, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’s common stock. Options granted under the Option Plan generally vest in equal amounts on each of the anniversaries of the grant date over three or four years. As of September 30, 2007, there were options to purchase 9,873,850 shares of common stock available for issuance under the Option Plan. A summary of the status of the Option Plan at September 30, 2007 and changes during the nine months then ended are presented below:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)

			Weighted-
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding, December 31, 2006	11,043,311	$0.99

Granted	3,405,000	2.33
Exercised	(1,685,285)	0.71
Forfeited	(805,418)	1.54
Expired	—	—

Options outstanding, September 30, 2007	11,957,608	1.37	8.05	$9,107

Vested or expected to vest	5,894,622	1.25	6.98	5,304

Options exercisable, September 30, 2007	4,420,859	1.17	6.27	4,379

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

See Note 15 — Subsequent Events regarding the grant of certain plan and non-plan options.

Non-Plan Options

The Company has also granted stock options to certain recruited employees in conjunction with their employment agreements, which are outside of the Option Plan. In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC (“Broadwall”) to continue as employees of Ladenburg. The Company granted to certain of these individuals options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The options vested as to 10% of the shares immediately and vested, or will vest, as to 22.5% of the shares on each of September 5, 2007, 2008, 2009 and 2010. A summary of the status of these non-plan options at September 30, 2007, and changes during the nine months then ended are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding, December 31, 2006	8,500,000	$0.63

Granted	—	—
Exercised	(2,500,001)	0.52
Forfeited	(1,249,999)	0.64
Expired	—	—

Options outstanding, September 30, 2007	4,750,000	0.69	7.96	$6,044

Vested or expected to vest	1,932,912	0.75	8.13	2,343

Options exercisable, September 30, 2007	487,501	1.05	8.96	444

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)
The weighted-average grant date fair value of employee options granted for plan and non-plan options during the nine months ended September 30, 2007 and 2006 was $1.69 and $0.95, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	September 30,	September 30,
	2007	2006

Dividend yield	0.00%	0.00%
Weighted-average volatility	127.28%	128.29%
Risk-free interest rate	4.66%	4.84%
Expected life (in years)	6	6
The Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the grants. The weighted average expected life for the 2007 grants of 6 years reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the 2007 option grants is based on historical volatility over the number of years equal to the expected life, prior to the option grant date.

As of September 30, 2007, there was $7,670 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Option Plan and for options granted outside of the Option Plan. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.58 years.

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 amounted to $5,577 and $186, respectively. Tax benefits related to options exercised were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the three months ended September 30, 2007 and 2006, the non-cash compensation expense relating to stock option agreements granted to employees amounted to $826 and $167, respectively, and for the nine months ended September 30, 2007 and 2006, the non-cash compensation expense amounted to $1,530 and $445, respectively. In addition, the non-cash compensation expense related to warrants granted to employees in connection with the acquisition of Capitalink L.C., a registered broker dealer providing investment banking services (“Capitalink”), for the three and nine months ended September 30, 2007 amounted to $854 and $2,451, respectively.

On September 1, 2005, the Company granted the members of its former Advisory Board stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.51 per share. The options, which expire on August 31, 2015, vest in equal amounts on each of the first four anniversaries of the date of grant. The Company recorded a charge of $28 and $59 for the fair value of the options for the three months ended September 30, 2007 and 2006, respectively, and $335 and $250 for the nine months ended September 30, 2007 and 2006, respectively. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.

Employee Stock Purchase Agreements

In 2005, the Company entered into several employment agreements with newly hired employees pursuant to which the Company sold common stock to the employees. Where the sales price was below the fair market

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)
value of the stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense of $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation was amortized over the initial term of the employees’ employment agreements, which were generally one to two years. During the three and nine months ended September 30, 2007 and 2006, respectively, the Company amortized non-cash compensation expense of $0 and $77 and $90 and $749, respectively, relating to the sales of its common stock to new employees at prices below fair market value. At September 30, 2007, there was no unearned employee stock-based compensation.

12.	Earnings Per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic and diluted per share data are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(2,098)	$570	$(1,207)	$3,977

Basic weighted-average shares	159,826,786	150,559,806	156,362,156	147,430,887
Effect of dilutive securities:
Common stock options	—	3,559,675	—	3,104,483
Warrants to purchase common stock	—	1,470	—	1,470

Dilutive potential common shares	159,826,786	154,120,951	156,362,156	150,536,840
Net income (loss) per share:

Basic	$(0.01)	$0.00	$(0.01)	$0.03

Diluted	$(0.01)	$0.00	$(0.01)	$0.03

During the three and nine months ended September 30, 2007 and 2006, options and warrants to purchase 3,386,557 and 4,815,168 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

13.	Acquisitions

BroadWall

On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts and registered representatives and employees of BroadWall. In connection with this acquisition, the Company issued to BroadWall ten-year warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.94 per share. The warrants became exercisable as to 150,000 shares immediately upon grant and became, or will become, exercisable as to 337,500 shares on each of September 11, 2007, 2008, 2009 and 2010 contingent upon the continued employment of two former employees of BroadWall, both of whom have entered into two-year employment agreements with the Company. Such individuals had a 40% ownership interest in BroadWall. Accordingly, the Company has valued 825,000 of the warrants that vest over the two-year term of the employment agreements at $698 representing consideration for the acquisition. The remaining warrants, representing contingent consideration, will be recorded as additional purchase price if and when the Company renews the employees’ employment contracts. The value of the warrants, together with legal costs related to the acquisition, has been assigned to customer accounts (included in intangible assets, net), which is being amortized to expense over an estimated life of ten years.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)
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

In connection with the transaction, 2,666,667 of the shares of common stock, warrants to purchase 1,933,333 shares of common stock and $667 in cash have been placed in escrow contingent upon continued employment of the selling shareholders, one-half of which was released to the shareholders in June 2007 and the balance will be released on January 18, 2008. Accordingly, the fair value of the consideration placed in escrow of $4,937 is being accounted for as compensation over the 15 month escrow period. Compensation expense of $823 had been recognized in the fourth quarter of 2006 and is estimated to amount to $3,948 for 2007 and $166 in 2008. Compensation expense of $987 and $2,961 was recognized in the three-month and nine-month periods ended September 30, 2007. The remaining consideration of $2,455 has been accounted for as purchase price, of which $173 has been allocated to trade name with an estimated ten year life and $2,282 has been allocated to relationships with an estimated four year life. The transaction resulted in an increase of $2,122 to additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. The 2,666,667 shares of common stock placed in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.

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

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006

Total revenue	$11,926	$38,249
Net income (loss)	(85)	2,183
Basic earnings (loss) per share	0.00	0.01
Diluted earnings (loss) per share	0.00	0.01
Weighted average shares outstanding — basic	153,226,473	149,345,417
Weighted average shares outstanding — diluted	153,226,473	153,489,337

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts) — (Continued)
(Unaudited)
14.	Intangible Assets

At September 30 2007, intangible assets subject to amortization, all of which were acquired during 2006, consisted of the following:

	Gross Carrying	Accumulated
	Amount	Amortization

Customer accounts	$740	$78
Relationships	2,783	667
Trade name	211	20

	$3,734	$765

Aggregate amortization expense amounted to $198 and $621 for the three and nine months ended September 30, 2007, respectively. The weighted-average amortization period for total amortizable intangibles is 4.75 years. Estimated amortization expense for each of the five succeeding years is as follows:

2007 (remaining portion of year)	$197
2008	$791
2009	$791
2010	$646
2011	$95
15.	Subsequent Events

On October 2, 2007, Ladenburg entered into a $72,000 temporary subordinated loan agreement on NYSE Form CSAT with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Phillip Frost, the Chairman of the Board and principal shareholder of the Company. Ladenburg entered into this agreement to meet certain capital requirements in connection with underwriting transactions. The loan bears interest at the London Inter-Bank Offer Rate (LIBOR) plus 2%, payable monthly, and provides for a commitment fee of $420. In October 2007, following the completion of an underwriting, $42,000 was repaid. Interest amounted to $124. The remaining balance of $30,000, plus interest, is scheduled to be repaid by November 14, 2007.

On October 19, 2007 (the “Closing Date”), the Company acquired (the “Acquisition”) all of the outstanding shares of privately-held Investacorp Inc. and related companies (collectively, “Investacorp”), an independent broker-dealer and investment adviser, pursuant to a Stock Purchase Agreement dated as of the Closing Date by and among the Company, Investacorp, Bruce A. Zwigard (“Zwigard”) and the Bruce A. Zwigard Grantor Retained Annuity Trust dated June 20, 2007 (together with Zwigard, the “Sellers”). On the Closing Date, the Company paid the Sellers $25,000. In addition, the Company issued a three-year, non-negotiable promissory note (the “Zwigard Note”) in the aggregate principal amount of $15,000 to Zwigard. The Zwigard Note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. The Company has pledged the stock of Investacorp to Zwigard pursuant to a pledge agreement as security for the payment of the Zwigard Note. The Zwigard Note contains customary events of default, which if uncured, entitle Zwigard to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Zwigard Note. In addition, the Company paid the Sellers an additional amount of approximately $5,100, subject to adjustment post-closing, representing Investacorp’s retained earnings plus paid-in capital.

In connection with the Acquisition, on the Closing Date, the Company entered into a $30,000 revolving credit agreement (the “Credit Agreement”) with Frost Gamma. Borrowings under the Credit Agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. The note issued under the Credit Agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Pursuant to the Credit Agreement, the Company granted to Frost Gamma a warrant (the “Warrant”) to purchase 2,000,000 shares of the Company’s common stock. The Warrant is exercisable for a ten-year period and the exercise price is $1.91, the closing price of the Company’s common stock on the Closing Date.

In connection with his continued employment with Investacorp, the Company granted Zwigard employee stock options (the “Zwigard Options”) to purchase a total of 3,000,000 shares of its common stock at $1.91, the closing price of the Company’s common stock on the Closing Date. The Zwigard Options vest over a three-year period (subject to certain exceptions), have a ten-year term and were issued pursuant to a non-plan option agreement.

Additionally the Company issued to certain Investacorp employees options to purchase 1,150,000 shares of common stock under the Option Plan. These options vest in four equal annual installments and have an exercise price of $1.91, the fair market value of the common stock on the Closing Date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)
Introduction
     We are engaged in retail and institutional securities brokerage, investment banking services, asset management services and investment activities through our principal operating subsidiary, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and through our recently-acquired subsidiary, Investacorp Inc. (collectively with related companies, “Investacorp”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Ladenburg had approximately 105 registered representatives and 62 other full time employees at September 30, 2007. Its private client services and institutional sales departments serve approximately 22,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.
     Investacorp is an independent broker-dealer and investment adviser, which had approximately 500 independent contractor registered representatives, more than $8.5 billion in client assets and approximately 80 other full time employees at October 19, 2007. Investacorp, which is headquartered in Miami-Lakes, Florida, is subject to regulation by, among others, the SEC, the Financial Industry Regulatory Authority, the Municipal Securities Rulemaking Board and state insurance regulators and is a member of the Securities Investor Protection Corporation. Investacorp’s national network of independent registered representatives primarily serves retail clients.
Recent Developments
     Investacorp Acquisition
     On October 19, 2007, we acquired all of the outstanding shares of privately-held Investacorp, pursuant to a Stock Purchase Agreement by and among us, Investacorp, Bruce A. Zwigard (“Zwigard”) and the Bruce A. Zwigard Grantor Retained Annuity Trust dated June 20, 2007 (together with Zwigard, the “Sellers”). At the closing, we paid the Sellers $25,000. In addition, we issued a three-year, non-negotiable promissory note in the aggregate principal amount of $15,000 to Zwigard. The Zwigard note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. We have pledged the stock of Investacorp to Zwigard pursuant to a pledge agreement as security for the payment of the Zwigard note. The Zwigard note contains customary events of default, which if uncured, entitle Zwigard to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Zwigard note. In addition, we paid the Sellers an additional amount of approximately $5,100, subject to adjustment post-closing, representing Investacorp’s retained earnings plus paid-in capital.
     In connection with the Investacorp acquisition, on October 19, 2007, we entered into a $30,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and our principal shareholder. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Pursuant to the credit agreement, we granted to Frost Gamma a warrant to purchase 2,000,000 shares of our common stock. The warrant is exercisable for a ten-year period and the exercise price is $1.91, the closing price of our common stock on October 19, 2007.

     In connection with his continued employment with Investacorp, we granted Zwigard employee stock options to purchase a total of 3,000,000 shares of our common stock at $1.91, the closing price of our common stock on October 19, 2007. The Zwigard options vest over a three-year period (subject to certain exceptions), have a ten-year term and were issued pursuant to a non-plan option agreement.
     Additionally we issued to certain Investacorp employees options to purchase a total of 1,150,000 shares of common stock under the Option Plan. These options vest in four equal annual installments and have an exercise price of $1.91, the fair market value of the common stock on October 19, 2007.
     We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash or debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to consummate any such potential acquisitions on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.
     Temporary Subordinated Loan
     On October 2, 2007, Ladenburg entered into a $72,000 temporary subordinated loan agreement on NYSE Form CSAT with Frost Gamma. Ladenburg entered into this agreement to meet certain capital requirements in connection with underwriting transactions. The loan bears interest at the London Inter-Bank Offer Rate (LIBOR) plus 2%, payable monthly, and provides for a commitment fee of $420. In October 2007, following the completion of an underwriting, $42,000 was repaid. Interest on the repaid portion amounted to $124. Ladenburg will repay the remaining balance of $30,000, plus interest, on or before November 14, 2007.
     Deferred Underwriting Compensation
     Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed and participated. These clients are primarily Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months of the respective date of the offering, or not received at all if a business combination transaction is not completed during such time period. As of September 30, 2007, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $27,461, which, net of expenses, amounted to approximately $16,200. Subsequent to September 30, 2007, Ladenburg realized gross deferred fees of $5,834 and $3,200 net fees, in connection with the closing of a business combination by a SPAC.
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

     The completion of the transaction was subject to shareholder approval, which was obtained at our annual shareholders meeting on June 29, 2007. On that date, we issued 2,777,778 shares of our common stock in exchange for the $5,000 principal amount of notes and we paid accrued interest on the notes of $1,732 to New Valley. The exchange resulted in a loss of $1,833 in the second quarter of 2007 representing the excess of the quoted market value of the 2,777,778 shares of stock at the date of the exchange agreement ($2.46 per share) over the carrying amount of the notes.
     2006 Acquisitions
     On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts and registered representatives and employees of BroadWall Capital LLC, a boutique broker-dealer located in New York City, which caters to both institutions and private clients. In connection with this acquisition, we issued to BroadWall ten-year warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.94 per share. In connection with the acquisition, David Rosenberg, the Chief Executive Officer of BroadWall, and Adam Malamed, the President of BroadWall, became Senior Vice Presidents of Ladenburg and currently serve as Co-Chief Operating Officers of Ladenburg. The warrants issued to BroadWall are currently exercisable as to 150,000 shares and became, or will become, exercisable as to 337,500 shares on each of September 11, 2007, 2008, 2009 and 2010. However, any unvested portion of the warrants shall terminate if the employment of Messrs. Rosenberg and Malamed is terminated by Ladenburg for “cause” or by Messrs. Rosenberg and Malamed without “good reason.” Additionally, the warrant shall become fully vested and exercisable if Ladenburg terminates Messrs. Rosenberg and Malamed without “cause,” Messrs. Rosenberg and Malamed terminate their employment with “good reason,” both Messrs. Rosenberg and Malamed die or become disabled, or if we undergo a change of control.
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
     The Capitalink transaction resulted in an increase of $2,122 of additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. Unearned employee stock-based compensation attributable to unvested equity instruments amounting to $4,270 will be recognized over the vesting period, of which $3,274 was recognized as of September 30, 2007. The 1,333,333 shares of common stock remaining in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.
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
     Clearing Arrangements. Ladenburg does not carry accounts for customers or perform custodial functions related to customers’ securities. Ladenburg introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. Additionally, the primary clearing broker provides the clearing and depository operations for Ladenburg’s proprietary securities transactions. These activities may expose Ladenburg to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as Ladenburg has agreed to indemnify its primary clearing broker for any resulting losses. Ladenburg continually assesses risk associated with each customer who is on margin credit and we record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from Ladenburg’s financial consultants, of $53 and $26 for the nine months ended September 30, 2007 and 2006, respectively.
     Customer Claims, Litigation and Regulatory Matters. In the normal course of business, our operating subsidiaries have been and continue to be the subject of civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Where we believe that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we have provided a liability. We accrued approximately $358 and $483 for potential arbitration and lawsuit losses as of September 30, 2007 and December 31, 2006, respectively. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.
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
     Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of a company’s assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax amounts at September 30, 2007, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, were $26,900. After consideration of all the evidence, both positive and negative, especially the fact we sustained operating losses during 2005 and 2004, we have determined that a valuation allowance at September 30, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At September 30, 2007, we had net operating loss carryforwards of approximately $49,000, expiring in various years from 2015 through 2026.
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
Results of Operations
     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of Ladenburg and our other wholly-owned subsidiaries other than Investacorp.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007		2006
Total revenue	$10,452	$10,179	$44,899		$32,430 (2)
Total operating expenses	12,665	9,595	46,060	(1)	28,400
Operating income (loss)	(2,213)	584	(1,661)		4,030
Net income (loss)	(2,098)	570	(1,207	)(1)	3,977 (2)

EBITDA and other adjustments	(194)	1,197	6,188		2,391
Add:
Interest income	45	28	128		147
Income tax benefit	115	—	—		—
Sale of NYSE membership	—	—	—		3,858
Less:
Interest expense	(16)	(161)	(287)		(417)
Income tax expense	—	(14)	(46)		(53)
Depreciation and amortization	(333)	(177)	(918)		(505)
Non-cash compensation	(1,715)	(303)	(4,439)		(1,444)
Loss on extinguishment of debt.	—	—	(1,833)		—
Net income (loss)	(2,098)	570	(1,207)		3,977

(1)	Includes 1,833 loss on extinguishment of debt.

(2)	Includes $3,858 net gain in nine months ended September 30, 2006 on NYSE Euronext common stock, including NYSE merger transaction.
     Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense, and loss on extinguishment of debt is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as debt extinguishment expense, or do not involve a cash outlay, such as stock-related compensation. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
     Third quarter 2007 EBITDA, as adjusted, was a loss $194, a decrease of $1,391 over third quarter 2006 EBITDA, as adjusted, of $1,197. EBITDA, as adjusted, for the nine months ended September 30, 2007 was $6,188, an increase of $3,797, or 159%, over EBITDA, as adjusted, of $2,391 for the 2006 comparable period.
Three months ended September 30, 2007 versus three months ended September 30, 2006
     Our net loss for the quarter ended September 30, 2007 was $2,098 compared to net income of $570 for the quarter ended September 30, 2006 primarily due to the effect of non-cash compensation expense. The net loss for the 2007 period includes $1,715 of non-cash compensation expense. The net income for the 2006 period includes $303 of non-cash compensation expense.
     Our total revenues for the three months ended September 30, 2007 increased $273, or 3%, from the 2006 period primarily as a result of increased commissions of $1,966, increased syndication and underwriting revenue of $802 and increased other revenues of $205, partially offset by decreased principal transactions of $1,164 and decreased investment banking fees of $1,505.
     Excluding non-cash compensation expense of $1,715 in 2007and $303 in 2006, our total expenses increased $1,658, or 18%, from the 2006 period primarily as a result of increased compensation and benefits of $895, increased other expense of $614, increased brokerage, communication and clearance fees of $261 and increased depreciation and amortization of $156. These increased expenses were partially offset by decreased interest expense of $145 and decreased professional services of $132.
     The $1,966 (67%) increase in commissions revenue primarily resulted from favorable market conditions and an increase in the average institutional sales force headcount from 7 in 2006 to 12 in 2007.
     The $1,164 (39%) decrease in net principal transactions revenue was primarily the result of a decrease from the prior year period in sales credits from a reduction in Ladenburg’s participation in initial and secondary public offerings, including those for which Ladenburg was a lead manager or co-manager of the underwriting or was part of the selling group.
     The $1,505 (64%) decrease in investment banking fees was primarily the result of a decrease in the size of Ladenburg’s allocation of public offerings where Ladenburg acted as either a lead or co-manager in the 2007 period. We expect investment banking fees to increase significantly in the fourth quarter of 2007 due to the backlog of offerings, some of which were delayed from the third quarter to the fourth quarter due to market conditions.
     The $802 (275%) increase in syndications and underwritings was primarily the result of lower underwriting expenses in the 2007 period as compared to our estimates. Additionally in the 2006 period we had higher than expected underwriting expense as compared to our estimates. Underwriting revenue is comprised of gross underwriting fees net of expenses such as stabilization costs, legal and other costs.
     The $205 (69%) increase in other revenues is attributed to $70 in rebates paid to two of our broker-dealer subsidiaries, due to the merger of the National Association of Securities Dealers and the NYSE, $65 for research related commissions in 2007 and an increase of $70 for service fees charged on commission transactions in 2007 which is the result of an increase in agency transactions in the 2007 period.
     The $895 (14%) increase in compensation and benefits expense is primarily attributable to a $306 increase in producers’ compensation, $264 increase in salaries and bonuses, $192 increase in employee benefits and employer taxes and $133 representing three months amortization of $667 cash held in escrow for former Telluride shareholders (see Note 13, “Acquisitions — Capitalink” to our condensed consolidated financial statements). The increase in producers’ compensation of $306 is the result of the addition of research and performance driven incentives of $238 and $68, respectively, attributable to increased revenues in the 2007 period. The increase in salaries and bonuses is the result of the average headcount for salaried employees increasing by 24 in 2007. We expect compensation and benefits expense to increase significantly in the fourth quarter due to the anticipated increased investment banking revenue.
     The $1,412 (466%) increase in non-cash compensation is primarily a result of an increase of $854 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink, which is being amortized over 15 months beginning on October 18, 2006, the date of acquisition, an increase in employee compensation expense of $659 attributable to option grants to employees and directors, offset by a decrease of $77 in the amortization of unearned compensation from stock issued to employees in 2005 at below market prices and a decrease of $24 for options granted to the members of our former advisory board and consultants.
     The $261 (39%) increase in brokerage, communication and clearance fee expense is primarily attributable to an increase in clearing and execution charges of $117 which corresponds to the increase in institutional transactions, a $90 cost associated to the addition of a third party trading platform and a $49 increase in news and quotes subscriptions attributable to new personnel in the institutional and investment banking departments.
     The $132 (16%) decrease in professional service expense during the 2007 period is primarily due to the large accrued Sarbanes-Oxley related expenses in the 2006 period, when we became an accelerated filer. We expect professional service expense to fluctuate depending on the level of corporate development and litigation activity.
     Interest expense decreased to $16 in the 2007 period from $161 in the 2006 period as a result of the debt exchange described herein. We expect interest expense to increase significantly in future periods due to the debt incurred in connection with the Investacorp acquisition.
     The $614 (86%) increase in other expense is primarily attributable to $158 write-off of uncollectable receivables, a $103 increase in final arbitration settlements in excess of reserve amounts, and a $160 increase in travel and entertainment and office expense due to the addition of investment bankers and acquisition-related activity. Other expense in the 2006 period was reduced by an arbitration settlement for $175 less than the reserved amount.
     Depreciation and amortization expense increased $156 in the 2007 period from the 2006 period, primarily from increased amortization of intangible assets of $271 offset by decreased depreciation of fixed assets and amortization of leasehold improvements. We expect depreciation and amortization expense to increase in future quarters as a result of the Investacorp acquisition.
     We had an income tax benefit of $115 for the three months ended September 30, 2007 as compared to income tax expense of $14 for the three months ended September 30, 2006, due to the net loss during the 2007 period. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2005 and 2004, management has determined that a valuation allowance at September 30, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2006 period does not bear a customary relationship to the effective tax rate primarily as a result of recognized tax benefits from net operating loss carryforwards from prior years, utilized to offset taxable income for the three months ended September 30, 2006. In addition, the income tax rate for the 2007 period does not bear a customary relationship to the effective tax rate as a result of the increase in the valuation allowance.
     Nine months ended September 30, 2007 versus nine months ended September 30, 2006
     Our net loss for the nine months ended September 30, 2007 was $1,207 compared to net income of $3,977 for the nine months ended September 30, 2006. The net loss for the 2007 period includes a $1,833 loss on extinguishment of debt and $4,439 of non-cash compensation expense. The net income for the 2006 period includes a gain of $4,859 from the NYSE merger offset by losses of $1,001 on the sale and decline in fair value of NYSE Euronext common stock and $1,444 of non-cash compensation expense.
     Our total revenues for the nine months ended September 30, 2007 increased $12,469, or 38%, from the 2006 period primarily as a result of increased principal transactions of $8,848, increased investment banking fees of $4,242, increased syndications and underwritings of $1,817, increased agency commissions of $1,218 and increased investment advisory fees of $240 offset by net revenues of $3,858 related to NYSE Euronext common stock, including the NYSE merger transaction, in 2006.
     Excluding non-cash compensation expense of $4,439 in 2007 and $1,444 in 2006 and loss on extinguishment of debt of $1,833 in 2007, our expenses increased $12,832, or 48%, from the 2006 period primarily as a result of an increase in compensation and benefits of $9,990, an increase in other expense of $1,252, an increase in professional fees of $972, an increase in brokerage, communication and clearance fees of $702 and an increase in depreciation and amortization of $413, offset by a decrease in rent and occupancy expense of $367.
     The $8,848 (159%) increase in net principal transactions revenue was primarily the result of increased institutional sales credits from greater participation in initial and secondary public offerings, including those for which Ladenburg was a lead manager or co-manager of the underwriting or was part of the selling group.
     The $4,242 (112%) increase in investment banking fees was primarily the result of an increase in the number of public offerings where Ladenburg acted as either a lead or co-manager from 12 offerings in 2006 to 22 offerings in 2007, and an increase in advisory and valuation work resulting from the addition of the Capitalink investment banking group.
     The $1,817 (98%) increase in syndications and underwritings revenue was primarily the result of an increase in the number and size of underwriting transactions in the 2007 period. In 2007, Ladenburg participated in 31 selling groups compared to 16 in 2006 and Ladenburg underwrote 39 offerings in 2007 compared to 26 in 2006.
     The $9,990 (55%) increase in compensation and benefits expense was primarily due to an $8,246 increase in producers’ compensation, $909 increase in salaries and bonuses, $435 increase in employee benefits and employer taxes, and $400 representing nine months amortization of $667cash held in escrow for former Telluride shareholders (see Note 13, “Acquisitions — Capitalink” to our condensed consolidated financial statements). The increase in producers’ compensation of $8,246 is the result of the addition of research and performance driven incentives of $579 and $7,667 attributable to increased revenues in 2007. The increase in salaries and bonuses are the result of the average headcount for salaried employees increasing by 20 in 2007.
     The $2,995 (207%) increase in non-cash compensation expense is primarily a result of an increase of $2,451 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink which is being amortized over 15 months beginning on October 18, 2006, the date of acquisition, an increase in employee compensation expense of $1,085 attributable to option grants to employees and directors, an increase of $118 for options granted to the members of our former advisory board and consultants. These amounts were offset by a $659 decrease in the amortization of unearned compensation from stock issued to employees in 2005 at below market prices.
     The $702 (34%) increase in brokerage, communication and clearance fee expense is primarily attributable to an increase in clearing and execution charges of $383 which corresponds to the increase in institutional transactions, a $245 cost associated with the addition of a third-party trading platform and increased news and quotes subscriptions of $74 attributable to new institutional sales and investment banking personnel.
     The $972 (57%) increase in professional services expense during the 2007 period is primarily due to an increase in legal, audit and consulting fees and corporate development activities.
     Interest expense decreased to $287 in the 2007 period from $417 in the 2006 period as a result of the debt exchange described herein. We expect interest expense to increase significantly in future periods due to the debt incurred in connection with the Investacorp acquisition.
     Depreciation and amortization expense increased $413 in the 2007 period from the 2006 period, primarily from increased amortization of intangible assets of $693 offset by decreased depreciation of fixed assets and amortization of leasehold improvements of $280.
     The $1,252 (50%) increase in other expense is primarily due to a $511 increase in travel and entertainment and office expense due to the addition of investment bankers, $175 increase in licenses, dues and regulatory filings, $141 increase in final arbitral settlements, $134 increase in stock and bond error, and a $123 increase in advertising and insurance.
     Income tax expense was $46 and $53 for the nine months ended September 30, 2007 and 2006, respectively. After consideration of all the evidence, both positive and negative, especially the fact we have sustained operating losses during 2005 and 2004, management has determined that a valuation allowance at September 30, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2007 and 2006 periods does not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance in the 2007 period and recognized tax benefits from net operating loss carryforwards from prior years utilized to offset taxable income in the 2006 period.
Liquidity and Capital Resources
     Approximately 71.6% of total assets at September 30, 2007 consisted of cash and cash equivalents, securities owned and receivable from our clearing broker, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our primary clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Ladenburg is subject to the net capital rules of the SEC and the Commodities Futures Trading Commission. Therefore, it is subject to certain restrictions on the use of capital and its related liquidity. At September 30, 2007, Ladenburg’s regulatory net capital, as defined, of $21,406 exceeded its minimum capital requirement of $500 by $20,906. Failure to maintain the required net capital may subject Ladenburg to suspension or expulsion by the Financial Industry Regulatory Authority, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn, could limit our ability to pay dividends and repay and service any debt we may assume or incur. Ladenburg, as guarantor of its customer accounts to its primary clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg maintains a short position in certain securities, it is exposed to a future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.
     Our primary sources of liquidity include our cash flows from operations, the sale of our securities and other financing activities, which includes the Frost Gamma credit agreement.
     Net cash flows provided by operating activities for the nine months ended September 30, 2007 were $707 as compared to $6,615 used in the 2006 period.
     Net cash flows used in investing activities amounted to $395 and $335 for the nine months ended September 30, 2007 and 2006, respectively. These investing activities relate principally to the purchase of customer relationships, leasehold improvements and enhancements to computer equipment.
     Net cash flows provided by financing activities amounted to $694 for the nine months ended September 30, 2007, reflecting a decrease in restricted assets of $1,083, $359 provided by the issuance of our common stock through our Employee Stock Purchase Plan, $857 provided by the exercise of employee stock options, $1,122 used to pay withholding taxes related to the exercise of options and $483 used to repurchase shares for retirement under our stock repurchase plan. Net cash flows provided by financing activities amounted to $4,154 for the nine months ended September 30, 2006, reflecting $3,675 of cash provided by our private equity offering, $215 provided by the issuance of our common stock through our Employee Stock Purchase Plan and $334 provided by the exercise of stock options, net of an increase in restricted assets of $70.

     At September 30, 2007, we are obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $47,000 through 2015, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $31,000 through such date. In addition, one of the leases obligates us to occupy additional space at the landlord’s option, which may result in aggregate additional lease payments of up to $117 through June 2015. We have assumed additional lease obligations as a result of the Investacorp acquisition.
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
     In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program will be funded using approximately 15% of our EBITDA, as adjusted. As of September 30, 2007, 264,990 shares had been repurchased under the program.
     As discussed elsewhere herein, in connection with the Investacorp acquisition, we entered into the Frost Gamma credit agreement and issued the Zwigard note.
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
     We maintain inventories of trading securities. At September 30, 2007, the fair market value of our inventories was $1,831 in long positions and $1,525 in short positions. Our short positions are primarily the result of arbitrage positions held, in which we are long a unit and short the components of that unit. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, we believe the market risk associated with our financial instruments at September 30, 2007 will not have a material adverse effect on our consolidated financial position or results of operations.

Special Note Regarding Forward-Looking Statements
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, and in this report important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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
Item 1A. RISK FACTORS
     There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, except for the changes set forth below. Please refer to that section and the information below for disclosures regarding the risks and uncertainties related to our business.
Our business is dependent on fees generated from the distribution of financial products
An important portion of our revenues are derived from fees generated from the distribution of financial products such as mutual funds and variable annuities by the Investacorp registered representatives. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues and profits.
Misconduct by our employees and independent registered representatives is difficult to detect and deter and could harm our business, results of operations or financial condition.
Misconduct by our employees and independent registered representatives could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm. Misconduct could include:
•	binding us to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•	improperly using or disclosing confidential information;

•	recommending transactions that are not suitable;

•	engaging in fraudulent or otherwise improper activity;

•	engaging in unauthorized or excessive trading to the detriment of customers; or

•	otherwise not complying with laws or our control procedures.
We cannot always deter misconduct by our employees and independent registered representatives, and the precautions we take to prevent and detect this activity may not be effective in all cases. Prevention and detection among our independent registered representatives, who are not employees of our company and tend to be located in small, decentralized offices, presents additional challenges. We also cannot assure that misconduct by our employees and independent registered representatives will not lead to a material adverse effect on our business, results of operations or financial condition.
Our financial leverage may impair our ability to obtain financing and limits cash flow available for operations.
Our indebtedness may:
•	limit our ability to obtain additional financing for working capital, regulatory capital requirements, acquisitions or general corporate purposes;

•	require us to dedicate a substantial portion of cash flows from operations to the payment of principal and interest on our indebtedness, resulting in less cash available for operations and other purposes; and

•	increase our vulnerability to downturns in our business or in general economic conditions.

     Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and prospects. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. As a result, we may not be able to generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     During the quarter ended September 30, 2007, we did not issue or sell any of our securities that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
     Our purchases of our common stock during the three months ended September 30, 2007 were as follows:

				Total Number	Maximum Number
				of Shares	of Shares that
	Total			Purchased as	May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		Per Share	or Programs	or Programs
As of June 30, 2007	—		—	—	2,500,000	(2)
July 1 to July 31, 2007	71,350	(1)	$2.26	—	—
August 1 to August 31, 2007	—		—	—	—
September 1 to September 30, 2007	264,990		1.82	264,990	264,990

Total	336,340		$1.95	264.990	2,235,010

(1)	Represents delivery of shares to us in payment of exercise price in connection with exercise of employee stock options for 250,000 shares during the third quarter of 2007. In addition, during the three months ended September 30, 2007, we acquired 521,711 shares from an employee in satisfaction of withholding taxes on exercise of options.

(2)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program will be funded using approximately 15% of our EBITDA, as adjusted. As of September 30, 2007, 264,990 shares had been repurchased under the program.

Item 6. EXHIBITS
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007).

4.1	Credit Agreement, dated as of October 19, 2007, by and between Ladenburg Thalmann Financial Services Inc. and Frost Gamma Investments Trust, including the form of Note thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007).

4.2	Non-Negotiable Promissory Note, dated as of October 19, 2007, made by Ladenburg Thalmann Financial Services Inc. in favor of Bruce A. Zwigard (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007).

4.3	Pledge Agreement, dated as of October 19, 2007, by and between Ladenburg Thalmann Financial Services Inc. and Bruce A. Zwigard (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007).

10.1	Stock Purchase Agreement, dated as of October 19, 2007, by and among Ladenburg Thalmann Financial Services Inc., the Investacorp Companies, the VIA Companies, Bruce A. Zwigard and the Bruce A. Zwigard Grantor Retained Annuity Trust dated June 20, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007).

10.2	Non-Plan Option Agreement, dated as of October 19, 2007, by and between Ladenburg Thalmann Financial Services Inc. and Bruce A. Zwigard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007).

10.3	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: November 8, 2007	By: /s/ Diane Chillemi
Diane Chillemi
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)