Form 10-K
period 2007-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2008-03-17
CIK 1029730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
Commission File Number 1-15799

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0701248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4400 Biscayne Boulevard, 12th Floor Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

(212) 409-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $.0001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the registrant was approximately $200,000,000.

As of March 3, 2008, there were 161,740,406 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

PART I

ITEM 1.	BUSINESS.

General

We are engaged in retail and institutional securities brokerage, investment banking services, asset management services and investment activities through our subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and Investacorp, Inc. (collectively with related companies, “Investacorp”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

Investacorp is a leading independent broker-dealer and investment adviser that has been serving the independent registered representative community since 1978. We acquired Investacorp in October 2007.

Each of Ladenburg and Investacorp is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board (“MSRB”) and is a member of the Securities Investor Protection Corporation (“SIPC”).

Ladenburg’s private client services and institutional sales departments serve approximately 12,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions. At December 31, 2007, Investacorp’s 500 registered representatives served approximately 200,000 accounts nationwide and Investacorp had more than $8.5 billion in client assets.

We were incorporated under the laws of the State of Florida in February 1996. Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137. Our telephone number is (212) 409-2000. Ladenburg’s principal executive offices are located at 153 East 53rd Street, New York, New York 10022. Ladenburg has branch offices located in Melville, New York, Miami and Boca Raton, Florida, Lincolnshire, Illinois, Los Angeles, California, Princeton, New Jersey, Columbus, Ohio and Houston, Texas. Investacorp’s principal executive offices are located at 15450 New Barn Road, Miami Lakes, Florida 33014. Investacorp’s independent registered representatives are located in approximately 350 offices in 41 states.

Our corporate filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on Ladenburg’s website, www.ladenburg.com, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. We do not intend for information contained in our website, or those of our subsidiaries, to be a part of this annual report on Form 10-K. In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Ladenburg Thalmann Financial Services Inc., 4400 Biscayne Blvd., 12th Floor, Miami, FL 33137, Attn: Corporate Counsel.

Caution Concerning Forward-Looking Statements and Risk Factors

This annual report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations or beliefs and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, strategic and/or regulatory factors, and other factors affecting the operation of our businesses. For more detailed information about these factors, and risk factors with respect to our operations, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Special Note Regarding Forward-

Looking Statements” below. We are under no obligation to (and expressly disclaim any obligation to) update or alter any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Recent Developments

Punk, Ziegel Acquisition

On March 4, 2008, we entered into a definitive merger agreement to merge Punk, Ziegel & Company, L.P. into Ladenburg. Punk Ziegel is a privately-held specialty investment bank providing a full range of research, equity market making, corporate finance, retail brokerage and asset management services centered on high growth sectors within the healthcare technology, biotechnology, life sciences and financial services industries. Punk, Ziegel, which is based in New York City, has approximately 45 employees and is known for its highly focused, in-depth research and corporate finance advice, particularly in the healthcare and financial services industries. The transaction is expected to close in the second quarter of 2008 and is subject to customary closing conditions, including approval from FINRA.

Investacorp Acquisition

On October 19, 2007, we acquired all of the outstanding shares of privately-held Investacorp. At the closing, we paid $25,000,000 to the sellers, Bruce A. Zwigard and an affiliated trust. In addition, we issued a three-year, non-negotiable promissory note in the aggregate principal amount of $15,000,000 to Mr. Zwigard. The note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. We have pledged the stock of Investacorp to Mr. Zwigard as security for the payment of the note. The note contains customary events of default, which if uncured, entitle Mr. Zwigard to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. We also paid the sellers an additional amount of approximately $5,200,000, representing Investacorp’s retained earnings plus paid-in capital.

In connection with his continued employment with Investacorp, we granted Mr. Zwigard employee stock options to purchase a total of 3,000,000 shares of our common stock at $1.91, the closing price of our common stock on October 19, 2007. The Zwigard options vest over a three-year period (subject to certain exceptions), have a ten-year term and were issued pursuant to a non-plan option agreement. Additionally we issued to certain Investacorp employees options to purchase a total of 1,150,000 shares of common stock under our option plan. These options vest in four equal annual installments and have an exercise price of $1.91.

Frost Gamma Revolving Credit Agreement

In connection with the Investacorp acquisition, on October 19, 2007, we entered into a $30,000,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and our principal shareholder. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150,000. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Pursuant to the credit agreement, we granted to Frost Gamma a warrant to purchase 2,000,000 shares of our common stock. The warrant is exercisable for a ten-year period and the exercise price is $1.91. During the first quarter of 2008, we repaid approximately $8,000,000 of the $30,000,000 of outstanding borrowings under the credit agreement.

Debt Exchange

In February 2007, we entered into a debt exchange agreement with New Valley LLC. New Valley agreed to exchange the $5,000,000 principal amount of our promissory notes held by New Valley for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the debt exchange agreement. Our shareholders approved the transaction at our annual shareholders meeting on June 29, 2007. On that date, we issued 2,777,778 shares of our common stock in exchange for the $5,000,000 principal amount of notes and we paid accrued interest on the notes of $1,732,000 to New Valley. The exchange resulted in a loss of $1,833,000 representing the excess of the quoted market value of the

2,777,778 shares of stock at the date of the exchange agreement ($2.46 per share) over the carrying amount of the notes.

Acquisition Strategy

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

Business Segments

Effective as of October 19, 2007 (the date when we acquired Investacorp), we have two operating segments which correspond to our two principal broker-dealer subsidiaries, Ladenburg and Investacorp. Financial and other information by segment for the year ended December 31, 2007 is set forth in Note 17 to our consolidated financial statements.

Ladenburg

Ladenburg’s principal business areas are: retail and institutional brokerage, investment banking, investment activities, asset management and research.

Retail and Institutional Brokerage Business

A significant percentage of our revenues during the last several years has been generated from Ladenburg’s retail and institutional brokerage business. Ladenburg’s private client services and institutional sales departments currently serve a total of approximately 12,000 accounts nationwide. Ladenburg charges commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and over the counter. In addition to traditional commission-based accounts, Ladenburg, through its registered investment adviser subsidiary, Ladenburg Thalmann Asset Management Inc., offers a non-discretionary fee in lieu of commission program that allows retail clients to establish a non-discretionary account within which they may trade their portfolio under an all inclusive wrap fee through Ladenburg’s registered investment advisor.

Investment Banking Activities

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees. Underwriting revenues arise from securities offerings in which Ladenburg acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Revenues generated from the investment banking activities of Ladenburg represented 58%, 40% and 26% of our total revenues in 2007, 2006 and 2005, respectively. Our investment banking professionals maintain relationships with businesses, private equity firms, other financial institutions as well as high net worth individuals. Our bankers provide them with extensive corporate finance and investment banking services. At March 3, 2008, we had approximately 20 professionals in Ladenburg’s investment banking group, located in Miami, Florida, New York, New York, Columbus, Ohio and Houston, Texas.

In addition to providing general investment banking and corporate finance consulting services, Ladenburg provides the following services:

Underwriting of public equity and debt offerings.  Ladenburg has been active as lead and co-managing underwriter, general underwriter and/or a selling group member in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and Ladenburg’s ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with regulations regarding its net capital.

SPAC underwritings.  We are a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPACs). The revenues associated with these offerings have been an important contributor to our investment banking business since 2005. These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business “public.” In recent years, there has been a surge of activity in this segment of the market, although the number of new SPAC offerings, as well as the equity capital markets generally, have declined significantly during the first quarter 2008. Since 2005, Ladenburg had lead or co-managed 35 SPAC offerings raising approximately $7 billion, and our professionals provide unique deal structures and a proprietary retail distribution network that adds value and validity to the offering. Compensation derived from these underwritings includes normal discounts and commissions as well as deferred fees that will be payable to us only upon the SPAC’s completion of a business combination. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the fourth quarter of 2007, Ladenburg received deferred fees of $9,700,000 (included in investment banking revenues) and incurred commissions and related expenses of $3,500,000. As of December 31, 2007, we had unrecorded potential deferred fees for our SPAC-related transactions of $39,500,000, which, net of commissions and related expenses, amounted to approximately $23,500,000.

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

Ladenburg has recently expanded its private placement activities to include PIPE (private investment in public equity) transactions and has added additional personnel dedicated to this practice area. Ladenburg intends to use its relationships with both public companies seeking to engage in PIPE transactions, as well as hedge funds and other institutional investors. We believe there is a significant opportunity for continued growth in this area given issuers’ continuing desire to identify and pursue faster and less costly financing alternatives to traditional follow-on public offerings and institutional investors’ continuing interest in participating in these financing transactions.

Merger, acquisition, and divestiture advisory services.  A merger, acquisition or the sale of all or part of a business can be a key factor in enhancing a company’s success and in advancing its corporate and/or shareholder objectives. Ladenburg reviews a merger or acquisition client’s individual situation and specific needs and then provides that client with targeted services to better suit the client. Ladenburg also acts as a financial advisor and assists its clients with merger and acquisition services in a variety of scenarios. Ladenburg is a member of M&A International Inc., the world’s largest M&A alliance, with 42 members that focus primarily on mid-market acquisitions that have offices in 38 countries.

Rendering fairness and solvency opinions.  Fairness and solvency opinions are issued through Ladenburg, which has developed a proven expertise in the fairness and solvency opinion market. Ladenburg has also been actively involved in rendering fairness opinions for SPACs in connection with business combinations.

Fairness and solvency opinions are often necessary or requested in a variety of situations, including mergers, acquisitions, restructurings, financings and privatizations. Given recent regulations and growing concerns regarding potential conflicts of interest between a company and its shareholders, a fairness opinion serves to mitigate the possible risks and associated litigation. A fairness opinion from a qualified financial advisor is one of the most effective risk management tools available to assure sound business judgment has been exercised in varying types of corporate transactions.

Ladenburg provides both fairness and solvency opinions and analyses to boards of directors, independent committees of boards of directors and shareholders. In addition, the firm provides objective advice on the valuation of businesses and securities in connection with transactions involving mergers, acquisitions, leveraged buyouts and restructurings, going-private transactions and certain other market activities.

Due to the increased scrutiny and regulation arising from inherent conflicts of interest where investment banks serve as a client’s exclusive financial advisor and assist in both the sale of a company and provide a fairness opinion on the transaction, there has been an increased need for “second” fairness opinions from an independent party. Ladenburg has experience in issuing these “second” opinions and provides unbiased and independent evaluations to assist in these situations.

Financial valuations.  The value of a business can become a matter of concern in a variety of transactions, including but not limited to sale or purchase transactions and recapitalizations. Valuations are also integral in tax planning and for accounting compliance. Ladenburg has extensive valuation expertise. Ladenburg’s professionals are uniquely qualified to determine the value of private companies, closely-held business interests, limited partnership interests, intellectual property and other intangible assets and corporate securities with marketability concerns.

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

Asset Management

Ladenburg Asset Management Program

Ladenburg Thalmann Asset Management, Inc. (“LTAM”) offers its customers the Ladenburg Asset Management Program (LAMP) to assist them in achieving their desired investment objectives through centralized management of mutual fund and exchange-traded fund portfolios based on asset allocation models. Features of the program include active rebalancing at the asset class and security level, minimum account balance, risk analysis, customized investment policy statements and comprehensive performance reporting.

Private Investment Management

LTAM offers specialized programs to access professional money managers. The Private Investment Management program allows internal managers to provide portfolio services to clients on a discretionary basis with specific styles of investing for an annual asset-based fee. The Private Investment Management Program Accredited (“PIMA”) is offered for accredited investors. The internal PIMA managers manage certain accounts using the same investment strategy used to manage LTAM’s private funds and other investment strategies involving short-selling and use of leverage. In addition to the annual asset-based fee, certain customers are also charged an incentive fee, if earned, at the end of each calendar year.

LTAM’s Investor Consulting Services are designed to provide clients with access to proven independent managers usually only available to large institutions, across the spectrum of major asset classes. LTAM performs due diligence on the managers to ensure that, by maintaining them as a recommended manager, they may represent a suitable solution for the investor.

Retirement Plan Sponsor Services

LTAM provides investment consulting services to sponsors of certain retirement plans, such as 401(k) plans. These services include: identifying mutual funds for the plan sponsor’s review and final selection based on the selection criteria stated in the plan’s investment policy statement; assisting in the planning and coordination of, and participating in, enrollment and communication meetings; and providing to the plan sponsor a written mutual-fund-by-mutual-fund quarterly performance report for the purpose of meeting the plan fiduciary’s obligation to monitor plan assets. Certain plan participants may also engage LTAM to manage their plan assets on a discretionary basis.

Alternative Investments

LTAM provides high net worth clients and institutional investors the opportunity to invest in proprietary and third party alternative investments. These include, but are not limited to, hedge funds, funds of funds, private equity, venture capital and real estate.

Ladenburg Architect Program

LTAM provides its customers the Ladenburg Architect Program as a non-discretionary, fee-based, advisory account that allows them to maintain control over the management of the account and choose from a diverse group of securities while partnering with their Financial Consultant. The program features quarterly performance monitoring, check writing, a debit card and online account access.

Third Party Advisory Services

Together with its affiliate, LTAM provides investment consulting services to the clients of Investacorp Advisory Services, Inc. (“IAS”), Investacorp’s registered investment advisor. Under these arrangements, IAS provides certain services to its clients and LTAM provides the remaining advisory and account management services.

Research Services

Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms ignoring the demands for unbiased research. Ladenburg provides a superior branded in-depth research product geared only to action-oriented investment ideas. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department specializes in small- to mid-cap companies in the power and electric utilities, exploration and production, oil services, medical devices and restaurant sectors and on a special situations basis and may expand to additional sectors in the future. Research is provided on a fee basis to certain institutional accounts. Our research department:

•	reviews and analyzes general market conditions and other industry groups;

•	issues written reports on companies, with recommendations on specific actions to buy, sell or hold; or hold;

•	furnishes information to retail and institutional customers; and

•	responds to inquires from customers and account executives.

Upon completion of the pending Punk Ziegel acquisition, Ladenburg will also provide research coverage in the healthcare and financial institutions sectors.

Investacorp

Overview

Investacorp participates in the independent distribution channel for financial services products and services. Investacorp considers the independent distribution channel to include firms:

•	that are not owned or controlled by a financial services products manufacturer;

•	that are not required to place all or a substantial portion of their new business with a single financial services products manufacturer; and

•	in which the sales representatives are free to sell the products of multiple manufacturers.

Broker-dealers serving the independent channel, such as Investacorp, often referred to as independent broker-dealers, tend to offer extensive product and financial planning services and heavily emphasize packaged products such as mutual funds and variable annuities. We believe that the financial services industry is witnessing an increase in the number of independent broker-dealer representatives and registered investment advisors as registered representatives are leaving large national firms to form their own small firms. These new small firms need client and back office support services and access to technology and such firms typically become affiliated with an independent broker-dealer. Further, individuals are increasingly transferring their assets from mutual funds to other managed products such as those offered by Investacorp. We expect these trends to continue and possibly accelerate in the future.

Investacorp supports approximately 500 independent contractor registered representatives in providing products and services to their clients in approximately 350 branch offices located in 41 states. Approximately one-quarter of the registered representatives are located in Florida. A significant number of Investacorp’s registered representatives also are located in New York. The number of registered representatives in these offices ranges from one to 16. Many of Investacorp’s registered representatives provide financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions may be effected through Investacorp, for which Investacorp earns either a commission or a fee. Representatives may be permitted to conduct other approved businesses unrelated to their Investacorp activities such as offering fixed insurance products, accounting, estate planning and tax services, among others.

A registered representative who becomes affiliated with Investacorp establishes his or her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies); although all of that branch’s revenues from securities brokerage transactions accrue to Investacorp. Because Investacorp’s registered representatives bear the responsibility for these expenses, Investacorp pays them a significant percentage of the commissions they generate, typically at least 80%. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing employee benefits, office space, sales assistants, telephone service and supplies. The independent brokerage model permits Investacorp to expand its base of revenue and its network for the retail distribution of investment products without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Investacorp’s registered representatives must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his or her own office. Financial professionals such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, often affiliate with Investacorp. These professionals then offer financial products and services to their clients through Investacorp and earn commissions and fees for these transactions and services. Investacorp’s registered representatives have the ability to structure their own practices and to specialize in different areas of the securities business, subject to Investacorp’s supervisory procedures as well as compliance with all applicable regulatory requirements.

Investacorp provides full support services to each of its registered representatives, including: access to stock and options execution; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

Each representative is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities business in which he or she engages, and to register in the various states in which he/she has customers. Investacorp is ultimately responsible for supervising all of its registered representatives wherever they are located. We can incur substantial liability from improper actions of any of Investacorp’s registered representatives.

While an increasing number of clients are electing asset-based fee alternatives to the traditional commission schedule, in most cases Investacorp charges commissions on variable annuity, mutual fund, equity and fixed income transactions. Investacorp primarily derives revenue from commissions from the sale of variable annuity products and mutual funds by its independent registered representatives.

Investacorp’s Asset Management Business

Third Party Programs

IAS makes available to its clients various third-party, non-proprietary timing services, non-proprietary asset allocation services and non-proprietary wrap fee programs, which use individual money managers. IAS’s solicitors and servicing investment adviser representatives refer and/or recommend their clients to these programs based upon their clients’ financial objectives or assist their clients in choosing from an approved list of third-party investment advisor sponsors that provide these particular types of services.

IAS TARGET Account Series

The IAS TARGET Account Series offers clients accounts whereby they can choose to invest in a diverse group of securities and pay a fee for services which include advisory, administrative, and processing functions. Alternatively, the client can employ a third-party money manager to manage the client’s TARGET Account.

Financial Planning Services

IAS through certain select IAS investment adviser representatives may provide consultation and financial planning services which may include: estate planning, retirement and financial goal planning, educational funding, asset allocation and insurance needs analysis, as well as general analysis and planning. The IAS investment adviser representative prepares a written financial plan based upon the client’s stated goals, needs and investment profile.

Investacorp’s Insurance Business

Almost all of Investacorp’s financial planners are also authorized agents of insurance underwriters. Investacorp has the capability of processing insurance business through Valor Insurance, our wholly-owned subsidiaries which are licensed insurance brokers, as well as through other licensed insurance brokers. The Valor Insurance entities hold insurance agency licenses in 46 states for the purpose of facilitating the sale of insurance and annuities for Investacorp’s registered representatives to the retail customer. We retain no risk of insurance related to the insurance and annuity products Investacorp’s registered representatives sell.

Investacorp’s Strategy

Investacorp’s business plan is focused on increasing its network of registered representatives, its revenues and its client assets as described below.

•	Recruiting experienced financial professionals. Investacorp actively recruits experienced financial professionals. These efforts are supported by advertising, targeted direct mail and inbound and outbound telemarketing. Although Investacorp will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance and mutual funds), it also intends to pursue financial advisors who focus on the sale of different types of securities, namely equities and fixed income products.

•	Provide technological solutions to its employees and independent representatives. Investacorp believes that it is imperative that it continues to possess state-of-the-art technology so that its employees and independent registered representatives can effectively facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing its commitment to provide a highly capable technology platform to process business, Investacorp believes that it can achieve economies of scale and potentially reduce the need to hire additional personnel.

•	Build recurring revenue. Over the past several years, Investacorp has recognized the trend toward increased investment advisory business and is focused on building its fee based investment advisory business. Investacorp believes that fee based investment advisory services may be better for certain clients. While these fees generate substantially lower first year revenue than most commission products, the recurring nature of these fees provides a platform for accelerating future revenue growth.

•	Acquire other independent brokerage firms. Investacorp may also pursue the acquisition of other independent brokerage firms. The ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and Investacorp’s ability to successfully negotiate favorable terms. There can be no assurance that Investacorp will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than anticipated.

•	Assist registered representatives to increase their sales. Investacorp is aligned with its registered representatives in seeking to increase their sales and improve productivity. Investacorp continues to undertake initiatives to assist its registered representatives with client recruitment, training, compliance and product support. In addition, Investacorp continues to focus on improving back-office support to allow its representatives more time to focus on recruiting activity, training and increasing sales, rather than administrative burdens.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Neither Ladenburg nor Investacorp holds funds or securities for its customers. Instead, Ladenburg uses the services of National Financial Services LLC, a Fidelity Investments® company, and Investacorp uses the services of National Financial Services LLC, Bear Stearns Securities Corp. and Ridge Clearing and Outsourcing Solutions, Inc. as their clearing agents on a fully disclosed basis. The clearing agents process all securities transactions and maintain customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts are fully protected by an excess securities bond, “Excess SIPC”, providing protection for the account’s entire net equity (both cash and securities). Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for Ladenburg’s and Investacorp’s brokerage activities. It provides these services to Ladenburg’s and Investacorp’s customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agent also lends funds to Ladenburg’s and Investacorp’s customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify the clearing brokers for losses they may incur on these credit arrangements.

Seasonality and Cyclical Factors

Our revenues typically are affected by the traditional U.S. vacation seasons, such as July, August and December. Our revenues may be more adversely affected by cyclical factors, such as the current financial market downturn as well as problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which has historically resulted in fewer investment banking transactions and less investing by institutional and retail investors through broker-dealers, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

Competition

We encounter intense competition in all aspects of our business and compete directly with many other providers of financial services for clients as well as registered representatives. We compete directly with many other national and regional full service financial services firms, discount brokers, investment advisers, broker-dealer subsidiaries of major commercial bank holding companies, insurance companies and other companies offering financial services in the U.S., globally, and through the Internet. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. A growing number of brokerage firms offer online trading which has further intensified the competition for brokerage customers. Although Ladenburg and Investacorp offer on-line account access to their customers to review their account balances and activity, they currently do not offer any online trading services to their customers. The continued expansion of discount brokerage firms and online trading could adversely affect our business. In addition, competition is increasing from other financial institutions, notably banking institutions, insurance companies and other organizations, which offer customers some of the same services and products presently provided by securities firms. We seek to compete through the quality of our registered representatives and investment bankers, our level of service, the products and services we offer and our expertise in certain areas.

In the financial services industry, there is significant competition for qualified personnel. Our ability to compete effectively is substantially dependent on our continuing ability to attract, retain and motivate qualified registered representatives, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel.

Government Regulation

The securities industry, including our business, is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA and the Municipal Securities Rulemaking Board. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations.

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Ladenburg is a registered broker-dealer with the SEC and a member firm of the NYSE. Investacorp is a registered broker-dealer with the SEC. Each of Ladenburg and Investacorp is licensed to conduct activities as a broker-dealer in all 50 states.

Ladenburg Thalmann Europe, Ltd., a wholly-owned subsidiary of Ladenburg, is an authorized securities broker regulated by the Financial Services Authority of the United Kingdom and, through the European Community’s passporting provisions, is authorized to conduct business in all of the member countries of the European Community.

The regulations to which broker-dealers are subject cover all aspects of the securities industry, including:

•	sales methods and supervision;

•	trading practices among broker-dealers;

•	use and safekeeping of customers’ funds and securities;

•	capital structure of securities firms;

•	record keeping;

•	conduct of directors, officers and employees; and

•	advertising, including regulations related to telephone solicitation.

As registered investment advisors under the Investment Advisers Act of 1940, LTAM and IAS are subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things:

•	limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients;

•	record-keeping and reporting requirements;

•	disclosure requirements;

•	limitations on principal transactions between an advisor or its affiliates and advisory clients; and

•	general anti-fraud prohibitions.

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

Net Capital Requirements

Our registered broker-dealer subsidiaries are subject to the SEC’s net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital.

Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2007, Ladenburg had net capital, as defined, of approximately $26,659,000, which exceeded its minimum capital requirement of $500,000 by $26,159,000. Ladenburg claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

Investacorp is also subject to SEC Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2007, Investacorp had net capital of approximately $2,496,000, which was $2,163,000 in excess of its required net capital of $333,000. At December 31, 2007, Investacorp’s net capital ratio was 2 to 1.

Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. In the past, Ladenburg has entered into, and from time to time in the future may enter into, temporary subordinated loan arrangements to borrow funds on a short-term basis from our shareholders or clearing broker in order to supplement the capital of our broker-dealers to facilitate underwriting transactions.

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

Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from it, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

In addition to regulatory net capital restrictions, Investacorp also is contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the lesser of the then outstanding principal balance of the Zwigard note and $5,000,000. At December 31, 2007, the outstanding principal balance of the Zwigard note was $14,214,218.

Geographic Area

We are domiciled in the United States and virtually all of our revenue is attributed to activities in the United States. All of our long-lived assets are located in the United States.

Personnel

At December 31, 2007, Ladenburg had a total of approximately 173 employees, of which 107 are registered representatives and 66 are other full time employees. In addition, Investacorp had approximately 500 registered representatives and 75 full time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees and independent contractors to be good.

ITEM 1A.	RISK FACTORS.

You should carefully consider all of the material risks described below regarding our company. Our business, financial condition or results of operation could be materially adversely affected by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially and adversely affect our business operations.

Risk Factors Relating to Our Business

We have incurred in the past, and may incur in the future, significant operating losses.

Although we had net income for the years ended December 31, 2007 and 2006, we did incur significant losses from operations during each of the four years ended December 31, 2005. We cannot assure you that we will be able to sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2008, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

A large portion of our revenue for any period may result from a limited number of underwriting transactions.

A large part of our revenue for any period may be derived from a limited number of underwritings in which Ladenburg serves as either the lead or co-manager. We cannot assure you that Ladenburg will continue to serve as lead or co-manager of similar underwritings in the future. If Ladenburg is not able to do so, our revenue may significantly decrease and our results of operations may be adversely affected.

Our revenues may decline if the market for SPAC offerings declines.

The number of new SPAC offerings, as well as the equity capital markets generally, have declined significantly during the first quarter 2008. A continued downturn in the market for SPAC transactions could adversely affect our results of operations. Underwritings for SPAC transactions have been an important source of revenues for us since 2005. SPAC transactions are currently exempt from rules adopted by the SEC to protect investors of blank check companies, such as Rule 419 under the Securities Act of 1933. However, the SEC may determine to adopt new rules relating to SPAC transactions which could impact our ability to successfully underwrite these transactions.

Deferred underwriting fees may not be received by us in certain situations.

At December 31, 2007, we were owed deferred fees from SPAC underwritings that Ladenburg participated in of $39,500,000, or approximately $23,500,000 after expenses. These deferred fees are not included in our revenues, however, until a business combination is completed by the SPAC and Ladenburg is paid. Accordingly, if the SPACs from which we are owed deferred fees are unable to consummate business combinations, we will not be entitled to receive the deferred fees we are owed. SPACs face significant competition in consummating business combinations. Since August 2003, based upon publicly available information, approximately 155 SPACs have completed initial public offerings as of March 1, 2008. Of these companies, only 47 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination and ten companies have failed to complete business combinations and have dissolved and returned trust proceeds to their stockholders. Accordingly, if the SPACs that owe us deferred fees do not consummate business combinations, we will not receive these fees and our results of operations may be adversely affected.

We may experience significant fluctuations in our quarterly operating results due to the nature of our business and therefore may fail to meet profitability expectations.

Our revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including the level of underwritings and advisory transactions completed by us and the level of fees we receive from those underwritings and transactions. Accordingly, our results of operations may fluctuate significantly due to an increased or decreased number of transactions in any particular quarter or year.

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

Our business is dependent on fees generated from the distribution of financial products

An important portion of our revenues is derived from fees generated from the distribution of financial products such as mutual funds and variable annuities by the Investacorp registered representatives, and to a lesser extent, Ladenburg’s registered representatives. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues and profits.

In addition, there have been suggestions from regulatory agencies and other industry participants that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. Any reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our results of operations.

Our business could be adversely affected by a downturn in the financial markets.

Our business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a downturn in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our results of operations will be adversely affected.

Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and therefore may be adversely affected by any downturn in the securities markets. Additionally, downturn in market conditions may lead to a decline in assets under management or the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we would otherwise receive from commissions, fees and spreads. Should these adverse financial and economic conditions appear and persist for any extended period of time, we will incur a further decline in transactions and revenues that we receive from commissions, fees and spreads.

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

We cannot always deter misconduct by our employees and independent registered representatives, and the precautions we take to prevent and detect this activity may not be effective in all cases. Prevention and detection among our independent registered representatives, who are not employees of our company and tend to be located in small, decentralized offices, presents additional challenges. We also cannot assure that misconduct by our employees and independent registered representatives will not lead to a material adverse effect on our business or results of operations.

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

From time to time, our underwriting activities may require that we temporarily receive an infusion of capital for regulatory purposes. This is predicated on the amount of commitment Ladenburg makes for each underwriting. In the past, we entered into temporary subordinated loan arrangements with our shareholders or clearing firm. Should we no longer be able to receive such funding from these sources, and if there are no other viable sources available, it would have an adverse impact on our ability to generate profits, recruit financial consultants and retain existing customers.

Our capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

Ladenburg’s investment banking clients generally retain it on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, Ladenburg must seek out new engagements when its current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business and results of operations would likely be adversely affected.

We depend on our senior employees and the loss of their services could harm our business.

Our success is dependent in large part upon the services of several of our senior executives and employees, including those of Ladenburg and Investacorp. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. If our senior executives or employees terminate their employment with us and we are unable to find suitable replacements in relatively short periods of time, our business and results of operations may be materially and adversely affected.

We face significant competition for professional employees.

From time to time, individuals we employ may choose to leave our company to pursue other opportunities. We have experienced losses of registered representatives, trading and investment banking professionals in the past, and the level of competition for key personnel remains intense. We cannot assure you that the loss of key personnel will not occur again in the future. The loss of a registered representative or a trading or investment banking professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our results of operations.

Poor performance of the investment products and services recommended or sold to asset management clients may have a material adverse effect on our business.

Investacorp’s and Ladenburg’s investment advisory contracts with their clients are generally terminable upon 30 days’ notice. These clients can terminate their relationship, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

Systems failures could significantly disrupt our business.

Our business depends on our and our clearing firms’ ability to process, on a daily basis, a large number of transactions across numerous and diverse markets and the transactions we process have become increasingly complex. We rely heavily on our communications and financial, accounting and other data processing systems, including systems provided by our clearing brokers and service providers. We face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted.

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. In addition, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, terrorism, or otherwise, or that our or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The inability of our or our clearing brokers’ systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

Our expenses may increase due to real estate commitments.

We have subleased office space in various locations to subtenants. Should any of the sub-tenants not pay their rent for an extended period of time, it may have a material adverse effect on our results of operations.

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

Risk Factors Relating to Our Industry

Each of Ladenburg and Investacorp rely on clearing brokers and the termination of the agreements with any one of these clearing brokers could disrupt our business.

Ladenburg primarily uses one clearing broker and Investacorp currently uses three clearing brokers to process securities transactions and maintain customer accounts on a fee basis. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. Ladenburg and Investacorp depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, each of Ladenburg and Investacorp is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If any of these clearing agreements were terminated for any reason, we would be forced to find an alternative clearing firm. We cannot assure you that we would be able to find an alternative clearing firm on acceptable terms to us or at all. In addition, the loss of any particular clearing firm could hamper Investacorp’s ability to recruit and retain its independent registered representatives.

Our clearing brokers extend credit to our clients and we are liable if the clients do not pay.

Each of Ladenburg and Investacorp permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client’s account. During periods of volatile markets, the value of the collateral held by the clearing broker could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. Each of Ladenburg and Investacorp has agreed to indemnify the clearing broker for losses it may incur while extending credit to its clients.

Credit risk exposes us to losses caused by financial or other problems experienced by third parties.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include:

•	trading counterparties;

•	customers;

•	clearing agents;

•	other broker-dealers;

•	exchanges;

•	clearing houses; and

•	other financial intermediaries as well as issuers whose securities we hold.

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

Our business and results of operations may be negatively affected by errors and omissions claims.

Our subsidiaries are subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against our subsidiaries or their registered representatives may allege liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to effect securities transactions on behalf of clients, to choose suitable investments for any particular client, to supervise a registered representative or to provide insurance carriers with complete and accurate information. It is not always possible to prevent or detect errors and omissions, and the precautions our subsidiaries take may not be effective in all cases. Moreover, our subsidiaries do not carry errors and omissions insurance coverage and many of their registered representatives do not carry such coverage either. Our liability for significant and successful errors and omissions claims may materially and negatively affect our results of operations.

We are subject to various risks associated with the securities industry.

We are subject to uncertainties that are common in the securities industry. These uncertainties include:

•	the volatility of domestic and international financial, bond and stock markets;

•	extensive governmental regulation;

•	litigation;

•	intense competition;

•	substantial fluctuations in the volume and price level of securities; and

•	dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. We are much smaller and have much less capital than many competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.

Legal liability may harm our business.

Many aspects of our business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. Our underwriting activities often involve offerings of the securities of smaller companies, which may involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter of a smaller company’s securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer or as a result of other business activities. In general, the cases involve various allegations that our employees or registered representatives had mishandled customer accounts. We believe that, based on our historical experience and the reserves established by us, the resolution of the claims presently pending will not have a material adverse effect on our financial condition. However, although we typically reserve an amount we believe will be sufficient to cover any damages assessed against us, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our financial condition may be materially adversely affected.

Risk Factors Relating to the Regulatory Environment

We are currently subject to extensive securities regulation and the failure to comply with these regulations could subject us to penalties or sanctions.

The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including FINRA and the Municipal Securities Rulemaking Board. The regulatory environment is also subject to change and we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

Each of Ladenburg and Investacorp is a registered broker-dealer with the SEC and FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

•	sales methods and supervision;

•	trading practices among broker-dealers;

•	use and safekeeping of customers’ funds and securities;

•	capital structure of securities firms;

•	record keeping; and

•	conduct of directors, officers and employees.

Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA. FINRA adopts rules, subject to approval by the SEC, that govern broker-dealers and conducts periodic examinations of firms’ operations.

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

Implementation of FINRA Rule 2821, which governs the sale of variable annuity products, may impact our financial performance.

FINRA recently adopted Rule 2821, which governs the sale of variable annuity products. Rule 2821 currently is scheduled to go into effect in May 2008. Investacorp will be required to train its registered representatives on new processes for the sale of these products and delays in completing annuity sales may occur. Accordingly, our revenue may be negatively impacted by delays in the sales process for annuities and our expenses will increase as a result of compliance and technology costs associated with the implementation of this new rule.

Legislative, judicial or regulatory changes to the classification of independent contractors could increase our operating expenses.

From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common law” factors, rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. Investacorp classifies its registered representatives as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of Investacorp’s registered representatives. The costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition.

Failure to comply with net capital requirements could subject us to suspension or revocation by the SEC or suspension or expulsion by FINRA.

Each of Ladenburg and Investacorp is subject to the SEC’s net capital rule which requires the maintenance of minimum net capital. In addition, Ladenburg is subject to the net capital requirements of Commodity Futures Trading Commission’s Regulation 1.17. At December 31, 2007, each of Ladenburg and Investacorp exceeded its minimum net capital requirement. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. The net capital rule requires that a broker-dealer maintain a certain minimum level of net capital. The particular levels vary in application depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer, including its ability to make markets. Ladenburg and/or Investacorp may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC or the CFTC, as applicable, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.

A change in the tax treatment of insurance products or a determination that these products are not insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce our revenue.

The market for many insurance products sold by Investacorp’s registered representatives is based in large part on the favorable tax treatment, including the tax-free build up of cash values and the tax-free nature of death benefits that these products receive relative to other investment alternatives. A change in the tax treatment of insurance products or a determination by the IRS that certain of these products are not insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. In addition, the IRS from time to time releases guidance on the tax treatment of products. If the provisions of the tax code were changed or new federal tax regulations and IRS rulings and releases were issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the insurance contracts could decrease, which may reduce our revenue and negatively affect our business.

Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations

We may be unable to successfully integrate acquired businesses into our existing business and operations.

We made one acquisition in 2007 and two acquisitions in 2006 and have agreed to make another in 2008. We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash or debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We may experience difficulty integrating the operations of these entities or any other entities acquired in the future into our existing business and operations. Furthermore, we may not be able retain all of the employees we acquire as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired businesses or write-off the value of some or all of the assets of the acquired business. If we are unable to successfully integrate acquired businesses into our existing business and operations in the future, it could have a material adverse effect on our results of operations.

We may be adversely affected if the firms we acquire do not perform as expected.

Even if we are successful in completing acquisitions, we may be adversely affected if the acquired firms do not perform as expected. The firms we acquire may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients, employees and/or registered representatives after the acquisition closing, general economic factors and the cultural incompatibility of an acquired firm’s management team with us. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on our earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to earnings.

We face numerous risks and uncertainties as we expand our business.

We expect the growth of our business to come primarily from internal expansion and through acquisitions. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Risk Factors Relating to Owning Our Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our common stock at prices you find attractive.

The trading price of our common stock has ranged between $1.49 and $3.18 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.

The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	variations in quarterly operating results;

•	general economic and business conditions, including conditions in the securities brokerage and investment banking markets;

•	our announcements of significant contracts, milestones or acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	the initiation or outcome of litigation or arbitration proceedings;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts; and

•	fluctuation in stock market price and volume.

Many of these factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated to the operating performance of such companies. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future. Furthermore, shareholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management. These factors, among others, could significantly depress the price of our common stock.

Our principal shareholders including our directors and officers control a large percentage of our shares of common stock and can significantly influence our corporate actions.

As of March 3, 2008, our executive officers, directors and companies that these individuals are affiliated with beneficially owned approximately 48% our common stock. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Additionally, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

Possible additional issuances will cause dilution.

At December 31, 2007, we had outstanding 161,698,071 shares of common stock and options and warrants to purchase a total of 28,233,417 shares of common stock. We are authorized to issue up to 400,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

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

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain any future earnings to fund the development and growth of our business. We therefore do not anticipate paying cash dividends in the foreseeable future. Accordingly, you must rely on sales of your shares of common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment. In addition, our ability to pay dividends in the future also may be restricted by the net capital requirements imposed on our broker-dealer subsidiaries by the SEC and by covenants contained in our outstanding debt agreements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137, where we lease approximately 15,800 square feet of office space. The lessor is Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder. Our lease expires in January 2012.

Ladenburg’s principal executive offices are located at 153 East 53rd Street, 49th Floor, New York, New York 10022, where it leases approximately 11,000 square feet of office space pursuant to a lease that expires in July 2008. All of the office space from Ladenburg’s previous New York City office located at 590 Madison Avenue has been subleased to various non-related parties at various terms and lease periods. The lease, which Ladenburg is still obligated under as the main lessor, expires in June 2015. Ladenburg also operates several branch offices located in California, Illinois, Florida, New Jersey, New York, Ohio and Texas.

Investacorp’s principal executive offices are located at 15450 New Barn Road, Miami Lakes, Florida 33014, where it leases approximately 15,100 square feet of office space under a lease that expires in July 2011. Investacorp’s independent registered representatives are responsible for the leases for office space they occupy.

ITEM 3.	LEGAL PROCEEDINGS.

See Note 11 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the American Stock Exchange under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2007		2006
Period	High	Low	High	Low

First Quarter	$3.74	$1.18	$1.54	$0.44
Second Quarter	3.18	2.11	1.98	0.81
Third Quarter	2.60	1.49	1.20	0.76
Fourth Quarter	2.35	1.72	1.49	0.91

Holders

As of March 3, 2008, there were approximately 4,127 holders of record of our common stock.

Dividends

To date, we have not paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current anticipated cash needs as well as any other factors that the board of directors may deem relevant. Our ability to pay dividends in the future also may be restricted by the net capital requirements imposed on our broker-dealer subsidiaries by the SEC and by covenants contained in our outstanding debt agreements.

Recent Sales of Unregistered Securities

We did not effect the sale of any unregistered securities during the fourth quarter of 2007 other than those described in current reports on Form 8-K.

Issuer Purchases of Equity Securities

Our purchases of our common stock during the fourth quarter of 2007 were as follows:

				Maximum
				Number
			Total Number	of Shares that
			of Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average Price	Part of Publicly	Under the
	Shares	Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs(1)

October 1 to October 31, 2007	—	—	—	2,235,010
November 1 to November 30, 2007	—	—	—	2,235,010
December 1 to December 31, 2007	67,539	$1.92	67,539	2,167,471

Total	67,539	$1.92	67,539	2,167,471

(1)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. Since inception through December 31, 2007, 332,529 shares had been repurchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2007		2006		2005		2004	2003
	(In thousands, except per share amounts)

Operating Results:
Total revenues	$95,826	(a)	$46,858		$30,690		$38,441	$57,420
Total expenses	85,922		42,010		56,607		48,354	62,618
Income (loss) from continuing operations before income taxes	9,904	(b)	4,848	(c)	(25,917	)(b)	(9,913)	(5,198)
Net income (loss)	9,391	(b)	4,659	(c)	(25,971	)(b)	(9,854)	(5,490)
Per common and equivalent share:
Basic and diluted:
Income (loss) per common share	$0.06		$0.03		$(0.24)		$(0.22)	$(0.13)

Basic weighted average common shares	157,355,540		148,693,521		108,948,623		45,144,481	42,567,798
Diluted weighted average common shares	168,484,469		153,087,961		108,948,623		45,144,481	42,567,798

Balance Sheet Data:
Total assets	$114,132		$47,343		$39,299		$21,631	$44,644
Total liabilities, excluding subordinated liabilities	60,029		19,009		26,332		27,657	35,180
Subordinated debt	—		—		—		18,010	22,500
Limited partners’ interest in discontinued operations	—		—		—		—	3,136
Shareholders’ equity (capital deficit)	54,103		28,334		12,967		(24,036)	(16,172)

Other Data:
Book value per share	$0.33		$0.18		$0.09		$—	$—

(a)	Includes $12,191 of revenue from Investacorp (acquired October 19, 2007) and a charge of $6,694 for non-cash compensation.

(b)	Includes losses on extinguishment of debt of $1,833 in 2007 and $19,359 in 2005.

(c)	Includes $4,983 net gain on sale of NYSE and CBOE memberships and a charge of $2,885 for non-cash compensation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except per share amounts)

Overview

We are engaged in investment banking services, retail and institutional securities brokerage, asset management services and investment activities through our principal operating subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and, since October 19, 2007, Investacorp, Inc. (collectively with related companies, “Investacorp”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

Ladenburg is a full service broker-dealer that has been a member of the NYSE since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, FINRA and the MSRB and is a member of the SIPC. Ladenburg had approximately 107 registered representatives and 66 other full time employees at December 31, 2007. Its private client services and institutional sales departments serve approximately 22,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

Investacorp is an independent broker-dealer and investment adviser, which had approximately 500 independent contractor registered representatives, more than $8.5 billion in client assets and approximately 75 other full time employees at December 31, 2007. Investacorp, which is headquartered in Miami-Lakes, Florida, is subject to regulation by, among others, the SEC, the FINRA, the MSRB and state insurance regulators and is a member of the SIPC. Investacorp’s national network of independent registered representatives primarily serves retail clients.

We are a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPACs). The revenues associated with these offerings have been an important contributor to our investment banking business since 2005. These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business “public.” In recent years, there has been a surge of activity in this segment of the market, although the number of new SPAC offerings, as well as the equity capital markets generally, have declined significantly during the first quarter 2008. Since 2005, Ladenburg had lead or co-managed 35 SPAC offerings raising approximately $7 billion, and our professionals provide unique deal structures and a proprietary retail distribution network that adds value and validity to the offering. Compensation derived from these underwritings include normal discounts and commissions as well as deferred fees that will be payable to us only upon the SPAC’s completion of a business combination. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the fourth quarter of 2007, Ladenburg received deferred fees of $9,700 (included in investment banking revenues) and incurred commissions and related expenses of $3,500. As of December 31, 2007, we had unrecorded potential deferred fees for our SPAC-related transactions of $39,500, which, net of commissions and related expenses, amounted to approximately $23,500.

We have two operating segments which correspond to our two principal broker-dealer subsidiaries, Ladenburg and Investacorp.

Recent Developments

Punk, Ziegel Acquisition

On March 4, 2008, we entered into a definitive merger agreement to merge Punk, Ziegel & Company, L.P. into Ladenburg. Punk Ziegel is a privately-held specialty investment bank providing a full range of research, equity market making, corporate finance, retail brokerage and asset management services centered on high growth sectors within the healthcare technology, biotechnology, life sciences and financial services industries. Punk Ziegel, which is based in New York City, has 45 employees and is known for its highly focused, in-depth research and corporate finance advice, particularly in the healthcare and financial services industries. The transaction is expected to close in the second quarter of 2008 and is subject to customary closing conditions, including FINRA approval.

Investacorp Acquisition

On October 19, 2007, we acquired all of the outstanding shares of privately-held Investacorp. At the closing, we paid $25,000 to the sellers, Bruce A. Zwigard and an affiliated trust. In addition, we issued a three-year, non-negotiable promissory note in the aggregate principal amount of $15,000 to Mr. Zwigard. The note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. We have pledged the stock of Investacorp to Mr. Zwigard as security for the payment of the note. The note contains customary events of default, which if uncured, entitle Mr. Zwigard to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note. We also paid the sellers an additional amount of approximately $5,200, representing Investacorp’s retained earnings plus paid-in capital.

In connection with his continued employment with Investacorp, we granted Mr. Zwigard employee stock options to purchase a total of 3,000,000 shares of our common stock at $1.91, the closing price of our common stock on October 19, 2007. The Zwigard options vest over a three-year period (subject to certain exceptions), have a ten-year term and were issued pursuant to a non-plan option agreement. Additionally we issued to certain other

Investacorp employees options to purchase a total of 1,150,000 shares of common stock under our option plan. These options vest in four equal annual installments and have an exercise price of $1.91.

Frost Gamma Revolving Credit Agreement

In connection with the Investacorp acquisition, on October 19, 2007, we entered into a $30,000 revolving credit agreement with Frost Gamma Investments Trust, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and our principal shareholder. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Pursuant to the credit agreement, we granted to Frost Gamma a warrant to purchase 2,000,000 shares of our common stock. The warrant is exercisable for a ten-year period and the exercise price is $1.91. During the first quarter of 2008, we have repaid $8,000 of the $30,000 of outstanding borrowings under the credit agreement.

Debt Exchange

In February 2007, we entered into a debt exchange agreement with New Valley LLC. New Valley agreed to exchange the $5,000 principal amount of our promissory notes held by New Valley for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the debt exchange agreement. Our shareholders approved the transaction at our annual shareholders meeting on June 29, 2007. On that date, we issued 2,777,778 shares of our common stock in exchange for the $5,000 principal amount of notes and we paid accrued interest on the notes of $1,732 to New Valley. The exchange resulted in a loss of $1,833 representing the excess of the quoted market value of the 2,777,778 shares of stock at the date of the exchange agreement ($2.46 per share) over the carrying amount of the notes.

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash or debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to consummate any such potential acquisitions on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations. See “Item 1A. Risk Factors — Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations”.

Critical Accounting Policies

General.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Clearing Arrangements.  Neither Ladenburg nor Investacorp carries accounts for customers or performs custodial functions related to customers’ securities. Each of Ladenburg and Investacorp introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing broker or brokers, which maintain the customers’ accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for Ladenburg’s and Investacorp’s proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as we have agreed to indemnify the clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our registered representatives, of $58, $18 and $37 for the years ended December 31, 2007, 2006 and 2005, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent registered representatives had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $768 at December 31, 2007 and $483 at December 31, 2006 for potential arbitration and lawsuit losses. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 became effective for us beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect adjustment to the opening balance of retained earnings. Such retrospective application is required for positions in a financial instrument that trades in a certain market held by a broker-dealer that was measured at a fair value using a blockage factor which is no longer permitted upon application of this statement. We expect that the adoption of SFAS No. 157 will not have a material impact on our financial statements.

Valuation of Deferred Tax Assets.  We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2007, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to $18,050. After consideration of all the evidence, both positive and negative, especially the fact we sustained a cumulative pre-tax loss for the periods 2005 through 2007, we have determined that a valuation allowance at December 31, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2007, we had net operating loss carryforwards of approximately $34,000, expiring in various years from 2015 through 2026.

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

Intangible assets.  Intangible assets are being amortized over their estimated useful lives generally on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may be not recoverable. We assess the recoverability of our intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving future discounted cash flows. Future cash flows are based on trends of historical performance and our estimate of future performances, giving consideration to existing and anticipated competitive and economic conditions.

Goodwill.  Goodwill, which was recorded in connection with the Investacorp acquisition, is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with its carrying amount of goodwill. An impairment loss will be recognized in an amount equal to excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our audited condensed consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp (since October 19, 2007) and our other wholly-owned subsidiaries.

	Year Ended December 31,
	2007	2006	2005

Total revenue	$95,826 (1)	$46,858 (3)	$30,690
Total operating expenses	85,922 (2)	42,010	56,607	(2)
Operating income (loss)	9,904	4,848	(25,917)
Net income (loss)	9,391 (2)	4,659 (3)	(25,971	)(2)

EBITDA, as adjusted	22,005	3,824	(4,082)
Add:
Interest income	221	220	152
Sale of exchange memberships	—	4,983	—
Less:
Interest expense	(2,304)	(499)	(1,027)
Income tax expense	(513)	(189)	(54)
Depreciation and amortization	(1,491)	(754)	(811)
Write-off of furniture, fixtures and leasehold improvements, net	—	(41)	(62)
Non-cash compensation	(6,694)	(2,885)	(728)
Loss on extinguishment of debt	(1,833)	—	(19,359)
Net income (loss)	9,391	4,659	(25,971)

(1)	Includes $12,191 of revenue from Investacorp (acquired October 19, 2007).

(2)	Includes losses on extinguishment of debt of $1,833 in 2007 and $19,359 in 2005.

(3)	Includes $4,983 net gain in 2006 on NYSE Euronext common stock, including NYSE merger transaction, and sale of our CBOE membership.

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

Our EBITDA, as adjusted, increased $18,181 in 2007 compared to 2006 and increased $7,906 in 2006 compared to 2005.

As a result of the Investacorp acquisition on October 19, 2007, we had two operating segments. For periods prior to October 19, 2007, we operated in only one segment. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The Investacorp segment includes the broker-dealer and investment advisory services provided by Investacorp to the independent registered representative community.

Year Ended
December 31,
2007

Revenues:
Ladenburg	83,313
Investacorp(1)	12,191
Corporate	322

Total revenues	95,826

Operating Income:
Ladenburg	24,729
Investacorp(1)	1,158
Corporate	(3,882)

Total operating income	22,005

(1)	Includes Investacorp from the date of its acquisition on October 19, 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006

For the fiscal year ended December 31, 2007, we had net income of $9,391 compared to net income of $4,659 for the fiscal year ended December 31, 2006. Net income for 2007 was reduced by a $1,833 loss on extinguishment of debt and $6,694 of non-cash compensation expense. Net income for 2006 included a gain of $4,859 from the NYSE merger, offset by losses of $1,001 on the sale and decline in fair value of NYSE Euronext common stock, a $1,125 gain from the sale of our CBOE membership and $2,885 of non-cash compensation expense.

Our total revenues for 2007 increased $48,968, or 105%, from 2006 primarily as a result of increased investment banking of $36,870, increased commissions and fees of $16,178, and increased asset management of $647 offset by a net gain of $4,983 on the sale of exchange memberships in 2006. The 2007 revenues also included $12,191 of revenue from Investacorp from the date of acquisition (October 19, 2007), which were not included in 2006.

Excluding non-cash compensation expense of $6,694 in 2007 and $2,885 in 2006 and loss on extinguishment of debt of $1,833 in 2007, our expenses increased $38,270, or 98%, from 2006 primarily as a result of an increase in compensation and benefits of $22,183, an increase in other expense of $3,011, an increase in interest expense of $1,805, an increase in professional fees of $1,386, an increase in brokerage, communication and clearance fees of $1,053 and an increase in depreciation and amortization of $737, offset by a decrease in rent and occupancy expense of $876. The 2007 period included expenses of $11,780 attributable to Investacorp’s operations commencing with its acquisition on October 19, 2007. These expenses consisted primarily of commissions and fees expense of $9,012.

The $36,870 (199%) increase in investment banking fees was primarily the result of an increase in the size and number of public offerings, primarily SPACs, where Ladenburg acted as either a lead or co-manager from 16 offerings in 2006 to 29 offerings in 2007, and an increase in advisory and valuation work resulting from the addition of the Capitalink investment banking group in October 2006.

The $16,178 (103%) increase in commissions and fees revenue is attributable to an additional $11,077 from Investacorp and an increase in the number of institutional sales representatives at Ladenburg.

The $647 (27%) increase in asset management revenue was primarily the result of an increase in assets under management.

The $22,183 (83%) increase in compensation and benefits expense was primarily due to a $17,774 increase in producers’ compensation which is directly correlated to revenue production, a $3,059 increase in salaries, payroll taxes and employee benefits, an increase of $705 in discretionary bonuses which vary with revenue, and $645 representing amortization of cash held in escrow for former Telluride shareholders. (See Note 3 to our consolidated financial statements). The increase in salaries and bonuses is due to an increase in the average headcount for salaried Ladenburg employees and $1,202 is attributable to the additional employees from Investacorp.

The $3,809 (132%) increase in non-cash compensation expense is primarily a result of an increase of $2,482 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink which is being amortized over 15 months beginning on October 18, 2006, the date of acquisition, an increase in employee compensation expense of $1,915 attributable to option grants to employees and directors, and an increase of $125 for options granted to the members of our former advisory board and consultants. These amounts were offset by a $713 decrease in the amortization of unearned compensation from stock issued to employees in 2005 at below market prices.

The $1,053 (36%) increase in brokerage, communication and clearance fee expense is primarily attributable to an increase in clearing and execution charges of $536 and an increase in third party trading platforms of $91, which corresponds to the increase in institutional transactions, increased news and quotes subscriptions of $339 and increased communications of $87 attributable to new institutional sales and investment banking personnel.

The $1,386 (54%) increase in professional services expense during 2007 is primarily due to an increase in legal, audit and consulting fees and corporate development activities.

Interest expense increased to $2,304 in the 2007 period from $499 in the 2006 period as a result of debt incurred in connection with the Investacorp acquisition and subordinated loans in connection with underwritings, offset by the debt exchange described herein. We expect interest expense to continue at an increased level in future periods due to the debt relating to the Investacorp acquisition.

Depreciation and amortization expense increased $737 in the 2007 period from the 2006 period, primarily from increased amortization of intangible assets of $960 offset by decreased depreciation of fixed assets and amortization of leasehold improvements of $223. Of this expense, $285 is attributable to Investacorp’s operations.

The $3,011 (88%) increase in other expense is primarily due to an $1,228 increase in travel and entertainment and office expense, $159 increase in license, dues and regulatory fees, $686 increase in reserve for legal settlements, $166 increase in stock and bond errors, and a $283 increase in write-off of receivables. Travel and entertainment expense primarily consists of business development costs for our investment banking business, and costs for our research analysts to visit the companies they cover. In 2007 the average number of investment bankers and research analysts increased significantly over the prior year. In addition, $391 of other expenses is attributable to the addition of Investacorp’s operations.

The $876 (40%) decrease in rent and occupancy, net of sublease revenue is primarily due to Ladenburg entering into an agreement with the landlord at its former NYC office space to amend the lease and surrender a third floor which had been subleased by it. In consideration, the landlord gave up an option to require Ladenburg to occupy additional space and agreed to an annual rent abatement of approximately $79 through June 2015, the expiration of the lease term, with respect to the remaining leased floors. As a result thereof, in 2007, the liability with respect to the lease obligation, which amounted to $589 at December 31, 2006, was reduced by $439 with a corresponding reduction of occupancy expense.

We incurred income tax expense of $513 in 2007 as compared to $189 in 2006. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2007 and 2006 periods does not bear a customary relationship to effective tax rates primarily as a result of the decrease in the valuation allowance in the 2007 and 2006 period and recognized tax benefits from net operating loss carryforwards from prior years utilized to offset taxable income in the 2007 and 2006 periods.

Year ended December 31, 2006 compared to year ended December 31, 2005

For the fiscal year ended December 31, 2006, we had net income of $4,659, compared to a net loss of $25,971 for the fiscal year ended December 31, 2005. The net income for 2006 included a $4,859 gain from the NYSE Merger, $1,001 realized and unrealized losses on the NYSE Group shares, and a $1,125 gain from the sale of our CBOE membership. In addition, $2,885 of non-cash compensation expense was included in the 2006 net income, including $823 relating to the Capitalink acquisition. The net loss for 2005 included $19,359 of non-cash debt conversion expense and $728 of non-cash compensation expense. (See Note 10 to our consolidated financial statements.)

Our revenues for 2006 increased $16,168 or 53% from 2005, primarily as a result of increased investment banking revenues of $10,544 and increased asset management revenues of $1,116, In addition we had a net gain on the sale of exchange memberships of $4,983 in 2006.

Excluding the debt conversion expense of $19,359 in 2005 and non-cash compensation of $2,885 in 2006 and $728 in 2005, our expenses for 2006 increased $2,605 or 7% from 2005 primarily as a result of increased variable costs, which corresponds with the increase in revenues.

The $10,544 (132%) increase in investment banking revenues was primarily the result of an increase in the number of public offerings, primarily SPACs, where Ladenburg acted as either a lead or co-manager from five offerings in 2005 to 16 offerings in 2006.

The $1,116 (88%) increase in asset management revenues was due to an increase in assets under management, primarily relating to customers associated with the employees we hired in the second and third quarters of 2005.

The $3,979 (17%) increase in compensation expense was primarily due to an increase in producers compensation as a result of the net increase in revenues.

The $536 (22%) increase in brokerage, communication and clearance fees is primarily due to an increase in telephone and data service charges of $262, which is a result of increased headcount and the expansion of our offices, as well as higher costs to upgrade our information technology infrastructure. In addition, execution fees that we pay to floor brokers and electronic communication networks increased $211. These expenses are the result of an increase in our institutional desk transactions.

The $452 (17%) decrease in rent and occupancy, net of sublease revenue was primarily due to the subletting of the entire 34th floor of Ladenburg’s former New York City office during the first quarter of 2006 and moving to its current New York City office.

We incurred income tax expense of $189 in 2006 as compared to $54 in 2005. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at December 31, 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rate for the 2006 and 2005 periods does not bear a customary relationship to effective tax rates primarily as a result of unrecognized tax benefits from net operating losses.

Liquidity and Capital Resources

Approximately 56% of our total assets at December 31, 2007 consisted of cash and cash equivalents, securities owned and receivables from our clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing brokers, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg and Investacorp is subject to the net capital rules of the SEC. Ladenburg is also subject to the net capital rules of the CFTC. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2007, Ladenburg’s regulatory net capital, as defined, of $26,659, exceeded minimum capital requirements of $500, by $26,159. At December 31, 2007, Investacorp’s regulatory net capital, as defined, of $2,496, exceeded minimum capital requirements of $333, by $2,163. Failure to maintain the required net capital may subject Ladenburg and Investacorp to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg and

Investacorp that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.

In addition to regulatory net capital restrictions, Investacorp also is contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the lesser of the then outstanding principal balance of the Zwigard note and $5,000. At December 31, 2007, the outstanding principal balance of the Zwigard note was $14,214.

Each of Ladenburg and Investacorp, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent Ladenburg and Investacorp maintains a short position in certain securities, they are exposed to future off-balance-sheet market risk, since their ultimate obligation may exceed the amount recognized in the financial statements.

Our primary sources of liquidity include our cash flow from operations, the sale of our securities and other financing activities, which includes borrowings under the Frost Gamma credit agreement.

Net cash used in operating activities for 2007 was $2,860 as compared to $8,997 for the 2006 period. The decrease in net cash used in operating activities was primarily due to a decrease in receivables from clearing brokers of $9,749 in 2007 compared to a decrease of $3,904 in 2006, a decrease in receivables from other broker-dealers of $9,559 in 2007 compared to a decrease of $4,249 in 2006, a decrease in securities sold, but not yet purchased of $1,096 in 2007 compared to a decrease of $6,820 in 2006, net of net income and adjustments to reconcile net income of $20,209 in 2007 as compared to $6,048 in 2006.

Net cash used in investing activities for the year ended December 31, 2007 was $24,393 compared to net cash provided by investing activities of $440 for 2006. These investing activities relate principally to the acquisition of Investacorp.

Net cash flows provided by financing activities amounted to $28,865 for the year ended December 31, 2007 compared to net cash flows provided of $4,604 in 2006. The increase in financing activities related primarily to borrowings of $30,000 under the Frost Gamma credit agreement to finance the Investacorp acquisitions, $407 provided by the issuance of our common stock through our Employee Stock Purchase Plan, $977 provided by the exercise of employee stock options, $1,122 used to pay withholding taxes related to the exercise of options, and $612 used to repurchase shares for retirement under our stock repurchase plan. Cash provided by financing activities for the year ended December 31, 2006, reflected $3,675 of cash provided by our private equity offering and $929 provided by the issuance of our common stock other than private equity offering.

At December 31, 2007, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $37,411 through 2015, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $28,041 through such date.

In 2002, we borrowed a total of $5,000 from New Valley, our former parent. The notes, which bore interest at 1% above the prime rate, were due on March 31, 2007, as subsequently extended. In February 2007, we entered into a debt exchange agreement with New Valley, where New Valley agreed to exchange the principal amount of the notes for shares of our common stock at an exchange price of $1.80 per share, representing the average closing price of our common stock for the 30 trading days ending on the date of the agreement.

On June 29, 2007 after our shareholders approved the debt exchange, we issued 2,777,778 shares for the principal amount of the notes and paid $1,732 to New Valley for accrued interest on the notes. The exchange resulted in extinguishment of debt expense of $1,833 representing the excess of the quoted market value of the 2,777,778 shares of stock at the date of the debt exchange agreement ($2.46 per share) over the carrying amount of the notes.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions.

The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. As of December 31, 2007, 332,529 shares had been repurchased for $612 under the program.

In October 2007, Ladenburg received a temporary cash subordinated loan in the amount of $72,000 from an affiliate of Dr. Frost to provide additional regulatory capital required for additional underwriting participations. The loan was repaid during the following month, with the interest at the rate of LIBOR plus 2%, which amounted to $354. In addition, we paid the lender a commitment fee of $420.

As discussed above under “Recent Developments — Investacorp Acquisition” and “— Frost Gamma Revolving Credit Agreement”, in connection with the Investacorp acquisition, we entered into the Frost Gamma credit agreement and issued the Zwigard note. During the first quarter 2008, we repaid $8,000 of the $30,000 of outstanding borrowings under the Frost Gamma credit agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2007 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Note payable to former principal shareholder of Investacorp(1)	$15,082	$5,323	$9,759	$—	$—
Revolving credit agreement with affiliate of principal shareholder of LTS(2)	45,675	3,300	6,600	35,775	—
Operating leases(3)	37,411	5,933	10,995	9,600	10,883

Total	$98,168	$14,556	$27,354	$45,375	$10,883

(1)	Note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. See Note 10 to our consolidated financial statements.

(2)	Revolving credit agreement has a five-year term and bears interest at a rate of 11% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 10 to our consolidated financial statements.

(3)	Excludes sublease rentals of $28,041. See Note 11 to our consolidated financial statements.

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

We maintain inventories of trading securities. At December 31, 2007, the fair market value of our inventories was $3,139 in long positions and $946 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at December 31, 2007 will not have a material adverse effect on our consolidated financial position or results of operations.

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

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Eisner LLP dated March 13, 2008, beginning on page F-1 of this report.

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

We acquired Investacorp in October 2007. We have excluded Investacorp from the scope of our annual report on internal control over financial reporting as of December 31, 2007. These operations represent approximately 44% of our total assets at December 31, 2007 and approximately 13% and 3% of our revenues and net income for the year ended December 31, 2007, respectively.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by Eisner LLP, an independent registered certified public accounting firm, as stated in their report which is included below.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ladenburg Thalmann Financial Services Inc.

We have audited Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our audit did not include the internal controls over financial reporting of Investacorp, Inc. and related companies (collectively “Investacorp”) because they were acquired by the Company in October 2007. Investacorp is included in the 2007 consolidated financial statements and constituted $50,643,799 of total assets as of December 31, 2007 and $12,191,344 of total revenues and $322,608 of net income for the year then ended.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control- Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP
New York, New York
March 13, 2008

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

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

(a)(1): Index to 2007 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of Eisner LLP dated March 13, 2008, appear beginning on page F-1 of this report.

(a)(2): Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3): Exhibits Filed

The following is a list of exhibits filed herewith as part of this annual report on Form 10-K.

EXHIBIT INDEX

			Incorporated
			By Reference
			from	No. in
Exhibit No.		Description	Document	Document	Page

3.1		Articles of Incorporation	A	3.1	—
3.2		Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2	—
3.3		Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1	—
3.4		Amended and Restated Bylaws	D	3.2	—
4.1		Form of common stock certificate	A	4.1	—
4.2		Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto	E	4.1	—
4.3		Non-Negotiable Promissory Note, dated as of October 19, 2007, made by the Company in favor of Bruce A. Zwigard	E	4.2	—
4.4		Pledge Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard	E	4.3	—
10.1		Amended and Restated 1999 Performance Equity Plan*	F	4.1	—
10.2		Form of Stock Option Agreement, dated as of May 7, 2001, between the Company and certain directors*	G	10.3	—
10	.2.1	Schedule of Stock Option Agreements in the form of Exhibit 10.2, including material detail in which such documents differ from Exhibit 10.2*	G	10.3.1	—
10.3		Stock Option Agreement, dated as of January 10, 2002, between the Company and Richard J. Lampen*	H	10.2	—
10.4		Form of Stock Option Agreement, dated January 10, 2002, between the Company and each of Richard J. Rosenstock and Mark Zeitchick*	H	10.3	—
10	.4.1	Schedule of Stock Option Agreements in the form of Exhibit 10.4, including material detail in which such documents differ from Exhibit 10.4*	H	10.3.1	—
10.5		Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan*	I	Exhibit A	—
10.6		Form of Stock Option Agreement, dated November 15, 2002, between the Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	J	10.48	—
10	.6.1	Schedule of Stock Option Agreements in the form of Exhibit 10.6, including material detail in which such documents differ from Exhibit 10.6*	J	10.48.1	—

			Incorporated
			By Reference
			from	No. in
Exhibit No.		Description	Document	Document	Page

10.7		Form of Stock Option Agreement, dated September 17, 2003, between the Company and each of Howard M. Lorber, Henry C. Beinstein and Richard J. Lampen*	K	10.1	—
10	.7.1	Schedule of Stock Option Agreements in the form of Exhibit 10.7, including material detail in which such documents differ from Exhibit 10.7*	K	10.1.1	—
10.8		Office Lease dated March 30, 2007 between the Company and Frost Real Estate Holdings, LLC	L	10.1	—
10.9		Stock Option Agreement, dated July 13, 2006, issued to Dr. Phillip Frost*	M	10.2	—
10.10		Warrant issued to BroadWall Capital LLC	N	10.1	—
10.11		Form of Stock Option Agreement issued to employees of BroadWall	N	10.2	—
10.12		Letter Agreement, dated September 14, 2006, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd. (“Vector Agreement”)	O	10.1	—
10.13		First Amendment to Vector Agreement dated as of December 20, 2007	P	10.1	—
10.14		Agreement and Plan of Merger, dated as of September 6, 2006, between Ladenburg Thalmann Financial Services Inc., Telluride Acquisition, Inc., Telluride Holdings, Inc. and the stockholders of Telluride Holdings, Inc.	Q	10.1	—
10.15		Form of Warrant to be issued to the stockholders of Telluride Holdings, Inc.	Q	10.2	—
10.16		Amendment to Employment Agreement between Ladenburg Thalmann Financial Services Inc., Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*	R	10.3	—
10.17		Stock Purchase Agreement, dated as of October 19, 2007, by and among Ladenburg Thalmann Financial Services Inc., the Investacorp Companies, the VIA Companies, Bruce A. Zwigard and the Bruce A. Zwigard Grantor Retained Annuity Trust dated June 20, 2007	E	10.1	—
10.18		Non-Plan Option Agreement, dated as of October 19, 2007, by and between Ladenburg Thalmann Financial Services Inc. and Bruce A. Zwigard	E	10.2	—
10.19		Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement	E	10.3	—
21		List of Subsidiaries	—	—	Filed Herewith
23.1		Consent of Eisner LLP	—	—	Filed Herewith
31.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	Filed Herewith
31.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	Filed Herewith
32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	Filed Herewith
32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	Filed Herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

H.	Registration statement on Form S-3 (File No. 333-81964).

I.	Definitive proxy statement filed with the SEC on October 3, 2002 relating to the annual meeting of shareholders held on November 6, 2002.

J.	Annual report on Form 10-K for the year ended December 31, 2002.

K.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

L.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

M.	Current report on Form 8-K, dated July 10, 2006 and filed with the SEC on August 3, 2006.

N.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

O.	Current report on Form 8-K, dated September 21, 2006 and filed with the SEC on September 27, 2006.

P.	Current report on Form 8-K, dated December 20, 2007 and filed with the SEC on December 20, 2007.

Q.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.

R.	Current report on Form 8-K/A, dated September 6, 2006 and filed with the SEC on October 24, 2006.

*	Management Compensation Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL
SERVICES INC.
(Registrant)

Dated: March 14, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

Signatures	Title

/s/ Richard J. Lampen Richard J. Lampen	President and Chief Executive Officer (Principal Executive Officer)

/s/ Diane Chillemi Diane Chillemi	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer

/s/ Henry C. Beinstein Henry C. Beinstein	Director

/s/ Robert J. Eide Robert J. Eide	Director

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director

/s/ Brian S. Genson Brian S. Genson	Director

/s/ Saul Gilinski Saul Gilinski	Director

/s/ Dr. Richard M. Krasno Dr. Richard M. Krasno	Director

/s/ Howard M. Lorber Howard M. Lorber	Director

/s/ Jeffrey S. Podell Jeffrey S. Podell	Director

Signatures	Title

/s/ Richard J. Rosenstock Richard J. Rosenstock	Director

/s/ Mark Zeitchick Mark Zeitchick	Director

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007
ITEMS 8 and 15(a) (1) AND (2)

INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP
New York, New York
March 13, 2008

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$8,595	$6,983
Securities owned:
Marketable, at fair value	3,139	204
NYSE Euronext common stock, not readily marketable	1,158	1,228
Receivables from clearing brokers	35,881	24,851
Receivables from other broker-dealers	15,511	4,249
Accounts receivable, net	1,528	170
Exchange memberships owned, at historical cost	120	120
Investment in fund manager	386	448
Furniture, equipment and leasehold improvements, net	791	706
Restricted assets	545	1,398
Intangible assets	19,927	3,035
Goodwill	23,546	—
Other assets	3,005	3,951

Total assets	$114,132	$47,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities sold, but not yet purchased, at market value	$946	$2,037
Accrued compensation	6,693	3,764
Commissions and fees payable	4,641	—
Accounts payable and accrued liabilities	5,644	5,152
Deferred rent	1,566	1,552
Accrued interest	671	1,504
Notes payable, including $5,000 to former parent in 2006	39,868	5,000

Total liabilities	60,029	19,009

Commitments and contingencies (Note 11)	—	—
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 161,698,071 in 2007 and 155,972,805 in 2006	16	15
Additional paid-in capital	148,723	132,346
Accumulated deficit	(94,636)	(104,027)

Total shareholders’ equity	54,103	28,334

Total liabilities and shareholders’ equity	$114,132	$47,343

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Investment banking	$55,401	$18,531	$7,987
Commissions and fees	31,958	15,780	16,694
Asset management	3,028	2,381	1,265
Principal transactions, net	251	326	265
Interest and dividends	2,970	2,790	2,082
Gain on NYSE merger transaction	—	4,859	—
Realized and unrealized loss on NYSE Euronext restricted common stock	—	(1,001)	—
Gain on sale of CBOE membership	—	1,125	—
Other income	2,218	2,067	2,397

Total revenues	95,826	46,858	30,690

Expenses:
Compensation and benefits	48,918	26,735	22,756
Commissions and fees	9,012	—	—
Non-cash compensation	6,694	2,885	728
Brokerage, communication and clearance fees	3,976	2,923	2,387
Rent and occupancy, net of sublease revenue	1,307	2,183	2,635
Professional services	3,944	2,558	3,054
Interest	2,304	499	1,027
Depreciation and amortization	1,491	754	811
Write-off of furniture, fixtures and leasehold improvements, net	—	41	62
Loss on extinguishment of debt	1,833	—	19,359
Other	6,443	3,432	3,788

Total expenses	85,922	42,010	56,607

Income (loss) before income taxes	9,904	4,848	(25,917)
Income tax expense	513	189	54

Net income (loss)	$9,391	$4,659	$(25,971)

Net income (loss) per common share (basic and diluted)	$0.06	$0.03	$(0.24)

Number of shares used in computation:
Basic	157,355,540	148,693,521	108,948,623

Diluted	168,484,469	153,087,961	108,948,623

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)

				Unearned
			Additional	Employee
	Common Stock		Paid-in	Stock-based	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2004	46,683,270	$5	$58,674	$—	$(82,715)	$(24,036)
Issuance of common stock under employee stock purchase plan	686,096	—	307	—	—	307
Exercise of stock options	44,767	—	21	—	—	21
Issuance of common stock under performance equity plan	580,000	—	374	(113)	—	261
Issuance of common stock to employees pursuant to stock purchase agreements	10,391,666	1	6,149	(1,474)	—	4,676
Stock options granted to Advisory Board	—	—	34	—	—	34
Amortization of unearned employee stock-based compensation	—	—	—	694	—	694
Conversion of senior convertible notes	51,778,678	5	42,053	—	—	42,058
Issuance of common stock to former debtholders pursuant to private equity offering, net of expenses of $87	22,222,222	2	9,911	—	—	9,913
Issuance of common stock to unrelated parties pursuant to private equity offering, net of expenses of $56	13,824,331	1	6,164	—	—	6,165
Repurchase and retirement of common stock	(4,620,501)	—	(1,155)	—	—	(1,155)
Net loss	—	—	—	—	(25,971)	(25,971)

Balance, December 31, 2005	141,590,529	14	122,532	(893)	(108,686)	12,967
Issuance of common stock under employee stock purchase plan	248,298	—	267	—	—	267
Exercise of stock options, net of 451,585 shares tendered in payment of exercise price	1,469,607	—	489	—	—	489
Stock options granted to Advisory Board	—	—	312	—	—	312
Elimination of unearned employee stock-based compensation to additional paid-in capital upon adoption of SFAS No. 123R	—	—	(893)	893	—	—
Amortization of unearned employee stock-based compensation issued in 2005	—	—	803	—	—	803
Stock-based compensation to employees in 2006	—	—	1,770	—	—	1,770
Issuance of common stock to affiliates pursuant to private equity offering, net of expenses of $103	8,397,891	1	3,675	—	—	3,676
Warrants issued for acquisition of customer accounts	—	—	698	—	—	698
Warrants issued for interest in fund manager	—	—	399	—	—	399
Warrants and common stock issued for acquisition of Capitalink	4,000,000	—	2,122	—	—	2,122
Issuance of common stock to employees pursuant to stock purchase agreements	266,480	—	172	—	—	172
Net income	—	—	—	—	4,659	4,659

Balance, December 31, 2006	155,972,805	15	132,346	—	(104,027)	28,334
Issuance of shares of common stock under employee stock purchase plan	183,308	—	407	—	—	407
Exercise of stock options, net of 400,702 shares tendered in payment of exercise price and 355,355 options used in cashless exercise	3,618,420	1	977	—	—	978
Shares acquired from an employee in satisfaction of withholding taxes on exercise of options	(521,711)	—	(1,122)	—	—	(1,122)
Stock options granted to members of former Advisory Board and consultants	—	—	437	—	—	437
Stock-based compensation to employees	—	—	6,257	—	—	6,257
Stock retired under stock repurchase plan	(332,529)	—	(612)	—	—	(612)
Issuance of shares of common stock in exchange for promissory notes payable to former parent	2,777,778	—	6,833	—	—	6,833
Warrant issued in connection with credit agreement	—	—	3,200	—	—	3,200
Net income	—	—	—	—	9,391	9,391

Balance, December 31, 2007	161,698,071	$16	$148,723	$—	$(94,636)	$54,103

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$9,391	$4,659	$(25,971)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	298	591	811
Write-off of furniture, fixtures and leasehold improvements, net	115	41	62
Adjustment to deferred rent	14	(149)	(1,305)
Amortization of debt discount	304	—	—
Amortization of intangible assets	1,104	144	—
Amortization of investment in fund manager	89	19	—
Accrued interest	671	448	681
Forgiveness of promissory note payable	—	(666)	(667)
Non-cash compensation expense	6,694	2,885	728
Gain on NYSE merger transaction in excess of proceeds of sale of $3,128	—	(1,732)	—
Realized and unrealized loss on NYSE Euronext common stock	—	1,001	—
Gain on sale of CBOE membership	—	(1,125)	—
Loss on extinguishment of debt	1,833	—	19,359
Other	—	(68)	88
(Increase) decrease in operating assets:
Securities owned	(2,386)	1,735	(1,751)
Receivables from clearing brokers	(9,749)	(3,904)	(10,599)
Receivables from other broker-dealers	(9,559)	(4,249)	—
Accounts receivable, net	(1,358)	(100)	(39)
Other assets	1,352	(521)	2,202
Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(1,096)	(6,820)	8,829
Accrued compensation	2,929	1,276	479
Commission and fees payable	646	—	—
Accounts payable and accrued liabilities	(4,152)	(2,462)	221

Net cash used in operating activities	(2,860)	(8,997)	(6,872)

Cash flows from investing activities:
Acquisition of relationships and customer accounts	(92)	(1,026)	—
Payment for acquisition, net of cash received	(25,044)	—	—
Purchases of furniture, equipment and leasehold improvements	(395)	(369)	(237)
Proceeds from sales of exchange memberships	—	1,920	—
Decrease (increase) in restricted assets	1,135	(85)	(253)
Other	3	—	—

Net cash (used in) provided by investing activities	(24,393)	440	(490)

Cash flows from financing activities:
Private equity offerings	—	3,675	8,968
Issuance of common stock other than private equity offerings	1,385	929	5,265
Shares acquired for withholding taxes on exercise of stock options	(1,122)	—	—
Repurchase of common stock	(612)	—	(1,155)
Issuance of subordinated notes payable	72,000	20,000	15,000
Repayment of subordinated notes payable	(72,000)	(20,000)	(15,000)
Issuance of other notes payable	30,000	—	3,500
Principal payments on other notes payable	(786)	—	—

Net cash provided by financing activities	28,865	4,604	16,578

Net increase (decrease) in cash and cash equivalents	1,612	(3,953)	9,216
Cash and cash equivalents, beginning of year	6,983	10,936	1,720

Cash and cash equivalents, end of year	$8,595	$6,983	$10,936

	Year Ended December 31,
	2007	2006	2005

Supplemental cash flow information:
Interest paid	$2,766	$139	$323
Taxes paid	193	344	26
Non-cash financing transactions:
Warrant issued for acquisition of customer accounts	$—	$698	$—
Warrant issued for interest in fund manager	—	399	—
Warrant and common stock issued for Capitalink acquisition	—	2,122	—
Lease commitment capitalized as part of Capitalink acquisition	463	—	—
Issuance of shares of common stock in exchange for $5,000 of promissory notes payable to former parent	6,833	—	—
Warrant issued in connection with credit agreement	3,200	—	—
Conversion of senior convertible notes ($18,010) and accrued interest ($4,689) into common stock	—	—	22,699
Common stock purchased pursuant to private placement by exchanging notes payable ($7,000) and accrued interest ($110)	—	—	7,110
Acquisition of Investacorp and affiliates:
Assets acquired	$50,849	—	—
Liabilities assumed ($6,676) and note payable issued to former principal shareholder ($13,550)	(20,226)	—	—

Cash paid for acquisition	30,623	—	—
Cash acquired in acquisition	(5,579)	—	—

Net cash paid for acquisition	$25,044	—	—

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	Description of Business

The consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”), a holding company, and its subsidiaries, all of which are wholly-owned. The principal operating subsidiaries of LTS are Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and, since October 19, 2007, the date of acquisition, Investacorp, Inc., which are registered broker-dealers in securities.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully disclosed basis. Broker-dealer activities include principal and agency trading, investment banking and asset management. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, investment management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”), Commodities Futures Trading Commission (“CFTC”), Municipal Securities Rulemaking Board (“MSRB”) and National Futures Association (“NFA”). (See Note 6.)

Investacorp, Inc. is a registered broker-dealer in securities, serving the independent registered representative community. Investacorp, Inc. clears its customers’ transactions through correspondent clearing brokers on a fully disclosed basis. Investacorp, Inc. derives revenue from commissions primarily from the sale of variable annuity products, mutual funds and other financial products and services. Investacorp, Inc. is subject to regulation by, among others, the SEC, FINRA and the MSRB. (See Note 6.)

All significant intercompany balances and transactions have been eliminated.

2.	Summary of Significant Accounting Policies

Use of Estimates

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

Reclassifications

Certain amounts in the 2005 and 2006 financial statements were reclassified to conform with the 2007 financial statement classifications.

Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Securities

Securities owned and securities sold, but not yet purchased, which are traded on a national securities exchange or over-the-counter are valued at the last reported sales prices of the year. Futures contracts are also valued at their last reported sales price. Securities owned, which have exercise or holding period restrictions, are valued at fair value as determined by the Company’s management. Securities that contain resale restrictions are stated at a discount to the value of readily marketable securities. Stock warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. Unrealized gains and losses resulting from changes in valuation are reflected in principal transactions. See Note 5 for valuation of NYSE Euronext common stock.

Revenue Recognition

Investment banking revenue consists of underwriting revenue, strategic advisory revenue and private placement fees. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Strategic advisory revenue primarily consists of success fees on completed merger and acquisition transactions, as well as retainer and periodic fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are recorded on the closing date of the transaction. Expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded as non-compensation expense.

Commissions and fees revenue results from transactions in equity securities, mutual funds, variable annuities, and other financial products and services. Revenue from such transactions, executed as agent or principal, and related expenses are recorded on a trade-date basis.

Asset management revenue consists of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management. Base management fees are calculated at the investor level and, depending on the program, use their monthly, average monthly or quarter-ending capital balances adjusted for any contributions or withdrawals. Since base management fees are based on assets under management, significant changes in the fair value of these assets will have an impact on the fees earned by the Company in future periods. The Company also earns incentive fees that are based upon the performance of investment funds and accounts. Incentive fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified highwater mark or hurdle rate over a defined performance period. For most funds, the highwater mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, adjusted for contributions and withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period.

Principal transactions revenue includes realized and unrealized net gains and losses resulting from the Company’s investments in equity securities for the Company’s account and equity-linked warrants received from certain investment banking assignments. Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

Dividends are recorded on an ex-dividend date basis and interest is recorded on an accrual basis.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are carried at cost net of accumulated depreciation and amortization. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lease term, or their estimated useful lives, whichever is shorter.

Share-Based Compensation

Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires an entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R supersedes the Company’s previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s 1999 Performance Equity Plan and all options granted outside this option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned, (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) for all share-based payments granted subsequent to the adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, balances of unearned compensation attributable to awards granted prior to the adoption of SFAS No. 123R were netted against additional paid-in capital. As a result of adopting SFAS No. 123R, the Company’s income before income taxes and net income for the year ended December 31, 2006 were $1,047, or $0.01 per share, lower than if it had continued to account for share-based compensation under APB No. 25.

The table below illustrates the effect on the Company’s net loss for the year ended December 31, 2005 had the Company elected to recognize compensation expense for stock options, consistent with the method prescribed by SFAS No. 123. For purposes of the pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods. (See Note 15.)

2005

Net loss, as reported	$(25,971)
Stock-based employee compensation determined under the fair value based method	(2,314)

Pro forma net loss	$(28,285)

Net loss per common share (basic and diluted), as reported	$(0.24)

Pro forma net loss per common share (basic and diluted)	$(0.26)

Intangible Assets

Intangible assets are being amortized over their estimated useful lives generally on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may be not recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving future discounted cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performances, giving consideration to existing and anticipated competitive and economic conditions.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Investacorp (see Note 3), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with its carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation was issued in July 2006 to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in no unrecognized tax benefits as of such date or December 31, 2007. Accordingly, the adoption of FIN 48 had no effect on the Company’s 2007 financial statements. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively, on the consolidated statement of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 became effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect adjustment to the opening balance of retained earnings. Such retrospective application is required for positions in a financial instrument that trades in an active market held by a broker-dealer that was measured at fair value using a blockage factor which is no longer permitted upon application of this statement. The Company will adopt SFAS No. 157 in the first quarter of 2008. Management expects that the adoption of SFAS No. 157 will not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. Management expects that the adoption of SFAS No. 159 will not have a material effect on the Company’s consolidated financial statements.

3.	Acquisitions

Investacorp

On October 19, 2007, the Company acquired all of the outstanding shares of privately-held Investacorp, Inc. and related companies (collectively, “Investacorp”), an independent broker-dealer and investment adviser serving the independent registered representative community, for approximately $30 million in cash and a promissory note in the aggregate principal amount of $15,000. The note, which is collateralized by the stock of Investacorp, bears interest at 4.11% and is payable in 36 monthly installments, was valued at $13,550 based on an imputed interest rate of 11%. In addition, the Company paid the sellers an additional amount of approximately $5,000. subject to adjustment post-closing, representing Investacorp’s retained earnings plus paid-in capital.

In connection with financing the acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma. (See Note 10.)

The purchase price of $44,173, including acquisition costs, was allocated to Investacorp’s tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values with the amount exceeding the fair values being recorded in goodwill. The Company obtained third party valuations in determining fair value for the intangibles.

The allocation of the purchase price is as follows:

Cash and cash equivalents	$5,579
Securities owned	478
Receivables from brokers	2,984
Intangible assets(1)	17,441
Goodwill(2)	23,546
Other assets	821

Total assets acquired	50,849

Commissions and fees payable	3,995
Accounts payable and accrued liabilities	2,681

Total liabilities	6,676

Purchase price	$44,173

(1)	Intangible assets have a weighted average useful life of 18 years and are expected to be deductible for tax purposes over 15 years. (See Note 8.)

(2)	Goodwill is expected to be deductible for tax purposes over a 15 year period.

The acquisition agreement provides that Investacorp’s selling shareholders shall join with the Company in making a Section 338(h)(10) election and the Company shall reimburse the shareholders for any additional tax liability imposed upon them as a result of the election. Any amounts paid by the Company in connection therewith will be accounted for as additional purchase price and reflected as additional goodwill.

In connection with his continued employment with Investacorp, the Company granted the former principal shareholder stock options to purchase a total of 3,000,000 shares of the Company’s common stock at $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The options, which were valued at a total of $5,130, using the Black-Scholes option pricing model, vest over a three-year period (subject to certain exceptions). Additionally, the Company issued to certain other Investacorp employees options to purchase 1,150,000 shares of common stock under the Option Plan at $1.91 per share, which were valued at a total of $1,967, and vest in four equal annual installments.

BroadWall

On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts, registered representatives and employees of BroadWall Capital LLC (“BroadWall”). In connection with this acquisition, the Company issued to BroadWall ten-year warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.94 per share. At December 31, 2007, the warrants are exercisable as to 487,500 shares and will become exercisable as to 337,500 shares on each of September 11, 2008, 2009 and 2010, contingent upon the continued employment of two former employees of BroadWall, both of whom have entered into two-year employment agreements with Ladenburg. Such individuals had a 40% ownership interest in BroadWall. Accordingly, the Company has valued 825,000 of the warrants that vest over the two-year term of the employment agreements at $698 representing consideration for the acquisition. The value of the warrants, together with legal costs related to the acquisition, has been assigned to customer accounts (included in intangible assets, net), which is being amortized to expense over an estimated life of 10 years. The remaining warrants, which were valued at $571, representing contingent consideration, will be recorded as additional purchase price and increase the carrying value of the acquired customer accounts if and when Ladenburg renews the employees’ employment agreements.

Capitalink

On October 18, 2006, the Company, for an aggregate consideration amounting to $7,392, acquired Telluride Holdings, Inc. (“Telluride”) through a merger into a newly-formed subsidiary of the Company. Telluride owned 100% of Capitalink L.C. (“Capitalink”), a registered broker-dealer providing investment banking services. The consideration consisted of $1,000 in cash, 4,000,000 shares of the Company’s common stock valued at $3,840 and ten-year warrants to purchase 2,900,000 shares of the Company’s common stock at an exercise price of $0.96 per share valued at $2,552. Warrants to purchase 966,666 shares of common stock are immediately exercisable and the remaining warrants will become immediately exercisable upon their release from escrow as described below. In connection with the merger, Ladenburg entered into three-year employment agreements with each of Telluride’s three shareholders.

In connection with the transaction, 2,666,667 of the shares of common stock, warrants to purchase 1,933,333 shares of common stock and $667 in cash were placed in escrow contingent upon continued employment of the selling shareholders, one-half of which was released to the shareholders on June 3, 2007 and the balance was released on January 18, 2008. Accordingly, the fair value of the consideration placed in escrow of $4,937 is being accounted for as compensation over the 15 month escrow period. Compensation expense of $3,948 and $823 was recognized in 2007 and 2006, respectively, with an additional $166 to be recognized in 2008. The remaining consideration of $2,455 has been accounted for as purchase price, of which $173 has been allocated to trade name with an estimated 10 year life and $2,282 has been allocated to relationships with an estimated 4 year life. The transaction resulted in an increase of $2,122 to additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. The shares of common stock placed in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.

In February 2007, the former Capitalink office was vacated and the employees moved into the Company’s Miami office, as planned. The present value of the lease commitment and additional acquisition related expenses amounting to $538 has been accounted for as purchase price, of which $38 has been allocated to trade name and $500 has been allocated to relationships.

The consolidated financial statements include the results of operations of Investacorp, Broadwall and Capitalink from the dates of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of Investacorp, Broadwall and Capitalink had occurred at the beginning of 2006. The pro forma amounts of net loss reflect amortization of the amounts ascribed to intangibles acquired in the acquisitions, amortization of unearned employee stock-based compensation and interest expense on debt used to finance the Investacorp acquisition.

	Year Ended December 31,
	2007		2006

Total revenue	$150,440		$111,973
Net loss	$(2,594	)(1)	$(450)
Basic loss per share	$(0.02)		$0.00
Diluted loss per share	$(0.02)		$0.00
Weighted average shares outstanding — basic	160,424,033		150,560,187
Weighted average shares outstanding — diluted	171,721,283		156,306,354

(1)	Includes a non-recurring charge of $9,200 for special bonuses paid to Investacorp employees prior to the closing of the acquisition.

The unaudited proforma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions been completed as of the beginning of the periods presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

4.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of marketable securities owned and securities sold, but not yet purchased as of December 31, 2007 and 2006 were as follows:

		Securities
	Securities	Sold, But Not
	Owned	Yet Purchased

December 31, 2007
Common stock and warrants	$3,138	$946
Corporate bonds	1	—

	$3,139	$946

December 31, 2006
Common stock and warrants	$197	$2,032
U.S. Government obligations	6	—
Corporate bonds	1	5

	$204	$2,037

As of December 31, 2007 and 2006, approximately $3,112 and $167, respectively, of securities owned are deposited with the Company’s subsidiaries’ clearing brokers. Pursuant to the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by the clearing brokers.

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

In March 2006, the NYSE Merger was consummated, and Ladenburg’s NYSE membership was converted into $371 in cash and 80,177 shares of NYSE Group common stock. The shares of NYSE Group common stock received in the NYSE Merger were subject to a three-year restriction on transfer. The restriction was scheduled to expire in three equal installments on each of March 7, 2007, 2008 and 2009, unless removed earlier by the NYSE Group in its sole discretion. Ladenburg accounted for its investment in the NYSE Group restricted common stock at the estimated fair value with changes in fair value reflected in operations. The shares were valued at a discount from the published market value as a result of the transfer restrictions.

In May 2006, Ladenburg sold in a secondary underwriting 51,900 shares of its restricted NYSE Group common stock for an aggregate amount of $3,128, or average net proceeds of $60.27 per share, which was $440 less than the carrying value of such shares. After the sale, Ladenburg’s investment in NYSE Group common stock consisted of 1,552 shares restricted through March 7, 2008 and 26,725 shares restricted through March 7, 2009.

On June 20, 2006, Ladenburg transferred its 28,277 remaining restricted shares to LTS at the estimated fair value of $1,228 at such date. LTS, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, accounts for such restricted investments at cost based on the value on the date of transfer adjusted for any other than temporary impairment. Restricted investments whose restriction lapses within one year from the balance sheet date will be valued at quoted market price.

Included in revenues for the year ended December 31, 2006 is a gain on the NYSE Merger of $4,859, representing the difference between the estimated fair value of consideration received in the merger of $5,727 and Ladenburg’s carrying value of its membership of $868, and losses of $1,001, consisting of a loss of $440 on the sale of 51,900 shares and a loss of $561 representing the decline in the fair value of the 28,277 remaining NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.

On March 7, 2007, 1,552 of the 28,277 shares began the last year of the restriction and in June 2007, the transfer restrictions on the 1,552 shares were removed by the issuer. Accordingly, at December 31, 2007 such shares are being classified as trading securities and valued at quoted market price as opposed to cost, resulting in an unrealized gain of $66 for the twelve months ended December 31, 2007, which is included in principal transactions.

In April 2007, in connection with its acquisition of Euronext N.V., NYSE Group was merged into a subsidiary of NYSE Euronext, a newly-formed corporation, pursuant to which each share of NYSE Group was converted into one share of NYSE Euronext. The newly-issued NYSE Euronext shares are subject to the same transfer restrictions which applied to the NYSE Group shares prior to the merger. As NYSE Group was considered the acquiring entity for accounting purposes, the Company continues to carry its investment in the restricted NYSE Euronext shares at cost. As of December 31, 2007, the estimated fair value of the 26,725 restricted NYSE Euronext shares which are classified as not readily marketable on the consolidated statement of financial condition was $2,010.

CBOE

On October 24, 2006, Ladenburg sold its membership on the Chicago Board of Options Exchange (“CBOE”). The membership cost $425 and was sold for $1,550, resulting in a gain of $1,125.

6.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the CFTC’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2007, Ladenburg had net capital, as defined, of $26,659, which exceeded its minimum capital requirement, as defined, of $500, by $26,159.

Investacorp, Inc. is also subject to the SEC’s Uniform Net Capital Rule 15c3-1, which require the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2007, Investacorp, Inc., had net capital of $2,496, which was $2,163 in excess of its required net capital of $333. Investacorp, Inc’s net capital ratio was 2 to 1.

Ladenburg and Investacorp, Inc. claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

7.	Furniture, Equipment and Leasehold Improvements

Components of furniture, equipment and leasehold improvements included in the consolidated statements of financial condition were as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006

Cost:
Leasehold improvements	$567	$606
Computer equipment	1,573	1,179
Furniture and fixtures	821	602
Other	1,381	1,388

	4,342	3,775
Less accumulated depreciation and amortization	(3,551)	(3,069)

Total	$791	$706

8.	Intangible Assets

At December 31, 2007 and 2006, intangible assets subject to amortization consisted of the following:

		2007		2006
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life (years)	Amount	Amortization	Amount	Amortization

Technology	1	$285	$59	$—	$—
Relationships with registered representatives	20	14,921	155	—	—
Relationships with vendors	7	1,881	56	—	—
Covenants not to compete	5	354	15	—	—
Customer accounts	10	740	96	724	22
Relationships-Capitalink	4	2,783	841	2,282	119
Trade name	10	211	26	173	3

		$21,175	$1,248	$3,179	$144

Aggregate amortization expense amounted to $1,103 and $144 for the years ended December 31, 2007 and 2006, respectively. The weighted-average amortization period for total amortizable intangibles is 16.01 years. Estimated amortization expense for each of the five succeeding years is as follows:

2008	$2,102
2009	$1,876
2010	$1,731
2011	$1,181
2012	$1,166
2013 — 2027	$11,871

9.	Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a fiscal tax year ending September 30th.

Income taxes consists of the following:

		State and
	Federal	Local	Total

2007:
Current	$356	$157	$513
Deferred	—	—	—

	$356	$157	$513

2006:
Current	$100	$89	$189
Deferred	—	—	—

	$100	$89	$189

2005:
Current	$—	$54	$54
Deferred	—	—	—

	$—	$54	$54

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pretax income (loss) as a result of the following differences:

	2007	2006	2005

Income (loss) before income taxes	$9,904	$4,848	$(25,917)

Provision (benefit) under statutory U.S. tax rates	3,367	1,648	(8,812)
Increase (decrease) in taxes resulting from:
Nondeductibility of loss on conversion of debt	844	—	6,582
Unrecognized net operating losses	—	—	2,012
Utilization of net operating loss carryforward	(5,744)	(1,346)	—
Other nondeductible items	564	—	236
State taxes	104	89	36
Other, net	352	(202)	—

Income tax provision	$513	$189	$54

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

Deferred tax amounts are comprised of the following at December 31:

	2007	2006

Deferred tax assets (liabilities):
Net operating loss carryforwards	$13,257	$22,213
AMT credit carryforward	356	100
Accrued expenses	1,514	1,554
Compensation and benefits	3,398	510
Depreciation and amortization	194	151
Other	178	219
Unrealized gains	(455)	(340)
Goodwill	(143)	—
Intangibles	(249)	(613)

	18,050	23,794
Valuation allowance	(18,050)	(23,794)

Net deferred taxes	$—	$—

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2007 and 2006 was necessary to offset fully the deferred tax assets based on the likelihood of future realization.

At December 31, 2007, the Company has an aggregate net operating loss carryforward of approximately $34,000, expiring in various years from 2015 through 2026.

The Company’s tax years 2004 through 2007 remain open to examination for most taxing authorities.

10.	Notes Payable

The components of notes payable are as follows:

	December 31,
	2007	2006

Note payable to former principal shareholder of Investacorp, net of $1,277 of unamortized discount	$12,937	$—
Note payable to affiliate of principal shareholder of LTS, net of $3,069 of unamortized discount	26,931	—
Notes payable to former parent due March 31, 2007	—	5,000

Total	$39,868	$5,000

Investacorp Note

On October 19, 2007, as part of the purchase price for the Investacorp acquisition, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $15,000 to Investacorp’s principal shareholder. The note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. The note has been recorded at $13,550 based on an imputed interest rate of 11%. The Company has pledged the stock of Investacorp as security for the payment of the note. The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.

Frost Gamma Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with

Dr. Phillip Frost, the Chairman of the Board and the principal shareholder of the Company and borrowed $30,000. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Pursuant to the credit agreement, the Company granted to Frost Gamma a warrant to purchase 2,000,000 shares of common stock. The warrant is exercisable for a ten-year period and the exercise price is $1.91, the closing price of the Company’s common stock on the acquisition date. The warrant was valued at $3,200 based on the Black-Scholes option pricing model, resulting in a discount on the Frost note and an effective interest rate of 14.52%.

In February 2008, the Company repaid $8,000 of the $30,000 of outstanding borrowings under the Frost Gamma credit agreement. The Company may prepay outstanding amounts prior to the maturity date of October 19, 2012 without penalties.

Notes Payable to Former Parent

In 2002, the Company borrowed a total of $5,000 from New Valley Corporation (“New Valley”), the Company’s former parent. The notes, which bore interest at 1% above the prime rate, were due on March 31, 2007, as subsequently extended. In February 2007, the Company entered into a debt exchange agreement with New Valley, where New Valley agreed to exchange the principal amount of the notes for shares of the Company’s common stock at an exchange price of $1.80 per share, representing the average closing price of the Company’s common stock for the 30 trading days ending on the date of the agreement.

On June 29, 2007, after the Company’s shareholders approved the debt exchange, the Company exchanged 2,777,778 shares for the principal amount of the notes and paid $1,732 to New Valley for accrued interest on the loans. The exchange resulted in a loss on extinguishment of debt of $1,833 representing the excess of the quoted market value of the 2,777,778 shares of stock at the date of the exchange agreement ($2.46 per share) over the carrying amount of the notes.

The Company estimates that, at December 31, 2007, the fair value of fixed interest notes payable to the former principal shareholder of Investacorp and to Frost Gamma approximates their carrying values based on anticipated current rates at which similar amounts of debt could currently be borrowed.

The carrying amount of notes payable to New Valley at December 31, 2006 and to the clearing broker (described below) approximate fair value because of their variable interest rates which periodically adjust to reflect changes on overall market interest rates.

Other Notes Payable

In November 2004, the Company entered into an amended debt conversion agreement with Frost-Nevada Investments Trust, Limited Partnership (“Frost Trust”), an entity affiliated with Dr. Frost, and New Valley, to convert the senior convertible notes payable of the Company held by such holders, with an aggregate principal amount of $18,010, together with accrued interest, into common stock of the Company. Pursuant to the agreement, the conversion price of notes held by Frost Trust was reduced from the prior conversion price of $1.54 to $0.40 per share, and the conversion price of the notes held by New Valley was reduced from the prior conversion price of $2.08 to $0.50 per share. As part of the agreement, each of Frost Trust and New Valley purchased $5,000 of the Company’s common stock for $0.45 per share. The debt conversion transaction was approved by the Company’s shareholders on January 12, 2005 and closed on March 11, 2005. The Company recorded a pre-tax charge of $19,359 in 2005 reflecting the expense attributable to the reduction in the conversion price of the notes that were converted.

In December 2002, an affiliate of Ladenburg’s clearing broker loaned the Company an aggregate of $3,500. The clearing loans and related accrued interest were forgivable over a four-year period, provided Ladenburg continued to clear its transactions through this primary clearing broker. As scheduled, $667 of principal, together with accrued interest of $97, was forgiven in November 2005, and the remaining $666 of principal and

$146 of accrued interest were forgiven in November 2006. Upon the forgiveness of the clearing loans, the forgiven amount was accounted for as other revenues.

Temporary Subordinated Loans

In December 2005, Ladenburg received a $15,000 temporary subordinated loan from Dr. Frost to provide additional regulatory capital required for an underwriting participation. The loan was repaid during the same month, with a $300 fixed amount of interest.

In August 2006, Ladenburg received a $3,500 temporary subordinated loan from LTS to provide additional regulatory capital required for an underwriting participation. The loan was repaid in September 2006 with interest at the rate of 9%, which amounted to $22.

In December 2006, Ladenburg received a temporary subordinated loan in the amount of $2,000 from LTS, $12,000 from Dr. Frost and $8,000 from its clearing firm to provide additional regulatory capital required for an underwriting participation. The temporary subordinated loan from LTS and Dr. Frost was subordinated by its terms to the loan from the clearing broker. The loan was repaid during the same month, with interest at the rate of LIBOR plus 2%, which amounted to $49. In addition, Dr. Frost was paid a commitment fee of $50.

In October 2007, Ladenburg received a temporary subordinated loan in the amount of $72,000 from an affiliate of Dr. Frost to provide additional regulatory capital required for additional underwriting participations. The loan was repaid during the following month, with interest at the rate of LIBOR plus 2%, which amounted to $354. In addition, the Company paid the lender a commitment fee of $420.

11.	Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through June 2015. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through June 2015. Minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending	Lease	Sublease
December 31,	Commitments	Rentals	Net

2008	$5,933	$4,695	$1,238
2009	5,573	4,695	878
2010	5,422	4,017	1,405
2011	5,183	3,340	1,843
2012	4,417	3,340	1,077
Thereafter	10,883	7,954	2,929

Total	$37,411	$28,041	$9,370

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. For operating leases, a liability for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the lease (the “cease-use date”). The fair value of the liability at the “cease-use date” shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property.

In September 2004 and December 2005, the Company subleased two of the floors it had occupied in its former New York City office for the remaining term of its lease. In accordance with SFAS No. 146, a liability was recorded for the fair value of the Company’s obligation with respect to the lease of both floors. In November

2007, the Company entered into an agreement with the landlord to amend the lease and surrender a third floor which had been subleased by the Company. In consideration therefore, the landlord gave up an option to require the Company to occupy additional space and agreed to an annual rent abatement of approximately $79 through June 2015, the expiration of the lease term, with respect to the remaining leased floors. As a result thereof, in 2007, the liability with respect to the lease obligation, which amounted to $589 at December 31, 2006, was reduced by $439 with a corresponding reduction of occupancy expense. As of December 31, 2007, after reduction for rent paid under the lease ($3,256), net of sublease income ($3,039) received during the year, a prepaid asset balance of $57 resulted which is included in other assets. Such balance results from the payment in a prior year of certain costs incurred in connection with the sublease.

Deferred rent shown in the consolidated statements of financial condition represents the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives) and rent payable on a cash basis.

In February 2006, the Company’s subsidiary, Ladenburg Capital Management Inc. (“Ladenburg Capital”), entered into a settlement agreement with the landlord of its office space in New York City which Ladenburg Capital was forced to vacate during 2001 due to the events of September 11, 2001. Under the terms of the settlement, the subsidiary paid the landlord $1,900 in March 2006. The Company recognized $240 in rent expense in 2005 to increase the liability provided in a prior year to reflect the settlement agreement.

At December 31, 2006, Ladenburg had utilized a letter of credit in the amount of $1,000 which was collateralized by $1,094 of Ladenburg’s investment in a money market fund that was classified as restricted assets on the consolidated statement of financial condition. The letter of credit was used as collateral for the lease of the Company’s former New York City office space. Pursuant to the lease agreement, the requirement to maintain this letter of credit facility expired on December 31, 2006, and the restriction was removed from the investment in February 2007.

Litigation and Claims

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against the Company, former employees of Ladenburg and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part; in July 2006, Ladenburg’s motion to reconsider portions of that decision was denied. A motion to dismiss certain of the claims as re-pleaded by plaintiff is currently pending. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

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

In December 2005, a suit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg, a Company employee and another individual. The plaintiff alleges, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty and breach of contract. The plaintiff seeks compensatory damages in excess of $100,000. In November 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In the ordinary course of business, the Company’s subsidiaries are defendants in other litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as a securities broker-dealer and participation in public underwritings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. Where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has provided a liability. Such liability amounted to approximately $768 at December 31, 2007 and $483 at December 31, 2006 (included in accounts payable and accrued liabilities). During the fiscal years ended December 31, 2007, 2006 and 2005, various settlements resulted in a net charge to operations of $722, $35, and $1,221 (included in other expenses), respectively. With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Deferred Underwriting Compensation

Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated in. These clients are Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees and their related expenses are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the fourth quarter of 2007, Ladenburg received deferred fees of $9,700 (included in investment banking revenues) and incurred commissions and related expenses of $3,500. As of December 31, 2007, Ladenburg had unrecorded potential deferred fees for SPAC-related transactions of $39,500, which, net of commissions and related expenses, amounted to approximately $23,500.

12.	Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Company’s two principal broker-dealer subsidiaries, Ladenburg and Investacorp, Inc., do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing brokers, which maintain the customers’ accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as each of Ladenburg and Investacorp, Inc. has agreed to indemnify their clearing brokers for any resulting losses. Each of Ladenburg and Investacorp, Inc. continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Ladenburg and Investacorp, Inc. securities transactions are primarily provided by one clearing broker, a large financial institution. At December 31, 2007 and 2006, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statements of financial condition are positions held at and amounts due from this one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg and Investacorp, Inc. may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of December 31, 2007 and 2006, Ladenburg and Investacorp, Inc. were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg sold securities that it does not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at market values of the related securities and Ladenburg will incur a loss if the market value of the securities increases subsequent to December 31, 2007. (See Note 4.)

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

13.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is be funded using approximately 15% of the Company’s EBITDA, as adjusted. As of December 31, 2007, 332,529 shares had been repurchased for $612 under the program.

Warrants

As of December 31, 2007, outstanding warrants to acquire the Company’s common stock were as follows:

	Exercise	Number
Expiration Date	Price	of Shares

2013	$.95	500,000	(a)
2016	.94	825,000	(b)
2016	.96	1,933,334	(c)
2017	1.91	2,000,000

		5,258,334

(a)	Does not include unvested warrant to acquire 500,000 shares held by one individual, the exercisability of which is contingent upon the sole discretion of the Company’s Executive Committee. The Company’s Executive Committee has not yet made a determination on the exercisability of such warrant. (See Note 16.)

(b)	Does not include unvested warrants to acquire 675,000 shares, the exercisability of which is contingent upon the renewal of certain employment contracts. (See Note 3.)

(c)	Does not include unvested warrants to acquire 966,666 shares placed in escrow, the exercisability of which is contingent upon continued employment by certain employees. (See Note 3.)

14.	Earnings Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic and diluted per share data for 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Net income (loss)	$9,391	$4,659	$(25,971)

Basic weighted-average shares	157,355,540	148,693,521	108,948,623
Effect of dilutive securities:
Common stock options	8,343,776	3,826,008	—
Warrants to purchase common stock	1,354,148	127,754	—
Common stock held in escrow (see Note 3)	1,431,185	440,678	—

Dilutive potential common shares	168,484,469	153,087,961	108,948,623
Net income (loss) per share:
Basic	$0.06	$0.03	$(0.24)

Diluted	$0.06	$0.03	$(0.24)

During 2007, 2006 and 2005, options and warrants to purchase 10,569,166, 4,976,583, and 22,837,770 common shares, respectively, and in 2005, 1,640,350 common shares issuable upon the conversion of notes payable were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

15.	Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s Qualified Employee Stock Purchase Plan (the “Purchase Plan”), a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of the Company’s common stock under the Purchase Plan at a 5% discount from the market price of the Company’s common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2007, 183,308 shares of the Company’s common stock were issued to employees under this plan, at prices ranging from $1.862 to $2.537; during 2006, 248,298 shares were issued at prices ranging from $0.95 to $1.368 per share; and during 2005, 686,096 shares were issued at prices ranging from $0.39 to $0.50, resulting in a capital contribution of $407, $267 and $307, for 2007, 2006 and 2005, respectively.

Amended and Restated 1999 Performance Equity Plan

In 1999, the Company adopted the Performance Equity Plan (the “Option Plan”) which, as amended, provides for the grant of stock options and stock purchase rights to certain designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. On November 1, 2006, the Company’s shareholders approved an amendment to the Option Plan to increase the number of shares of common stock available for issuance under the plan from 10,000,000 to 25,000,000 and to increase the annual limit on grants to any individual from 1,000,000 shares to 1,500,000 shares. Awards include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The Option Plan is administered by the compensation committee of the Board of Directors of LTS. Stock options granted under the Option Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through May 27, 2009 and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee (“10% Shareholder”) who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS). The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’s common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’s common stock at the date of grant. Options granted under the Option Plan generally vest in equal amounts on each of the anniversaries over three or four years. As of December 31, 2007, there were options to purchase 8,558,850 shares of common stock available for issuance under the Option Plan.

A summary of the status of the Option Plan at December 31, 2007 and changes during the years ended December 31, 2007, 2006 and 2005, are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding, December 31, 2004	7,437,431	$1.09	7.33	$253

Granted	3,524,500	0.56
Exercised	(44,767)	0.47
Forfeited	(2,279,394)	0.69
Expired	—	—

Options outstanding, December 31, 2005	8,637,770	0.97	7.98	43

Granted	3,775,000	0.95
Exercised	(721,192)	0.68
Forfeited	(648,267)	0.86
Expired	—	—

Options outstanding, December 31, 2006	11,043,311	0.99	7.92	4,458

Granted	4,735,000	2.23
Exercised	(1,874,477)	0.70
Forfeited	(820,418)	1.55
Expired	—	—

Options outstanding, December 31, 2007	13,083,416	1.44	8.01	10,332

Vested or expected to vest	11,886,430	1.43	7.91	9,571

Options exercisable, December 31, 2007	4,543,350	1.21	6.16	4,903

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the Option Plan. A summary of the status of these options granted outside the Option Plan at December 31, 2007, and changes during the years ended December 31, 2007, 2006 and 2005, are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding, December 31, 2004	1,500,000	$0.75	9.19	$0
Granted	14,000,000	0.58
Exercised	—	—
Forfeited	(1,500,000)	0.75
Expired	—	—

Options outstanding, December 31, 2005	14,000,000	0.58	9.32	0

Granted	1,500,000	1.05
Exercised	(1,200,000)	0.50
Forfeited	(5,800,000)	0.63
Expired	—	—

Options outstanding, December 31, 2006	8,500,000	0.63	8.50	5,008

Granted	3,000,000	1.91
Exercised	(2,500,001)	0.52
Forfeited	(1,249,999)	0.64
Expired	—	—

Options outstanding, December 31, 2007	7,750,000	1.16	8.52	7,434

Vested or expected to vest	5,936,321	1.16	8.53	5,708

Options exercisable, December 31, 2007	487,501	1.05	8.70	522

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2007, 2006 and 2005 was $1.70, $0.86 and $0.45, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	127.34%	125.83%	74.71%
Risk-free interest rate	4.34%	4.85%	3.78%
Expected life (in years)	6.2	6	10

During 2007 and 2006, the Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the 2007 and 2006 grants. The weighted average expected life for the 2007 and 2006 grants of 6.2 and 6 years, respectively, reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the 2007 and 2006 option grants is based on historical volatility over the same number of years as the expected life, prior to the option grant date.

As of December 31, 2007, there was $13,703 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.51 years.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 amounted to $5,828, $1,277 and $4, respectively. Tax benefits related to option exercise were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises and the deferred tax assets related to those net operating losses have been fully reserved.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the years ended December 31, 2007 and 2006, the non-cash compensation expense relating to stock option agreements granted employees amounted to $2,862 and $762, respectively. In addition, the non-cash compensation expense related to warrants granted to employees in connection with the Capitalink acquisition amounted to $854 and $285 in 2007 and 2006, respectively. (See Note 3.)

On September 1, 2005, the Company granted to certain advisors options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.51 per share under the Option Plan. The options, which expire on August 31, 2015, vest 25% on each of the first four anniversaries of the date of grant. The Company recorded a charge of $397, $312 and $34 for the fair value of the options for the years ended December 31, 2007, 2006 and 2005, respectively, based on the Black-Scholes option pricing model. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.

Employee Stock Purchase Agreements

In 2005, the Company had entered into several employment agreements with newly hired employees, pursuant to which the Company sold common stock to the employees. Where the sales price was below the fair market value of the stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense aggregating $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation was amortized over the initial term of the employees’ employment agreements, which were generally one to two years. During the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization of non-cash compensation expense of $90, $803 and $694, respectively, relating to these sales of its common stock to new employees at prices below fair market value. At December 31, 2007, such compensation was fully amortized.

16.	Investment in Fund Manager

On August 31, 2006, the Company issued to an individual seven-year warrants (“FVF Warrants”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.95 per share. The FVF Warrants were issued in connection with the Company’s acquisition of a 10% interest in FVF Partners, LLC (“FVF”), the general partner of the Florida Value Fund LLP, a private equity fund formed by this individual focused on mid-market companies in Florida. FVF, in exchange for management services, is entitled to a percentage of profits of the fund. The FVF Warrants are exercisable as to 500,000 shares immediately and were scheduled to become exercisable as to 500,000 shares on each of August 31, 2007 and 2008 provided that the second and third installments of shares shall not vest if the Company’s Executive Committee determines, in its sole discretion, that the Company’s investment was not economically beneficial to the Company. Accordingly, the Company has valued its investment in FVF at $399 based on the value of the 500,000 vested warrants. Upon the vesting of the contingent warrants, the Company will increase the cost of its investment in FVF by the value of such warrants. In addition, the Company earned an additional 1.7% interest in FVF valued at $68 as compensation for introducing investors to FVF. In 2007 the Company’s Executive Committee determined that the warrant scheduled to become exercisable into 500,000 shares on August 31, 2007 shall not vest. The investment in FVF is accounted for under the equity method. The excess of the carrying value of the investment over the Company’s share of the underlying book value of FVF is being amortized over an estimated life of seven years.

17.	Segment Information

As a result of the Investacorp acquisition on October 19, 2007, the Company had two operating segments. For periods prior to October 19, 2007, the Company operated in only one segment. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The Investacorp segment includes the broker-dealer and investment advisory services provided by Investacorp to the independent registered representative community.

Segment information for the year ended December 31, 2007 follows:

2007	Ladenburg	Investacorp	Corporate	Total

Revenues	$83,313	$12,191	$322	$95,826
Operating income (loss)	24,729	1,158	(3,882)	22,005
Identifiable assets	61,309	50,644	2,179	114,132
Depreciation and amortization	1,109	285	97	1,491
Capital expenditures	395	—	—	395

Reconciliation of net income to segment information for the year ended December 31, 2007:

Net income	$9,391
Net of interest income and expense	2,083
Income tax expense	513
Depreciation and amortization	1,491
Non-cash compensation	6,694
Loss on extinguishment of debt	1,833

Operating income	$22,005

18.	Related Party Transactions

Commencing in 2006, the Company leased office space from an entity affiliated with Dr. Frost, the Company’s Chairman of the Board, under a month-to-month lease. In 2007, the Company entered into a lease with the affiliated entity which expires in January 2012 and which provides for minimum annual payments of $464. Rent expense under such leases amounted to $392 and $33 in 2007 and 2006, respectively.

In September 2006, the Company entered into an agreement with Vector Group Ltd. (“Vector”), where Vector agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. Various executive officers and directors of Vector and its subsidiary New Valley serve as members of the Board of Directors of the Company, and Vector and its subsidiaries own approximately 8.6% of the Company’s common stock. In consideration for such services, the Company agreed to pay Vector an annual fee of $250 plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. In December 2007, the Company and Vector amended the agreement to increase the fees payable thereunder as follows: (i) a special management fee payment of $150 for 2007 (resulting in a total payment of $400 for 2007), (ii) an increase in the annual fee from $250 to $400, effective January 1, 2008, and (iii) an increase in the annual fee from $400 to $600, effective July 1, 2008 (payment of $500 for 2008).

Howard Lorber, Vice Chairman of the Company’s Board of Directors, is a consultant to (and, prior to January 2005, was the chairman of) Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for the Company. These commissions amounted to approximately $61, $23 and $92 in 2007, 2006 and 2005, respectively.

See Note 10 with respect to loans from related parties.

19.	Quarterly Financial Data (Unaudited)

	Quarters
	1st		2nd		3rd	4th

2007:
Revenues	$15,920		$18,527		$10,452	$50,927	(c) (d)
Expenses	14,979	(a)	18,416	(a)(b)	12,665 (a)	39,862	(a) (d)

Income (loss) before income taxes	941		111		(2,213)	11,065
Net income (loss)	$874		$17		$(2,098)	$10,598

Basic income (loss) per common share(d)	$0.01		$0.00		$(0.01)	$0.06

Diluted income (loss) per common share(d)	$0.01		$0.00		$(0.01)	$0.07

Basic weighted average common
shares	154,092,696		155,103,973		159,826,786	160,303,297
Diluted weighted average common shares	167,542,100		167,742,762		159,826,786	169,016,762

(a)	Includes $1,318, $1,406, $1,715 and $2,255 charge for non-cash compensation in the first, second, third and fourth quarters 2007, respectively.
(b)	Includes loss on extinguishment of debt of $1,833 in the second quarter 2007.
(c)	Includes $12,191 of Investacorp revenues in the fourth quarter 2007.
(d)	Includes $9,700 of revenue and $3,500 of expenses resulting from deferred fees from SPAC transactions in the fourth quarter 2007. (See Note 11.)
(e)	The sum of the quarterly income (loss) per share does not equal the income (loss) per share for the year, because per share data for each quarter and for the year are independently computed.

	Quarters
	1st		2nd	3rd		4th

2006:
Revenues	$14,794	(a)	$7,457 (a)	$10,179		$14,428	(a)
Expenses	10,048	(b)	8,757 (b)	9,595	(b)	13,610	(b)

Income (loss) before income taxes	4,746		(1,300)	584		818
Net income (loss)	$4,732		$(1,325)	$570		$682

Basic and diluted:
Income (loss) per common share(c)	$0.03		$(0.01)	$0.00		$0.00

Basic weighted average common shares	141,591,068		150,043,231	150,559,806		152,440,248
Diluted weighted average common shares	142,289,965		150,043,231	154,110,421		160,710,680

(a)	Includes $3,858 gain on sale of NYSE membership in the first and second quarters of 2006 ($4,859 gain in first quarter 2006 and $1,001 loss in second quarter 2006) and $1,125 gain on sale of CBOE membership in the fourth quarter 2006.
(b)	Includes $678, $463, $303, and $1,441 charge for non-cash compensation in the first, second, third and fourth quarters of 2006, respectively.
(c)	The sum of the quarterly income (loss) per share does not equal the income (loss) per share for the year, because per share data for each quarter and for the year are independently computed.