Form 10-Q
period 2008-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2008-05-12
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of May 6, 2008, there were 162,685,437 shares of the registrant’s common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$15,026	$8,595
Securities owned:
Marketable, at fair value	1,229	3,139
NYSE Euronext restricted common stock, at fair value in 2008 and at historical cost in 2007	1,375	1,158
Receivables from clearing brokers	29,089	35,881
Receivables from other broker-dealers	5,213	15,511
Accounts receivable, net	719	1,528
Exchange memberships owned, at historical cost	120	120
Investment in fund manager	369	386
Furniture, equipment and leasehold improvements, net	828	791
Restricted assets	548	545
Intangible assets, net	19,387	19,927
Goodwill	23,591	23,546
Unamortized debt issue cost	2,953	—
Other assets	3,208	3,005

Total assets	$103,655	$114,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$29	$946
Accrued compensation	3,802	6,693
Commissions and fees payable	3,948	4,641
Accounts payable and accrued liabilities	5,912	5,644
Deferred rent	1,542	1,566
Accrued interest	219	671
Notes payable	33,905	39,868

Total liabilities	49,357	60,029

Contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 162,431,645 in 2008 and 161,698,071 in 2007	16	16
Additional paid-in capital	149,951	148,723
Accumulated deficit	(95,669)	(94,636)

Total shareholders’ equity	54,298	54,103

Total liabilities and shareholders’ equity	$103,655	$114,132

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues:
Investment banking	$7,420	$9,425
Commissions and fees	19,117	4,744
Asset management	796	713
Principal transactions	(346)	121
Interest and dividends	1,026	665
Unrealized gain on NYSE Euronext restricted common stock	217	57
Other income	561	195

Total revenues	28,791	15,920

Expenses:
Compensation and benefits	10,892	10,241
Commissions and fees	12,049	—
Non-cash compensation	1,569	1,318
Brokerage, communication and clearance fees	1,083	946
Rent and occupancy, net of sublease revenue	318	335
Professional services	1,204	664
Interest	1,155	120
Depreciation and amortization	640	336
Other	941	1,019

Total expenses	29,851	14,979

Income (loss) before income taxes	(1,060)	941
Income tax expense (benefit)	(27)	67

Net income (loss)	$(1,033)	$874

Net income (loss) per common share (basic and diluted)	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	161,501,065	154,092,696

Diluted	161,501,065	167,542,100

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	161,698,071	$16	$148,723	$(94,636)	$54,103

Issuance of shares of common stock under employee stock purchase plan	101,871	—	181	—	181

Exercise of stock options, net of 255,183 options used in cashless exercise	915,903	—	30	—	30

Stock options granted to members of former Advisory Board and consultants	—	—	71	—	71

Stock-based compensation to employees	5,800	—	1,498	—	1,498

Stock retired under stock repurchase plan	(290,000)	—	(552)	—	(552)

Net loss	—	—	—	(1,033)	(1,033)

Balance, March 31, 2008	162,431,645	$16	$149,951	$(95,669)	$54,298

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,033)	$874
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83	184
Adjustment to deferred rent	(24)	(28)
Amortization of debt discount	156	—
Amortization of intangible assets	540	224
Amortization of debt issue cost	116	—
Amortization of investment in fund manager	17	—
Accrued interest	219	114
Non-cash compensation expense	1,569	1,318
Unrealized gain on NYSE Euronext restricted common stock	(217)	(57)

(Increase) decrease in operating assets:
Securities owned	1,910	(481)
Receivables from clearing brokers	6,792	879
Receivables from other broker-dealers	10,298	(3,147)
Accounts receivable, net	809	9
Other assets	(203)	302

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(917)	(2,037)
Accrued compensation	(2,891)	188
Commission and fees payable	(693)	—
Accounts payable and accrued liabilities	(403)	(33)

Net cash provided by (used in) operating activities	16,128	(1,691)

Cash flows from investing activities:
Adjustment to cash paid for Investacorp acquisition	(45)	—
Acquisition of relationships and customer accounts	—	(85)
Purchases of furniture, equipment and leasehold improvements	(120)	(166)
(Increase) decrease in restricted assets	(3)	1,090

Net cash (used in) provided by investing activities	(168)	839

Cash flows from financing activities:
Issuance of common stock under stock plans	211	579
Repurchases of common stock	(552)	—
Principal payments on notes payable	(9,188)	—

Net cash (used in) provided by financing activities	(9,529)	579

Net increase (decrease) in cash and cash equivalents	6,431	(273)
Cash and cash equivalents, beginning of period	8,595	6,983

Cash and cash equivalents, end of period	$15,026	$6,710

Supplemental cash flow information:
Interest paid	$1,321	$—
Taxes paid	—	—
Non-cash financing transactions:
Lease commitment capitalized as part of Capitalink acquisition	—	463
See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
1.	Description of Business and Basis of Presentation

The condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”), a holding company, and its subsidiaries, all of which are wholly-owned. The principal operating subsidiaries of LTS are Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and, since October 19, 2007, the date of the acquisition, Investacorp, Inc. (collectively with related companies, “Investacorp”), which are registered securities broker-dealers.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Ladenburg clears its customers’ transactions through a correspondent clearing broker on a fully- disclosed basis. Broker-dealer activities include principal and agency trading, investment banking and asset management. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”), Commodities Futures Trading Commission (“CFTC”), Municipal Securities Rulemaking Board (“MSRB”) and National Futures Association (“NFA”). (See Note 5.)

Investacorp is a registered broker-dealer and investment advisor that has been serving the independent registered representative community since 1978. Investacorp clears its customers’ transactions through correspondent clearing brokers on a fully-disclosed basis. Investacorp derives revenue from commissions primarily from the sale of variable annuity products, mutual funds and other financial products and services. Investacorp is subject to regulation by, among others, the SEC, FINRA and the MSRB. (See Note 5.)

The interim financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statement of financial condition at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statement presentation. The notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC, provide additional disclosures and a description of accounting policies.

Certain prior year items have been reclassified to conform to the current period’s presentation. All significant intercompany balances and transactions have been eliminated.

2.	Recently Issued Accounting Principles

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue rather than in goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combination transactions occurring after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of the adoption of SFAS 141(R) on its condensed consolidated financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is applicable to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of the adoption of SFAS 160 on its condensed consolidated financial statements.

3.	Acquisition

Investacorp

On October 19, 2007, the Company acquired all of the outstanding shares of Investacorp for approximately $30,000 in cash and a promissory note in the aggregate principal amount of $15,000. (See Note 7.) The Company paid the sellers approximately $5,200 representing Investacorp’s retained earnings plus paid-in-capital, which is included in the total purchase price above.

In connection with financing the acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Phillip Frost, the chairman of the Board and principal shareholder of the Company. (See Note 7.)

The unaudited condensed consolidated financial statements include the results of operations of Investacorp from the date of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Investacorp had occurred at the beginning of 2007. The pro forma amount of net income reflects amortization of the amounts ascribed to intangibles acquired in the acquisition, amortization of employee stock-based compensation and interest expense on debt used to finance the Investacorp acquisition.

Three months ended
March 31,
2007
Total revenue	$31,941
Net income	$65
Basic income per share	$0.00
Diluted income per share	$0.00
Weighted average common shares outstanding — basic	154,092,696
Weighted average common shares outstanding — diluted	168,498,554
The unaudited proforma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
4.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, at fair value, were as follows:

		Securities Sold,
	Securities	But Not
	Owned	Yet Purchased
March 31, 2008
Common stock and warrants	$1,229	$29
NYSE Euronext restricted common stock	1,375	—

	$2,604	$29

December 31, 2007
Common stock and warrants	$3,139	$946
NYSE Euronext restricted common stock	1,158	—

	$4,297	$946

As of March 31, 2008 and December 31, 2007, approximately $1,026 and $3,112, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Pursuant to the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by such clearing brokers.

Securities sold, but not yet purchased, at fair value represent obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the condensed consolidated statements of financial condition.

Restricted Common Stock of NYSE Euronext

The Company owns NYSE Euronext common stock resulting from the conversion of Ladenburg’s membership interest in the NYSE. Certain of these shares are subject to transfer restrictions.

On March 7, 2007, 1,552 of the 28,277 NYSE Euronext shares owned by the Company began the last year of restriction and were classified as trading securities and included in marketable securities at March 31, 2007. Accordingly, such shares were valued at fair value as opposed to cost, resulting in an unrealized gain of $57 for the three months ended March 31, 2007. In June 2007, the transfer restrictions on the 1,552 shares were removed by the issuer. As a result of the restriction removal, at March 31, 2008 these shares, which are included in marketable securities, are now valued at quoted market price.

On March 7, 2008, the last tranche of 26,725 NYSE Euronext shares began the last year of restriction and are classified as trading securities at March 31, 2008 and valued at fair value, resulting in an unrealized gain of $217 for the three months ended March 31, 2008.

Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” in the first quarter of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Level 1 —valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include listed equity securities.

Level 2 —valued using the Black-Scholes option pricing model, discounted for restrictions on marketability. This model considers various assumptions, including time value, volatility factors and current market and contractual prices for the underlying financial instruments. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

Level 3 — valuations derived from valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees.

As of March 31, 2008:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$1,055	$174	—	$1,229
NYSE Euronext restricted common stock	—	1,375	—	1,375

Total	$1,055	$1,549	$—	$2,604

Securities sold, but not yet
purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$29	—	—	$29

Total	$29	$—	$—	$29
The adoption of SFAS No. 157 did not have a material effect on the Company’s condensed consolidated financial statements.

Fair Value Option

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 became effective January 1, 2008, however, the Company did not elect to apply the fair value option to any assets or liabilities that are not currently required to be measured at fair value.

5.	Net Capital Requirements

Ladenburg is a registered broker-dealer and futures commission merchant and, accordingly, is subject to Rule 15c3-1 under the Securities Exchange Act (the “Net Capital Rule”) and Rule 1.17 under the CFTC. The Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At March 31, 2008, Ladenburg had net capital, as defined, of $26,225, which exceeded its minimum capital requirement, as defined, of $500, by $25,725.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Investacorp is also subject to the Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2008, Investacorp had net capital of $4,104, which was $3,782 in excess of its required net capital of $322. Investacorp’s net capital ratio was 1.2 to 1.

Ladenburg and Investacorp claim exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully-disclosed basis.

6.	Income Taxes

A benefit for income taxes which amounted to approximately $27 for the three months ended March 31, 2008 was a result of certain state and local taxes not measured on income, certain state taxes measured on income and the federal alternative minimum tax. As a result of utilizing a portion of its net operating loss carryforwards, no provision for federal income taxes, other than an alternative minimum tax, is reflected in the accompanying condensed consolidated statements of operations for such period.

7.	Notes Payable

The components of notes payable are as follows:

	March 31,	December 31,
	2008	2007
Note payable to former principal shareholder of Investacorp, net of $1,121 and $1,277 of unamortized discount at March 31, 2008 and December 31, 2007, respectively	$11,905	$12,937
Note payable to affiliate of principal shareholder of LTS, net of $3,069 of unamortized discount at December 31, 2007	22,000	26,931

Total	$33,905	$39,868

Investacorp Note

On October 19, 2007, as part of the purchase price for the Investacorp acquisition, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $15,000 to Investacorp’s then principal shareholder. The note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. The note was recorded at $13,550 based on an imputed interest rate of 11%. The Company has pledged the stock of Investacorp as security for the payment of the note. The note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.

Frost Gamma Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Pursuant to the credit agreement, the Company granted to Frost Gamma a warrant to purchase 2,000,000 shares of common stock. The warrant is exercisable at any time during a ten-year period and the exercise price is $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The warrant was valued at $3,200 based on the Black-Scholes option pricing model, and effective January 1, 2008, the unamortized portion has been reclassified from debt discount to debt issue cost, which is being amortized by the straight-line method over the five-year term of the revolving credit agreement.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
In February 2008, the Company repaid $8,000 of the $30,000 of outstanding borrowings under the Frost Gamma credit agreement. The Company may repay outstanding amounts at any time prior to the maturity date of October 19, 2012, without penalty, and may reborrow up to the full amount of the agreement.

8.	Contingencies

Litigation and Regulatory Matters

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg and a number of other firms and individuals. The plaintiff alleges, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part; in July 2006, Ladenburg’s motion to reconsider portions of that decision was denied. A motion to dismiss certain of the claims as re-pleaded by plaintiff is currently pending. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

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

In December 2005, a suit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg, a Ladenburg employee and another individual. The plaintiff alleges, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty and breach of contract. The plaintiff seeks compensatory damages in excess of $100,000. In November 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In the ordinary course of business, the Company’s subsidiaries are defendants in litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as securities broker-dealers or as a result of participation in public underwritings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. Where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has included an estimation of such amount in accounts payable and accrued liabilities.

The ultimate resolution may differ materially from the amounts reserved. Such liability amounted to approximately $695 at March 31, 2008 and $768 at December 31, 2007. With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
Deferred Underwriting Compensation

Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated in. These clients are Specified Purpose Acquisition Companies (SPACs), and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees and their related expenses are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the first quarter of 2008, Ladenburg received deferred fees of $2,411 (included in investment banking revenues) and incurred commissions and related expenses of $949. As of March 31, 2008, Ladenburg had unrecorded potential deferred fees for SPAC-related transactions of $41,519, which, net of commissions and related expenses, amounted to approximately $24,564.

9.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is being funded using approximately 15% of the Company’s EBITDA, as adjusted. During the three months ended March 31, 2008, 290,000 shares were repurchased for $552 under the program.

Stock Compensation Plans

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 amounted to $1,848 and $701, respectively.

10.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under stock compensation plans, which will be distributed as shares of common stock. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares related to stock compensation plans.

The computations of basic and diluted EPS are as follows:

	Three months ended
	March 31,
	2008	2007
Net income (loss)	$(1,033)	$874

Total basic weighted-average common shares outstanding	161,501,065	154,092,696
Effect of dilutive securities:
Stock options	—	12,720,560
Warrants to purchase common stock	—	260,661
Common stock held in escrow	—	468,183

Dilutive potential common shares	—	13,449,404

Weighted average common shares outstanding and dilutive potential common shares	161,501,065	167,542,100

Basic EPS	$(0.01)	$0.01
Diluted EPS	$(0.01)	$0.01

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)
During the three months ended March 31, 2008 and 2007, options and warrants to purchase 27,023,432 and 4,360,833 common shares, respectively, were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

11.	Segment Information

As a result of the Investacorp acquisition on October 19, 2007, the Company has two operating segments. For periods prior to October 19, 2007, the Company had only one segment. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The Investacorp segment includes the broker-dealer and investment advisory services provided by Investacorp to its independent registered representatives.

Segment information for the three months ended March 31, 2008 was as follows:

	Ladenburg	Investacorp	Corporate	Total
Revenues	$13,104	$15,459	$228	$28,791
Pre-tax income (loss)	688	563	(2,311)	(1,060)
Identifiable assets	43,983	51,402	8,270	103,655
Depreciation and amortization	272	351	17	640
Capital expenditures	116	4	—	120

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)
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

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, FINRA and the MSRB and is a member of the SIPC. Ladenburg had approximately 104 registered representatives and 68 other full time employees at March 31, 2008. Its private client services and institutional sales departments serve approximately 22,000 accounts nationwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

Investacorp is an independent broker-dealer and investment advisor, which had approximately 500 independent contractor registered representatives, more than $8.5 billion in client assets and approximately 75 other full time employees at March 31, 2008. Investacorp, which is headquartered in Miami-Lakes, Florida, is subject to regulation by, among others, the SEC, the FINRA, the MSRB and state insurance regulators and is a member of the SIPC. Investacorp’s national network of independent registered representatives primarily serves retail clients.

We are a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPACs). The revenues associated with these offerings have been an important contributor to our investment banking business since 2005. These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business “public.” In recent years, there has been a surge of activity in this segment of the market, although the number of new SPAC offerings, as well as the equity capital markets generally, have declined significantly during the first quarter of 2008. Unfavorable market conditions during the first quarter of 2008 have resulted in a decrease in the number of SPAC public offerings where Ladenburg acted as either a lead or co-manager, from six offerings in the first quarter of 2007 to four offerings in the first quarter of 2008. Since 2005, Ladenburg has led or co-managed 39 SPAC offerings raising approximately $8 billion, and we believe our professionals provide unique deal structures and a proprietary retail distribution network that adds value and validity to SPAC offerings. Compensation derived from these underwritings include normal discounts and commissions, as well as deferred fees that will be payable to us only upon the SPAC’s completion of a business combination. Such fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the first quarter of 2008, Ladenburg received deferred fees of $2,411 (included in investment banking revenues) and incurred commissions and related expenses of $949. As of March 31, 2008, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $41,519, which, net of expenses, amounted to approximately $24,564.

We have two operating segments which correspond to our two principal broker-dealer subsidiaries, Ladenburg and Investacorp.

Recent Developments

Punk, Ziegel Acquisition

On May 2, 2008, Punk, Ziegel & Company, L.P. (“Punk Ziegel”) was merged into Ladenburg, one of our principal operating subsidiaries. Punk Ziegel is a specialty investment bank, based in New York City, providing a full range of research, equity market making, corporate finance, retail brokerage and asset management services focused on high growth sectors within the healthcare technology, biotechnology, life sciences and financial services industries.

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

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2007, except for the changes set forth below. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

Fair Value Measurements

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” in the first quarter of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we often utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 —valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include listed equity securities.

Level 2 —valued using the Black-Scholes option pricing model, discounted for restrictions on marketability. This model considers various assumptions, including time value, volatility factors and current market and contractual prices for the underlying financial instruments. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

Level 3 — valuations derived from valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp and our other wholly-owned subsidiaries.

	Three months ended
	March 31,
	2008	2007
Total revenue	$28,791	$15,920
Total expenses	29,851	14,979
Pre-tax income (loss)	(1,060)	941
Net income (loss)	(1,033)	874

EBITDA as adjusted	2,228	2,685
Add:
Interest income	76	30
Income tax benefit	27	—
Less:
Interest expense	(1,155)	(120)
Income tax expense	—	(67)
Depreciation and amortization	(640)	(336)
Non-cash compensation	(1,569)	(1,318)
Net income (loss)	(1,033)	874
Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense, and interest expense is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense, or do not involve a cash outlay, such as stock-related compensation. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

First quarter 2008 EBITDA, as adjusted, was $2,228, a decrease of $457 over first quarter 2007 EBITDA, as adjusted, of $2,685.

As a result of the Investacorp acquisition on October 19, 2007, we have two operating segments. For periods prior to October 19, 2007, we had only one segment. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The Investacorp segment includes the broker-dealer and investment advisory services provided by Investacorp to its independent registered representatives.

Three months
ended March 31,
2008
Revenues:
Ladenburg	$13,104
Investacorp	15,459
Corporate	228

Total revenues	$28,791

Pre-tax income (loss):
Ladenburg	$688
Investacorp	563
Corporate	(2,311)

Total pre-tax (loss)	$(1,060)

Three months ended March 31, 2008 versus three months ended March 31, 2007

Our net loss for the quarter ended March 31, 2008 was $1,033 compared to net income of $874 for the quarter ended March 31, 2007. The decrease in net income of $1,907 (218%) is attributed to the decline in investment banking transactions, primarily offerings of SPACs and an increase in interest expense of $1,035 due to the debt incurred in connection with the Investacorp acquisition, which was partially offset by net income from Investacorp of $438.

Our total revenues for the three months ended March 31, 2008 increased $12,871, or 81%, from the 2007 period, primarily as a result of increased commissions of $14,373, an increase in interest and dividends of $361, a $160 increase in unrealized gain on our shares of NYSE Euronext common stock and increased other revenues of $366, partially offset by a decrease in investment banking of $2,005 and a decrease in principal transactions of $467. The 2008 revenues included $15,459 of revenue from Investacorp, which was not included in 2007.

Excluding non-cash compensation expense of $1,569 in 2008 and $1,318 in 2007, our total expenses increased $14,621, or 107%, from the 2007 period, primarily as a result of expenses attributable to Investacorp’s operations of $14,896 (primarily commissions and fees expense of $12,049), which were not included in 2007. In addition, interest expense increased by $1,035 due to increased debt outstanding in the 2008 period and compensation and benefits increased by $651.

The $2,005 (21%) decrease in investment banking revenue in the first quarter of 2008 primarily resulted from unfavorable market conditions and a decrease in the number of SPAC public offerings where Ladenburg acted as either a lead or co-manager, from six offerings in the 2007 quarter to four offerings in the 2008 quarter. The decrease related to new SPAC public offerings was $4,472 and was partially offset by deferred revenues realized from successful SPAC business combinations of $2,411 and an increase in advisory, mergers and acquisitions and valuation fees of $56.

The $14,373 (303%) increase in commissions and fees revenue in the first quarter of 2008 is primarily attributable to the addition of Investacorp, which had $14,695 in commissions and fees.

The $467 (386%) decrease in principal transactions revenue was primarily due to a realized loss on securities received in December 2007 as underwriting consideration.

The $361 (54%) increase in interest and dividends is primarily attributable to the addition of Investacorp, which had $391 in interest and dividends.

The $160 (281%) increase in unrealized gain on NYSE Euronext common stock is attributable to the final share tranche entering its last year of restriction. The accounting treatment at March 31, 2008 is to value the restricted assets at fair value as opposed to carrying them at cost in 2007.

The $366 (188%) increase in other income is attributed to the addition of Investacorp, which had $373 in other income.

The $651 (6%) increase in compensation and benefits expense was primarily due to an increase in salaries, bonuses and employee benefits of $1,962 offset by a $1,089 decrease in producers’ compensation, which is directly correlated to revenue production and a decrease of $222 representing amortization of cash held in escrow for the principal shareholders of Capitalink. The increase in salaries, bonuses and benefits is due to an increase in the average headcount for salaried Ladenburg employees and an increase of $1,557 for Investacorp’s employees in the 2008 period.

The $251 (19%) increase in non-cash compensation expense is primarily due to increased employee compensation expense of $1,105 attributable to option grants to employees and directors (including $535 to Investacorp employees), partially offset by a decrease of $601 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink which was amortized over 15 months beginning on October 18, 2006, the date of acquisition, a decrease of $199 for options granted to the members of our former advisory board and consultants and a decrease of $54 for the amortization of unearned compensation from stock issued to employees in 2005 at below market prices.

The $137 (14%) increase in brokerage, communication and clearance fee expense is primarily attributable to the addition of Investacorp expense of $122.

The $540 (81%) increase in professional service expense during the 2008 period is primarily due to an increase in legal, audit and consulting fees.

The $1,035 (863%) increase in interest expense is a result of debt incurred in connection with the Investacorp acquisition, of which there was an approximate $35,000 average balance outstanding in the first quarter of 2008, as compared with the interest incurred in 2007 on $5,000 of debt.

The $304 (90%) increase in depreciation and amortization expense is primarily due to Investacorp expense of $351, of which $343 is attributed to the amortization of intangible assets related to the acquisition.

We had an income tax benefit of $27 for the three months ended March 31, 2008 as compared to income tax expense of $67 for the three months ended March 31, 2007. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at March 31, 2008 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

Liquidity and Capital Resources

Approximately 50% and 56% of our total assets at March 31, 2008 and December 31, 2007, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading and investment banking activity. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg and Investacorp is subject to the SEC’s net capital rules. Ladenburg is also subject to the net capital rules of the CFTC. Therefore, Ladenburg and Investacorp are subject to certain restrictions on the use of capital and their related liquidity. At March 31, 2008, Ladenburg’s regulatory net capital, as defined, of $26,225, exceeded minimum capital requirements of $500, by $25,725. At March 31, 2008, Investacorp’s regulatory net capital, as defined, of $4,104, exceeded minimum capital requirements of $322, by $3,782. Failure to maintain the required net capital may subject Ladenburg and Investacorp to suspension or expulsion by FINRA, the SEC and other regulatory bodies, and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg and Investacorp that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.

In addition to regulatory net capital restrictions, Investacorp also is contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the lesser of the then outstanding principal balance of the note issued to Investacorp’s former principal shareholder and $5,000. At March 31, 2008, the outstanding principal balance of this note was $13,026.

Each of Ladenburg and Investacorp, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing brokers. In addition, to the extent Ladenburg and Investacorp maintain a short position in certain securities, they are exposed to future off-balance-sheet market risk, since their ultimate obligation may exceed the amount recognized in the financial statements.

Our primary sources of liquidity include our cash flow from operations, the sale of our securities and other financing activities, which include borrowings under our $30,000 revolving credit agreement. In February 2008, we repaid $8,000 of the $30,000 of outstanding borrowings under the revolving credit agreement. We may repay or reborrow outstanding amounts at any time prior to the maturity date of October 19, 2012, without penalty.

Net cash flows provided by operating activities for the three months ended March 31, 2008 was $16,128 as compared to cash flows used in operating activities of $1,691 for the three months ended March 31, 2007. The increase in net cash provided by operating activities was primarily due to a decrease in due from other broker-dealers of $10,298 in 2008 compared to an increase of $3,147 in 2007, a decrease in due from clearing brokers of $6,792 in 2008 compared to a decrease of $879 in 2007, a decrease in securities owned at market value of $1,910 in 2008 compared to an increase of $481 in 2007, partially offset by a decrease in securities sold, but not yet purchased of $917 in 2008 compared to a decrease of $2,037 in 2007, and a decrease in accrued compensation of $2,891 in 2008 compared to an increase of $188 in 2007.

Net cash flows used in investing activities amounted to $168 in 2008 compared to net cash flows provided by investing activities of $839 in 2007. These investing activities relate principally to the activity in restricted assets, purchase of customer relationships, leasehold improvements and enhancements to computer equipment.

Net cash flows used in financing activities amounted to $9,529 in 2008 compared to cash flows provided by financing activities of $579 in 2007. This decrease was primarily due to the repayment of notes payable in the amount of $9,188, our repurchase of common shares of $552 in 2008 and a decrease in the issuance of common stock under stock plans to $211 in 2008 as compared to $579 in 2007.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. From inception through March 31, 2008, 622,529 shares have been repurchased under the program for $1,165.

Off-Balance-Sheet Risk and Concentration of Credit Risk

Our two principal broker-dealer subsidiaries, Ladenburg and Investacorp, do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing brokers, which maintain the customers’ accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as each of Ladenburg and Investacorp has agreed to indemnify their clearing brokers for any resulting losses. Each of Ladenburg and Investacorp continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for Ladenburg and Investacorp’s securities transactions are primarily provided by one clearing broker, a large financial institution. At March 31, 2008 and December 31, 2007, substantially all of the securities owned and the amounts due from clearing brokers reflected in our condensed consolidated statements of financial condition are positions held at and amounts due from this one clearing broker. We are subject to credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg and Investacorp may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of March 31, 2008 and December 31, 2007, Ladenburg and Investacorp were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg sold securities that it does not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in our statements of financial condition at market values of the related securities, and Ladenburg will incur a loss if the market value of the securities increases subsequent to March 31, 2008. See Note 4 to our condensed consolidated financial statements for further information.

We and our subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments and, accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market-risk sensitive financial instruments.

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

We maintain inventories of trading securities. At March 31, 2008, the fair market value of our inventories was $2,604 in long positions and $29 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at March 31, 2008 will not have a material adverse effect on our consolidated financial position or results of operations.

Recently Issued Accounting Principles

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue rather than in goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combination transactions occurring after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of the adoption of SFAS 141(R) on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is applicable to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. We are evaluating the impact of the adoption of SFAS 160 on our condensed consolidated financial statements.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in this report important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our purchases of our common stock during the three months ended March 31, 2008 were as follows:

			Total Number	Maximum Number
			of Shares	of Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	Per Share	or Programs	or Programs (1)
January 1 to January 31, 2008	40,000	$1.94	40,000	2,127,471
February 1 to February 29, 2008	—	—	—	2,127,471
March 1 to March 31, 2008	250,000	1.90	250,000	1,877,471

Total	290,000	$1.90	290,000

(1)	In March 2007, we announced that our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. Since inception through March 31, 2008, 622,529 shares had been repurchased under the program.
Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: May 9, 2008	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)