Form 10-Q
period 2008-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2008-08-11
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-15799
Ladenburg Thalmann Financial Services Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0701248 (I.R.S. Employer Identification Number)

4400 Biscayne Boulevard, 12 th Floor Miami, Florida (Address of principal executive offices)	33137 (Zip Code)
(212) 409-2000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2008, there were 162,916,098 shares of the registrant’s common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	June 30,
	2008	December 31,
	(Unaudited)	2007

ASSETS
Cash and cash equivalents	$12,482	$8,595
Securities owned:
Marketable, at fair value	1,324	3,139
NYSE Euronext restricted common stock, at fair value in 2008 and at historical cost in 2007	1,158	1,158
Receivables from clearing brokers	28,466	35,881
Receivables from other broker-dealers	3,058	15,511
Accounts receivable, net	852	1,528
Exchange memberships owned, at historical cost	120	120
Investment in fund manager	352	386
Furniture, equipment and leasehold improvements, net	1,916	791
Restricted assets	950	545
Intangible assets, net	20,087	19,927
Goodwill	23,591	23,546
Unamortized debt issue cost	2,720	—
Other assets	3,567	3,005

Total assets	$100,643	$114,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$11	$946
Accrued compensation	4,642	6,693
Commissions and fees payable	4,027	4,641
Accounts payable and accrued liabilities	5,602	5,644
Deferred rent	2,474	1,566
Accrued interest	218	671
Notes payable	32,933	39,868

Total liabilities	49,907	60,029

Contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 162,899,431 in 2008 and 161,698,071 in 2007	16	16
Additional paid-in capital	151,622	148,723
Accumulated deficit	(100,902)	(94,636)

Total shareholders’ equity	50,736	54,103

Total liabilities and shareholders’ equity	$100,643	$114,132

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:

Investment banking	$1,787	$12,040	$9,207	$21,465
Commissions and fees	20,370	4,917	39,487	9,661
Asset management	687	673	1,483	1,386
Principal transactions	504	(15)	157	106
Interest and dividends	995	651	2,021	1,316
Unrealized (loss) gain on NYSE Euronext restricted common stock	(217)	(24)	—	33
Other income	1,106	285	1,668	480

Total revenues	25,232	18,527	54,023	34,447

Expenses:

Compensation and benefits	9,594	10,685	20,486	20,926
Commissions and fees	12,062	—	24,111	—
Non-cash compensation	1,498	1,406	3,067	2,724
Brokerage, communication and clearance fees	1,156	919	2,239	1,865
Rent and occupancy, net of sublease revenue	732	413	1,050	748
Professional services	1,303	1,346	2,507	2,010
Interest	1,202	152	2,357	272
Depreciation and amortization	703	249	1,343	585
Loss on extinguishment of debt	—	1,833	—	1,833
Other	2,126	1,413	3,067	2,432

Total expenses	30,376	18,416	60,227	33,395

Income (loss) before income taxes	(5,144)	111	(6,204)	1,052

Income tax expense	89	94	62	161

Net income (loss)	$(5,233)	$17	$(6,266)	$891

Net income (loss) per common share:
Basic	$(0.03)	$0.00	$(0.04)	$0.01

Diluted	$(0.03)	$0.00	$(0.04)	$0.01

Weighted average common shares outstanding:
Basic	162,709,005	155,103,973	162,105,035	154,601,128

Diluted	162,709,005	167,742,762	162,105,035	167,645,224

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	161,698,071	$16	$148,723	$(94,636)	$54,103
Issuance of shares of common stock under employee stock purchase plan	126,515	—	216	—	216
Exercise of stock options, net of 128,657 shares tendered in payment of exercise price and 255,183 options used in cashless exercise	1,353,538	—	153	—	153
Stock options granted to members of former Advisory Board and consultants	—	—	135	—	135
Stock-based compensation to employees	5,800	—	2,932	—	2,932
Stock retired under stock repurchase plan	(534,493)	—	(1,012)	—	(1,012)
Common stock issued in Punk, Ziegel & Company, L.P. acquisition	250,000	—	475	—	475
Net loss	—	—	—	(6,266)	(6,266)

Balance, June 30, 2008	162,899,431	$16	$151,622	$(100,902)	$50,736

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(6,266)	$891
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	203	162
Adjustment to deferred rent	(78)	10
Amortization of debt discount	386	—
Amortization of intangible assets	1,106	423
Amortization of debt issue cost	349	—
Amortization of investment in fund manager	34	—
Accrued interest	217	228
Non-cash compensation expense	3,067	2,724
Loss on extinguishment of debt	—	1,833
Loss on disposal of fixed assets	—	114
Unrealized gain on NYSE Euronext restricted common stock	—	(33)

(Increase) decrease in operating assets:
Securities owned	1,815	(874)
Receivables from clearing brokers	8,581	(3,301)
Receivables from other broker-dealers	12,452	(3,486)
Accounts receivable, net	1,340	(303)
Other assets	(284)	408

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(934)	(1,090)
Accrued compensation	(2,783)	2,295
Commission and fees payable	(614)	—
Accounts payable and accrued liabilities	(1,269)	(2,679)

Net cash provided by (used in) operating activities	17,319	(2,678)

Cash flows from investing activities:
Additional cash paid for Investacorp acquisition	(46)	—
Payment for acquisition, net of cash received	(2,056)	—
Acquisition of relationships and customer accounts	—	(92)
Purchases of furniture, equipment and leasehold improvements	(293)	(261)
(Increase) decrease in restricted assets	(5)	1,086

Net cash (used in) provided by investing activities	(2,400)	733

Cash flows from financing activities:
Issuance of common stock under stock plans	369	792
Repurchases of common stock	(1,012)	—
Principal payments on notes payable	(10,390)	—

Net cash (used in) provided by financing activities	(11,033)	792

Net increase (decrease) in cash and cash equivalents	3,887	(1,153)
Cash and cash equivalents, beginning of period	8,595	6,983

Cash and cash equivalents, end of period	$12,482	$5,830

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Supplemental cash flow information:
Interest paid	$2,056	$1,732
Taxes paid	41	15
Non-cash financing transactions:
Lease commitment capitalized as part of Capitalink acquisition	—	463
Issuance of shares of common stock in exchange for promissory notes payable to former parent	—	5,000
Acquisition of Punk, Ziegel & Company, L.P:
Assets acquired	$5,046	—
Liabilities assumed	(2,276)	—

Net assets acquired	2,770	—
Stock issued in acquisition	(475)	—
Cash acquired in acquisition	(239)	—

Net cash paid in acquisition	$2,056	—

See accompanying notes to condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
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

Investacorp is a registered broker-dealer and investment advisor that has been serving the independent registered representative community since 1978. Investacorp clears its customers’ transactions through correspondent clearing brokers on a fully-disclosed basis. Investacorp derives revenue from commissions and advisory fees, primarily from the sale of mutual funds, variable annuity products and other financial products and services. Investacorp is subject to regulation by, among others, the SEC, FINRA and the MSRB. (See Note 5.)

The interim financial data as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to fairly state the Company’s results for the interim periods. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for the full fiscal year.

The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statement of financial condition at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statement presentation. The notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC, provide additional disclosures and a description of accounting policies.

Certain prior year items have been reclassified to conform to the current period’s presentation. All significant intercompany balances and transactions have been eliminated.

2.	Recently Issued Accounting Principles

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)—(Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company does not believe the adoption of FSP FAS 142-3 will have a material effect on its condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption of SFAS 162 will have a material effect on its condensed consolidated financial statements.

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

Punk Ziegel

On May 2, 2008, Punk, Ziegel & Company, L.P. (“Punk Ziegel”), a specialty investment bank based in New York City, was merged into Ladenburg. The Company paid the sellers $2,770, representing Punk Ziegel’s retained earnings plus paid-in-capital. Pro forma data is not presented since the Punk Ziegel acquisition was not a material business combination.

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

	Three months ended	Six months ended
	June 30,	June 30,
	2007	2007
Total revenue	$36,849	$68,790
Net income	$(834)	$(769)
Basic income per share	$(0.01)	$(0.00)
Diluted income per share	$(0.01)	$(0.00)
Weighted average common shares outstanding — basic	155,103,973	154,601,128
Weighted average common shares outstanding — diluted	155,103,973	154,601,128
The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)—(Continued)
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

Level 1 — valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include listed equity securities.

Level 2 — valued using the Black-Scholes option pricing model, discounted for restrictions on marketability. This model considers various assumptions, including time value, volatility factors and current market and contractual prices for the underlying financial instruments. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

Level 3 — valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of June 30, 2008:

	Level 1	Level 2	Level 3	Total

Securities owned, at fair value
Common stock and warrants	$422	$902	—	$1,324
NYSE Euronext common stock	—	1,158	—	1,158

Total	$422	$2,060	$—	$2,482

	Level 1	Level 2	Level 3	Total

Securities sold, but not yet purchased, at fair value
Common stock and warrants	$11	—	—	$11

Total	$11	$—	$—	$11

The adoption of SFAS No. 157 did not have a material effect on the Company’s condensed consolidated financial statements.
As of June 30, 2008 and December 31, 2007, approximately $395 and $3,112, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Pursuant to the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by such clearing brokers.
Securities sold, but not yet purchased, at fair value represent obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)—(Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
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

On March 7, 2007, 1,552 of the 28,277 NYSE Euronext shares owned by the Company began the last year of transfer restrictions and were classified as trading securities. Accordingly, such shares were valued at fair value as opposed to cost, resulting in an unrealized loss of $24 for the three months ended June 30, 2007. In June 2007, the transfer restrictions on the 1,552 shares were removed by the issuer. These shares are included in marketable securities at June 30, 2008 and December 31, 2007.

On March 7, 2008, the last tranche of 26,725 NYSE Euronext shares began the last year of restriction and are classified as trading securities at June 30, 2008 and valued at fair value, resulting in an unrealized loss of $217 and $0 for the three and six months ended June 30, 2008, respectively.

Fair Value Option

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 became effective January 1, 2008; however, the Company did not elect to apply the fair value option to any assets or liabilities that are not currently required to be measured at fair value.

5.	Net Capital Requirements

Ladenburg is a registered broker-dealer and futures commission merchant and, accordingly, is subject to Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 1.17 under the CFTC. The Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At June 30, 2008, Ladenburg had net capital, as defined by the Net Capital Rule, of $21,211, which exceeded its minimum net capital requirement, as defined by the Net Capital Rule, of $500, by $20,711.

Investacorp is also subject to the Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by the Net Capital Rule, shall not exceed 15 to 1. At June 30, 2008, Investacorp had net capital of $3,999, which was $3,686 in excess of its required net capital of $313. Investacorp’s net capital ratio was 1.2 to 1.

Ladenburg and Investacorp claim exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully-disclosed basis.

6.	Income Taxes

A provision for income taxes, which amounted to approximately $89 and $62 for the three and six months ended June 30, 2008, respectively, was a result of certain state and local taxes not measured on income and certain state taxes measured on income. As a result of a valuation allowance recorded to offset deferred tax assets at June 30, 2008, no tax benefit was provided during such periods. As a result of utilizing a portion of its net operating loss carryforwards, no provision for federal income taxes, other than an alternative minimum tax,

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)—(Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
is reflected in the accompanying condensed consolidated statements of operations for the three and six months periods ended June 30, 2007.

7.	Notes Payable

The components of notes payable are as follows:

	June	December
	30,	31,
	2008	2007
Note payable to former principal shareholder of Investacorp, net of $892 and $1,277
of unamortized discount at June 30, 2008 and December 31, 2007, respectively	$10,933	$12,937
Note payable to affiliate of principal shareholder of LTS, net of $3,069 of
unamortized discount at December 31, 2007	22,000	26,931

Total	$32,933	$39,868

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

Frost Gamma Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Pursuant to the credit agreement, the Company granted to Frost Gamma a warrant to purchase 2,000,000 shares of the Company’s common stock. The warrant is exercisable at any time during a ten-year period at an exercise price of $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The warrant was valued at $3,200 based on the Black-Scholes option pricing model, and effective January 1, 2008, the unamortized portion has been reclassified from debt discount to debt issue cost, which is being amortized by the straight-line method over the five-year term of the revolving credit agreement.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)—(Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
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
In December 2005, a suit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg, a Ladenburg employee and another individual. The plaintiff alleges, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud, breach of fiduciary duty and breach of contract. The plaintiff seeks compensatory damages in excess of $100,000. In November 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. In July 2008, Ladenburg filed a motion for summary judgment, which is currently pending. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.
In July 2008, a suit was filed in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida, by BankAtlantic and BankAtlantic Bancorp, Inc. against Ladenburg and a Ladenburg research analyst. The plaintiffs allege, among other things, that research reports issued by defendants were false and defamatory, and that defendants are liable for defamation per se and negligence; the amount of the alleged damages are unspecified. Defendants intend to move to dismiss the complaint. The Company believes that the allegations are without merit and intends to vigorously defend against them.
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
The ultimate resolution may differ materially from the amounts reserved. Such liability amounted to approximately $728 at June 30, 2008 and $768 at December 31, 2007. With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Deferred Underwriting Compensation
Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or in which it participated. These clients are Specified Purpose Acquisition Companies (SPACs), and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees and their related expenses are not reflected in the Company’s results of operations until the underlying business combinations have been completed, and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the second quarter of 2008, Ladenburg did not receive any deferred fees. During the six months

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)—(Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
ended June 30, 2008, Ladenburg received deferred fees of $2,411 (included in investment banking revenues) and incurred commissions and related expenses of $949. As of June 30, 2008, Ladenburg had unrecorded potential deferred fees for SPAC-related transactions of $41,361, which, net of commissions and related expenses, amounted to approximately $24,462.

9.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock, from time to time, on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of the Company’s EBITDA, as adjusted. During the six months ended June 30, 2008, 534,493 shares of the Company’s common stock were repurchased for $1,012 under the program.

Stock Compensation Plans

The Company granted 1,308,500 and 1,458,500 stock options to employees and consultants in the three and six month periods ended June 30, 2008, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted in the three and six month periods ending June 30, 2008 were $1,977 and $2,204. As of June 30, 2008, there was $12,343 of unrecognized compensation cost for stock-based compensation, of which $1,004 related to the 2008 grants. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.33 years for all grants and approximately 3.84 years for the 2008 grants.

The total intrinsic value of options exercised during the three and six months ended June 30, 2008 amounted to $711 and $2,559. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 amounted to $926 and $1,627, respectively.

10.	Per Share Data

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)—(Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(5,233)	$17	$(6,266)	$891

Total basic weighted-average common shares outstanding	162,709,005	155,103,973	162,105,035	154,601,128

Effect of dilutive securities:
Stock options	—	9,608,951	—	10,071,491
Warrants to purchase common stock	—	1,259,225	—	1,150,932
Common stock held in escrow	—	1,770,613	—	1,821,673

Dilutive potential common shares	—	12,638,789	—	13,044,096

Weighted average common shares outstanding and dilutive potential common shares	162,709,005	167,742,762	162,105,035	167,645,224

Basic	$(0.03)	$0.00	$(0.04)	$0.01

Diluted	$(0.03)	$0.00	$(0.04)	$0.01

During the three and six months ended June 30, 2008 and 2007, options and warrants to purchase 29,427,045 and 3,407,735 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

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

Segment information for the three months ended June 30, 2008 was as follows:

	Ladenburg	Investacorp	Corporate	Total
Revenues	$9,499	$15,911	$(178)	$25,232
Pre-tax income (loss)	(2,196)	149	(3,097)	(5,144)
Identifiable assets	41,433	50,698	8,512	100,643
Depreciation and amortization	335	351	17	703
Capital expenditures	154	19	—	173
   Segment information for the six months ended June 30, 2008 was as follows:

	Ladenburg	Investacorp	Corporate	Total
Revenues	$22,603	$31,370	$50	$54,023
Pre-tax income (loss)	(1,512)	712	(5,404)	(6,204)
Identifiable assets	41,433	50,698	8,512	100,643
Depreciation and amortization	607	702	34	1,343
Capital expenditures	270	23	—	293

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)—(Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
12.	Subsequent Event

On July 9, 2008, the Company entered into a definitive merger agreement to acquire privately-held Triad Advisors, Inc. (“Triad”), a leading independent broker-dealer and investment advisor with headquarters in Norcross, Georgia. Following the merger, Triad will become a wholly-owned subsidiary of the Company.

All outstanding shares of Triad’s common stock will be converted into the right to receive at the merger closing an aggregate of $7,500 in cash, $12,500 in Company common stock and a three year, $5,000 promissory note bearing interest at 2.5% per annum and payable quarterly (the “Note”). The common shares will be subject to certain transfer restrictions. In addition, Triad’s shareholders will receive $2,000 in Company common stock as reimbursement for Triad’s net worth of not less than $3,500. The selling stockholders are required to repay to the Company cash equal to the amount that the closing date net worth of Triad is less than $3,500. In the event that Triad meets certain profit targets during the three-year period following completion of the merger, the Company will also pay up to $15,000 to Triad’s shareholders, half of which would be payable in the Company’s common stock (“Additional Contingent Consideration”). For purposes of determining the number of shares of the Company’s common stock to be issued in payment of the stock portion of the consideration, the parties used a stock price of $1.814 per share. A total of 7,993,385 shares of Company common stock will be issued at closing, and up to an additional 4,134,509 shares may be issued as part of the Additional Contingent Consideration. Under the merger agreement, the Company is entitled to setoff for indemnification claims against the Note and any Additional Contingent Consideration. The Company also will pledge the Triad stock to Triad’s shareholders, pursuant to a pledge agreement, as security for the payment of the Note. The Note will contain customary events of default, which if uncured, will entitle the Note holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note.

The completion of the merger is subject to certain regulatory approvals and normal and customary closing conditions. The Company currently expects to complete the merger in the third quarter of 2008.

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
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals. Ladenburg is subject to regulation by, among others, the SEC, FINRA, CFTC, NFA and the MSRB and is a member of the SIPC. Ladenburg had 126 registered representatives and 84 other full time employees at June 30, 2008. Its private client services and institutional sales departments serve approximately 14,000 accounts nationwide, and its asset management area provides investment management and financial planning services to numerous individuals and institutions.
     Investacorp is an independent broker-dealer and investment advisor, which had approximately 500 independent contractor registered representatives, approximately $8 billion in client assets and approximately 80 full time employees at June 30, 2008. Investacorp, which is headquartered in Miami Lakes, Florida, is subject to regulation by, among others, the SEC, the FINRA, the MSRB and state insurance regulators and is a member of the SIPC. Investacorp’s national network of independent registered representatives primarily serves retail clients.
     We are a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPACs). The revenues associated with these offerings have been an important contributor to our investment banking business since 2005. These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business “public.” In recent years, there has been a surge of activity in this segment of the market, although the number of new SPAC offerings, as well as the equity capital markets generally, have declined significantly during the first six months of 2008. Unfavorable market conditions during the first six months of 2008 have resulted in a decrease in the number of SPAC public offerings in which Ladenburg acted as either a lead or co-manager, from sixteen offerings in the first six months of 2007 to four offerings in the first six months of 2008. Since 2005, Ladenburg has led or co-managed 39 SPAC offerings raising approximately $8 billion, and we believe our professionals provide unique deal structures and a proprietary retail distribution network that adds value and validity to SPAC offerings. Compensation derived from these underwritings includes normal discounts and commissions, as well as deferred fees that become payable to us only upon the SPAC’s completion of a business combination. Such deferred fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transaction is consummated during such time period. During the first six months of 2008, Ladenburg received deferred fees of $2,411 (included in investment banking revenues) and incurred commissions and related expenses of $949. As of June 30, 2008, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $41,361, which, net of expenses, amounted to approximately $24,462.
     We have two operating segments which correspond to our two principal broker-dealer subsidiaries, Ladenburg and Investacorp.

Recent Developments
          Pending Triad Advisors Acquisition
     On July 9, 2008, we entered into a definitive merger agreement to acquire privately-held Triad Advisors, Inc. (“Triad”), a leading independent broker-dealer and investment advisor, serving the independent registered representative community. Triad has approximately 380 registered representatives and investment advisory representatives nationwide and approximately $9 billion in client assets. Triad generated consolidated revenues of approximately $60,000 in its fiscal year ended December 31, 2007.
     We believe that the Triad acquisition will significantly expand our presence in the independent broker-dealer area, one of the fastest growing segments of the financial services industry. Together with Investacorp, we would have approximately 900 independent financial advisors and $17 billion in client assets.
     Following the merger, Triad’s existing management team will operate Triad as a stand-alone business based out of its Norcross, Georgia headquarters. All outstanding shares of Triad’s common stock will be converted into the right to receive at the merger closing an aggregate of $7,500 in cash, $12,500 in our common stock and a three-year, $5,000 promissory note bearing interest at 2.5% per annum and payable quarterly (the“Note”). The common shares will be subject to certain transfer restrictions. In addition, Triad’s shareholders will receive $2,000 in our common stock as reimbursement for Triad’s net worth of not less than $3,500. The selling stockholders are required to repay to us cash equal to the amount that the closing date net worth of Triad is less than $3,500. In the event that Triad meets certain profit targets during the three-year period following the merger closing, we will also pay up to $15,000 to Triad’s shareholders, half of which would be payable in our common stock (“Additional Contingent Consideration”). For purposes of determining the number of shares of our common stock to be issued in payment of the stock portion of the consideration, we will use a stock price of $1.814 per share. A total of 7,993,385 shares of our common stock will be issued at closing, and up to an additional 4,134,509 shares may be issued as part of the Additional Contingent Consideration. Under the merger agreement, we are entitled to setoff for indemnification claims against the Note and any Additional Contingent Consideration. We have agreed to pledge the Triad stock to Triad’s shareholders under a pledge agreement as security for the payment of the Note. The Note will contain customary events of default, which if uncured, will entitle the Note holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note.
     We expect to complete the merger in the third quarter of 2008, following the satisfaction of the closing conditions, including receipt of certain regulatory approvals.
          Punk, Ziegel Acquisition
     On May 2, 2008, Punk, Ziegel & Company, L.P. (“Punk Ziegel”), a specialty investment bank based in New York City, was merged into Ladenburg. As a result, Ladenburg offers Punk Ziegel’s full range of research, equity market making, corporate finance, retail brokerage and asset management services, focused on high growth sectors within the healthcare technology, biotechnology, life sciences and financial services industries.
          Acquisition Strategy
     We continue to explore opportunities to grow our businesses, including through acquisitions of other securities, investment banking and investment advisory firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, incurrence of material indebtedness, or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to consummate any such potential acquisitions on terms acceptable to us or at all, or that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.
Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 2 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. Please refer to those sections for disclosures regarding the critical accounting policies related to our business.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total revenue	$25,232	$18,527	$54,023	$34,447
Total expenses	30,376	18,416 (1)	60,227	33,395 (1)
Pre-tax income (loss)	(5,144)	111	(6,204)	1,052
Net income (loss)	(5,233)	17 (1)	(6,266)	891 (1)

EBITDA as adjusted	(1,809)	3,698	419	6,383
Add:
Interest income	68	53	144	83
Less:
Interest expense	(1,202)	(152)	(2,357)	(272)
Income tax expense	(89)	(94)	(62)	(161)
Depreciation and amortization	(703)	(249)	(1,343)	(585)
Non-cash compensation	(1,498)	(1,406)	(3,067)	(2,724)
Loss on extinguishment of debt	—	(1,833)	—	(1,833)
Net income (loss)	(5,233)	17	(6,266)	891

(1)	Includes $1,833 loss on extinguishment of debt.
     Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense, and loss on extinguishment of debt, is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and debt extinguishment expense, or do not involve a cash outlay, such as stock-related compensation. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
     Second quarter 2008 EBITDA, as adjusted, was a loss of $1,809, a decrease of $5,507 over second quarter 2007 EBITDA, as adjusted, of $3,698. EBITDA, as adjusted, for the six months ended June 30, 2008, was $419, a decrease of $5,964 over EBITDA, as adjusted, of $6,383 for the 2007 comparable period. The decrease in EBITDA for both the three months ended June 30, 2008 and the six months ended June 30, 2008 compared to the prior year periods is primarily due to the decline in investment banking revenues.
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

	Three months	Six months ended
	ended June 30,	June 30,
	2008	2008
Revenues:
Ladenburg	$9,499	$22,603
Investacorp	15,911	31,370
Corporate	(178)	50

Total revenues	$25,232	$54,023

Pre-tax income (loss):
Ladenburg	$(2,196)	$(1,512)
Investacorp	149	712
Corporate	(3,097)	(5,404)

Total pre-tax loss	$(5,144)	$(6,204)

Three months ended June 30, 2008 versus three months ended June 30, 2007
     Our net loss for the quarter ended June 30, 2008 was $5,233 compared to net income of $17 for the quarter ended June 30, 2007. The decrease in net income of $5,250 is due to the decrease in investment banking transactions, primarily SPAC offerings, and an increase in interest expense of $1,050, from debt incurred in connection with the Investacorp acquisition, which was partially offset by net income from Investacorp of $185. The decrease in investment banking transactions was due to difficult market conditions across the investment banking industry.
     Our total revenues for the three months ended June 30, 2008 increased $6,705, or 36%, from the 2007 period, primarily as a result of a $15,453 increase in commissions and fees, a $519 increase in principal transactions, a $344 increase in interest and dividends and an $821 increase in other income, partially offset by a decrease in investment banking of $10,253, and a $193 decrease in unrealized gain on our shares of NYSE Euronext common stock. The 2008 second quarter revenues included $14,669 of commissions and fee revenue from Investacorp, which was not included in the 2007 period.
     Excluding non-cash compensation expense of $1,498 in the 2008 period and $1,406 in the 2007 period and extinguishment of debt of $1,833 in the 2007 period, our total expenses increased $13,701, or 90%, from the 2007 period, primarily as a result of expenses attributable to Investacorp’s operations of $15,762 (primarily commissions and fees expense of $12,062), which were not included in 2007. In addition, interest expense increased by $1,050 due to increased debt outstanding in the 2008 period and compensation and benefits decreased by $1,091. Compensation and benefits expense declined due to lower investment banking revenues.
     The $10,253 (85%) decrease in investment banking revenue in the second quarter of 2008 primarily resulted from unfavorable market conditions and a decrease in the number of SPAC offerings in which Ladenburg acted as either a lead or co-manager, to no offerings in the 2008 quarter compared to eight offerings in the 2007 comparable quarter.
     The $15,453 (314%) increase in commissions and fees revenue in the second quarter of 2008 is primarily attributable to the addition of Investacorp, which had $14,669 in commissions and fees and the Punk Ziegel acquisition, which increased Ladenburg’s institutional sales force by 13 individuals.
     The $519 (3,460%) increase in principal transactions revenue was primarily due to unrealized gains in securities received from investment banking transactions.
     The $344 (53%) increase in interest and dividends is primarily attributable to the addition of Investacorp, which had $386 in interest and dividends.
     The $193 (804%) decrease in unrealized loss on NYSE Euronext common stock is attributable to the decline in the market price of outstanding shares.

     The $821 (288%) increase in other income is attributed to the addition of Investacorp, which had $856 in other income.
     The $1,091 (10%) decrease in compensation and benefits expense was primarily due to an increase in salaries, bonuses and employee benefits of $2,917, offset by a $4,006 decrease in producers’ compensation, which is directly correlated to revenue production. The increase in salaries, bonuses and benefits is due to an increase in the average headcount for salaried Ladenburg employees primarily as a result of the Punk Ziegel merger and an increase of $1,674 for Investacorp’s employees in the 2008 period.
     The $92 (7%) increase in non-cash compensation expense is primarily due to increased employee compensation expense of $982, attributable to option grants to employees and directors (including $537 to Investacorp employees), partially offset by a decrease of $854 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink, which was amortized over 15 months beginning on October 18, 2006, the date of acquisition, and a decrease of $36 for the amortization of unearned compensation from stock issued to employees in 2005 at below market prices.
     The $237 (26%) increase in brokerage, communication and clearance fees expense is primarily attributable to increased institutional trading and Investacorp expense of $117.
     The $319 (77%) increase in rent and occupancy, net of sublease revenue, expense is primarily attributable to the inclusion of office lease expense for Punk Ziegel of $191 and Investacorp of $92 in the second quarter of 2008.
     The $1,050 (691%) increase in interest expense is a result of debt incurred in connection with the Investacorp acquisition. An approximate $34,000 average balance was outstanding in the second quarter of 2008, as compared with an average debt outstanding of $5,000 in the 2007 period.
     The $454 (182%) increase in depreciation and amortization expense is primarily due to Investacorp expense of $351, of which $343 is attributed to the amortization of intangible assets related to the Investacorp acquisition.
     The $713 (50%) increase in other expense is primarily attributable to Investacorp expense of $665.
     We had income tax expense of $89 for the three months ended June 30, 2008 as compared to income tax expense of $94 for the three months ended June 30, 2007. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at June 30, 2008 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.
Six months ended June 30, 2008 versus six months ended June 30, 2007
     Our net loss for the six months ended June 30, 2008 was $6,266 compared to net income of $891 for the six months ended June 30, 2007. The decrease in net income of $7,157 is attributed to the decrease in investment banking transactions, primarily SPAC offerings, and an increase in interest expense of $2,085, from debt incurred in connection with the Investacorp acquisition, which was partially offset by net income from Investacorp of $623. The net income for the 2008 period included $3,067 of non-cash compensation, and net income for the 2007 period included a $1,833 loss on extinguishment of debt and $2,724 of non-cash compensation expense.
     Our total revenues for the six months ended June 30, 2008 increased $19,576, or 57%, from the 2007 period, primarily as a result of increased commissions and fees of $29,826, an increase in interest and dividends of $705, a $1,188 increase in other income, partially offset by a decrease in investment banking of $12,258. The 2008 revenues included $31,370 of revenue from Investacorp, which was not included in 2007.
     Excluding non-cash compensation expense of $3,067 in the first half of 2008 and $2,724 in the 2007 period and loss on extinguishment of debt of $1,833 in the 2007 period, our total expenses increased $28,322, or 98%, from the 2007 period, primarily as a result of expenses attributable to Investacorp’s operations of $30,658 (primarily commissions and fees expense of $24,111), which were not included in 2007. In addition, interest expense increased by $2,085 due to increased debt outstanding in the 2008 period.

     The $12,258 (57%) decrease in investment banking revenue was primarily due to unfavorable market conditions and a decrease in the number of SPAC offerings in which Ladenburg acted as either a lead or co-manager, from four offerings in the 2008 period compared to 14 offerings in the 2007 period. The decrease related to new SPAC offerings was $14,475 and was partially offset by deferred revenues realized from successful SPAC business combinations of $2,411 and an increase in advisory, merger and acquisitions and valuation fees of $565.
     The $29,826 (309%) increase in commissions and fees revenue in the 2008 period is primarily attributable to the addition of Investacorp, which had $29,364 in commissions and fees.
     The $51 (48%) increase in principal transactions revenue was primarily due to unrealized gains, partially offset by realized losses, in securities received as underwriting consideration.
     The $705 (54%) increase in interest and dividends is primarily attributable to the addition of Investacorp, which had $777 in interest and dividends.
     The $1,188 (248%) increase in other income is due to the addition of Investacorp, which had $1,229 in other income.
     The $440 (2%) decrease in compensation and benefits expense was primarily the result of an increase in salaries, bonuses and employee benefits of $4,657 offset by a $5,096 decrease in producers’ compensation, which is directly correlated to revenue production. The increase in salaries, bonuses and benefits is due to an increase in the average headcount for salaried Ladenburg employees primarily as a result of the Punk Ziegel Merger and an increase of $3,231 for Investacorp’s employees in the 2008 period.
     The $343 (13%) increase in non-cash compensation expense is primarily due to increased compensation expense of $1,888 attributable to option grants to employees, directors and consultants (including $1,073 to Investacorp employees), partially offset by a decrease of $1,455 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink, which was amortized over 15 months beginning on October 18, 2006, the date of acquisition, and a decrease of $90 for the amortization of unearned compensation from stock issued to employees in 2005 at below market prices.
     The $374 (20%) increase in brokerage, communication and clearance fees expense is primarily attributable to increased institutional trading and the addition of Investacorp expenses of $239.
     The $497 (25%) increase in professional services expense during the 2008 period is primarily due to an increase in legal, audit and consulting fees in the first half of 2008.
     The $2,085 (767%) increase in interest expense is a result of debt incurred in connection with the Investacorp acquisition. An approximate $35,000 average balance was outstanding in the 2008 period, as compared with an average debt outstanding of $5,000 in the 2007 period.
     The $758 (130%) increase in depreciation and amortization expense is primarily due to Investacorp expense of $702, of which $685 is attributed to the amortization of intangible assets related to the acquisition.
     We had income tax expense of $62 for 2008 as compared to income tax expense of $161 for 2007. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at June 30, 2008 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.
Liquidity and Capital Resources
     Approximately 46% and 56% of our total assets at June 30, 2008 and December 31, 2007, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading and investment banking activity. As a securities dealer, we may carry a significant inventory of securities to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

     Each of Ladenburg and Investacorp is subject to the SEC’s net capital rules. Ladenburg is also subject to the net capital rules of the CFTC. Therefore, Ladenburg and Investacorp are subject to certain restrictions on the use of capital and their related liquidity. At June 30, 2008, Ladenburg’s regulatory net capital, as defined by applicable rules, of $21,211, exceeded minimum capital requirements of $500, by $20,711. At June 30, 2008, Investacorp’s regulatory net capital, as defined by applicable rules, of $3,999, exceeded minimum capital requirements of $313, by $3,686. Failure to maintain the required net capital may subject Ladenburg and Investacorp to suspension or expulsion by FINRA, the SEC or other regulatory bodies, and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg and Investacorp that require the intensive use of capital, such as underwriting and trading activities, and could also restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.
     In addition to regulatory net capital restrictions, Investacorp is also contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the lesser of the then outstanding principal balance of the note issued to Investacorp’s former principal shareholder and $5,000. At June 30, 2008, the outstanding principal balance of this note was $11,825.
     Each of Ladenburg and Investacorp, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risk in the event that its customers do not fulfill their obligations with the clearing brokers. In addition, to the extent Ladenburg and Investacorp maintain a short position in any securities, they are exposed to future off-balance-sheet market risk, since their ultimate obligation may exceed the amount recognized in the financial statements.
     Our primary sources of liquidity include our cash flow from operations, the sale of our securities and other financing activities, which include borrowings under our $30,000 revolving credit agreement. In February 2008, we repaid $8,000 of the $30,000 of outstanding borrowings under the revolving credit agreement. We may repay or reborrow outstanding amounts at any time prior to the maturity date of October 19, 2012, without penalty. In July 2008, Ladenburg paid a $7,500 dividend to us that will be used to fund the pending Triad acquisition.
     Net cash flows provided by operating activities for the six months ended June 30, 2008 were $17,319 as compared to cash flows used in operating activities of $2,678 for the six months ended June 30, 2007. The increase in net cash provided by operating activities was primarily due to a decrease in receivables from other broker-dealers of $12,452 in 2008 compared to an increase of $3,486 in 2007, a decrease in receivables from clearing brokers of $8,581 in 2008 compared to an increase of $3,301 in 2007, partially offset by a decrease in securities owned at market value of $1,815 in 2008 compared to an increase of $874 in 2007, and a decrease in securities sold, but not yet purchased of $934 in 2008 compared to a decrease of $1,090 in 2007, a decrease in accrued compensation of $2,783, in 2008 compared to an increase of $2,295 in 2007 and a decrease in accounts payable and accrued liabilities of $1,269 compared to a decrease of $2,679 in 2007.
     Net cash flows used in investing activities amounted to $2,875 for the six months ended June 30, 2008 compared to net cash flows provided by investing activities of $733 in the comparable period in 2007. These investing activities relate principally to the activity in restricted assets, purchase of customer relationships, leasehold improvements and enhancements to computer equipment.
     Net cash flows used in financing activities amounted to $10,557 for the six months ended June 30, 2008 compared to cash flows provided by financing activities of $792 in the comparable period in 2007. This decrease was primarily due to the partial repayment of notes payable in the amount of $10,390, our repurchase of our common stock for $1,012 in 2008 and an increase in the issuance of common stock under stock plans to $845 in 2008 as compared to $792 in 2007.
     In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted. From inception through June 30, 2008, 867,022 shares have been repurchased under the program for $1,624.

Off-Balance-Sheet Risk and Concentration of Credit Risk
     Our two principal broker-dealer subsidiaries, Ladenburg and Investacorp, do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing brokers, which maintain the customers’ accounts and clear customers’ transactions. Additionally, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as each of Ladenburg and Investacorp has agreed to indemnify their clearing brokers for any resulting losses. Each of Ladenburg and Investacorp continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.
     The clearing operations for Ladenburg’s and Investacorp’s securities transactions are primarily provided by one clearing broker, a large financial institution. At June 30, 2008 and December 31, 2007, substantially all of the securities owned and the amounts due from clearing brokers reflected in our condensed consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. We are subject to credit risk should this clearing broker be unable to fulfill its obligations.
     In the normal course of its business, Ladenburg and Investacorp may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of June 30, 2008 and December 31, 2007, Ladenburg and Investacorp were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg sold securities that it does not own and is therefore obligated to purchase such securities at a future date. These obligations have been recorded in our statements of financial condition at market values of the related securities, and Ladenburg will incur a loss if the market value of the securities increases subsequent to June 30, 2008. See Note 4 to our condensed consolidated financial statements for further information.
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
     We maintain inventories of trading securities. At June 30, 2008, the fair market value of our inventories was $2,482 in long positions and $11 in short positions. We performed an entity-wide analysis and assessed the risk of our financial instruments. Based on this analysis, in the opinion of management, the market risk associated with our financial instruments at June 30, 2008 is not likely to have a material adverse effect on our consolidated financial position or results of operations.
Recently Issued Accounting Principles
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We do not believe the adoption of FSP FAS 142-3 will have a material effect on our condensed consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not believe the adoption of SFAS 162 will have a material effect on our condensed consolidated financial statements.
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

Item 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     Our purchases of our common stock during the three months ended June 30, 2008 were as follows:

			Total Number	Maximum Number
			of Shares	of Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	Per Share	or Programs	or Programs (1)
April 1 to April 30, 2008	17,100	$1.88	17,100	1,860,371
May 1 to May 31, 2008	147,148	1.90	147,148	1,713,223
June 1 to June 30, 2008	80,245	1.85	80,245	1,632,978

Total	244,493	$1.88	244,493

(1)	In March 2007, we announced that our board of directors had authorized the repurchase of up to 2,500,000 shares of our common stock, from time to time, on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted. Since inception through June 30, 2008, 867,022 shares had been repurchased under the program.
     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 6, 2008, we held our annual meeting of shareholders. The following director nominees were elected by our shareholders for a one-year term and until their successors are elected and qualified:

		Authority
	Votes For	Withheld
Henry C. Beinstein	124,885,637	5,477,337
Robert J. Eide	125,059,912	5,303,062
Dr. Phillip Frost	123,913,895	6,449,079
Brian S. Genson	125,075,455	5,287,519
Saul Gilinski	125,269,746	5,093,228
Dr. Richard M. Krasno	125,072,513	5,290,461
Richard J. Lampen	125,285,611	5,077,363
Howard M. Lorber	124,421,833	5,941,141
Jeffrey S. Podell	125,260,813	5,102,161
Richard J. Rosenstock	125,276,655	5,086,319
Mark Zeitchick	125,154,644	5,208,330

     Item 6. EXHIBITS
31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: August 11, 2008	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)