Form 10-Q
period 2008-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2008-11-10
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☑
     As of November 5, 2008, there were 171,715,027 shares of the registrant’s common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$8,334	$8,595
Securities owned:
Marketable, at fair value	5,782	3,139
NYSE Euronext restricted common stock, at fair value in 2008 and at historical cost in 2007	1,047	1,158
Receivables from clearing brokers	20,422	35,881
Receivables from other broker-dealers	3,067	15,511
Accounts receivable, net	681	1,528
Exchange memberships owned, at historical cost	115	120
Investment in fund manager	335	386
Furniture, equipment and leasehold improvements, net	3,204	791
Restricted assets	702	545
Intangible assets, net	32,762	19,927
Goodwill	30,044	23,546
Unamortized debt issue cost	2,560	—
Other assets	3,228	3,005

Total assets	$112,283	$114,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$378	$946
Accrued compensation	6,050	6,693
Commissions and fees payable	4,917	4,641
Accounts payable and accrued liabilities	6,168	5,644
Deferred income taxes	633	—
Deferred rent	3,689	1,566
Accrued interest	219	671
Notes payable	32,321	39,868

Total liabilities	54,375	60,029

Contingencies (see note 9)	—	—
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 171,495,960 in 2008 and 161,698,071 in 2007	17	16
Additional paid-in capital	164,484	148,723
Accumulated deficit	(106,593)	(94,636)

Total shareholders’ equity	57,908	54,103

Total liabilities and shareholders’ equity	$112,283	$114,132

See accompanying notes to unaudited condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:

Investment banking	$4,178	$3,547	$13,385	$25,012
Commissions and fees	25,130	5,028	64,617	14,689
Asset management	666	686	2,150	2,072
Principal transactions	(609)	82	(452)	188
Interest and dividends	982	627	3,003	1,943
Realized and unrealized (loss) gain on NYSE Euronext restricted common stock	(111)	20	(111)	53
Other income	1,036	462	2,704	942

Total revenue	31,272	10,452	85,296	44,899

Expenses:

Compensation and benefits	11,198	7,238	31,685	28,164
Non-cash compensation	1,538	1,715	4,605	4,439
Commissions and fees	15,126	—	39,237	—
Brokerage, communication and clearance fees	1,638	930	3,877	2,796
Rent and occupancy, net of sublease revenue	917	433	1,967	1,180
Professional services	1,563	670	4,071	2,680
Interest	1,118	16	3,474	287
Depreciation and amortization.	898	333	2,241	918
Loss on extinguishment of debt	—	—	—	1,833
Other	2,277	1,330	5,344	3,763

Total expenses	36,273	12,665	96,501	46,060

Loss before income taxes	(5,001)	(2,213)	(11,205)	(1,161)

Income tax expense (benefit)	690	(115)	752	46

Net loss	$(5,691)	$(2,098)	$(11,957)	$(1,207)

Loss per common share:
Basic	$(0.03)	$(0.01)	$(0.07)	$(0.01)

Diluted	$(0.03)	$(0.01)	$(0.07)	$(0.01)

Weighted average common shares used in computation of per share data:
Basic	167,303,935	159,826,786	163,850,741	156,362,156

Diluted	167,303,935	159,826,786	163,850,741	156,362,156

See accompanying notes to unaudited condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	161,698,071	$16	$148,723	$(94,636)	$54,103

Issuance of shares of common stock under employee stock purchase plan	147,666	—	252	—	252

Exercise of stock options, net of 128,657 shares tendered in payment of exercise price and 255,183 options used in cashless exercise	1,935,529	—	484	—	484

Stock options granted to members of former Advisory Board and consultants	—	—	237	—	237

Stock-based compensation to employees	5,800	—	4,368	—	4,368

Stock retired under stock repurchase plan	(534,493)	—	(1,012)	—	(1,012)

Common stock issued in Punk Ziegel acquisition	250,000	—	435	—	435

Common stock issued in Triad Advisors acquisition	7,993,387	1	10,426	—	10,427

Warrants issued for acquisition of customer accounts	—	—	571	—	571

Net loss	—	—	—	(11,957)	(11,957)

Balance, September 30, 2008	171,495,960	$17	$164,484	$(106,593)	$57,908

See accompanying notes to unaudited condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,957)	$(1,207)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	357	225
Amortization of deferred rent credit	(69)	25
Amortization of debt discount	603	—
Amortization of intangible assets	1,833	621
Amortization of debt issue cost	509	—
Amortization of investment in fund manager	51	73
Accrued interest	219	228
Deferred income taxes	633	—
Non-cash compensation expense	4,605	4,439
Loss on extinguishment of debt	—	1,833
Loss on disposal of fixed assets	—	115

(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned	(2,033)	(1,557)
Receivables from clearing brokers	18,698	(931)
Receivables from other broker-dealers	12,444	668
Accounts receivable, net	1,757	(47)
Other assets	1,367	(797)

Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased	(577)	(512)
Accrued compensation	(1,487)	138
Commission and fees payable	(931)	—
Accounts payable and accrued liabilities	(1,283)	(2,607)

Net cash provided by operating activities	24,739	707

Cash flows from investing activities:
Punk Ziegel acquisition, net of cash received	(2,433)	—
Triad Advisors acquisition, net of cash received	(6,478)	—
Adjustment to cash paid for Investacorp acquisition	(148)	—
Acquisition of relationships and customer accounts	—	(92)
Purchases of furniture, equipment and leasehold improvements	(385)	(306)
Decrease in restricted assets	323	1,086

Net cash (used in) provided by investing activities	(9,121)	688

Cash flows from financing activities:
Issuance of common stock under stock plans	736	1,216
Shares tendered for withholding taxes on exercise of stock options	—	(1,122)
Repurchases of common stock	(1,012)	(483)
Principal payments on notes payable	(15,603)	—

Net cash used in financing activities	(15,879)	(389)

Net increase (decrease) in cash and cash equivalents	(261)	1,006
Cash and cash equivalents, beginning of period	8,595	6,983

Cash and cash equivalents, end of period	$8,334	$7,989

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Supplemental cash flow information:
Interest paid	$2,786	$1,732
Taxes paid	57	31
Non-cash financing transactions:
Leasehold improvements financed by landlord in connection with relocation of premises and included in deferred rent	2,016	—
Warrants issued for acquisition of customer accounts	571	—
Lease commitment capitalized as part of Captialink acquisition	—	463
Issuance of shares of common stock in exchange for promissory notes payable to former parent	—	6,833
Punk Ziegel acquisiton:
Assets acquired	$4,433	—
Liabilities assumed	(1,326)	—

Net assets acquired	3,107	—
Stock issued in acquisition	(435)	—
Cash acquired in acquisition	(239)	—

Cash paid in acquisition	$2,433	—

Triad Advisors acquisition:
Assets acquired	$24,574	—
Liabilities assumed	(2,172)	—

Net assets acquired	22,402	—
Note issued in acquisition.	(4,384)
Stock issued in acquisition	(10,427)	—

Cash paid in acquisition	7,591	—
Cash acquired in acquisition	(1,113)	—

Net cash paid in acquisition	$6,478	—

See accompanying notes to unaudited condensed consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Unaudited)
1.	Description of Business and Basis of Presentation

Description of Business

The unaudited condensed consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”), a holding company, and its subsidiaries. The principal operating subsidiaries of LTS are Ladenburg Thalmann & Co. Inc. (“Ladenburg”), since the October 19, 2007 date of acquisition, Investacorp, Inc. (collectively with related companies, “Investacorp”) and, since the August 13, 2008 date of acquisition, Triad Advisors, Inc. and subsidiaries (collectively, “Triad”).

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

Investacorp and Triad are registered broker-dealers and investment advisors that have been serving the independent registered representative community since 1978 and 1998, respectively. Each of Investacorp’s and Triad’s independent registered representatives primarily serves retail clients. Ladenburg, Investacorp and Triad clear their customers’ transactions through correspondent clearing brokers on a fully-disclosed basis. They derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services. Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”). Ladenburg is also subject to regulation by the Commodities Futures Trading Commission (“CFTC) and National Futures Association (“NFA”). (See Note 5.)

Basis of Presentation

The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Because of the nature of the Company’s business, interim period results may not be indicative of full year or future results.

The unaudited condensed consolidated financial statements do not include all information and notes required in annual financial statements in conformity with generally accepted accounting principles. The statement of financial condition at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the SEC, for additional disclosures and a description of accounting policies.

Certain prior year items have been reclassified to conform to the current period’s presentation. All significant intercompany balances and transactions have been eliminated.

2.	Recently Issued Accounting Principles

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. This statement expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)
(Unaudited)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This statement requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement is applicable to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No.141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company does not believe the adoption of FSP FAS 142-3 will have a material effect on its condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No.162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements.

3.	Acquisitions

Triad

On August 13, 2008, Triad, a leading independent broker-dealer and investment advisor with headquarters in Norcross, Georgia, became a wholly-owned subsidiary of LTS. The acquisition was made to significantly expand the company’s presence in the independent broker-dealer area. Under the Agreement and Plan of Merger, dated as of July 9, 2008, by and among LTS, Triad, Triple Acquisition Inc. (“Triple”), a wholly-owned subsidiary of LTS, and the shareholders of Triad, Triple merged with and into Triad, with Triad remaining as the surviving corporation and a wholly-owned subsidiary of LTS. All outstanding shares of Triad’s common stock were converted into an aggregate of $6,826 in cash (net of a post-closing adjustment of $674), 7,993,387 shares of LTS common stock subject to certain transfer restrictions valued at $10,427 and a $5,000 promissory note valued at $4,384 (see Note 8). In the event that Triad meets certain profit targets during the three-year period following completion of the merger, the Company also will pay to Triad’s former shareholders up to $7,500 in cash and up to 4,134,511 shares of LTS common stock.

Preliminary Purchase Price Allocation

The preliminary allocation of the purchase price to Triad’s tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values. The valuation of these tangible and identifiable intangible assets and liabilities is preliminary and is subject to further management review and may change materially. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Asset,” goodwill is not amortized but will be tested for impairment at least annually.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)
(Unaudited)
The purchase price for the acquisition, including acquisition costs, consisted of the following:

As of
August 13, 2008
Cash	$7,591
Common stock (7,993,387 shares x $1.30 per share)(1)	10,427
$5,000 note payable valued based on 11% imputed interest rate	4,384

Total purchase price	$22,402

(1)	Based on market prices at time of announcement adjusted for transfer restrictions.
The total purchase price has been allocated as follows:

As of
August 13, 2008
Net working capital and tangible assets	$3,585
Identifiable intangible assets	13,022
Goodwill	5,795

Total purchase price	$22,402

Punk Ziegel

On May 2, 2008, Punk, Ziegel & Company, L.P. (“Punk Ziegel”), a specialty investment bank based in New York City, was merged into Ladenburg. The Company paid the sellers $3,107, representing Punk Ziegel’s retained earnings plus paid-in-capital.

Investacorp

On October 19, 2007, the Company acquired all of the outstanding shares of Investacorp for approximately $30,000 in cash and a promissory note in the aggregate principal amount of $15,000. The Company paid the sellers approximately $5,200 representing Investacorp’s retained earnings plus paid-in-capital, which is included in the cash payment above. In connection with the financing of the acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Phillip Frost, the chairman of the board and principal shareholder of the Company. See Note 8.

Pro Forma Information

The unaudited condensed consolidated financial statements include the results of operations of Investacorp, Triad and Punk Ziegel from their respective dates of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations for 2007 periods as if the acquisition of Investacorp and Triad had occurred at the beginning of 2007 and the 2008 periods as if the acquisition of Traid had occurred at the beginning of 2008. Pro forma data does not include the Punk Ziegel acquisition based on materiality. The pro forma net results reflect amortization of the amounts ascribed to intangibles acquired in the acquisitions, amortization of employee stock-based compensation, income tax expense and interest expense on debt used to finance the acquisitions.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended	Nine months ended	Three months ended		Nine months ended
	September 30,	September 30,	September 30,		September 30,
	2008	2008	2007		2007
Total revenue	$41,976	$126,644	$42,692		$140,341
Net loss	$(6,057)	$(11,680)	$(2,400	)(1)	$(2,265	)(1)
Basic loss per share	$(0.04)	$(0.07)	$(0.01)		$(0.01)
Diluted loss per share	$(0.04)	$(0.07)	$(0.01)		$(0.01)
Weighted average common shares outstanding — basic and diluted	171,039,975	170,414,654	167,820,173		164,355,543

(1)	Includes a non-recurring charge of $9,200 for special bonuses paid to Investacorp employees prior to the closing of the acquisition.
The unaudited pro forma financial information is not representative or indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions been completed as of the beginning of the periods presented, nor should it be taken as indicative of the Company’s future consolidated results of operations

4.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, at fair value, were as follows:

		Securities sold,
	Securities	but not
	owned	yet purchased
September 30, 2008
Certificates of deposit	$1,200	$—
Common stock and warrants	4,582	378
NYSE Euronext restricted common stock	1,047	—

	$6,829	$378

December 31, 2007
Common stock and warrants	$3,139	$946
NYSE Euronext restricted common stock	1,158	—

	$4,297	$946

As of September 30, 2008 and December 31, 2007, approximately $5,062 and $3,112, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by such clearing brokers.

Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the condensed consolidated statements of financial condition.

Restricted NYSE Euronext Common Stock

The Company owns NYSE Euronext common stock resulting from the conversion of Ladenburg’s membership interest in the NYSE. Certain of these shares were previously subject to transfer restrictions during the periods presented.

On March 7, 2007, 1,552 of the 28,277 NYSE Euronext shares owned by the Company began the last year of transfer restrictions and were classified as trading securities and included in marketable securities at September 30, 2007. Accordingly, such shares were valued at fair value as opposed to cost, resulting in an unrealized gain of $20 and $53 for the three and nine months ended September 30, 2007, respectively. In June 2007, the issuer removed the transfer restrictions on the 1,552 shares. The shares were sold in the third quarter of 2008.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)
(Unaudited)
Effective October 1, 2008, the issuer removed the transfer restriction on the last tranche of 26,725 NYSE Euronext restricted shares held by the Company. Such restrictions were originally scheduled to lapse on March 9, 2009. These shares are classified as trading securities at September 30, 2008 and valued at fair value, resulting in an unrealized loss of ($111) and ($111) for the three and nine months ended September 30, 2008, respectively.

On October 1, 2008, the Company received 8,178 NYSE Euronext shares in exchange for its American Stock Exchange (“AMEX”) membership due to NYSE Euronext’s acquisition of AMEX. The Company may receive additional amounts from the exchange of its AMEX membership if AMEX sells its headquarters building. The Company will recognize a gain from the exchange of its AMEX membership in the fourth quarter of 2008.

Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” in the first quarter of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

Level 3 — valuations derived from valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments and certain commitments and guarantees.

As of September 30, 2008:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,200			$1,200
Common stock and warrants	4,936	$693	—	5,629

Total	$6,136	$693	$—	$6,829

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$378	—	—	$378

Total	$378	$—	$—	$378

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)
(Unaudited)
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

Ladenburg is a registered broker-dealer and futures commission merchant and, accordingly, is subject to Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 1.17 under the CFTC. The Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At September 30, 2008, Ladenburg had net capital, as defined in the Net Capital Rule, of $11,597, which exceeded its minimum capital requirement of $500, by $11,097.

Investacorp and Triad are also subject to the Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the Net Capital Rule, shall not exceed 15 to 1. At September 30, 2008, Investacorp had net capital of $3,373, which was $3,065 in excess of its required net capital of $308. Investacorp’s net capital ratio was 1.4 to 1. At September 30, 2008, Triad had net capital of $1,647, which was $1,397 in excess of its required net capital of $250. Triad’s net capital ratio was .95 to 1.

Ladenburg, Investacorp and Triad claim exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully-disclosed basis.

6.	Intangible Assets

At September 30, 2008 and December 31, 2007, intangible assets subject to amortization consisted of the following:

		September 30, 2008		December 31, 2007
	Estimated	Gross		Gross
	useful life	carrying	Accumulated	carrying	Accumulated
	(years)	amount	amortization	amount	amortization
Technology	1	$426	$292	$285	$59
Relationships with registered representatives	20	24,707	776	14,921	155
Vendor relationships	7	3,613	288	1,881	56
Covenants not to compete	5	1,717	102	354	15
Customer accounts	10	1,311	152	740	96
Relationships with investment banking clients	4	2,783	1,362	2,783	841
Trade name	10	211	41	211	26
Lease	6	1,004	64	—	—
Customer relationships	6	72	5	—	—

		$35,844	$3,082	$21,175	$1,248

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)
(Unaudited)
Aggregate amortization expense amounted to $725 and $198 for the three months ended September 30, 2008 and 2007, respectively, and $1,833 and $620 for the nine months ended September 30, 2008 and 2007, respectively. The weighted-average amortization period for total amortizable intangibles is 15.64 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2008 (remaining)	$832
2009	$3,214
2010	$2,979
2011	$2,418
2012	$2,347
2013 — 2027	$20,972
7.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2008 primarily represents deferred income taxes relating to amortization of goodwill for tax purposes. (See Note 3). After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2008 was necessary to offset fully the deferred tax assets based on the likelihood of future realization. As a result of such valuation allowance, no tax benefit was provided during the three and nine months ended September 20, 2008 due to the pre-tax loss in such periods. Realization of deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to tax deductible goodwill will reverse only upon a disposition or impairment of goodwill which period is not determinable. Accordingly, the related deferred tax liability was not utilized to reduce the required valuation allowance.

A provision for income taxes which amounted to approximately $46 for the nine months ended September 30, 2007 was a result of certain state and local taxes not measured by income, certain state taxes measured by income and the federal alternative minimum tax. As a result of anticipating the utilization of a portion of its net operating loss carryforwards, no provision for federal income taxes, other than an alternative minimum tax, is reflected in the accompanying statements of operations for such period.

8.	Notes Payable

Notes payable consisted of the following:

	September	December
	30,	31,
	2008	2007
Note payable to former Investacorp shareholder, net of $720 and $1,277 of unamortized discount at September 30, 2008 and December 31, 2007, respectively	$9,891	$12,937
Note payable to affiliate of principal shareholder of LTS, net of $3,069 of unamortized discount at December 31, 2007	18,000	26,931
Note payable to former Triad shareholders, net of $570 of unamortized discount at September 30, 2008	4,430	—

Total	$32,321	$39,868

Investacorp Note

On October 19, 2007, as part of the purchase price for the Investacorp acquisition, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $15,000 to Investacorp’s then principal shareholder. The note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. The note was recorded at $13,550 based on an imputed interest rate of 11%. The Company has pledged the stock of Investacorp as security for the payment of the note. The note contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)
(Unaudited)
Frost Gamma Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. The note issued under the credit agreement contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Pursuant to the credit agreement, the Company granted to Frost Gamma a warrant to purchase 2,000,000 shares of LTS common stock. The warrant is exercisable at any time during a ten-year period and the exercise price is $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The warrant was valued at $3,200 based on the Black-Scholes option pricing model, and effective January 1, 2008, the unamortized portion has been reclassified from debt discount to debt issue cost, which is being amortized by the straight-line method over the five—year term of the revolving credit agreement.

In February 2008 and September 2008, the Company repaid $8,000 and $4,000, respectively, of the $30,000 of outstanding borrowings under the Frost Gamma credit agreement. The Company may repay outstanding amounts at any time prior to the maturity date of October 19, 2012, without penalty, and may re-borrow up to the full amount of the agreement.

Triad Note

On August 13, 2008, as part of the purchase price for the Triad acquisition, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $5,000 to Triad’s then shareholders. The note bears interest at 2.51% per annum and is payable in 12 equal quarterly installments. The note was recorded at $4,384, based on an imputed interest rate of 11%.

9.	Contingencies

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
(Dollars in thousands, except share and per share data)
(Unaudited)
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

In July 2008, a suit was filed in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida, by BankAtlantic and BankAtlantic Bancorp, Inc. against Ladenburg and a Ladenburg research analyst. The plaintiffs allege, among other things, that research reports issued by defendants were false and defamatory, and that defendants are liable for defamation per se and negligence; the amount of the alleged damages is unspecified. The defendants’ motion to dismiss the case was denied in September 2008. The Company believes that the allegations are without merit and intends to vigorously defend against them.

In the ordinary course of business, the Company’s subsidiaries are defendants in litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as securities broker-dealers or as a result of participation in public underwritings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. Where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has included an estimation of such amount in accounts payable and accrued liabilities. Upon final resolution, amounts payable may differ materially from amounts reserved. The Company has accrued liabilities in the amount of approximately $757 at September 30, 2008 and $768 at December 31, 2007 in respect to these matters. With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Deferred Underwriting Compensation

Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated in. These clients are Specified Purpose Acquisition Companies (SPACs), and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees and their related expenses are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the third quarter of 2008, Ladenburg received a deferred fee of $2,878 (included in investment banking revenues) and incurred commissions and related expenses of $1,295. During the nine months ended September 30, 2008, Ladenburg received deferred fees of $5,289 (included in investment banking revenues) and incurred commissions and related expenses of $2,145. As of September 30, 2008, Ladenburg had unrecorded potential deferred fees for SPAC-related transactions of $38,800, which, net of commissions and related expenses, amounted to approximately $22,955.

10.	Off-Balance-Sheet Risk and Concentration of Credit Risk

Our three principal broker-dealer subsidiaries, Ladenburg, Investacorp and Triad, do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing brokers, which maintain the customers’ accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as each of Ladenburg, Investacorp and Triad has agreed to indemnify their clearing brokers for any resulting losses. Each of Ladenburg, Investacorp and Triad continually assess risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)
(Unaudited)
11.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of the Company’s EBITDA, as adjusted. During the nine months ended September 30, 2008, 534,493 shares were repurchased for $1,012 under the program.

Stock Compensation Plans

The Company granted 1,458,500 stock options to employees and consultants in the nine month period ended September 30, 2008, of which none were granted in the three months then ended. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted in the nine month period ended September 30, 2008 was $2,232. As of September 30, 2008, there was $11,269 of unrecognized compensation cost for stock-based compensation, of which $1,058 related to the 2008 grants. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.31 years for all grants and approximately 3.59 years for the 2008 grants.

The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $824 and $3,841, respectively, and during the nine months ended September 30, 2008 and 2007 amounted to $3,383 and $5,577, respectively.

On October 31, 2008, the Company granted ten-year stock options to purchase 600,000, 600,000, 600,000 and 300,000 shares of Company common stock at an exercise price of $1.58 per share to Dr. Phillip Frost, Richard Lampen, Mark Zeitchick and Howard Lorber, respectively. Dr. Frost and Mr. Lorber serve as directors of the Company and Messrs. Lampen and Zeitchick serve as executive officers and directors of the Company. The exercise price was 25% in excess of the fair value ($1.26) of the Company’s common stock on the grant date. The options vest in four equal annual installments beginning on the first anniversary of the grant date, subject to earlier vesting upon the recipient’s death or disability or a change of control of the Company.

12.	Per Share Data

Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and also gives effect to dilutive potential common shares.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(5,691)	$(2,098)	$(11,957)	$(1,207)

Total basic and diluted weighted average common shares outstanding	167,303,935	159,826,786	163,850,741	156,362,156

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.07)	$(0.01)

During 2008 and 2007, options and warrants to purchase 26,596,065 and 24,774,276 common shares, respectively, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)
(Unaudited)
13.	Segment Information

As a result of the Investacorp acquisition on October 19, 2007, the Company has two operating segments. For periods prior to October 19, 2007, the Company had only one segment. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad (beginning as of the August 13, 2008 acquisition date) to their independent registered representatives.

Segment information for the three months ended September 30, 2008 was as follows:

		Independent
		brokerage and
	Ladenburg	advisory services	Corporate	Total
Revenues	$11,496	$19,858	$(82)	$31,272
Pre-tax loss	(2,133)	(159)	(2,709)	(5,001)
Identifiable assets	32,358	73,172	6,753	112,283
Depreciation and amortization	375	506	17	898
Capital expenditures	55	37	—	92
Segment information for the nine months ended September 30, 2008 was as follows:

		Independent
		brokerage and
	Ladenburg	advisory services	Corporate	Total
Revenues	$34,099	$51,228	($31)	$85,296
Pre-tax (loss) income	(3,645)	553	(8,113)	(11,205)
Identifiable assets	32,358	73,172	6,753	112,283
Depreciation and amortization	982	1,208	51	2,241
Capital expenditures	325	60	—	385

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share and per share data)
Overview
     We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp, Inc. (collectively with related companies, “Investacorp”) and Triad Advisors, Inc. and subsidiaries (collectively, “Triad”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals. Ladenburg had approximately 125 registered representatives and 78 other full time employees at September 30, 2008. Ladenburg’s private client services and institutional sales departments serve approximately 14,000 accounts nationwide and its asset management department provides investment management and financial planning services to numerous individuals and institutions.
     Investacorp, headquartered in Miami Lakes, Florida, is an independent broker-dealer and investment advisor, which had approximately 500 independent contractor registered representatives, approximately $7 billion in client assets and 66 full time employees at September 30, 2008. Investacorp’s national network of independent registered representatives primarily serves retail clients.
     Triad, headquartered in Norcross, Georgia, is an independent broker-dealer and investment advisor that offers a broad menu of products, services and total wealth management solutions to approximately 385 independent contractor registered representatives located nationwide. Triad had 41 full time employees and approximately $8 billion in client assets at September 30, 2008. Triad’s independent registered representatives primarily serve retail clients.
     Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board (“MSRB”) and is a member of the Securities Investor Protection Corporation (“SIPC”). Ladenburg is also subject to regulation by the Commodities Futures Trading Commission (“CFTC) and National Futures Association (“NFA”).
     Ladenburg is a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPACs). The revenues associated with these offerings have been an important contributor to our investment banking business since 2005. These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business “public.” In recent years, there has been a surge of activity in this segment of the market, although the number of new SPAC offerings, as well as the equity capital markets generally, have declined significantly during the first nine months of 2008. Unfavorable market conditions during 2008 have resulted in a decrease in the number of SPAC public offerings in which Ladenburg acted as either a lead or co-manager, from 16 offerings in the first nine months of 2007 to five offerings in the first nine months of 2008. Since 2005, Ladenburg has led or co-managed 40 SPAC offerings, raising approximately $8 billion, and we believe our professionals provide unique deal structures and a proprietary retail distribution network that adds value and validity to SPAC offerings. Compensation derived from these underwritings includes normal discounts and commissions, as well as deferred fees that will be payable to us only upon the SPAC’s completion of a business combination. Such fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the third quarter of 2008, Ladenburg received a deferred fee of $2,878 (included in investment banking revenues) and incurred commissions and related expenses of $1,295. During the first nine months of 2008, Ladenburg received deferred fees of $5,289 (included in investment banking revenues) and incurred commissions and related expenses of $2,145. As of September 30, 2008, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $38,800, which, net of expenses, amounted to approximately $22,955.
     We have two operating segments which correspond to our Ladenburg subsidiary and our independent brokerage and advisory services business conducted by our Investacorp and Triad subsidiaries.

Recent Developments
     Difficult Market Conditions
     During the quarter ended September 30, 2008, the U.S. and global economies continued to deteriorate and may now be in a recession, which could be long-term. We, like other companies in the financial services sector, are exposed to volatility and trends in the general securities markets and the economy. The market downturn and poor economic conditions have reduced overall investment banking and client activity levels. It is difficult to predict when conditions will change. Given difficult market and economic conditions, we have focused on reducing redundancies and unnecessary expense, including implementing headcount reductions. At the same time, however, we continue to seek to selectively upgrade our talent pool given the availability of experienced professionals.
     Sale of American Stock Exchange and Boston Stock Exchange Membership Interests
     At September 30, 2008, Ladenburg owned an AMEX membership. We valued this membership at a cost of $115, in accordance with industry practice. On October 1, 2008, NYSE Euronext acquired the American Stock Exchange. As a result of the transaction Ladenburg received 8,138 shares of NYSE Euronext stock valued at $328, resulting in a gain of $213, which will be recognized in the fourth quarter of 2008. Ladenburg may receive additional amounts from the sale of its AMEX membership if AMEX sells its headquarters building.
     Ladenburg also owned a Boston Stock Exchange membership. We valued this membership at a cost of $5, in accordance with industry practice. On August 29, 2008, the Nasdaq OMX Group, Inc. acquired the Boston Stock Exchange. As a result of the transaction, Ladenburg received a cash payment of $310, resulting in a gain of $305 for the third quarter of 2008.
     Triad Advisors Acquisition
     On August 13, 2008, we completed the Triad acquisition by way of merger. We believe that the Triad acquisition significantly expands our presence in the independent broker dealer area, one of the fastest growing segments of the financial services industry.
     All outstanding shares of Triad’s common stock were converted into an aggregate of $6,826 in cash (net of a post-closing adjustment of $674), 7,993,387 shares of our common stock subject to certain transfer restrictions valued at $10,427 and a $5,000 promissory note valued at $4,384 (the “Triad Note”). If Triad meets certain profit targets during the three-year period following completion of the merger, we will also pay to Triad’s former shareholders up to $7,500 in cash and up to 4,134,511 shares of common stock (“Additional Contingent Consideration”). The fair value of the 7,993,387 shares issued at closing was approximately $10,427 using a stock price of $1.30 per share (based on market prices at time of announcement adjusted for transfer restrictions). We also pledged the stock of Triad to Triad’s shareholders under a pledge agreement as security for the payment of the Triad Note. The Triad Note contains customary events of default, which if uncured, entitle the Triad Note holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Triad Note. We are entitled to setoff for indemnification claims against the Triad Note and any Additional Contingent Consideration.
     Punk, Ziegel Acquisition
     On May 2, 2008, Punk, Ziegel & Company, L.P., a specialty investment bank based in New York City, was merged into Ladenburg. As a result, Ladenburg offers Punk Ziegel’s full range of research, equity market making, corporate finance, retail brokerage and asset management services focused on high growth sectors within the healthcare technology, biotechnology, life sciences and financial services industries.

     Acquisition Strategy
     We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities, investment banking and investment advisory firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of a significant amount of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to consummate any such potential acquisitions on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.
     Option Grants
     On October 31, 2008, we granted ten-year stock options to purchase 600,000, 600,000, 600,000 and 300,000 shares of our common stock at an exercise price of $1.58 per share to Dr. Phillip Frost, Richard Lampen, Mark Zeitchick and Howard Lorber, respectively. Dr. Frost and Mr. Lorber serve as directors of our company and Messrs. Lampen and Zeitchick serve as executive officers and directors of our company. The exercise price was 25% in excess of the fair value ($1.26) of our common stock on the grant date, subject to earlier vesting upon the recipient’s death or disability or if we undergo a change of control.
Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the three months ended March 31, 2008. Please refer to those sections for disclosures regarding the critical accounting policies related to our business.
Results of Operations
     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp (since October 19, 2007), Triad (since August 13, 2008) and our other wholly-owned subsidiaries.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenue	$31,272	$10,452	$85,296	$44,899
Total expenses	36,273	12,665	96,501	46,060	(1)
Pre-tax loss	(5,001)	(2,213)	(11,205)	(1,161)
Net loss	(5,691)	(2,098)	(11,957)	(1,207	)(1)

EBITDA as adjusted	(1,802)	(194)	(1,384)	6,188
Add:
Interest income	45	45	189	128
Income tax benefit	—	115	—	—
Sale of exchange memberships	310	—	310	—
Less:
Interest expense	(1,118)	(16)	(3,474)	(287)
Income tax expense	(690)	—	(752)	(46)
Depreciation and amortization	(898)	(333)	(2,241)	(918)
Non-cash compensation	(1,538)	(1,715)	(4,605)	(4,439)
Loss on extinguishment of debt	—	—	—	(1,833)
Net loss	(5,691)	(2,098)	(11,957)	(1,207)

(1)	Includes $1,833 loss on extinguishment of debt.
     Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and debt extinguishment expense, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

     Third quarter 2008 EBITDA, as adjusted, was $(1,802), a decrease of $(1,608) over third quarter 2007 EBITDA, as adjusted, of $(194). EBITDA, as adjusted, for the nine months ended September 30, 2008, was $(1,384), a decrease of $(7,572) over EBITDA, as adjusted, of $6,188 for the 2007 comparable period. Decreases in EBITDA were primarily due to increased net loss, interest expense and depreciation and amortization expense.
     As a result of the Investacorp acquisition on October 19, 2007, we have two operating segments. For periods prior to October 19, 2007, we had only one segment. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad to its independent contractor registered representatives.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Revenues:
Ladenburg	$11,496	$34,099
Independent brokerage and advisory services	19,858	51,228
Corporate	(82)	(31)

Total revenues	$31,272	$85,296

Pre-tax income (loss):
Ladenburg	$(2,133)	$(3,645)
Independent brokerage and advisory services	(159)	553
Corporate	(2,709)	(8,113)

Total pre-tax loss	$(5,001)	$(11,205)

Three months ended September 30, 2008 versus three months ended September 30, 2007
     Our net loss for the quarter ended September 30, 2008 was $5,691 compared to net loss of $2,098 for the quarter ended September 30, 2007. The increase in net loss of $3,593 is due to decreases in principal transactions, and unrealized losses on NYSE Euronext shares, of $691 and $131, respectively, interest expense of $1,102 attributable to the Investacorp and Triad acquisitions, a net loss by Investacorp of $966 and a $893 increase in professional services, which were partially offset by net income from Triad of $92.
     Our total revenues for the three months ended September 30, 2008 increased $20,820, or 199%, from the 2007 period, primarily as a result of a $20,102 increase in commissions and fees, a $631 increase in investment banking, a $355 increase in interest and dividends and a $574 increase in other income, partially offset by a decrease in principal transactions of $691, and a $131 decrease in unrealized gain on our NYSE Euronext common stock holdings. Revenues for the 2008 period included $14,520 and $5,339 from Investacorp and Triad, respectively, which were not included in the corresponding 2007 period.
     Our total expenses increased $23,608, or 186%, from the 2007 period, primarily as a result of Investacorp and Triad operating expenses of $14,821 and $5,196, respectively (primarily commissions and fees expense of $11,400 and $3,725, respectively), which were not included in 2007. In addition, interest expense increased by $1,102 due to the increased debt outstanding in the 2008 period and compensation and benefits expense increased by $1,639 for the Ladenburg and Corporate segments.
     The $631 (18%) increase in investment banking revenue in the third quarter of 2008 primarily resulted from a deferred SPAC fee of $2,878, an increase in advisory, valuation and mergers and acquisitions fees of $650, offset by a decrease in the number of SPAC offerings in which Ladenburg acted as either a lead or co-manager, from one offering in the 2008 third quarter compared to two offerings in the 2007 comparable quarter, resulting in a decrease of $2,825 in fees related to public offerings.

     The $20,102 (400%) increase in commissions and fees revenue in the third quarter of 2008 is primarily attributable to the addition of Investacorp and Triad, which had $13,811 and $4,810 in commissions and fees, respectively, and the Punk Ziegel acquisition, which increased the number of employees in Ladenburg’s institutional sales and research departments.
     The $691 (843%) decrease in principal transactions revenue was primarily due to unrealized losses in securities received as fees in investment banking transactions.
     The $355 (57%) increase in interest and dividends is primarily attributable to the addition of Investacorp, which had $380 in interest and dividends.
     The $131 (655%) decrease in unrealized loss on NYSE Euronext common stock is attributable to the declining market price.
     The $574 (124%) increase in other income is attributed to the addition of Investacorp and Triad, which had $330 and $510 in 2008, respectively, in other income, partially offset by a decrease in transaction fee rebates of $72 and FINRA rebates of $70 in 2007.
     The $3,960 (55%) increase in compensation and benefits expense was primarily due to an increase in salaries, bonuses and employee benefits of $4,048, offset by an $88 decrease in producers’ compensation, which is directly correlated to revenue production. The increase in salaries, bonuses and benefits is due to an increase in the average headcount for salaried Ladenburg employees and an increase of $2,322 for Investacorp’s and Triad’s employees in the 2008 period.
     The $177 (10%) decrease in non-cash compensation expense is primarily due to increased employee compensation expense of $677 in the third quarter of 2008 attributable to option grants to employees and directors (including $539 to Investacorp employees), partially offset by a decrease of $854 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink which was amortized over 15 months beginning on October 18, 2006, the date of acquisition.
     The $708 (76%) increase in brokerage, communication and clearance fees expense is primarily attributable to increased institutional trading and Investacorp and Triad expense of $159 and $318, respectively.
     The $484 (112%) increase in rent and occupancy, net of sublease revenue, expense is primarily attributable to the relocation of two of Ladenburg’s Manhattan offices and a one-time additional expense in the third quarter 2008 of $154. In addition, Investacorp and Triad rent and occupancy expense of $99 and $56, respectively, was included in the third quarter of 2008. The increase was partially offset by a decrease in expense for Ladenburg’s former Manhattan offices of $71.
     The $893 (133%) increase in professional services expense during the 2008 period is primarily due to the increased acquisition and related expenses at corporate, the addition of Investacorp and Triad expense of $210 and $39, respectively, and other legal, audit and consulting fees for the 2008 period.
     The $1,102 (6,888%) increase in interest expense is a result of debt incurred in connection with the Investacorp and Triad acquisitions. An approximate $32,000 average balance was outstanding in the third quarter of 2008, as compared to no debt outstanding in the 2007 period.
     The $565 (170%) increase in depreciation and amortization expense is primarily due to Investacorp expense of $353, of which $343 is attributed to the amortization of intangible assets related to the Investacorp acquisition and Triad expense of $153, of which $143 is attributed the amortization of intangible assets related to the Triad acquisition.
     The $947 (71%) increase in other expense is primarily attributable to Investacorp and Triad expense of $204 and $431, respectively. The remaining increase of $306 is primarily attributable to the addition of Punk Ziegel employees and expenses related to the relocation of Ladenburg’s New York City offices.

     We had income tax expense of $690 for the three months ended September 30, 2008 as compared to income tax benefit of $115 for the three months ended September 30, 2007. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at September 30, 2008 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The Company’s current deferred income tax liabilities increased by approximately $633 during the three months ended September 30, 2008 as a result of goodwill amortization for tax purposes.
Nine months ended September 30, 2008 versus nine months ended September 30, 2007
     Our net loss for the nine months ended September 30, 2008 was $11,957 compared to net loss of $1,207 for the nine months ended September 30, 2007. The increase in net loss of $10,750 is attributed to the decrease in investment banking transactions of $11,627, primarily SPAC offerings, a $1,391 increase in professional services expense, an increase in interest expense of $3,187 from debt attributable to the Investacorp acquisition and a net loss by Investacorp of $342, which was partially offset by net income from Triad of $92. The net income for the 2007 period includes a $1,833 loss on extinguishment of debt.
     Our total revenues for the nine months ended September 30, 2008 increased $40,397, or 90%, from the 2007 period, primarily as a result of increased commissions and fees of $49,928, an increase in interest and dividends of $1,060, a $1,762 increase in other income, partially offset by a decrease in investment banking of $11,627 and a decrease in principal transactions of $640. The 2008 revenues included $45,890 of revenue from Investacorp and $5,339 from Triad, which were not included in 2007.
     Excluding a loss on extinguishment of debt of $1,833 in 2007, our total expenses increased $52,274, or 118%, from the 2007 period, primarily as a result of expenses attributable to Investacorp and Triad operations of $45,479 and $5,196, respectively (primarily commissions and fees expense of $35,511 and $3,725, respectively), which were not included in 2007. Interest expense also increased by $3,187 due to increased debt outstanding in the 2008 period.
     The $11,627 (46%) decrease in investment banking revenue was primarily due to unfavorable market conditions and a decrease in the number of SPAC offerings in which Ladenburg acted as either a lead or co-manager. Ladenburg lead or co-managed five offerings in the 2008 period compared to 16 offerings in the 2007 period. The decrease related to new SPAC offerings was $16,877 and was partially offset by deferred revenues realized from successful SPAC business combinations of $5,289.
     The $49,928 (340%) increase in commissions and fees revenue in the 2008 period is primarily attributable to the addition of Investacorp and Triad, which earned $43,175 and $4,810, respectively, in commissions and fees.
     The $640 (340%) decrease in principal transactions revenue was primarily due to unrealized gains, partially offset by realized losses, in securities received as underwriting consideration.
     The $1,060 (55%) increase in interest and dividends is primarily attributable to the addition of Investacorp, which had $1,157 in interest and dividends.
     The $164 (309%) decrease in unrealized loss on NYSE Euronext common stock is attributable to declining market prices.
     The $1,762 (187%) increase in other income is primarily due to the addition of Investacorp and Triad, which had $1,558 and $510, respectively, in other income, partially offset by a decrease in transaction fee rebates of $205.
     The $3,521 (13%) increase in compensation and benefits expense was the result of an increase in salaries, bonuses and employee benefits of $8,686 offset by a $5,165 decrease in producers’ compensation, which is directly correlated to revenue production. The increase in salaries, bonuses and benefits is due to an increase in the average headcount for salaried Ladenburg employees and an increase of $5,553 for Investacorp’s and Triad’s employees in the 2008 period.
     The $166 (4%) increase in non-cash compensation expense is primarily due to increased compensation expense of $2,564 attributable to option grants to employees, directors and consultants (including $3,022 to Investacorp employees), partially offset by a decrease of $2,309 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink which was amortized over 15 months beginning on October 18, 2006, the date of acquisition, and a decrease of $90 for the amortization of unearned compensation from stock issued to employees in 2005 at below market prices.

     The $1,081 (39%) increase in brokerage, communication and clearance fees expense is primarily attributable to increased institutional trading and the addition of Investacorp and Triad expense of $468 and $318, respectively.
     The $1,391 (52%) increase in professional services expense during the 2008 period is primarily due to increased acquisition related expenses, the addition of Investacorp and Triad expense of $541 and $39, respectively, and other legal, audit and consulting fees in 2008.
     The $3,187 (1,110%) increase in interest expense is a result of debt incurred in connection with the Investacorp acquisition. An approximate $35,000 average balance was outstanding for the 2008 period, as compared with an average debt outstanding of $3,000 for the 2007 period.
     The $1,323 (144%) increase in depreciation and amortization expense is primarily due to Investacorp and Triad expense of $1,055 and $153, respectively, of which $1,028 and $143, respectively, is attributed to the amortization of intangible assets related to the acquisitions.
     The $1,581 (42%) increase in other expense is primarily attributable to Investacorp and Triad expense of $911 and $431, respectively. The remaining increase of $239 is attributable to the acquisition of Punk Ziegel and expenses related to the relocation of Ladenburg’s New York City offices
     We had income tax expense of $752 for 2008 as compared to income tax expense of $46 for 2007. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at September 30, 2008 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The Company’s current deferred income tax liabilities increased by approximately $633 during the nine months ended September 30, 2008 as a result of goodwill amortization for tax purposes.
Liquidity and Capital Resources
     Approximately 34% and 56% of our total assets at September 30, 2008 and December 31, 2007, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading and investment banking activity. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Ladenburg is also subject to the net capital rules of the CFTC. Therefore, Ladenburg, Investacorp and Triad are subject to certain restrictions on their use of capital and their related liquidity. At September 30, 2008, Ladenburg’s regulatory net capital of $11,597 exceeded minimum capital requirements of $500 by $11,097. At September 30, 2008, Investacorp’s regulatory net capital of $3,373 exceeded minimum capital requirements of $308 by $3,065. At September 30, 2008, Triad’s regulatory net capital of $1,647 exceeded minimum capital requirements of $250 by $1,397. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies, and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg, Investacorp and Triad that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.
     Investacorp also is contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the lesser of the then outstanding principal balance of the note issued to Investacorp’s former principal shareholder and $5,000. At September 30, 2008, the outstanding principal balance of this note was $10,611.

     Each of Ladenburg, Investacorp and Triad, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing brokers. Any short securities positions maintained by our subsidiaries expose them to future off-balance-sheet market risk, since their ultimate obligation may exceed the amount recognized in the financial statements.
     Our primary sources of liquidity include our cash flow from operations, the sale of our securities and other financing activities, which include borrowings under our $30,000 revolving credit agreement. As of September 30, 2008, we have repaid $12,000 of the $30,000 of outstanding borrowings under the revolving credit agreement. At September 30, 2008, $18,000 was outstanding under the revolving credit agreement. We may repay or reborrow outstanding amounts at any time prior to the maturity date of October 19, 2012, without penalty.
     Net cash flows provided by operating activities for the nine months ended September 30, 2008 was $24,739 as compared to net cash flows provided by operating activities of $707 for the nine months ended September 30, 2007. The increase in net cash provided by operating activities was primarily due to a decrease in receivables from clearing brokers of $18,698 in 2008 compared to an increase of $931 in 2007, a decrease in receivables from other broker-dealers of $12,444 in 2008 compared to a decrease of $668 in 2007, partially offset by adjusted net loss of $3,216 for the nine months ended September 30, 2008 compared to adjusted net income of $6,352 for the nine months ended September 30, 2007 and a decrease in accounts payable and accrued liabilities of $1,283 for the nine months ended September 30, 2008, compared to a decrease of $2,607 in 2007.
     Net cash flows used in investing activities amounted to $9,121 for the nine months ended September 30, 2008 compared to net cash flows provided by investing activities of $688 in 2007. These investing activities relate principally to the activity in restricted assets, the Punk Ziegel and Triad acquisitions, leasehold improvements and enhancements to computer equipment.
     Net cash flows used in financing activities amounted to $15,879 for the nine months ended September 30, 2008 compared to cash flows used in financing activities of $389 in 2007. This decrease was primarily due to the partial repayment of notes payable in the amount of $15,603, our repurchase of our common stock for $1,012 in 2008 compared to $483 in 2007, an increase in the issuance of common stock under stock plans to $736 in 2008 as compared to $1,216 in 2007 and $1,122 used to pay withholding taxes related to the exercise of options in 2007.
     In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted. From inception through September 30, 2008, 867,022 shares have been repurchased under the program for $1,624. We did not repurchase any shares under this program in the third quarter of 2008.
Off-Balance-Sheet Risk and Concentration of Credit Risk
     Our three principal broker-dealer subsidiaries, Ladenburg, Investacorp and Triad, do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing brokers, which maintain the customers’ accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as each of Ladenburg, Investacorp and Triad has agreed to indemnify their clearing brokers for any resulting losses. Each of Ladenburg, Investacorp and Triad continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

     The clearing operations for Ladenburg, Investacorp and Triad’s securities transactions are primarily provided by one clearing broker, a large financial institution. At September 30, 2008 and December 31, 2007, substantially all of the securities owned and the amounts due from clearing brokers reflected in our condensed consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. We are subject to credit risk should this clearing broker become unable to fulfill its obligations.
     In the normal course of business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments include financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of September 30, 2008 and December 31, 2007, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, each of Ladenburg and Triad sold securities that it did not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in our statements of financial condition at market values of the related securities, and Ladenburg and Triad will incur a loss if the market value of the securities increases after September 30, 2008. See Note 4 to our unaudited condensed consolidated financial statements for further information.
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
     We maintain inventories of trading securities. At September 30, 2008, the fair market value of our inventories was $6,829 in long positions and $378 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2008 will have a material adverse effect on our consolidated financial position or results of operations.
Recently Issued Accounting Principles
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. This statement expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This statement requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008.

     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We do not believe the adoption of FSP FAS 142-3 will have a material effect on our condensed consolidated financial statements.
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No.162 to have a material effect on our condensed consolidated financial statements.
Special Note Regarding Forward-Looking Statements
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and in this report important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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
Item 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     See Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.
Item 1A. RISK FACTORS
     Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
     Recent unprecedented conditions in the global capital markets, including record volatility and lack of liquidity, adversely affect our investment banking activities, client activity and ability to retain and attract new clients and assets under management, which negatively impacts our financial condition and results of operations.
     The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months, and market turbulence reached unprecedented levels during the third quarter of 2008. Loss of investor confidence in the financial system resulted in an historically unprecedented lack of liquidity and a sharp decline in asset values. These factors contributed to recessionary economic conditions globally. We can neither control nor predict global market conditions. If these conditions continue, they may continue to reduce our revenues and may continue to slow or reduce the growth of our business. In particular, current market conditions adversely impact our investment banking business, our clients’ investment activity and our ability to retain and attract new clients and assets under management. Additionally, the current environment may increase the possibility that clients pursue lawsuits and arbitration actions.
     Our business may be adversely affected by regulatory changes enacted in response to the current economic situation.
     Legislative and regulatory authorities are evaluating the current regulatory oversight over financial industry participants in response to the current financial crisis. New laws, regulations or increased regulatory oversight may adversely affect our financial condition, prospects or results of operations by increasing compliance costs, among other things.
Item 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of July 9, 2008, by and among Ladenburg Thalmann Financial Services Inc., Triple Acquisition Inc., Triad Advisors, Inc. and the shareholders of Triad Advisors, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, dated July 9, 2008 and filed with the SEC on July 10, 2008)

4.1	Non-Negotiable Promissory Note, dated as of August 13, 2008, made by Ladenburg Thalmann Financial Services Inc. in favor of Mark C. Mettelman and Robert W. Bruderman, as representatives of the shareholders of Triad Advisors, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, dated August 13, 2008 and filed with the SEC on August 14, 2008)

4.2	Pledge Agreement, dated as of August 13, 2008, by and between Ladenburg Thalmann Financial Services Inc. and Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K dated August 13, 2008 and filed with the SEC on August 14, 2008)

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: November 10, 2008	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)