Form 10-K
period 2008-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2009-03-16
CIK 1029730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
Commission File Number 1-15799

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0701248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4400 Biscayne Boulevard, 12th Floor Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

(212) 409-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $.0001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE Amex on that date) held by non-affiliates of the registrant was approximately $133,124,925.

As of March 11, 2009, there were 171,715,854 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

PART I

ITEM 1.	BUSINESS.

General

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp, Inc. (collectively with related companies, “Investacorp”) and Triad Advisors, Inc. (“Triad”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

Investacorp, headquartered in Miami Lakes, Florida, is an independent broker-dealer and registered investment advisor that has been serving the independent registered representative community since 1978. Investacorp’s national network of independent registered representatives primarily serves retail clients. We acquired Investacorp in October 2007.

Triad, headquartered in Norcross, Georgia, is an independent broker-dealer and registered investment advisor that offers a broad menu of products, services and total wealth management solutions to independent contractor registered representatives located nationwide. Triad’s independent registered representatives primarily serve retail clients. In August 2008, we acquired Triad, which was founded in 1998.

Through our acquisitions of Investacorp and Triad, we have become a significant presence in the independent broker-dealer space. During the past decade, this has been one of the fastest growing segments of the financial services industry. With combined pro forma revenues of approximately $122 million for 2008 for Investacorp and Triad, we have become one of the approximately 25 largest firms in the independent broker-dealer space. We believe that, as a result of the current market turmoil, we have the opportunity through acquisition and recruiting to significantly expand our market position in this segment over the next several years. Our goal remains as a public financial services company to marry the more recurring and predictible revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. These Ladenburg businesses are generally more volatile and subject to the cycles of the capital markets, but historically have enjoyed strong operating margins in good market conditions.

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

Ladenburg’s private client services and institutional sales departments serve approximately 12,000 accounts nationwide and its asset management area provides investment management services to numerous individuals and institutions. At December 31, 2008, Investacorp’s 500 registered representatives served approximately 172,000 accounts nationwide and Investacorp had more than $6.1 billion in client assets. Triad’s 400 registered representatives served approximately 123,000 accounts nationwide and had more than $9.0 billion in client assets at December 31, 2008.

We were incorporated under the laws of the State of Florida in February 1996. Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137. Our telephone number is (212) 409-2000. Ladenburg’s principal executive offices are located at 520 Madison Avenue, New York, New York 10022. Ladenburg has branch offices located in Melville, New York, Miami and Boca Raton, Florida, Lincolnshire, Illinois, Los Angeles, California and Princeton, New Jersey. Investacorp’s principal executive offices are located at 15450 New Barn Road, Miami Lakes, Florida 33014. Investacorp’s independent registered representatives are located in approximately 326 offices in 41 states. Triad’s principal executive offices are located at 5185 Peachtree Parkway, Suite 280, Norcross, GA 30092. Triad’s independent registered representatives are located in approximately 233 offices in 42 states.

Available Information

Our corporate filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on Ladenburg’s website, www.ladenburg.com, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. We do not intend for information contained in our website, or those of our subsidiaries, to be a part of this annual report on Form 10-K. In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. We will provide to any person, without charge, a copy of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Ladenburg Thalmann Financial Services Inc., 4400 Biscayne Blvd., 12th Floor, Miami, FL 33137, Attn: Corporate Counsel.

Caution Concerning Forward-Looking Statements and Risk Factors

This annual report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations or beliefs and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in this report due to changes in economic, business, competitive, strategic and/or regulatory factors, and other factors affecting the operation of our businesses. For more detailed information about these factors, and risk factors about our operations, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Special Note Regarding Forward-Looking Statements” below. We are not required (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Recent Developments

Difficult Market Conditions

During 2008 and continuing in the first quarter of 2009, the U.S. and global economies have deteriorated into a recession, which could be long-term. We, like other companies in the financial services sector, are exposed to volatility and trends in the general securities markets and the economy. The significant market downturn and poor economic conditions have reduced significantly investment banking, capital markets and retail and institutional client activity levels. It is difficult to predict when conditions will change. Given the difficult market and economic conditions, we have focused on reducing redundancies and unnecessary expense, including implementing headcount reductions. However, we also continue to seek to selectively upgrade our talent pool given the availability of experienced professionals.

Sale of American Stock Exchange and Boston Stock Exchange Membership Interests

On October 1, 2008, NYSE Euronext acquired the American Stock Exchange. In exchange for its American Stock Exchange membership, Ladenburg received 8,138 shares of NYSE Euronext stock valued at $328,000 resulting in a $214,000 gain in the fourth quarter of 2008. Ladenburg may receive additional amounts from the sale of this membership if NYSE Euronext sells the former American Stock Exchange headquarters building.

Ladenburg also owned a Boston Stock Exchange membership. On August 29, 2008, the Nasdaq OMX Group, Inc. acquired the Boston Stock Exchange. Ladenburg received a cash payment of $310,000 for its interest, resulting in a gain of $305,000 in the third quarter of 2008.

Triad Advisors Acquisition

On August 13, 2008, we acquired Triad by way of merger. We believe that the Triad acquisition significantly expands our presence in the independent broker-dealer area.

All outstanding shares of Triad’s common stock were converted into an aggregate of $6,826,000 in cash (net of a post-closing adjustment of $674,000), 7,993,387 shares of our common stock subject to certain transfer restrictions valued at $10,427,000 and a $5,000,000 promissory note (the “Triad Note”) valued at $4,384,000. If Triad meets certain cumulative profit targets during the three-year period following completion of the merger, we will also pay to Triad’s former shareholders up to $7,500,000 in cash and up to 4,134,511 shares of common stock (“Additional Contingent Consideration”). We also pledged the stock of Triad to Triad’s shareholders under a pledge agreement as security for the payment of the Triad Note. The Triad Note contains customary events of default, which if uncured, entitle the Triad Note holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Triad Note. We are entitled to setoff for indemnification claims against the Triad Note and any Additional Contingent Consideration.

Punk, Ziegel Acquisition

On May 2, 2008, Punk, Ziegel & Company, L.P., a specialty investment bank based in New York City, was merged into Ladenburg. As a result, Ladenburg offers Punk Ziegel’s full range of research, equity market making, corporate finance, retail brokerage and asset management services focused on high growth sectors within the healthcare, healthcare technology, biotechnology and life sciences industries.

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash or debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to complete any such potential acquisitions on acceptable terms or at all or, if we do, that any acquired business will be profitable. Also we may not be able to integrate successfully acquired businesses into our existing business and operations.

Business Segments

Effective as of October 19, 2007 (the date we acquired Investacorp), we have two operating segments which correspond to our Ladenburg subsidiary and our independent brokerage and advisory services business conducted by Investacorp and Triad. Financial and other information by segment for the years ended December 31, 2008 and 2007 is set forth in Note 18 to our consolidated financial statements.

Ladenburg

Ladenburg’s principal business areas are: investment banking, retail and institutional brokerage, equity research, asset management and investing activities.

Investment Banking Activities

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees. Underwriting revenues arise from securities offerings in which Ladenburg acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Revenues generated from the investment banking activities of Ladenburg represented 12%, 58%, and 40% of our total revenues in 2008, 2007 and 2006, respectively. Our investment banking professionals maintain relationships with businesses, private equity firms, and other financial institutions, as well as high net worth individuals. Our bankers provide them with extensive corporate finance and investment banking services. At March 11, 2009, we had approximately 20 professionals in Ladenburg’s investment banking group, located in Miami, Florida and New York, New York.

In addition to general investment banking and corporate finance consulting services, Ladenburg provides the following services:

Underwriting of public equity and debt offerings, including SPAC underwritings.  Ladenburg has been active as lead and co-managing underwriter, general underwriter and/or a selling group member in numerous public equity transactions.

We are a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPACs). The revenues associated with these offerings have been an important contributor to our investment banking business since 2006. These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business “public.” In recent years, there has been a surge of activity in this segment of the market, although the number of new SPAC offerings, as well as the equity capital markets generally, declined significantly during 2008. Since 2006, Ladenburg had lead or co-managed 40 SPAC offerings raising approximately $8 billion, and our professionals provide unique deal structures and a proprietary retail distribution network that adds value and validity to the offering. Compensation derived from these underwritings includes normal discounts and commissions as well as deferred fees that will be payable to us only upon the SPAC’s completion of a business combination. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are completed during such time period. SPACs are experiencing significant difficulty in recent periods in obtaining shareholder approval of business combination transactions because, among other things, many of their shareholders hold common stock trading at a discount to the cash amount per share held in trust. During 2008, Ladenburg received deferred fees of $5,300,000 (included in investment banking revenues) and incurred commissions and related expenses of $2,100,000. As of December 31, 2008, we had unrecorded potential deferred fees for our SPAC-related transactions of approximately $36,250,000, which, net of commissions and related expenses, amounted to approximately $21,400,000.

Private placement of debt and equity, including PIPES and registered direct offerings.  Ladenburg has extensive experience in both the equity and debt capital markets and has developed relationships with private equity firms, mezzanine, senior debt and other institutional financing sources. Ladenburg undertakes a process-oriented approach to targeting institutional sources. When applicable, Ladenburg also works with its clients to target other types of investors, including strategic parties with whom a synergistic relationship might be formed.

Ladenburg has expanded its private placement activities to include PIPE (private investment in public equity) and registered direct offering transactions and has added additional personnel dedicated to this practice area. Ladenburg intends to use its relationships with both public companies seeking to engage in PIPE and registered direct transactions, as well as hedge funds and other institutional investors. We believe there is a significant opportunity for continued growth in this area given issuers’ continuing desire to identify and pursue faster and less costly financing alternatives to traditional follow-on public offerings and institutional investors’ continuing interest in participating in these financing transactions.

Merger, acquisition, and divestiture advisory services.  Ladenburg reviews a merger or acquisition client’s individual situation and specific needs and then provides that client with targeted services to better suit the client. Ladenburg also acts as a financial advisor and assists its clients with merger and acquisition services in a variety of scenarios. Ladenburg is a member of M&A International Inc., the world’s largest M&A alliance, with 40 members that focus primarily on mid-market acquisitions that have offices in 37 countries.

Rendering fairness and solvency opinions.  Ladenburg has developed a proven expertise in the fairness and solvency opinion market, including rendering fairness opinions for SPACs in connection with business combinations.

Fairness and solvency opinions are often necessary or requested in a variety of situations, including mergers, acquisitions, restructurings, financings and privatizations. Given recent regulations and growing concerns regarding potential conflicts of interest between a company and its shareholders, a fairness opinion serves to mitigate possible risks and associated litigation. A fairness opinion from a qualified financial advisor is one of the most effective risk management tools available to assure sound business judgment has been exercised in varying types of corporate transactions.

Ladenburg provides both fairness and solvency opinions and analyses to boards of directors, independent committees of boards of directors and shareholders. The firm also provides objective advice on the valuation of businesses and securities in connection with mergers, acquisitions, leveraged buyouts and restructurings, going-private transactions and certain other market activities.

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

Financial valuations.  The value of a business can become a matter of concern in a variety of transactions, including but not limited to, sale or purchase transactions, recapitalizations, tax planning and accounting compliance. Ladenburg has extensive valuation expertise. Ladenburg’s professionals are well qualified to determine the value of private companies, closely-held business interests, limited partnership interests, intellectual property and other intangible assets and corporate securities with marketability concerns.

Retail and Institutional Brokerage Business

Historically, Ladenburg’s retail and institutional brokerage business generated a significant percentage of our revenues. This is no longer true due to the growth of our independent brokerage and advisory services. Ladenburg’s private client services and institutional sales departments currently serve a total of approximately 12,000 accounts nationwide. Ladenburg charges commissions to its individual and institutional clients for executing securities trading orders.

Our sales and trading operation distributes our equity research product and communicates our proprietary investment recommendations to our growing base of institutional investors. Also, our sales and trading staff executes equity trades on behalf of our clients and sells the securities of companies for which we act as an underwriter.

We have established a broad institutional client base through a consistent focus on the investment and trading objectives of our clients. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to institutional clients nationwide.

We believe that our sales and trading clients turn to us for timely, differentiated investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other investment banks without our middle-market emphasis. In recent years, many investment banks have reduced equity research coverage and market making activities for companies with market capitalizations below certain thresholds. However, we continue to commit research and sales and trading resources to smaller-capitalization companies with the belief that institutional investors will value such specialized knowledge and service.

Our sales and trading personnel are also central to our ability to market equity offerings and provide after-market support. Our equity capital markets group manages the syndication, marketing, execution and distribution of equity offerings. Our syndicate activities include managing the marketing and order-taking process for underwritten transactions and conducting after-market stabilization and initial market making. Our syndicate staff is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks.

Research Services

Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department specializes in small- to mid-cap companies in the power and electric utilities, exploration and production, oil services, healthcare, healthcare technology and on a special situations basis and may expand to additional sectors in the future. Ladenburg recently initiated research coverage on numerous Florida-based companies and intends to increase its coverage in this geographic area. Research is provided on a fee basis to certain institutional accounts.

Our research department:

•	reviews and analyzes general market conditions and other industry groups;

•	issues written reports on companies, with recommendations on specific actions to buy, sell or hold; or hold;

•	furnishes information to retail and institutional customers; and

•	responds to inquires from customers and account executives.

Asset Management

Ladenburg Thalmann Asset Management

Ladenburg Thalmann Asset Management Inc. (“LTAM”) is a registered investment advisor and sister company to Ladenburg. LTAM offers various asset management products utilized by Ladenburg clients as well as clients of Investacorp and Triad’s financial advisors.

Ladenburg Asset Management Program

The Ladenburg Asset Management Program (“LAMP”) provides centralized management of mutual fund and exchange-traded fund portfolios based on asset allocation models. Features of the program include active rebalancing at the asset class and security level, minimum account balance, risk analysis, customized investment policy statements and comprehensive performance reporting. The LAMP program is available to financial advisors of each of our broker-dealers.

Investment Consulting Services

LTAM’s Investor Consulting Services (“ICS”) provides clients with access to professional money managers usually only available to large institutions, across the spectrum of major asset classes. Whether the client requires a complete asset allocation strategy or an investment manager for a single asset class, each of our managers has been thoroughly examined for inclusion in the ICS program. Once a manager has been added to the platform, they are regularly reviewed in order to ensure that they represent a suitable solution.

Private Investment Management

The Private Investment Management program allows internal managers to provide portfolio services to clients on a discretionary basis with specific styles of investing for an annual asset-based fee. The Private Investment Management Program Accredited (“PIMA”) is offered for accredited investors. The internal PIMA managers manage certain accounts using the same investment strategy used to manage LTAM’s private funds and other investment strategies involving short-selling and use of leverage. In addition to an annual asset-based fee, certain customers also are charged an incentive fee, if earned, at the end of each calendar year.

Retirement Plan Sponsor Services

LTAM provides investment consulting services to sponsors of retirement plans, such as 401(k) plans. These services include: identifying mutual funds for the plan sponsor’s review and final selection based on the selection criteria stated in the plan’s investment policy statement; assisting in the planning and coordination of, and participating in, enrollment and communication meetings; and providing to the plan sponsor a detailed quarterly performance report for the purpose of meeting the plan fiduciary’s obligation to monitor plan assets. Certain plan participants also may engage LTAM to manage their plan assets on a discretionary basis.

Alternative Investments

LTAM provides high net worth clients and institutional investors the opportunity to invest in proprietary and third party alternative investments. These include, but are not limited to, hedge funds, funds of funds, private equity, venture capital and real estate.

Ladenburg Architect Program

LTAM provides its customers the Ladenburg Architect Program as a non-discretionary, fee-based, advisory account that allows them to maintain control over the management of the account and choose from a diverse group of securities. The program features quarterly performance monitoring, check writing, a debit card and online account access.

Third Party Advisory Services

Together with its affiliates, LTAM may also provide advisory services, ranging from proprietary investment solutions to access to professional money managers for the clients of Triad and Investacorp Advisory Services, Inc. (“IAS”), Investacorp’s registered investment advisor.

Investment Activities

Ladenburg may from time to time seek to realize investment gains by purchasing, selling and holding securities for its own account on a daily basis. Ladenburg may also from time to time engage for its own account in the arbitrage of securities. We are required to commit the capital necessary for use in these investment activities. The amount of capital committed at any particular time will vary according to market, economic and financial factors, including the other aspects of our business. Additionally, in connection with investment banking activities, Ladenburg regularly receives shares or warrants that entitle it to purchase securities of the corporate issuers for which it raises capital or provides advisory services.

Independent Brokerage and Advisory Services

Overview

Investacorp and Triad are independent broker-dealers, whose non-employee registered representatives offer securities brokerage services to their clients and may emphasize packaged products such as mutual funds and variable annuities. We believe that the financial services industry is witnessing an increase in the number of independent broker-dealer representatives and registered investment advisors as registered representatives are leaving large national firms to become independent registered representatives. These independent registered representatives need client and back office support services and access to technology and typically become affiliated with an independent broker-dealer. We expect this trend to continue and possibly accelerate in the future.

A registered representative who becomes affiliated with Investacorp or Triad establishes his or her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies); although all of that branch’s revenues from securities brokerage transactions accrue to Investacorp or Triad. Because an independent registered representative bears the responsibility for these expenses, the registered representative receives a significant percentage of the commissions they generate, typically at least 80%. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of sales force costs, including providing employee benefits, office space, sales assistants, telephone service and supplies. The independent brokerage model permits Investacorp and Triad to expand their respective base of revenue and retail distribution network of investment products without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Investacorp’s and Triad’s registered representatives must possess a sufficient level of business experience to enable the individual to independently operate his or her own office. Insurance agents, financial planners, accountants and other financial professionals, who already provide financial services to their clients, often affiliate with independent broker-dealers. These professionals then offer financial products and services to their clients through Investacorp and Triad and earn commissions and fees for these transactions and services. Investacorp’s and Triad’s registered representatives have the ability to structure their own practices and to specialize in different areas of the securities business, subject to Investacorp’s and Triad’s supervisory procedures as well as compliance with all applicable regulatory requirements.

Many of Investacorp’s and Triad’s financial advisors provide financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions may be effected through Investacorp or Triad, for which Investacorp or Triad earns either a commission or a fee. Representatives may be permitted to conduct other approved businesses unrelated to their Investacorp or Triad activities such as offering fixed insurance products, accounting, estate planning and tax services, among others.

Each representative is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities business in which he or she engages, and to register in the various states in which he/she has customers. Each of Investacorp and Triad is ultimately responsible for supervising all of its registered representatives wherever they are located. We can incur substantial liability from improper actions of any of Investacorp’s or Triad’s registered representatives.

Many of Investacorp’s and Triad’s financial advisors are also authorized agents of insurance companies. Investacorp and Triad process insurance business through subsidiaries or sister companies which are licensed insurance brokers, as well as through other licensed insurance brokers. We do not act as an insurance company and therefore retain no insurance risk related to insurance and annuity products.

Investacorp and Triad financial advisors also may provide consultation and financial planning services including: estate planning, retirement and financial goal planning, educational funding, asset allocation and insurance needs analysis, as well as general analysis and planning. These financial advisors may prepare a written financial plan based upon the client’s stated goals, needs and investment profile.

Strategy for our Independent Brokerage and Advisory Services Business

Investacorp and Triad are focused on increasing their networks of registered representatives, revenues and client assets as described below.

•	Recruit experienced financial professionals. Each of Investacorp and Triad actively recruits experienced financial professionals. These efforts are supported by advertising, targeted direct mail and inbound and outbound telemarketing. Although Investacorp and Triad will continue to attempt to recruit those financial advisors who sell primarily annuities, insurance and mutual funds, it also intends to pursue financial advisors who focus on the sale of different types of securities, namely equities and fixed income products.

•	Provide technological solutions to employees and independent representatives. We believe that it is imperative that Investacorp and Triad continue to possess state-of-the-art technology so that their employees and independent registered representatives can effectively transact, facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing our commitment to provide a highly capable technology platform to process business, Investacorp and Triad believe that they can achieve economies of scale and potentially reduce the need to hire additional personnel.

•	Build recurring revenue. We have recognized the trend toward increased investment advisory business and each of Investacorp and Triad is focused on building its fee based investment advisory business, which may be better for certain clients. While these fees generate substantially lower first year revenue than most commission products, the recurring nature of these fees provides a platform for accelerating future revenue growth.

•	Acquire other independent brokerage firms. We may also pursue the acquisition of other independent brokerage firms. The ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms. There can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than anticipated.

•	Assist registered representatives to increase their sales. Investacorp and Triad are aligned with their registered representatives in seeking to increase their sales and improve productivity. Investacorp and Triad undertake initiatives to assist their registered representatives with client recruitment, training, compliance and product support. Investacorp and Triad also focus on improving back-office support to allow representatives more time to focus on serving their clients, rather than administrative burdens.

Investacorp

Investacorp supports approximately 500 independent contractor registered representatives in providing products and services to their clients in approximately 326 branch offices located in 41 states. Approximately one-quarter of the registered representatives are located in Florida. A significant number of Investacorp’s registered representatives also are located in New York. The number of registered representatives in these offices ranges from one to 15. Revenues generated from Investacorp’s business represented 48% of our total revenues in 2008.

Triad

Triad supports approximately 400 independent contractor registered representatives in providing products and services to their clients in approximately 233 branch offices located in 42 states. Approximately 15% of the registered representatives are located in Georgia. A significant number of Triad’s registered representatives also are located in Michigan. The number of registered representatives in these offices ranges from one to seven. Revenues generated from the business of Triad, acquired in August 2008, represented 18% of our total revenues in 2008.

Investacorp’s and Triad’s Brokerage Business

Each of Investacorp and Triad provides full support services to each of its registered representatives, including: access to stock and options execution; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

While an increasing number of clients are electing asset-based fee platforms rather than the traditional commission schedule, in most cases Investacorp and Triad charge commissions on variable annuity, mutual fund, equity and fixed income transactions. Investacorp and Triad primarily derive revenue from commissions from the sale of variable annuity products and mutual funds by their independent registered representatives. Investacorp and Triad continue to focus on growing asset-based fee platforms.

Investacorp’s Asset Management Business

Advisor Managed Accounts

IAS offers five account structures for advisor managed accounts, based on National Financial Services LLC (“NFS”) technologies, allowing its advisors and their clients to determine the best structure for their needs. These accounts consist of:

•	Architect — a complete “WRAP” account with a $50,000 minimum; no transaction costs for mutual fund, equity, fixed income or ETF trades.

•	Structure — a fee-based account with a $25,000 minimum; allowing transactions in mutual funds, equities, fixed income or ETFs with transaction costs.

•	Choice — a fee-based account with a $25,000 minimum; allowing transactions in mutual funds and ETFs with transaction costs.

•	Edge — a lower cost alternative fee-based account with a $25,000 minimum; allowing transactions in non-transaction fee mutual funds with no transaction costs.

•	Managed Account Solutions — a fee-based account allowing transactions in mutual funds, equities, fixed income and ETFs with transaction costs which leverages NFS’ direct technology.

IAS currently offers other account structures for advisor managed accounts, based on the technologies of each of its three clearing firms, allowing its advisors and their clients to determine the best structure for their needs across multiple clearing options. The accounts in this series are titled Target. The services may include advisory, administrative and processing functions.

Third Party Programs

For advisors who prefer not to act as portfolio manager, IAS offers third party management options. These options employ managers who select diversified, fee-based asset management investment portfolios based on a client’s needs. The types of portfolios may include separately managed portfolios, multi-managed accounts, and mutual fund model portfolios. These portfolios may also include portfolio analytics, performance reporting and position-specific reporting.

Triad’s Asset Management Business

Advisor Managed Accounts

Triad offers four account structures for advisor managed accounts allowing its advisors and their clients to determine the best structure for their needs. These accounts consist of:

•	Summit — a mutual fund “wrap” account with a $50,000 minimum; no transaction costs for mutual fund transactions.

•	Pinnacle — a complete “wrap” account with a $150,000 minimum; no transaction costs for mutual fund, equity, ETF or fixed income trades.

•	Apex — no account minimum; discounted transaction costs.

•	Crown — no account minimum; $20 annual fee; discounted transaction costs.

Third Party Managed Accounts

For advisors that prefer not to act as portfolio manager, Triad offers the following third party management options:

•	Privately managed accounts — provides broad selection of managers to select and consultation with Triad regarding appropriate options.

•	Odyssey — designed for “mid-net-worth” accounts; provides diversified, fee based asset management solution providing portfolio analytics.

•	Managed Account Solutions — provides a turnkey asset management platform offering fee-based asset management through separate managed accounts, multi-managed accounts and mutual fund model portfolios; includes analytics and performance and position-specific reporting.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our broker-dealer subsidiaries do not hold funds or securities for their customers. Instead, Ladenburg and Triad use the services of NFS, and Investacorp uses the services of NFS, J.P. Morgan Clearing Corp. and Ridge Clearing and Outsourcing Solutions, Inc. as their clearing agents on a fully disclosed basis. The clearing agents process all securities transactions and maintain customer accounts on a fee basis. SIPC coverage protects client accounts up to $500,000 per customer, including up to $100,000 for cash. Our clearing agents (except for J.P. Morgan Clearing Corp.) also maintain excess securities bonds, “Excess SIPC”, providing additional protection. Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for Ladenburg’s, Investacorp’s and Triad’s brokerage activities. The clearing agent also lends funds to Ladenburg’s, Investacorp’s and Triad’s customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify the clearing agents for losses they may incur on these credit arrangements.

Seasonality and Cyclical Factors

Historically, our revenues were affected by U.S. vacation seasons, such as July, August and December. However, the growth of our independent brokerage and advisory services business has reduced the impact of seasonality on our results. Our revenues may be adversely affected by cyclical factors, such as the current financial market downturn as well as problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which results in fewer investment banking transactions and less investing by institutional and retail investors, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

Competition

We encounter intense competition in all aspects of our business and compete directly with many other providers of financial services for clients as well as registered representatives. We compete directly with many other national and regional full service financial services firms, discount brokers, investment advisors, broker-dealer subsidiaries of major commercial bank holding companies, insurance companies and other companies offering financial services in the U.S., globally, and through the Internet. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Also, many firms offer discount brokerage services and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business.

A growing number of brokerage firms offer online trading which has further intensified the competition for brokerage customers. Ladenburg, Investacorp and Triad currently do not offer any online trading services to their customers, although they offer on-line account access to their customers to review their account balances and activity. Competition also is increasing from other financial institutions, notably banking institutions, insurance companies and other organizations, which offer customers some of the same services and products presently provided by securities firms. We seek to compete through the quality of our registered representatives and investment bankers, our level of service, the products and services we offer and our expertise in certain areas.

There is significant competition for qualified personnel in the financial services industry. Our ability to compete effectively depends on attracting, retaining and motivating qualified registered representatives, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel.

Government Regulation

The securities industry, including our business, is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA and the MSRB. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations.

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Ladenburg is a registered broker-dealer with the SEC and a member firm of the NYSE. Each of Investacorp and Triad is a registered broker-dealer with the SEC. Each of Ladenburg, Investacorp and Triad is licensed to conduct activities as a broker-dealer in all 50 states.

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

As registered investment advisors under the Investment Advisers Act of 1940, as amended, Triad, LTAM and IAS are subject to the regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things:

•	limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients;

•	record-keeping and reporting requirements;

•	disclosure requirements;

•	limitations on principal transactions between an advisor or its affiliates and advisory clients; and

•	general anti-fraud prohibitions.

Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or registered representatives.

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

Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2008, Ladenburg had net capital, as defined, of approximately $5,226,000, which exceeded its minimum capital requirement of $500,000 by $4,726,000. Each of Ladenburg, Investacorp and Triad claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

Investacorp is subject to SEC Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2008, Investacorp had net capital of approximately $1,709,000, which was $1,417,000 in excess of its required net capital of $292,000. At December 31, 2008, Investacorp’s net capital ratio was 2.57 to 1.

Triad is also subject to SEC Rule 15c3-1. At December 31, 2008, Triad had net capital of approximately $775,000, which was $525,000 in excess of its required net capital of $250,000. At December 31, 2008, Triad’s net capital ratio was 2.92 to 1.

Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. In the past, Ladenburg has entered into, and from time to time in the future may enter into, temporary subordinated loan arrangements to borrow funds on a short-term basis from our shareholders or clearing broker to supplement the capital of our broker-dealers to facilitate underwriting transactions.

Also, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to the withdrawal, advance or loan and to any other withdrawal, advance or loan as well as to any scheduled payments of subordinated debt which are scheduled to occur within six months, the net capital of the broker-dealer would fall below 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Further, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or its net capital would be less than 120% of the minimum dollar amount of net capital required. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment, or payment in respect of principal or subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than the specified percentage (120%) of the minimum net capital requirement.

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

In addition to regulatory net capital restrictions, Investacorp is contractually restricted from declaring a dividend to us that would result in its retained earnings and paid-in capital falling below the lesser of $5,000,000 or the then outstanding principal balance of the $15,000,000 promissory note we issued to Investacorp’s former principal shareholder. At December 31, 2008, this note had an outstanding principal balance of $9,384,996.

Geographic Area

We are domiciled in the United States and virtually all of our revenue is attributed to activities in the United States. All of our long-lived assets are located in the United States.

Personnel

At December 31, 2008, Ladenburg had a total of approximately 176 employees, of which 108 are producers and 68 are other full time employees; Investacorp had approximately 500 non-employee registered representatives and 62 full time employees; and Triad had approximately 400 non-employee registered representatives and 41 full time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees and independent contractors to be good.

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

Risk Factors Relating to Our Business

Our business has been materially adversely affected by the recent severe downturn in the financial markets.

Our business has been materially adversely affected by the recent severe downturn in the financial markets and economic conditions generally, both in the United States and globally. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and have been adversely affected by the recent significant downturn in the securities markets. Additionally, the downturn in market conditions has led to a decline in assets under management and the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we would otherwise receive from commissions, fees and spreads. Also, market uncertainty may cause clients to transfer assets out of funds, other products and brokerage accounts, thereby reducing revenues. To the extent that clients do not withdraw funds, they may invest in products that generate less fee income. The extent and duration of the current adverse market condition is not clear, and while these adverse financial and economic conditions persist, we may continue to incur a further decline in transactions and revenues that we receive from commissions, fees and spreads.

We have incurred, and may continue to incur, significant operating losses.

Although we had net income for the years ended December 31, 2007 and 2006, we incurred significant losses from operations during the year ended December 31, 2008 and during each of the four years ended December 31, 2005. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2009, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

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

Our revenues will continue to suffer if the market for SPAC offerings does not resume.

The number of new SPAC offerings, as well as the equity capital markets generally, have declined significantly during the past year. A continuation of the significant downturn in the market for SPAC transactions will adversely affect our results of operations. Underwritings for SPAC transactions have been an important source of revenues for us since 2006. SPAC transactions are currently exempt from rules adopted by the SEC to protect investors of blank check companies, such as Rule 419 under the Securities Act of 1933. However, the SEC may determine to adopt new rules relating to SPAC transactions which could impact our ability to successfully underwrite these transactions.

Deferred underwriting fees may not be received by us.

At December 31, 2008, we were owed deferred fees from SPAC underwritings that Ladenburg participated in of approximately $36,250,000, or $21,400,000 after expenses. These deferred fees are not included in our revenues, however, until a business combination is completed by the SPAC and Ladenburg is paid. Accordingly, if the SPACs from which we are owed deferred fees are unable to consummate business combinations, we will not be entitled to receive the deferred fees we are owed. SPACs are experiencing significant difficulty in recent periods in obtaining shareholder approval of business combination transactions because, among other things, many of their shareholders hold common stock trading at a discount to the cash amount per share held in trust. Since August 2003, based upon publicly available information, approximately 161 SPACs have completed initial public offerings as of March 2, 2009. Of these companies, only 63 companies have consummated a business combination, while 17 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination and 36 companies have failed to complete business combinations and are being dissolved or have dissolved and returned trust proceeds to their stockholders. Accordingly, if the SPACs that owe us deferred fees do not consummate business combinations, we will not receive these fees and our results of operations may be adversely affected.

Our quarterly operating results may fluctuate substantially due to the nature of our business and therefore we may fail to meet profitability expectations.

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

Our financial leverage impairs our ability to obtain financing and limits cash flow available for operations.

Our indebtedness:

•	limits our ability to obtain additional financing for working capital, regulatory capital requirements, acquisitions or general corporate purposes;

•	requires us to dedicate a substantial portion of cash flows from operations to the payment of principal and interest on our indebtedness, resulting in less cash available for operations and other purposes; and

•	increases our vulnerability to downturns in our business or in general economic conditions.

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

Our business depends on commissions and fees generated from the distribution of financial products.

An important portion of our revenues is generated from commissions and fees related to the distribution of financial products such as mutual funds and variable annuities by the Investacorp and Triad registered representatives, and to a lesser extent, Ladenburg’s registered representatives. Changes in the structure or amount of the fees paid by the sponsors of these products could materially adversely affect our revenues and results of operation.

Also, regulatory agencies and other industry participants have suggested that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. Any reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our results of operations.

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

We may from time to time use a trading strategy consisting of holding a long position in one security and a short position in another security from which we expect to earn a positive return based on changes in the relative value of the two securities. If, however, the relative value of the two securities changes in a direction or manner that we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. Also, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

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

Our success is dependent in large part upon the services of several of our senior executives and employees, including those of our broker-dealer subsidiaries. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. If our senior executives or employees terminate their employment with us and we are unable to find suitable replacements in relatively short periods of time, our business and results of operations may be materially and adversely affected.

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

Our investment advisory clients generally may terminate their contracts upon 30 days’ notice. These clients can terminate their relationship, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

Systems failures could significantly disrupt our business.

Our business depends on our and our clearing firms’ ability to process, on a daily basis, many transactions across numerous and diverse markets and the transactions we process have become increasingly complex. We rely heavily on our communications and financial, accounting and other data processing systems, including systems we maintain and systems provided by our clearing brokers and service providers. We face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted.

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. Also, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, terrorism, or otherwise, or that our or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The inability of our or our clearing brokers’ systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

A relatively small number of institutional customers generate a significant portion of our institutional trading revenue.

A relatively small number of our institutional investor customers generate a substantial portion of our institutional trading revenue. If any key customers depart or reduce their business with us and we fail to attract new customers that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.

Our expenses may increase due to real estate commitments.

We have subleased office space in various locations to subtenants, some of whom are engaged in the financial services industry. Should any of the sub-tenants experience financial difficulty, or otherwise not pay their rent for an extended period of time, it may have a material adverse effect on our results of operations.

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

Risk Factors Relating to Our Industry

We rely on clearing brokers and the termination of the agreements with any one of these clearing brokers could disrupt our business.

Each of Ladenburg and Triad primarily uses one clearing broker and Investacorp currently uses three clearing brokers to process securities transactions and maintain customer accounts on a fee basis. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. Ladenburg, Investacorp and Triad depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. By engaging the processing services of a clearing firm, each of Ladenburg, Investacorp and Triad is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If any of these clearing agreements were terminated for any reason, we would be forced to find an alternative clearing firm. We cannot assure you that we would be able to find an alternative clearing firm on acceptable terms to us or at all. Also, the loss of any particular clearing firm could hamper Investacorp’s ability to recruit and retain its independent registered representatives.

Our clearing brokers extend credit to our clients and we are liable if the clients do not pay.

Each of Ladenburg, Investacorp and Triad permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client’s account. During periods of volatile markets, the value of the collateral held by the clearing broker could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. Each of Ladenburg, Investacorp and Triad has agreed to indemnify the clearing broker for losses it may incur while extending credit to its clients.

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

Errors and omissions claims may negatively affect our business and results of operations.

Our subsidiaries are subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against our subsidiaries or their registered representatives may allege liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to effect securities transactions on behalf of clients, to choose suitable investments for any particular client, to supervise a registered representative or to provide insurance carriers with complete and accurate information. It is not always possible to prevent or detect errors and omissions, and the precautions our subsidiaries take may not be effective in all cases. Moreover, our Ladenburg subsidiary and its registered representatives do not carry errors and omissions insurance coverage and some of Investacorp’s registered representatives do not carry such coverage either. Our liability for significant and successful errors and omissions claims may materially and negatively affect our results of operations.

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

Legal liability may harm our business.

Many aspects of our business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions about underwriters’ liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. Our underwriting activities often involve offerings of the securities of smaller companies, which may involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter of a smaller company’s securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

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

Risk Factors Relating to the Regulatory Environment

We are subject to extensive securities regulation and the failure to comply with these regulations could subject us to penalties or sanctions.

The securities industry and our business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including FINRA and the MSRB. The regulatory environment is also subject to change and we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

Each of Ladenburg, Investacorp and Triad is a registered broker-dealer with the SEC and FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

•	sales methods and supervision;

•	trading practices among broker-dealers;

•	use and safekeeping of customers’ funds and securities;

•	capital structure of securities firms;

•	record keeping; and

•	conduct of directors, officers and employees.

Compliance with many of these regulations involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA. FINRA adopts rules, subject to SEC approval, that govern broker-dealers and conducts periodic examinations of firms’ operations.

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

From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common law” factors, rather than any definition found in the Internal Revenue Code or Internal Revenue Service (“IRS”) regulations. Each of Investacorp and Triad classifies its registered representatives as independent contractors for all purposes, including employment tax and employee benefit purposes. We cannot assure you that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of Investacorp’s and Triad’s registered representatives. The costs associated with potential changes, if any, to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition.

Failure to comply with net capital requirements could subject us to suspension or revocation by the SEC or suspension or expulsion by FINRA.

Our broker-dealer subsidiaries are subject to the SEC’s net capital rule which requires the maintenance of minimum net capital. In addition, Ladenburg is subject to the net capital requirements of CFTC Regulation 1.17. At December 31, 2008, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital. The net capital rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC or the CFTC, as applicable, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.

A change in the tax treatment of insurance products or a determination that these products are not insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce our revenue.

The market for many insurance products sold by Investacorp’s and Triad’s registered representatives depends on the favorable tax treatment, including the tax-free build up of cash values and the tax-free nature of death benefits that these products receive relative to other investment alternatives. A change in the tax treatment of insurance products or a determination by the IRS that certain of these products are not insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. Also, the IRS periodically releases guidance on the tax treatment of products. If the provisions of the tax code were changed or new federal tax regulations and IRS rulings and releases were issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the insurance contracts could decrease, which may reduce our revenue and negatively affect our business.

Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations

We may be unable to successfully integrate acquired businesses into our existing business and operations.

We made two acquisitions in 2008, one acquisition in 2007 and two acquisitions in 2006. We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash or debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We may experience difficulty integrating the operations of these entities or any other entities acquired in the future into our existing business and operations. Furthermore, we may not be able retain all of the employees we acquire as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired businesses or write-off the value of some or all of the assets of the acquired business. If we are unable to successfully integrate acquired businesses into our existing business and operations in the future, it could have a material adverse effect on our results of operations.

We may be adversely affected if the firms we acquire do not perform as expected.

Even if we successfully complete acquisitions, we may be adversely affected if the acquired firms do not perform as expected. The firms we acquire may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients, employees and/or registered representatives after the acquisition closing, general economic factors and the cultural incompatibility of an acquired firm’s management team with us. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on our earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to earnings.

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

The trading price of our common stock has ranged between $0.36 and $2.59 per share for the 52 week period ended March 11, 2009. We expect that the market price of our common stock will continue to fluctuate.

The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

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

Many of these factors are beyond our control. Any one of these factors could have an adverse effect on the value of our common stock.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated to such companies’ operating performance. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future. Also, shareholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and divert our management’s time and attention. These factors, among others, could significantly depress the price of our common stock.

Our principal shareholders including our directors and officers control a large percentage of our shares of common stock and can significantly influence our corporate actions.

At March 11, 2009, our executive officers, directors and companies that these individuals are affiliated with beneficially owned approximately 45% our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

Possible additional issuances will cause dilution.

At December 31, 2008, we had outstanding 171,715,514 shares of common stock and options and warrants to purchase a total of 28,862,415 shares of common stock. We are authorized to issue up to 400,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

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

We intend to retain any future earnings to fund the development and growth of our business. We do not anticipate paying cash dividends in the foreseeable future. Accordingly, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment. Net capital requirements imposed on our broker-dealer subsidiaries by the SEC and covenants contained in our outstanding debt agreements may also restrict our ability to pay future dividends.

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

Ladenburg’s principal executive offices are located at 520 Madison Avenue, 9th Floor, New York, New York 10022, where it subleases approximately 15,400 square feet of office space under a lease that expires in September 2014. Ladenburg previously leased office space at 590 Madison Avenue, New York, New York and has subleased all of this space to various unrelated parties at various terms and lease periods. The lease, under which Ladenburg is still obligated as the main lessor, expires in June 2015. Ladenburg also operates branch offices located in California, Illinois, Florida, New Jersey and New York.

Investacorp’s principal executive offices are located at 15450 New Barn Road, Miami Lakes, Florida 33014, where it leases approximately 15,100 square feet of office space under a lease that expires in July 2011. Investacorp’s independent registered representatives are responsible for the leases for office space they occupy.

Triad’s principal executive offices are located at 5185 Peachtree Parkway, Suite 280 Norcross, Georgia, 30092, where it leases approximately 11,300 square feet of office space under a lease that expires in June 2012. Triad’s independent registered representatives are responsible for the leases for office space they occupy.

ITEM 3.	LEGAL PROCEEDINGS.

The information under the heading “Litigation and Regulatory Matters” contained in Note 12 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K is incorporated by reference in this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NYSE Amex under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2008		2007
Period	High	Low	High	Low

First Quarter	$2.45	$1.60	$3.74	$1.18
Second Quarter	2.03	1.51	3.18	2.11
Third Quarter	2.59	1.22	2.60	1.49
Fourth Quarter	1.88	0.65	2.35	1.72

Holders

At March 11, 2009, there were approximately 4,100 record holders of our common stock.

Dividends

We have never paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at our board of director’s discretion after taking into account our financial condition, operating results, anticipated cash needs and any other factors that our board of directors may deem relevant. The net capital requirements imposed on our broker-dealer subsidiaries by the SEC and covenants contained in our outstanding debt agreements also restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

We did not effect the sale of any unregistered securities during the fourth quarter of 2008.

Issuer Purchases of Equity Securities

Our purchases of our common stock during the fourth quarter of 2008 were as follows:

				Maximum
				Number
			Total Number	of Shares that
			of Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average Price	Part of Publicly	Under the
	Shares	Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs(1)

October 1 to October 31, 2008	49,400	$.97	49,400	1,583,578
November 1 to November 30, 2008	—	—	—	1,583,578
December 1 to December 31, 2008	2	1.50	2	1,583,576

Total	49,402	$.97	49,402

(1)	In March 2008, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. Since inception through December 31, 2008, 916,424 shares had been repurchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with the section under the caption “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2008	2007		2006		2005		2004
	(In thousands, except share and per share amounts)

Operating Results:
Total revenues	$120,970 (a)	$95,826	(b)	$46,858		$30,690		$38,441
Total expenses	140,214	85,922		42,010		56,607		48,354
(Loss) income from operations before income taxes	(19,244)	9,904	(c)	4,848	(d)	(25,917	)(c)	(9,913)
Net (loss) income	(20,263)	9,391	(c)	4,659	(d)	(25,971	)(c)	(9,854)
Per common and equivalent share:
Basic and diluted:
(Loss) income per common share	$(0.12)	$0.06		$0.03		$(0.24)		$(0.22)
Basic weighted average common shares	165,812,495	157,355,540		148,693,521		108,948,623		45,144,481
Diluted weighted average common shares	165,812,495	168,484,469		153,087,961		108,948,623		45,144,481
Balance Sheet Data:
Total assets	$101,668	$114,132		$47,343		$39,299		$21,631
Total liabilities, excluding subordinated liabilities	50,378	60,029		19,009		26,332		27,657
Subordinated debt	—	—		—		—		18,010
Shareholders’ equity (capital deficit)	51,290	54,103		28,334		12,967		(24,036)
Other Data:
Book value per share	$0.30	$0.33		$0.18		$0.09		$—

(a)	Includes $21,190 of revenue from Triad (acquired August 13, 2008).

(b)	Includes $12,191 of revenue from Investacorp (acquired October 19, 2007).

(c)	Includes losses on extinguishment of debt of $1,833 in 2007 and $19,359 in 2005.

(d)	Includes $4,983 net gain on sale of NYSE and CBOE memberships.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

Overview

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, Ladenburg, Investacorp and Triad. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

Ladenburg is a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPACs). The revenues associated with these offerings have been an important contributor to our investment banking business since 2005. These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business “public.” In recent years, there has been a surge of activity in this segment of the market, although the number of new SPAC offerings, as well as the equity capital markets generally, declined significantly during 2008. Since 2006, Ladenburg had lead or co-managed 40 SPAC offerings raising approximately $8,000,000, and our professionals provide unique deal structures and a proprietary retail distribution network that adds value and validity to the offering. Compensation derived from these underwritings includes normal discounts and commissions as well as deferred fees that will be payable to us only upon the SPAC’s completion of a business combination. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are completed during such time period. SPACs are experiencing significant difficulty in recent periods in obtaining shareholder approval of business combination transactions because, among other things, many of their shareholders hold common stock trading at a discount to the cash amount per share held in trust. During 2008, Ladenburg received deferred fees of $5,300 (included in investment banking revenues) and incurred commissions and related expenses of $2,100. As of December 31, 2008, we had unrecorded potential deferred fees for our SPAC-related transactions of approximately $36,250, which, net of commissions and related expenses, amounted to approximately $21,400.

We have two operating segments which correspond to our Ladenburg subsidiary and our independent brokerage and advisory services business conducted by Investacorp and Triad.

Recent Developments

Difficult Market Conditions

During 2008 and continuing in the first quarter of 2009, the U.S. and global economies have deteriorated into a recession, which could be long-term. We, like other companies in the financial services sector, are exposed to volatility and trends in the general securities markets and the economy. The significant market downturn and poor economic conditions have reduced significantly investment banking, capital markets and retail and institutional client activity levels. It is difficult to predict when conditions will change. Given the difficult market and economic conditions, we have focused on reducing redundancies and unnecessary expense, including implementing headcount reductions. However, we also continue to seek to selectively upgrade our talent pool given the availability of experienced professionals.

Sale of American Stock Exchange and Boston Stock Exchange Membership Interests

On October 1, 2008, NYSE Euronext acquired the American Stock Exchange. In exchange for its American Stock Exchange membership, Ladenburg received 8,138 shares of NYSE Euronext stock valued at $328 resulting in a $214 gain in the fourth quarter of 2008. Ladenburg may receive additional amounts from the sale of this membership if NYSE Euronext sells the former American Stock Exchange headquarters building.

Ladenburg also owned a Boston Stock Exchange membership. On August 29, 2008, the Nasdaq OMX Group, Inc. acquired the Boston Stock Exchange. Ladenburg received a cash payment of $310 for its interest, resulting in a gain of $305 for the third quarter of 2008.

Triad Advisors Acquisition

On August 13, 2008, we acquired Triad by way of merger. We believe that the Triad acquisition significantly expands our presence in the independent broker dealer area, one of the fastest growing segments of the financial services industry.

All outstanding shares of Triad’s common stock were converted into an aggregate of $6,826 in cash (net of a post-closing adjustment of $674), 7,993,387 shares of our common stock subject to certain transfer restrictions valued at $10,427 and a $5,000 promissory note valued at $4,384 (the “Triad Note”). If Triad meets certain cumulative profit targets during the three-year period following completion of the merger, we will also pay to Triad’s former shareholders up to $7,500 in cash and up to 4,134,511 shares of common stock (“Additional Contingent Consideration”). We also pledged the stock of Triad to Triad’s former shareholders under a pledge agreement as security for the payment of the Triad Note. The Triad Note contains customary events of default, which if uncured, entitle the Triad Note holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Triad Note. We are entitled to setoff for indemnification claims against the Triad Note and any Additional Contingent Consideration.

Punk, Ziegel Acquisition

On May 2, 2008, Punk, Ziegel & Company, L.P., a specialty investment bank based in New York City, was merged into Ladenburg for $2,700 in cash (including acquisition costs) plus 250,000 shares of our common stock valued at $435. As a result, Ladenburg offers Punk Ziegel’s full range of research, equity market making, corporate finance, retail brokerage and asset management services focused on high growth sectors within the healthcare, healthcare technology, biotechnology and life sciences industries.

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

Option Grants

On October 31, 2008, we granted ten-year stock options to purchase 600,000, 600,000, 600,000 and 300,000 shares of our common stock at an exercise price of $1.58 per share to Dr. Phillip Frost, Richard Lampen, Mark Zeitchick and Howard Lorber, respectively. Dr. Frost and Mr. Lorber serve as directors of our company and Messrs. Lampen and Zeitchick serve as executive officers and directors of our company. The options vest over four years and the exercise price was 25% in excess of the fair value ($1.26) of our common stock on the grant date, subject to earlier vesting upon the recipient’s death or disability or if we undergo a change of control.

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

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of Ladenburg, Investacorp and Triad introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing broker or brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for Ladenburg’s and Investacorp’s proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as we have agreed to indemnify the clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our registered representatives, of $74, $58 and $18 for the years ended December 31, 2008, 2007 and 2006, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent registered representatives had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $460 at December 31, 2008 and $768 at December 31, 2007 for potential arbitration and lawsuit losses. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 became effective for us beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect adjustment to the opening balance of retained earnings. Such retrospective application is required for positions in a financial instrument that trades in a certain market held by a broker-dealer that was measured at a fair value using a blockage factor which is no longer permitted upon application of this statement. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

Valuation of Deferred Tax Assets.  We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2008, which consist principally of the tax benefit of net operating loss carryforwards and compensation charges related to equity instruments, amount to $31,754. After consideration of all the evidence, both positive and negative, especially the fact we sustained a cumulative pre-tax loss for the periods 2006 through 2008, we have determined that a valuation allowance at December 31, 2008 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2008, we had net operating loss carryforwards of approximately $53,500, expiring in various years from 2015 through 2026.

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

Goodwill.  Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with its carrying amount of goodwill. An impairment loss will be recognized in an amount equal to excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp (since October 19, 2007), Triad (since August 13, 2008) and our other wholly-owned subsidiaries.

	Year Ended December 31,
	2008	2007	2006

Total revenues	$120,970 (1)	$95,826 (2)	$46,858 (4)
Total expenses	140,214	85,922 (3)	42,010
Pre-tax (loss) income	(19,244)	9,904 (3)	4,848 (4)
Net (loss) income	(20,263)	9,391 (3)	4,659 (4)

EBITDA, as adjusted	$(5,891)	$22,005	$3,824
Add:
Interest income	219	221	220
Sale of exchange memberships	519	—	4,983
Less:
Interest expense	(4,534)	(2,304)	(499)
Income tax expense	(1,019)	(513)	(189)
Depreciation and amortization	(3,292)	(1,491)	(754)
Write-off of furniture, fixtures and leasehold improvements, net	—	—	(41)
Non-cash compensation	(6,265)	(6,694)	(2,885)
Loss on extinguishment of debt	—	(1,833)	—

Net (loss) income	$(20,263)	$9,391	$4,659

(1)	Includes $21,190 of revenue from Triad (acquired August 13, 2008).

(2)	Includes $12,191 of revenue from Investacorp (acquired October 19, 2007).

(3)	Includes loss on extinguishment of debt of $1,833 in 2007.

(4)	Includes $4,983 net gain on NYSE Euronext common stock, including NYSE merger transaction, and sale of CBOE membership.

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

Our EBITDA, as adjusted, decreased $27,896 in 2008 compared to 2007 and increased $18,181 in 2007 compared to 2006.

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

	Year Ended December 31,
	2008	2007

Revenues:
Ladenburg	$41,997	$83,313
Independent brokerage and advisory services	79,190 (1)	12,191	(1)
Corporate	(217)	322

Total revenues	$120,970	$95,826

Pre-tax (loss) income:
Ladenburg	$(8,140)	$18,435
Independent brokerage and advisory services	203 (1)	411	(1)
Corporate	(11,307)	(8,942)

Total pre-tax (loss) income	$(19,244)	$9,904

(1)	Includes Investacorp from the date of its acquisition on October 19, 2007 and Triad from the date of its acquisition on August 13, 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007

For the fiscal year ended December 31, 2008, we had a net loss of $20,263 compared to net income of $9,391 for the fiscal year ended December 31, 2007. Net loss for 2008 included $6,265 of non-cash compensation expense and was reduced by a $519 gain on the sale of exchange memberships. Net income for 2007 was reduced by a $1,833 loss on extinguishment of debt and $6,694 of non-cash compensation expense.

Our total revenues for 2008 increased $25,144 (26%) from 2007, primarily as a result of increased commissions and fees of $65,657 generated by Investacorp and Triad, offset by decreased investment banking revenue of $40,687. 2008 revenues include $58,000 of revenues from Investacorp and $21,190 of revenues from Triad from the date of acquisition (August 13, 2008). 2007 revenue did not include Triad and only included Investacorp revenue of $12,191 from October 19, 2007 to year end.

Excluding non-cash compensation expense of $6,265 in 2008 and $6,694 in 2007 and loss on extinguishment of debt of $1,833 in 2007, our expenses increased in 2008 by $56,554 (73%) from 2007 primarily as a result of an increase in commissions and fees of $51,994 primarily from Investacorp and Triad, an increase in interest expense of $2,230, an increase in professional services of $2,032, an increase in brokerage, communication and clearance fees of $2,011, an increase in rent and occupancy of $1,915, an increase in depreciation and amortization of $1,801, and an increase in other expenses of $1,111, offset by a decrease in compensation and benefits of $6,540. The 2008 expenses included $20,858 of expenses attributable to Triad’s operations commencing August 13, 2008 and the 2008 and 2007 periods included expenses for Investacorp of $55,976 and $11,246, respectively, attributable to Investacorp’s operations commencing with its acquisition on October 19, 2007. We expect 2009 expenses to increase from 2008 levels primarily due to commissions and fees expense for Triad, which in 2009 will reflect the full year period.

The $40,687 (73%) decrease in 2008 investment banking revenue was primarily due to unfavorable market conditions, a decrease in the number of SPAC offerings in which Ladenburg participated and a decrease in the number of completed SPAC business combinations. Ladenburg led or co-managed five SPAC offerings in 2008 compared to 29 offerings in 2007. This reduction in the number of new SPAC offerings caused a $35,796 decline in revenues in 2008. The reduction in the number of completed SPAC business combinations resulted in a $4,420 decrease in investment banking revenue. Revenues from advisory services and private placement transaction fees decreased $471 from the prior year period. Due to current market conditions, we expect similar trends in investment banking revenue for at least the first quarter of 2009.

The $65,657 (205%) increase in commissions and fees revenue in 2008 as compared to 2007 is attributable to an additional $63,101 from the operations of Triad and Investacorp and an increase in the number of institutional sales representatives at Ladenburg.

The $307 (10%) decrease in asset management revenue in 2008 as compared to 2007 was primarily due to unfavorable market conditions resulting in decreased assets under management. If current market conditions continue, we expect that asset management revenue will decrease. Revenues associated with Triad and Investacorp client assets are included in commissions and fees revenue, rather than asset management revenue, which relates to Ladenburg and LTAM.

The $2,987 (1,190%) decrease in principal transactions revenue in 2008 as compared to 2007 was primarily due to unfavorable market conditions, partially offset by realized gains in sales of Ladenburg’s Boston Stock Exchange and American Stock Exchange memberships.

The $1,004 (34%) increase in interest and dividends in 2008 as compared to 2007 is primarily attributable to the addition of Investacorp and Triad, which combined had an increase of $1,343 in interest and dividends. Ladenburg interest and dividends decreased due to lower interest rates.

The $2,464 (111%) increase in other income in 2008 as compared to 2007 is primarily attributable to the addition of Investacorp and Triad which together contributed $3,669 and $804 in 2008 and 2007, respectively. Ladenburg’s other income decreased $397, primarily due to a decrease of $294 in transaction fee rebates.

The $6,540 (13%) decrease in compensation and benefits expense in 2008 as compared to 2007 was primarily due to a $18,092 decrease in producers’ compensation which is directly correlated with a decrease in Ladenburg’s revenue production, a $12,174 increase in salaries, bonuses, payroll taxes and employee benefits, and a $622 decrease in amortization of cash held in escrow as security for obligations under a prior acquisition agreement. The increase in salaries, bonuses and benefits resulted from an increase in the average headcount for salaried Ladenburg employees primarily resulting from the Punk Ziegel acquisition, and an increase of $6,807 for Investacorp’s and Triad’s employees in the 2008 period. During the fourth quarter of 2008 and the first quarter of 2009, Ladenburg reduced the size of its workforce. We expect this workforce reduction will result in lower compensation and benefits expense in 2009.

The $429 (6%) decrease in non-cash compensation expense in 2008 as compared to 2007 is primarily due to a decrease of $3,162 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink which was amortized over 15 months beginning on October 18, 2006, the date of acquisition, and a decrease of $90 for the amortization of unearned compensation from stock issued to employees in 2005 at below market prices, partially offset by increased compensation expense of $2,823 attributable to option grants to employees, directors and consultants (including $1,619 to Investacorp employees).

The $2,011 (51%) increase in brokerage, communication and clearance fees expense is primarily attributable to increased institutional trading and the addition of Investacorp and Triad expense of $1,562.

The $1,915 (147%) increase in rent and occupancy, net of sublease revenue in 2008 as compared to 2007 is primarily attributed to an increase of $1,371 for Ladenburg’s additional leased property and Investacorp and Triad expense of $551.

The $2,032 (52%) increase in professional services expense during 2008 is primarily due to an increase of $1,569 in legal, $414 for audit, tax and 404 compliance and $49 in consulting fees and corporate development activities. We expect similar levels of professional services expense for the near future.

The $2,230 (97%) increase in interest expense in 2008 as compared to 2007 is a result of borrowings under our credit facility which we entered into 2007 and promissory notes issued in connection with the Investacorp and Triad acquisitions. An approximate $35,000 average balance was outstanding for the 2008 period, as compared with an average debt outstanding of $6,000 for the 2007 period. We expect interest expense to continue at an increased level in future periods due to our outstanding debt.

The $1,801 (121%) increase in depreciation and amortization expense is primarily attributable to the addition of Triad and Investacorp expense of $1,524 and the additional expense related to Punk Ziegel.

The $1,111 (17%) increase in other expense in 2008 as compared to 2007 is primarily attributable to the addition of Investacorp for the full year in 2008 and Triad expense of $2,381, partially offset by a decrease of $1,136 in Ladenburg’s bad debt and settlement expense.

We incurred income tax expense of $1,019 in 2008 as compared to $513 in 2007. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2008 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $780 during 2008 due to goodwill amortization for tax purposes. The income tax rates for the 2008 and 2007 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance in the 2008 period and recognized tax benefits from net operating loss carryforwards from prior years utilized to offset taxable income in the 2007 and 2006 periods.

Year ended December 31, 2007 compared to year ended December 31, 2006

For the fiscal year ended December 31, 2007, we had net income of $9,391 compared to net income of $4,659 for the fiscal year ended December 31, 2006. Net income for 2007 was reduced by a $1,833 loss on extinguishment of debt and $6,694 of non-cash compensation expense. Net income for 2006 included a gain of $4,859 from the NYSE merger, offset by losses of $1,001 on the sale and decline in fair value of NYSE Euronext common stock, a $1,125 gain from the sale of Ladenburg’s CBOE membership and $2,885 of non-cash compensation expense.

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

The $36,870 (199%) increase in investment banking revenues in 2007 as compared to 2006 was primarily the result of an increase in the size and number of public offerings, primarily SPACs, where Ladenburg acted as either a lead or co-manager from 16 offerings in 2006 to 29 offerings in 2007, and an increase in advisory and valuation work resulting from the addition of the Capitalink investment banking group in October 2006.

The $16,178 (103%) increase in commissions and fees revenue in 2007 as compared to 2006 is attributable to an additional $11,077 from Investacorp and an increase in the number of institutional sales representatives at Ladenburg.

The $647 (27%) increase in asset management revenue in 2007 as compared to 2006 was primarily the result of an increase in assets under management.

The $22,183 (83%) increase in compensation and benefits expense in 2007 as compared to 2006 was primarily due to a $17,774 increase in producers’ compensation which is directly correlated to revenue production, a $3,059 increase in salaries, payroll taxes and employee benefits, an increase of $705 in discretionary bonuses which vary with revenue, and $645 representing amortization of cash held in escrow for former Telluride shareholders. The increase in salaries and bonuses is due to an increase in the average headcount for salaried Ladenburg employees and $1,202 is attributable to the additional employees from Investacorp.

The $3,809 (132%) increase in non-cash compensation expense in 2007 as compared to 2006 is primarily a result of an increase of $2,482 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink which is being amortized over 15 months beginning on October 18, 2006, the date of acquisition, an increase in employee compensation expense of $1,915 attributable to option grants to employees and directors, and an increase of $125 for options granted to the members of our former advisory board and consultants. These amounts were offset by a $713 decrease in the amortization of unearned compensation from stock issued to employees in 2005 at below market prices.

The $1,053 (36%) increase in brokerage, communication and clearance fee expense in 2007 as compared to 2006 is primarily attributable to an increase in clearing and execution charges of $536 and an increase in third party trading platforms of $91, which corresponds to the increase in institutional transactions, increased news and quotes subscriptions of $339 and increased communications of $87 attributable to new institutional sales and investment banking personnel.

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

The $3,011 (88%) increase in other expense in 2007 as compared to 2006 is primarily due to an $1,228 increase in travel and entertainment and office expense, $159 increase in license, dues and regulatory fees, $686 increase in reserve for legal settlements, $166 increase in stock and bond errors, and a $283 increase in write-off of receivables. Travel and entertainment expense primarily consists of business development costs for our investment banking business, and costs for our research analysts to visit the companies they cover. In 2007 the average number of investment bankers and research analysts increased significantly over the prior year. In addition, $391 of other expenses is attributable to the addition of Investacorp’s operations.

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

Liquidity and Capital Resources

Approximately 26% of our total assets at December 31, 2008 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. As a securities dealer, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Ladenburg is also subject to the CFTC’s net capital rules. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2008, Ladenburg’s regulatory net capital, as defined, of $5,226, exceeded minimum capital requirements of $500, by $4,726. At December 31, 2008, Investacorp’s regulatory net capital, as defined, of $1,709, exceeded minimum capital requirements of $292, by $1,417. At December 31, 2008, Triad’s regulatory net capital, as defined, of $775, exceeded minimum net capital requirements of $525. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg, Investacorp and Triad that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.

In addition to regulatory net capital restrictions, Investacorp also is contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the lesser of the then outstanding principal balance of the promissory note issued to Investacorp’s former principal shareholder and $5,000. At December 31, 2008, the outstanding principal balance of the promissory note issued to Investacorp’s former principal shareholder was $9,385.

Each of Ladenburg, Investacorp and Triad, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. Also, if Ladenburg, Investacorp or Triad maintains a short position in certain securities, it is exposed to future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

Our primary sources of liquidity include our cash flow from operations, the sale of our securities and other financing activities, including borrowings under our $30,000 revolving credit agreement. We believe that we have sufficient funds from operations and, to the extent necessary, from borrowings under our revolving credit agreement, to fund our ongoing operating requirements through at least December 31, 2009.

Net cash provided by operating activities for 2008 was $23,765 as compared to $2,860 used in the 2007 period. The increase in net cash provided by operating activities was primarily due to a decrease in receivables from clearing brokers of $24,562 in 2008 compared to an increase of $9,749 in 2007, a decrease in receivables from other broker-dealers of $15,511 in 2008 compared to an increase of $9,559 in 2007, a decrease in securities sold, but not yet purchased of $865 in 2008 compared to a decrease of $1,096 in 2007, a decrease in accrued compensation of $3,876 in 2008 compared to an increase of 2,929 in 2007, net of net income and adjustments to reconcile net income of ($8,319) in 2008 as compared to $20,513 in 2007.

Net cash used in investing activities for the year ended December 31, 2008 was $8,259 compared to $24,393 for 2007. These investing activities relate principally to the acquisition of Investacorp, Triad and Punk Ziegel.

Net cash flows used in financing activities amounted to $17,480 for the year ended December 31, 2008 compared to net cash flows provided by financing activities of $28,865 in 2007. Cash flows used in financing activities in 2008 resulted from loan repayments of $17,232 and $1,060 used to repurchase shares for retirement under our stock repurchase program. Cash provided by financing activities for the year ended December 31, 2007, resulted primarily from borrowings of $30,000 under our $30,000 credit agreement to finance the Investacorp acquisition.

At December 31, 2008, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $39,178 through 2015, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $23,575 through such date.

In connection with the Investacorp acquisition, we entered into the $30,000 credit agreement and issued a $15,000 promissory note to Investacorp’s former principal shareholder. During 2008, we repaid $12,000 of the $30,000 of outstanding borrowings under the $30,000 credit agreement. Under the revolving credit facility, we may prepay outstanding amounts without penalties, and reborrow amounts up to the credit limit, prior to the October 19,

2012 maturity date. The $15,000 promissory note bears interest at 4.11% per annum and is payable in 36 monthly installments. At December 31, 2008, the outstanding balance of this note was $9,759.

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note bears interest at a rate of 2.51% per annum and is payable quarterly. The outstanding balance of this note at December 31, 2008 was $4,772.

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

On June 29, 2007 after our shareholders approved the debt exchange, we issued 2,777,778 shares for the principal amount of the notes and paid $1,732 to New Valley for accrued interest on the notes. The exchange resulted in debt extinguishment expense of $1,833, representing the excess of the quoted market value of the 2,777,778 shares of stock at the date of the debt exchange agreement ($2.46 per share) over the carrying amount of the notes.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. As of December 31, 2008, 916,424 shares had been repurchased for $1,673 under the program.

In October 2007, Ladenburg received a temporary cash subordinated loan in the amount of $72,000 from an affiliate of Dr. Frost to provide additional regulatory capital required for additional underwriting participations. The loan was repaid during the following month, with the interest at the rate of LIBOR plus 2%, which amounted to $354. We also paid the lender a commitment fee of $420.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2008 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Note payable to former Investacorp principal shareholder(1)	$9,759	$5,323	$4,436	$—	$—
Note payable to former Triad shareholders(2)	4,772	1,735	3,037	—	—
Revolving credit agreement with affiliate of our principal shareholder(3)	25,425	1,980	23,445	—	—
Operating leases(4)	39,178	6,820	13,160	11,595	7,603

Total	$79,134	$15,858	$44,078	$11,595	$7,603

(1)	Note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. See Note 11 to our consolidated financial statements.

(2)	Note bears interest at 2.51% per annum and is payable in 12 equal quarterly installments. See Note 11 to our consolidated financial statements.

(3)	Revolving credit agreement has a five-year term and bears interest at a rate of 11% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 11 to our consolidated financial statements.

(4)	Excludes sublease revenues of $23,575. See Note 12 to our consolidated financial statements.

We have subleased office space in various locations to subtenants, some of whom are engaged in the financial services industry. Should any of the sub-tenants experience financial difficulty, or otherwise not pay their rent for an extended period of time, it may have a material adverse effect on our results of operations.

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

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Eisner LLP dated March 13, 2009, beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

We acquired Triad in August 2008. We have excluded Triad from the scope of our annual report on internal control over financial reporting as of December 31, 2008. These operations represent approximately 23% of our total assets at December 31, 2008 and approximately 18% of our revenues for the year ended December 31, 2008. Triad’s net income represented approximately 1% of our net loss for the year ended December 31, 2008.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Eisner LLP, an independent registered certified public accounting firm, as stated in their report which is included below.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ladenburg Thalmann Financial Services Inc.

We have audited Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Our audit did not include the internal controls over financial reporting of Triad Advisors, Inc. and subsidiaries (“Triad”) because they were acquired by the Company in August 2008. Triad is included in the 2008 consolidated financial statements and constituted $23,190,000 of total assets as of December 31, 2008 and $21,190,441 of total revenues and $332,000 of net income for the year then ended.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control- Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Eisner LLP
New York, New York
March 13, 2009

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2009 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in our proxy statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our proxy statement and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our proxy statement and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our proxy statement and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1): Index to 2008 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of Eisner LLP dated March 13, 2009, appear beginning on page F-1 of this report.

(a)(2): Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3): Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

			Incorporated
			By Reference
			from	No. in
Exhibit No.		Description	Document	Document

3.1		Articles of Incorporation	A	3.1
3.2		Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2
3.3		Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1
3.4		Amended and Restated Bylaws	D	3.2
4.1		Form of common stock certificate	A	4.1
4.2		Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto	E	4.1
4.3		Non-Negotiable Promissory Note, dated as of October 19, 2007, made by the Company in favor of Bruce A. Zwigard	E	4.2
4.4		Pledge Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard	E	4.3
4.5		Non-Negotiable Promissory Note, dated as of August 13, 2008, made by Ladenburg Thalmann Financial Services Inc. in favor of Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.	U	4.1
4.6		Pledge Agreement, dated as of August 13, 2008, by and between Ladenburg Thalmann Financial Services Inc. and Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.	U	4.2
10.1		Amended and Restated 1999 Performance Equity Plan*	F	4.1
10.2		Form of Stock Option Agreement, dated as of May 7, 2001, between the Company and certain directors*	G	10.3
10	.2.1	Schedule of Stock Option Agreements in the form of Exhibit 10.2, including material detail in which such documents differ from Exhibit 10.2*	G	10.3.1
10.3		Stock Option Agreement, dated as of January 10, 2002, between the Company and Richard J. Lampen*	H	10.2
10.4		Form of Stock Option Agreement, dated January 10, 2002, between the Company and each of Richard J. Rosenstock and Mark Zeitchick*	H	10.3
10	.4.1	Schedule of Stock Option Agreements in the form of Exhibit 10.4, including material detail in which such documents differ from Exhibit 10.4*	H	10.3.1
10.5		Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan*	I	Exhibit A
10.6		Form of Stock Option Agreement, dated November 15, 2002, between the Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	J	10.48
10	.6.1	Schedule of Stock Option Agreements in the form of Exhibit 10.6, including material detail in which such documents differ from Exhibit 10.6*	J	10.48.1
10.7		Form of Stock Option Agreement, dated September 17, 2003, between the Company and each of Howard M. Lorber, Henry C. Beinstein and Richard J. Lampen*	K	10.1
10	.7.1	Schedule of Stock Option Agreements in the form of Exhibit 10.7, including material detail in which such documents differ from Exhibit 10.7*	K	10.1.1
10.8		Office Lease dated March 30, 2007 between the Company and Frost Real Estate Holdings, LLC	L	10.1
10.9		Stock Option Agreement, dated July 13, 2006, issued to Dr. Phillip Frost*	M	10.2
10.10		Warrant issued to BroadWall Capital LLC	N	10.1
10.11		Form of Stock Option Agreement issued to employees of BroadWall	N	10.2
10.12		Letter Agreement, dated September 14, 2006, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd. (“Vector Agreement”)	O	10.1
10.13		First Amendment to Vector Agreement dated as of December 20, 2007	P	10.1
10.14		Form of Warrant to be issued to the stockholders of Telluride Holdings, Inc.	Q	10.2
10.15		Amendment to Employment Agreement between Ladenburg Thalmann Financial Services Inc., Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*	R	10.3

		Incorporated
		By Reference
		from	No. in
Exhibit No.	Description	Document	Document

10.16	Stock Purchase Agreement, dated as of October 19, 2007, by and among Ladenburg Thalmann Financial Services Inc., the Investacorp Companies, the VIA Companies, Bruce A. Zwigard and the Bruce A. Zwigard Grantor Retained Annuity Trust dated June 20, 2007	E	10.1
10.17	Non-Plan Option Agreement, dated as of October 19, 2007, by and between Ladenburg Thalmann Financial Services Inc. and Bruce A. Zwigard	E	10.2
10.18	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement	E	10.3
10.19	Employment Letter dated as of February 8, 2008 between Ladenburg Thalmann Financial Services Inc. and Brett Kaufman*	S	10.1
10.20	Agreement and Plan of Merger dated as of July 9, 2008 by and among Ladenburg Thalmann Financial Services Inc., Triple Acquisition Inc., Triad Advisors, Inc. and the shareholders of Triad Advisors, Inc.	T	2.1
21	List of Subsidiaries	**	—
23.1	Consent of Eisner LLP	**	—
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—

*	Management Compensation Contract

**	Filed herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

H.	Registration statement on Form S-3 (File No. 333-81964).

I.	Definitive proxy statement filed with the SEC on October 3, 2002 relating to the annual meeting of shareholders held on November 6, 2002.

J.	Annual report on Form 10-K for the year ended December 31, 2002.

K.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

L.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

M.	Current report on Form 8-K, dated July 10, 2006 and filed with the SEC on August 3, 2006.

N.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

O.	Current report on Form 8-K, dated September 21, 2006 and filed with the SEC on September 27, 2006.

P.	Current report on Form 8-K, dated December 20, 2007 and filed with the SEC on December 20, 2007.

Q.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.

R.	Current report on Form 8-K/A dated September 6, 2006 and filed with the SEC on October 24, 2006.

S.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

T.	Current report on Form 8-K, dated July 9, 2008 and filed with the SEC on July 10, 2008.

U.	Current report on Form 8-K, dated August 13, 2008 and filed with the SEC on August 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Dated: March 16, 2009

By:	/s/ Brett H. Kaufman
Name:     Brett H. Kaufman

Title:	Vice President and Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of Ladenburg Thalmann Financial Services Inc. hereby constitute and appoint Brett H. Kaufman, Richard J. Lampen and Mark Zeitchick, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2009.

Signatures	Title

/s/ Richard J. Lampen Richard J. Lampen	President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett H. Kaufman Brett H. Kaufman	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Henry C. Beinstein Henry C. Beinstein	Director

/s/ Robert J. Eide Robert J. Eide	Director

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director

/s/ Brian S. Genson Brian S. Genson	Director

/s/ Saul Gilinski Saul Gilinski	Director

/s/ Dr. Richard M. Krasno Dr. Richard M. Krasno	Director

/s/ Howard M. Lorber Howard M. Lorber	Director

/s/ Jeffrey S. Podell Jeffrey S. Podell	Director

/s/ Richard J. Rosenstock Richard J. Rosenstock	Director

/s/ Mark Zeitchick Mark Zeitchick	Director

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008
ITEMS 8 and 15(a) (1) AND (2)

INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Eisner LLP
New York, New York
March 13, 2009

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$6,621	$8,595
Securities owned:
Marketable, at fair value	4,828	3,139
NYSE Euronext restricted common stock, at historical cost	—	1,158
Receivables from clearing brokers	14,558	35,881
Receivables from other broker-dealers	—	15,511
Other receivables, net	3,960	1,528
Exchange memberships owned, at historical cost	—	120
Investment in fund manager	318	386
Furniture, equipment and leasehold improvements, net	3,714	791
Restricted assets	701	545
Intangible assets, net	31,625	19,927
Goodwill	29,739	23,546
Unamortized debt issue cost	2,400	—
Other assets	3,204	3,005

Total assets	$101,668	$114,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities sold, but not yet purchased, at market value	$91	$946
Accrued compensation	3,661	6,693
Commissions and fees payable	5,005	4,641
Accounts payable and accrued liabilities	5,851	5,644
Deferred rent	3,863	1,566
Deferred income taxes	780	—
Accrued interest	193	671
Notes payable	30,934	39,868

Total liabilities	50,378	60,029

Commitments and contingencies (Notes 3 and 12)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 171,715,514 in 2008 and 161,698,071 in 2007	17	16
Additional paid-in capital	166,172	148,723
Accumulated deficit	(114,899)	(94,636)

Total shareholders’ equity	51,290	54,103

Total liabilities and shareholders’ equity	$101,668	$114,132

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Investment banking	$14,714	$55,401	$18,531
Commissions and fees	97,615	31,958	15,780
Asset management	2,721	3,028	2,381
Principal transactions	(2,736)	251	326
Interest and dividends	3,974	2,970	2,790
Gain on NYSE merger transaction	—	—	4,859
Realized and unrealized loss on NYSE Euronext restricted common stock	—	—	(1,001)
Gain on sale of CBOE membership	—	—	1,125
Other income	4,682	2,218	2,067

Total revenues	120,970	95,826	46,858

Expenses:
Compensation and benefits	42,378	48,918	26,735
Non-cash compensation	6,265	6,694	2,885
Commissions and fees	61,006	9,012	—
Brokerage, communication and clearance fees	5,987	3,976	2,923
Rent and occupancy, net of sublease revenue	3,222	1,307	2,183
Professional services	5,976	3,944	2,558
Interest	4,534	2,304	499
Depreciation and amortization	3,292	1,491	754
Loss on extinguishment of debt	—	1,833	—
Other	7,554	6,443	3,473

Total expenses	140,214	85,922	42,010

(Loss) income before income taxes	(19,244)	9,904	4,848
Income tax expense	1,019	513	189

Net (loss) income	$(20,263)	$9,391	$4,659

Net (loss) income per common share (basic and diluted)	$(0.12)	$0.06	$0.03

Weighted average common shares used in computation of per share data:
Basic	165,812,495	157,355,540	148,693,521

Diluted	165,812,495	168,484,469	153,087,961

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

				Unearned
			Additional	Employee
	Common Stock		Paid-in	Stock-based	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2005	141,590,529	$14	$122,532	$(893)	$(108,686)	$12,967
Issuance of common stock under employee stock purchase plan	248,298	—	267	—	—	267
Exercise of stock options, net of 451,585 shares tendered in payment of exercise price	1,469,607	—	489	—	—	489
Stock options granted to Advisory Board	—	—	312	—	—	312
Elimination of unearned employee stock-based compensation to additional paid-in capital upon adoption of SFAS No. 123R	—	—	(893)	893	—	—
Amortization of unearned employee stock-based compensation issued in 2005	—	—	803	—	—	803
Stock-based compensation to employees in 2006	—	—	1,770	—	—	1,770
Issuance of common stock to affiliates pursuant to private equity offering, net of expenses of $103	8,397,891	1	3,675	—	—	3,676
Warrants issued for acquisition of customer accounts	—	—	698	—	—	698
Warrants issued for interest in fund manager	—	—	399	—	—	399
Warrants and common stock issued for acquisition of Capitalink	4,000,000	—	2,122	—	—	2,122
Issuance of common stock to employees pursuant to stock purchase agreements	266,480	—	172	—	—	172
Net income	—	—	—	—	4,659	4,659

Balance, December 31, 2006	155,972,805	15	132,346	—	(104,027)	28,334
Issuance of common stock under employee stock purchase plan	183,308	—	407	—	—	407
Exercise of stock options, net of 400,702 shares tendered in payment of exercise price and 355,355 options used in cashless exercise	3,618,420	1	977	—	—	978
Shares acquired from an employee in satisfaction of withholding taxes on exercise of options	(521,711)	—	(1,122)	—	—	(1,122)
Stock options granted to members of former Advisory Board and consultants	—	—	437	—	—	437
Stock-based compensation to employees	—	—	6,257	—	—	6,257
Stock retired under stock repurchase plan	(332,529)	—	(612)	—	—	(612)
Issuance of shares of common stock in exchange for promissory notes payable to former parent	2,777,778	—	6,833	—	—	6,833
Warrant issued in connection with credit agreement	—	—	3,200	—	—	3,200
Net income	—	—	—	—	9,391	9,391

Balance, December 31, 2007	161,698,071	16	148,723	—	(94,636)	54,103
Issuance of common stock under employee stock purchase plan	196,305	—	285	—	—	285
Exercise of stock options, net of 128,657 shares tendered in payment of exercise price and 255,183 options used in cashless exercise	2,018,029	—	527	—	—	527
Stock options granted to members of former Advisory Board and consultants	—	—	267	—	—	267
Stock-based compensation to employees	143,617	—	5,998	—	—	5,998
Stock retired under stock repurchase plan	(583,895)	—	(1,060)	—	—	(1,060)
Common stock issued in Punk Ziegel acquisition	250,000	—	435	—	—	435
Common stock issued in Triad acquisition	7,993,387	1	10,426	—	—	10,427
Warrants issued for acquisition of customer accounts	—	—	571	—	—	571
Net loss	—	—	—	—	(20,263)	(20,263)

Balance, December 31, 2008	171,715,514	$17	$166,172	$—	$(114,899)	$51,290

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(20,263)	$9,391	$4,659
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	470	298	591
Write-off of furniture, fixtures and leasehold improvements, net	—	115	41
Adjustment to deferred rent	(98)	14	(149)
Amortization of debt discount	845	304	—
Amortization of debt issue cost	669	—	—
Amortization of intangible assets	2,753	1,104	144
Amortization of investment in fund manager	68	89	19
Deferred income taxes	780	—	—
Accrued interest	192	671	448
Forgiveness of promissory note payable	—	—	(666)
Non-cash compensation expense	6,265	6,694	2,885
Gain on NYSE merger transaction in excess of proceeds of sale of $3,128	—	—	(1,732)
Realized and unrealized loss on NYSE Euronext restricted common stock	—	—	1,001
Gain on sale of CBOE membership	—	—	(1,125)
Loss on extinguishment of debt	—	1,833	—
Other	—	—	(68)
(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned	(31)	(2,386)	1,735
Receivables from clearing brokers	24,562	(9,749)	(3,904)
Receivables from other broker-dealers	15,511	(9,559)	(4,249)
Other receivables, net	(1,522)	(1,358)	(100)
Other assets	717	1,352	(521)
Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased	(865)	(1,096)	(6,820)
Accrued compensation	(3,876)	2,929	1,276
Commissions and fees payable	(843)	646	—
Accounts payable and accrued liabilities	(1,569)	(4,152)	(2,462)

Net cash provided by (used in) operating activities	23,765	(2,860)	(8,997)

Cash flows from investing activities:
Acquisition of relationships and customer accounts	—	(92)	(1,026)
Adjustment to intangible assets	212	—	—
Payment for Triad acquisition, net of cash received	(5,843)	—	—
Payment for Punk Ziegel acquisition, net of cash received	(2,461)	—	—
Payment for Investacorp acquisition, net of cash received	(55)	(25,044)	—
Purchases of furniture, equipment and leasehold improvements	(546)	(395)	(369)
Proceeds from sales of exchange memberships	120	—	1,920
Decrease (increase) in restricted assets	318	1,135	(85)
Other	(4)	3	—

Net cash (used in) provided by investing activities	(8,259)	(24,393)	440

Cash flows from financing activities:
Private equity offerings	—	—	3,675
Issuance of common stock other than private equity offerings	812	1,385	929
Shares tendered for withholding taxes on exercise of stock options	—	(1,122)	—
Repurchases of common stock	(1,060)	(612)	—
Issuance of subordinated notes payable	—	72,000	20,000
Repayment of subordinated notes payable	—	(72,000)	(20,000)
Issuance of other notes payable	—	30,000	—
Principal payments on other notes payable	(17,232)	(786)	—

Net cash (used in) provided by financing activities	(17,480)	28,865	4,604

Net (decrease) increase in cash and cash equivalents	(1,974)	1,612	(3,953)
Cash and cash equivalents, beginning of year	8,595	6,983	10,936

Cash and cash equivalents, end of year	$6,621	$8,595	$6,983

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006

Supplemental cash flow information:
Interest paid	$3,440	$2,766	$139
Taxes paid	390	193	344
Non-cash investing and financing transactions:
Warrants issued for acquisition of customer accounts	$571	$—	$698
Warrant issued for interest in fund manager	—	—	399
Warrant and common stock issued for Capitalink acquisition	—	—	2,122
Lease commitment capitalized as part of Capitalink acquisition	—	463	—
Issuance of shares of common stock in exchange for $5,000 of promissory notes payable to former parent	—	6,833	—
Warrant issued in connection with credit agreement	—	3,200	—
Leasehold improvements financed by landlord in connection with relocation of premises and included in deferred rent	2,500	—	—
Acquisition of Investacorp and affiliates:
Assets acquired	—	$50,849	—
Liabilities assumed ($6,676) and note payable issued to former principal shareholder ($13,550)	—	(20,226)	—

Cash paid in acquisition	—	30,623	—
Cash acquired in acquisition	—	(5,579)	—

Net cash paid in acquisition	—	$25,044	—

Acquisition of Punk Ziegel:
Assets acquired	$4,174	—	—
Liabilities assumed	(1,039)	—	—

Net assets acquired	3,135	—	—
Stock issued in acquisition	(435)	—	—

Cash paid in acquisition	2,700
Cash acquired in acquisition	(239)	—	—

Net cash paid in acquisition	$2,461	—	—

Acquisition of Triad Advisors:
Assets acquired	$23,939	—	—
Liabilities assumed	(2,172)	—	—

Net assets acquired	21,767	—	—
Note issued in acquisition	(4,384)	—	—
Stock issued in acquisition	(10,427)	—	—

Cash paid in acquisition	6,956	—	—
Cash acquired in acquisition	(1,113)	—	—

Net cash paid in acquisition	$5,843	—	—

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.	Description of Business

Description of Business

The consolidated financial statements include the accounts of Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”), a holding company, and its subsidiaries, all of which are wholly-owned. The principal operating subsidiaries of LTS are Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp, Inc. (collectively with related companies, “Investacorp”) and Triad Advisors, Inc. (“Triad”).

Ladenburg is a full service registered broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Broker-dealer activities include principal and agency trading, investment banking and asset management. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

Investacorp and Triad, which were acquired on October 19, 2007 and August 13, 2008, respectively, are registered broker-dealers and investment advisors that have been serving the independent registered representative community since 1978 and 1998, respectively. Investacorp’s and Triad’s independent registered representatives primarily serve retail clients. They derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services.

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

Securities

Securities owned and securities sold, but not yet purchased, which are traded on a national securities exchange or over-the-counter are valued at the last reported sales prices of the year. Futures contracts are also valued at their last reported sales price of the year. Securities owned, which have exercise or holding period restrictions, are valued at fair value as determined by the Company’s management. Securities that contain resale restrictions are stated at a discount to the value of readily marketable securities. Stock warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. Unrealized gains and losses resulting from changes in valuation are reflected in principal transactions.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Investments in securities not held by the Company’s registered broker-dealer subsidiaries are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. For such investments the Company determines their appropriate classification as held-to-maturity, available-for-sale, or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At December 31, 2008 and 2007, these investments, which amounted to $2,443 and $142, respectively, were classified as trading and carried at fair value with unrealized gains and losses reflected in principal transactions.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Share-Based Compensation

In accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), the Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the equity instruments.

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may be not recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving future discounted cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Investacorp, Triad and Punk, Ziegel & Company, L.P. (“Punk Ziegel”) (see Note 3), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with its carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Recently Issued Accounting Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), in the first quarter of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

•	Level 2 — inputs are inputs (other than quoted prices included within level 1) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — unobservable inputs for the asset or liability and rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which became effective January 1, 2008, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company did not elect to apply the fair value option to any assets or liabilities that are not currently required to be measured at fair value.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15,2008. Earlier application is not permitted. The Company does not believe the adoption of FSP FAS 142-3 will have a material effect on its consolidated financial statements.

3.	Acquisitions

Triad

On August 13, 2008, pursuant to an Agreement and Plan of Merger, dated as of July 9, 2008, by and among the Company, Triple Acquisition Inc. (“Triple”), a newly-formed wholly-owned subsidiary of the Company and the then shareholders of Triad, Triple merged with and into Triad, with Triad remaining as the surviving corporation and a wholly-owned subsidiary of the Company. The acquisition was made to increase the Company’s presence in the independent broker-dealer business. In connection with the merger, all outstanding shares of Triad’s common stock were converted into an aggregate of $6,826 in cash (net of a post-closing adjustment of $674), 7,993,387 shares of the Company’s common stock, subject to certain transfer restrictions, valued at $10,427 and a $5,000 promissory note valued at $4,384. The Company’s common stock was valued at $1.60 per share based on the average closing market price for a reasonable period before and after July 10, 2008, the date the acquisition was agreed to and announced, and discounted for the transfer restrictions. The note, which was valued based on an imputed interest rate of 11%, is collateralized by a pledge of Triad’s common stock held by the Company. The Company incurred $130 of merger-related costs. In the event that Triad meets certain cumulative profit targets during the three-year period following completion of the merger, the Company also will pay to Triad’s former shareholders up to $7,500 in cash and up to 4,134,511 shares of the Company’s common stock. Any such payments will be accounted for as additional purchase price and allocated to goodwill.

The total consideration paid by the Company in the merger, including related costs was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values with the amount

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

exceeding the fair values being recorded as goodwill. The Company obtained third party valuations in determining fair value for acquired intangible assets.

The allocation of the purchase price is as follows:

Cash	$1,113
Receivables from clearing broker	2,074
Other receivables	397
Intangible assets(a)	13,022
Goodwill(b)	5,837
Securities owned	500
Fixed assets	296
Other assets	700

Total assets acquired	23,939

Commissions and fees payable	1,207
Accrued expenses and other liabilities	853
Accrued compensation	112

Total liabilities assumed	2,172

Total purchase price	$21,767

(a)	Intangible assets relate principally to relationships with registered representatives ($9,786), vendor relationships ($1,731) and non-compete covenants ($1,364), have a weighted average useful life of 16 years and are expected to be deductible for tax purposes over 15 years (see Note 8.)

(b)	Goodwill is expected to be deductible for tax purposes over a 15-year period.

Punk Ziegel

On May 2, 2008, Punk Ziegel, a specialty investment bank based in New York City, was merged into Ladenburg. The Company paid the sellers $2,700 in cash (including acquisition costs) plus 250,000 shares of the Company’s common stock valued at $435.

Investacorp

On October 19, 2007, the Company acquired all of the outstanding shares of Investacorp, for approximately $30,000 in cash and a promissory note valued at $13,550. In connection with financing the acquisition, LTS entered into a $30,000 revolving credit agreement with Frost Gamma Investment Trust (“Frost Gamma”), an entity affiliated with LTS’ chairman of the board and principal shareholder (see Note 11). The acquisition was made to achieve a presence in the independent broker-dealer business.

The purchase price of $44,173, including acquisition costs, was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values with the amount exceeding the fair values being recorded as goodwill. The Company obtained third party valuations in determining fair value for the acquired intangible assets.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The allocation of the purchase price is as follows:

Cash and cash equivalents	$5,579
Securities owned	478
Receivables from clearing brokers	2,984
Intangible assets(a)	17,441
Goodwill(b)	23,546
Other assets	821

Total assets acquired	50,849

Commissions and fees payable	3,995
Accounts payable and accrued liabilities	2,681

Total liabilities assumed	6,676

Total purchase price	$44,173

(a)	Intangible assets relate principally to relationships with registered representatives ($14,921), have a weighted average useful life of 18 years and are expected to be deductible for tax purposes over 15 years (see Note 8).

(b)	Goodwill is expected to be deductible for tax purposes over a 15 year period.

In connection with his continued employment with Investacorp, the Company granted the former principal shareholder stock options to purchase a total of 3,000,000 shares of the Company’s common stock at $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The options, which were valued at a total of $5,130, using the Black-Scholes option pricing model, vest over a three-year period (subject to certain exceptions). Additionally, the Company issued to certain other Investacorp employees options to purchase 1,150,000 shares of common stock under its 1999 Performance Equity Plan, as amended (“Option Plan”), at $1.91 per share, which were valued at a total of $1,967, and vest in four equal annual installments.

BroadWall

On September 11, 2006, Ladenburg acquired substantially all of the securities brokerage accounts, registered representatives and employees of BroadWall Capital LLC (“BroadWall”). In connection with this acquisition, the Company issued to BroadWall ten-year warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.94 per share. At December 31, 2008, the warrants are exercisable as to 825,000 shares and will become exercisable as to 337,500 shares on each of September 11, 2009 and 2010, contingent upon the continued employment of two former employees of BroadWall, both of whom have entered into two-year employment agreements with Ladenburg. Such individuals had a 40% ownership interest in BroadWall. Accordingly, the Company has valued 825,000 of the warrants that vest over the two-year term of the employment agreements at $698 representing consideration for the acquisition. The value of the warrants, together with legal costs related to the acquisition, has been assigned to customer accounts (included in intangible assets, net), which is being amortized to expense over an estimated life of 10 years. The remaining warrants, which were valued at $571, representing contingent consideration, were recorded as additional purchase price and increased the carrying value of the acquired customer accounts when Ladenburg renewed the employees’ employment agreements in 2008.

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

In connection with the transaction, 2,666,667 of the shares of common stock, warrants to purchase 1,933,333 shares of common stock and $667 in cash were placed in escrow contingent upon continued employment of the selling shareholders, one-half of which was released to the shareholders on June 3, 2007 and the balance was released on January 18, 2008. Accordingly, the fair value of the consideration placed in escrow of $4,937 is being accounted for as compensation over the 15 month escrow period. Compensation expense of $166, $3,948 and $823 was recognized in 2008, 2007 and 2006, respectively. The remaining consideration of $2,455 has been accounted for as purchase price, of which $173 has been allocated to trade name with an estimated 10 year life and $2,282 has been allocated to relationships with an estimated 4 year life. The transaction resulted in an increase of $2,122 to additional paid-in capital resulting from the issuance of 4,000,000 shares of common stock and 966,666 vested warrants. The shares of common stock placed in escrow have been considered outstanding as the former Telluride shareholders are entitled to voting rights.

In February 2007, the former Capitalink office was vacated and the employees moved into the Company’s Miami office, as planned. The present value of the lease commitment and additional acquisition related expenses amounting to $538 has been accounted for as purchase price, of which $38 has been allocated to trade name and $500 has been allocated to relationships.

The consolidated financial statements include the results of operations of the acquired entities from their dates of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of Investacorp and Triad had occurred at the beginning of 2007. Pro forma data does not include the Punk Ziegel acquisition based on materiality. The pro forma net loss reflects amortization of the amounts ascribed to intangibles acquired in the acquisitions, amortization of employee stock-based compensation and interest expense on debt used to finance the acquisitions.

	Year Ended December 31,
	2008	2007

Total revenue	$163,334	$209,846
Net loss	$(18,709)	$(71	)(1)
Basic and diluted loss per share	$(0.11)	$(0.00)
Weighted average common shares outstanding — basic and diluted	170,726,463	165,348,927

(1)	Includes a non-recurring charge of $9,200 for special bonuses paid to Investacorp employees prior to the closing of the acquisition.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

4.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of marketable securities owned and securities sold, but not yet purchased as of December 31, 2008 and 2007 were as follows:

		Securities
	Securities	Sold, But Not
	Owned	Yet Purchased

December 31, 2008
Certificates of deposit	$1,100	$—
Common stock and warrants	3,231	91
Restricted common stock and warrants	497	—

	$4,828	$91

December 31, 2007
Common stock and warrants	$3,139	$946
NYSE Euronext restricted common stock	1,158	—

	$4,297	$946

As of December 31, 2008 and 2007, approximately $3,535 and $3,112, respectively, of securities owned are deposited with the Company’s subsidiaries’ clearing brokers. Pursuant to the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by the clearing brokers.

Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Fair Value Measurements

As of December 31, 2008:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total

Certificates of deposit	$—	$1,100	$—	$1,100
Common stock and warrants	3,231	497	—	3,728

Total	$3,231	$1,597	$—	$4,828

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total

Common stock and warrants	$91	$—	$—	$91

Total	$91	$—	$—	$91

As of December 31, 2007:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total

Common stock and warrants	$3,071	$1,226	$—	$4,297

Total	$3,071	$1,226	$—	$4,297

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total

Common stock and warrants	$946	$—	$—	$946

Total	$946	$—	$—	$946

5.	Sales of Exchange Memberships

NYSE

As of December 31, 2005, Ladenburg owned one membership on the NYSE, which had been accounted for at a cost of $868 in accordance with industry practice. In March 2006, the NYSE became a wholly-owned subsidiary of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company through a merger (“NYSE Merger”). As a result, Ladenburg’s NYSE membership was converted into $371 in cash and 80,177 shares of NYSE Group common stock, which were subject to a three-year transfer restriction. The restriction was scheduled to expire in three equal installments on each of March 7, 2007, 2008 and 2009, unless removed earlier by the NYSE Group in its sole discretion. Ladenburg accounted for its investment in the NYSE Group restricted common stock at the estimated fair value with changes in fair value reflected in operations. The shares were valued at a discount from the published market value as a result of the transfer restrictions.

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

Fiscal 2006 revenues include a gain on the NYSE Merger of $4,859, representing the difference between the estimated fair value of consideration received in the merger of $5,727 and Ladenburg’s carrying value of its membership of $868, and losses of $1,001, consisting of a loss of $440 on the sale of 51,900 shares and a loss of $561 representing the decline in the fair value of the 28,277 remaining NYSE Group restricted common shares on June 20, 2006 as compared to March 7, 2006.

On March 7, 2007, 1,552 of the 28,277 shares began the last year of the restriction and in June 2007, the transfer restrictions on the 1,552 shares were removed by the NYSE Group. Accordingly, at December 31, 2007 such shares were classified as trading securities and valued at quoted market price rather than cost, resulting in an unrealized gain of $66 for the twelve months ended December 31, 2007, which is included in principal transactions.

In April 2007, in connection with its acquisition of Euronext N.V., NYSE Group was merged into a subsidiary of NYSE Euronext, a newly-formed corporation, and each NYSE Group share was converted into one NYSE Euronext share. The newly-issued NYSE Euronext shares were subject to the same transfer restrictions which applied to the NYSE Group shares prior to the merger. As NYSE Group was considered the acquiring entity for accounting purposes, the Company continued to carry its investment in the restricted NYSE Euronext shares at cost at December 31, 2007. As of such date, the estimated fair value of the 26,725 restricted NYSE Euronext shares was $2,010.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Effective October 1, 2008, NYSE Euronext removed the transfer restriction on the last tranche of 26,725 NYSE Euronext restricted shares held by the Company which was originally scheduled to lapse on March 9, 2009. At December 31, 2008, such shares were classified as trading securities and valued at quoted market price of $732 rather than cost, resulting in an unrealized loss of $426 in 2008 which is included in principal transactions. In addition, the Company sold 1,552 of the shares in September 2008.

AMEX and BSE

On October 1, 2008, the Company received 8,138 NYSE Euronext shares in exchange for its American Stock Exchange (“AMEX”) membership due to NYSE Euronext’s acquisition of AMEX. The Company may receive additional amounts from the sale of its AMEX membership if NYSE Euronext sells the former AMEX headquarters building. The Company recognized a gain of $214 from the sale of its AMEX membership. In August 2008, Ladenburg sold its membership on the Boston Stock Exchange (“BSE”) and recognized a gain of $305. Such gains are included in principal transactions.

CBOE

On October 24, 2006, Ladenburg sold its membership on the Chicago Board of Options Exchange (“CBOE”). The membership cost $425 and was sold for $1,550, resulting in a gain of $1,125.

6.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the CFTC’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2008, Ladenburg had net capital, as defined, of $5,226, which exceeded its minimum capital requirement, as defined, of $500, by $4,726.

Investacorp and Triad are also subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2008, Investacorp had net capital of $1,709, which was $1,417 in excess of its required net capital of $292. Investacorp’s net capital ratio was 2.57 to 1. At December 31, 2008, Triad had net capital of $775, which was $525 in excess of its required net capital of $250. Triad’s net capital ratio was 2.92 to 1.

Ladenburg, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

7.	Furniture, Equipment and Leasehold Improvements

Components of furniture, equipment and leasehold improvements, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2008	2007

Cost:
Leasehold improvements	$2,932	$567
Computer equipment	1,640	1,573
Furniture and fixtures	923	821
Other	1,469	1,381

	6,964	4,342
Less: accumulated depreciation and amortization	(3,250)	(3,551)

Total	$3,714	$791

8.	Intangible Assets

At December 31, 2008 and 2007, intangible assets subject to amortization consisted of the following:

		December 31, 2008		December 31, 2007
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life (years)	Amount	Amortization	Amount	Amortization

Technology	1	$426	$338	$285	$59
Relationships with registered representatives	20	24,707	1,085	14,921	155
Vendor relationships	7	3,613	418	1,881	56
Covenants not to compete	5	1,717	188	354	15
Customer accounts	10	1,311	192	740	96
Relationships with investment banking clients	4	2,586	1,474	2,783	841
Leases	6	1,004	104	—	—
Other	6	67	7	211	26

Total		$35,431	$3,806	$21,175	$1,248

Aggregate amortization expense amounted to $2,754, $1,103 and $144 for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2008 is 15.65 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2009	$3,117
2010	$2,899
2011	$2,408
2012	$2,393
2013	$2,235
2014 — 2027	$18,573

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

9.	Goodwill

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007 are as follows:

		Independent brokerage
	Ladenburg	and advisory services	Corporate	Total

Balance as of January 1, 2007	$—	$—	$—	$—
Acquisition of Investacorp	—	23,546	—	23,546

Balance as of December 31, 2007	—	23,546	—	23,546

Acquisition of Investacorp	—	55	—	55
Acquisition of Punk Ziegel	301	—	—	301
Acquisition of Triad	—	5,837	—	5,837

Balance as of December 31, 2008	$301	$29,438	$—	$29,739

The annual impairment test performed at December 31, 2008 did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below the carrying amount of their net assets.

10.	Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a tax year ending September 30th.

Income taxes consist of the following:

		State and
	Federal	Local	Total

2008:
Current	$—	$239	$239
Deferred	726	54	780

	$726	$293	$1,019

2007:
Current	$356	$157	$513
Deferred	—	—	—

	$356	$157	$513

2006:
Current	$100	$89	$189
Deferred	—	—	—

	$100	$89	$189

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax (loss) income as a result of the following differences:

	2008	2007	2006

(Loss) income before income taxes	$(19,244)	$9,904	$4,848

(Benefit) provision under statutory U.S. tax rates	(6,543)	3,367	1,648
Increase (decrease) in taxes resulting from:
Nondeductibility of loss on conversion of debt	—	844	—
Utilization of net operating loss carryforward	—	(4,366)	(1,346)
Increase in valuation reserve	6,652	—	—
Other nondeductible items	369	564	—
State taxes	193	104	89
Other, net	348	—	(202)

Income tax provision	$1,019	$513	$189

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

Deferred tax amounts are comprised of the following at December 31:

	2008	2007

Deferred tax assets (liabilities):
Net operating loss carryforwards	$24,637	$21,089	*
AMT credit carryforward	250	356
Accrued expenses	1,461	1,514
Compensation and benefits	5,238	3,398
Depreciation and amortization	348	194
Other	146	178
Unrealized gain (loss)	252	(455)
Goodwill	(780)	(143)
Intangibles	202	(249)

	31,754	25,882	*
Valuation allowance	(32,534)	(25,882	)*

Net deferred taxes	$(780)	$—

*	Restated from amounts previously reported.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2008 and 2007 was necessary to offset fully the deferred tax assets based on the likelihood of future realization.

At December 31, 2008, the Company has an aggregate net operating loss carryforward of approximately $53,500, for federal income tax purposes expiring in various years from 2015 through 2026. As of December 31, 2008, no unrecognized tax benefits are included in the consolidated financial statements.

The Company’s tax years 2005 through 2008 remain open to examination by most taxing authorities.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

11.	Notes Payable

Notes payable consisted of the following:

	December 31,
	2008	2007

Note payable to former Investacorp shareholder, net of $565 and $1,277 of unamortized discount at December 31, 2008 and 2007, respectively	$8,820	$12,937
Note payable to affiliate of principal shareholder of LTS, net of $3,069 of unamortized discount at December 31, 2007	18,000	26,931
Note payable to former Triad shareholders, net of $484 of unamortized discount	4,114	—

Total	$30,934	$39,868

The Company estimates that the fair value of fixed interest notes payable to the former principal shareholder of Investacorp, former Triad shareholders and to Frost Gamma approximates $28,052 at December 31, 2008 and carrying values at December 31, 2007 based on anticipated current rates at which similar amounts of debt could currently be borrowed.

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

Frost Gamma Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma, and borrowed $30,000. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. The note issued under the credit agreement contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

accrued and unpaid interest on, such note. Under the credit agreement, Frost Gamma was granted a warrant to purchase 2,000,000 shares of LTS common stock. The warrant is exercisable at any time during a ten-year period and the exercise price is $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The warrant was valued at $3,200 based on the Black-Scholes option pricing model, and effective January 1, 2008, the unamortized portion has been reclassified from debt discount to debt issue cost, which is being amortized by the straight-line method over the five-year term of the revolving credit agreement.

In February 2008 and September 2008, the Company repaid $8,000 and $4,000, respectively, of the $30,000 of outstanding borrowings under the Frost Gamma credit agreement. The Company may repay outstanding amounts at any time prior to the maturity date of October 19, 2012, without penalty, and may re-borrow up to the full amount of the agreement.

Triad Note

On August 13, 2008, as part of the consideration for the Triad acquisition, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $5,000 to Triad’s then shareholders. The note bears interest at 2.51% per annum and is payable in 12 equal quarterly installments. The note was recorded at $4,384, based on an imputed interest rate of 11%.

Notes Payable to Former Parent

In 2002, the Company borrowed a total of $5,000 from New Valley Corporation (“New Valley”), the Company’s former parent. The notes, which bore interest at 1% above the prime rate, were due on March 31, 2007, as subsequently extended. In February 2007, the Company entered into a debt exchange agreement with New Valley, where New Valley agreed to exchange the principal amount of the notes for shares of LTS common stock at an exchange price of $1.80 per share, representing the average closing price of LTS’ common stock for the 30 trading days ending on the date of the agreement.

On June 29, 2007, after the Company’s shareholders approved the debt exchange, the Company exchanged 2,777,778 shares of its common stock for the principal amount of the notes and paid $1,732 to New Valley for accrued interest on the loans. The exchange resulted in a loss on extinguishment of debt of $1,833 representing the excess of the quoted market value of the 2,777,778 shares of common stock at the date of the exchange agreement ($2.46 per share) over the carrying amount of the notes.

Other Notes Payable

In December 2002, an affiliate of Ladenburg’s clearing broker loaned the Company an aggregate of $3,500. The clearing loans and related accrued interest were forgivable over a four-year period, provided Ladenburg continued to clear its transactions through this primary clearing broker. As scheduled, the remaining $666 of principal and $146 of accrued interest were forgiven in November 2006. Upon the forgiveness of the clearing loans, the forgiven amount was accounted for as other revenues.

Temporary Subordinated Loans

In August 2006, Ladenburg received a $3,500 temporary subordinated loan from the Company to provide additional regulatory capital required for an underwriting participation. The loan was repaid in September 2006 with interest at the rate of 9% per annum, which amounted to $22.

In December 2006, Ladenburg received a temporary subordinated loan in the amount of $2,000 from the Company, $12,000 from Dr. Frost and $8,000 from its clearing firm to provide additional regulatory capital required for an underwriting participation. The temporary subordinated loan from LTS and Dr. Frost was subordinated by its terms to the loan from the clearing broker. The loan was repaid during the same month,

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

with interest at the rate of LIBOR plus 2% per annum, which amounted to $49. In addition, Dr. Frost was paid a commitment fee of $50.

In October 2007, Ladenburg received a temporary subordinated loan in the amount of $72,000 from an affiliate of Dr. Frost to provide additional regulatory capital required for additional underwriting participations. The loan was repaid during the following month, with interest at the rate of LIBOR plus 2% per annum, which amounted to $354. In addition, the Company paid the lender a commitment fee of $420.

The Company estimates that, at December 31, 2008 and 2007, the fair value of fixed interest notes payable to the former principal shareholder of Investacorp, former Triad shareholders and to Frost Gamma approximates their carrying values based on anticipated current rates at which similar amounts of debt could currently be borrowed.

12.	Commitments and Contingencies

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

Year Ending	Lease	Sublease
December 31,	Commitments	Rentals	Net

2009	$6,820	$4,799	$2,021
2010	6,634	4,124	2,510
2011	6,526	3,358	3,168
2012	5,817	3,340	2,477
2013	5,778	3,340	2,438
Thereafter	7,603	4,614	2,989

Total	$39,178	$23,575	$15,603

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires that a cost associated with an exit or disposal activity be recorded at its fair value when a liability has been incurred. For operating leases, a liability for continued costs under the lease for its remaining term without economic benefit to the entity is recognized and measured at its fair value when the entity stops using the right conveyed by the lease (the “cease-use date”). The fair value of the liability at the “cease-use date” is determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. In November 2007, the Company entered into an agreement with the landlord to amend the lease for its former New York City office to surrender a third floor which had been subleased by the Company. In consideration, the landlord gave up an option to require the Company to occupy additional space and agreed to an annual rent abatement of approximately $79 through June 2015, the expiration of the lease term, with respect to the remaining leased floors. As a result in 2007, the liability with respect to the lease obligation, which amounted to $589 at December 31, 2006, was reduced by $439 with a corresponding reduction of occupancy expense. As of December 31, 2008, after reduction for rent paid under the lease ($3,449), net of sublease income ($3,509) received during the year, a liability for $75 was included in accounts payable and accrued liabilities.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred rent of approximately $3,863 and $1,566 at December 31, 2008 and 2007, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

Litigation and Regulatory Matters

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part; in July 2006, Ladenburg’s motion to reconsider portions of that decision was denied. A motion to dismiss certain of the claims as re-pleaded by plaintiff is currently pending. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. On April 9, 2007, the Court issued an order staying the action pending the final outcome of an arbitration involving parties other than Ladenburg. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In December 2005, a suit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg and a Ladenburg employee. The plaintiff alleged, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty and breach of contract. The plaintiff seeks compensatory damages in excess of $100,000. In December 2008, the Court issued a decision granting Ladenburg’s motion for summary judgment dismissing the complaint; the plaintiff has filed a notice of appeal. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In July 2008, a suit was filed in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida, by BankAtlantic and BankAtlantic Bancorp, Inc. against Ladenburg and a former Ladenburg research analyst. The plaintiffs alleged, among other things, that research reports issued by defendants were false and defamatory, and that defendants are liable for defamation per se and negligence; the amount of the alleged damages is unspecified. The defendants’ motion to dismiss the case was denied in September 2008. The Company believes that the allegations are without merit and intends to vigorously defend against them.

In the ordinary course of business, the Company’s subsidiaries are defendants in litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

proceedings. Where the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has included an estimation of such amount in accounts payable and accrued liabilities.

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company has accrued liabilities in the amount of approximately $460 at December 31, 2008 and $768 at December 31, 2007 in respect to these matters. With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Deferred Underwriting Compensation

Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated in. These clients are Specified Purpose Acquisition Companies (SPACs) and the payment of deferred fees is contingent upon the SPACs completing business combinations. Such fees and their related expenses are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During 2008 and 2007, Ladenburg received deferred fees of $5,300 and $9,700, respectively, (included in investment banking revenues) and incurred commissions and related expenses of $2,100 and $3,500, respectively.

13.	Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Company’s three principal broker-dealer subsidiaries, Ladenburg, Investacorp and Triad, do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing brokers, which maintain the customers’ accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as each of Ladenburg, Investacorp and Triad has agreed to indemnify their clearing brokers for any resulting losses. Each of Ladenburg, Investacorp and Triad continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Ladenburg, Investacorp and Triad securities transactions are primarily provided by one clearing broker, a large financial institution. At December 31, 2008 and 2007, substantially all of the securities owned and the amounts due from clearing brokers reflected in the consolidated statements of financial condition are positions held at and amounts due from this one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of December 31, 2008 and 2007, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg and Triad sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at market values of the related securities and Ladenburg and Triad will incur a loss if the market value of the securities increases subsequent to December 31, 2008.

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

14.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is be funded using approximately 15% of the Company’s EBITDA, as adjusted. As of December 31, 2008, 916,424 shares had been repurchased for $1,673 under the program.

Warrants

As of December 31, 2008, outstanding warrants to acquire the Company’s common stock were as follows:

	Exercise	Number of
Expiration Date	Price	Shares

2013	$.95	500,000
2016	.94	1,500,000
2016	.96	2,900,000
2017	1.91	2,000,000

		6,900,000

15.	Earnings Per Share

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share. The computations of basic and diluted per share data for December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net (loss) income	$(20,263)	$9,391	$4,659

Basic weighted average shares	165,812,495	157,355,540	148,693,521
Effect of dilutive securities:
Common stock options	—	8,343,776	3,826,008
Warrants to purchase common stock	—	1,354,148	127,754
Common stock held in escrow	—	1,431,005	440,678

Dilutive potential common shares	—	11,128,929	4,394,440

Weighted average common shares outstanding and dilutive potential common shares	165,812,495	168,484,469	153,087,961

Net (loss) income per share:
Basic and diluted	$(0.12)	$0.06	$0.03

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

During 2008, 2007 and 2006, options and warrants to purchase 28,862,415, 10,569,166, and 4,976,583 common shares, respectively, were not included in the computation of diluted (loss) income per share as the effect would have been anti-dilutive.

16.	Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under the Purchase Plan at a 5% discount from the market price of LTS’s common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2008, 196,305 shares of LTS common stock were issued to employees under this plan, at prices ranging from $0.684 to $1.78; during 2007, 183,308 shares were issued at prices ranging from $1.86 to $2.54 per share; and during 2006, 248,298 shares were issued at prices ranging from $0.95 to $1.37, resulting in a capital contribution of $285, $407 and $267 for 2008, 2007 and 2006, respectively.

Amended and Restated 1999 Performance Equity Plan

In 1999, the Company adopted the Option Plan which provides for the grant of stock options and stock purchase rights to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. On November 1, 2006, the Company’s shareholders approved an amendment to the Option Plan to increase the number of shares of common stock available for issuance under the plan from 10,000,000 to 25,000,000 and to increase the annual limit on grants to any individual from 1,000,000 shares to 1,500,000 shares. Awards include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The compensation committee of the board of directors of LTS administers the Option Plan. Stock options granted under the Option Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through May 27, 2009 and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee (“10% Shareholder”) who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS). The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’s common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. Options granted under the Option Plan generally vest in equal amounts on each of the anniversaries over three or four years. As of December 31, 2008, there were options to purchase 4,884,368 shares of common stock available for issuance under the Option Plan.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

A summary of the status of the Option Plan at December 31, 2008 and changes during the years ended December 31, 2008, 2007 and 2006 are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding, December 31, 2005	8,637,770	$0.97	7.98	$43

Granted	3,775,000	0.95
Exercised	(721,192)	0.68
Forfeited	(648,267)	0.86
Expired	—	—

Options outstanding, December 31, 2006	11,043,311	0.99	7.92	4,458

Granted	4,735,000	2.23
Exercised	(1,874,477)	0.70
Forfeited	(820,418)	1.55
Expired	—	—

Options outstanding, December 31, 2007	13,083,416	1.44	8.01	10,332

Granted	4,068,500	1.75
Exercised	(901,867)	0.58
Forfeited	(537,634)	1.87
Expired	—	—

Options outstanding, December 31, 2008	15,712,415	$1.56	7.69	$343

Vested or expected to vest	12,994,021	$1.52	7.47	$336

Options exercisable, December 31, 2008	6,380,089	$1.39	6.16	$243

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the Option Plan. A summary of the status

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

of these options granted outside the Option Plan at December 31, 2008 and changes during the years ended December 31, 2008, 2007 and 2006 are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding, December 31, 2005	14,000,000	$0.58	9.32	$0

Granted	1,500,000	1.05
Exercised	(1,200,000)	0.50
Forfeited	(5,800,000)	0.63
Expired	—	—

Options outstanding, December 31, 2006	8,500,000	0.63	8.50	5,008

Granted	3,000,000	1.91
Exercised	(2,500,001)	0.52
Forfeited	(1,249,999)	0.64
Expired	—	—

Options outstanding, December 31, 2007	7,750,000	1.16	8.52	7,434
Granted	—	—
Exercised	(1,500,000)	0.51
Forfeited	—	—
Expired	—	—

Options outstanding, December 31, 2008	6,250,000	$1.32	7.83	$334

Vested or expected to vest	5,842,489	$1.35	7.87	$315

Options exercisable, December 31, 2008	1,825,021	$1.52	8.31	$0

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2008, 2007 and 2006 was $1.17, $1.70 and $0.86, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	99.9%	127.3%	125.8%
Risk-free interest rate	3.13%	4.34%	4.85%
Expected life (in years)	6.2	6.2	6.0

During 2008, 2007 and 2006, the Company considered guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the 2008, 2007 and 2006 grants. The weighted average expected life for the 2008, 2007 and 2006 grants of 6.2, 6.2 and 6 years, respectively, reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

2008, 2007 and 2006 option grants is based on historical volatility over the same number of years as the expected life, prior to the option grant date.

As of December 31, 2008, there was $11,476 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 2.20 years.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 amounted to $3,492, $5,828 and $1,277, respectively. Tax benefits related to option exercise were not deemed to be realized as net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises and the deferred tax assets related to those net operating losses have been fully reserved.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the years ended December 31, 2008, 2007 and 2006, non-cash compensation expense relating to stock option agreements granted employees amounted to $5,856, $2,862 and $762, respectively. Also, the non-cash compensation expense related to warrants granted to employees in connection with the Capitalink acquisition amounted to $142, $854 and $285 in 2008, 2007 and 2006, respectively. (See Note 3.)

On September 1, 2005, the Company granted to certain advisors options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.51 per share under the Option Plan. The options, which expire on August 31, 2015, vest 25% on each of the first four anniversaries of the date of grant. The Company recorded a charge of $221, $397 and $312 for the fair value of the options for the years ended December 31, 2008, 2007 and 2006, respectively, based on the Black-Scholes option pricing model. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting date.

Employee Stock Purchase Agreements

In 2005, the Company entered into several employment agreements with newly hired employees, under which the Company sold common stock to the employees. Where the sales price was below the fair market value of the stock on the effective date of the agreements, the Company recorded unearned stock-based compensation expense aggregating $1,587, representing the difference between fair market value of the common stock and the sales price. Such compensation was amortized over the initial term of the employees’ employment agreements, which were generally one to two years. During the years ended December 31, 2007 and 2006, the Company recorded amortization of non-cash compensation expense of $90 and $803, respectively, relating to these sales of its common stock to new employees at prices below fair market value. At December 31, 2007, such compensation was fully amortized.

17.	Investment in Fund Manager

On August 31, 2006, the Company issued to an individual seven-year warrants (“FVF Warrants”) to purchase 1,500,000 shares of LTS common stock at an exercise price of $0.95 per share. The FVF Warrants were issued in connection with the Company’s acquisition of a 10% interest in FVF Partners, LLC (“FVF”), the general partner of the Florida Value Fund LLP, a private equity fund formed by this individual focused on mid-market companies in Florida. FVF, in exchange for management services, is entitled to a percentage of profits of the fund. The FVF Warrants are exercisable as to 500,000 shares immediately and were scheduled to become

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

exercisable as to 500,000 shares on each of August 31, 2007 and 2008. The Company’s executive committee determined that the Company’s investment was not economically beneficial to the Company. Accordingly, the warrants scheduled to be exercisable in August 2007 and 2008 did not vest and the Company has valued its investment in FVF at $399 based on the value of the 500,000 vested warrants. Also, the Company earned an additional 1.7% interest in FVF valued at $68 as compensation for introducing investors to FVF. The investment in FVF is accounted for under the equity method. The excess of the carrying value of the investment over the Company’s share of the underlying book value of FVF is being amortized over an estimated life of seven years.

18.	Segment Information

As a result of the Investacorp acquisition on October 19, 2007, the Company had two operating segments. For periods prior to October 19, 2007, the Company operated in only one segment. The Ladenburg segment includes Ladenburg’s retail and institutional securities brokerage, investment banking, asset management and investment activities. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad to the independent registered representative community from the dates of acquisition.

Segment information for the years ended December 31, 2008 and 2007 follows:

		Independent
		brokerage and
2008	Ladenburg	advisory services(1)	Corporate	Total

Revenues	$41,997	$79,190	$(217)	$120,970
Pre-tax (loss) income	(8,140)	203	(11,307)	(19,244)
Identifiable assets	24,802	73,343	3,523	101,668
Depreciation and amortization	1,386	1,809	97	3,292
Interest	35	29	4,470	4,534
Capital expenditures	453	93	—	546
2007
Revenues	$83,313	$12,191	$322	$95,826
Pre-tax income (loss)	18,435	411	(8,942)	9,904
Identifiable assets	61,309	50,644	2,179	114,132
Depreciation and amortization	1,109	285	97	1,491
Interest	839	1	1,464	2,304
Capital expenditures	395	—	—	395

(1)	Includes Investacorp from October 19, 2007 and Triad from August 13, 2008.

19.	Related Party Transactions

Commencing in 2006, the Company leased office space from an entity affiliated with Dr. Frost, the Company’s Chairman of the Board, under a month-to-month lease. In 2007, the Company entered into a lease with the affiliated entity which expires in January 2012 and which provides for minimum annual payments of $490. Rent expense under such leases amounted to $464, $392 and $33 in 2008, 2007 and 2006, respectively.

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

Howard Lorber, vice-chairman of the Company’s board of directors, is a consultant to (and, prior to January 2005, was the chairman of) Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for the Company. These commissions amounted to approximately $51, $61 and $23 in 2008, 2007 and 2006, respectively.

In May 2008, upon the completion of the Punk Ziegel merger, the Company paid $250 to the then brother-in-law of Mark Zeitchick, an executive vice president and director of the Company, as payment for introducing the Company to Punk Ziegel.

See Note 11 for information regarding loan transactions involving related parties.

20.	Quarterly Financial Data (Unaudited)

	Quarters
	1st		2nd	3rd		4th

2008:
Revenues	$28,791	(b)	$25,232	$31,272	(b),(c),(d)	$35,674	(c),(d)
Expenses	29,851	(a),(b)	30,376 (a)	36,273	(a),(b)	43,714	(a)

Loss before income taxes	$(1,060)		$(5,144)	$(5,001)		$(8,040)

Net loss	$(1,033)		$(5,233)	$(5,691)		$(8,306)

Basic and diluted loss per common share	$(0.01)		$(0.03)	$(0.03)		$(0.05)

Basic and diluted weighted average common shares	161,501,065		162,709,005	167,303,935		171,655,110

(a)	Includes $1,569, $1,498, $1,538 and $1,660 charge for non-cash compensation in the first, second, third and fourth quarters 2008, respectively.
(b)	Includes $2,411 of revenue and $865 of expenses in the first quarter 2008, and $2,878 of revenue and $1,196 of expense in the third quarter 2008 resulting from deferred fees from SPAC transactions.
(c)	Includes $5,339 in the third quarter, and $15,851 in the fourth quarter of Triad revenues.
(d)	Includes $305 gain on sale of BSE membership the third quarter 2008 and $214 gain on the sale of AMEX in the fourth quarter 2008.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

	Quarters
	1st		2nd		3rd	4th

2007:
Revenues	$15,920		$18,527		$10,452	$50,927	(c),(d)
Expenses	14,979	(a)	18,416	(a),(b)	12,665 (a)	39,862	(a),(d)

Income (loss) before income taxes	$941		$111		$(2,213)	$11,065

Net income (loss)	$874		$17		$(2,098)	$10,598

Basic income (loss) per common share(e)	$0.01		$0.00		$(0.01)	$0.07

Diluted income (loss) per common share	$0.01		$0.00		$(0.01)	$0.06

Basic weighted average common shares	154,092,696		155,103,973		159,826,786	160,303,297
Diluted weighted average common shares	167,542,100		167,742,762		159,826,786	169,016,762

(a)	Includes $1,318, $1,406, $1,715 and $2,255 charge for non-cash compensation in the first, second, third and fourth quarters 2007, respectively.
(b)	Includes loss on extinguishment of debt of $1,833 in the second quarter 2007.
(c)	Includes $12,191 of Investacorp revenues in the fourth quarter 2007.
(d)	Includes $9,700 of revenue and $3,500 of expenses resulting from deferred fees from SPAC transactions in the fourth quarter 2007.
(e)	The sum of the quarterly basic income (loss) per share does not equal the basic income (loss) per share for the year, because per share data for each quarter and for the year are independently computed.