Form 10-K/A
period 2008-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2009-04-30
CIK 1029730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
     As of April 24, 2009, there were 167,256,761shares of the registrant’s common stock outstanding.
Documents Incorporated By Reference:
None

EXPLANATORY NOTE
     Ladenburg Thalmann Financial Services Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (“Original 10-K”).
     This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

LADENBURG THALMANN FINANCIAL SERVICES INC.
Form 10-K
     i

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Listed below are the names, ages and positions of our current directors and executive officers at April 30, 2009. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors.

Name	Age	Position
Henry C. Beinstein	66	Director

Robert J. Eide	56	Director

Phillip Frost, M.D.	72	Chairman of the Board

Brian S. Genson	60	Director

Saul Gilinski	54	Director

Dr. Richard M. Krasno	67	Director

Richard J. Lampen	55	President, Chief Executive Officer and Director

Howard M. Lorber	60	Vice Chairman of the Board

Jeffrey S. Podell	68	Director

Richard J. Rosenstock	56	Director

Mark Zeitchick	44	Executive Vice President and Director

Brett Kaufman	37	Vice President and Chief Financial Officer
     Henry C. Beinstein, 66 years old, has been a member of our board of directors since May 2001. Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since 2004. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Mr. Beinstein has also been a director of Castle Brands Inc., an NYSE Amex listed company in the spirits business, since January 2009. Since January 2005, Mr. Beinstein has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, and has been a money manager and an analyst and registered representative of such firm since August 2002. He retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand.
     Robert J. Eide, 56 years old, has been a member of our board of directors since May 2001. He has been the chairman and chief executive officer of Aegis Capital Corp., a broker-dealer and a FINRA member firm, since 1984. Mr. Eide also serves as a director of Nathan’s Famous, Inc., a chain of fast food restaurants, and Vector Group.

     Phillip Frost, M.D., 72 years old, has been chairman of our board of directors since July 2006 and he has been a member of our board of directors since March 2004. He also served as a member of our board of directors from May 2001 until July 2002. Since January 2006, Dr. Frost has served as vice chairman of the board of directors of Teva Pharmaceutical Industries Ltd., which is among the top 20 pharmaceutical companies in the world and is the leading generic pharmaceutical company. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a specialty healthcare company focused on the development of agents for ophthalmic disease and diagnostic imaging systems that complement OPKO’s therapeutic products. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. From 1972 to 1986, Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc., and from 1987 to January 2006, he served as chairman of the board of directors and chief executive officer of IVAX Corporation. Dr. Frost has served as the chairman of the board of Ideation Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring digital media businesses, since its inception in June 2007. Dr. Frost is a director of Continucare Corporation, a provider of outpatient healthcare and home healthcare services, Northrop Grumman Corp., an aerospace company, Modigene Inc., a development stage biopharmaceutical company, and Castle Brands Inc. He is also on the Board of Regents of the Smithsonian Institution, a member of the Board of Trustees of the University of Miami, a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged, and the Mount Sinai Medical.
     Brian S. Genson, 60 years old, has been a member of our board of directors since October 2004. Mr. Genson has been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson also serves as a managing director of F1Collectors.com and F1 Action located in Buntingford, England, which is engaged in investing in the motor sport industry. Mr. Genson was also responsible for introducing Ben and Jerry’s Ice Cream Company to the Japanese market. Mr. Genson also serves as a director of Nathan’s Famous.
     Saul Gilinski, 54 years old, has been a member of our board of directors since November 2006. Mr. Gilinski has served as president and a director of Osmopharm S.A., a Swiss-based manufacturer of modified release pharmaceutical active ingredients, since 1999. He has served as the chairman of C.I. Farmacapsulas S.A., one of the largest manufacturers of pharmaceutical capsules in the world, since 1985. Since December 2003, Mr. Gilinski has served as chairman of Capscanada Corporation, a Canada-based manufacturer of pharmaceutical capsules. Since 1994, he has served as chairman of Ajix, Inc., a distribution import/export company. He is also a director of Premier Commercial Realty, Inc., one of the largest developers of commercial property in South Florida.
     Dr. Richard M. Krasno, 66 years old, has been a member of our board of directors since November 2006. Dr. Krasno has served as the executive director of the William R. Kenan, Jr. Charitable Trust and as president of the four affiliated William R. Kenan, Jr. Funds since October 1999. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980.
     Richard J. Lampen, 55 years old, has been our president and chief executive officer since September 2006 and a member of our board of directors since January 2002. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. Since October 2008, Mr. Lampen has served as interim president and chief executive officer and a director of Castle Brands Inc. From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel of New Valley, where he also served as a member of its board of directors. Since January 1997, Mr. Lampen has served as a director of CDSI Holdings Inc., an affiliate of New Valley seeking acquisitions or investments, and since November 1998 has been its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.
     Howard M. Lorber, 60 years old, has been vice chairman of our board of directors since July 2006. Previously, Mr. Lorber had been chairman of our board of directors from May 2001 to July 2006. Mr. Lorber has been president and chief executive officer of Vector Group since January 2006 and has served as a director of Vector Group since January 2001. He served as president and chief operating officer of Vector Group from January 2001 to December 2005. From November 1994 to December 2005, Mr. Lorber served as president and chief operating officer of New Valley, where he also served as a director. Mr. Lorber was chairman of the board of directors of Hallman & Lorber Assoc. Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; a stockholder and a registered representative of Aegis Capital Corp. since 1984; chief executive officer from November 1993 to December 2006 and executive chairman of the board of directors since January 2007 of Nathan’s Famous; and a director of United Capital Corp., a real estate investment and diversified manufacturing company. He is also a trustee of Long Island University.

     Jeffrey S. Podell, 68 years old, has been a member of our board of directors since October 2004. Mr. Podell has been the chairman of the board and president of Newsote, Inc., a privately-held holding company, since 1989. He also serves as a director of Vector Group.
     Richard J. Rosenstock, 56 years old, has been a member of our board of directors since August 1999. From May 2001 until December 2002, Mr. Rosenstock served as vice chairman of our board of directors and from August 1999 until December 2002, served as our chief operating officer. He also served as our president from August 1999 until May 2001. Since January 2003, Mr. Rosenstock has been a registered representative of Ladenburg Thalmann & Co. Inc., one of our broker-dealer subsidiaries. Mr. Rosenstock was affiliated with Ladenburg Capital Management Inc., one of our subsidiaries, from 1986 until December 2002, serving from May 2001 as Ladenburg Capital Management’s chief executive officer. From January 1994 until May 1998, he served as an executive vice president of Ladenburg Capital Management and was its president from May 1998 until November 2001.
     Mark Zeitchick, 44 years old, has been our executive vice president since September 2006 and a member of our board of directors since August 1999. From August 1999 until December 2003, Mr. Zeitchick served as one of our executive vice presidents. Mr. Zeitchick has also been president and chief executive officer of Ladenburg Thalmann & Co. Inc. since September 2006 and a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick has also been affiliated with Ladenburg Capital Management since October 1993. Mr. Zeitchick has been Ladenburg Capital Management’s co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital Management. From May 2001 until November 2001, he served as chairman of Ladenburg Capital Management, and became co-chairman in November 2001.
Executive Officers
     Besides Messrs. Lampen and Zeitchick, who are also directors, we have one additional executive officer.
     Brett Kaufman, 37 years old, became a vice president in March 2008 and became our chief financial officer in April 2008. From April 1999 until March 2008, Mr. Kaufman was employed at Bear, Stearns & Co. Inc., serving in various capacities and most recently as managing director and director of financial planning and analysis in the Controller’s Group. While at Bear Stearns, Mr. Kaufman was responsible for providing strategic leadership and oversight for the company’s financial reporting, planning, budgeting and forecasting initiatives on a worldwide basis. From October 1994 until April 1999, Mr. Kaufman was in the Audit and Business Advisory Services division of PricewaterhouseCoopers LLP. He holds a B.S. in Accounting from Binghamton University and is a certified public accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended December 31, 2008.
Code of Ethics
     In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. The code of ethics is available at www.ladenburg.com/CodeofEthics.pdf.
Corporate Governance
Nominating Committee Information
     Our nominating committee oversees the selection of director nominees. The nominating committee considers persons identified by its members, management, investors, investment bankers and others. The nominating committee does not have a written charter, nor does it have any formal criteria for nominees. However, we feel that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure and be willing to devote significant time to the promotion of the oversight duties of the board of directors of a public company. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee
     Our board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Henry C. Beinstein (Chairman), Robert J. Eide, Saul Gilinski and Jeffrey S. Podell comprise our Audit Committee. Our board has determined that each member of the audit committee is an independent director and is financially literate as required by applicable SEC and NYSE Amex rules.
     Under its written charter, which was amended and re-adopted on March 24, 2009 and is available at http://www.ladenburg.com/LTFinancialServices.asp under the heading “Audit Committee Charter,” our audit committee’s responsibilities include, among other things:
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
Financial Expert on Audit Committee
     Our board has determined that Mr. Beinstein is our “audit committee financial expert” (as defined in Item 407(d)(5)(ii) of Regulation S-K) and that he is “independent” under applicable NYSE Amex rules applicable to audit committee members.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
     Henry C. Beinstein, Robert J. Eide, Brian S. Genson and Dr. Richard Krasno, each of whom is an independent director, currently comprise our compensation committee. The committee’s responsibilities include:
•	establishing the general compensation policy for our executive officers, including our chief executive officer;

•	administering our Qualified Employee Stock Purchase Plan (“QESPP”) and our Amended and Restated 1999 Performance Equity Plan (“1999 Equity Plan”); and

•	in administering each of these plans, determining who participates in the plans, establishing performance goals, if any, and determining specific grants and awards to the participants.
     Our compensation committee has established compensation policies designed to provide competitive compensation levels that integrate pay with our annual performance and reward above average corporate performance, recognize individual initiative and achievements and assist us in attracting and retaining qualified executives. Our compensation committee may engage outside advisors, experts and others to assist it in determining executive compensation. As discussed below, our compensation committee engaged GK Partners in 2008 in connection with certain stock option grants. GK Partners provided services solely to our compensation committee and did not otherwise receive any professional fees from us.
     The compensation committee makes all final determinations with respect to executive officers’ compensation, based on an appraisal of our financial status. Our chief executive officer may make recommendations to the compensation committee relating to the compensation of executive officers, but the compensation committee has full autonomy in determining executive compensation. The compensation committee also considers and approves all director compensation other than standard fees for board and committee service.
     We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly-held companies in the financial services industry. We seek to stay apprised of the cash and equity compensation practices of publicly-held companies in the financial services industry through the review of such companies’ public reports and through other resources, including industry publications.
     Our compensation committee is charged with performing an annual review of our executive officers’ cash and other compensation to determine whether we provide adequate incentives and motivation to executive officers and whether the compensation we provide to our executive officers is comparable to the compensation provided to other executive officers in similarly situated companies.
     Our executive officers generally receive the following forms of compensation:
•	a base salary, which is not anticipated to be the sole component of total annual cash compensation;

•	brokerage commissions, if the executive is a registered representative, with respect to customer accounts for which such executive is the designated account representative;

•	a discretionary cash bonus; and

•	a stock option grant.
     Although our compensation committee reviews total compensation, the various elements of compensation are not inter-related. For instance, if options previously granted to an executive officer have an exercise price that is greater than the current market price of our common stock due to a decrease in our stock price, the amount of compensation paid to such executive officer for the next year is not increased or otherwise adjuted to compensate for such decrease. Similarly, if options become extremely valuable due to a rising stock price, the amount of compensation for the next year is not decreased or otherwise affected. A full description of the agreements we have with our executive officers is set forth below under the caption “Compensation Arrangements for Executive Officers.”

Compensation Components
     The four primary compensation components are base salary, brokerage commissions (for those officers who are registered representatives), cash bonuses and equity awards. We discuss each of these items in more detail below.
     Base Salary. Generally, we set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We seek to maintain base salary amounts at or near the industry norms, while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. We review base salaries annually, subject to terms of employment agreements, and our compensation committee seeks to adjust base salaries to realign them with industry norms after taking into account individual responsibilities, performance and experience.
     Brokerage Commissions. If an executive is a registered representative, part of the executive’s total compensation is a percentage of the brokerage commissions for customer accounts for which such executive is the designated account representatives. We believe this form of additional compensation helps incentivize our executives who are registered representatives. For fiscal 2008, Mark Zeitchick was the only executive officer who was paid brokerage commissions.
     Discretionary Cash Bonus. We grant discretionary cash bonuses to executives and directors. This is an important part of executive compensation. These bonuses may exceed base salary amounts and are more closely tied to company and individual performance. Our compensation committee establishes bonus amounts by taking account of, among other things, individual performance, growth in our business through organic growth and acquisitions, satisfaction of financial goals, including EBITDA, as adjusted, changes in shareholder value and the business environment in which we operated during the year. We believe that EBITDA, as adjusted, is correlated to shareholder value creation and therefore is one of the appropriate measures to consider in determining executive compensation. EBITDA, as adjusted, is intended to minimize or eliminate the effect of items that do not directly reflect our performance or individual executive performance. While the compensation committee considers the foregoing factors, the actual bonus amount for each executive officer is based on the compensation committee’s subjective assessment of both our overall performance for the year, in the context of the business environment in which we operated, and the contribution which each such individual made to that performance. The compensation committee believes that a discretionary bonus plan is appropriate because objective, short-term financial measures may not fully reflect the underlying reasons for our performance and will not reflect individual executive performance.
     In 2008, we granted a $150,000 cash bonus to each of Richard Lampen, our president and CEO, and Mark Zeitchick, our executive vice president and the president and CEO of Ladenburg Thalmann & Co. Inc.; a $100,000 cash bonus to Brett Kaufman, our vice president and chief financial officer, in accordance with the terms of his employment letter; and a $60,000 cash bonus to Ms. Chillemi, our former vice president and chief financial officer and current senior vice president and chief financial officer of Ladenburg Thalmann & Co. Inc.. We also granted a $150,000 cash bonus to each of Dr. Phillip Frost, our chairman, and Howard Lorber, our vice-chairman. These bonuses were based on the contributions made by these individuals to our performance in 2008, including the development of new business. An additional consideration for the bonuses for Messrs. Lampen and Zeitchick was the successful expansion of our independent broker-dealer business through the Triad acquisition.
     Equity Awards. We grant stock options and other stock-based awards to incentivize executives for long-term performance and to provide an appropriate balance between our long-term and short-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success. The compensation committee develops its equity award determinations based on its judgment as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. We generally grant options that vest over a period of three or four years beginning on the first anniversary of the grant date. We believe that this vesting schedule contributes significantly to the retention of our executive officers because they must remain employed for at least one year before they can realize any potential value from an option grant and will need to continue in our employ for a period of years in order to realize the maximum potential value.
     Equity awards are granted generally through the 1999 Equity Plan, which was adopted by our shareholders in August 1999 and most recently amended in November 2006. The 1999 Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may be granted only until May 26, 2009. The 1999 Equity Plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our compensation committee. To the extent permitted under the provisions of the 1999 Equity Plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards.

     In October 2008, the compensation committee granted options to purchase 600,000 shares, 600,000 shares, 300,000 shares and 600,000 shares to Dr. Frost and Messrs Lampen, Lorber and Zeitchick, respectively. The exercise price for these options is $1.58 per share (a premium to the closing market price of $1.26 on the grant date) and these options vest in four equal annual installments beginning on the first anniversary of the grant date. The compensation committee engaged the services of GK Partners as consultant to help the compensation committee evaluate the stock option grants to Dr. Frost and Messrs. Lampen, Lorber and Zeitchick. Based on the opinion of GK Partners with respect to such stock option grants and on discussions with GK Partners, the compensation committee believes that the October 2008 option grants to Dr. Frost and Messrs. Lampen, Lorber and Zeitchick are reasonable and competitive with the compensation of executives and directors of similarly situated companies. In February 2008, the compensation committee granted to Brett Kaufman options to purchase 150,000 shares of our common stock at a price of $2.30 per share in connection with his employment with us.
     Other Compensation. We maintain various employee benefit plans, including medical, dental, life and disability insurance and 401(k) plans, and these plans are available to all salaried employees. We pay all medical and dental insurance premiums for certain of our executive officers.
Tax Considerations
     Section 162(m) of the Internal Revenue Code generally disallows a public company’s tax deduction for compensation in excess of $1 million in any taxable year paid to the chief executive officer and the four other most highly compensated officers. The effect of Section
162(m) is substantially mitigated by our net operating losses, although the amount of any deduction disallowed under Section 162(m) could increase our alternative minimum tax by up to 2% of such disallowed amount. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are satisfied. Because our shareholders approved our 1999 Equity Plan, awards under the 1999 Equity Plan generally qualify as “performance-based” compensation that is fully deductible and not subject to the Section 162(m) deduction limit. In determining executive compensation, our compensation committee considers, among other factors, the possible tax consequences. Tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws) that are beyond our control. Also, the compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For these reasons, the committee, while considering tax deductibility as one of the factors in determining compensation, does not limit compensation to those levels or types of compensation that will be deductible by us.
Compensation Committee Report
     The compensation committee has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section and, based upon the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report and proxy statement.

The Members of the Compensation Committee Henry C. Beinstein Robert J. Eide Brian S. Genson Dr. Richard M. Krasno
     Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act or the Exchange Act that might incorporate future filings made by us under those statutes, the information set forth above under the captions entitled “Compensation Committee Report” is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference in any of our prior or future filings with the SEC.

Summary Compensation Table
     The following table shows the compensation paid to our officers listed below (“Named Executive Officers”) for 2008 and 2007.

Non-Equity
				Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Period	($)	($)	($)(1)	($)	($)	($)
Richard J. Lampen chief executive officer and president (2)	2008 2007	— —	150,000 600,000	397,437 257,578	— —	— 21,500(3)	547,437 879,078

Mark Zeitchick executive vice president; president and chief executive officer of Ladenburg Thalmann & Co. Inc.	2008 2007	250,000 250,000	150,000 600,000	389,584 242,460	— —	464,089(4) 885,023(4)	1,253,673 1,977,483

Brett H. Kaufman, vice president and chief financial officer (5)	2008 2007	154,616 —	100,000 —	42,497 —	— —	54,116(6) —	351,229 —

Diane Chillemi former vice president and chief financial officer (7)	2008 2007	175,000 175,000	60,000 95,000	14,820 11,600	— —	— —	249,820 281,600

(1)	Represents the SFAS 123(R) compensation expense attributable to stock options held by each Named Executive Officer for the applicable year, whether granted in the current year or in prior years. The compensation expense, which does not take into account any estimated forfeitures, is based on the grant date fair value of each stock option grant. Assumptions used in the calculation of such amounts are included in note 16 to our audited financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the SEC on March 16, 2009.

(2)	Does not include payments to Vector Group under the management services agreement with Vector Group described under the caption “Compensation Arrangements for Executive Officers” below.

(3)	Represents fees paid during 2007 to Mr. Lampen for his service on our board of directors.

(4)	Represents commissions earned from customer accounts for which the individual is a designated account representative ($457,029 in 2008 and $881,508 in 2007) and health and dental insurance premiums paid by us.

(5)	Mr. Kaufman became a vice president in March 2008 and became our chief financial officer in April 2008.

(6)	Represents relocation expenses ($13,359), brokerage, legal and other fees in connection with the sale of his house in New York ($30,635) and legal fees in connection with the negotiation of his employment letter with us ($10,122).

(7)	Ms. Chillemi served as our vice president and chief financial officer from July 2006 until April 2008 and currently serves as the senior vice president and chief financial officer of Ladenburg Thalmann & Co. Inc.
Compensation Arrangements for Executive Officers
     Richard J. Lampen serves as our president and chief executive officer under a management services agreement with Vector Group. Under this agreement, Vector Group makes Mr. Lampen’s services available to us and will provide, upon our request, other financial and accounting resources, including assistance in complying with Section 404 of the Sarbanes-Oxley Act of 2002, in exchange for an annual fee of $600,000, payable in quarterly installments, and an indemnification by us of Vector Group. The management agreement is terminable by either party on 30 days’ prior notice. Effective July 1, 2008, this annual fee increased from $400,000 to $600,000, resulting in an aggregate payment of $500,000 for 2008.
     Mark Zeitchick serves as our executive vice president and president and chief executive officer of Ladenburg Thalmann & Co. Inc. Under his employment agreement, Mr. Zeitchick receives an annual base salary of $250,000, a percentage of commissions from customer accounts for which he is a designated account representative and a discretionary bonus. The agreement’s initial term ended on December 31, 2007, but the agreement automatically renews for successive one year periods unless terminated by either party upon 30 days’ prior written notice. The current term of the agreement is through December 31, 2009.

     Since April 2008, Brett Kaufman has served as our chief financial officer under the terms of an employment letter providing for a $200,000 annual base salary. He is also eligible for an annual discretionary bonus, which was $100,000 for 2008. The employment letter has an initial term expiring December 31, 2009, subject to automatic one-year renewals. Also, we paid $54,116 for Mr. Kaufman’s relocation expenses, for brokerage, legal and other fees in connection with the sale of his house in New York and for Mr. Kaufman’s legal fees in connection with the negotiation of his employment letter with us. On March 25, 2008, we granted to Mr. Kaufman an option to purchase 150,000 shares with an exercise price of $2.30 per share. The options vest and become exercisable in four equal annual installments beginning on the first anniversary of the grant date.
     Diane Chillemi currently serves as Ladenburg Thalmann & Co. Inc.’s senior vice president and chief financial officer as an “at-will” employee under the terms of a letter agreement and previously served as our vice president and chief financial officer. Under the letter agreement, Ms. Chillemi receives an annual base salary of $175,000. Additionally, in connection with Ms. Chillemi’s employment, she was granted an option to purchase 100,000 shares of our common stock at $1.03 per share. The option, which expires on July 5, 2016, vested immediately as to 50,000 shares, vested as to 12,500 shares on each of July 6, 2007 and 2008 and vests as to 12,500 shares on each of July 6, 2009 and 2010.
Grants of Plan-Based Awards
     The following table shows grants made to our Named Executive Officers in 2008. The grant date fair value of option awards may not be realized by the individuals.

					All Other
		Estimated Future			Option
		Payouts Under			Awards:
		Non-Equity Incentive			Number of	Exercise or
		Plan Awards			Securities	Base Price	Grant Date
					Underlying	of Option	Fair Value of
	Grant	Threshold	Target	Maximum	Options	Awards	Option Award (1)
Name	Date	($)	($)	($)	(#)	($)	($)
Richard J. Lampen	10/31/08	—	—	—	600,000	1.58	594,000

Mark Zeitchick	10/31/08	—	—	—	600,000	1.58	594,000

Brett Kaufman	3/25/08	—	—	—	150,000	2.30	226,500

Diane Chillemi	6/3/08	—	—	—	15,000	2.30	22,050

(1)	Represents the SFAS 123(R) compensation expense attributable to stock options granted to each Named Executive Officer in the year ended December 31, 2008. The compensation expense, which does not take into account any estimated forfeitures, is based on the grant date fair value of each stock option grant. Assumptions used in the calculation of such amounts are included in note 16 to our audited financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the SEC on March 16, 2009.

2008 Outstanding Equity Awards at Fiscal Year-End
     The following table summarizes the outstanding option awards held by our Named Executive Officers at December 31, 2008.

	Option Awards
				Equity
				Incentive Plan
				Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying	Option
	Unexercised	Unexercised		Unexercised	Exercise
	Options (#)	Options (#)		Unearned	Price	Option
Name	Exercisable	Unexercisable		Options (#)	($)	Expiration Date
Richard J. Lampen	20,000	0		—	0.88	01/09/2012
	20,000	0			0.22	11/14/2012
	20,000	0			0.30	09/16/2013
	20,000	0			0.48	03/02/2015
	300,000	300,000	(1)		0.88	07/17/2016
	20,000	0			1.39	11/05/2016
	20,000	0			2.30	06/28/2017
	150,000	450,000	(2)		2.30	07/25/2017
	0	600,000	(3)		1.58	10/30/2018
Mark Zeitchick	100,000	0		—	4.0625	08/23/2009
	250,000	0			0.88	01/09/2012
	125,000	0			1.01	05/25/2014
	112,500	37,500	(4)		0.58	08/17/2015
	300,000	300,000	(1)		0.88	07/17/2016
	150,000	450,000	(2)		2.30	07/25/2017
	0	600,000	(3)		1.58	10/30/2018
Brett H. Kaufman	0	150,000	(6)	—	2.30	03/25/2018
Diane Chillemi	50,000	25,000	(5)	—	1.03	07/05/2016
		15,000	(7)		2.30	06/03/2008

(1)	These options vest in two equal annual installments beginning on July 17, 2009.

(2)	These options vest in three equal annual installments beginning on July 25, 2009.

(3)	These options vest in four equal installments beginning October 30, 2009.

(4)	These options vest on August 18, 2009.

(5)	These options vest in two equal annual installments beginning on July 5, 2009.

(6)	These options vest in four equal annual installments beginning on March 25, 2009.

(7)	These options vest in four equal installments beginning on June 3, 2009
Option Exercises and Stock Vested
     The following table summarizes option exercises and vesting of stock awards for fiscal 2008 for each Named Executive Officer.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares
	Acquired on	Realized on	Acquired	Value Realized
	Exercise	Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Richard J. Lampen	—	—	—	—
Mark Zeitchick	—	—	—	—
Brett H. Kaufman	—	—	—	—
Diane Chillemi	25,000	21,875	—	—

Pension Benefits
     Other than our 401(k) plan, we do not maintain any other plan that provides for payments or other benefits at, following, or in connection with retirement.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
     We do not maintain any nonqualified defined contribution or other nonqualified deferred compensation plans.
Amended and Restated 1999 Performance Equity Plan
     The 1999 Equity Plan was initially adopted by our shareholders on August 23, 1999, with amendments to the plan approved by our shareholders on May 7, 2001, November 6, 2002 and November 1, 2006. The 1999 Equity Plan provides for the issuance of up to 25,000,000 shares of our common stock to our officers, directors, key employees and consultants in the form of incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards, with a maximum award to any holder in any calendar year not to exceed 1,500,000 shares of common stock in the aggregate. The 1999 Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until May 26, 2009. Non-qualified stock options may be granted after May 26, 2009 to the extent that shares are available for issuance under the 1999 Equity Plan. The plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our compensation committee. To the extent permitted by the plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards. As of December 31, 2008, we had 4,884,368 shares of common stock available for issuance under the 1999 Equity Plan.
Stock Options and Warrants Issued Outside of Equity Plan
     As of December 31, 2008, stock options issued outside of the 1999 Equity Plan to purchase an aggregate of 6,250,000 shares of our common stock at exercise prices ranging from $0.47 per share to $1.91 per share and warrants to purchase 6,900,000 shares of our common stock at exercise prices ranging from $0.94 per share to $1.91 per share were outstanding. See “Equity Compensation Plan Information” below.
Qualified Employee Stock Purchase Plan
     On November 6, 2002, our shareholders approved the QESPP, under which a total of 5,000,000 shares of our common stock are available for issuance. On November 1, 2006, our shareholders approved an amendment to increase the number of shares available for issuance under the plan to 10,000,000 shares. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock during designated periods. Designated periods have been initially set at three months long and commence on January 1 st , April 1 st , July 1 st and October 1 st of each year and end on March 31st , June 30 th , September 30 th and December 31 st of each year. On the first day of each such period, known as the “date of grant,” each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an “exercise date.” On the exercise date, amounts withheld during the period will be applied to purchase shares for the employee from us. The purchase price will be 95% of the last sale price of our common stock on the exercise date. As of December 31, 2008, 3,834,768 shares of common stock had been issued under the QESPP.

Potential Termination or Change in Control Payments
     Mark Zeitchick, Brett H. Kaufman and Diane Chillemi have employment agreements with us that provide for potential payments in the event of their termination.
     Under Mr. Zeitchick’s employment agreement, if his employment is terminated for any reason other than death, we are required to pay to Mr. Zeitchick all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for him and his family, providing coverage no less extensive than that in effect on the date hereof, and pay for any required deductibles under such insurance, until the earlier of (i) two years after his termination or (ii) until he receives similar coverage, without pre-existing condition limitations, after the expiration of any waiting periods, from a subsequent employer, as well as the cost of insurance, hospitalization, medical or other benefits we make available to our employees. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2008 for any reason other than his death was approximately $13,895. In the event of Mr. Zeitchick’s death, we are required to pay to, or on behalf of, Mr. Zeitchick’s spouse or designated beneficiary, if he is survived by a spouse or designated beneficiary, or if not, to his estate, for one year from the date of death, all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for his family, providing coverage no less extensive than that in effect on the date of the agreement, any required deductibles under such insurance, as well as the cost of insurance, hospitalization, medical or other benefits made available by us to our employees so that Mr. Zeitchick’s beneficiary may participate. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2008 as a result of his death was approximately $0.
     Under the letter agreement governing Ms. Chillemi’s employment with us, if her responsibilities are materially decreased, or her position is relocated outside of the Long Island, New York area, she has the right to receive a severance payment of approximately $43,750 (13 weeks of salary) and will be entitled to receive the cost of her COBRA premium for medical and dental coverage for the lesser of 18 months or when comparable coverage can be provided from a subsequent employer. The total estimated payment in the event Ms. Chillemi’s employment had been terminated on December 31, 2008 as a result of the above circumstances was approximately $54,584.
     Under the terms of the employment letter with our current vice president and chief financial officer, Brett Kaufman, we are required to pay Mr. Kaufman a severance amount equal to his annual base salary ($200,000 at December 31, 2008) due to his termination by us without “Cause” or by him for “Good Reason.” In the event that Mr. Kaufman’s employment is terminated due to death or “Disability,” Mr. Kaufman will be entitled to receive a pro-rata bonus for the year of termination based on his bonus for the prior year ($100,000 in the case of any termination in 2008). Also, Mr. Kaufman and his family will be entitled to receive subsidized health and dental benefits for a period of up to 18 months following any termination due to death, “Disability,” without “Cause” or with “Good Reason” (approximately $24,000 at December 31, 2008). The total estimated payment in the event Mr. Kaufman’s employment had been terminated on December 31, 2008 as a result of the above circumstances was approximately $324,000.
     Mr. Kaufman’s employment letter defines “Cause”, “Disability” and “Good Reason” as follows:
•	Cause means: (i) conviction of, or the entry of a plea of guilty or nolo contendere to, a felony, (ii) alcoholism or drug addiction which materially impairs Mr. Kaufman’s ability to perform his duties, (iii) continued, intentional and willful failure to substantially and materially perform his material duties and responsibilities after receipt of written notice and failure to cure within 30 days of such notice, (iv) willful and deliberate misconduct that results, or is reasonably likely to result, in material and demonstrative harm to us or our subsidiaries or affiliates, or (v) substantial impairment from performing his duties for a period of longer than 60 consecutive days or more than 120 days as a result of an action taken by a regulatory body or self-regulatory agency.

•	Disability means that Mr. Kaufman, as a result of incapacity due to physical or mental illness, has been substantially unable to perform his normal duties for an entire period of six consecutive months, and has not returned to the substantial performance of his duties on a full-time basis within 30 days after written notice of termination is given by us after such six-month period.

•	Good Reason means: (i) a material diminution in duties or responsibilities, (ii) failure to appoint or elect Mr. Kaufman as our vice president and chief financial officer or his removal from such position, (iii) a reduction in his base salary, (iv) relocation of his office to a location outside of Miami, FL (other than in connection with travel necessary to perform his duties), or (v) a material breach by us of his employment letter, an indemnification agreement between us or any equity agreement between us, including, without limitation, the failure of any successor to all or substantially all of our assets to assume our obligations under the employment letter and the indemnification agreement.
     Also, certain of our option agreements contain clauses that provide that in the event of a change in control of our company, or upon the death or disability of the optionholder, all stock options under such an agreement become fully vested. The unrealized value of in-the-money unvested stock options subject to accelerated vesting are shown below as potential payments to the Named Executive Officers. The unrealized value was calculated by multiplying the number of unvested shares under “2008 Outstanding Equity Awards at Fiscal Year-End” above by the closing price of a share of common stock on December 31, 2008 ($0.72), then deducting the aggregate exercise price of the unvested stock options.

	Change-in-Control	Death	Disability
Name	($)	($)	($)
Richard J. Lampen	—	—	—
Mark Zeitchick	5,250	5,250	5,250
Brett H. Kaufman	—	—	—
Diane Chillemi	—	—	—
Director Compensation
     Directors who are also employees receive no cash compensation for serving as directors. Each of our non-employee directors receives annual director fees of $20,000, payable in quarterly installments. Effective in January 2008, our CEO no longer receives separate compensation for serving as a director. Audit committee, compensation committee and nominating committee members each receive an additional annual fee of $10,000, $5,000 and $5,000, respectively. The chairman of the executive committee (if he is not an employee) receives an additional annual fee of $100,000. Also, each non-employee director receives $1,000 and $500 per board and committee meeting, respectively, that he attends. Upon their election or re-election, as the case may be, we grant our non-employee directors ten-year options under our 1999 Equity Plan to purchase 20,000 common shares at fair market value on the grant date. We also reimburse directors for costs incurred in attending board and committee meetings.
     The following table summarizes non-employee director compensation for fiscal 2008.

	Fees Earned or		Stock	Option
	Paid in Cash		Awards	Awards(1)	Total
Name	($)		($)	($)	($)
Henry C. Beinstein	49,000		—	21,933	70,933
Robert J. Eide	49,000		—	21,933	70,933
Phillip Frost, M.D.	274,000	(2)	—	745,278	1,019,278
Brian S. Genson	30,500		—	21,933	52,433
Saul Gilinski	36,500		—	21,933	58,433
Richard J. Lampen	(3)		—	(3)	(3)
Howard M. Lorber	174,000	(2)	—	210,282	384,282
Dr. Richard M. Krasno	36,000		—	21,933	57,933
Jeffrey S. Podell	37,000		—	21,933	58,933

(1)	Represents the SFAS 123(R) compensation expense attributable to stock options held by each director for the applicable year, whether granted in the current year or in prior years. The compensation expense, which does not take into account any estimated forfeitures, is based on the grant date fair value of each stock option grant. Assumptions used in the calculation of such amounts are included in note 16 to our audited financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the SEC on March 16, 2009.

(2)	Includes $150,000 performance-based bonus for 2008. See “Compensation Discussion and Analysis.”

(3)	Amounts related to compensation to Mr. Lampen are reflected in the summary compensation table.
Compensation Committee Interlocks and Insider Participation
     Messrs. Beinstein, Eide, Genson and Krasno comprise our compensation committee. None of these individuals has ever served as an officer of ours or of any of our subsidiaries.
     Mr. Eide is the chairman and chief executive officer of a brokerage firm which does business with Ladenburg Thalmann & Co. Inc. in the ordinary course on customary terms. Such firm has acted as a selected dealer in several securities offerings in which Ladenburg Thalmann & Co. Inc. was an underwriter. See “Related Party Transactions” below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Share Ownership
     The table below shows the number of common shares beneficially owned as of April 24, 2009 by (i) those persons or groups known to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. Except as otherwise stated, the business address of each of the below listed persons is c/o Ladenburg Thalmann Financial Services Inc., 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137.

	Beneficial ownership of our common stock
	Number of
Name of Beneficial Owner	Shares		Percent
Phillip Frost, M.D. and related entities (1)	54,765,730	(2)	32.17%

New Valley LLC	14,172,053	(3)	8.47%

Howard M. Lorber	3,586,674	(4)	2.14%

Richard J. Rosenstock	3,004,349	(5)	1.79%

Mark Zeitchick	2,665,400	(6)	1.58%

Saul Gilinski	1,053,600	(7)	*

Richard J. Lampen	955,631	(8)	*

Dr. Richard M. Krasno	255,500	(9)	*

Henry C. Beinstein	142,835	(10)	*

Robert J. Eide	134,386	(11)	*

Jeffrey S. Podell	102,013	(12)	*

Brian S. Genson	90,000	(13)	*

Brett H. Kaufman	37,500	(14)	*

Diane Chillemi	50,000	(15)	*

All directors and executive officers as a group (13 persons)	66,843,618	(16)	39.96%

*	Less than 1 percent.

(1)	The business address of Dr. Frost, Frost Gamma Investments Trust and Frost Nevada Investments Trust is 4400 Biscayne Boulevard, 15th Floor, Miami, Florida 33137.

(2)	Represents (i) 8,772,299 shares of common stock held by Frost Gamma Investments Trust, a trust organized under Florida law (“Gamma Trust”), (ii) 43,013,431 shares of common stock held by Frost-Nevada Investments Trust (“Nevada Trust”), a trust organized under Florida law, (iii) 980,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost and (iv) 2,000,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Nevada Trust. Dr. Frost is the sole trustee of both Gamma Trust and Nevada Trust. As the sole trustee of Gamma Trust and Nevada Trust, Dr. Frost may be deemed the beneficial owner of all shares owned by Gamma Trust and Nevada Trust, respectively, by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by such trusts.

Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Securities Exchange Act of 1934, each of Dr. Frost, Gamma Trust and Nevada Trust will be deemed to be the beneficial owner of the shares held by any other such person. The foregoing information was derived from a Schedule 13D filed with the SEC on December 9, 1997, as amended, as well as from information made known to us.

(3)	New Valley LLC is wholly-owned by Vector Group Ltd. The address for New Valley LLC and Vector Group Ltd. is 100 S. E. Second Street, Miami, Florida 33131.

(4)	Represents (i) 2,719,580 shares of common stock held directly by Mr. Lorber, (ii) 301,227 shares of common stock held by Lorber Epsilon 1999 Limited Partnership, a Delaware limited partnership, (iii) 220,800 shares of common stock held by Lorber Alpha II Limited Partnership, a Nevada limited partnership, (iv) 345,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber and (v) 67 shares of common stock held of record by Citibank N.A. as custodian for the benefit of Howard Lorber Rollover IRA. Mr. Lorber indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnerships. Lorber Epsilon 1999 LLC, a Delaware limited liability company, is the general partner of Lorber Epsilon 1999 Limited Partnership. Lorber Alpha II Limited Partnership is the sole member of, and Mr. Lorber is the manager of, Lorber Epsilon 1999 LLC. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Does not include (i) the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lorber serves as an executive officer and director of its parent, Vector Group Ltd. and (ii) 340,824 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers.

(5)	Represents (i) 243,562 shares of common stock held directly by Mr. Rosenstock, (ii) 2,201,346 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, (iii) 45,000 shares of common stock held of record by the NFS/FMTC Rollover IRA for the benefit of Richard J. Rosenstock, (iv) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Richard J. Rosenstock, (v) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Roni L. Rosenstock, Mr. Rosenstock’s wife, (vi) 270,418 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock and (vii) 234,024 shares of common stock issuable upon exercise of currently exercisable warrants held by Roni L. Rosenstock.

(6)	Includes (i) 1,627,900 shares of common stock held of record by MZ Trading LLC, of which Mr. Zeitchick is the sole managing member, (ii) 887,500 shares of common stock issuable upon exercise of currently exercisable options held by MZ Trading and (iii)150,000 shares of common stock issuable upon exercise of currently exercisable options held by Mark Zeitchick.

(7)	Includes 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Gilinski. The business address of Mr. Gilinski is C.I. Farmacapsulas S.A., 1893 S.W. Third Street, Pompano Beach, Florida 33069.

(8)	Represents (i) 385,631 shares of common stock held by Mr. Lampen and (ii) 570,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lampen. Does not include the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lampen serves as an executive officer of its parent, Vector Group Ltd.

(9)	Includes 40,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Krasno. The business address of Dr. Krasno is the William R. Kenan, Jr. Charitable Trust, P.O. Box 3858, Chapel Hill, North Carolina 27515.

(10)	Includes (i) 1,532 shares of common stock held of record in the individual retirement account of Mr. Beinstein’s spouse and (ii) 120,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein. Mr. Beinstein’s business address is c/o Gagnon Securities, 1370 Avenue of the Americas, New York, New York 10019.

(11)	Includes 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Eide. Mr. Eide’s business address is c/o Aegis Capital Corp., 810 Seventh Avenue, New York, New York 10019.

(12)	Includes 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Podell. Mr. Podell’s business address is 173 Doral Court, Roslyn, New York 11576.

(13)	Includes 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Genson. Mr. Genson’s business address is 6000 Island Blvd., Aventura, FL 33160.

(14)	Includes 37,500 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Kaufman.

(15)	Includes 50,000 shares of common stock issuable upon exercise of currently exercisable options held by Ms. Chillemi.

(16)	Includes 5,904,442 shares of common stock issuable upon exercise of currently exercisable options and warrants.

Equity Compensation Plan Information
     The following table contains information at December 31, 2008 regarding our equity compensation plans.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Weighted-Average	Equity Compensation
	to be Issued Upon		Exercise Price of	Plans
	Exercise of		Outstanding	(Excluding Securities
	Outstanding Options,		Options, Warrants	Reflected in the First
Plan Category	Warrants and Rights		and Rights	Column)
Equity compensation plans approved by security holders	15,712,415		$1.56	4,884,368	(1)
Equity compensation plans not approved by security holders	13,150,000	(2)(3)(4)(5)(6)	$1.27	—

(1)	Consists of approximately 4,884,368 million shares available for future issuance under our 1999 Equity Plan.

(2)	Includes warrants to purchase 2,900,000 shares of our common stock at $0.96 per share, issued to acquire Capitalink, L.C.

(3)	Includes warrants to purchase 1,500,000 shares of our common stock at $0.94 per share, issued to acquire Broadwall Capital LLC.

(4)	Includes warrants to purchase 500,000 shares of our common stock at $0.95 per share, which we issued to acquire a 10% interest in the Florida Value Fund.

(5)	Includes warrants to purchase 2,000,000 shares of our common stock at $1.91 per share, issued to an affiliate of our chairman of the board and our principal shareholder, under a credit agreement in connection with the Investacorp acquisition.

(6)	Includes non-plan options described below.
     In 2005, we granted options with a ten-year term to newly-employed executives. At December 31, 2008, options to purchase 1,125,000 shares at $0.465 per share and options to purchase 625,000 shares at $0.645 per share were outstanding. Options to purchase 1,125,000 shares at $0.465 per share vested in March 2009 and options to purchase 625,000 shares at $0.645 per share, will vest in June 2009.
     In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC to continue as employees of Ladenburg. We granted to such individuals ten-year options to purchase an aggregate of 1,500,000 shares of our common stock exercisable at $0.94 per share. Options to acquire 825,000 shares are currently vested, and options to acquire 337,500 shares will vest on each of September 11, 2009 and 2010. At December 31, 2008, options to purchase 1,500,000 shares remained outstanding.
     In connection with the Investacorp acquisition, we granted Investacorp’s chairman options to purchase 3,000,000 shares of our common stock at $1.91 per share. These options vest over a three-year period (subject to certain exceptions) and have a ten-year term.
     At December 31, 2008, the warrants and options listed above were our only equity compensation not issued under an equity compensation plan approved by our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related party policy
     Our Code of Business Conduct and Ethics requires us to avoid related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board or audit committee. Related-party transactions are defined as transactions in which:
•	the aggregate amount involved is expected to exceed $120,000 in any calendar year;

•	we or any of our subsidiaries is a participant; and

•	any (a) executive officer, director or director nominee, (b) five percent or greater beneficial owner of our common stock, or (c) immediate family member, of the persons listed in clauses (a) and (b), has or will have a material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).
     A conflict of interest can arise when a person takes actions or has interests that may make it difficult for such person to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. Our audit committee, under its charter, reviews and approves related-party transactions to the extent we enter into such transactions.
     The audit committee considers all relevant factors when determining whether to approve a related party transaction, including:
•	whether the transaction is on terms no less favorable to us than terms generally available to an unaffiliated third-party under the same or similar circumstances; and

•	the extent of the related party’s interest in the transaction.
     A director may not participate in the approval of any transaction in which he is a related party, but must provide the audit committee with all material information concerning the transaction. Also, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related-party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
Related party transactions
     In connection with our acquisition of Investacorp in 2007, we entered into a $30,000,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Phillip Frost, our chairman of the board and our principal shareholder. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. For fiscal 2008, $30,000,000 was the largest aggregate amount of principal outstanding under this facility. In 2008, we paid to Frost Gamma $12,000,000 in principal and $2,419,854 in interest under this facility. At December 31, 2008, $18,000,000 was outstanding under this facility.
     Howard Lorber is a consultant to Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for us. These commissions were approximately $51,000 in 2008. Hallman & Lorber Associates, Inc. continues to provide services to us during 2009.
     Robert J. Eide is chairman and chief executive officer of Aegis Capital Corp., a brokerage firm which does business with Ladenburg in the ordinary course on customary terms. Such firm has acted as a selected dealer in several securities offerings in which Ladenburg was an underwriter.
     In September 2006, we entered into a management services agreement with Vector Group under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In December 2007, we amended this agreement to increase amounts payable thereunder. In consideration for such services, we pay Vector Group a $600,000 annual fee, plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in connection with providing such services, and agreed to indemnify Vector Group for any liabilities arising out of the provision of the services. The annual fee increased from $400,000 to $600,000 effective July 1, 2008, resulting in a $500,000 aggregate payment for 2008. The agreement is terminable by either party upon 30 days’ prior written notice.
     On March 30, 2007, we entered into an office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, for the five-year period ending January 31, 2012. The lease is for 15,831 square feet of space in an office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located. The rent is inclusive of operating expenses, property taxes and parking. Rental payments for 2008 amounted to approximately $500,392. We received the advice of a commercial real estate firm at the time we entered into the lease that the lease terms were as fair as could have been obtained from an unaffiliated third party.

     In May 2008, we paid a $250,000 fee to Howard Chalfin, the brother-in-law of Mark Zeitchick, our executive vice president and a director, as payment for introducing us to Punk, Ziegel & Company, L.P., an investment bank that was merged into Ladenburg Thalmann & Co. Inc.
     Richard J. Rosenstock, a director, and several members of the immediate families of our directors are employed as registered representatives of Ladenburg Thalmann & Co. Inc. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. The arrangements we have with these individuals are similar to the arrangements we have with our other registered representatives. In 2008, (i) Richard J. Rosenstock received approximately $329,718 in compensation and (ii) Richard Sonkin, the brother-in-law of Richard J. Rosenstock, received approximately $168,160 in compensation. It is anticipated that each of these individuals will receive in excess of $120,000 in compensation from us in 2009
     Steven Zeitchick, the brother of Mark Zeitchick, is an employee of Ladenburg Thalmann & Co. Inc. and received $225,000 in compensation in 2008. It is anticipated the Mr. Zeitchick will receive in excess of $120,00 in compensation from us in 2009.
Independence of Directors
     We follow the NYSE Amex rules in determining if a director is independent. Our board also consults with our counsel to ensure that the board’s determination is consistent with those rules and other relevant laws and regulations regarding director independence. In making its independence determinations, our board considered that in the ordinary course of business we may provide commercial and investment banking, financial advisory and other services to some of the independent directors and to business organizations and individuals associated with them. Our board determined that, based on available information, none of these relationships were material or affected the independence of any director. Consistent with these considerations, our board of directors has determined that Messrs. Beinstein, Eide, Genson, Gilinski, Krasno and Podell are independent directors. The other remaining directors may not be deemed independent under the NYSE Amex rules because we currently employ them or they have other relationships with us that may result in them being deemed not “independent.” All members of our audit, compensation and nominating committees are independent.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Fees to Independent Registered Public Accounting Firm for 2008 and 2007
Eisner LLP billed us the following amounts for professional services rendered for 2008 and 2007:

	2008	2007
	(in thousands)
Audit fees	$704	$593
Audit-Related fees	27	27
Tax fees	17	56
All other fees	80	195

Total fees	$828	$871
     Audit Fees include fees for services performed by Eisner LLP relating to the integrated audit of the consolidated annual financial statements and internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q and statutory and regulatory filings or engagements.
     Audit-Related Fees include fees for assurance and related services performed by Eisner LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These fees were for the audit of our 401(k) retirement plan for 2008 and 2007.
     Tax Fees include fees for professional services rendered by Eisner LLP for tax compliance, tax advice, and tax planning. The services performed include the preparation of our federal, state and local income tax returns for the tax periods ended September 30, 2008 and 2007.
     All Other Fees include fees for products and services provided by Eisner LLP, other than the services reported above. The services performed involved due diligence, review of corporate filings and research of various accounting and tax issues.
Audit Committee Pre-Approval Policy
     Our audit committee pre-approves the engagement of Eisner LLP to render audit or non-audit services. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees”, Audit-Related Fee”, “Tax Fees” and “All Other Fees” above.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
EXHIBIT INDEX

		Incorporated
		By Reference
		from	No. in
Exhibit No.	Description	Document	Document
3.1	Articles of Incorporation	A	3.1
3.2	Articles of Amendment to the Articles of	B	3.2
	Incorporation, dated August 24, 1999
3.3	Articles of Amendment to the Articles of	C	3.1
	Incorporation, dated April 3, 2006
3.4	Amended and Restated Bylaws	D	3.2
4.1	Form of common stock certificate	A	4.1
4.2	Credit Agreement, dated as of October 19, 2007, by and between the Company	E	4.1
	and Frost Gamma Investments Trust, including the form of note thereto
4.3	Non-Negotiable Promissory Note, dated as of October 19, 2007, made by the	E	4.2
	Company in favor of Bruce A. Zwigard
4.4	Pledge Agreement, dated as of October 19, 2007, by and between the Company	E	4.3
	and Bruce A. Zwigard
4.5	Non-Negotiable Promissory Note, dated as of August 13, 2008, made by	U	4.1
	Ladenburg Thalmann Financial Services Inc. in favor of Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.
4.6	Pledge Agreement, dated as of August 13, 2008, by and between Ladenburg	U	4.2
	Thalmann Financial Services Inc. and Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.
10.1	Amended and Restated 1999 Performance Equity Plan*	F	4.1
10.2	Form of Stock Option Agreement, dated as of May 7, 2001, between the	G	10.3
	Company and certain directors*
10.2.1	Schedule of Stock Option Agreements in the form of Exhibit 10.2, including	G	10.3.1
	material detail in which such documents differ from Exhibit 10.2*
10.3	Stock Option Agreement, dated as of January 10, 2002, between the Company	H	10.2
	and Richard J. Lampen*
10.4	Form of Stock Option Agreement, dated January 10, 2002, between the Company	H	10.3
	and each of Richard J. Rosenstock and Mark Zeitchick*
10.4.1	Schedule of Stock Option Agreements in the form of Exhibit 10.4, including	H	10.3.1
	material detail in which such documents differ from Exhibit 10.4*
10.5	Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan*	I	Exhibit A
10.6	Form of Stock Option Agreement, dated November 15, 2002, between the	J	10.48
	Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*
10.6.1	Schedule of Stock Option Agreements in the form of Exhibit 10.6, including	J	10.48.1
	material detail in which such documents differ from Exhibit 10.6*
10.7	Form of Stock Option Agreement, dated September 17, 2003, between the	K	10.1
	Company and each of Howard M. Lorber, Henry C. Beinstein and Richard J. Lampen*
10.7.1	Schedule of Stock Option Agreements in the form of Exhibit 10.7, including	K	10.1.1
	material detail in which such documents differ from Exhibit 10.7*
10.8	Office Lease dated March 30, 2007 between the Company and Frost Real Estate	L	10.1
	Holdings, LLC
10.9	Stock Option Agreement, dated July 13, 2006, issued to Dr. Phillip Frost*	M	10.2
10.10	Warrant issued to BroadWall Capital LLC	N	10.1
10.11	Form of Stock Option Agreement issued to employees of BroadWall	N	10.2
10.12	Letter Agreement, dated September 14, 2006, between Ladenburg Thalmann	O	10.1
	Financial Services Inc. and Vector Group Ltd. (“Vector Agreement”)
10.13	First Amendment to Vector Agreement dated as of December 20, 2007		P10.1
10.14	Form of Warrant to be issued to the stockholders of Telluride Holdings, Inc.	Q	10.2
10.15	Amendment to Employment Agreement between Ladenburg Thalmann Financial	R	10.3
	Services Inc., Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*

		Incorporated
		By Reference
		from	No. in
Exhibit No.	Description	Document	Document
10.16	Stock Purchase Agreement, dated as of October 19, 2007, by and among	E	10.1
	Ladenburg Thalmann Financial Services Inc., the Investacorp Companies, the VIA Companies, Bruce A. Zwigard and the Bruce A. Zwigard Grantor Retained Annuity Trust dated June 20, 2007
10.17	Non-Plan Option Agreement, dated as of October 19, 2007, by and between	E	10.2
	Ladenburg Thalmann Financial Services Inc. and Bruce A. Zwigard
10.18	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments	E	10.3
	Trust pursuant to Credit Agreement
10.19	Employment Letter dated as of February 8, 2008 between Ladenburg Thalmann	S	10.1
	Financial Services Inc. and Brett Kaufman*
10.20	Agreement and Plan of Merger dated as of July 9, 2008 by and among	T	2.1
	Ladenburg Thalmann Financial Services Inc., Triple Acquisition Inc., Triad Advisors, Inc. and the shareholders of Triad Advisors, Inc.
21	List of Subsidiaries	V	21
23.1	Consent of Eisner LLP	V	23.1
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section	**	—
	1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section	**	—
	1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section	**	—
	1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section	**	—
	1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management Compensation Contract

**	Filed herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

H.	Registration statement on Form S-3 (File No. 333-81964).

I.	Definitive proxy statement filed with the SEC on October 3, 2002 relating to the annual meeting of shareholders held on November 6, 2002.

J.	Annual report on Form 10-K for the year ended December 31, 2002.

K.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

L.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

M.	Current report on Form 8-K, dated July 10, 2006 and filed with the SEC on August 3, 2006.

N.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

O.	Current report on Form 8-K, dated September 21, 2006 and filed with the SEC on September 27, 2006.

P.	Current report on Form 8-K, dated December 20, 2007 and filed with the SEC on December 20, 2007.

Q.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.

R.	Current report on Form 8-K/A dated September 6, 2006 and filed with the SEC on October 24, 2006.

S.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

T.	Current report on Form 8-K, dated July 9, 2008 and filed with the SEC on July 10, 2008.

U.	Current report on Form 8-K, dated August 13, 2008 and filed with the SEC on August 14, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant) Dated: April 30, 2009
By:	/s/ Brett H. Kaufman
	Name:	Brett H. Kaufman
	Title:	Vice President and Chief Financial Officer