Form 10-Q
period 2009-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2009-05-08
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 6, 2009, there were 167,256,421 shares of the registrant’s common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$4,255	$6,621
Securities owned at fair value	3,387	4,828
Receivables from clearing brokers	12,614	14,558
Receivables from other broker-dealers	3,038	—
Other receivables, net	3,412	3,960
Investment in fund manager	301	318
Furniture, equipment and leasehold improvements, net	3,534	3,714
Restricted assets	400	701
Intangible assets, net	30,833	31,625
Goodwill	29,739	29,739
Unamortized debt issue cost	2,240	2,400
Other assets	3,315	3,204

Total assets	$97,068	$101,668

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at market value	$21	$91
Accrued compensation	3,399	3,661
Commissions and fees payable	4,146	5,005
Accounts payable and accrued liabilities	7,036	5,851
Deferred rent	3,787	3,863
Deferred income taxes	960	780
Accrued interest	223	193
Notes payable	30,508	30,934

Total liabilities	$50,080	$50,378

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 171,756,421 in 2009 and 171,715,514 in 2008	17	17
Additional paid-in capital	168,111	166,172
Accumulated deficit	(121,140)	(114,899)

Total shareholders’ equity	46,988	51,290

Total liabilities and shareholders’ equity	$97,068	$101,668

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months ended
	March 31,
	(Unaudited)
	2009	2008
Revenues:
Commissions and fees	$26,976	$19,117
Investment banking	4,013	7,420
Asset management	455	796
Principal transactions	(296)	(346)
Interest and dividends	848	1,026
Unrealized gain on NYSE Euronext restricted common stock	—	217
Other income	1,294	561

Total revenues	$33,290	$28,791

Expenses:
Commissions and fees	$18,572	$12,049
Compensation and benefits	9,911	10,892
Non-cash compensation	1,920	1,569
Brokerage, communication and clearance fees	1,691	1,083
Rent and occupancy, net of sublease revenue	1,391	318
Professional services	2,059	1,204
Interest	1,124	1,155
Depreciation and amortization	939	640
Other	1,683	941

Total expenses	39,290	29,851

Loss before income taxes	(6,000)	(1,060)
Income tax expense (benefit)	241	(27)

Net loss	$(6,241)	$(1,033)

Net loss per common share (basic and diluted)	$(0.04)	$(0.01)

Weighted average common shares used in computation of per share data:
Basic	171,727,332	161,501,065

Diluted	171,727,332	161,501,065

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	171,715,514	$17	$166,172	$(114,899)	$51,290

Issuance of common stock under employee stock purchase plan	72,307	—	36	—	36

Stock options granted to members of former Advisory Board and consultants	—	—	97	—	97

Stock-based compensation to employees	—	—	1,823	—	1,823

Stock retired under stock repurchase plan	(31,400)	—	(17)	—	(17)

Net loss	—	—	—	(6,241)	(6,241)

Balance, March 31, 2009	171,756,421	$17	$168,111	$ (121,140)	$46,988

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,241)	$(1,033)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	130	83
Adjustment to deferred rent	26	(24)
Amortization of debt discount	217	156
Amortization of intangible assets	792	540
Amortization of debt issue cost	160	116
Amortization of investment in fund manager	17	17
Deferred income taxes	180	—
Accrued interest	223	219
Non-cash compensation expense	1,920	1,569
Unrealized gain on NYSE Euronext restricted common stock	—	(217)

(Increase) decrease in operating assets:
Securities owned	1,441	1,910
Receivables from clearing brokers	1,945	6,792
Receivables from other broker-dealers	(3,038)	10,298
Other receivables, net	548	809
Other assets	(111)	(203)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(69)	(917)
Accrued compensation	(262)	(2,891)
Commissions and fees payable	(859)	(693)
Accounts payable and accrued liabilities	991	(403)

Net cash (used in) provided by operating activities	(1,990)	16,128

Cash flows from investing activities:
Adjustment to cash paid for Investacorp acquisition	—	(45)
Purchases of furniture, equipment and leasehold improvements	(52)	(120)
Decrease (increase) in restricted assets	301	(3)

Net cash provided by (used in) investing activities	249	(168)

Cash flows from financing activities:
Issuance of common stock under stock plans	36	211
Repurchases of common stock	(17)	(552)
Borrowing (payments) under revolving credit facility	1,000	(8,000)
Principal payments on other notes payable	(1,644)	(1,188)

Net cash used in financing activities	(625)	(9,529)

Net (decrease) increase in cash and cash equivalents	(2,366)	6,431
Cash and cash equivalents, beginning of period	6,621	8,595

Cash and cash equivalents, end of period	$4,255	$15,026

Supplemental cash flow information:
Interest paid	$617	$1,321
Taxes paid	34	—
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in thousands, except share and per share amounts)
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

Basis of Presentation

The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Because of the nature of the Company’s business, interim period results may not be indicative of full year or future results.

The unaudited condensed consolidated financial statements do not include all information and notes required in annual financial statements in conformity with GAAP. The statement of financial condition at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended, filed with the SEC, for additional disclosures and a description of accounting policies.

Certain prior year items have been reclassified to conform to the current period’s presentation. All significant intercompany balances and transactions have been eliminated.

2.	Recently Issued Accounting Principles

In January 2009, LTS adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. This Statement expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)
The adoption of SFAS No. 141(R) did not have any effect on the Company’s consolidated financial statements in the first quarter of 2009. The Company will apply SFAS No. 141(R) to any future business combinations.

3.	Acquisitions

Triad

On August 13, 2008, Triad became a wholly-owned subsidiary of the Company. All outstanding shares of Triad’s common stock were converted into an aggregate of $6,826 in cash (net of a post-closing adjustment of $674), 7,993,387 shares of the Company’s common stock, subject to certain transfer restrictions, valued at $10,427 and a $5,000 promissory note valued at $4,384. The Company’s common stock was valued at $1.60 per share based on the average closing market price for a reasonable period before and after July 10, 2008, the date the acquisition was announced, and discounted for the transfer restrictions. The note, which was valued based on an imputed interest rate of 11%, is collateralized by a pledge of Triad’s stock held by the Company. The Company incurred $130 of merger-related costs. In the event that Triad meets certain cumulative profit targets during the three-year period following completion of the merger, the Company also will pay to Triad’s former shareholders up to $7,500 in cash and up to 4,134,511 shares of the Company’s common stock. Any such payments will be accounted for as additional purchase price and allocated to goodwill.

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

Pro Forma Information

The results of operations of Triad and Punk Ziegel are included in the Company’s financial statements from their respective dates of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Triad had occurred at the beginning of 2008. The Company’s acquisition of Punk Ziegel did not constitute a material business combination and the following pro forma data does not include Punk Ziegel. The pro forma net loss reflects amortization of the amounts ascribed to intangibles acquired in the acquisition, and interest expense on debt used to finance the acquisition.

Three months ended
March 31,
2008
Total revenue	$43,847
Net loss	$(646)
Basic and diluted loss per share	$(0.00)
Weighted average common shares outstanding — basic and diluted	169,632,269
The unaudited pro forma financial information contained in the table above is not representative or indicative of the Company’s consolidated results of operations that would have been reported had the Triad acquisition been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited; in thousands, except share and per share amounts)
4.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of marketable securities owned and securities sold, but not yet purchased, at fair value at March 31, 2009 and December 31, 2008 were as follows:

		Securities sold,
	Securities	but not
	owned	yet purchased
March 31, 2009
Common stock and warrants	$3,026	$14
Restricted common stock and warrants	361	7

Total	$3,387	$21

December 31, 2008
Certificates of deposit	$1,100	$—
Common stock and warrants	3,231	91
Restricted common stock and warrants	497	—

Total	$4,828	$91

As of March 31, 2009 and December 31, 2008, approximately $3,141 and $3,535, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by such clearing brokers.

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

Effective October 1, 2008, NYSE Euronext removed the transfer restriction on the last tranche of 26,725 NYSE Euronext restricted shares held by the Company which was originally scheduled to lapse on March 9, 2009. At March 31, 2009, such shares were classified as trading securities and valued at quoted market price of $624 rather than cost, resulting in an unrealized loss of $429 in the three months ended March 31, 2009 which is included in principal transactions.

On October 1, 2008, the Company received 8,178 NYSE Euronext shares in exchange for its American Stock Exchange (“AMEX”) membership interest due to NYSE Euronext’s acquisition of AMEX. The Company may receive additional amounts from the sale of its AMEX membership if AMEX sells its headquarters building. The Company recognized the gain from the sale of its AMEX membership in the fourth quarter of 2008.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited; in thousands, except share and per share amounts)
Fair Value Measurements

As of March 31, 2009:

Securities owned, at
fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$3,026	$361	$—	$3,387

Total	$3,026	$361	$—	$3,387

Securities sold, but not
yet purchased, at fair
value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$14	$7	$—	$21

Total	$14	$7	$—	$21

As of December 31, 2008:

Securities owned, at
fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$3,231	$497	$—	$3,728
Certificates of deposit	—	1,100	—	1,100

Total	$3,231	$1,597	$—	$4,828

Securities sold, but not
yet purchased, at fair
value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$91	$—	$—	$91

Total	$91	$—	$—	$91

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the CFTC’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At March 31, 2009, Ladenburg had net capital, as defined in the SEC’s Net Capital Rule, of $2,148, which exceeded its minimum capital requirement of $500, by $1,648.

Investacorp and Triad are also subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the SEC’s Net Capital Rule, shall not exceed 15 to 1. At March 31, 2009, Investacorp had net capital of $831, which was $503 in excess of its required net capital of $328. Investacorp’s net capital ratio was 5.9 to 1. At March 31, 2009, Triad had net capital of $939, which was $689 in excess of its required net capital of $250. Triad’s net capital ratio was 2.1 to 1.

Ladenburg, Investacorp and Triad claim exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully-disclosed basis.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited; in thousands, except share and per share amounts)
6.	Income Taxes

Income tax expenses for the three months ended March 31, 2009, primarily represent deferred income taxes relating to amortization of goodwill for tax purposes.

7.	Notes Payable

Notes payable consisted of the following:

	March 31,	December 31,
	2009	2008
Note payable to former Investacorp shareholder, net of $427 and $565 of unamortized discount at March 31, 2009 and December 31, 2008, respectively	$7,719	$8,820
Note payable to affiliate of principal shareholder of LTS	19,000	18,000
Note payable to former Triad shareholders, net of $404 and $484 of unamortized discount at March 31, 2009 and December 31, 2008, respectively	3,789	4,114

Total	$30,508	$30,934

The Company estimates that the fair value of fixed interest notes payable to the former principal shareholder of Investacorp, former Triad shareholders and to an affiliate of LTS’ principal shareholder approximates $27,216 at March 31, 2009 and $27,483 at December 31, 2008 based on anticipated current rates at which similar amounts of debt could currently be borrowed.

Investacorp Note

On October 19, 2007, as part of the purchase price for Investacorp, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $15,000 to Investacorp’s then principal shareholder. The note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. The note was recorded at $13,550 based on an imputed interest rate of 11%. The Company has pledged the stock of Investacorp as security for the payment of the note. The note contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.

Frost Gamma Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma Investment Trust, an affiliate of LTS’ principal shareholder (“Frost Gamma”) and borrowed $30,000. Borrowings under the credit agreement have a five-year term and bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. The note issued under the credit agreement contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Under the revolving credit agreement, Frost Gamma received a warrant to purchase 2,000,000 shares of LTS common stock. The warrant is exercisable at any time during its ten-year term at an exercise price of $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The warrant was valued at $3,200 based on the Black-Scholes option pricing model, and effective January 1, 2008, the unamortized portion has been reclassified from debt discount to debt issue cost, which is being amortized under the straight-line method over the five-year term of the revolving credit agreement.

In February and September 2008 the Company repaid $8,000 and $4,000, respectively, under the revolving credit agreement. In March 2009 the Company re-borrowed $1,000 under the revolving credit agreement. In April 2009, the Company re-borrowed $2,700 related to a repurchase of shares of LTS common stock. The Company may repay amounts outstanding under the credit agreement at any time prior to the maturity date of October 19, 2012, without penalty, and may re-borrow up to the full amount of the agreement.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited; in thousands, except share and per share amounts)

Triad Note
On August 13, 2008, as part of the consideration for the Triad acquisition, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $5,000 to Triad’s then shareholders. The note bears interest at 2.51% per annum and is payable in 12 equal quarterly installments. The note was recorded at $4,384, based on an imputed interest rate of 11%.

8.	Commitments and Contingencies

Operating Leases

In March 2009, Ladenburg ceased using its Lexington Avenue office and relocated all of its employees from this location. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, a liability and a charge to operations of $562, which represented the fair value of the related lease commitment which was approximately $1,550 at March 31, 2009, net of the estimated sublease rentals which were approximately $950, were recognized.

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

In December 2005, a suit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg and a Ladenburg employee. The plaintiff alleged, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty and breach of contract. The plaintiff seeks compensatory damages in excess of $100,000. In December 2008, the Court granted Ladenburg’s motion for summary judgment and dismissed the complaint; plaintiff’s appeal is pending. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

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
(Unaudited; in thousands, except share and per share amounts)
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

Upon final resolution, amounts payable may differ materially from amounts reserved. The Company has accrued liabilities in the amount of approximately $327 at March 31, 2009 and $460 at December 31, 2008 in respect of these matters. With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Deferred Underwriting Compensation

Ladenburg is entitled to receive deferred investment banking and underwriting fees from certain clients whose initial public offerings Ladenburg managed or participated in. These clients are Specified Purpose Acquisition Companies (SPACs), and the payment of deferred fees is contingent upon the SPACs consummating business combinations. Such fees and their related expenses are not reflected in the Company’s results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the first quarter of 2009 and 2008, Ladenburg received deferred fees of $3,025 and $2,411, respectively (included in investment banking revenues), and incurred commissions and related expenses of $1,256 and $949, respectively (included in compensation and benefits).

9.	Off -Balance-Sheet Risk and Concentration of Credit Risk

Ladenburg, Investacorp and Triad do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing brokers, as each of Ladenburg, Investacorp and Triad has agreed to indemnify their respective clearing brokers for any resulting losses. Each of Ladenburg, Investacorp and Triad continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

10.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of the Company’s EBITDA, as adjusted. During the three months ended March 31, 2009 31,400 shares were repurchased for $17 under the program. (See Note 13.)

Stock Compensation Plans

LTS granted an option to purchase 1,000,000 shares of its common stock in February 2009. The option grant had five tranches with various vesting dates and vesting conditions and with exercise prices ranging from $0.80 to $1.50 per share. The Company has valued options to purchase 325,000 shares, which have vested or will vest on the first anniversary of the grant date, at $171 using the Black-Scholes option pricing model. The remaining option tranches are contingent upon satisfaction of performance criteria which have not yet been determined. Thus, the Company will value the remaining options to purchase an aggregate of 675,000 shares at the beginning of each applicable vesting period or the date that the applicable performance criteria are determined and will recognize compensation expense at such times.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited; in thousands, except share and per share amounts)
As of March 31, 2009, there was $11,273 of unrecognized compensation cost for stock-based compensation, of which $97 related to the 2009 grants. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.25 years for all grants and approximately 0.75 years for the 2009 grant.

No options were exercised during the three months ended March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $1,848.

11.	Per Share Data

Basic net loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share. The computations of basic and diluted per share data were as follows:

	Three months ended
	March 31,
	2009	2008
Net loss	$(6,241)	$(1,033)

Weighted average common shares outstanding basic and diluted	171,727,332	161,501,065

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)

For the three months ended March 31, 2009 and 2008, options and warrants to purchase 28,664,165 and 27,023,432 common shares, respectively, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

12.	Segment Information

The Company has two operating segments. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad (beginning as of the August 13, 2008 acquisition date) to their independent registered representatives.

Segment information for the three months ended March 31, 2009 and 2008 was as follows:

		Independent brokerage
		and advisory services
2009	Ladenburg	(1)	Corporate	Total
Revenues	$9,182	$24,094	$14	$33,290
Pre-tax loss	(3,445)	(83)	(2,472)	(6,000)
Identifiable assets	22,245	71,975	2,848	97,068
Depreciation and amortization	327	595	17	939
Interest	91	9	1,024	1,124
Capital expenditures	3	49	—	52

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited; in thousands, except share and per share amounts)

		Independent brokerage
		and advisory services
2008	Ladenburg	(1)	Corporate	Total
Revenues	$13,104	$15,459	$228	$28,791
Pre-tax income (loss)	688	563	(2,311)	(1,060)
Identifiable assets	43,983	51,402	8,270	103,655
Depreciation and Amortization	272	351	17	640
Interest	14	—	1,141	1,155
Capital expenditures	116	4	—	120

(1)	Includes Triad from August 13, 2008
13.	Subsequent Event

On April 1, 2009, the Company purchased 4,500,000 shares of its common stock at a price of $0.60 per share ($2,700 in aggregate) in a privately-negotiated transaction. This purchase was not made pursuant to the Company’s previously announced stock repurchase program, which remains in effect and permits the Company to repurchase up to 1,552,176 shares of its common stock as of April 1, 2009. The Company funded the repurchase by borrowing $2,700 under its $30,000 revolving credit facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share and per share data)
     Overview
     We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp, Inc. (collectively with related companies, “Investacorp”) and Triad Advisors, Inc. and subsidiaries (collectively,“Triad”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals. Ladenburg had approximately 98 registered representatives and 53 other full time employees at March 31, 2009. Ladenburg’s private client services and institutional sales departments serve approximately 14,000 accounts nationwide and its asset management department provides investment management and financial planning services to numerous individuals and institutions.
     Investacorp, headquartered in Miami Lakes, Florida, is an independent broker-dealer and investment advisor, which had approximately 500 independent contractor registered representatives, approximately $6 billion in client assets and 62 full time employees at March 31, 2009. Investacorp’s national network of independent registered representatives primarily serves retail clients.
     Triad, headquartered in Norcross, Georgia, is an independent broker-dealer and investment advisor that offers a broad menu of products, services and total wealth management solutions. At March 31, 2009 it had approximately 400 independent contractor registered representatives located nationwide and 40 full time employees at March 31, 2009. Triad had approximately $8 billion in client assets at March 31, 2009. Triad’s independent registered representatives primarily serve retail clients.
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
     Ladenburg is a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPACs). The revenues associated with these offerings have been an important contributor to our investment banking business since 2005. These companies are formed for the purpose of raising funds in an initial public offering, a significant portion of which is placed in trust, and then acquiring a target business, thereby making the target business “public.” From 2005 to 2007, this segment of the market was very active, although the number of new SPAC offerings, as well as the equity capital markets generally, have declined significantly during 2008 and 2009. Continued unfavorable market conditions during 2009 have resulted in a decrease in the number of SPAC public offerings in which Ladenburg acted as either a lead or co-manager, from four offerings in the first three months of 2008 to none in the first three months of 2009. Since 2005, Ladenburg has led or co-managed 40 SPAC offerings, raising approximately $8 billion, and we believe our professionals provide unique deal structures and a proprietary retail distribution network that adds value and validity to SPAC offerings. Compensation derived from these underwritings includes normal discounts and commissions, as well as deferred fees that will be payable to us only upon the SPAC’s completion of a business combination. Such fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are consummated during such time period. During the first three months of 2009, Ladenburg received deferred fees of $3,025 (included in investment banking revenues) and incurred commissions and related expenses of $1,256. As of March 31, 2009, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $26,966, which, net of expenses, amounted to approximately $16,197.
     We have two operating segments which correspond to our Ladenburg subsidiary and our independent brokerage and advisory services business conducted by Investacorp and Triad.

     Recent Developments
     Difficult Market Conditions
     The U.S. and global economies have continued to deteriorate and are now in a recession, which could be long-term. We, like other companies in the financial services sector, are exposed to volatility and trends in the securities markets and the economy, generally. The market downturn and poor economic conditions have reduced overall investment banking and client activity levels. It is difficult to predict when conditions will change. Given difficult market and economic conditions, we have focused on reducing redundancies and unnecessary expense. At the same time, however, we continue to seek to selectively upgrade our talent pool given the availability of experienced professionals.
     Acquisition Strategy
     We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities, investment banking and investment advisory firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of a significant amount of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to consummate any such potential acquisitions at all or on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations.
     Critical Accounting Policies
     There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2008, as amended. Please refer to those sections for disclosures regarding the critical accounting policies related to our business.
     Results of Operations
     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad (since August 13, 2008) and our other subsidiaries.

	Three months ended March 31,
	2009	2008
Total revenues	$33,290	$28,791
Total expenses	39,290	29,851
Pre-tax loss	(6,000)	(1,060)
Net loss	(6,241)	(1,033)

Reconciliation of EBITDA, as adjusted, to net loss:

EBITDA as adjusted	$(2,052)	$2,228
Add:
Interest income	35	76
Income tax benefit	—	27
Less:
Interest expense	(1,124)	(1,155)
Income tax expense	(241)	—
Depreciation and amortization	(939)	(640)
Non-cash compensation	(1,920)	(1,569)

Net loss	$(6,241)	$(1,033)

     Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and loss on extinguishment of debt, is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended.

We consider EBITDA, as adjusted, important in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and debt extinguishment expense, or do not involve a cash outlay, such as stock-related compensation. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
     First quarter 2009 EBITDA, as adjusted, was $(2,052), a decrease of $4,280 from first quarter 2008 EBITDA, as adjusted, of $2,228 primarily because of increased expenses in the 2009 period.
Segment Description
     We have two operating segments:
•	Ladenburg — includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg.

•	Independent brokerage and advisory services — includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor registered representatives.

	Three months ended March 31,
	2009	2008
Revenues:
Ladenburg	$9,182	$13,104
Independent brokerage and advisory services	24,094	15,459
Corporate	14	228

Total revenues	$33,290	$28,791

Pre-tax (loss) income:
Ladenburg	$(3,445)	$688
Independent brokerage and advisory services	(83)	563
Corporate	(2,472)	(2,311)

Total pre-tax loss	$(6,000)	$(1,060)

     Three months ended March 31, 2009 versus three months ended March 31, 2008
     Net loss for the quarter ended March 31, 2009 was $6,241 compared to net a loss of $1,033 for the quarter ended March 31, 2008. Difficult market conditions led to a reduction in the number and size of investment banking transactions and assets under management. Therefore, investment banking revenue decreased $3,407 and asset management fees decreased $341 from the 2008 first quarter. Also, net loss was impacted negatively by a one-time $562 increase in rent and occupancy expense, net of sublease revenue and an $855 increase in professional services expense.
     Total revenues for the three months ended March 31, 2009 increased $4,499 (16%) from the 2008 period, due to Triad revenues of $12,308, which were not included in the corresponding 2008 period. The addition of Triad in the 2009 period resulted in a $7,859 increase in commissions and fees income and a $733 increase in other income as compared to 2008. This increase was partially offset by decreased investment banking revenue and asset management fees described above, a $217 decrease in unrealized gain on NYSE Euronext restricted common stock we hold and a $178 decrease in interest and dividends due to lower interest rates and client assets.
     Total expenses increased $9,439 (32%) from the 2008 period, primarily as a result of Triad operating expenses of $12,338 (primarily commissions and fees expense of $9,683), which were not included in 2008. Also, Ladenburg’s rent expense increased by $996, professional fees increased $855, non-cash compensation increased $351, and other expenses increased $258, excluding Triad other expenses. This was partially offset by a $3,160 decrease in Investacorp’s commissions and fees expense and a $2,057 decrease in Ladenburg’s compensation expense due to lower levels of activity. Although total expenses increased due to the Triad acquisition, Ladenburg has undertaken efforts to reduce operating expenses. Also, Investacorp and Triad have been working together increasingly to achieve increased operating efficiencies and to benefit from common technology platforms.

     The $3,407 (46%) decrease in investment banking revenue in the first quarter of 2009 primarily resulted from the absence of any SPACs or other public offerings led or co-managed by Ladenburg in 2009, resulting in a decrease of $3,706 in fees related to public offerings. This was partially offset by a $614 increase in deferred SPAC fees recognized. Revenues from advisory, valuations, mergers and acquisitions investment banking services decreased $315 from the prior year period.
     The $7,859 (41%) increase in commissions and fees revenue in the first quarter of 2009 is due to the addition of Triad, which had $11,523 in commissions and fees revenue. Unfavorable market conditions caused commissions and fees revenue generated by Investacorp to decrease $3,767 from the 2008 period.
     The $178 (17%) decrease in interest and dividends revenue is primarily attributable to a decrease in client assets at Investacorp and Ladenburg and lower interest rates in 2009.
     In the 2009 period, we did not record an amount for unrealized gain on the NYSE Euronext restricted common stock we held because these shares are no longer restricted. Unrealized gains and losses for these shares are recorded in principal transactions revenue.
     Other income revenue increased $733 (131%) primarily due to the addition of Triad, which had $758 of other income in the first quarter of 2009.
     Compensation and benefits expense decreased $981 (9%) primarily due to a $2,108 reduction in Ladenburg’s producer’s compensation, which is directly correlated to revenue production, partially offset by the addition of Triad, which had $1,037 in compensation and benefits expense in the first quarter of 2009.
     Non-cash compensation expense increased $351 (22%) primarily due to a reduction of the forfeiture rate and an increase in the number of option grants to employees and directors, which was offset by a $142 decrease due to the elimination of amortization expense relating to warrants to purchase our common stock and common stock held in escrow for Capitalink’s former principal shareholders. In 2008, we were amortizing unearned compensation these warrants and common stock. These warrants and common stock are no longer held in escrow and are no longer being amortized.
     Brokerage, communication and clearance fees expense increased $608 (56%) due to Triad expense of $505 and an increase in the size of Ladenburg’s institutional trading department.
     The $1,073 (337%) increase in rent and occupancy, net of sublease revenue, expense is primarily attributable to a $562 one-time charge related to office space Ladenburg is no longer using and intends to sublet, $165 in increased costs for Ladenburg’s new New York headquarters and $75 for Triad rent and occupancy expense.
     The $855 (71%) increase in professional services expense during the 2009 period is primarily due to an increase in Ladenburg’s legal fees of $598 and the addition of Triad expense of $241.
     The $299 (47%) increase in depreciation and amortization expense is primarily due to Triad expense of $307, of which $288 is attributed to the amortization of intangible assets related to the Triad acquisition.
     The $742 (79%) increase in other expense is primarily attributable to Triad expense of $484. Also, other expense in the 2008 period was positively impacted by the collection of $320 from certain Investacorp financial advisors related to settled claims.
     We had income tax expense of $241 for 2009 as compared to income tax benefit of $27 for 2008. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at March 31, 2009 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $183 during the three months ended March 31, 2009 as a result of goodwill amortization for tax purposes. The income tax rates for the 2009 and 2008 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance in the 2009 and 2008 periods.

     Liquidity and Capital Resources
     Approximately 24% and 26% of our total assets at March 31, 2009 and December 31, 2008, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading and investment banking activity. As securities dealers, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Ladenburg is also subject to the net capital rules of the CFTC. Therefore, Ladenburg, Investacorp and Triad are subject to certain restrictions on their use of capital and their related liquidity. At March 31, 2009, Ladenburg’s regulatory net capital of $2,148 exceeded minimum capital requirements of $500 by $1,648. At March 31, 2009, Investacorp’s regulatory net capital of $831 exceeded minimum capital requirements of $328 by $503 At March 31, 2009, Triad’s regulatory net capital of $939 exceeded minimum capital requirements of $250 by $689. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies, and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg, Investacorp and Triad that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.
     Investacorp also is contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the lesser of the then outstanding principal balance of the note issued to Investacorp’s former principal shareholder and $5,000. At March 31, 2009, the outstanding principal balance of this note was $8,146.
     Each of Ladenburg, Investacorp and Triad, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations to the clearing brokers. Also, to the extent Ladenburg, Investacorp or Triad maintain a short position in any securities, they are exposed to future off-balance-sheet market risk, since their ultimate obligation may exceed the amount recognized in the financial statements.
     Our primary sources of liquidity include our cash flow from operations and borrowings under our $30,000 revolving credit facility. As of March 31, 2009, we had repaid $11,000 of the $30,000 of outstanding borrowings under the revolving credit facility. At March 31, 2009, $19,000 was outstanding under the revolving credit agreement. We may repay or re-borrow outstanding amounts under this facility at any time prior to the maturity date of October 19, 2012, without penalty. We believe our existing assets, funds generated from operations and funds available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels.
     Cash used in operating activities for the three months ended March 31, 2009 was $1,990 primarily due to our net loss and an increase in receivables from other broker dealers, partially offset by securities owned and receivables from clearing brokers.
     Investing activities generated $249 for the three months ended March 31, 2009 primarily due to a decrease in restricted assets related to the termination of a letter of credit securing obligations under one of Ladenburg’s office leases.
     Financing activities used $625 in the first quarter of 2009 primarily due to repayments of notes payable partially offset by additional borrowings under our $30,000 revolving credit facility.
     In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted. From inception through March 31, 2009, 947,824 shares have been repurchased under the program.
     In April 2009, we repurchased 4,500,000 shares of our common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction. This purchase was not made under our current share repurchase program, which remains in effect. We funded the repurchase by borrowing $2,700 under our $30,000 revolving credit facility.

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
     The clearing operations for Ladenburg, Investacorp and Triad’s securities transactions are provided primarily by one clearing broker, a large financial institution. At March 31, 2009 and December 31, 2008, substantially all of the securities owned and the amounts due from clearing brokers reflected in our condensed consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. We are subject to credit risk should this clearing broker become unable to fulfill its obligations.
     In the normal course of business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments include financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of March 31, 2009 and December 31, 2008, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, each of Ladenburg and Triad sold securities that it did not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in our statements of financial condition at market values of the related securities, and Ladenburg and Triad will incur a loss if the market value of the securities increases after March 31, 2009. See Note 4 to our unaudited condensed consolidated financial statements for further information.
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
     We maintain inventories of trading securities. At March 31, 2009, the fair market value of our inventories was $3,387 in long positions and $21 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2009 will have a material adverse effect on our consolidated financial position or results of operations.
     Recently Issued Accounting Principles
     In January 2009, we adopted SFAS No. 141(R), “Business Combinations”. This Statement expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.

     The adoption of SFAS No. 141(R) did not have any effect on the Company’s unaudited condensed consolidated financial statements.
     Special Note Regarding Forward-Looking Statements
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, as amended, and in this report important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     PART II. OTHER INFORMATION
     Item 1. LEGAL PROCEEDINGS
     See Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.
     Item 1A. RISK FACTORS
     There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, as amended.

     Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer Purchases of Equity Securities
     This table shows information regarding our purchases of our common stock during the first quarter of 2009.

				Maximum
				Number
			Total Number	of Shares that
			of Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average Price	Part of Publicly	Under the
	Shares	Paid	Announced Plans or	Plans or
Period	Purchased	per Share	Programs	Programs(1)
January 1 to January 31, 2009	—	$—	—	1,583,576
February 1 to February 28, 2009	—	—	—	1,583,576
March 1 to March 31, 2009	31,400	0.52	31,400	1,552,176

Total	31,400	$0.52	31,400

(1)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. Since inception through March 31, 2009, 947,824 shares have been repurchased under the program.
     In April 2009, we repurchased 4,500,000 shares of our common stock at a price of $0.60 per share (an aggregate of $2.7 million) in a privately-negotiated transaction. This purchase was not made under our current share repurchase program, which remains in effect.
Item 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: May 8, 2009	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)