Form 10-Q
period 2009-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2009-08-07
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 5, 2009, there were 167,572,737 shares of the registrant’s common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$3,923	$6,621
Securities owned at fair value	3,619	4,828
Receivables from clearing brokers	12,989	14,558
Receivables from other broker-dealers	116	—
Other receivables, net	3,984	3,960
Investment in fund manager	284	318
Furniture, equipment and leasehold improvements, net	3,316	3,714
Restricted assets	400	701
Intangible assets, net	30,041	31,625
Goodwill	29,739	29,739
Unamortized debt issue cost	2,080	2,400
Other assets	4,151	3,204

Total assets	$94,642	$101,668

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at market value	$52	$91
Accrued compensation	3,332	3,661
Commissions and fees payable	4,538	5,005
Accounts payable and accrued liabilities	6,352	5,851
Deferred rent	3,659	3,863
Deferred income taxes	1,141	780
Accrued interest	232	193
Notes payable	34,391	30,934

Total liabilities	$53,697	$50,378

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 167,572,737 in 2009 and 171,715,514 in 2008	17	17
Additional paid-in capital	167,226	166,172
Accumulated deficit	(126,298)	(114,899)

Total shareholders’ equity	40,945	51,290

Total liabilities and shareholders’ equity	$94,642	$101,668

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:

Commissions and fees	$28,994	$20,370	$55,612	$39,487
Investment banking	1,660	1,787	5,673	9,207
Asset management	452	687	907	1,483
Principal transactions	470	504	173	157
Interest and dividends	820	995	1,856	2,021
Unrealized loss on NYSE Euronext restricted common stock	—	(217)	—	—
Other income	1,930	1,106	3,394	1,668

Total revenues	$34,326	$25,232	$67,615	$54,023

Expenses:

Commissions and fees	$20,767	$12,062	$39,340	$24,111
Compensation and benefits	8,989	9,594	18,900	20,486
Non-cash compensation	1,666	1,498	3,585	3,067
Brokerage, communication and clearance fees	1,719	1,156	3,410	2,239
Rent and occupancy, net of sublease revenue	717	732	2,109	1,050
Professional services	1,279	1,303	3,337	2,507
Interest	1,048	1,202	2,172	2,357
Depreciation and amortization	931	703	1,870	1,343
Other	2,050	2,126	3,732	3,067

Total expenses	$39,166	$30,376	$78,455	$60,227

Loss before income taxes	(4,840)	(5,144)	(10,840)	(6,204)

Income tax expense	318	89	559	62

Net loss	$(5,158)	$(5,233)	$(11,399)	$(6,266)

Net loss per common share (basic and diluted)	$(0.03)	$(0.03)	$(0.07)	$(0.04)

Weighted average common shares used in computation of per share data:
Basic	167,318,663	162,709,005	169,510,804	162,105,035

Diluted	167,318,663	162,709,005	169,510,804	162,105,035

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	171,715,514	$17	$166,172	$(114,899)	$51,290

Issuance of common stock under employee stock purchase plan	133,623	—	68	—	68

Exercise of stock options	255,000	—	118	—	118

Stock options granted to members of former Advisory Board and consultants	—	—	186	—	186

Stock-based compensation to employees	—	—	3,399	—	3,399

Repurchase and retirement of common stock	(4,531,400)	—	(2,717)	—	(2,717)

Net loss	—	—	—	(11,399)	(11,399)

Balance, June 30, 2009	167,572,737	$17	$167,226	$(126,298)	$40,945

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,399)	$(6,266)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	252	203
Adjustment to deferred rent	—	(78)
Amortization of debt discount	409	386
Amortization of intangible assets	1,584	1,106
Amortization of debt issue cost	320	349
Amortization of investment in fund manager	34	34
Deferred income taxes	361	—
Accrued interest	39	(455)
Non-cash compensation expense	3,585	3,067

(Increase) decrease in operating assets:
Securities owned	1,209	1,815
Receivables from clearing brokers	1,569	8,581
Receivables from other broker-dealers	(116)	12,452
Other receivables, net	(24)	1,340
Other assets	(947)	(286)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(39)	(934)
Accrued compensation	(329)	(2,783)
Commissions and fees payable	(467)	(614)
Accounts payable and accrued liabilities	501	(597)

Net cash (used in) provided by operating activities	(3,458)	17,320

Cash flows from investing activities:
Adjustment to cash paid for Investacorp acquisition	—	(46)
Payment for acquisition, net of cash received	—	(2,056)
Purchases of furniture, equipment and leasehold improvements	(58)	(293)
Decrease (increase) in restricted assets	301	(5)

Net cash provided by (used in) investing activities	243	(2,400)

Cash flows from financing activities:
Issuance of common stock under stock plans	186	369
Repurchases of common stock	(2,717)	(1,012)
Borrowings (principal payments) under revolving credit facility	6,350	(8,000)
Principal payments on other notes payable	(3,302)	(2,390)

Net cash provided by (used in) financing activities	517	(11,033)

Net (decrease) increase in cash and cash equivalents	(2,698)	3,887
Cash and cash equivalents, beginning of period	6,621	8,595

Cash and cash equivalents, end of period	$3,923	$12,482

Supplemental cash flow information
Interest paid	$1,381	$2,056
Taxes paid	34	41

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Acquisition of Punk, Ziegel & Company, L.P.
Assets acquired		$5,046
Liabilities assumed		(2,276)

Net assets acquired		2,770
Stocks issued in acquisition		(475)
Cash acquired in acquisition		(239)

Net cash paid in acquisition		$2,056

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

Investacorp and Triad, which were acquired on October 19, 2007 and August 13, 2008, respectively, are registered broker-dealers and investment advisors that have been serving the independent registered representative and investment advisor communities since 1978 and 1998, respectively. Investacorp’s and Triad’s independent registered representatives primarily serve retail clients. They derive revenue from commissions and advisory fees, primarily from the sale of mutual funds, variable annuity products and other financial products and advisory services.

Ladenburg, Investacorp and Triad customer transactions are cleared through clearing brokers on a fully-disclosed basis. Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board. Ladenburg is also subject to regulation by the Commodities Futures Trading Commission (“CFTC) and the National Futures Association (“NFA”). (See Note 6.)

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual financial statements in conformity with GAAP. The statement of financial condition at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended (“Form 10-K”), filed with the SEC, for additional disclosures and a description of the Company’s accounting policies.

Certain prior year items have been reclassified to conform to the current period’s presentation. All intercompany balances and transactions have been eliminated.
2.	Summary of Significant Accounting Policies
Revenue Recognition

In addition to the accounting policies disclosed in the Form 10-K, the Company has the following significant accounting policy related to revenue from Specified Purpose Acquisition Companies (“SPAC”).

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Investment banking revenues include revenues earned from SPAC transactions. The Company receives a significant portion (up to approximately 50%) of its revenue upon the completion of a SPAC’s initial public offering and receives the remaining portion of the revenue (“deferred fees”) only if the SPAC completes a business combination transaction. The Company records the portion of the revenue payable upon completion of the initial public offering at the time the offering is completed. The Company records the deferred fees, only if and when the SPAC completes a business combination. Generally, these deferred fees may be received within 24 months from the date of the offering, or not received at all if no business combination transaction is completed during such time period. If deferred fees are recognized upon a SPAC’s successful completion of a business combination, the Company recognizes related compensation expense and finder’s fees, which are earned only if deferred revenue is earned. For the second quarters of 2009 and 2008, Ladenburg did not receive any deferred fees. For the six months ended June 30, 2009 and 2008, Ladenburg received deferred fees from SPACs that completed business combination transactions of $3,025 and $2,411, respectively (included in investment banking revenues), and incurred commissions and related expenses of $1,256 and $949, respectively (included in compensation and benefits).
3.	Recently Issued Accounting Principles
On April 9, 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company adopted them in the second quarter of 2009. (See Note 8)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and has evaluated subsequent events through the date the financial statements were issued on August 7, 2009.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for the Company beginning on January 1, 2010. The Company is presently evaluating the effect, if any, of adoption of SFAS 167 on its financial statements.
In June 2009, the FASB also issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162)” (“SFAS 168”). This standard establishes the FASB Accounting Standards Codification™ (Codification) as the single source of authoritative US GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification became effective for us July 1, 2009, and beginning with the third quarter interim report, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (ASC) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number. The adoption of SFAS 168 will not have any impact on the Company’s financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
4.	Acquisitions
Triad

On August 13, 2008, Triad became a wholly-owned subsidiary of the Company. All outstanding shares of Triad’s common stock were converted into an aggregate of $6,826 in cash (net of a post-closing adjustment of $674), 7,993,387 shares of the Company’s common stock, subject to certain transfer restrictions, valued at $10,427 and a $5,000 promissory note valued at $4,384. The Company’s common stock was valued at $1.60 per share based on the average closing market price for a reasonable period before and after July 10, 2008, the date the acquisition was announced, and discounted for the transfer restrictions. The note, which was valued based on an imputed interest rate of 11%, is collateralized by a pledge of Triad’s stock held by the Company. The Company incurred $130 of merger-related costs. In the event that Triad meets certain cumulative profit targets during the three-year period following completion of the merger, the Company also will pay to Triad’s former shareholders up to $7,500 in cash and issue to such shareholders up to 4,134,511 shares of the Company’s common stock. Any such payments will be accounted for as additional purchase price and allocated to goodwill.

The total consideration paid by the Company in the merger, including related costs, was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values with the amount exceeding the fair values being recorded as goodwill. The Company obtained third party valuations in determining fair value for acquired intangible assets.

Punk Ziegel

On May 2, 2008, Punk, Ziegel & Company, L.P. (“Punk Ziegel”), a specialty investment bank based in New York City, was merged into Ladenburg. The Company paid the sellers $2,770, representing Punk Ziegel’s retained earnings plus paid-in-capital, plus 250,000 shares of the Company’s common stock valued at $475.

After giving effect to certain post-closing purchase price adjustments, the adjusted purchase price was $2,700 in cash (including acquisition costs) and 250,000 shares of the Company’s common stock valued at $435.

Pro forma data is not presented since the Punk Ziegel acquisition was not a material business combination.

Pro Forma Information

The Company’s financial statements include the results of operations of Triad and Punk Ziegel from their respective dates of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Triad had occurred at the beginning of 2008. The Company’s acquisition of Punk Ziegel did not constitute a material business combination and the following pro forma data does not include Punk Ziegel. The pro forma net loss reflects amortization of the amounts ascribed to intangibles acquired in the acquisition and interest expense on debt used to finance the acquisition.

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Total revenue	$40,821	$84,668
Net loss	$(4,902)	$(5,548)
Basic and diluted loss per common share	$(0.03)	$(0.03)
Weighted average common shares outstanding — basic and diluted	170,840,209	170,236,239
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
5.	Securities Owned and Securities Sold, But Not Yet Purchased
The components of marketable securities owned and securities sold, but not yet purchased, at fair value at June 30, 2009 and December 31, 2008 were as follows:

		Securities sold,
	Securities	but not
	owned	yet purchased
June 30, 2009
Certificates of deposit	$300	$—
Common stock and warrants	2,409	44
Restricted common stock and warrants	910	8

Total	$3,619	$52

December 31, 2008
Certificates of deposit	$1,100	$—
Common stock and warrants	3,231	91
Restricted common stock and warrants	497	—

Total	$4,828	$91

As of June 30, 2009 and December 31, 2008, approximately $2,567 and $3,535, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by such clearing brokers.
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
Restricted NYSE Euronext Common Stock
The Company owned NYSE Euronext common stock resulting from the conversion of Ladenburg’s membership interest in the NYSE. Certain of these shares were subject to transfer restrictions during prior periods, but are no longer restricted.
On March 7, 2008, the last tranche of 26,725 restricted NYSE Euronext shares became unrestricted and were classified as trading securities and valued at fair value, resulting in an unrealized loss of $217 in the three months ended June 30, 2008.
     Fair Value Measurements
As of June 30, 2009:

Securities owned, at
fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$300	$—	$300
Common stock and warrants	2,409	910	—	3,319

Total	$2,409	$1,210	$—	$3,619

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$44	$8	$—	$52

Total	$44	$8	$—	$52

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

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market value, the underlying securities market volatility, the term of the warrants, exercise price, and risk free return rate. As of June 30, 2009, the fair value of the warrants is $701 and is reported in the statement of financial condition under securities owned at fair value.
6.	Net Capital Requirements
As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the CFTC’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At June 30, 2009, Ladenburg had net capital, as defined in the SEC’s Net Capital Rule, of $3,238, which exceeded its minimum capital requirement of $500, by $2,738.
Investacorp and Triad are also subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the SEC’s Net Capital Rule, not exceed 15 to 1. At June 30, 2009, Investacorp had net capital of $724, which was $404 in excess of its required net capital of $320. Investacorp’s net capital ratio was 6.6 to 1. At June 30, 2009, Triad had net capital of $1,017, which was $767 in excess of its required net capital of $250. Triad’s net capital ratio was 2.7 to 1.
Ladenburg, Investacorp and Triad claim exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as their customer transactions are cleared through clearing brokers on a fully-disclosed basis.
7.	Income Taxes
Income tax expense for the three months and six months ended June 30, 2009 primarily represents deferred income taxes relating to amortization of goodwill for tax purposes.
8.	Notes Payable
Notes payable consisted of the following:

	June 30,	December 31,
	2009	2008
Note payable to former Investacorp shareholder, net of $308 and $565 of unamortized discount at June 30, 2009 and December 31, 2008, respectively	$6,587	$8,820
Note payable to affiliate of principal shareholder of LTS	24,350	18,000
Note payable to former Triad shareholders, net of $331 and $484 of unamortized discount at June 30, 2009 and December 31, 2008, respectively	3,454	4,114

Total	$34,391	$30,934

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The Company estimates that the fair value of fixed interest notes payable to the former principal shareholder of Investacorp, former Triad shareholders and to an affiliate of LTS’ principal shareholder approximated $30,703 at June 30, 2009 and $27,483 at December 31, 2008 based on anticipated current rates at which similar amounts of debt could then be borrowed. The Company is currently in compliance with all debt covenants in its debt agreements.
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
The average loan balance for the three and six months ended June 30, 2009 was $22,100 and $20,343, respectively.
Triad Note
On August 13, 2008, as part of the consideration for the Triad acquisition, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $5,000 to Triad’s then shareholders. The note bears interest at 2.51% per annum and is payable in 12 equal quarterly installments. The note was recorded at $4,384, based on an imputed interest rate of 11%. The Company has pledged the stock of Triad as security for the payment of the note. The note contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.
9.	Commitments and Contingencies
Operating Leases
In March 2009, Ladenburg relocated all employees in its Lexington Avenue office in New York City to another location. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, in the quarter ended March 31, 2009, the Company recorded a liability and a charge to operations of $562, which represented the fair value of the remaining lease commitment of approximately $1,550 at March 31, 2009, net of the estimated sublease rentals, which were approximately $950. As of June 30, 2009, the liability amounted to $488.
Litigation and Regulatory Matters
In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, and a number of other firms and individuals. The plaintiff alleged,

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff sought compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss the First Amended Complaint was granted in part and denied in part. On May 27, 2009, the Court granted in part and denied in part motions to dismiss the Second Amended Complaint, and granted plaintiff leave to replead. On July 9, 2009, plaintiff filed its Third Amended Complaint, which contains no claims under the federal securities laws, leaving only common law claims. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.
In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg, and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. On April 9, 2007, the Court issued an order staying the action pending the final outcome of an arbitration involving parties other than Ladenburg. A motion by plaintiff to enforce a purported settlement among the parties to that arbitration is pending in the court action. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.
In December 2005, a suit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg and a Ladenburg employee. The plaintiff alleged, among other things, that in connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty and breach of contract. The plaintiff seeks compensatory damages in excess of $100,000. In December 2008, the Court granted Ladenburg’s motion for summary judgment and dismissed the complaint. On June 30, 2009, the Appellate Division of the Supreme Court issued an order unanimously affirming the dismissal. Plaintiff has indicated that it intends to seek leave to appeal to the New York Court of Appeals. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.
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
Upon final resolution, amounts payable may differ materially from amounts reserved. The Company has accrued liabilities in the amount of approximately $187 at June 30, 2009 and $460 at December 31, 2008 in respect of these matters. With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
10.	Off-Balance-Sheet Risk and Concentration of Credit Risk
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
Repurchase Program
In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of the Company’s EBITDA, as adjusted. During the six months ended June 30, 2009, 31,400 shares were repurchased for $17. The Company may purchase up to an additional 1,552,176 shares of its common stock under this program.
In April 2009, the Company repurchased 4,500,000 shares of common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction. This purchase was not made under the Company’s share repurchase program, which remains in effect.
Stock Compensation Plans
LTS granted an option to purchase 1,000,000 shares of its common stock in February 2009. The option grant has five tranches with various vesting dates and vesting conditions and with exercise prices ranging from $0.80 to $1.50 per share. The Company has valued options to purchase 325,000 shares, which have vested or will vest on the first anniversary of the grant date, at $176 using the Black-Scholes option pricing model. The remaining option tranches are contingent upon satisfaction of performance criteria which have not yet been determined. Thus, the Company will value the remaining options to purchase an aggregate of 675,000 shares at the beginning of each applicable vesting period or the date that the applicable performance criteria are determined and will recognize compensation expense at such times.
LTS granted an option to purchase 500,000 shares of its common stock in April 2009. The option grant has five tranches with various vesting dates and vesting conditions and with exercise prices ranging from $0.90 to $1.50 per share. The Company has valued options to purchase 170,000 shares, which have vested or will vest on the first anniversary of the grant date, at $116, using the Black-Scholes option pricing model. The remaining option tranches are contingent upon satisfaction of performance criteria which have not yet been determined. Thus, the Company will value the remaining options to purchase an aggregate of 330,000 shares at the beginning of each applicable vesting period or the date that the applicable performance criteria are determined and will recognize compensation expense at such times.
As of June 30, 2009, there was $9,700 of unrecognized compensation cost for stock-based compensation, of which $218 related to the 2009 grants. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.13 years for all grants and approximately 1.75 years for the 2009 grants.
A total of 255,000 options were exercised during the three and six months ended June 30, 2009. The intrinsic value of options exercised during the three and six months ended June 30, 2009 was $72.
12. Per Share Data
Basic net loss per common share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share. The computations of basic and diluted per share data were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(5,158)	$(5,233)	$(11,399)	$(6,266)

Weighted-average common shares outstanding basic and diluted	167,318,663	162,709,005	169,510,804	162,105,035

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.04)

For the three and six months ended June 30, 2009 and 2008, options and warrants to purchase 28,571,415 and 29,427,045 common shares, respectively, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.
13.	Segment Information
The Company has two operating segments. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and, since its acquisition on August 13, 2008, Triad to their independent registered representatives.
Segment information for the three months ended June 30, 2009 was as follows:

		Independent
		Brokerage and
	Ladenburg	Advisory Services (1)	Corporate	Total
Revenues	$7,100	$27,167	$59	$34,326
Pre-tax (loss) income	(2,743)	522	(2,619)	(4,840)
Identifiable assets	19,524	72,740	2,378	94,642
Depreciation and amortization	324	590	17	931
Interest	6	2	1,040	1,048
Capital expenditures	6	—	—	6
Segment information for the three months ended June 30, 2008 was as follows:

		Independent
		Brokerage and
	Ladenburg	Advisory Services	Corporate	Total
Revenues	$9,499	$15,911	$(178)	$25,232
Pre-tax (loss) income	(2,196)	149	(3,097)	(5,144)
Identifiable assets	41,433	50,698	8,512	100,643
Depreciation and amortization	335	351	17	703
Interest	7	—	1,195	1,202
Capital expenditures	154	19	—	173

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Segment information for the six months ended June 30, 2009 was as follows:

		Independent
		Brokerage and
		Advisory Services
	Ladenburg	(1)	Corporate	Total
Revenues	$16,282	$51,261	$72	$67,615
Pre-tax (loss) income	(6,188)	440	(5,092)	(10,840)
Identifiable assets	19,524	72,740	2,378	94,642
Depreciation and amortization	651	1,185	34	1,870
Interest	97	11	2,064	2,172
Capital expenditures	9	49	—	58
Segment information for the six months ended June 30, 2008 was as follows:

		Independent
		Brokerage and
	Ladenburg	Advisory Services	Corporate	Total
Revenues	$22,603	$31,370	$50	$54,023
Pre-tax (loss) income	(1,512)	712	(5,404)	(6,204)
Identifiable assets	41,433	50,698	8,512	100,643
Depreciation and amortization	607	702	34	1,343
Interest	21	—	2,336	2,357
Capital expenditures	270	23	—	293

(1)	Includes Triad which was acquired on August 13, 2008

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
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals. Ladenburg had approximately 100 registered representatives and 60 other full time employees at June 30, 2009. Ladenburg’s private client services and institutional sales departments serve approximately 14,000 accounts nationwide and its asset management department provides investment management and financial planning services to numerous individuals and institutions.
     Investacorp, headquartered in Miami Lakes, Florida, is an independent broker-dealer and registered investment advisor, which had approximately 500 independent contractor registered representatives, approximately $6 billion in client assets and 62 full time employees at June 30, 2009. Investacorp’s national network of independent registered representatives primarily serves retail clients.
     Triad, headquartered in Norcross, Georgia, is an independent broker-dealer and registered investment advisor that offers a broad menu of products, services and total wealth management solutions. At June 30, 2009, Triad had approximately 400 independent contractor registered representatives located nationwide and 40 full time employees. Triad had approximately $8 billion in client assets at June 30, 2009. Triad’s independent registered representatives primarily serve retail clients.
     Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and each is a member of the Securities Investor Protection Corporation. Ladenburg is also subject to regulation by the Commodities Futures Trading Commission (“CFTC) and the National Futures Association.
     From 2005 to 2008, Ladenburg was a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPACs). These companies were formed for the purpose of raising funds in an initial public offering, a significant portion of which was placed in trust, and then acquiring a target business, thereby making the target business “public.” In recent years, SPACs have been an important contributor to our investment banking revenue. Ladenburg acted as either a lead or co-manager in four offerings in the first six months of 2008 and none in the first six months of 2009. Since the third quarter of 2008, there have been no new underwritings of SPAC intial public offerings. The absence of new SPAC offerings has negatively impacted our investment banking revenue. Compensation derived from these underwritings included normal discounts and commissions, as well as deferred fees payable to us only upon the SPAC’s completion of a business combination. Such deferred fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are completed during such time period. SPACs are experiencing significant difficulty in obtaining shareholder approval of business combination transactions because, among other factors, many of their shareholders held common stock trading at a discount to the cash amount per share held in trust. If SPACs continue to experience difficulty in completing business combination transactions, we may not be able to record these deferred fees and any deferred fees received may be reduced in connection with the completion of such transactions. During the first six months of 2009, Ladenburg received deferred fees of $3,025 (included in investment banking revenues) and incurred commissions and related expenses of $1,256. As of June 30, 2009, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $21,885, which, net of expenses, amounted to approximately $13,150.
     We have two operating segments. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and, since its acquisition on August 13, 2008, Triad to their independent registered representatives.
Recent Developments
     Difficult Market Conditions
     The U.S. and global economies are in a recession, which could be long-term. We, like other companies in the financial services sector, are exposed to volatility and trends in the securities markets and the economy, generally. The market downturn and poor economic conditions have reduced overall investment banking and client activity levels. It is difficult to predict when conditions will change. Given difficult market and economic conditions, we have focused on reducing redundancies and unnecessary expense. At the same time, however, we continue to selectively upgrade our talent pool given the availability of experienced professionals.
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
Critical Accounting Policies
     In addition to the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2008, as amended, we have the following critical accounting policy:
     Investment banking revenues include revenues Ladenburg earns from SPAC transactions. Ladenburg receives a significant portion (often approximately 50%) of the revenue when a SPAC completes its initial public offering (“initial fees”) and receives the remaining portion of the revenue (“deferred fees”) only if and when a SPAC completes a business combination transaction. We record the initial fees when the underwriting is completed. We record the remaining portion of the revenues, the deferred fees, only if and when the SPAC completes a business combination. Generally, these deferred fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are completed during such time period. If and when deferred revenue is recognized upon a SPAC’s successful completion of a business combination, we recognize related compensation expense and finder’s fees, which are payable only if we record the deferred revenue.
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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenues	$34,326	$25,232	$67,615	$54,023
Total expenses	39,166	30,376	78,455	60,227
Pre-tax loss	(4,840)	(5,144)	(10,840)	(6,204)
Net loss	(5,158)	(5,233)	(11,399)	(6,266)

Reconciliation of EBITDA, as adjusted, to net loss:
EBITDA, as adjusted	(1,212)	(1,809)	(3,267)	419

Add:
Interest income	17	68	54	144
Less:
Interest expense	(1,048)	(1,202)	(2,172)	(2,357)
Income tax expense	(318)	(89)	(559)	(62)
Depreciation and amortization	(931)	(703)	(1,870)	(1,343)
Non-cash compensation	(1,666)	(1,498)	(3,585)	(3,067)

Net loss	$(5,158)	$(5,233)	$(11,399)	$(6,266)

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
     Second quarter 2009 EBITDA, as adjusted, was ($1,212), an increase of $597 from second quarter 2008 EBITDA, as adjusted, of ($1,809) primarily because of increased revenues in the 2009 period arising from our acquisition of Triad, on August 13, 2008.
     Segment Description
     We have two operating segments:
•	Ladenburg — includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg.

•	Independent brokerage and advisory services — includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor registered representatives.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Ladenburg	$7,100	$9,499	$16,282	$22,603
Independent brokerage and advisory services	27,167	15,911	51,261	31,370
Corporate	59	(178)	72	50

Total revenues	$34,326	$25,232	$67,615	$54,023

Pre-tax (loss) income:
Ladenburg	$(2,743)	$(2,196)	$(6,188)	$(1,512)
Independent brokerage and advisory services	522	149	440	712
Corporate	(2,619)	(3,097)	(5,092)	(5,404)

Total pre-tax loss	$(4,840)	$(5,144)	$(10,840)	$(6,204)

Three months ended June 30, 2009 versus three months ended June 30, 2008
     Our net loss for the three months ended June 30, 2009 was $5,158 compared to a net loss of $5,233 for the three months ended June 30, 2008. The decrease in net loss of $75 is primarily attributed to the addition of Triad in 2009, which had net income of $104 in the 2009 period and which we acquired on August 13, 2008.
     Total revenues for the three months ended June 30, 2009 increased $9,094 (36%) from the 2008 period, due to the inclusion of Triad revenues of $14,312, which were not included in the corresponding 2008 period. The addition of

Triad in the 2009 period resulted in a $13,270 increase in commissions and fees revenue, an $835 increase in other income and a $207 increase in interest and dividends. The increase in revenues from Triad was partially offset by decreased commissions and fees revenue of $4,646, decreased investment banking revenue of $127, decreased asset management fee revenue of $235, and a $382 decrease in interest and dividends due to lower interest rates and client assets.
     Total expenses for the three months ended June 30, 2009 increased $8,790 (29%) from the 2008 period, primarily as a result of Triad operating expenses of $14,131 (primarily commissions and fees expense of $11,571), which were not included in 2008. This was partially offset by a $2,866 decrease in Investacorp’s commissions and fees expense and decreases in Ladenburg’s and Investacorp’s compensation expense of $1,585, interest expense of $156 and professional services of $119. Although total expenses increased due to the Triad acquisition, Ladenburg has undertaken efforts to reduce operating expenses. Also, Investacorp and Triad have been seeking increased operating efficiencies, including benefits from common technology platforms.
     The $8,624 (42%) increase in commissions and fees revenue in the second quarter of 2009 is primarily due to the acquisition of Triad, which had $13,270 in commissions and fees revenue. Unfavorable market conditions negatively impacted commissions and fees revenue in both of our segments, including a decrease in commissions and fees revenue generated by Investacorp and Ladenburg of $4,646 as compared to the 2008 period. Commissions and fees revenue consists of commissions earned as agent in transactions involving equity and fixed income securities, mutual funds, insurance and other products. We also earn commissions and fees revenue in the form of 12b-1 fees and investment advisory fees on assets under management.
     The $127 (7%) decrease in investment banking revenue for the three months ended June 30, 2009 was primarily due to unfavorable market conditions and a decrease in advisory, merger and acquisition and valuation fees of $582, partially offset by an increase in public offering revenues of $455. There were no SPAC offerings or SPAC business combination transactions in the second quarter of 2008 or 2009.
     The $235 (34%) decrease in asset management fees for the three months ended June 30, 2009 is due to decreased assets under management resulting from market declines.
     The $175 (18%) decrease in interest and dividends revenue for the three months ended June 30, 2009 is primarily attributable lower interest rates in 2009 and decreased asset balances. We expect similar trends in the third quarter of 2009.
     For the 2009 period, we did not record an amount for unrealized gain on the NYSE Euronext restricted common stock we held because these shares are no longer restricted. In the 2008 period, we recorded an unrealized loss of $217 for these shares. Unrealized gains and losses for these shares were recorded in principal transactions revenue. We sold our remaining NYSE Euronext shares in the second quarter of 2009.
     Other income revenue for the three months ended June 30, 2009 increased $824 (75%) primarily due to the addition of Triad, which had $835 of other income in the second quarter of 2009.
     The $8,705 (72%) increase in commissions and fees expense is due to the addition of $11,571of such expense from Triad in 2009, partially offset by a decrease of $2,866 at Investacorp of such expense. The decrease at Investacorp is directly correlated to the reduction in commissions and fees revenue at Investacorp. Commissions and fees expense are compensation payments earned by the registered representatives in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.
     Compensation and benefits expense decreased $605 (6%) primarily due to a $1,353 reduction in Ladenburg’s producers’ compensation and benefits, which is directly correlated with revenue production by such persons and a $232 reduction in Investacorp’s salaries and benefits, partially offset by the addition of Triad, which had $980 in compensation and benefits expense for the second quarter of 2009.
     Non-cash compensation expense increased $168 (11%) primarily due to a reduction in the forfeiture rate for our stock options.

     Brokerage, communication and clearance fees expense increased $563 (49%) due primarily to Triad expense of $590.
     The $154 (13%) decrease in interest expense is attributable to an $815 reduction in average amounts outstanding under our loan obligations in the 2009 period.
     The $228 (32%) increase in depreciation and amortization expense is primarily due to Triad expense of $306, of which $288 is attributable to the amortization of intangible assets related to the Triad acquisition.
     The $76 (4%) decrease in other expense is primarily attributable to Triad expense of $503, offset by a decrease in general and administrative expenses of $579 at Ladenburg and Investacorp.
     We had income tax expense of $318 for 2009 as compared to income tax expense of $89 for 2008. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at June 30, 2009 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $181 for the three months ended June 30, 2009 as a result of goodwill amortization for tax purposes. The income tax rates for the 2009 and 2008 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance for the 2009 and 2008 periods.
Six months ended June 30, 2009 versus six months ended June 30, 2008
     Our net loss for the six months ended June 30, 2009 was $11,399 compared to net loss of $6,266 for the six months ended June 30, 2008. The increase in net loss of $5,133 is attributable to the decrease in investment banking transactions, primarily SPAC offerings, a decrease in Investacorp commissions and fees and a decrease in asset management fees partially offset by decreases in commissions and fees expense and compensation and benefits expense.
     Our total revenues for the six months ended June 30, 2009 increased $13,592, or 25%, from the 2008 period, primarily due to Triad revenues of $26,619, which were not included in the corresponding 2008 period. The addition of Triad in the 2009 period resulted in a $24,435 increase in commissions and fees revenue, a $1,763 increase in other income and an increase in interest and dividends of $421 as compared to 2008, partially offset by a decrease in Investacorp commissions and fees revenue of $8,310, a decrease in investment banking revenue of $3,534, a decrease in asset management fee revenue of $576 and a decrease in interest and dividends of $586.
     Total expenses for the six months ended June 30, 2009 increased $18,228 (30%) from the 2008 period, primarily as a result of Triad operating expenses of $26,469 (primarily commissions and fees expense of $21,254), which were not included in the comparable 2008 period, an increase in Ladenburg and Investacorp rent and occupancy expense of $899 and an increase in non-cash compensation expense of $518. This was partially offset by a $6,025 decrease in Investacorp’s commissions and fees expense and decreases in Ladenburg’s and Investacorp’s compensation expense of $3,602. Although total expenses increased due to the Triad acquisition, Ladenburg has undertaken efforts to reduce operating expenses. Also, Investacorp and Triad have been seeking to achieve increased operating efficiencies, including benefits from common technology platforms.
     The $16,125 (41%) increase in commissions and fees revenue in the 2009 period is due to the addition of Triad, which had $24,435 in commissions and fees revenue. Unfavorable market conditions negatively impacted commissions and fees revenue in both of our segments, including a decrease in commissions and fees revenue generated by Investacorp and Ladenburg of $8,310 as compared to the 2008 period.
     The $3,534 (38%) decrease in investment banking revenue was primarily due to unfavorable market conditions and a decrease in the number of SPAC offerings Ladenburg led or co-managed from four offerings in the 2008 period to none in 2009. The decrease related to new SPAC offerings was $2,508 and the decrease in advisory, merger and acquisitions and valuation fees was $1,640, partially offset by an increase in deferred revenues realized from a successful SPAC business combination of $614.
     The $165 (8%) decrease in interest and dividends revenue is due to lower interest rates and decreased asset balances which caused a decrease of $586 at Ladenburg and Investacorp, partially offset by Triad interest and dividends of $421.
     The $1,726 (103%) increase in other income is due to the addition of Triad, which had $1,763 in other income.

     The $15,229 (63%) increase in commissions and fees expense is due to the addition of $21,254 from Triad in 2009, partially offset by a decrease of $6,025 at Investacorp, which is directly correlated to the reduction in commissions and fees revenues at Investacorp.
     The $1,586 (8%) decrease in compensation and benefits expense is primarily due to a $3,489 reduction in Ladenburg’s producers’ compensation and benefits, which is directly correlated to revenue production by such persons, partially offset by the addition of Triad, which had $2,016 in compensation and benefits expense.
     The $518 (17%) increase in non-cash compensation expense is primarily due to a reduction in the forfeiture rate for our stock options.
     The $1,171 (52%) increase in brokerage, communication and clearance fees expense is due primarily to Triad expense of $1,095.
     The $1,059 (101%) increase in rent and occupancy, net of sublease revenue, expense is primarily attributable to a $562 one-time charge related to office space Ladenburg is no longer using and intends to sublet, $337 in increased costs for Ladenburg’s new New York headquarters and $160 for Triad rent and occupancy expense.
     The $830 (33%) increase in professional services expense for the 2009 period is primarily due to an increase in Ladenburg’s legal fees of $814 and the addition of Triad expense of $336, partially offset by a decrease in audit and tax expenses of $231.
     The $185 (8%) decrease in interest expense is primarily attributable to a $4,630 reduction in average amounts outstanding under our loan obligations in the 2009 period.
     The $527 (39%) increase in depreciation and amortization expense is primarily due to Triad expense of $613, of which $575 is attributed to the amortization of intangible assets related to the acquisition.
     We had income tax expense of $559 for 2009, as compared to income tax expense of $62 for 2008. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at June 30, 2009 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $361 during the six months ended June 30, 2009 as a result of goodwill amortization for tax purposes. The income tax rates for the 2009 and 2008 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance in the 2009 and 2008 periods.
Liquidity and Capital Resources
     Approximately 22% and 26% of our total assets at June 30, 2009 and December 31, 2008, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading and investment banking activity. As securities dealers, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Ladenburg is also subject to the net capital rules of the CFTC. Therefore, Ladenburg, Investacorp and Triad are subject to certain restrictions on their use of capital and their related liquidity. At June 30, 2009, Ladenburg’s regulatory net capital of $3,238 exceeded minimum capital requirements of $500 by $2,738. At June 30, 2009, Investacorp’s regulatory net capital of $724 exceeded minimum capital requirements of $320 by $404. At June 30, 2009, Triad’s regulatory net capital of $1,017 exceeded minimum capital requirements of $250 by $767. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies, and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg, Investacorp and Triad that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.

     Investacorp also is contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the lesser of the then outstanding principal balance of the note issued to Investacorp’s former principal shareholder and $5,000. At June 30, 2009, the outstanding principal balance of this note was $6,895.
     Each of Ladenburg, Investacorp and Triad, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risk in the event that its customers do not fulfill their obligations to the clearing brokers. Also, to the extent Ladenburg, Investacorp or Triad maintain a short position in any securities, they are exposed to future off-balance-sheet market risk, since their ultimate obligation may exceed the amount recognized in the financial statements.
     Our primary sources of liquidity include our cash flow from operations and borrowings under our $30,000 revolving credit agreement with Frost Gamma Investment Trust, an affiliate of our principal shareholder. Borrowings under the $30,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At June 30, 2009, $24,350 was outstanding under the revolving credit agreement. We may repay or re-borrow outstanding amounts under this facility at any time prior to the maturity date of October 19, 2012, without penalty. We believe our existing assets, funds generated from operations and funds available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.
     Cash used in operating activities for the six months ended June 30, 2009 was $3,458 primarily due to our net loss, an increase in other assets and receivables from other broker-dealers, partially offset by securities owned and receivables from clearing brokers.
     Investing activities generated $243 for the six months ended June 30, 2009, primarily due to a decrease in restricted assets related to the termination of a letter of credit securing obligations under one of Ladenburg’s office leases.
     Financing activities provided $517 for the six months ended June 30, 2009, primarily due to additional borrowings under our $30,000 revolving credit facility, partially offset by repayments of notes payable and common stock repurchases.
     In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted. From inception through June 30, 2009, 947,824 shares have been repurchased under the program.
     In April 2009, we repurchased 4,500,000 shares of our common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction. This purchase was not made under our share repurchase program, which remains in effect. We funded the repurchase by borrowing $2,700 under our $30,000 revolving credit facility.
Off-Balance-Sheet Risk and Concentration of Credit Risk
     Our three principal broker-dealer subsidiaries, Ladenburg, Investacorp and Triad, do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing brokers, which maintain the customers’ accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing brokers, as each of Ladenburg, Investacorp and Triad has agreed to indemnify its clearing brokers for any resulting losses. Each of Ladenburg, Investacorp and Triad continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.
     The clearing operations for Ladenburg, Investacorp and Triad’s securities transactions are provided primarily by one clearing broker, a large financial institution. At June 30, 2009 and December 31, 2008, substantially all of the securities owned and the amounts due from clearing brokers reflected in our condensed consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. We are subject to credit risk should this clearing broker become unable to fulfill its obligations.
     In the normal course of business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments include financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of June 30, 2009 and December 31, 2008, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, each of Ladenburg and Triad sold securities that it did not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in our statements of financial condition at market values of the related securities, and each of Ladenburg and Triad may incur a loss if the market value of the securities increases after June 30, 2009. See Note 5 to our unaudited condensed consolidated financial statements for further information.
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
     We maintain inventories of trading securities. At June 30, 2009, the fair market value of our inventories was $3,619 in long positions and $52 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2009 will have a material adverse effect on our consolidated financial position or results of operations.
Recently Issued Accounting Principles
     On April 9, 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and we adopted them in the second quarter of 2009.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated subsequent events through the date the financial statements were issued on August 7, 2009.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for us beginning on January 1, 2010. We are presently evaluating the effect, if any, of adoption of SFAS 167 on our financial statements.

     In June 2009, the FASB also issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162)” (“SFAS 168”). This standard establishes the FASB Accounting Standards Codification™ (Codification) as the single source of authoritative US GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification became effective for us July 1, 2009, and beginning with the third quarter interim report, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (ASC) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number. The adoption of SFAS 168 will not have any impact on our financial statements.
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
Item 4. CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended), (the “Exchange Act”),as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, as amended.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer Purchases of Equity Securities
     This table shows information regarding our purchases of our common stock during the second quarter of 2009.

					Maximum
					Number
				Total Number	of Shares that
				of Shares	May Yet Be
	Total			Purchased as	Purchased
	Number of		Average Price	Part of Publicly	Under the
	Shares		Paid	Announced Plans or	Plans or
Period	Purchased		per Share	Programs	Programs(1)
April 1 to April 30, 2009	4,500,000	(2)	$0.60	—	1,552,176
May 1 to May 31, 2009	—		—	—	1,552,176
June 1 to June 30, 2009	—		—	—	1,552,176

Total	4,500,000		$0.60	—

(1)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. From inception through June 30, 2009, 947,824 shares have been repurchased under the program.

(2)	These shares were purchased in a privately-negotiated transaction outside of our publicly-announced repurchase program.
Item 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: August 7, 2009	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)