Form 10-Q
period 2009-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2009-11-09
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
     As of November 4, 2009, there were 167,878,775 shares of the registrant’s common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$5,624	$6,621
Securities owned at fair value	2,281	4,828
Receivables from clearing brokers	12,609	14,558
Receivables from other broker-dealers	151	—
Other receivables, net	5,418	3,960
Investment in fund manager	267	318
Furniture, equipment and leasehold improvements, net	3,375	3,714
Restricted assets	375	701
Intangible assets, net	29,266	31,625
Goodwill	29,739	29,739
Unamortized debt issue cost	1,950	2,400
Other assets	4,341	3,204

Total assets	$95,396	$101,668

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at market value	$38	$91
Accrued compensation	5,696	3,661
Commissions and fees payable	5,769	5,005
Accounts payable and accrued liabilities	5,741	5,851
Deferred rent	3,529	3,863
Deferred income taxes	1,326	780
Accrued interest	207	193
Notes payable	34,035	30,934

Total liabilities	$56,341	$50,378

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 167,868,774 in 2009 and 171,715,514 in 2008	17	17
Additional paid-in capital	169,064	166,172
Accumulated deficit	(130,026)	(114,899)

Total shareholders’ equity	39,055	51,290

Total liabilities and shareholders’ equity	$95,396	$101,668

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:

Commissions and fees	$32,788	$25,130	$88,400	$64,617
Investment banking	3,077	4,178	8,750	13,385
Asset management	502	666	1,408	2,150
Principal transactions	709	(609)	882	(452)
Interest and dividends	487	982	2,344	3,003
Unrealized loss on NYSE Euronext restricted common stock	—	(111)	—	(111)
Other income	1,683	1,036	5,077	2,704

Total revenues	$39,246	$31,272	$106,861	$85,296

Expenses:

Commissions and fees	$23,099	$15,126	$62,439	$39,237
Compensation and benefits	10,843	11,198	29,743	31,685
Non-cash compensation	1,686	1,538	5,273	4,605
Brokerage, communication and clearance fees	1,663	1,638	5,110	3,877
Rent and occupancy, net of sublease revenue	480	917	2,589	1,967
Professional services	1,033	1,563	4,370	4,071
Interest	1,014	1,118	3,186	3,474
Depreciation and amortization	940	898	2,810	2,241
Other	2,308	2,277	6,001	5,344

Total expenses	$43,066	$36,273	$121,521	$96,501

Loss before income taxes	(3,820)	(5,001)	(14,660)	(11,205)

Income tax (benefit) expense	(92)	690	467	752

Net loss	$(3,728)	$(5,691)	$(15,127)	$(11,957)

Net loss per common share (basic and diluted)	$(0.02)	$(0.03)	$(0.09)	$(0.07)

Weighted average common shares used in computation of per share data:
Basic	167,624,573	167,303,935	168,875,151	163,850,741

Diluted	167,624,573	167,303,935	168,875,151	163,850,741

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	171,715,514	$17	$166,172	$(114,899)	$51,290

Issuance of common stock under employee stock purchase plan	181,785	—	101	—	101

Exercise of stock options	502,875	—	235	—	235

Stock options granted to members of former Advisory Board and consultants	—	—	380	—	380

Stock-based compensation to employees	—	—	4,893	—	4,893

Repurchase and retirement of common stock	(4,531,400)	—	(2,717)	—	(2,717)

Net loss	—	—	—	(15,127)	(15,127)

Balance, September 30, 2009	167,868,774	$17	$169,064	$(130,026)	$39,055

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC. CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,127)	$(11,957)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	400	357
Adjustment to deferred rent	(27)	(69)
Amortization of debt discount	578	603
Amortization of intangible assets	2,359	1,833
Amortization of debt issue cost	450	509
Amortization of investment in fund manager	51	51
Deferred income taxes	546	633
Accrued interest	14	219
Non-cash compensation expense	5,273	4,605

(Increase) decrease in operating assets:
Securities owned	2,547	(2,033)
Receivables from clearing brokers	1,949	18,698
Receivables from other broker-dealers	(151)	12,444
Other receivables, net	(1,458)	1,757
Other assets	(1,137)	1,367

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(53)	(577)
Accrued compensation	2,035	(1,487)
Commissions and fees payable	764	(931)
Accounts payable and accrued liabilities	(110)	(1,283)

Net cash (used in) provided by operating activities	(1,097)	24,739

Cash flows from investing activities:
Punk Ziegel acquisition, net of cash received	—	(2,433)
Triad Advisors acquisition, net of cash received	—	(6,478)
Adjustment to cash paid for Investacorp acquisition	—	(148)
Purchases of furniture, equipment and leasehold improvements	(368)	(385)
Decrease in restricted assets	326	323

Net cash used in investing activities	(42)	(9,121)

Cash flows from financing activities:
Issuance of common stock under stock plans	336	736
Repurchases of common stock	(2,717)	(1,012)
Issuance of notes payable	10,000	—
Principal payments under revolving credit facility, net of borrowings	(2,500)	(12,000)
Principal payments on other notes payable	(4,977)	(3,603)

Net cash provided by (used in) financing activities	142	(15,879)

Net decrease in cash and cash equivalents	(997)	(261)
Cash and cash equivalents, beginning of period	6,621	8,595

Cash and cash equivalents, end of period	$5,624	$8,334

LADENBURG THALMANN FINANCIAL SERVICES INC.CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Supplemental cash flow information:
Interest paid	$2,109	$2,786
Taxes paid	35	57

Non-cash financing transactions:
Leasehold improvements financed by landlord in connection with relocation of premises and included in deferred rent		2,016
Warrants issued for acquisition of customer accounts		571

Acquisition of Punk, Ziegel & Company, L.P.:
Assets acquired		$4,433
Liabilities assumed		(1,326)

Net assets acquired		3,107
Stock issued in acquisition		(435)
Cash acquired in acquisition		(239)

Net cash paid in acquisition		$2,433

Acquisition of Triad:
Assets acquired		$24,574
Liabilities assumed		(2,172)

Net assets acquired		22,402
Note issued in acquisition		(4,384)
Stock issued in acquisition		(10,427)

Cash paid in acquisition		7,591

Cash acquired in acquisition		(1,113)

Net cash paid in acquisition		$6,478

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

Investacorp and Triad, which were acquired on October 19, 2007 and August 13, 2008, respectively, are registered broker-dealers and investment advisors that have been serving the independent registered representative and investor advisor communities since 1978 and 1998, respectively. Investacorp’s and Triad’s independent registered representatives primarily serve retail clients. They derive revenue from commissions and advisory fees, primarily from the sale of mutual funds, variable annuity products and other financial products and advisory services.

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
2.	Summary of Significant Accounting Policies
Revenue Recognition

Besides the accounting policies disclosed in the Form 10-K, the Company has the following significant accounting policy related to revenue from Specified Purpose Acquisition Companies (“SPAC”).

Investment banking revenues include revenues earned from SPAC transactions. The Company receives a significant portion (up to approximately 50%) of its revenue upon the completion of a SPAC’s initial public offering and receives the remaining portion of the revenue (“deferred fees”) only if the SPAC completes a business combination transaction. The Company records the portion of the revenue payable upon completion of the initial public offering at the time the

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
offering is completed. The Company earns and recognizes the deferred fees, only if and when the SPAC completes a business combination. Generally, these deferred fees may be received within 24 months from the date of the offering, or not received at all if no business combination transaction is completed during such time period. If deferred fees are recognized upon a SPAC’s successful completion of a business combination, the Company recognizes related compensation expense and finder’s fees, which are earned only if deferred revenue is earned. For the third quarters of 2009 and 2008, Ladenburg received deferred fees from SPACs that completed business combination transactions of $550 and $2,878, respectively (included in investment banking revenues), and incurred commissions and related expenses of $216 and $1,295, respectively (included in compensation and benefits). For the nine months ended September 30, 2009 and 2008, Ladenburg received deferred fees of $3,575 and $5,289, respectively (included in investment banking revenues), and incurred commissions and related expenses of $1,472 and $2,145, respectively (included in compensation and benefits).
3.	Recently Issued Accounting Principles
During the third quarter of 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification became the single source of authoritative U.S. GAAP. The Codification does not create any new GAAP standards, but incorporates existing accounting and reporting standards into a new topical structure. Beginning with this quarterly report, LTS used a new referencing system to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (“ASC”) topical reference and new standards will be designated as Accounting Standards Updates (“ASU”) with a year and assigned sequence number. The adoption of the Codification did not have any impact on the Company’s financial statements.

On April 9, 2009, the FASB issued ASC No. 825-10 “Financial Instruments” (“ASC 825-10”). ASC 825-10 amends disclosure standards to require disclosures about fair value of financial instruments in interim and annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and the Company adopted the provisions of ASC 825-10 in the second quarter of 2009. (See Note 8)

In May 2009, the FASB issued ASC No. 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the provisions of ASC 855-10 for the quarter ended June 30, 2009 and has evaluated subsequent events through the date the financial statements were issued on November 6, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for the Company beginning on January 1, 2010. The Company is presently evaluating the effect, if any, that the adoption of SFAS 167 will have on its financial statements. SFAS 167 has not yet been included in the Codification.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), codified primarily in ASC 820. ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009 for the Company), and adoption is not expected to have a significant impact on the Company’s financial statements.

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

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Total revenue	$41,976	$126,644
Net loss	$(6,057)	$(11,680)
Basic and diluted loss per common share	$(0.04)	$(0.07)
Weighted average common shares outstanding — basic and diluted	171,177,792	170,552,471
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
5.	Securities Owned and Securities Sold, But Not Yet Purchased
The components of marketable securities owned and securities sold, but not yet purchased, at fair value at September 30, 2009 and December 31, 2008 were as follows:

		Securities sold,
	Securities	but not
	owned	yet purchased
September 30, 2009
Certificates of deposit	$300	$—
Common stock and warrants	448	29
Restricted common stock and warrants	1,533	9

Total	$2,281	$38

December 31, 2008
Certificates of deposit	$1,100	$—
Common stock and warrants	3,231	91
Restricted common stock and warrants	497	—

Total	$4,828	$91

As of September 30, 2009 and December 31, 2008, approximately $605 and $3,535, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by such clearing brokers.

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

Fair Value Measurements

As of September 30, 2009:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$300	$—	$300
Common stock and warrants	448	1,533	—	1,981

Total	$448	$1,833	$—	$2,281

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$29	$9	$—	$38

Total	$29	$9	$—	$38

As of December 31, 2008:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$1,100	$—	$1,100
Common stock and warrants	3,231	497	—	3,728

Total	$3,231	$1,597	$—	$4,828

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$91	$—	$—	$91

Total	$91	$—	$—	$91

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market value, the underlying securities market volatility, the term of the warrants, exercise price, and risk free return rate. As of September 30, 2009, the fair value of the warrants is $1,323 and is reported in the statement of financial condition under securities owned at fair value.
6.	Net Capital Requirements
As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the CFTC’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At September 30, 2009, Ladenburg had net capital, as defined in the SEC’s Net Capital Rule, of $2,397, which exceeded its minimum capital requirement of $500, by $1,897.

Investacorp and Triad are also subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the SEC’s Net Capital Rule, not exceed 15 to 1. At September 30, 2009, Investacorp had net capital of $693, which was $341 in excess of its required net capital of $352. Investacorp’s net capital ratio was 7.6 to 1. At September 30, 2009, Triad had net capital of $792, which was $498 in excess of its required net capital of $294. Triad’s net capital ratio was 5.6 to 1.

Ladenburg, Investacorp and Triad claim exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as their customer transactions are cleared through clearing brokers on a fully-disclosed basis.
7.	Income Taxes
Income tax expense for the three months and nine months ended September 30, 2009 and the three months and nine months ended September 30, 2008 primarily represents deferred income taxes relating to amortization of goodwill for tax purposes.
8.	Notes Payable
Notes payable consisted of the following:

	September 30,	December 31,
	2009	2008
Note payable to former Investacorp shareholder, net of $207 and $565 of unamortized discount at September 30, 2009 and December 31, 2008, respectively	$5,424	$8,820
Note payable to affiliate of principal shareholder of LTS	15,500	18,000
Note payable to former Triad shareholders, net of $264 and $484 of unamortized discount at September 30, 2009 and December 31, 2008, respectively	3,111	4,114
Notes payable to clearing firm under forgivable loan	10,000	—

Total	$34,035	$30,934

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The Company estimates that the fair value of fixed interest notes payable to the former principal shareholder of Investacorp, former Triad shareholders, clearing firm National Financial Services LLC (“NFS”), a Fidelity Investments company and to an affiliate of LTS’ principal shareholder approximated $29,151 at September 30, 2009 and $27,483 at December 31, 2008 based on anticipated current rates at which similar amounts of debt could then be borrowed. The Company is currently in compliance with all debt covenants in its debt agreements.

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

Frost Gamma Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma Investment Trust (“Frost Gamma”), an affiliate of LTS’ principal shareholder, and borrowed $30,000. Borrowings under the Frost Gamma credit agreement bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. On August 25, 2009, the Company and Frost Gamma entered into an amendment to the revolving credit agreement to extend the maturity date to August 25, 2016.

The note issued under the credit agreement contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Under the revolving credit agreement, Frost Gamma received a warrant to purchase 2,000,000 shares of LTS common stock. The warrant is exercisable at any time during its ten-year term at an exercise price of $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The warrant was valued at $3,200 based on the Black-Scholes option pricing model, and effective January 1, 2008, the unamortized portion has been reclassified from debt discount to debt issue cost, which is being amortized under the straight-line method over the remaining term of the revolving credit agreement.

The average loan balance for the three and nine months ended September 30, 2009 was $20,300 and $19,925, respectively.

Triad Note

On August 13, 2008, as part of the consideration paid for Triad, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $5,000 to Triad’s then shareholders. The note bears interest at 2.51% per annum and is payable in 12 equal quarterly installments. The note was recorded at $4,384, based on an imputed interest rate of 11%. The Company has pledged the stock of Triad as security for the payment of the note. The note contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.

NFS Forgivable Loan

On August 25, 2009, National Financial Services, LLC (“NFS”), Fidelity Investments Company, provided the Company with a seven-year, $10,000 forgivable loan. NFS serves as the primary clearing broker for the Company’s three principal broker-dealer subsidiaries. During the third quarter of 2009, the three firms amended their clearing agreements with NFS to, among other things, extend the term for a seven-year period. During this time, NFS will become the exclusive clearing broker for the three firms, with Investacorp completing the migration of all of its clearing operations to NFS over the coming year. The Company expects to realize significant cost savings as a result of these new clearing arrangements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Interest on the loan agreement accrues at the prime rate plus 2%. If the Company’s broker-dealer subsidiaries meet certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $1,429 commencing in August 2010 and continuing on an annual basis through August 2016. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, the Company may have such principal forgiven in future years if its broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. The Company has expensed, and expects to continue to expense, interest under the loan agreement until such time as such interest is forgiven.

The loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s revolving credit agreement. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreement may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is secured by the Company’s (but not the Company’s broker-dealer subsidiaries’) deposits and accounts held at NFS or its affiliates, which amounted to $558 at September 30, 2009.
9.	Commitments and Contingencies
Operating Leases

In March 2009, Ladenburg relocated all employees in its Lexington Avenue retail brokerage office in New York City to another location and during the quarter ended March 31, 2009, the Company recorded a liability and a charge to operations of $562, which represented the fair value of the remaining lease commitment of approximately $1,550, net of the estimated sublease rentals, which were approximately $950. In September 2009, Ladenburg reopened the Lexington Avenue office, at which time the remaining liability of $421 was eliminated and credited to operations.

Litigation and Regulatory Matters

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg, and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff sought compensatory damages from the defendants of at least $660,000 and punitive damages of $2,000,000. In August 2005, Ladenburg’s motion to dismiss the First Amended Complaint was granted in part and denied in part. On May 27, 2009, the Court granted in part and denied in part motions to dismiss the Second Amended Complaint, and granted plaintiff leave to replead. On July 9, 2009, plaintiff filed its Third Amended Complaint, which contains no claims under the federal securities laws, leaving only common law claims; Ladenburg’s motion to dismiss the Third Amended Complaint is currently pending. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

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

Upon final resolution, amounts payable by the Company may differ materially from amounts reserved. The Company has accrued liabilities in the amount of approximately $103 at September 30, 2009 and $460 at December 31, 2008 in respect of these matters. With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of the Company’s EBITDA, as adjusted. During the nine months ended September 30, 2009, 31,400 shares were repurchased for $17. The Company may purchase up to an additional 1,552,176 shares of its common stock under this program.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Stock Compensation Plans

LTS granted an option to purchase 1,000,000 shares of its common stock in February 2009. The option grant has five tranches with various vesting dates and vesting conditions and with exercise prices ranging from $0.80 to $1.50 per share. The Company has valued options to purchase 325,000 shares, which have vested or will vest on the first anniversary of the grant date, at $176 using the Black-Scholes option pricing model. In August 2009, the remaining options to purchase 675,000 shares were forfeited.

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

As of September 30, 2009, there was $8,444 of unrecognized compensation cost for stock-based compensation, of which $252 related to the 2009 grants. This cost is expected to be recognized over the vesting period of each option, which on a weighted-average basis is approximately 1.16 years for all grants and approximately 2.40 years for the 2009 grants.

A total of 248,000 and 503,000 options were exercised during the three and nine months ended September 30, 2009, respectively. The intrinsic value of options exercised during the three and nine month periods ended September 30, 2009 was $72 and $144, respectively.
12.	Per Share Data
Basic net loss per common share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share. The computations of basic and diluted per share data were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(3,728)	$(5,691)	$(15,127)	$(11,957)

Weighted-average common shares outstanding — basic and diluted	167,624,573	167,303,935	168,875,151	163,850,741

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.07)

For the three and nine month periods ended September 30, 2009 and 2008, options and warrants to purchase 28,298,540 and 26,596,065 common shares, respectively, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.
13.	Segment Information
The Company has two operating segments. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and, since its acquisition on August 13, 2008, Triad through their independent registered representatives.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Segment information for the three and nine months ended September 30, 2009 and 2008 was as follows:

		Independent
		Brokerage and
	Ladenburg	Advisory Services (1)	Corporate	Total

Three months ended September 30, 2009:

Revenues	$10,076	$29,138	$32	$39,246
Pre-tax (loss) income	(1,395)	130	(2,555)	(3,820)
Identifiable assets	19,631	74,805	960	95,396
Depreciation and amortization	351	572	17	940
Interest	5	3	1,006	1,014
Capital expenditures	303	7	—	310

Three months ended September 30, 2008:

Revenues	$11,496	$19,858	$(82)	$31,272
Pre-tax loss	(2,133)	(159)	(2,709)	(5,001)
Identifiable assets	32,358	73,172	6,753	112,283
Depreciation and amortization	375	506	17	898
Interest	6	9	1,103	1,118
Capital expenditures	55	37	—	92

Nine months ended September 30, 2009:

Revenues	$26,358	$80,399	$104	$106,861
Pre-tax (loss) income	(7,583)	569	(7,646)	(14,660)
Identifiable assets	19,631	74,805	960	95,396
Depreciation and amortization	1,002	1,757	51	2,810
Interest	102	14	3,070	3,186
Capital expenditures	312	56	—	368

Nine months ended September 30, 2008:

Revenues	$34,099	$51,228	$(31)	$85,296
Pre-tax (loss) income	(3,645)	553	(8,113)	(11,205)
Identifiable assets	32,358	73,172	6,753	112,283
Depreciation and amortization	982	1,208	51	2,241
Interest	26	9	3,439	3,474
Capital expenditures	325	60	—	385

(1)	Includes Triad from its August 13, 2008 date of acquisition

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share and per share data)
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
     Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals. Ladenburg had approximately 100 registered representatives and 60 other full time employees at September 30, 2009. Ladenburg’s private client services and institutional sales departments serve approximately 14,000 accounts nationwide and its asset management department provides investment management and financial planning services to numerous individuals and institutions.
     Investacorp, headquartered in Miami Lakes, Florida, is an independent broker-dealer and registered investment advisor, which had approximately 500 independent contractor registered representatives, approximately $7 billion in client assets and 62 full time employees at September 30, 2009. Investacorp’s national network of independent registered representatives primarily serves retail clients.
     Triad, headquartered in Norcross, Georgia, is an independent broker-dealer and registered investment advisor that offers a broad selection of products, services and total wealth management solutions. At September 30, 2009, Triad had approximately 450 independent contractor registered representatives located nationwide and 40 full time employees. Triad had approximately $9 billion in client assets at September 30, 2009. Triad’s independent registered representatives primarily serve retail clients.
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
     From 2005 to 2008, Ladenburg was a leader in underwriting offerings by blank check companies known as Specified Purpose Acquisition Companies (SPAC). These companies were formed for the purpose of raising funds in an initial public offering, a significant portion of which was placed in trust, and then acquiring a target business, thereby making the target business “public.” Revenues from SPAC offerings were an important contributor to our investment banking revenue from 2005 until 2008. Ladenburg acted as either a lead or co-manager in five offerings in the first nine months of 2008 and none in the first nine months of 2009. Since the third quarter of 2008, there have been no new underwritings of SPAC initial public offerings. The absence of new SPAC offerings has negatively impacted our investment banking revenue. Compensation derived from these underwritings included normal discounts and commissions, as well as deferred fees payable to us only upon the SPAC’s completion of a business combination. Such deferred fees are not reflected in our results of operations until the underlying business combinations have been completed and the fees have been irrevocably earned. Generally, these fees may be received within 24 months from the respective date of the offering, or not received at all if no business combination transactions are completed during such time period. SPACs are experiencing significant difficulty in obtaining shareholder approval of business combination transactions because, among other factors, many of their shareholders hold common stock that is trading at a discount to the cash amount per share held in trust. During the three and nine months ended September 30, 2009, Ladenburg received deferred fees of $550 and $3,575, respectively (included in investment banking revenues) and incurred commissions and related expenses of $216 and $1,472, respectively (included in compensation and benefits). As of September 30, 2009, Ladenburg had unrecorded potential deferred fees for our SPAC-related transactions of $10,137, which, net of expenses, amounted to approximately $6,014. Of this amount, in October 2009, Ladenburg received $1,500, which, net of expenses, amounted to approximately $911. If SPACs continue to experience difficulty in completing business combination transactions, we may not be able to record additional deferred fees and any deferred fees received may be reduced in connection with the completion of such transactions.

     We have two operating segments. The Ladenburg segment includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and, since its acquisition on August 13, 2008, Triad through their independent registered representatives.
Recent Developments
     Amendment of Clearing Arrangements and Forgivable Loan
     During the third quarter of 2009, we amended the terms of our clearing agreements with National Financial Services LLC (“NFS”), a Fidelity Investments company. NFS serves as the primary clearing broker for our three principal broker-dealer subsidiaries. The three firms amended their clearing agreements with NFS to, among other things, extend the term for a seven-year period. During this time, NFS will become the exclusive clearing broker for the three firms, with Investacorp completing the migration of all of its clearing operations to NFS over the coming year. We expect to realize significant cost savings as a result of these new clearing arrangements.
     On August 25, 2009, NFS provided us with a seven-year, $10,000 forgivable loan. Interest on the loan agreement accrues at the prime rate plus 2%. If our broker-dealer subsidiaries meet certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $1,429 commencing in August 2010 and continuing on an annual basis through August 2016. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if our broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. We have expensed, and expect to continue to expense, interest under the loan agreement until such time as such interest is forgiven.
     The loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of our revolving credit agreement. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreement may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is secured by our (but not our broker-dealer subsidiaries’) deposits and accounts held at NFS or its affiliates, which amounted to $558 at September 30, 2009.
     We used the forgivable loan proceeds to repay amounts outstanding under our revolving credit agreement. We intend to use the increased availability under that facility to support our strategy to become a leader in the independent broker-dealer space.
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
Critical Accounting Policies
     Besides the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2008, as amended, we have the following critical accounting policy:
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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total revenues	$39,246	$31,272	$106,861	$85,296
Total expenses	43,066	36,273	121,521	96,501
Pre-tax loss	(3,820)	(5,001)	(14,660)	(11,205)
Net loss	(3,728)	(5,691)	(15,127)	(11,957)

Reconciliation of EBITDA, as adjusted, to net loss:
EBITDA, as adjusted	(191)	(1,802)	(3,456)	(1,384)
Add:
Interest income	11	45	65	189
Income tax benefit	92	—	—	—
Sale of exchange memberships	—	310	—	310
Less:
Interest expense	(1,014)	(1,118)	(3,186)	(3,474)
Income tax expense	—	(690)	(467)	(752)
Depreciation and amortization expense	(940)	(898)	(2,810)	(2,241)
Non-cash compensation expense	(1,686)	(1,538)	(5,273)	(4,605)

Net loss	$(3,728)	$(5,691)	$(15,127)	$(11,957)

     Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of asset and non-cash compensation expense is a key metric we use in evaluating our business. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
     Third quarter 2009 EBITDA, as adjusted, was $(191), an increase of $1,611 from third quarter 2008 EBITDA, as adjusted, of $(1,802) primarily because of lower expenses due to cost-cutting measures at Ladenburg and Investacorp and increased net income from our acquisition of Triad on August 13, 2008. For the nine months ended September 30, 2009, EBITDA, as adjusted, was $(3,456), a decrease of $(2,072) from the nine months ended September 30, 2008 EBITDA, as adjusted, of $(1,884), primarily because of decreased investment banking transactions and commissions and fees revenue, partially offset by the addition of Triad.
     Third quarter 2009 results include Triad for the full period, while the 2008 third quarter includes Triad only for the period from its acquisition on August 13, 2008 through September 30, 2008.

     Segment Description
     We have two operating segments:
•	Ladenburg — includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg.

•	Independent brokerage and advisory services — includes the broker-dealer and investment advisory services provided by Investacorp and Triad through their independent contractor registered representatives.

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Revenues:
Ladenburg	$10,076	$11,496	$26,358	$34,099
Independent brokerage and advisory services	29,138	19,858	80,399	51,228
Corporate	32	(82)	104	(31)

Total revenues	$39,246	$31,272	$106,861	$85,296

Pre-tax (loss) income:
Ladenburg	$(1,395)	$(2,133)	$(7,583)	$(3,645)
Independent brokerage and advisory services	130	(159)	569	553
Corporate	(2,555)	(2,709)	(7,646)	(8,113)

Total pre-tax loss	$(3,820)	$(5,001)	$(14,660)	$(11,205)

Three months ended September 30, 2009 versus three months ended September 30, 2008
     Our net loss for the three months ended September 30, 2009 was $3,728 compared to a net loss of $5,691 for the three months ended September 30, 2008. The decrease in net loss of $1,963 is primarily attributed to a decrease in expenses from cost-cutting measures at Ladenburg and Investacorp and an increase of revenues due to the acquisition of Triad on August 13, 2008.
     Total revenues for the three months ended September 30, 2009 increased $7,974 (26%) from the 2008 period. The increase is primarily due to an increase in Triad revenues of $10,904 and a $1,318 increase in principal transactions. The addition of Triad resulted in a $10,180 increase in commissions and fees revenue, a $607 increase in other income and a $117 increase in interest and dividends. The increase in revenues from Triad was partially offset by a $2,522 decrease in Ladenburg and Investacorp’s commissions and fees revenue, a $1,101 decrease in investment banking revenue, a $164 decrease in asset management fee revenue and a $612 decrease in interest and dividends due to lower client assets and interest rates.
     Total expenses for the three months ended September 30, 2009 increased $6,793 (19%) from the 2008 period. The increase is primarily due to the increase in Triad expenses of $10,694 (primarily commissions and fees expense of $9,399). This was partially offset by a $1,426 decrease in commissions and fees expense at Investacorp and decreases in Ladenburg and Investacorp’s compensation expense of $882, professional services of $585, rent and occupancy of $522, brokerage, communication and clearance fees of $215 and interest expense of $98. Although total expenses increased due to the Triad acquisition, Ladenburg and Investacorp have undertaken efforts to reduce operating expenses. Also, Investacorp and Triad have been seeking increased operating efficiencies, including benefits from sharing common technology platforms.
     The $7,658 (31%) increase in commissions and fees revenue in the third quarter of 2009 is primarily due to the Triad acquisition, which had a $10,180 increase in commissions and fees revenue. Unfavorable market conditions negatively impacted commissions and fees revenue in both of our segments, including a decrease in commissions and fees revenue generated by Investacorp and Ladenburg of $2,522 as compared to the 2008 period. Commissions and fees revenue consists of commissions earned as agent in transactions involving equity and fixed income securities, mutual funds, insurance and other products. We also earn commissions and fees revenue in the form of 12b-1 fees and investment advisory fees on assets under management.

     The $1,101 (26%) decrease in investment banking revenue for the three months ended September 30, 2009 was primarily due to a decrease in deferred fees from SPAC business combinations of $2,328, partially offset by increases in capital raising, which includes private placements of equity and debt instruments and underwritten public offerings, of $1,008 and a $226 increase in advisory, mergers & acquisitions and valuations revenue. We led or co-managed four public offerings and acted as placement agent in six private offerings in the three months ended September 30, 2009 as compared to one public offering and two private offerings in the comparable 2008 period. Our capital raising activities are focused increasingly on registered direct and PIPE (private placement in public equity) transactions. We expect continued improvement in investment banking revenue in the fourth quarter of 2009.
     The $164 (25%) decrease in asset management fees for the three months ended September 30, 2009 is due to decreased assets under management resulting from market declines.
     The $1,318 (216%) increase in principal transactions is primarily attributable to gains in securities received as underwriting consideration.
     The $495 (50%) decrease in interest and dividends revenue for the three months ended September 30, 2009 is primarily attributable to lower interest rates in 2009 and decreased asset balances. We expect similar trends in the fourth quarter of 2009.
     For the 2009 period, we did not record an amount for unrealized gain on the NYSE Euronext restricted common stock we held because these shares are no longer restricted. In the 2008 period, we recorded an unrealized loss of $111 for these shares. Unrealized gains and losses for these shares were recorded in principal transactions revenue. We sold our remaining NYSE Euronext shares in the second quarter of 2009.
     Other income revenue for the three months ended September 30, 2009 increased $647 (63%), primarily due to the addition of Triad, which contributed $607 of the increase in other income in the third quarter of 2009.
     The $7,973 (53%) increase in commissions and fees expense for the third quarter of 2009 compared to the comparable 2008 period is due to the addition of Triad, which can be attributed with an increase of $9,399 of such expense in 2009, partially offset by a decrease in such expense of $1,426 at Investacorp. The decrease at Investacorp is directly correlated to the reduction in commissions and fees revenue at Investacorp. Commissions and fees expense are compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.
     Compensation and benefits expense decreased $355 (3%) during the third quarter of 2009, primarily due to a $1,050 reduction in Ladenburg’s producers’ compensation, which is directly correlated with revenue production by such persons, a $174 reduction in Ladenburg and Investacorp’s compensation and benefits. This amount was partially offset by the addition of Triad, which had a $527 increase in compensation and benefits expense for the third quarter of 2009, and a one-time severance charge at Ladenburg of $365.
     Non-cash compensation expense increased $148 (10%) for the third quarter of 2009 as compared to the comparable 2008 period, primarily due to a reduction in the forfeiture rate for our stock options.
     Brokerage, communication and clearance fees expense increased $25 (2%) in the third quarter of 2009 as compared to the comparable 2008 period, primarily due to increases in Triad expense of $240, partially offset by a decrease at Ladenburg of $241. We expect brokerage, communication and clearance fees expense to benefit from cost savings under our new clearing agreements beginning in the fourth quarter of 2009.
     The $437 (48%) decrease in rent and occupancy, net of sublease revenue for the three months ended September 30, 2009 is primarily due to a $421 reversal of a charge recorded in the first quarter of 2009 for abandoning office space. Ladenburg re-opened a retail brokerage branch in the third quarter of 2009 at its Lexington Avenue office space in New York City.
     The $530 (34%) decrease in professional services for the third quarter of 2009 is due to lower legal fees incurred by Ladenburg than in the comparable 2008 period.

     The $104 (9%) decrease in interest expense for the third quarter of 2009 is primarily attributable to the use of the proceeds from the NFS forgivable loan to repay amounts outstanding under our revolving credit facility.
     We had income tax benefit of $92 for the third quarter of 2009 as compared to income tax expense of $690 for the comparable 2008 period. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at September 30, 2009 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $184 for the three months ended September 30, 2009 as a result of goodwill amortization for tax purposes. The income tax rates for the 2009 and 2008 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance for the comparable 2009 and 2008 periods.
Nine months ended September 30, 2009 versus nine months ended September 30, 2008
     Our net loss for the nine months ended September 30, 2009 was $15,127 compared to a net loss of $11,957 for the nine months ended September 30, 2008. The $3,170 increase in net loss is attributable to the decrease in investment banking transactions, primarily SPAC offerings, a decrease in Investacorp commissions and fees and a decrease in asset management fees, partially offset by an increase in Triad net income of $186, decreases in commissions and fees expense at Investacorp and compensation and benefits expense.
     Total revenues for the nine months ended September 30, 2009 increased $21,565 (25%) from the 2008 period. The increase is primarily due to the inclusion of Triad revenues for nine months in 2009 compared to 48 days in 2008, an increase of $37,523. Similarly, in 2009 Triad contributed an additional $34,615 in commissions and fees revenue, a $2,370 increase in other income and a $538 increase in interest and dividends as compared to the comparable 2008 period. Also, principal transaction revenues increased $1,334, partially offset by a $10,832 decrease in Ladenburg and Investacorp commissions and fees revenue, a $4,635 decrease in investment banking revenue, a $742 decrease in asset management fee revenue and a $1,197 decrease in interest and dividends for the first nine months of 2009 as compared to the comparable 2008 period.
     Total expenses for the nine months ended September 30, 2009 increased $25,020 (26%) from the 2008 period. The increase is primarily due to the inclusion of Triad expenses for nine months in 2009 compared to 48 days in 2008, an increase of $37,163 (primarily commissions and fees expense of $30,653), an increase in Ladenburg and Investacorp non-cash compensation expense of $668 and an increase in rent and occupancy expense of $377. This was partially offset by a $7,451 decrease in Investacorp’s commissions and fees expense and decreases in Ladenburg’s and Investacorp’s compensation expense of $4,496, brokerage, communication and clearance fees of $140, interest expense of $289, depreciation and amortization of $179 and other expenses of $541. Although total expenses increased due to the Triad acquisition, Ladenburg and Investacorp have undertaken efforts to reduce operating expenses. Also, Investacorp and Triad continue to seek increased operating efficiencies, including benefits from sharing common technology platforms.
     The $23,783 (37%) increase in commissions and fees revenue in the 2009 period is due to the addition of Triad, which had $34,615 in commissions and fees revenue for the nine months ended 2009 compared to $3,725 for the forty-eight days in 2008. Unfavorable market conditions negatively impacted commissions and fees revenue in both of our segments, including a decrease in commissions and fees revenue generated by Investacorp and Ladenburg of $10,832 as compared to the 2008 period.
     The $4,635 (35%) decrease in investment banking revenue for the nine months ended September 30, 2009 was primarily due to a $2,917 decreased capital raising revenue and a $1,714 decrease in deferred fees from SPAC business combinations. We led or co-managed seven public offerings and acted as placement agent in five private offerings in the nine months ended September 30, 2009 as compared to five public offerings and four private offerings in the comparable 2008 period.
     The $742 (35%) decrease in asset management fees for the nine months ended September 30, 2009 is due to decreased assets under management resulting from market declines.
     The $1,334 (295%) increase in principal transactions is primarily attributable to gains in securities received as underwriting consideration.

     The $659 (22%) decrease in interest and dividends revenue is due to lower interest rates and decreased asset balances which caused a decrease of $1,197 at Ladenburg and Investacorp, partially offset by Triad interest and dividends of $538.
     The $2,373 (88%) increase in other income is due to the addition of Triad, which had $2,370 in other income.
     The $23,202 (59%) increase in commissions and fees expense is due to the addition of $30,653 from Triad in 2009, partially offset by a decrease of $7,451 at Investacorp, which is directly correlated to the reduction in commissions and fees revenues at Investacorp.
     The $1,942 (6%) decrease in compensation and benefits expense is primarily due to a $4,779 reduction in Ladenburg’s producers’ compensation, which is directly correlated to revenue production by such persons, partially offset by the addition of Triad, which had a $2,544 increase in compensation and benefits expense and a one-time charge for severance at Ladenburg of $365.
     The $668 (15%) increase in non-cash compensation expense is primarily due to a reduction in the forfeiture rate for our stock options.
     The $1,233 (32%) increase in brokerage, communication and clearance fees expense is due primarily to Triad expense of $1,373.
     The $622 (32%) increase in rent and occupancy, net of sublease revenue, expense is primarily attributable to a $122 one-time charge related to office space Ladenburg previously abandoned and re-opened in September 2009, $101 in increased costs for Ladenburg’s New York headquarters, $245 for Triad rent and occupancy expense and a $196 increase due to the loss from subletting Telluride office space.
     The $299 (7%) increase in professional services expense for the 2009 period is primarily due to an increase in Ladenburg legal fees of $226 and the addition of Triad expense of $391 partially offset by a decrease in audit and tax expenses of $355.
     The $288 (8%) decrease in interest expense is primarily attributable to a $2,824 reduction in average amounts outstanding under our loan obligations in the 2009 period and lower rates.
     The $570 (25%) increase in depreciation and amortization expense is primarily due to Triad expense of $749, of which $701 is attributed to the amortization of intangible assets related to the acquisition.
     We had income tax expense of $467 for 2009, as compared to income tax expense of $752 for 2008. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at September 30, 2009 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $546 during the nine months ended September 30, 2009 as a result of goodwill amortization for tax purposes. The income tax rates for the 2009 and 2008 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance in the 2009 and 2008 periods.
Liquidity and Capital Resources
     Approximately 22% and 26% of our total assets at September 30, 2009 and December 31, 2008, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading and investment banking activity. As securities dealers, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.
     Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Ladenburg is also subject to the net capital rules of the CFTC. Therefore, Ladenburg, Investacorp and Triad are subject to certain restrictions on their use of capital and their related liquidity. At September 30, 2009, Ladenburg’s regulatory net capital of $2,397 exceeded minimum capital requirements of $500 by $1,897. At September 30, 2009, Investacorp’s regulatory net capital of $693 exceeded minimum capital requirements of $352 by $341. At September 30, 2009, Triad’s regulatory net capital of $792 exceeded minimum capital requirements of $294 by $498. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies, and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg, Investacorp and Triad that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.
     Investacorp also is contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the lesser of the then outstanding principal balance of the note issued to Investacorp’s former principal shareholder and $5,000. At September 30, 2009, the outstanding principal balance of this note was $5,631.
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
     Our primary sources of liquidity include our cash flows from operations and borrowings under our $30,000 revolving credit agreement with Frost Gamma Investments Trust, an affiliate of our principal shareholder. Borrowings under the $30,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At September 30, 2009, $15,500 was outstanding under the revolving credit agreement. We used the proceeds of the $10,000 NFS forgivable loan discussed above in “Recent Developments” to repay amounts outstanding under our revolving credit facility. We may repay or re-borrow outstanding amounts under this facility at any time prior to the amended maturity date of August 25, 2016, without penalty. We believe our existing assets, funds generated from operations and funds available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.
     Cash used in operating activities for the nine months ended September 30, 2009 was $1,097 primarily due to our net loss, an increase in other assets and receivables from other broker-dealers, partially offset by securities owned, receivables from clearing brokers and accrued compensation.
     Investing activities used $42 for the nine months ended September 30, 2009, primarily due to an increase in furniture, equipment and leasehold improvements partially offset by a decrease in restricted assets related to the termination of a letter of credit securing obligations under one of Ladenburg’s office leases.
     Financing activities provided $142 for the nine months ended September 30, 2009, primarily due to the $10,000 forgivable loan agreement, partially offset by repayments of amounts outstanding under our revolving credit facility, repayments of notes payable and common stock repurchases.
     In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted. From inception through September 30, 2009, 947,824 shares have been repurchased under the program.
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

     The clearing operations for Ladenburg, Investacorp and Triad’s securities transactions are provided primarily by one clearing broker, a large financial institution. At September 30, 2009 and December 31, 2008, substantially all of the securities owned and the amounts due from clearing brokers reflected in our condensed consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. We are subject to credit risk should this clearing broker become unable to fulfill its obligations.
     In the normal course of business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments include financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of September 30, 2009 and December 31, 2008, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, each of Ladenburg and Triad sold securities that it did not own and will therefore be obligated to purchase such securities at a future date. We have recorded these obligations in our statements of financial condition at market values of the related securities, and each of Ladenburg and Triad may incur a loss if the market value of the securities increases after September 30, 2009. See Note 5 to our unaudited condensed consolidated financial statements for further information.
     We and our subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on these cash deposits.
Market Risk
     Market risk represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent in derivative and non-derivative financial instruments and, accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market-risk sensitive financial instruments.
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
     We maintain inventories of trading securities. At September 30, 2009, the fair market value of our inventories was $2,281 in long positions and $38 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2009 will have a material adverse effect on our consolidated financial position or results of operations.
Recently Issued Accounting Principles
     During the third quarter of 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification became the single source of authoritative U.S. GAAP. The Codification does not create any new GAAP standards, but incorporates existing accounting and reporting standards into a new topical structure. Beginning with this quarterly report, we used a new referencing system to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (“ASC”) topical reference and new standards will be designated as Accounting Standards Updates (“ASU”) with a year and assigned sequence number. The adoption of the Codification did not have any impact on our financial statements.
     On April 9, 2009, the FASB issued ASC No. 825-10 “Financial Instruments” (“ASC 825-10”). ASC 825-10 amends disclosure standards to require disclosures about fair value of financial instruments in interim and annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and we adopted them in the second quarter of 2009. (See Note 8)
     In May 2009, the FASB issued ASC No. 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted the provisions of ASC 855-10 for the quarter ended June 30, 2009 and has evaluated subsequent events through the date the financial statements were issued on November 6, 2009.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for the Company beginning on January 1, 2010. We are presently evaluating the effect, if any, that the adoption of SFAS 167 will have on our financial statements. SFAS 167 has not yet been included in the Codification.
     In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), codified primarily in ASC 820, ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the ASC as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009 for us), and adoption is not expected to have a significant impact on our financial statements.
Special Note Regarding Forward-Looking Statements
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, as amended and in this report important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
     Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, we caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us. Further, readers should keep in mind that our quarterly revenues and profits can fluctuate materially depending on many factors, including the number, size and timing of completed offerings and other transactions. Accordingly, our revenues and profits in any particular quarter may not be indicative of future results.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended), (the “Exchange Act”), as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.
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
Item 1A. RISK FACTORS
     There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, as amended, except that the following risk factor is modified due to our entering into a $10 million forgivable loan agreement.
     The following risk factor has been modified to read in full as follows:
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
Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and prospects. Also, we have entered into a $10 million forgivable loan agreement. This loan will be forgiven only if we attain certain future performance targets. There can be no assurance that we will be able to meet such targets. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. As a result, we may not be able to generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On August 27, 2009, we held our annual meeting of shareholders at which we submitted the following matters to a vote of shareholders:
1.	Our shareholders elected each of the individuals nominated for election for a one-year term and until their successors are elected and qualified as follows:

	Votes For	Authority Withheld
Henry C. Beinstein	131,479,933	9,641,993
Robert J. Eide	130,888,187	10,233,739
Dr. Phillip Frost	130,789,211	10,332,715
Brian S. Genson	131,801,384	9,320,542
Saul Gilinski	133,229,320	7,892,606
Dr. Richard M. Krasno	131,852,704	9,269,222
Richard J. Lampen	132,971,454	8,150,472
Howard M. Lorber	132,143,714	8,978,212
Jeffrey S. Podell	133,155,714	7,966,212
Richard J. Rosenstock	133,285,344	7,836,582
Mark Zeitchick	133,131,318	7,990,608
2.	Our shareholders approved our 2009 Incentive Compensation Plan that authorizes for issuance 25,000,000 shares of our common stock in connection with awards granted under the plan.

For	Against	Abstaining	Broker Non-Votes
90,720,587	5,393,794	9,452,639	35,554,906
Item 6. EXHIBITS

Exhibit No.	Description
4.1
Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. Certain Portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.

4.2	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Date: November 6, 2009	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)