Form 10-K
period 2009-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2010-03-17
CIK 1029730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE Amex on that date) held by non-affiliates of the registrant was approximately $49,900,000.

As of March 11, 2010, there were 167,932,038 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

PART I

ITEM 1.	BUSINESS.

General

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services and asset management services through our principal subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”) and Ladenburg Thalmann Asset Management Inc. (“LTAM”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

Investacorp, headquartered in Miami Lakes, Florida, is an independent broker-dealer and registered investment advisor that has been serving the independent financial advisor community since 1978. Investacorp’s national network of independent financial advisors primarily serves retail clients. We acquired Investacorp in October 2007.

Triad, headquartered in Norcross, Georgia, is an independent broker-dealer and registered investment advisor that offers a broad range of products, services and total wealth management solutions to independent contractor financial advisors located nationwide. Triad’s independent financial advisors primarily serve retail clients. Triad was founded in 1998 and we acquired Triad in August 2008.

LTAM, headquartered in New York, NY, is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg clients as well as clients of Investacorp and Triad’s financial advisors.

Through our acquisitions of Investacorp and Triad, we have become a significant presence in the independent broker-dealer space. During the past decade, this has been one of the fastest growing segments of the financial services industry. With combined revenues of approximately $112 million for 2009 and approximately 1,000 financial advisors for Investacorp and Triad, we have become one of the approximately 25 largest firms in the independent broker-dealer space. We believe that, as a result of the current market turmoil, we have the opportunity through acquisition and recruiting to significantly expand our market share in this segment over the next several years. Our goal remains as a public financial services company to marry the more recurring and predictable revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. Ladenburg’s businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in good market conditions.

Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board (“MSRB”) and is a member of the Securities Investor Protection Corporation (“SIPC”). Ladenburg and Triad are also subject to regulation by the Commodities Futures Trading Commission (“CFTC”) and National Futures Association.

Ladenburg’s private client services and institutional sales departments serve approximately 12,000 accounts nationwide and LTAM provides investment management services to numerous individuals and institutions. At December 31, 2009, Investacorp’s approximately 460 financial advisors served approximately 134,000 accounts nationwide and Investacorp had approximately $7.3 billion in client assets. Triad’s approximately 540 financial advisors served approximately 130,000 accounts nationwide and had approximately $10.3 billion in client assets at December 31, 2009.

We were incorporated under the laws of the State of Florida in February 1996. Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137. Our telephone number is (212) 409-2000. Ladenburg and LTAM’s principal executive offices are located at 520 Madison Avenue, New

York, New York 10022. Ladenburg has branch offices located in Melville, New York, Miami and Boca Raton, Florida, Lincolnshire, Illinois, Los Angeles, California and Princeton, New Jersey. Investacorp’s principal executive offices are located at 15450 New Barn Road, Miami Lakes, Florida 33014. Investacorp’s independent financial advisors are located in approximately 309 offices in 42 states. Triad’s principal executive offices are located at 5185 Peachtree Parkway, Suite 280, Norcross, GA 30092. Triad’s independent financial advisors are located in approximately 257 offices in 40 states.

Available Information

Our corporate filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended, and any amendments to those filings, are available, free of charge, on Ladenburg’s website, www.ladenburg.com, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. We do not intend for information contained in our website, or those of our subsidiaries, to be a part of this annual report on Form 10-K. In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. We will provide to any person, without charge, a copy of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Ladenburg Thalmann Financial Services Inc., 4400 Biscayne Blvd., 12th Floor, Miami, FL 33137, Attn: Corporate Counsel.

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

Recent Developments

Amendment of Clearing Arrangements and Forgivable Loan

In August 2009, we amended the terms of our clearing agreements with National Financial Services LLC (“NFS”), a Fidelity Investments company. NFS now serves as the exclusive clearing broker for Ladenburg, Investacorp and Triad, and the clearing agreements between the firms and NFS have a seven-year term. We are realizing significant cost savings as a result of these new clearing arrangements.

On August 25, 2009, NFS provided us with a seven-year, $10,000,000 forgivable loan. Interest on the loan accrues at the prime rate plus 2%. If our broker-dealer subsidiaries meet certain aggregate annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $1,429,000 commencing in August 2010 and continuing on an annual basis through August 2016. Interest payments due for each such year also will be forgiven if we meet the annual clearing revenue targets. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If any principal amount is not forgiven, we may have such principal forgiven in future years if our broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. We have expensed, and expect to continue to expense, interest under the loan agreement until such interest is forgiven.

The loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintenance of minimum adjusted shareholders’ equity levels and a prohibition on the termination of our revolving credit agreement. If an event of default occurs, the outstanding principal and interest under the loan agreement may be accelerated and become immediately due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is collateralized by our (but not our broker-dealer subsidiaries’) deposits and accounts held at NFS or its affiliates, which amounted to $468,000 at December 31, 2009.

We used the loan proceeds to repay amounts outstanding under our revolving credit agreement. We intend to use the increased availability under that facility to support our strategy to become a leader in the independent broker-dealer space.

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of material amounts of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to complete any such potential acquisitions on acceptable terms or at all or, if we do, that any acquired business will be profitable. Also we may not be able to integrate successfully acquired businesses into our existing business and operations.

Business Segments

Effective as of October 19, 2007 (the date we acquired Investacorp), we have two operating segments which correspond to our Ladenburg subsidiary and our independent brokerage and advisory services business conducted by Investacorp and Triad. Financial and other information by segment for the years ended December 31, 2009, 2008 and 2007 is set forth in Note 16 to our consolidated financial statements.

Ladenburg

Ladenburg is a full-service investment bank that provides investment banking, sales and trading and equity research to its corporate and institutional clients and high net-worth individuals.

Investment Banking Activities

Ladenburg’s investment banking professionals provide corporate finance and strategic and financial advisory services to public and private companies, primarily those companies with market capitalizations below $500 million, which we refer to as middle-market companies. Ladenburg provides these middle-market companies with capital raising and strategic advisory services throughout their growth cycles. Ladenburg offers its clients a high level of attention from senior personnel and has designed its organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients. Ladenburg’s 19 investment banking professionals serve clients nationwide and worldwide from its offices in Miami, Florida and New York, New York.

Corporate Finance

Ladenburg’s capital markets group provides capital origination services primarily to middle-market companies. Ladenburg’s investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg’s ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the initial public offering market may not be favorable consistently in the future, we expect that Ladenburg will participate in follow-on offerings, PIPEs, registered direct offerings and private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the PIPE and registered direct areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2009, Ladenburg placed 11 registered direct and

PIPE offerings, which raised approximately $124 million for clients in the healthcare, biotechnology, energy and other industries.

Ladenburg seeks to capitalize on its distribution network by focusing on the financial services and energy/utilities sectors. These sectors have yield-oriented equities which are attractive to institutional and retail investors. These yield products include offerings by mortgage REITS, business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg also has dedicated investment bankers focused on the healthcare and biotechnology sectors.

Strategic and Financial Advisory Services

Ladenburg advises clients on a wide range of strategic and financial issues. When Ladenburg advises a company in the potential acquisition of another company, business or assets, its services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. Ladenburg also may provide advice regarding the timing, structure, financing and pricing of a proposed acquisition and may assist in negotiating and closing the acquisition. Ladenburg’s buy-side and sell-side mandates often require that it leverage its extensive relationships and capital markets expertise. These mandates generally have a limited duration so Ladenburg seeks to develop new engagements from existing and prior clients, as well as their legal and other advisors.

Ladenburg has extensive expertise in the fairness opinion market. Fairness opinions often are necessary or requested in a variety of situations, including mergers, acquisitions, restructurings, financings and privatizations. Ladenburg provides fairness opinions and analyses to boards of directors, independent committees of boards of directors and shareholders. The firm also provides objective advice on the valuation of businesses and securities in connection with mergers, acquisitions, leveraged buyouts and restructurings, going-private transactions and certain other market activities. Also, Ladenburg’s professionals have extensive valuation expertise and regularly determine the value of private companies, closely-held business interests, limited partnership interests, intellectual property and other intangible assets and corporate securities with marketability concerns.

Sales and Trading

Ladenburg’s private client services and institutional sales departments currently serve a total of approximately 12,000 accounts nationwide. Ladenburg charges commissions to its individual and institutional clients for executing securities trading orders.

Ladenburg’s sales and trading operation distributes our equity research product and communicates our proprietary investment recommendations to our growing base of institutional investors. Also, our sales and trading staff executes equity trades on behalf of our clients and sells the securities of companies for which we act as an underwriter.

We have established a broad institutional client base through a consistent focus on the investment and trading objectives of our clients. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to institutional clients nationwide.

We believe that our sales and trading clients turn to us for timely, differentiated investment advice. We believe that our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other investment banks without our middle-market emphasis. In recent years, many investment banks have reduced equity research coverage and market making activities for companies with market capitalizations below certain thresholds. However, we continue to commit research and sales and trading resources to smaller-capitalization companies with the belief that institutional investors will value such specialized knowledge and service.

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

Research Services

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department specializes in small- to mid-cap companies in the power and electric utilities, exploration and production, oil services, healthcare, healthcare technology and on a special situations basis and may expand to additional sectors in the future. Ladenburg recently initiated research coverage on numerous Florida-based companies and intends to increase its coverage in this geographic area. Research is provided on a fee basis to certain institutional accounts.

Our research department:

•	reviews and analyzes general market conditions and other industry groups;

•	issues written reports on companies, with recommendations on specific actions to buy, sell or hold;

•	furnishes information to retail and institutional customers; and

•	responds to inquires from customers and account executives.

Asset Management

Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor. It offers various asset management products utilized by Ladenburg clients, as well as clients of Investacorp and Triad’s financial advisors.

Ladenburg Asset Management Program

The Ladenburg Asset Management Program provides centralized management of mutual fund and exchange-traded fund portfolios based on asset allocation models. Features of the program include active rebalancing at the asset class and security level, minimum account balance, risk analysis, customized investment policy statements and comprehensive performance reporting.

Investment Consulting Services

LTAM’s Investment Consulting Services (“ICS”) provides clients with access to professional money managers usually only available to large institutions, across the spectrum of major asset classes. Whether the client requires a complete asset allocation strategy or an investment manager for a single asset class, each of our managers has been thoroughly examined for inclusion in the ICS program. Once a manager has been added to the platform, it is regularly reviewed in order to ensure that it represents a suitable solution. Through ICS, LTAM services high net worth clients and institutions, such as foundations and hospitals.

Private Investment Management

The Private Investment Management program allows internal managers to provide portfolio services to clients on a discretionary basis with specific styles of investing for an annual asset-based fee. The Private Investment Management Program Accredited (“PIMA”) is offered for accredited investors. The internal PIMA managers manage certain accounts using various investment strategies, including short-selling and use of leverage. In addition to an annual asset-based fee, certain customers also are charged an incentive fee, if earned, at the end of each calendar year.

Retirement Plan Sponsor Services

LTAM provides investment consulting services to sponsors of retirement plans, such as 401(k) plans. These services include: identifying mutual funds for the plan sponsor’s review and final selection based on the selection criteria stated in the plan’s investment policy statement; assisting in the planning of, and participating in, enrollment and communication meetings; and providing to the plan sponsor quarterly performance reports of the funds for the purpose of meeting the plan fiduciary’s obligation to monitor plan assets. Certain plan participants also may engage LTAM to manage their plan assets on a discretionary basis.

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

Investment Activities

Ladenburg may from time to time seek to realize investment gains by purchasing, selling and holding securities for its own account on a daily basis. Ladenburg may also from time to time engage for its own account in the arbitrage of securities. We are required to commit the capital necessary for use in these investment activities. The amount of capital committed at any particular time will vary according to market, economic and financial factors, including the other aspects of our business. Also, Ladenburg regularly receives shares or warrants that entitle it to purchase securities of the corporate issuers for which it raises capital or provides advisory services.

Independent Brokerage and Advisory Services

Overview

Investacorp and Triad are independent broker-dealers and registered investment advisors, whose non-employee financial advisors offer securities brokerage and advisory services to their clients, which may include packaged products such as mutual funds, variable annuities and advisor managed accounts.

We believe that the financial services industry is experiencing an increase in the number of financial advisors at independent broker-dealers and registered investment advisors as financial advisors are leaving large national firms. These new independent financial advisors require client and back office support services and access to technology and typically become affiliated with an independent broker-dealer. We expect this trend to continue and possibly accelerate in the future.

A financial advisor who becomes affiliated with Investacorp or Triad generally establishes his or her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, and general office supplies); although all of that branch’s revenues from securities brokerage transactions and from advisory services conducted through Investacorp or Triad accrue to Investacorp or Triad. Because an independent financial advisor bears the responsibility for these expenses, the financial advisor receives a significant percentage of the commissions or advisory fees he or she generates, typically at least 80%. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of sales force costs, including providing employee benefits, office space, sales assistants, telephone service and supplies. The independent brokerage model permits Investacorp and Triad to expand their respective base of revenue and retail distribution network of investment products and services without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Investacorp’s and Triad’s financial advisors must possess a sufficient level of business experience to enable the individual to independently operate his or her own office. Insurance agents, financial planners, accountants and other financial professionals, who already provide financial services to their clients, often affiliate with independent broker-dealers. These professionals then offer financial products and services to their clients through Investacorp and Triad and earn commissions and fees for these transactions and services. Investacorp’s and Triad’s financial advisors have the ability to structure their own practices and to focus in different areas of the investment business, subject to Investacorp’s and Triad’s supervisory procedures as well as compliance with all applicable regulatory requirements.

Many of Investacorp’s and Triad’s financial advisors provide financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions may be effected through Investacorp or Triad, for which Investacorp or Triad earns either a commission or a fee. Representatives may be permitted to conduct other approved businesses unrelated to their Investacorp or Triad activities, such as offering fixed insurance products and accounting, estate planning and tax services, among others.

Each financial advisor is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities or advisory business in which he or she engages, and to register in the various states in which he or she has customers. Each of Investacorp and Triad is ultimately responsible for supervising all of its financial advisors wherever they are located. We can incur substantial liability from improper actions of any of Investacorp’s or Triad’s financial advisors.

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

Strategy for our Independent Brokerage and Advisory Services Business

Investacorp and Triad are focused on increasing their networks of financial advisors, revenues and client assets as described below.

•	Recruit experienced financial professionals. Each of Investacorp and Triad actively recruits experienced financial professionals. These efforts are supported by advertising, targeted direct mail and inbound and outbound telemarketing. Although Investacorp and Triad will continue to attempt to recruit those financial advisors who sell primarily mutual funds, annuities and insurance, it also intends to pursue financial advisors who focus on the sale of equities, fixed income and alternative investment products.

•	Provide technological solutions to home-office employees and independent financial advisors. We believe that it is imperative that Investacorp and Triad continue to possess state-of-the-art technology so that their employees and independent financial advisors can effectively transact, facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing our commitment to provide a highly capable technology platform to process business, we believe that Investacorp and Triad can achieve economies of scale and potentially reduce the need to hire additional personnel.

•	Build recurring revenue. We have recognized the trend toward increased investment advisory business and each of Investacorp and Triad is focused on building its fee based investment advisory business, which may be better suited for certain clients. While these fees generate substantially lower first year revenue than most commission products, the recurring nature of these fees provides a platform for accelerating future revenue growth.

•	Assist financial advisors to increase their sales. Investacorp and Triad are aligned with their financial advisors in seeking to increase their sales and improve productivity. Investacorp and Triad undertake initiatives to assist their financial advisors with client recruitment, training, compliance and product support. Investacorp and Triad also focus on improving back-office support to allow financial advisors more time to focus on serving their clients, rather than administrative burdens.

•	Acquire other independent brokerage firms. We may also pursue the acquisition of other independent brokerage firms. The ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms. There can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than anticipated.

Investacorp

Investacorp supports its independent contractor financial advisors in providing products and services to their clients in approximately 309 branch offices located in 42 states. The number of financial advisors in these offices ranges from one to 15. Approximately one-quarter of the financial advisors are located in Florida with a significant number located in New York. Revenues generated from Investacorp’s business represented 34% of our total revenues in 2009.

Triad

Triad supports its independent contractor financial advisors in providing products and services to their clients in approximately 257 branch offices located in 40 states. The number of financial advisors in these offices ranges from one to seven. Approximately 15% of the financial advisors are located in Georgia with a significant number located in Michigan. Revenues generated from the business of Triad represented 40% of our total revenues in 2009.

Investacorp’s and Triad’s Brokerage Business

Each of Investacorp and Triad provides full support services to each of its financial advisors, including: access to stock and options execution; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

While an increasing number of clients are electing asset-based advisory fee platforms rather than the traditional commission schedule, in most cases Investacorp and Triad charge commissions on variable annuity, mutual fund, equity and fixed income transactions. Investacorp and Triad primarily derive revenue from commissions from the sale of variable annuity and mutual fund products by their independent financial advisors. Investacorp and Triad continue to focus on growing asset-based advisory fee platforms.

Investacorp’s Asset Management Business

Advisor Managed Accounts

IAS offers five account structures for advisor managed accounts, based on NFS technologies, allowing its financial advisors and their clients to determine the best structure for their needs. These accounts consist of:

•	Architect — a complete “wrap-fee” account with a $50,000 minimum; no transaction costs for mutual fund, equity, fixed income or ETF trades.

•	Structure — a fee-based account with a $25,000 minimum; allowing transactions in mutual funds, equities, fixed income or ETFs with transaction costs.

•	Choice — a fee-based account with a $25,000 minimum; allowing transactions in mutual funds and ETFs with transaction costs.

•	Edge — a lower cost alternative fee-based account with a $25,000 minimum; allowing transactions in non-transaction fee mutual funds with no transaction costs.

•	Managed Account Solutions — a fee-based account allowing transactions in mutual funds, equities, fixed income and ETFs with transaction costs which leverages NFS’ direct technology.

IAS currently offers other account structures for advisor managed accounts, based on the technologies of its clearing firm, allowing its financial advisors and their clients to determine the best structure for their needs across multiple clearing options. The accounts in this series are titled Target. The services may include advisory, administrative and processing functions.

Third Party Programs

For financial advisors who prefer not to act as portfolio managers, IAS offers third party management options. These options employ managers who select diversified, fee-based asset management investment portfolios based on a client’s needs. The types of portfolios may include separately managed portfolios, multi-managed accounts, and mutual fund model portfolios. These portfolios may also include portfolio analytics, performance reporting and position-specific reporting.

Triad’s Asset Management Business

Advisor Managed Accounts

Triad offers four account structures for advisor managed accounts allowing its financial advisors and their clients to determine the best structure for their needs. These accounts consist of:

•	Summit — a mutual fund “wrap” account with a $50,000 minimum; no transaction costs for mutual fund transactions.

•	Pinnacle — a complete “wrap” account with a $150,000 minimum; no transaction costs for mutual fund, equity, ETF or fixed income trades.

•	Apex — no account minimum; discounted transaction costs.

•	Crown — no account minimum; $20 annual fee; discounted transaction costs.

Third Party Managed Accounts

For financial advisors who prefer not to act as portfolio managers, Triad offers the following third party management options:

•	Privately managed accounts — provides a broad selection of managers from which to select, together with consultation with Triad regarding appropriate options.

•	Odyssey — designed for “mid-net-worth” accounts; provides a diversified, fee-based asset management solution with portfolio analytics.

•	Managed Account Solutions — provides a turn-key asset management platform offering fee-based asset management through separate managed accounts, multi-managed accounts and mutual fund model portfolios; includes analytics and performance and position-specific reporting.

Investalink

Investalink® is our proprietary and customized back-office and financial advisor workstation. We believe this proprietary technology provides a key competitive advantage in recruitment and retention of financial advisors in our independent brokerage and advisory services segment. Investalink® allows for online account opening, consolidated statements for multiple clearing firms and fund families, compliance monitoring, commissions tracking, comprehensive client management and other features. Also, Investalink’s financial advisor desktop combines transactional and trend analysis, links to real-time market data, quick logins for inter-application connectivity and integration of third-party applications. Investacorp’s financial advisors currently use Investalink®. During 2010, Triad will make Investalink® available to its financial advisors.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our broker-dealer subsidiaries do not hold funds or securities for their customers. Instead, each of Ladenburg, Triad and Investacorp use the services of NFS as its clearing agent on a fully disclosed basis. The clearing agent processes all securities transactions and maintains customer accounts on a fee basis. SIPC coverage protects client accounts up to $500,000 per customer, including up to $100,000 for cash. NFS also maintains excess securities bonds, “Excess SIPC”, providing additional protection. Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for Ladenburg’s, Investacorp’s and Triad’s brokerage activities. The clearing agent also lends funds to Ladenburg’s, Investacorp’s and Triad’s customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify the clearing agent for losses it may incur on these credit arrangements. During the first quarter of 2010, Investacorp consolidated from three clearing agents to one firm, NFS.

Seasonality and Cyclical Factors

Seasonality generally does not impact our results. Our revenues may be adversely affected by cyclical factors, such as the current financial market downturn as well as problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which results in fewer investment banking transactions and less investing by institutional and retail investors, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

Competition

We encounter intense competition in all aspects of our business and compete directly with many other providers of financial services for clients as well as financial advisors. We compete directly with many national and regional full service financial services firms, discount brokers, investment advisors, broker-dealer subsidiaries of major commercial bank holding companies, insurance companies and other companies offering financial services in the U.S., globally, and through the Internet. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Also, many firms offer discount brokerage services and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business.

A growing number of brokerage firms offer online trading which has further intensified the competition for brokerage customers. Ladenburg, Investacorp and Triad currently do not offer any online trading services to their customers, although they offer on-line account access to their customers to review their account balances and activity. Competition also is increasing from other financial institutions, notably banking institutions, insurance companies and other organizations, which offer customers some of the same services and products presently provided by securities firms. We seek to compete through the quality of our financial advisors and investment bankers, our level of service, the products and services we offer and our expertise in certain areas.

There is significant competition for qualified personnel in the financial services industry. Our ability to compete effectively depends on attracting, retaining and motivating qualified financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel.

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

Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or financial advisors.

Net Capital Requirements

Our registered broker-dealer subsidiaries are subject to the SEC’s net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Also, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital.

Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2009, Ladenburg had net capital, as defined by such rules, of approximately $2,383,000, which exceeded its minimum capital requirement of $500,000 by $1,883,000. Each of Ladenburg, Investacorp and Triad claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through its correspondent broker on a fully disclosed basis.

Investacorp is subject to SEC Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by such rule, shall not exceed 15 to 1. At December 31, 2009, Investacorp had net capital of approximately $694,000 which was $379,000 in excess of its required net capital of $315,000. At December 31, 2009, Investacorp’s net capital ratio was 6.8 to 1.

Triad is also subject to SEC Rule 15c3-1. At December 31, 2009, Triad had net capital, as defined by such rule of approximately $937,000, which was $645,000 in excess of its required net capital of $292,000. At December 31, 2009, Triad’s net capital ratio was 4.67 to 1.

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

Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt. In the past, Ladenburg has entered into, and from time to time in the future may enter into, temporary subordinated loan arrangements to borrow funds on a short-term basis from our shareholders or clearing broker to supplement the capital of our broker-dealers to facilitate underwriting transactions.

Besides regulatory net capital restrictions, Investacorp is restricted contractually from declaring a dividend to us that would result in its retained earnings and paid-in capital falling below the then outstanding principal balance of the $15,000,000 promissory note we issued to Investacorp’s former principal shareholder. At December 31, 2009, this note had an outstanding principal balance of $4,353,511.

Geographic Area

We are domiciled in the United States and substantially all of our revenue is attributed to activities in the United States. All of our long-lived assets are located in the United States.

Personnel

At December 31, 2009, Ladenburg had a total of 169 employees, of whom 107 are producers and 62 are other full time employees; Investacorp had approximately 460 non-employee financial advisors and 60 full time employees; and Triad had approximately 540 non-employee financial advisors and 41 full time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees and independent contractors to be good.

ITEM 1A.	RISK FACTORS.

You should carefully consider all of the risks described below regarding our company. Our business, financial condition or results of operation could be materially adversely affected by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially and adversely affect our business operations.

Risk Factors Relating to Our Business

Changing conditions in financial markets and the economy could result in decreased revenues, losses or other adverse consequences.

Our financial results were adversely affected in 2009 and 2008 by the turmoil in the financial markets and economy in general. As a securities and investment banking firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could materially adversely affect our business in many ways, including the following:

•	a market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads;

•	unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions;

•	adverse changes in the market could lead to losses from principal transactions. To the extent that we own assets, i.e., have long positions, a downturn in the market could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions, an upturn in the market could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market;

•	adverse changes in the market could also lead to a reduction in revenues from asset management fees. Even in the absence of a market downturn, below-market investment performance by portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors;

•	increases in credit spreads, as well as limitations on the availability of credit, such as occurred during 2008, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations;

•	new or increased taxes on compensation payments such as bonuses or securities transactions may adversely affect our financial results; and

•	low market interest rates adversely impact interest sharing revenues received from our clearing firm.

We have incurred, and may continue to incur, significant operating losses.

Although we had net income for the year ended December 31, 2007, we incurred significant losses from operations during the years ended December 31, 2008 and 2009 and during each of the four years ended December 31, 2006. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2010, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

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

Our revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including the level of underwriting and advisory transactions completed by us and the level of fees we receive from those transactions. Accordingly, our results of operations may fluctuate significantly due to an increased or decreased number of transactions in any particular quarter or year.

Our financial leverage impairs our ability to obtain financing and limits cash flow available for operations.

Our indebtedness:

•	limits our ability to obtain additional financing for working capital, regulatory capital requirements, acquisitions or general corporate purposes;

•	requires us to dedicate a substantial portion of cash flows from operations to the payment of debt service on our indebtedness, resulting in less cash available for operations and other purposes; and

•	increases our vulnerability to downturns in our business or in general economic conditions.

Our ability to satisfy our obligations and to reduce our total debt which, as of December 31, 2009 was $35.4 million, depends on our future operating performance and prospects. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. As a result, we may not be able to generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations which would have a material adverse effect on our business, profitability and results of operations.

Our business depends on commissions and fees generated from the distribution of financial products , and adverse changes in the structure or amount of fees paid by the sponsors of these products could materially adversely affect our cash flows, revenues and results of operations.

An important portion of our revenues is generated from commissions and fees related to the distribution of financial products such as mutual funds and variable annuities by the Investacorp and Triad financial advisors, and to a lesser extent, Ladenburg’s financial advisors. Changes in the structure or amount of the fees paid by the sponsors of these products could materially adversely affect our cash flows, revenues and results of operation.

Also, regulatory agencies and other industry participants have suggested that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. Any reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our results of operations.

Misconduct by our employees and independent financial advisors is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees and independent financial advisors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm.

Misconduct could include:

•	binding us to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•	improperly using or disclosing confidential information;

•	recommending transactions that are not suitable or in the client’s best interests;

•	engaging in fraudulent or otherwise improper activity;

•	engaging in unauthorized or excessive trading to the detriment of customers; or

•	otherwise not complying with laws or our control procedures.

We cannot always deter misconduct by our employees and independent financial advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Prevention and detection among our independent financial advisors, who are not employees of our company and tend to be located in small, decentralized offices, present additional challenges. Misconduct by our employees and independent financial advisors may have a material adverse effect on our business and results of operations.

We may be prohibited from underwriting securities due to capital limits.

From time to time, our underwriting activities may require that we temporarily receive an infusion of capital for regulatory purposes. This is predicated on the amount of commitment Ladenburg makes for each underwriting. In the past, we entered into temporary subordinated loan arrangements with our shareholders or clearing firm. Should we no longer be able to receive such funding from these sources, and if there are no other viable sources available, it would have an adverse impact on our ability to underwrite offerings, generate profits, recruit financial consultants and retain existing customers.

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

From time to time, individuals we employ may choose to leave our company to pursue other opportunities. We have experienced losses of financial advisors, trading and investment banking professionals in the past, and the level of competition for key personnel remains intense. We cannot assure you that the loss of key personnel will not occur again in the future. The loss of a financial advisor or a trading or investment banking professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our results of operations.

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

Our business depends on our and our clearing firms’ ability to process, on a daily basis, many transactions across numerous and diverse markets and the transactions we process have become increasingly complex. We rely heavily on our communications and financial, accounting and other data processing systems, including systems we maintain and systems provided by our clearing broker and service providers. We face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted.

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. Any failure or interruption of our systems, the systems of our clearing broker, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. Also, our clearing broker provides our principal disaster recovery system. We cannot assure you that we or our clearing broker will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, terrorism, or otherwise, or that our or our clearing broker’s back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The inability of our or our clearing broker’s systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

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

We rely on one clearing broker and the termination of the clearing agreements could disrupt our business.

As of the first quarter of 2010, each of Ladenburg, Triad and Investacorp uses one clearing broker to process securities transactions and maintain customer accounts on a fee basis. The clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. Ladenburg, Investacorp and Triad depend on the operational capacity and ability of their clearing broker for the orderly processing of transactions. By engaging the processing services of a clearing firm, each of Ladenburg, Investacorp and Triad is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If these clearing agreements were terminated for any reason, we would be forced to find an alternative clearing firm. We cannot assure you that we would be able to find an alternative clearing firm on acceptable terms to us or at all. Also, the loss of the clearing firm could hamper Investacorp’s and Triad’s ability to recruit and retain their respective independent financial advisors.

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

Risk Factors Relating to Our Industry

Credit risk exposes us to losses caused by third parties’ financial or other problems.

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

Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues, results of operations and perhaps our ability to borrow in the credit markets.

Intense competition from existing and new entities may adversely affect our revenues and results of operations.

The securities industry is rapidly evolving, intensely competitive and has few barriers to entry. We expect competition to continue and intensify in the future. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors also offer a wider range of services and financial products than we do and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. We may not be able to compete effectively with current or future competitors and competitive pressures faced by us may harm our business and may adversely affect our revenues and results of operations.

Errors and omissions claims may negatively affect our business and results of operations.

Our subsidiaries are subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against our subsidiaries or their financial advisors may allege liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to effect securities transactions on behalf of clients, to choose suitable investments for any particular client, to supervise a financial advisor or to provide insurance carriers with complete and accurate information. It is not always possible to prevent or detect errors and omissions, and the precautions our subsidiaries take may not be effective in all cases. Moreover, our Ladenburg subsidiary and its financial advisors do not carry errors and omissions insurance coverage and some of Investacorp’s financial advisors do not carry such coverage either. Our liability for significant and successful errors and omissions claims may materially and negatively affect our results of operations.

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

Legal liability may harm our business.

Many aspects of our business involve substantial risks of liability. An underwriter, such as Ladenburg, is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions about underwriters’ liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. Our underwriting activities often involve offerings of the securities of smaller companies, which may involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter of a smaller company’s securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer or as a result of other business activities. In general, the cases involve various allegations that our employees or financial advisors had mishandled customer accounts. We believe that, based on our historical experience and the reserves established by us, the resolution of the claims presently pending will not have a material adverse effect on our financial condition. However, although we typically reserve an amount we believe will be sufficient to cover any damages assessed against us, we have in the past been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our financial condition and results of operations may be materially adversely affected.

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

From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common law” factors, rather than any definition found in the Internal Revenue Code or Internal Revenue Service (“IRS”) regulations. Each of Investacorp and Triad classifies its financial advisors as independent contractors for all purposes, including employment tax and employee benefit purposes. We cannot assure you that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of Investacorp’s and Triad’s financial advisors. The costs associated with potential changes, if any, to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition.

Failure to comply with net capital requirements could subject us to suspension or revocation by the SEC or suspension or expulsion by FINRA.

Our broker-dealer subsidiaries are subject to the SEC’s net capital rule which requires the maintenance of minimum net capital. Also, Ladenburg and Triad are each subject to the net capital requirements of CFTC Regulation 1.17. At December 31, 2009, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital. The net capital rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC or the CFTC, as applicable, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.

A change in the tax treatment of insurance products or a determination that these products are not insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce our revenue.

The market for many insurance products sold by Investacorp’s and Triad’s financial advisors depends on the favorable tax treatment, including the tax-free build up of cash values and the tax-free nature of death benefits that these products receive relative to other investment alternatives. A change in the tax treatment of insurance products or a determination by the IRS that certain of these products are not insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. Also, the IRS periodically releases guidance on the tax treatment of products. If the provisions of the tax code were changed or new federal tax regulations and IRS rulings and releases were issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the insurance contracts could decrease, which may reduce our revenue and negatively affect our business.

Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations

We may be unable to successfully integrate acquired businesses into our existing business and operations.

We completed two acquisitions in 2008, one acquisition in 2007 and two acquisitions in 2006. We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash incurrence of a material amount of debt or the issuance of significant amounts of our equity securities, which may increase our leverage and/or be dilutive to our existing shareholders. We may experience difficulty integrating the operations of these entities or any other entities acquired in the future into our existing business and operations. Furthermore, we may not be able retain all of the employees we acquire as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired businesses or write-off the value of some or all of the assets of the acquired business. If we are unable to successfully integrate acquired businesses into our existing business and operations in the future, it could have a material adverse effect on our liquidity, cash flows and results of operations.

We may be adversely affected if the firms we acquire do not perform as expected.

Even if we successfully complete acquisitions, we may be adversely affected if the acquired firms do not perform as expected. The firms we acquire may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients, employees and/or financial advisors after the acquisition closing, general economic factors and the cultural incompatibility of an acquired firm’s management team with us. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on our earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to earnings.

We face numerous risks and uncertainties as we expand our business.

We expect the growth of our business to come primarily from internal expansion and through acquisitions. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business, cash flows and results of operations.

Risk Factors Relating to Owning Our Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our common stock at prices you find attractive.

The trading price of our common stock has ranged between $0.45 and $1.24 per share for the 52 week period ended March 12, 2010. We expect that the market price of our common stock may continue to fluctuate significantly.

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

Any one of these factors could have an adverse effect on the market price of our common stock.

Also, the stock market in recent years has experienced significant price and volume fluctuations that have materially affected the market prices of equity securities of many companies and that often have been unrelated to such companies’ operating performance. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future. Also, shareholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and divert our management’s time and attention. These factors, among others, could significantly depress the price of our common stock.

Our principal shareholders including our directors and officers control a large percentage of our shares of common stock and can significantly influence our corporate actions.

At March 11, 2010, our executive officers, directors and companies that these individuals are affiliated with beneficially owned approximately 45% of our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

Possible additional issuances will cause dilution.

At December 31, 2009, we had outstanding 167,907,038 shares of common stock and options and warrants to purchase a total of 27,921,290 shares of common stock. We are authorized to issue up to 400,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

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

We do not expect to pay any cash dividends.

We intend to retain any future earnings to fund the development and growth of our business. We do not anticipate paying cash dividends in the foreseeable future. Accordingly, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any positive return on your investment in our common stock. Net capital requirements imposed on our broker-dealer subsidiaries by the SEC and covenants contained in our outstanding debt agreements may also restrict our ability to pay dividends.

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

Ladenburg’s principal executive offices are located at 520 Madison Avenue, 9th Floor, New York, New York 10022, where it subleases approximately 15,400 square feet of office space under a lease that expires in September 2014. Ladenburg previously leased office space at 590 Madison Avenue, New York, New York and has subleased all of this space to various unrelated parties at various terms and lease periods. The lease, under which Ladenburg is still obligated as the main lessor, expires in June 2015. Ladenburg also operates branch offices in leased office space located in Los Angeles, California, Lincolnshire, Illinois, Miami and Boca Raton, Florida, Princeton, New Jersey and Melville and New York, New York.

Investacorp’s principal executive offices are located at 15450 New Barn Road, Miami Lakes, Florida 33014, where it leases approximately 15,100 square feet of office space under a lease that expires in July 2011. Investacorp’s independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise.

Triad’s principal executive offices are located at 5185 Peachtree Parkway, Suite 280 Norcross, Georgia, 30092, where it leases approximately 11,300 square feet of office space under a lease that expires in June 2012. Triad’s independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise.

ITEM 3.	LEGAL PROCEEDINGS.

The information under the heading “Litigation and Regulatory Matters” contained in Note 11 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K is incorporated by reference in this Item 3.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NYSE Amex under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2009		2008
Period	High	Low	High	Low

First Quarter	$.98	$.36	$2.45	$1.60
Second Quarter	.89	.45	2.03	1.51
Third Quarter	.85	.45	2.59	1.22
Fourth Quarter	.82	.57	1.88	0.65

Holders

At March 11, 2010, there were approximately 4,033 record holders of our common stock.

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

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2009	2008	2007		2006		2005
	(In thousands, except share and per share amounts)

Operating Results:
Total revenues	$150,675	$120,970 (a)	$95,826	(b)	$46,858		$30,690
Total expenses	168,279	140,214	85,922		42,010		56,607
(Loss) income before income taxes	(17,604)	(19,244)	9,904	(c)	4,848	(d)	(25,917	)(c)
Net (loss) income	(18,673)	(20,263)	9,391	(c)	4,659	(d)	(25,971	)(c)
Per common and equivalent share:
Basic and diluted:
(Loss) income per common share	$(0.11)	$(0.12)	$0.06		$0.03		$(0.24)
Basic weighted average common shares	168,623,375	165,812,495	157,355,540		148,693,521		108,948,623
Diluted weighted average common shares	168,623,375	165,812,495	168,484,469		153,087,961		108,948,623
Balance Sheet Data:
Total assets	$94,637	$101,668	$114,132		$47,343		$39,299
Total liabilities	56,843	50,378	60,029		19,009		26,332
Shareholders’ equity	37,794	51,290	54,103		28,334		12,967
Other Data:
Book value per share	$0.22	$0.30	$0.33		$0.18		$0.09

(a)	Includes $21,190 of revenue from Triad (acquired August 13, 2008).

(b)	Includes $12,191 of revenue from Investacorp (acquired October 19, 2007).

(c)	Includes losses on extinguishment of debt of $1,833 in 2007 and $19,359 in 2005.

(d)	Includes $4,983 net gain on sale of Ladenburg’s NYSE and CBOE memberships.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

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

We have two operating segments which correspond to the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM and our independent brokerage and advisory services business conducted by Investacorp and Triad.

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of material amounts of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to complete any such potential acquisitions on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations. See Item 1A, “Risk Factors — Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations.”

Recent Developments

Amendment of Clearing Arrangements and Forgivable Loan

In August 2009, we amended the terms of our clearing agreements with NFS. NFS now serves as the exclusive clearing broker for Ladenburg, Investacorp and Triad and the clearing agreements between the firms and NFS have a seven-year term. We are realizing significant cost savings as a result of this new clearing arrangement.

On August 25, 2009, NFS provided us with a seven-year, $10,000 forgivable loan. Interest on the loan accrues at the prime rate plus 2%. If our broker-dealer subsidiaries meet certain aggregate annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $1,429 commencing in August 2010 and continuing on an annual basis through August 2016. Interest payments due for each such year also will be forgiven if we meet the annual clearing revenue targets. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If any principal amount is not forgiven, we may have such principal forgiven in future years if our broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. We have expensed, and will continue to expense, interest under the loan agreement until such interest is forgiven.

The loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintenance of minimum adjusted shareholders’ equity levels and a prohibition on the termination of our revolving credit agreement. If an event of default occurs, the outstanding principal and interest under the loan agreement may be accelerated and become immediately due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is collateralized by our (but not our broker-dealer subsidiaries’) deposits and accounts held at NFS or its affiliates, which amounted to $468 at December 31, 2009.

We used the loan proceeds to repay amounts outstanding under our revolving credit agreement. We intend to use the increased availability under that facility to support our strategy to become a leader in the independent broker-dealer space.

Critical Accounting Policies

General.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of Ladenburg, Investacorp and Triad introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing broker, which maintains the customers’ accounts and clears such transactions. Also, the clearing broker provides the clearing and depository operations for Ladenburg’s and Investacorp’s proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as we have agreed to indemnify our clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $101, $74 and $58 for the years ended December 31, 2009, 2008 and 2007, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $453 at December 31, 2009 and $460 at December 31, 2008 for potential arbitration and lawsuit losses. However, we have in the past been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

Fair Value.  “Trading securities owned” and “Securities sold, but not yet purchased” on our consolidated statements of financial condition are carried at fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.

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

The Financial Accounting Standards Board (“FASB”) has issued authoritative accounting guidance that defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. The new guidance clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and became effective for us on January 1, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

Valuation of Deferred Tax Assets.  We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2009, which consist principally of the tax benefit of net operating loss carryforwards and compensation charges related to equity instruments, amount to $38,300. After consideration of all the evidence, both positive and negative, especially the fact that we sustained a cumulative pre-tax loss for the periods 2006 through 2009, we have determined that a valuation allowance at December 31, 2009 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2009, we had net operating loss carryforwards of approximately $62,500, expiring in various years from 2015 through 2029.

Stock-Based Compensation.  Our stock based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. The accounting guidance requires an entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options.

Intangible Assets.  We amortize intangible assets over their estimated useful lives generally on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may be not recoverable. We assess the recoverability of our intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving future discounted cash flows. Future cash flows are based on trends of historical performance and our estimate of future performances, giving consideration to existing and anticipated competitive and economic conditions.

Goodwill.  Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with its carrying amount of goodwill. An impairment loss will be recognized in an amount equal to excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. We did not identify any impairment of goodwill for the year ended December 31, 2009.

Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp (since October 19, 2007), Triad (since August 13, 2008) and our other wholly-owned subsidiaries.

The following table presents a reconciliation of EBITDA, as adjusted, to net (loss) income as reported:

	Year Ended December 31,
	2009	2008	2007

Total revenues	$150,675	$120,970 (1)	$95,826 (2)
Total expenses	168,279	140,214	85,922 (3)
Pre-tax (loss) income	(17,604)	(19,244)	9,904 (3)
Net (loss) income	(18,673)	(20,263)	9,391 (3)

EBITDA, as adjusted	$(2,258)	$(5,891)	$22,005
Add:
Interest income	70	219	221
Sale of exchange memberships	—	519	—
Less:
Interest expense	(3,977)	(4,534)	(2,304)
Income tax expense	(1,069)	(1,019)	(513)
Depreciation and amortization	(3,734)	(3,292)	(1,491)
Non-cash compensation	(7,534)	(6,265)	(6,694)
Clearing conversion expense	(171)	—	—
Loss on extinguishment of debt	—	—	(1,833)

Net (loss) income	$(18,673)	$(20,263)	$9,391

(1)	Includes $21,190 of revenue from Triad (acquired August 13, 2008).

(2)	Includes $12,191 of revenue from Investacorp (acquired October 19, 2007).

(3)	Includes loss on extinguishment of debt of $1,833 in 2007.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense, clearing conversion expense and loss on extinguishment of debt is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as debt extinguishment expense or expenses related to Investacorp’s conversion to a single clearing firm as part of a new seven-year clearing arrangement, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Our EBITDA, as adjusted, increased $3,633 in 2009 compared to 2008 primarily as a result of a smaller net loss in 2009 as compared to 2008. EBITDA, as adjusted, decreased $27,896 in 2008 as compared to 2007 primarily due to a loss due to decreased investment banking revenue in 2008 as compared to 2007.

As a result of the Investacorp acquisition on October 19, 2007, we have two operating segments. For periods prior to October 19, 2007, we operated in only one segment. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor financial advisors.

	Year Ended December 31,
	2009	2008	2007

Revenues:
Ladenburg	$38,671	$41,997	$83,313
Independent Brokerage and Advisory Services(1)	111,931	79,190	12,191
Corporate	73	(217)	322

Total revenues	$150,675	$120,970	$95,826

Pre-tax (loss) income:
Ladenburg	$(8,006)	$(8,140)	$18,435
Independent Brokerage and Advisory Services(1)	802	203	411
Corporate(2)	(10,400)	(11,307)	(8,942)

Total pre-tax (loss) income	$(17,604)	$(19,244)	$9,904

(1)	Includes Investacorp since its October 19, 2007 acquisition and Triad since its August 13, 2008 acquisition.

(2)	Includes interest, compensation, professional fees and other general and administrative expenses.

Year ended December 31, 2009 compared to year ended December 31, 2008

For the fiscal year ended December 31, 2009, we had a net loss of $18,673 compared to a net loss of $20,263 for the fiscal year ended December 31, 2008. Net loss for 2009 included $7,534 of non-cash compensation expense. Net loss for 2008 included $6,265 of non-cash compensation expense and was reduced by a $519 gain on the sale of exchange memberships.

Our total revenues for 2009 increased $29,705 (25%) from 2008, primarily as a result of increased commissions and fees of $26,544, increased principal transactions of $3,582, increased other income of $1,784 partially offset by decreased interest and dividends revenue of $1,927. 2008 revenues include $21,190 of revenues from Triad from the date of its acquisition (August 13, 2008). 2009 revenue includes $60,449 from Triad for the full year.

Our total expenses increased in 2009 by $28,065 (20%) from 2008 primarily as a result of an increase in commissions and fees of $26,375, an increase in other expense of $2,119, an increase in non-cash compensation expense of $1,269 and an increase in brokerage, communication and clearance fees of $826, partially offset by a decrease in compensation and benefits of $2,412. The 2008 expenses include $20,858 of expenses attributable to Triad’s operations commencing August 13, 2008. 2009 expenses include $59,990 from Triad for the full year.

The $26,544 (27%) increase in commissions and fees revenue in 2009 as compared to 2008 is attributable to an increase of $37,298 from the inclusion of Triad for the full 2009 year, partially offset by decreases at Ladenburg and Investacorp of $3,808 and $6,747, respectively. The decreases at Ladenburg and Investacorp were primarily due to unfavorable market conditions.

The $441 (3%) increase in 2009 investment banking revenue was primarily due to an increase in advisory fees of $437. Our investment banking revenue is derived from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $7,608 and $9,159 in 2009 and 2008, respectively. Private placement revenue was $3,729, including $544 in warrants, and $2,174, including $368 in warrants, in 2009 and 2008, respectively. 2009 and 2008 investment banking revenue includes $5,939 and $5,289, respectively, of deferred fees from special purpose acquisition companies (SPAC) transactions. Typically, a significant portion of the underwriting fees for a SPAC transaction were deferred fees and were recognized only upon a SPAC’s successful completion of a business combination transaction. As of the date of this report, Ladenburg does not have a material backlog of deferred SPAC transaction fees.

The $719 (26%) decrease in asset management revenue in 2009 as compared to 2008 was due to the lower average assets under management at LTAM resulting from unfavorable market conditions. Revenues associated with Triad and Investacorp client assets are included in commissions and fees revenue, rather than asset management revenue, which relates to Ladenburg and LTAM. We expect asset management revenue to increase in 2010 due to improved market conditions and newly-added advisory assets.

The $3,582 (131%) increase in principal transactions in 2009 as compared to 2008 is primarily attributable to gains in the fair value of securities received as underwriting consideration.

The $1,927 (45%) decrease in interest and dividends in 2009 as compared to 2008 is primarily attributable to lower interest rates and a decrease in margin account balances. We expect continued lower interest and dividends revenue in 2010 due to expected low interest rates and lower interest sharing from our clearing broker.

The $1,784 (38%) increase in other income in 2009 as compared to 2008 is primarily attributable to the inclusion of Triad for the full 2009 year. Triad contributed $3,201 and $1,437 of other income in 2009 and 2008, respectively.

The $26,375 (43%) increase in commissions and fees expense in 2009 as compared to 2008 is primarily due to the inclusion of Triad for the full 2009 year. Triad’s commission and fees expense was $48,511 and $16,170 for the years ended December 31, 2009 and 2008, respectively. Our increase in commissions and fees expense for the 2009 period as compared to the 2008 period was partially offset by a decrease of $5,966 in such expense at Investacorp. The decrease at Investacorp is directly correlated to the reduction in commissions and fees revenue at Investacorp. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $2,412 (6%) decrease in compensation and benefits expense in 2009 as compared to 2008 was primarily due to a $2,957 decrease in producers’ compensation which is directly correlated to revenue production by such persons, a $2,036 decrease in salaries, bonus and benefits at Ladenburg and Investacorp which is a result of staff reductions, partially offset by the addition of Triad, which had a $2,580 increase in expense.

The $1,269 (20%) increase in non-cash compensation expense in 2009 as compared to 2008 is primarily attributable to new option grants and a reduction in the forfeiture rate for our stock options.

The $826 (14%) increase in brokerage, communication and clearance fees expense is primarily attributable to the inclusion of Triad for the full 2009 year. Triad and Investacorp had an increase of $1,275 and $56 in 2009, respectively, partially offset by a decrease in Ladenburg expense of $543 resulting from cost reduction measures in 2009. While brokerage, communication and clearance fee expense is directly correlated with brokerage activity, we have benefitted and expect to continue to benefit from reduced clearing and execution expenses under our new clearing arrangements.

The $254 (8%) increase in rent and occupancy, net of sublease revenue in 2009 as compared to 2008 is primarily attributable to additional Triad expense of $224 for the full year in 2009.

The $251 (4%) decrease in professional services expense for 2009 is primarily due to a decrease of $599 in legal, audit, tax and consulting expense at Investacorp and Ladenburg partially offset by the additional expense from Triad of $348. We expect similar levels of professional services expense for the near future.

The $557 (12%) decrease in interest expense in 2009 as compared to 2008 is a result of reduced average borrowings under our $30,000 revolving credit facility with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of Dr. Phillip Frost, our chairman of the board and principal shareholder, which we entered into in 2007, and repayments of promissory notes issued in connection with the Investacorp and Triad acquisitions. An approximate $33,000 average balance was outstanding for the 2009 period, as compared with an average debt outstanding of $35,000 for the 2008 period. As discussed above, in August, 2009, we entered into a seven-year, $10,000 forgivable loan with NFS. We used the NFS loan proceeds, which bear interest at a lower rate than our revolving credit agreement, to repay amounts outstanding under our revolving credit facility.

The $442 (13%) increase in depreciation and amortization expense is primarily due to additional Triad expense of $713, of which $666 is attributed to the amortization of intangible assets related to the acquisition.

The $2,119 (28%) increase in other expense in 2009 as compared to 2008 is primarily attributable to the addition of Triad expense of $1,666, increased bad debt and settlement expense of $429 and a $112 increase in miscellaneous trading services.

We incurred income tax expense of $1,069 in 2009 as compared to $1,019 in 2008. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2009 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $946 during 2009 due to goodwill amortization for tax purposes. The income tax rates for the 2009 and 2008 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance in the 2008 and 2009 period.

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

Our total revenues for 2008 increased $25,144 (26%) from 2007, primarily as a result of increased commissions and fees of $65,319 generated by Investacorp and Triad, offset by decreased investment banking revenue of $40,687. 2008 revenues include $58,000 of revenues from Investacorp and $21,190 of revenues from Triad from the date of acquisition (August 13, 2008). 2007 revenue did not include Triad and only included Investacorp revenue of $12,191 from October 19, 2007 to year end.

Excluding non-cash compensation expense of $6,265 in 2008 and $6,694 in 2007 and loss on extinguishment of debt of $1,833 in 2007, our expenses increased in 2008 by $56,554 (73%) from 2007 primarily as a result of an increase in commissions and fees of $51,778 primarily from Investacorp and Triad, an increase in interest expense of $2,230, an increase in professional services of $2,032, an increase in brokerage, communication and clearance fees of $2,034, an increase in rent and occupancy of $1,915, an increase in depreciation and amortization of $1,801, and an increase in other expenses of $1,038, offset by a decrease in compensation and benefits of $6,274. The 2008 expenses included $20,858 of expenses attributable to Triad’s operations commencing August 13, 2008 and the 2008 and 2007 periods included expenses for Investacorp of $55,975 and $11,246, respectively, attributable to Investacorp’s operations commencing with its acquisition on October 19, 2007.

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

The $65,319 (204%) increase in commissions and fees revenue in 2008 as compared to 2007 is attributable to an additional $62,764 from the operations of Triad and Investacorp and an increase in the number of institutional sales representatives at Ladenburg.

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

The $1,329 (45%) increase in interest and dividends in 2008 as compared to 2007 is primarily attributable to the addition of Investacorp and Triad, which combined had an increase of $1,668 in interest and dividends. Ladenburg interest and dividends decreased due to lower interest rates.

The $2,477 (112%) increase in other income in 2008 as compared to 2007 is primarily attributable to the addition of Investacorp and Triad which together contributed $3,682 and $804 in 2008 and 2007, respectively. Ladenburg’s other income decreased $397, primarily due to a decrease of $294 in transaction fee rebates.

The $6,274 (13%) decrease in compensation and benefits expense in 2008 as compared to 2007 was primarily due to a $18,092 decrease in producers’ compensation which is directly correlated with a decrease in Ladenburg’s revenue production, a $12,174 increase in salaries, bonuses, payroll taxes and employee benefits, and a $622 decrease in amortization of cash held in escrow as security for obligations under a prior acquisition agreement. The increase in salaries, bonuses and benefits resulted from an increase in the average headcount for salaried Ladenburg employees primarily resulting from the Punk Ziegel acquisition, and an increase of $7,074 for Investacorp’s and Triad’s employees in the 2008 period. During the fourth quarter of 2008 and the first quarter of 2009, Ladenburg reduced the size of its workforce.

The $429 (6%) decrease in non-cash compensation expense in 2008 as compared to 2007 is primarily due to a decrease of $3,162 for the amortization of unearned compensation for our warrants and common stock held in escrow for the principal shareholders of Capitalink, an investment bank we acquired, which was amortized over 15 months beginning on October 18, 2006, the date of acquisition, and a decrease of $90 for the amortization of unearned compensation from stock issued to employees in 2005 at below market prices, partially offset by increased compensation expense of $2,823 attributable to option grants to employees, directors and consultants (including $1,619 to Investacorp employees).

The $2,034 (51%) increase in brokerage, communication and clearance fees expense is primarily attributable to increased institutional trading and the addition of Investacorp and Triad expense of $1,585.

The $1,915 (147%) increase in rent and occupancy, net of sublease revenue in 2008 as compared to 2007 is primarily attributable to an increase of $1,371 for Ladenburg’s additional leased property and Investacorp and Triad expense of $551.

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

The $1,038 (16%) increase in other expense in 2008 as compared to 2007 is primarily attributable to the addition of Investacorp for the full year in 2008 and Triad expense of $2,307, partially offset by a decrease of $1,136 in Ladenburg’s bad debt and settlement expense.

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

Liquidity and Capital Resources

Approximately 23% of our total assets at December 31, 2009 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. As a securities dealer, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Ladenburg and Triad are also subject to the CFTC’s net capital rules. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2009, Ladenburg’s regulatory net capital, as defined, of $2,383, exceeded minimum capital requirements of $500, by $1,883. At December 31, 2009, Investacorp’s regulatory net capital, as defined, of $694, exceeded minimum capital requirements of $315, by $379. At December 31, 2009, Triad’s regulatory net capital, as defined, of $937 exceeded minimum net capital requirements of $292 by $645. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

In addition to regulatory net capital restrictions, Investacorp also is contractually restricted from declaring a dividend to us which would result in its retained earnings and paid-in capital falling below the then outstanding principal balance of the promissory note issued to Investacorp’s former principal shareholder, which was $4,354 at December 31, 2009.

Our primary sources of liquidity include borrowings under our $30,000 revolving credit agreement with Frost Gamma. Borrowings under the $30,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At December 31, 2009, $18,450 was outstanding under the revolving credit agreement. We used the proceeds of the $10,000 NFS forgivable loan to repay a portion of the amount outstanding under our revolving credit facility. We may repay or re-borrow outstanding amounts under our revolving credit facility at any time prior to the amended maturity date of August 25, 2016, without penalty. We believe our existing assets and funds available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash used in operating activities for 2009 was $2,297 primarily due to our net loss, an increase in other receivables, net, receivables from other broker-dealers and other assets, a decrease in securities sold , but not yet purchased, partially offset by a decrease in securities owned at fair value, and receivables from clearing brokers and an increase in accrued compensation and commissions and fees payable. In 2008, cash provided by operating activities was $23,765 primarily due to a decrease in receivables from clearing brokers, receivables from other broker dealers, and other assets partially offset by our net loss, an increase in other receivables, net, a decrease in securities sold , but not yet purchased, accrued compensation, commissions and fees payable, and accounts payable and accrued liabilities.

Investing activities used $48 for 2009, primarily due to the purchase of furniture, equipment and leasehold improvements partially offset by a decrease in restricted assets related to the termination of a letter of credit securing obligations under one of Ladenburg’s office leases. In 2008, investing activities used $8,259, primarily due to payments for acquisitions, and the purchase of furniture, equipment and leasehold improvements partially offset by a decrease in exchange memberships, and restricted assets related to the termination of a letter of credit securing obligations under one of Ladenburg’s office leases.

Financing activities provided $1,426 for 2009, primarily due to the $10,000 NFS forgivable loan agreement, loan re-borrowings under our revolving credit facility, and the issuance of common stock upon option exercises and under the employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases. In 2008, financing activities used $17,480 primarily due to repayments of amounts outstanding under our revolving credit facility and other notes payable, and common stock repurchases partially offset by the issuance of common stock.

At December 31, 2009, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $32,865 through 2015, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $25,918 through such date.

In connection with the Investacorp acquisition, we entered into the $30,000 credit agreement and issued a $15,000 promissory note to Investacorp’s former principal shareholder. During 2009, we re-borrowed a net amount of $450 under the $30,000 credit agreement. Under the revolving credit facility, we may prepay outstanding amounts without penalty, and reborrow amounts up to the credit limit, prior to the August 2016 maturity date. The $15,000 promissory note bears interest at 4.11% per annum and is payable in 36 monthly installments. At December 31, 2009, the outstanding balance of this note was $4,354.

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note bears interest at a rate of 2.51% per annum and is payable quarterly. The outstanding balance of this note at December 31, 2009 was $2,962.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. As of December 31, 2009, 947,824 shares had been repurchased for $1,689 under the program.

In April 2009, the Company repurchased 4,500,000 shares of common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction. This purchase was not made under the Company’s share repurchase program, which remains in effect.

Off-Balance Sheet Arrangements

Each of Ladenburg, Investacorp and Triad, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. Also, if Ladenburg, Investacorp or Triad maintains a short position in certain securities, it is exposed to future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

Please see Note 12 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2009 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Note payable to former Investacorp principal shareholder(1)	$4,436	$4,436	$—	$—	$—
Note payable to former Triad shareholders(2)	3,037	1,735	1,302	—	—
Revolving credit agreement with affiliate of our principal shareholder(3)	32,114	1,684	4,059	4,059	22,312
Notes payable to clearing firm under forgivable loan(4)	12,100	1,954	3,682	3,382	3,082
Operating leases(5)	32,865	6,849	12,636	11,205	2,175

Total	$84,552	$16,658	$21,679	$18,646	$27,569

(1)	Note bears interest at 4.11% per annum and is payable in 36 equal monthly installments. See Note 10 to our consolidated financial statements.

(2)	Note bears interest at 2.51% per annum and is payable in 12 equal quarterly installments. See Note 10 to our consolidated financial statements.

(3)	Revolving credit agreement has an August 25, 2016 maturity date and bears interest at a rate of 11% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 10 to our consolidated financial statements.

(4)	Note bears interest at 5.25% per annum and is payable in 7 annual installments. See Note 10 to our consolidated financial statements.

(5)	Excludes sublease revenues of $25,918. See Note 11 to our consolidated financial statements.

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

The information in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Eisner LLP dated March 15, 2010 beginning on page F-1 of this report which are incorporated by reference in this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15)e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1): Index to 2009 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of Eisner LLP dated March 15, 2010, appear beginning on page F-1 of this report.

(a)(2): Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3): Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

		Incorporated
		By Reference
		from	No. in
Exhibit No.	Description	Document	Document

3.1	Articles of Incorporation	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1
3.4	Amended and Restated Bylaws	D	3.2
4.1	Form of common stock certificate	A	4.1
4.2	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto	E	4.1
4.3	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009	V	4.2
4.4	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. Certain Portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.	V	4.1
4.5	Non-Negotiable Promissory Note, dated as of October 19, 2007, made by the Company in favor of Bruce A. Zwigard	E	4.2
4.6	Pledge Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard	E	4.3
4.7	Non-Negotiable Promissory Note, dated as of August 13, 2008, made by Ladenburg Thalmann Financial Services Inc. in favor of Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.	U	4.1
4.8	Pledge Agreement, dated as of August 13, 2008, by and between Ladenburg Thalmann Financial Services Inc. and Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.	U	4.2
10.1	Amended and Restated 1999 Performance Equity Plan*	F	4.1
10.2	2009 Incentive Compensation Plan.*	W	Exhibit A
10.3	Form of Stock Option Agreement, dated as of May 7, 2001, between the Company and certain directors*	G	10.3
10.4	Schedule of Stock Option Agreements in the form of Exhibit 10.3, including material detail in which such documents differ from Exhibit 10.3*	G	10.3.1
10.5	Stock Option Agreement, dated as of January 10, 2002, between the Company and Richard J. Lampen*	H	10.2
10.6	Form of Stock Option Agreement, dated January 10, 2002, between the Company and each of Richard J. Rosenstock and Mark Zeitchick*	H	10.3
10.7	Schedule of Stock Option Agreements in the form of Exhibit 10.6, including material detail in which such documents differ from Exhibit 10.6*	H	10.3.1
10.8	Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan*	I	Exhibit A
10.9	Form of Stock Option Agreement, dated November 15, 2002, between the Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	J	10.48
10.10	Schedule of Stock Option Agreements in the form of Exhibit 10.9, including material detail in which such documents differ from Exhibit 10.9*	J	10.48.1
10.11	Form of Stock Option Agreement, dated September 17, 2003, between the Company and each of Howard M. Lorber, Henry C. Beinstein and Richard J. Lampen*	K	10.1
10.12	Schedule of Stock Option Agreements in the form of Exhibit 10.11, including material detail in which such documents differ from Exhibit 10.11*	K	10.1.1
10.13	Office Lease dated March 30, 2007 between the Company and Frost Real Estate Holdings, LLC	L	10.1
10.14	Stock Option Agreement, dated July 13, 2006, issued to Dr. Phillip Frost*	M	10.2
10.15	Warrant issued to BroadWall Capital LLC	N	10.1

		Incorporated
		By Reference
		from	No. in
Exhibit No.	Description	Document	Document

10.16	Form of Stock Option Agreement issued to employees of BroadWall	N	10.2
10.17	Letter Agreement, dated September 14, 2006, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd. (“Vector Agreement”)	O	10.1
10.18	First Amendment to Vector Agreement dated as of December 20, 2007	P	10.1
10.19	Form of Warrant issued to the stockholders of Telluride Holdings, Inc.	Q	10.2
10.20	Amendment to Employment Agreement between Ladenburg Thalmann Financial Services Inc., Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*	R	10.3
10.21	Stock Purchase Agreement, dated as of October 19, 2007, by and among Ladenburg Thalmann Financial Services Inc., the Investacorp Companies, the VIA Companies, Bruce A. Zwigard and the Bruce A. Zwigard Grantor Retained Annuity Trust dated June 20, 2007	E	10.1
10.22	Non-Plan Option Agreement, dated as of October 19, 2007, by and between Ladenburg Thalmann Financial Services Inc. and Bruce A. Zwigard	E	10.2
10.23	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement	E	10.3
10.24	Employment Letter dated as of February 8, 2008 between Ladenburg Thalmann Financial Services Inc. and Brett Kaufman*	S	10.1
10.25	Agreement and Plan of Merger dated as of July 9, 2008 by and among Ladenburg Thalmann Financial Services Inc., Triple Acquisition Inc., Triad Advisors, Inc. and the shareholders of Triad Advisors, Inc.	T	2.1
21	List of Subsidiaries	**	—
23.1	Consent of Eisner LLP	**	—
24	Power of Attorney	***	—
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—

*	Management Compensation Contract

**	Filed herewith

***	Contained on the signature page hereto

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

H.	Registration statement on Form S-3 (File No. 333-81964).

I.	Definitive proxy statement filed with the SEC on October 3, 2002 relating to the annual meeting of shareholders held on November 6, 2002.

J.	Annual report on Form 10-K for the year ended December 31, 2002.

K.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

L.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

M.	Current report on Form 8-K, dated July 10, 2006 and filed with the SEC on August 3, 2006.

N.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

O.	Current report on Form 8-K, dated September 21, 2006 and filed with the SEC on September 27, 2006.

P.	Current report on Form 8-K, dated December 20, 2007 and filed with the SEC on December 20, 2007.

Q.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.

R.	Current report on Form 8-K/A dated September 6, 2006 and filed with the SEC on October 24, 2006.

S.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

T.	Current report on Form 8-K, dated July 9, 2008 and filed with the SEC on July 10, 2008.

U.	Current report on Form 8-K, dated August 13, 2008 and filed with the SEC on August 14, 2008.

V.	Quarterly report on Form 10-Q for the quarter ended September 30, 2009.

W.	Definitive proxy statement filed with the SEC on July 20, 2009 relating to the annual meeting of shareholders held on August 27, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Dated: March 16, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010.

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
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009
ITEMS 8 and 15(a) (1) AND (2)

INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2009. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP
New York, New York
March 15, 2010

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$5,702	$6,621
Securities owned, at fair value	2,209	4,828
Receivables from clearing brokers	13,406	14,558
Receivables from other broker-dealers	329	—
Other receivables, net	6,203	4,423
Furniture, equipment and leasehold improvements, net	3,154	3,714
Restricted assets	350	701
Intangible assets, net	28,509	31,625
Goodwill	29,739	29,739
Unamortized debt issue cost	1,879	2,400
Other assets	3,157	3,059

Total assets	$94,637	$101,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities sold, but not yet purchased, at fair value	$9	$91
Accrued compensation	4,299	3,661
Commissions and fees payable	5,957	5,203
Accounts payable and accrued liabilities	5,671	5,653
Deferred rent	3,378	3,863
Deferred income taxes	1,726	780
Accrued interest	365	193
Notes payable	35,438	30,934

Total liabilities	56,843	50,378

Commitments and contingencies (Notes 3 and 11)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 167,907,038 in 2009 and 171,715,514 in 2008	17	17
Additional paid-in capital	171,349	166,172
Accumulated deficit	(133,572)	(114,899)

Total shareholders’ equity	37,794	51,290

Total liabilities and shareholders’ equity	$94,637	$101,668

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Commissions and fees	$123,821	$97,277	$31,958
Investment banking	15,155	14,714	55,401
Asset management	2,002	2,721	3,028
Principal transactions	846	(2,736)	251
Interest and dividends	2,372	4,299	2,970
Other income	6,479	4,695	2,218

Total revenues	150,675	120,970	95,826

Expenses:
Commissions and fees	87,165	60,790	9,012
Compensation and benefits	40,232	42,644	48,918
Non-cash compensation	7,534	6,265	6,694
Brokerage, communication and clearance fees	6,836	6,010	3,976
Rent and occupancy, net of sublease revenue	3,476	3,222	1,307
Professional services	5,725	5,976	3,944
Interest	3,977	4,534	2,304
Depreciation and amortization	3,734	3,292	1,491
Loss on extinguishment of debt	—	—	1,833
Other	9,600	7,481	6,443

Total expenses	168,279	140,214	85,922

(Loss) income before income taxes	(17,604)	(19,244)	9,904
Income tax expense	1,069	1,019	513

Net (loss) income	$(18,673)	$(20,263)	$9,391

Net (loss) income per common share (basic and diluted)	$(0.11)	$(0.12)	$0.06

Weighted average common shares used in computation of per share data:
Basic	168,623,375	165,812,495	157,355,540

Diluted	168,623,375	165,812,495	168,484,469

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	155,972,805	$15	$132,346	$(104,027)	$28,334
Issuance of common stock under employee stock purchase plan	183,308	—	407	—	407
Exercise of stock options, net of 400,702 shares tendered in payment of exercise price and 355,355 options used in cashless exercise	3,618,420	1	977	—	978
Shares acquired from an employee in satisfaction of withholding taxes on exercise of options	(521,711)	—	(1,122)	—	(1,122)
Stock options granted to members of former Advisory Board and consultants	—	—	437	—	437
Stock-based compensation to employees	—	—	6,257	—	6,257
Stock retired under stock repurchase plan	(332,529)	—	(612)	—	(612)
Issuance of common stock in exchange for promissory notes payable to former parent	2,777,778	—	6,833	—	6,833
Warrant issued in connection with credit agreement	—	—	3,200	—	3,200
Net income	—	—	—	9,391	9,391

Balance, December 31, 2007	161,698,071	16	148,723	(94,636)	54,103
Issuance of common stock under employee stock purchase plan	196,305	—	285	—	285
Exercise of stock options, net of 128,657 shares tendered in payment of exercise price and 255,183 options used in cashless exercise	2,018,029	—	527	—	527
Stock options granted to members of former Advisory Board and consultants	—	—	267	—	267
Stock-based compensation to employees	143,617	—	5,998	—	5,998
Stock retired under stock repurchase plan	(583,895)	—	(1,060)	—	(1,060)
Common stock issued in Punk Ziegel acquisition	250,000	—	435	—	435
Common stock issued in Triad acquisition	7,993,387	1	10,426	—	10,427
Warrants issued for acquisition of customer accounts	—	—	571	—	571
Net loss	—	—	—	(20,263)	(20,263)

Balance, December 31, 2008	171,715,514	17	166,172	(114,899)	51,290
Issuance of common stock under employee stock purchase plan	210,048	—	118	—	118
Exercise of stock options	512,875	—	242	—	242
Stock options granted to members of former Advisory Board and consultants	—	—	550	—	550
Stock-based compensation to employees	1	—	6,984	—	6,984
Repurchase and retirement of common stock	(4,531,400)		(2,717)	—	(2,717)
Net loss	—	—	—	(18,673)	(18,673)

Balance, December 31, 2009	167,907,038	$17	$171,349	$(133,572)	$37,794

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(18,673)	$(20,263)	$9,391
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	618	538	387
Write-off of furniture, fixtures and leasehold improvements, net	—	—	115
Adjustment to deferred rent	(76)	(98)	14
Amortization of debt discount	721	845	304
Amortization of debt issue cost	521	668	—
Amortization of intangible assets	3,116	2,754	1,104
Deferred income taxes	946	780	—
Accrued interest	172	192	671
Non-cash compensation expense	7,534	6,265	6,694
Loss on extinguishment of debt	—	—	1,833
(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned	2,619	(31)	(2,386)
Receivables from clearing brokers	1,152	24,562	(9,749)
Receivables from other broker-dealers	(329)	15,511	(9,559)
Other receivables, net	(1,780)	(2,116)	(1,569)
Other assets	(166)	1,311	1,563
Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased	(82)	(865)	(1,096)
Accrued compensation	638	(3,876)	2,929
Commissions and fees payable	754	(645)	646
Accounts payable and accrued liabilities	18	(1,767)	(4,152)

Net cash (used in) provided by operating activities	(2,297)	23,765	(2,860)

Cash flows from investing activities:
Acquisition of relationships and customer accounts	—	—	(92)
Adjustment to intangible assets	—	212	—
Payment for Triad acquisition, net of cash received	—	(5,843)	—
Payment for Punk Ziegel acquisition, net of cash received	—	(2,461)	—
Payment for Investacorp acquisition, net of cash received	—	(55)	(25,044)
Purchases of furniture, equipment and leasehold improvements	(399)	(546)	(395)
Proceeds from sales of exchange memberships	—	120	—
Decrease in restricted assets	351	318	1,135
Other	—	(4)	3

Net cash used in investing activities	(48)	(8,259)	(24,393)

Cash flows from financing activities:
Issuance of common stock other than private equity offerings	360	812	1,385
Shares tendered for withholding taxes on exercise of stock options	—	—	(1,122)
Repurchases of common stock	(2,717)	(1,060)	(612)
Issuance of subordinated notes payable	—	—	72,000
Repayment of subordinated notes payable	—	—	(72,000)
Issuance of other notes payable	10,000	—	30,000
Principal borrowings (payments) under revolving credit facility, net	450	(12,000)	—
Principal payments on other notes payable	(6,667)	(5,232)	(786)

Net cash provided by (used in) financing activities	1,426	(17,480)	28,865

Net (decrease) increase in cash and cash equivalents	(919)	(1,974)	1,612
Cash and cash equivalents, beginning of period	6,621	8,595	6,983

Cash and cash equivalents, end of period	$5,702	$6,621	$8,595

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental cash flow information:
Interest paid	$2,524	$3,440	$2,766
Taxes paid	60	390	193
Non-cash investing and financing transactions:
Warrants issued for acquisition of customer accounts	—	$571	$—
Lease commitment capitalized as part of Capitalink acquisition	—	—	463
Issuance of shares of common stock in exchange for $5,000 of promissory notes payable to former parent	—	—	6,833
Warrant issued in connection with credit agreement	—	—	3,200
Leasehold improvements financed by landlord in connection with relocation of premises and included in deferred rent	—	2,500	—
Acquisition of Investacorp and affiliates:
Assets acquired	—	—	$50,849
Liabilities assumed ($6,676) and note payable issued to former principal shareholder ($13,550)	—	—	(20,226)

Cash paid in acquisition	—	—	30,623
Cash acquired in acquisition	—	—	(5,579)

Net cash paid in acquisition	—	—	$25,044

Acquisition of Punk Ziegel:
Assets acquired	—	$4,174	—
Liabilities assumed	—	(1,039)	—

Net assets acquired	—	3,135	—
Stock issued in acquisition	—	(435)	—

Cash paid in acquisition	—	2,700
Cash acquired in acquisition	—	(239)	—

Net cash paid in acquisition	—	$2,461	—

Acquisition of Triad Advisors:
Assets acquired	—	$23,939	—
Liabilities assumed	—	(2,172)	—

Net assets acquired	—	21,767	—
Note issued in acquisition	—	(4,384)	—
Stock issued in acquisition	—	(10,427)	—

Cash paid in acquisition	—	6,956	—
Cash acquired in acquisition	—	(1,113)	—

Net cash paid in acquisition	—	$5,843	—

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.	Description of Business

Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”) is a holding company. Its wholly-owned principal operating subsidiaries are Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp, Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”) and Ladenburg Thalmann Asset Management Inc. (“LTAM”).

Ladenburg is a full service registered broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. Broker-dealer activities include sales and trading and investment banking. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, brokerage and trading professionals.

Investacorp and Triad, which were acquired on October 19, 2007 and August 13, 2008, respectively, are registered broker-dealers and investment advisors that have been serving the independent financial advisor community since 1978 and 1998, respectively. Investacorp’s and Triad’s independent financial advisors primarily serve retail clients. They derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services.

LTAM is a registered investment advisor. It offers various asset management products utilized by Ladenburg clients as well as clients of Investacorp and Triad’s financial advisors.

Ladenburg, Investacorp and Triad customer transactions are cleared through clearing brokers on a fully-disclosed basis. Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board. Ladenburg and Triad are also subject to regulation by the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions.

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

Reclassifications

Certain amounts in the prior year financial statements were reclassified to conform with the current year financial statement classifications.

Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Revenue Recognition

Commissions and fees revenue results from transactions in equity securities, mutual funds, variable annuities, and other financial products and services. Revenue from such transactions, executed as agent or principal, and related expenses are recorded on a trade-date basis.

Investment banking revenue consists of underwriting revenue, strategic advisory revenue and private placement fees. Underwriting revenues arise from securities offerings in which Ladenburg acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Underwriting revenues include revenues earned from offerings by Specified Purpose Acquisition Companies (“SPAC”). Ladenburg received a significant portion (up to approximately 50%) of its revenue from the SPAC transaction upon the completion of a SPAC’s initial public offering and received the remaining portion of the revenue (“Deferred Fees”) only if the SPAC completed a business combination transaction. The Company records the portion of the revenue payable upon completion of the initial public offering at the time the offering is completed and recognizes the deferred fees only if, and when, the SPAC completes the business combination. Generally, these Deferred Fees were received within 24 months from the date of the offering, or not received at all if no business combination transaction is completed during such time period. Upon recognition of Deferred Fees, related compensation expense and finder’s fees were also recognized. For the years ended December 31, 2009, 2008 and 2007, Ladenburg received and recognized Deferred Fees of approximately $5,900, $5,300 and $9,700, respectively (included in investment banking revenues) and incurred commissions and related expenses of approximately $2,200, $2,100 and $3,500, respectively. Strategic advisory revenue primarily consists of success fees on completed merger and acquisition transactions, as well as retainer and periodic fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are recorded on the closing date of the transaction.

Asset management revenue consists of base management fees and incentive fees. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned are generally based on the fair value of assets under management. Base management fees are calculated at the investor level and, depending on the program, use their monthly, average monthly or quarter-ending capital balances adjusted for any contributions or withdrawals. Since base management fees are based on assets under management, significant changes in the fair value of these assets will have an impact on the fees earned in future periods. The Company also earns incentive fees that are based upon the performance of investment funds and accounts.

Principal transactions revenue includes realized and unrealized net gains and losses resulting from Ladenburg’s and Investacorp’s investments in equity securities for their accounts and equity-linked warrants received from certain investment banking assignments. In addition, principal transactions include realized and unrealized gains and losses related to sales of exchange memberships.

Interest is recorded on an accrual basis and dividends are recorded on an ex-dividend date basis.

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

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Investacorp, Triad and Punk, Ziegel & Company, L.P. (“Punk Ziegel”) (see Note 3 and Note 8), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Recently Issued Accounting Pronouncements

During the third quarter of 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification”) became the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”). The Codification does not create any new GAAP standards, but incorporates existing accounting and reporting standards into a new topical structure. Beginning with this annual report, the Company adopted the Codification. Other than the manner in which the new accounting guidance is referenced, the adoption of the Codification did not have any impact on the Company’s financial statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The guidance, as amended in February 2010, requires that subsequent events be evaluated through the date the financial statements are issued.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

In June 2009, the FASB issued guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate such an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance was to become effective for the Company beginning on January 1, 2010; however, in February 2010, the FASB issued guidance which defers the previous guidance with respect to a hedge fund in which the Company has an ownership interest and accordingly, the Company does not believe that the adoption of the guidance will have any effect on its financial statements.

In August 2009, the FASB issued guidance which provides clarification regarding how to value a liability when a quoted price in an active market is not available for that liability. The adoption of the guidance did not have any impact on the Company’s financial statements.

In April 2008, the FASB issued authoritative guidance which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset for amortization purposes. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset for amortization purposes and the period of expected cash flows used to measure the fair value of the asset under other U.S. GAAP. The guidance, which is effective for fiscal years beginning after December 15, 2008, was adopted by the Company effective January 1, 2009. The guidance is to be applied prospectively to intangible assets acquired after the effective date and did not have any impact on the Company’s financial statements.

3.	Acquisitions

Triad

On August 13, 2008, to increase its presence in the independent broker-dealer business, the Company acquired Triad through a merger for an aggregate of $6,826 in cash (net of a post-closing adjustment of $674), 7,993,387 shares of the Company’s common stock, valued at $10,427 and a $5,000 promissory note valued at $4,384. The Company’s common stock was valued at $1.60 per share based on the average closing market price for a reasonable period before and after July 10, 2008, the date the acquisition was announced, and discounted for certain transfer restrictions. The note, which was valued based on an imputed interest rate of 11%, is collateralized by a pledge of Triad’s stock held by the Company. In the event that Triad meets certain cumulative profit targets during the three-year period following completion of the merger, the Company also will pay to Triad’s former shareholders up to $7,500 in cash and issue to such shareholders up to 4,134,511 shares of the Company’s common stock. Any such payments will be accounted for as additional purchase price and allocated to goodwill.

The total consideration paid by the Company, including $130 of merger-related costs, was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values with the amount exceeding the fair values being recorded as goodwill. The Company obtained third party valuations in determining fair value for acquired intangible assets.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The allocation of the purchase price was as follows:

Cash	$1,113
Receivables from clearing broker	2,074
Other receivables	397
Intangible assets(a)	13,022
Goodwill(b)	5,837
Securities owned	500
Fixed assets	296
Other assets	700

Total assets acquired	23,939

Commissions and fees payable	1,207
Accrued expenses and other liabilities	853
Accrued compensation	112

Total liabilities assumed	2,172

Total purchase price	$21,767

(a)	Intangible assets relate principally to relationships with financial advisors ($9,786), vendor relationships ($1,731) and non-compete covenants ($1,364), have a weighted average useful life of 16 years and are expected to be deductible for tax purposes over 15 years (see Note 7).

(b)	Goodwill is expected to be deductible for tax purposes over a 15-year period (see Note 8).

Punk Ziegel

On May 2, 2008, Punk, Ziegel & Company, L.P. (“Punk Ziegel”), a specialty investment bank based in New York City, was merged into Ladenburg. The Company paid the sellers $2,700, representing Punk Ziegel’s retained earnings plus paid-in-capital, plus 250,000 shares of the Company’s common stock valued at $435.

Investacorp

On October 19, 2007, the Company acquired all of the outstanding shares of Investacorp for approximately $30,000 in cash and a promissory note valued at $13,550. In connection with financing the acquisition, LTS entered into a $30,000 revolving credit agreement with Frost Gamma Investment Trust (“Frost Gamma”), an entity affiliated with LTS’ chairman of the board and principal shareholder (see Note 10). The acquisition was made to achieve a presence in the independent broker-dealer business.

The purchase price of $44,173, including acquisition costs, was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values with the amount exceeding the fair values being recorded as goodwill. The Company obtained third party valuations in determining fair value for the acquired intangible assets.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The allocation of the purchase price was as follows:

Cash and cash equivalents	$5,579
Securities owned	478
Receivables from clearing brokers	2,984
Intangible assets(a)	17,441
Goodwill(b)	23,546
Other assets	821

Total assets acquired	50,849

Commissions and fees payable	3,995
Accounts payable and accrued liabilities	2,681

Total liabilities assumed	6,676

Total purchase price	$44,173

(a)	Intangible assets relate principally to relationships with financial advisors ($14,921), have a weighted average useful life of 18 years and are expected to be deductible for tax purposes over 15 years (see Note 7).

(b)	Goodwill is expected to be deductible for tax purposes over a 15 year period (see Note 8).

In connection with his continued employment with Investacorp, the Company granted Investacorp’s former principal shareholder stock options to purchase a total of 3,000,000 shares of the Company’s common stock at $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The options, which were valued at a total of $5,130, using the Black-Scholes option pricing model, vest over a three-year period (subject to certain exceptions). Also, the Company issued to certain other Investacorp employees options to purchase 1,150,000 shares of common stock under its 1999 Performance Equity Plan, as amended (“1999 Option Plan”), at $1.91 per share, which were valued at a total of $1,967, and vest in four equal annual installments.

Pro Forma Information

The accompanying consolidated financial statements include the results of operations of the acquired entities from their dates of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of Investacorp and Triad had occurred at the beginning of 2007. Pro forma data does not include the Punk Ziegel acquisition based on materiality. The pro forma net loss reflects amortization of the amounts ascribed to intangibles acquired in the acquisitions, amortization of employee stock-based compensation and interest expense on debt used to finance the acquisitions.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

4.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased as of December 31, 2009 and 2008 were as follows:

		Securities
	Securities	Sold, But Not
	Owned	Yet Purchased

December 31, 2009
Certificates of deposit	$100	$—
Common stock and warrants	517	—
Restricted common stock and warrants	1,592	9

	$2,209	$9

December 31, 2008
Certificates of deposit	$1,100	$—
Common stock and warrants	3,231	91
Restricted common stock and warrants	497	—

	$4,828	$91

As of December 31, 2009 and 2008, approximately $687 and $3,535, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Pursuant to the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by the clearing brokers.

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

Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Securities are carried at fair value and classified as follows:

	December 31, 2009
Securities owned, at fair value	Level 1	Level 2	Level 3	Total

Certificates of deposit	$—	$100	$—	$100
Common stock and warrants	517	1,592	—	2,109

Total	$517	$1,692	$—	$2,209

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total

Common stock and warrants	$—	$9	$—	$9

Total	$—	$9	$—	$9

	December 31, 2008
Securities owned, at fair value	Level 1	Level 2	Level 3	Total

Certificates of deposit	$—	$1,100	$—	$1,100
Common stock and warrants	3,231	497	—	3,728

Total	$3,231	$1,597	$—	$4,828

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total

Common stock and warrants	$91	$—	$—	$91

Total	$91	$—	$—	$91

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market value, the underlying securities market volatility, the term of the warrants, exercise price, and risk free return rate. As of December 31, 2009 and 2008, the fair value of the warrants are $1,351 and $297, respectively, and are included in common stock and warrants (level 2) above.

At December 31, 2009 and 2008, investments in securities not held by the Company’s registered broker-dealer subsidiaries, which amounted to $3 and $2,443, respectively, were classified as trading and carried at fair value (Level 1) with unrealized gains and losses reflected in principal transactions. For such investments the Company determines their appropriate classification as held-to-maturity, available-for-sale, or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date.

5.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the CFTC’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2009, Ladenburg had net capital, as defined, of $2,383, which exceeded its minimum capital requirement, as defined, of $500, by $1,883.

Investacorp and Triad are also subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2009, Investacorp had net capital of $694, which was $379 in excess of its required net capital of $315. Investacorp’s net capital ratio was 6.81 to 1. At December 31,

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

2009, Triad had net capital of $937, which was $645 in excess of its required net capital of $292. Triad’s net capital ratio was 4.67 to 1.

Ladenburg, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

6.	Furniture, Equipment and Leasehold Improvements

Components of furniture, equipment and leasehold improvements, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2009	2008
Cost:
Leasehold improvements	$2,944	$2,932
Computer equipment	2,115	1,640
Furniture and fixtures	819	923
Other	1,483	1,469

	7,361	6,964
Less: accumulated depreciation and amortization	(4,207)	(3,250)

Total	$3,154	$3,714

7.	Intangible Assets

At December 31, 2009 and 2008, intangible assets subject to amortization consisted of the following:

		December 31, 2009		December 31, 2008
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life (years)	Amount	Amortization	Amount	Amortization

Technology	1	$426	$426	$426	$338
Relationships with financial advisors	20	24,707	2,320	24,707	1,085
Vendor relationships	7	3,613	934	3,613	418
Covenants not to compete	5	1,717	531	1,717	188
Customer accounts	10	1,311	337	1,311	192
Relationships with investment banking clients	4	2,586	2,094	2,586	1,474
Leases	6	1,004	261	1,004	104
Other	6	67	19	67	7

Total		$35,431	$6,922	$35,431	$3,806

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Aggregate amortization expense amounted to $3,116, $2,754 and $1,103 for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2009 is 15.27 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2010	$2,899
2011	2,408
2012	2,393
2013	2,235
2014	1,962
2015 — 2027	16,612

8.	Goodwill

There were no changes in the carrying amount of goodwill for the year ended December 31, 2009. Changes during 2008 are as follows:

		Independent Brokerage
	Ladenburg	and Advisory Services	Corporate	Total

Balance as of January 1, 2008	$—	$23,546	—	$23,546
Acquisition of Investacorp	—	55	—	55
Acquisition of Punk Ziegel	301	—	—	301
Acquisition of Triad	—	5,837	—	5,837

Balance as of December 31, 2008 and 2009	$301	$29,438	$—	$29,739

The annual impairment tests performed at December 31, 2009 and 2008 did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below the carrying amount of their net assets.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

9.	Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a tax year ending September 30th.

Income taxes consist of the following:

		State and
	Federal	Local	Total

2009:
Current	$—	$123	$123
Deferred	781	165	946

	$781	$288	$1,069

2008:
Current	$—	$239	$239
Deferred	726	54	780

	$726	$293	$1,019

2007:
Current	$356	$157	$513
Deferred	—	—	—

	$356	$157	$513

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax (loss) income as a result of the following differences:

	2009	2008	2007

(Loss) income before income taxes	$(17,604)	$(19,244)	$9,904

(Benefit) provision under statutory U.S. tax rates	(5,985)	(6,543)	3,367
Increase (decrease) in taxes resulting from:
Nondeductibility of loss on conversion of debt	—	—	844
Utilization of net operating loss carryforward	—	—	(4,366)
Increase in valuation allowance	6,659	6,652	—
Other nondeductible items	569	369	564
State taxes	81	193	104
Other, net	(255)	348	—

Income tax provision	$1,069	$1,019	$513

The Company accounts for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of its assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred tax amounts are comprised of the following at December 31:

	2009	2008

Deferred tax assets (liabilities):
Net operating loss carryforwards	$28,961	$25,417	*
AMT credit carryforward	250	250
Accrued expenses	1,136	1,461
Compensation and benefits	7,985	5,238
Depreciation and amortization	384	348
Other	115	146
Unrealized gain	569	252
Intangibles	573	202
Goodwill	(1,726)	(780)

	38,247	32,534	*
Valuation allowance	(39,973)	(33,314	)*

Net deferred taxes	$(1,726)	$(780)

*	Restated from amounts previously reported.

Realization of deferred tax assets is dependent on the existence of sufficient taxable revenue within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to goodwill, which is amortized for tax purposes, will reverse when goodwill is disposed of or impaired. Because such period is not determinable and, based on available evidence, management was unable to determine that realization of the deferred tax assets was more likely than not, management has provided a valuation allowance at December 31, 2009 and 2008 to fully offset the deferred tax assets.

At December 31, 2009, the Company has an aggregate net operating loss carryforward of approximately $62,500 for federal income tax purposes expiring in various years from 2015 through 2029.

The Company’s tax years 2006 through 2009 remain open to examination by federal and certain state taxing authorities. For other state and local authorities, tax years 2005 through 2009 remain open for examination.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2009.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

10.	Notes Payable

Notes payable consisted of the following:

	December 31,
	2009	2008

Note payable to former Investacorp shareholder, net of $124 and $565 of unamortized discount at December 31, 2009 and 2008, respectively	$4,230	$8,820
Note payable to affiliate of principal shareholder of LTS	18,450	18,000
Note payable to former Triad shareholders, net of $204 and $484 of unamortized discount at December 31, 2009 and 2008, respectively	2,758	4,114
Notes payable to clearing firm under forgivable loan	10,000	—

Total	$35,438	$30,934

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The Company estimates that the fair value of notes payable approximated $30,076 at December 31, 2009 and $27,483 at December 31, 2008 based on anticipated current rates at which similar amounts of debt could then be borrowed. The Company is currently in compliance with all debt covenants in its debt agreements.

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

Frost Gamma Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of LTS’ chairman of the board and principal shareholder, and borrowed $30,000. Borrowings under the Frost Gamma credit agreement bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. On August 25, 2009, the revolving credit agreement was amended to extend the maturity date to August 25, 2016.

The note issued under the credit agreement contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Under the revolving credit agreement, Frost Gamma received a warrant to purchase 2,000,000 shares of LTS common stock. The warrant is exercisable at any time during its ten-year term at an exercise price of $1.91 per share, the closing price of the Company’s common stock on the acquisition date. The warrant, which is classified as debt issue cost, was valued at $3,200 based on the Black-Scholes option pricing model, and is being amortized under the straight-line method over the remaining term of the revolving credit agreement.

The Company may repay outstanding amounts at any time prior to the maturity date of August 25, 2016, without penalty, and may re-borrow up to the full amount of the agreement.

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

Temporary Subordinated Loans

In October 2007, Ladenburg received a temporary subordinated loan in the amount of $72,000 from an affiliate of Dr. Frost, the Company’s chairman of the board and principal shareholder, to provide additional regulatory capital required for additional underwriting participations. The loan was repaid during the following month, with interest at the rate of LIBOR plus 2% per annum, which amounted to $354. In addition, the Company paid the lender a commitment fee of $420.

NFS Forgivable Loan

On August 25, 2009, National Financial Services LLC (“NFS”), a Fidelity Investments company, provided the Company with a seven-year, $10,000 forgivable loan. NFS serves as the primary clearing broker for the Company’s three principal broker-dealer subsidiaries. During the third quarter of 2009, the three firms amended their clearing agreements with NFS to, among other things, extend the term for a seven-year period. Subsequently, NFS became the exclusive clearing broker for the three firms. Interest on the loan agreement accrues at the prime rate plus 2%. If the Company’s broker-dealer subsidiaries meet certain aggregate annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal annual installments of $1,429 commencing in August 2010 and continuing on an annual basis through August 2016. Interest payments due for each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If any principal amount is not forgiven, the Company may have such principal forgiven in future years if its broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. The Company has expensed, and will continue to expense, interest under the loan agreement until such interest is forgiven.

The loan agreement contains covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s revolving credit agreement. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreement may be accelerated and become immediately due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is collateralized by the Company’s (but not the Company’s broker-dealer subsidiaries’) deposits and accounts held at NFS or its affiliates, which amounted to $468 at December 31, 2009.

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

Year Ending	Lease	Sublease
December 31,	Commitments	Rentals	Net

2010	$6,849	$4,801	$2,048
2011	6,713	4,713	2,000
2012	5,923	4,756	1,167
2013	5,778	4,818	960
2014	5,427	4,818	609
2015	2,175	2,012	163

Total	$32,865	$25,918	$6,947

Deferred rent of $3,378 and $3,863 at December 31, 2009 and 2008, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

Litigation and Regulatory Matters

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff’s original complaint alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part. On May 27, 2009, the Court granted in part and denied in part motions to dismiss the Second Amended Complaint, and granted plaintiff leave to replead. On July 9, 2009, plaintiff filed its Third Amended Complaint, which contains no claims under the federal securities laws, leaving only common law claims; the plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $400,000. Ladenburg’s motion to dismiss the Third Amended Complaint is currently pending. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

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

In December 2005, a suit was filed in New York State Supreme Court, New York County, by Digital Broadcast Corp. against Ladenburg and a Ladenburg employee. The plaintiff alleged, among other things, that in

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

connection with plaintiff’s retention of Ladenburg to assist it in its efforts to obtain financing through a private placement of its securities, Ladenburg committed fraud and breach of fiduciary duty and breach of contract. The plaintiff seeks compensatory damages in excess of $100,000. In December 2008, the Court issued a decision granting Ladenburg’s motion for summary judgment and dismissed the complaint. On June 30, 2009, the Appellate Division of the Supreme Court issued an order unanimously affirming the dismissal. The New York Court of Appeals has denied the plaintiff’s motion for leave to appeal. The Company believes that the plaintiff’s claims are without merit and, if there are any further proceedings, intends to vigorously defend against them.

In July 2008, a suit was filed in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida, by BankAtlantic and BankAtlantic Bancorp, Inc. against Ladenburg and a former Ladenburg research analyst. The plaintiffs alleged, among other things, that research reports issued by defendants were false and defamatory, and that defendants are liable for defamation per se and negligence; the amount of the alleged damages was unspecified. In February 2010, the parties entered into a settlement agreement resolving all claims against Ladenburg; the settlement expense is reflected in accrued liabilities in the Company’s 2009 financial statements. A motion by the former research analyst for leave to assert a cross-claim against Ladenburg for breach of contract and indemnification is pending. The Company believes the purported cross-claim is without merit and intends to vigorously defend against it.

In February 2010, an arbitration case was commenced by a former employee against Ladenburg and the Company. The claim asserts breach of an employment agreement and seeks compensatory damages of $750. The Company believes that the allegations are without merit and intends to vigorously defend against them.

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

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company has accrued liabilities in the amount of approximately $453 at December 31, 2009 and $460 at December 31, 2008 in respect to these matters. With respect to other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

12.	Off-Balance-Sheet Risk and Concentrations of Credit Risk

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The clearing operations for the Ladenburg, Investacorp and Triad securities transactions are primarily provided by one clearing broker, a large financial institution. At December 31, 2009 and 2008, a significant percentage of securities owned and the amounts due from clearing brokers reflected in the consolidated statements of financial condition are positions held at and amounts due from this one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of December 31, 2009 and 2008, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg and Triad sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at market values of the related securities and Ladenburg and Triad will incur a loss if the market value of the securities increases subsequent to December 31, 2009.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

13.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of the Company’s EBITDA, as adjusted. As of December 31, 2009, 947,824 shares had been repurchased for $1,689 under the program.

In April 2009, the Company repurchased 4,500,000 shares of common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction. This purchase was not made under the Company’s share repurchase program, which remains in effect.

Warrants

As of December 31, 2009, outstanding warrants to acquire the Company’s common stock were as follows:

	Exercise	Number of
Expiration Date	Price	Shares

2013	$.95	500,000
2016	.94	1,500,000
2016	.96	2,900,000
2017	1.91	2,000,000

		6,900,000

14.	Earnings Per Share

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options and warrants

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

is included in diluted earnings per share. The computations of basic and diluted per share data for December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net (loss) income	$(18,673)	$(20,263)	$9,391

Basic weighted average shares	168,623,375	165,812,495	157,355,540
Effect of dilutive securities:
Common stock options	—	—	8,343,776
Warrants to purchase common stock	—	—	1,354,148
Common stock held in escrow	—	—	1,431,005

Dilutive potential common shares	—	—	11,128,929

Weighted average common shares outstanding and dilutive potential common shares	168,623,375	165,812,495	168,484,469

Net (loss) income per share:
Basic and diluted	$(0.11)	$(0.12)	$0.06

During 2009, 2008 and 2007, options and warrants to purchase 27,921,290, 28,862,415, and 10,569,166 common shares, respectively, were not included in the computation of diluted (loss) income per share as the effect would have been anti-dilutive.

15.	Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2009, 210,048 shares of LTS common stock were issued to employees under this plan, at prices ranging from $0.50 to $0.68; during 2008, 196,305 shares of LTS common stock were issued to employees under this plan, at prices ranging from $0.68 to $1.78; during 2007, 183,308 shares were issued at prices ranging from $1.86 to $2.54 per share; resulting in a capital contribution of $118, $285 and $407 for 2009, 2008 and 2007, respectively.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Option Plan and in 2009 the Company adopted the 2009 Incentive Compensation Plan (“2009 Option Plan”) which provide for the grant of stock options and stock purchase rights to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The option plans each provide for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the option plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The compensation committee of the board of directors of LTS administers the option plans. Stock options granted under the 2009 Option Plan may be incentive stock options and non-qualified stock options. An

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

incentive stock option may be granted only through August 27, 2019 under the 2009 Option Plan and May 27, 2009 under the 1999 Option Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”)). The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’s common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2009, there were options to purchase 24,860,000 shares of common stock available for issuance under the 2009 Option Plan and 5,182,154 non-qualified options available for grant under the 1999 Option Plan.

A summary of the status of the 1999 Option Plan at December 31, 2009 and changes during the years ended December 31, 2009, 2008 and 2007 are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding, December 31, 2006	11,043,311	$0.99	7.92	$4,458
Granted	4,735,000	2.23
Exercised	(1,874,477)	0.70
Forfeited	(820,418)	1.55
Expired	—	—

Options outstanding, December 31, 2007	13,083,416	1.44	8.01	10,332
Granted	4,068,500	1.75
Exercised	(901,867)	0.58
Forfeited	(537,634)	1.87
Expired	—	—

Options outstanding, December 31, 2008	15,712,415	1.56	7.69	343
Granted	1,105,000	0.83
Exercised	(26,875)	0.58
Forfeited	(1,301,000)	1.48
Expired	(372,250)	3.57

Options outstanding, December 31, 2009	15,117,290	$1.46	6.91	$200

Vested or expected to vest	14,465,863	$1.45	6.84	$200

Options exercisable, December 31, 2009	9,469,581	$1.32	6.19	$200

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

A summary of the status of the 2009 Option Plan at December 31, 2009 and changes during the year ended December 31, 2009 are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Granted	140,000	$0.79		$—
Options outstanding, December 31, 2009	140,000	$0.79	9.75	$—

Vested or expected to vest	77,322	$0.79	9.75	$—

Options exercisable, December 31, 2009	—	$—	—	$—

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the option plans. A summary of the status of these options at December 31, 2009 and changes during the years ended December 31, 2009, 2008 and 2007 are presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding, December 31, 2006	8,500,000	$0.63	8.50	$5,008
Granted	3,000,000	1.91
Exercised	(2,500,001)	0.52
Forfeited	(1,249,999)	0.64

Options outstanding, December 31, 2007	7,750,000	1.16	8.52	7,434
Exercised	(1,500,000)	0.51

Options outstanding, December 31, 2008	6,250,000	1.32	7.83	334
Exercised	(486,000)	0.47

Options outstanding, December 31, 2009	5,764,000	$1.39	6.97	$112

Vested or expected to vest	5,702,768	$1.39	6.97	$112

Options exercisable, December 31, 2009	4,426,510	$1.30	6.80	$112

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2009, 2008 and 2007 was $0.58, $1.17 and $1.70, respectively. The fair value of each option award was

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	96.8%	99.9%	127.3%
Risk-free interest rate	2.57%	3.13%	4.34%
Expected life (in years)	6.2	6.2	6.2

During 2009, 2008 and 2007, the Company considered authoritative accounting guidance when reviewing and developing assumptions for the 2009, 2008 and 2007 grants. The weighted average expected life for the 2009, 2008 and 2007 grants reflects a permitted alternative simplified method, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the 2009, 2008 and 2007 option grants is based on historical volatility over the same number of years as the expected life, prior to the option grant date.

As of December 31, 2009, there was $6,439 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.76 years.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 amounted to $146, $3,492 and $5,828, respectively. Tax benefits related to option exercise were not deemed to be realized since net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises and the deferred tax assets related to those net operating losses have been fully reserved.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the years ended December 31, 2009, 2008 and 2007, non-cash compensation expense relating to stock option agreements granted employees amounted to $6,984, $5,856 and $2,862, respectively. Also, the non-cash compensation expense related to common shares and warrants granted to employees in connection with an acquisition made in 2006 amounted to $0, $142 and $3,305 in 2009, 2008 and 2007, respectively.

On September 1, 2005, the Company granted to certain advisors options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.51 per share under the Option Plan. The options, which expire on August 31, 2015, vested 25% on each of the first four anniversaries of the grant date. The Company recorded a charge of $528, $221 and $397 for the fair value of the options for the years ended December 31, 2009, 2008 and 2007, respectively, based on the Black-Scholes option pricing model.

On January 14, 2010, the Company granted ten-year stock options to purchase 3,645,000 shares of its common stock at an exercise price of $0.90 per share to directors, officers and employees. The options vest over four years and the exercise price was 25% in excess of the closing price ($0.72) of LTS’ common stock on the grant date. The options are generally subject to earlier vesting upon the recipient’s death or disability or if the Company undergoes a change of control.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

16.	Segment Information

The Company has two operating segments. The Ladenburg segment includes the broker-dealer and asset management activities, conducted by Ladenburg and LTAM. The Independent Brokerage and Advisory Services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad, since their respective dates of acquisition.

Segment information for the years ended December 31, 2009, 2008 and 2007 is as follows:

		Independent
		Brokerage and
2009	Ladenburg	Advisory Services(1)	Corporate		Total

Revenues	$38,671	$111,931	$73		$150,675
Pre-tax (loss) income	(8,006)	802	(10,400	)(2)	(17,604)
Identifiable assets	20,940	72,108	1,589		94,637
Depreciation and amortization	1,355	2,311	68		3,734
Interest	21	19	3,937		3,977
Capital expenditures	338	61	—		399
Non-cash compensation	2,270	1,938	3,326		7,534
2008
Revenues	$41,997	$79,190	$(217)		$120,970
Pre-tax (loss) income	(8,140)	203	(11,307	)(2)	(19,244)
Identifiable assets	24,802	73,343	3,523		101,668
Depreciation and amortization	1,386	1,809	97		3,292
Interest	35	29	4,470		4,534
Capital expenditures	453	93	—		546
Non-cash compensation	1,912	2,153	2,200		6,265
2007
Revenues	$83,313	$12,191	$322		$95,826
Pre-tax income (loss)	18,435	411	(8,942	)(2)	9,904
Identifiable assets	61,309	50,644	2,179		114,132
Depreciation and amortization	1,109	285	97		1,491
Interest	839	1	1,464		2,304
Capital expenditures	395	—	—		395
Non-cash compensation	4,482	534	1,678		6,694

(1)	Includes Investacorp from October 19, 2007 and Triad from August 13, 2008

(2)	Includes interest, compensation, professional fees and other general and administrative expenses.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

17.	Related Party Transactions

In 2007, the Company entered into a lease for office space with an entity affiliated with Dr. Frost, the Company’s chairman of the board and principal shareholder, which expires in January 2012 and which provides for minimum annual payments of $490. Rent expense under such leases amounted to $490, $464 and $392 in 2009, 2008 and 2007, respectively.

The Company is a party to an agreement entered into with Vector Group Ltd. (“Vector”), where Vector agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. Various executive officers and directors of Vector and its subsidiary New Valley serve as members of the board of directors of the Company, and Vector and its subsidiaries own approximately 8.6% of the Company’s common stock. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. The Company paid Vector $600 for 2009, $500 for 2008 and $400 for 2007 related to the agreement and pays Vector at the rate of $600 for 2010.

Howard Lorber, vice-chairman of the Company’s board of directors, is a consultant to (and, prior to January 2005, was the chairman of) Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for the Company. These commissions amounted to approximately $14, $51 and $61 in 2009, 2008 and 2007, respectively.

In May 2008, upon the completion of the Punk Ziegel merger, the Company paid $250 to the then brother-in-law of Mark Zeitchick, an executive vice president and director of the Company, as payment for introducing the Company to Punk Ziegel.

See Note 10 for information regarding loan transactions involving related parties.

18.	Quarterly Financial Data (Unaudited)

	Quarters
	1st		2nd	3rd		4th

2009:
Revenues	$33,290	(b)	$34,326	$39,246	(b)	$43,813	(b)
Expenses	39,290	(a),(b)	39,165 (a)	43,066	(a),(b)	46,758	(a),(b)

Loss before income taxes	$(6,000)		$(4,839)	$(3,820)		$(2,945)

Net loss	$(6,241)		$(5,158)	$(3,728)		$(3,546)

Basic and diluted loss per common share	$(0.04)		$(0.03)	$(0.02)		$(0.02)

Basic and diluted weighted average common shares	171,727,332		167,318,633	167,624,573		167,876,256

(a)	Includes $1,921, $1,666, $1,685 and $2,262 charge for non-cash compensation in the first, second, third and fourth quarters 2009, respectively.

(b)	Includes $3,025 of revenue and $1,037 of expenses in the first quarter 2009, $550 of revenue and $216 of expense in the third quarter 2009 and $2,364 of revenue and $956 of expense in the fourth quarter 2009 resulting from deferred fees from SPAC transactions.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

	Quarters
	1st		2nd	3rd		4th

2008:
Revenues	$28,791	(b)	$25,232	$31,272	(b),(c),(d)	$35,675	(c),(d)
Expenses	29,851	(a),(b)	30,376 (a)	36,273	(a),(b)	43,714	(a)

Loss before income taxes	$(1,060)		$(5,144)	$(5,001)		$(8,039)

Net loss	$(1,033)		$(5,233)	$(5,691)		$(8,306)

Basic and diluted loss per common share	$(0.01)		$(0.03)	$(0.03)		$(0.05)

Basic and diluted weighted average common shares	161,501,065		162,709,005	167,303,935		171,655,110

(a)	Includes $1,569, $1,498, $1,538 and $1,660 charge for non-cash compensation in the first, second, third and fourth quarters 2008, respectively.

(b)	Includes $2,411 of revenue and $865 of expenses in the first quarter 2008, and $2,878 of revenue and $1,196 of expense in the third quarter 2008 resulting from deferred fees from SPAC transactions.

(c)	Includes $5,339 in the third quarter 2008 and $15,851 in the fourth quarter 2008 of Triad revenues.

(d)	Includes $305 gain on sale of BSE membership the third quarter 2008 and $214 gain on the sale of AMEX membership in the fourth quarter 2008.