Form 10-K/A
period 2009-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2010-04-30
CIK 1029730

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑
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
     As of April 21, 2010, there were 167,928,393 shares of the registrant’s common stock outstanding.
Documents Incorporated By Reference:
None

EXPLANATORY NOTE
     Ladenburg Thalmann Financial Services Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2010 (“Original 10-K”).
     This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

LADENBURG THALMANN FINANCIAL SERVICES INC.
Form 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     We believe that the combination of the various qualifications, skills and experiences of our directors contribute to an effective and well-functioning board and that individually and as a whole, our directors possess the necessary qualifications to provide effective oversight of our business and quality advice to our management. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Information regarding the age, experience and qualifications of each director is set forth below.

Henry C. Beinstein, 67 Director since 2001	Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since 1994. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Mr. Beinstein has been a director of Castle Brands Inc., an NYSE Amex listed company which markets and imports premium spirits, since January 2009. Since January 2005, Mr. Beinstein has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein previously served as a director of New Valley Corporation. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience through his years at Coopers & Lybrand, Proskauer Rose LLP, Milbank, Tweed, Hadley & McCloy LLP and Schulte Roth & Zabel LLP, and the knowledge and experience he has attained through his service as a director of ours and other publicly traded corporations.

Robert J. Eide, 57 Director since 2001	Mr. Eide has been the chairman and chief executive officer of Aegis Capital Corp., a broker-dealer and a FINRA member firm, since 1984. Mr. Eide also serves as a director of Nathan’s Famous, Inc., a chain of fast food restaurants, and Vector Group. Mr. Eide has been a member of the New York State Bar Association since 1979. Mr. Eide’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry knowledge, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 73 Director since 2004	Dr. Frost has served as chairman of our board of directors since July 2006. He also served as a member of our board of directors from May 2001 until July 2002. In March 2010, Dr. Frost was named chairman of the board of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, and had previously served as vice chairman of the board of directors since January 2006. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a specialty healthcare company focused on the development of agents for ophthalmic disease and diagnostic imaging systems that complement OPKO’s therapeutic products. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. From 1972 to 1986, Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc., and from 1987 to January 2006, he served as chairman of the board of directors and chief executive officer of IVAX Corporation. Dr. Frost also serves as chairman of the board of directors of PROLOR Biotech, Inc., a development stage biopharmaceutical company. Dr. Frost is a currently a director of Continucare Corporation, a provider of outpatient healthcare services, and Castle Brands Inc. He also serves as Chairman of Temple Emanu-El, as a member of the Board of Regents of the Smithsonian Institution, as a director of the Florida Council of 100 and as a trustee of each of the University of Miami, the Scripps Research Institute, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost previously served as a director for Northrop Grumman Corp., Ideation Acquisition Corp., Protalix Bio Therapeutics, Inc., and Cellular Technical Services Company, Inc. (now SafeStitch Medical, Inc.), as chairman of Ivax Diagnostics, Inc. and as governor and co-vice-chairman of the American Stock Exchange (now NYSE Amex). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry knowledge, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Brian S. Genson, 61 Director since 2004	Mr. Genson has been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson also serves as a managing director of F1Collectors.com and F1 Action located in Buntingford, England, which is engaged in investing in the motor sport industry. Mr. Genson was also responsible for introducing Ben and Jerry’s Ice Cream Company to the Japanese market. Mr. Genson also serves as a director of Nathan’s Famous. Mr. Genson’s pertinent experience, qualifications, attributes and skills include managerial experience and experience he has attained through his service as a director of publicly-traded corporations.

Saul Gilinski, 55 Director since 2006	Mr. Gilinski has served as president and a director of Osmopharm S.A., a Swiss-based manufacturer of modified release pharmaceutical active ingredients, since 1999. He has served as the chairman of C.I. Farmacapsulas S.A., a manufacturer of pharmaceutical capsules, since 1985. Since December 2003, Mr. Gilinski has served as chairman of Capscanada Corporation, a Canada-based manufacturer of pharmaceutical capsules. Since 1994, he has served as chairman of Ajix, Inc., a distribution import/export company. He is also a director of Premier Commercial Realty, Inc., a commercial property developer in South Florida. Mr. Gilinski’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise and managerial experience.

Dr. Richard M. Krasno, 68 Director since 2006	Dr. Krasno has served as the executive director of the William R. Kenan, Jr. Charitable Trust and as president of the four affiliated William R. Kenan, Jr. Funds since October 1999. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Dr. Krasno previously served as a director of IVAX Corporation. Dr. Krasno’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise and managerial experience.

Richard J. Lampen, 56 Director since 2002	Mr. Lampen has been our president and chief executive officer since September 2006. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. Since October 2008, Mr. Lampen has served as interim president and chief executive officer and a director of Castle Brands Inc. From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel of New Valley, where he also served as a member of its board of directors. Since January 1997, Mr. Lampen has served as a director of CDSI Holdings Inc., an affiliate of New Valley seeking acquisitions or investments, and since November 1998 has been its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company since 2002 and as president and chief executive officer since 2006, his industry experience, his managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Howard M. Lorber, 61 Director since 2001	Mr. Lorber has been vice chairman of our board of directors since July 2006. Previously, Mr. Lorber had been chairman of our board of directors from May 2001 to July 2006. Mr. Lorber has been president and chief executive officer of Vector Group since January 2006 and has served as a director of Vector Group since January 2001. He served as president and chief operating officer of Vector Group from January 2001 to December 2005. From November 1994 to December 2005, Mr. Lorber served as president and chief operating officer of New Valley, where he also served as a director. Mr. Lorber was chairman of the board of directors of Hallman & Lorber Assoc. Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; chief executive officer from November 1993 to December 2006 and executive chairman of the board of directors since January 2007 of Nathan’s Famous; and a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991. Mr. Lorber previously served as a director of SP Acquisition Holdings, Inc. He is also a trustee of Long Island University. Mr. Lorber’s pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge, financial literacy and the knowledge and experience he has attained through his service as a director and chief executive officer of publicly-traded corporations.

Jeffrey S. Podell, 69 Director since 2004	Mr. Podell has been the chairman of the board and president of Newsote, Inc., a privately-held holding company, since 1989. He also serves as a director of Vector Group. Mr. Podell was a member of the New York State Bar Association from 1965 until March 2010. Mr. Podell’s pertinent experience, qualifications, attributes and skills include managerial experience, financial literacy and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Richard J. Rosenstock, 57 Director since 1999	From May 2001 until December 2002, Mr. Rosenstock served as vice chairman of our board of directors and from August 1999 until December 2002, served as our chief operating officer. He also served as our president from August 1999 until May 2001. Since January 2003, Mr. Rosenstock has been a registered representative of Ladenburg Thalmann & Co. Inc., one of our broker-dealer subsidiaries. Mr. Rosenstock was affiliated with Ladenburg Capital Management Inc., one of our subsidiaries, from 1986 until December 2002, serving from May 2001 as Ladenburg Capital Management’s chief executive officer. From January 1994 until May 1998, he served as an executive vice president of Ladenburg Capital Management and was its president from May 1998 until November 2001. Mr. Rosenstock’s pertinent experience, qualifications, attributes and skills include his industry knowledge and the experience he has attained through his service as a director of a publicly-traded corporation.

Mark Zeitchick, 45 Director since 1999	Mr. Zeitchick has been our executive vice president since September 2006. From August 1999 until December 2003, Mr. Zeitchick served as one of our executive vice presidents. Mr. Zeitchick has also been president and chief executive officer of Ladenburg Thalmann & Co. Inc. since September 2006 and a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick has been Ladenburg Capital Management’s co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital Management. From May 2001 until November 2001, he served as chairman of Ladenburg Capital Management, and became co-chairman in November 2001. Mr. Zeitchick’s pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge and the knowledge and experience he has attained through his service as a director of a publicly-traded corporation.
Executive Officers

     Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. Besides Messrs. Lampen and Zeitchick, who are also directors, we have one additional executive officer.
     Brett Kaufman, 38 years old, became a vice president in March 2008 and became our chief financial officer in April 2008. From April 1999 until March 2008, Mr. Kaufman was employed at Bear, Stearns & Co. Inc., serving in various capacities and most recently as managing director and director of financial planning and analysis in the Controller’s Group. While at Bear Stearns, Mr. Kaufman was responsible for providing strategic leadership and oversight for the company’s financial reporting, planning, budgeting and forecasting initiatives on a worldwide basis. From October 1994 until April 1999, Mr. Kaufman was in the Audit and Business Advisory Services division of PricewaterhouseCoopers LLP. He holds a B.S. in Accounting from Binghamton University and is a certified public accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended December 31, 2009.
Code of Ethics
     In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. The code of ethics is available at http://ir.stockpr.com/ladenburg/governance-documents under the heading “Code of Business Conduct and Ethics.”
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
     Under its written charter, which was amended and re-adopted on March 24, 2009 and is available at http://ir.stockpr.com/ladenburg/governance-documents under the heading “Audit Committee Charter,” our audit committee’s responsibilities include, among other things:
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
Compensation Overview
     This Compensation Overview section discusses the compensation programs and policies for our executive officers and the compensation committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers.
     Henry C. Beinstein, Robert J. Eide, Brian S. Genson and Dr. Richard Krasno, each of whom is an independent director, currently comprise our compensation committee. The committee’s responsibilities include:
•	establishing the general compensation policy for our executive officers, including our chief executive officer;

•	administering our Qualified Employee Stock Purchase Plan (“QESPP”), our Amended and Restated 1999 Performance Equity Plan (“1999 Plan”) and our 2009 Incentive Compensation Plan (“2009 Plan”);

•	determining who participates in these plans, establishing performance goals, if any, and determining specific grants and awards to the participants.
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
     Brokerage Commissions. If an executive is a registered representative, part of the executive’s total compensation is a percentage of the brokerage commissions for customer accounts for which such executive is the designated account representatives. We believe this form of additional compensation helps incentivize our executives who are registered representatives. For fiscal 2008 and 2009, Mark Zeitchick was the only executive officer who was paid brokerage commissions.
     Discretionary Cash Bonus. We grant discretionary cash bonuses to executives and directors. This is an important part of executive compensation. These bonuses may exceed base salary amounts and are more closely tied to both company and individual performance. Our compensation committee establishes bonus amounts by taking account of, among other things, individual performance, growth in our business through organic growth and acquisitions, satisfaction of financial goals, including EBITDA, as adjusted, changes in shareholder value and the business environment in which we operated during the year. We believe that EBITDA, as adjusted, is correlated to shareholder value creation and therefore is one of the appropriate measures to consider in determining executive compensation. EBITDA, as adjusted, is intended to minimize or eliminate the effect of items that do not directly reflect our performance or individual executive performance. While the compensation committee considers the foregoing objective factors, the actual bonus amount for each executive officer is based on the compensation committee’s subjective assessment of both our overall performance for the year, in the context of the business environment in which we operated, and the contribution that each such individual made to that performance. The compensation committee believes that a discretionary bonus plan is appropriate because objective, short-term financial measures may not fully reflect the underlying reasons for our performance and will not reflect individual executive performance.
     Equity Awards. We grant stock options and other stock-based awards to incentivize executives for long-term performance and to provide an appropriate balance between our long-term and short-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success. The compensation committee develops its equity award determinations based on its judgment as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. We generally grant options that vest over a period of three or four years beginning on the first anniversary of the grant date. We believe that this vesting schedule contributes significantly to the retention of our executive officers because they must remain employed for at least one year before they can realize any potential value from an option grant and will need to continue in our employ for the duration of the vesting schedule in order to realize the maximum potential value. In January 2010, we granted options to purchase 1,000,000, 600,000, 600,000, 600,000 and 50,000 shares to Dr. Frost and Messrs. Lorber, Lampen, Zeitchick and Kaufman, respectively. The exercise price for these options is $.90 per share (a premium to the closing market price of $.72 on the grant date). These options vest in four equal annual installments beginning on the first anniversary of the grant date.
     Equity awards are granted generally through the 1999 Plan and the 2009 Plan. Each of the 1999 Plan and the 2009 Plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our compensation committee. To the extent permitted under the provisions of these plans, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards.
     Other Compensation. We maintain various employee benefit plans, including medical, dental, life and disability insurance and 401(k) plans, and these plans are available to all salaried employees. We pay all medical and dental insurance premiums for certain of our executive officers.
Risk Considerations in our Compensation Programs
     We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on our company.
Tax Considerations
     Section 162(m) of the Internal Revenue Code generally disallows a public company’s tax deduction for compensation in excess of $1 million in any taxable year paid to the chief executive officer and the four other most highly compensated officers. The effect of Section 162(m) is substantially mitigated by our net operating losses, although the amount of any deduction disallowed under Section 162(m) could increase our alternative minimum tax by up to 2% of such disallowed amount. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are satisfied. Because our shareholders approved our 1999 Plan and our 2009 Plan, awards under these plans generally qualify as “performance-based” compensation that is fully deductible and not subject to the Section 162(m) deduction limit. In determining executive compensation, our compensation committee considers, among other factors, the possible tax consequences. Tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws) that are beyond our control. Also, the compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For these reasons, the committee, while considering tax deductibility as one of the factors in determining compensation, does not limit compensation to those levels or types of compensation that will be deductible by us.
Summary Compensation Table
     The following table shows the compensation paid to our officers listed below (“Named Executive Officers”) for 2009 and 2008.

						Non-Equity
					Option	Incentive Plan	All Other
	Fiscal		Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Principal Position	Period		($)	($)	($)(1)	($)	($)		($)
Richard J. Lampen,	2009		—	—	—	—	—		—
chief executive officer and	2008		—	150,000	591,480	—	—		741,480
president (2)

Mark Zeitchick, executive vice	2009		250,000	100,000	—	—	205,929	(3)	555,929
president; president and	2008		250,000	150,000	591,480	—	464,089	(3)	1,455,569
chief executive officer of
Ladenburg Thalmann & Co.
Inc.

Brett H. Kaufman, vice	2009		200,000	100,000	—	—	—		300,000
president and chief	2008	(4)	154,616	100,000	226,635	—	54,116	(5)	535,367
financial officer

(1)	Represents the aggregate grant date fair value of stock options granted for the year ended December 31, 2008 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in note 15 to our audited financial statements for the year ended December 31, 2009 included in our Original 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized by the named executive officer.

(2)	Does not include payments to Vector Group under the management services agreement with Vector Group described under the caption “Compensation Arrangements for Executive Officers” below.

(3)	Represents commissions earned from customer accounts for which the individual is a designated account representative ($199,031 in 2009 and $457,209 in 2008) and health and dental insurance premiums paid by us.

(4)	Mr. Kaufman became a vice president in March 2008 and became our chief financial officer in April 2008.

(5)	Represents relocation expenses ($13,359), brokerage, legal and other fees in connection with the sale of his house in New York ($30,635) and legal fees in connection with the negotiation of his employment letter with us ($10,122).
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
     Mark Zeitchick serves as our executive vice president and president and chief executive officer of Ladenburg Thalmann & Co. Inc. Under his employment agreement, Mr. Zeitchick receives an annual base salary of $250,000, a percentage of commissions from customer accounts for which he is a designated account representative and a discretionary bonus. The agreement’s initial term ended on December 31, 2007, but the agreement automatically renews for successive one year periods unless terminated by either party upon 30 days’ prior written notice. The current term of the agreement is through December 31, 2010.
     Since April 2008, Brett Kaufman has served as our chief financial officer under the terms of an employment letter providing for a $200,000 annual base salary. He is also eligible for an annual discretionary bonus, which was $100,000 for each of 2008 and 2009. The employment letter’s initial term expired on December 31, 2009, but it automatically renews for successive one year periods unless terminated by either party upon 60 days’ prior to the expiration of the then current term. The current term of the agreement is through December 31, 2010. In 2008 we paid $54,116 for Mr. Kaufman’s relocation expenses, for brokerage fees in connection with the sale of his house in New York and for Mr. Kaufman’s legal fees in connection with the negotiation of the employment letter. On March 25, 2008, we granted to Mr. Kaufman an option to purchase 150,000 shares with an exercise price of $2.30 per share. The options vest and become exercisable in four equal annual installments beginning on the first anniversary of the grant date.
Grants of Plan-Based Awards
     There were no option grants made to our Named Executive Officers in 2009.

2009 Outstanding Equity Awards at Fiscal Year-End
     The following table summarizes the outstanding option awards held by our Named Executive Officers at December 31, 2009.

	Option Awards
				Equity
				Incentive Plan
				Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying	Option
	Unexercised	Unexercised		Unexercised	Exercise
	Options (#)	Options (#)		Unearned	Price	Option
Name	Exercisable	Unexercisable		Options (#)	($)	Expiration Date
Richard J. Lampen	20,000	0		—	0.88	01/09/2012
	20,000	0			0.22	11/14/2012
	20,000	0			0.30	09/16/2013
	20,000	0			0.48	03/02/2015
	450,000	150,000	(1)		0.88	07/17/2016
	20,000	0			1.39	11/05/2016
	20,000	0			2.30	06/28/2017
	300,000	300,000	(2)		2.30	07/25/2017
	150,000	450,000	(3)		1.58	10/30/2018
Mark Zeitchick	0	0		—	4.0625	08/23/2009
	250,000	0			0.88	01/09/2012
	125,000	0			1.01	05/25/2014
	150,000	0			0.58	08/17/2015
	450,000	150,000	(1)		0.88	07/17/2016
	300,000	300,000	(2)		2.30	07/25/2017
	150,000	450,000	(3)		1.58	10/30/2018
Brett H. Kaufman	37,500	112,500	(4)	—	2.30	03/24/2018

(1)	These options vest July 17, 2010.

(2)	These options vest in two equal annual installments beginning on July 25, 2010.

(3)	These options vest in three equal installments beginning on October 30, 2010.

(4)	These options vest in three equal annual installments beginning on March 25, 2010.
Stock Options and Warrants Issued Outside of Equity Plans
     As of December 31, 2009, stock options issued outside of our equity plans to purchase an aggregate of 5,764,000 shares of our common stock at exercise prices ranging from $0.47 per share to $1.91 per share and warrants to purchase 6,900,000 shares of our common stock at exercise prices ranging from $0.94 per share to $1.91 per share were outstanding. See “Equity Compensation Plan Information” below.
Qualified Employee Stock Purchase Plan
     On November 6, 2002, our shareholders approved the QESPP, under which a total of 5,000,000 shares of our common stock are available for issuance. On November 1, 2006, our shareholders approved an amendment to increase the number of shares available for issuance under the plan to 10,000,000 shares. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock during designated periods. Designated periods have been initially set at three months long and commence on January 1 st , April 1 st , July 1 st and October 1 st of each year and end on March 31st , June 30 th , September 30 th and December 31 st of each year. On the first day of each such period, known as the “date of grant,” each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an “exercise date.” On the exercise date, amounts withheld during the period will be applied to purchase shares for the employee from us. The purchase price will be 95% of the last sale price of our common stock on the exercise date. As of December 31, 2009, 4,044,816 shares of common stock had been issued under the QESPP.
Potential Termination or Change in Control Payments
     Mark Zeitchick and Brett H. Kaufman have employment agreements with us that provide for potential payments in the event of their termination.
     Under Mr. Zeitchick’s employment agreement, if his employment is terminated for any reason other than death, we are required to pay to Mr. Zeitchick all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for him and his family, providing coverage no less extensive than that in effect on the date hereof, and pay for any required deductibles under such insurance, until the earlier of (i) two years after his termination or (ii) until he receives similar coverage, without pre-existing condition limitations, after the expiration of any waiting periods, from a subsequent employer, as well as the cost of insurance, hospitalization, medical or other benefits we make available to our employees. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2009 for any reason other than his death was approximately $13,797. In the event of Mr. Zeitchick’s death, we are required to pay to, or on behalf of, Mr. Zeitchick’s spouse or designated beneficiary, if he is survived by a spouse or designated beneficiary, or if not, to his estate, for one year from the date of death, all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for his family, providing coverage no less extensive than that in effect on the date of the agreement, any required deductibles under such insurance, as well as the cost of insurance, hospitalization, medical or other benefits made available by us to our employees so that Mr. Zeitchick’s beneficiary may participate. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2009 as a result of his death was approximately $0.
     Under the terms of the employment letter with our current vice president and chief financial officer, Brett Kaufman, we are required to pay Mr. Kaufman a severance amount equal to his annual base salary ($200,000 at December 31, 2009) due to his termination by us without “Cause” or by him for “Good Reason.” In the event that Mr. Kaufman’s employment is terminated due to death or “Disability,” Mr. Kaufman will be entitled to receive a pro-rata bonus for the year of termination based on his bonus for the prior year ($100,000 in the case of any termination in 2010). Also, Mr. Kaufman and his family will be entitled to receive subsidized health and dental benefits for a period of up to 18 months following any termination due to death, “Disability,” without “Cause” or with “Good Reason” (approximately $23,000 at December 31, 2009). The total estimated payment in the event Mr. Kaufman’s employment had been terminated on December 31, 2009 as a result of the above circumstances was approximately $323,000.
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

     Also, certain of our option agreements contain clauses that provide that in the event of a change in control of our company, or upon the death or disability of the optionholder, all stock options under such an agreement become fully vested. The unrealized value of in-the-money unvested stock options subject to accelerated vesting are shown below as potential payments to the Named Executive Officers. The unrealized value was calculated by multiplying the number of unvested shares under “2009 Outstanding Equity Awards at Fiscal Year-End” above by the closing price of a share of common stock on December 31, 2009 ($0.64), then deducting the aggregate exercise price of the unvested stock options.

	Change-in-Control	Death	Disability
Name	($)	($)	($)
Richard J. Lampen	—	—	—
Mark Zeitchick	2,250	2,250	2,250
Brett H. Kaufman	—	—	—
Director Compensation
     Directors who are also employees receive no cash compensation for serving as directors. Each of our non-employee directors receives annual director fees of $20,000, payable in quarterly installments. Audit committee, compensation committee and nominating committee members each receive an additional annual fee of $10,000, $5,000 and $5,000, respectively. The chairman of the executive committee (if he is not an employee) receives an additional annual fee of $100,000. Also, each non-employee director receives $1,000 and $500 per board and committee meeting, respectively, that he attends. Upon their election or re-election, as the case may be, we grant our non-employee directors ten-year options under our 1999 Plan or 2009 Plan to purchase 20,000 common shares at fair market value on the grant date. We also reimburse directors for costs incurred in attending board and committee meetings.
     The following table summarizes non-employee director compensation for fiscal 2009. Compensation for directors who are also named executive officers is included in the Summary Compensation Table above.

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards(1)	Total
Name	($)	($)	($)	($)
Henry C. Beinstein	46,500	—	10,850	57,350
Robert J. Eide	46,500	—	10,850	57,350
Phillip Frost, M.D.	123,000	—	10,850	133,850
Brian S. Genson	29,000	—	10,850	39,850
Saul Gilinski	33,500	—	10,850	44,350
Howard M. Lorber	24,000	—	10,850	34,850
Dr. Richard M. Krasno	34,500	—	10,850	45,350
Jeffrey S. Podell	36,000	—	10,850	46,850

(1)	Represents the aggregate grant date fair value of stock options granted for the year ended December 31, 2009 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the director. Assumptions used in the calculation of such amount are included in note 15 to our audited financial statements for the year ended December 31, 2009 included in our Original 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized. The aggregate number of outstanding option awards at December 31, 2009 was as follows:

Name	Aggregate Number of Option Awards
Henry C. Beinstein	160,000
Robert J. Eide	100,000
Phillip Frost, M.D.	3,120,000
Brian S. Genson	100,000
Saul Gilinski	80,000
Howard M. Lorber	1,060,000
Dr. Richard M. Krasno	80,000
Jeffrey S. Podell	100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Share Ownership
     The table below shows the number of shares of common stock beneficially owned as of April 21, 2010 by:
•	those persons or groups known to beneficially own more than 5% of our common stock,

•	each of our directors,

•	each executive officer named in the Summary Compensation Table above and

•	all directors and executive officers as a group.
     The percentage of shares is based on the 167,928,393 shares of common stock outstanding on April 21, 2010.

	Beneficial ownership of our common stock
	Number of
Name and Address of Beneficial Owner	Shares		Percent
Phillip Frost, M.D. and related entities	56,447,130	(1)	32.88%
4400 Biscayne Boulevard, 15th Floor Miami, Florida 33137

New Valley LLC	13,891,205	(2)	8.27%
100 S.E. Second Street Miami, FL 33131

Howard M. Lorber	3,781,674	(3)	2.24%
Richard J. Rosenstock	3,199,670	(4)	1.90%
Mark Zeitchick	3,157,900	(5)	1.86%
Richard J. Lampen	1,593,631	(6)	*
Saul Gilinski	1,073,600	(7)	*
Dr. Richard M. Krasno	275,500	(8)	*
Henry C. Beinstein	162,835	(9)	*
Robert J. Eide	154,386	(10)	*
Jeffrey S. Podell	122,013	(11)	*
Brian S. Genson	110,000	(12)	*
Brett H. Kaufman	90,000	(13)	*
All directors and executive officers as a group (12 persons)	84,059,544	(14)	41.77%

*	Less than 1 percent.

(1)	Represents (i) 9,683,699 shares of common stock held by Frost Gamma Investments Trust, a trust organized under Florida law (“Gamma Trust”), (ii) 43,013,431 shares of common stock held by Frost-Nevada Investments Trust (“Nevada Trust”), a trust organized under Florida law, (iii) 1,750,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost and (iv) 2,000,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Nevada Trust. Dr. Frost is the sole trustee of both Gamma Trust and Nevada Trust. As the sole trustee of Gamma Trust and Nevada Trust, Dr. Frost may be deemed the beneficial owner of all shares owned by Gamma Trust and Nevada Trust, respectively, by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by such trusts. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Securities Exchange Act of 1934, each of Dr. Frost, Gamma Trust and Nevada Trust will be deemed to be the beneficial owner of the shares held by any other such person. The foregoing information was derived from a Schedule 13D filed with the SEC on December 9, 1997, as amended, as well as from information made known to us.

(2)	New Valley LLC is wholly-owned by Vector Group Ltd.

(3)	Represents (i) 2,669,580 shares of common stock held directly by Mr. Lorber, (ii) 301,227 shares of common stock held by Lorber Epsilon 1999 Limited Partnership, a Delaware limited partnership, (iii) 220,800 shares of common stock held by Lorber Alpha II Limited Partnership, a Nevada limited partnership, (iv) 590,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber and (v) 67 shares of common stock held of record by Citibank N.A. as custodian for the benefit of Howard Lorber Rollover IRA. Mr. Lorber indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnerships. Lorber Epsilon 1999 LLC, a Delaware limited liability company, is the general partner of Lorber Epsilon 1999 Limited Partnership. Lorber Alpha II Limited Partnership is the sole member of, and Mr. Lorber is the manager of, Lorber Epsilon 1999 LLC. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Does not include (i) the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lorber serves as an executive officer and director of its parent, Vector Group Ltd., and (ii) 590,824 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers.

(4)	Represents (i) 243,562 shares of common stock held directly by Mr. Rosenstock, (ii) 2,286,346 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, (iii) 50,000 shares of common stock held of record by the NFS/FMTC Rollover IRA for the benefit of Richard J. Rosenstock, (iv) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Roni L. Rosenstock, Mr. Rosenstock’s wife, (v) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Richard J. Rosenstock ,(vi) 280,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock and (vii) 329,762 shares of common stock issuable upon exercise of currently exercisable warrants held by Roni L. Rosenstock.

(5)	Includes (i) 1,732,900 shares of common stock held of record by MZ Trading LLC, of which Mr. Zeitchick is the sole managing member, (ii) 1,275,000 shares of common stock issuable upon exercise of currently exercisable options held by MZ Trading and (iii)150,000 shares of common stock issuable upon exercise of currently exercisable options held by Mark Zeitchick.

(6)	Includes 1,020,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lampen. Does not include the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lampen serves as an executive officer of its parent, Vector Group Ltd.

(7)	Includes 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Gilinski.

(8)	Includes 60,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Krasno.

(9)	Includes (i) 1,532 shares of common stock held of record in the individual retirement account of Mr. Beinstein’s spouse and (ii) 140,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein.

(10)	Includes 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Eide.

(11)	Includes 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Podell.

(12)	Includes 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Genson.

(13)	Includes 75,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Kaufman.

(14)	Includes 7,969,762 shares of common stock issuable upon exercise of currently exercisable options and warrants.
Equity Compensation Plan Information
     The following table contains information at December 31, 2009 regarding our equity compensation plans.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Weighted-Average	Equity Compensation
	to be Issued Upon		Exercise Price of	Plans
	Exercise of		Outstanding	(Excluding Securities
	Outstanding Options,		Options, Warrants	Reflected in the First
Plan Category	Warrants and Rights		and Rights	Column)
Equity compensation plans approved by security holders	15,257,290		$1.46	30,042,154 (1)

Equity compensation plans not approved by security holders	12,664,000	(2)(3)(4)(5)(6)	$1.27	—

(1)	Consists of approximately 5,182,154 million shares available for future issuance under our 1999 Plan and 24,860,000 under the 2009 Plan.

(2)	Includes warrants to purchase 2,900,000 shares of our common stock at $0.96 per share, issued to acquire Capitalink, L.C.

(3)	Includes warrants to purchase 1,500,000 shares of our common stock at $0.94 per share, issued to acquire Broadwall Capital LLC.

(4)	Includes warrants to purchase 500,000 shares of our common stock at $0.95 per share, which we issued to acquire a 10% interest in the Florida Value Fund.

(5)	Includes warrants to purchase 2,000,000 shares of our common stock at $1.91 per share, issued to an affiliate of our chairman of the board and our principal shareholder, under a credit agreement in connection with the Investacorp acquisition.

(6)	Includes non-plan options described below.
     In 2005, we granted options with a ten-year term to newly-employed executives. At December 31, 2009, options to purchase 639,000 shares at $0.465 per share and options to purchase 625,000 shares at $0.645 per share were outstanding.
     In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC to continue as employees of Ladenburg. We granted to such individuals ten-year options to purchase an aggregate of 1,500,000 shares of our common stock exercisable at $0.94 per share. Options to acquire 1,162,500 shares are currently vested, and options to acquire 337,500 shares will vest on September 11, 2010. At December 31, 2009, options to purchase 1,500,000 shares remained outstanding.
     In connection with the Investacorp acquisition, we granted Investacorp’s chairman options to purchase 3,000,000 shares of our common stock at $1.91 per share. These options vest over a three-year period (subject to certain exceptions) and have a ten-year term.
     At December 31, 2009, the warrants and options listed above were our only equity compensation not issued under an equity compensation plan approved by our shareholders.

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
     The audit committee considers all relevant factors when determining whether to approve a related party transaction, including:
•	whether the transaction is on terms no less favorable to us than terms generally available to us from an unaffiliated third-party under the same or similar circumstances; and

•	the extent of the related party’s interest in the transaction.
     A director may not participate in the approval of any transaction in which he is a related party, but must provide the audit committee with all material information concerning the transaction. Also, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related-party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director or officer.
Related party transactions
     In connection with our acquisition of Investacorp in 2007, we entered into a $30,000,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Phillip Frost, our chairman of the board and our principal shareholder. Borrowings under the credit agreement bear interest at a rate of 11% per annum, payable quarterly. The credit agreement, as amended, matures on August 25, 2016. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. The largest aggregate principal amount outstanding under this facility in 2009 and 2008 was $26,350,000 and $30,000,000, respectively. In 2009 and 2008, respectively, we paid to Frost Gamma $11,400,000 and $12,000,000 in principal and $2,150,361 and $2,419,854 in interest under this facility. The aggregate principal amount outstanding under this facility at December 31, 2009 and December 31, 2008 was $18,450,000 and $18,000,000, respectively.
     Howard Lorber is a consultant to Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for us. These commissions were approximately $14,000 and $51,000 in 2009 and 2008. Hallman & Lorber Associates, Inc. continues to provide services to us during 2010.
     Robert J. Eide is chairman and chief executive officer of Aegis Capital Corp., a brokerage firm which does business with Ladenburg Thalmann & Co. Inc. in the ordinary course on customary terms. Such firm has acted as a selected dealer in several securities offerings in which Ladenburg was an underwriter, but did not participate in any such offerings in 2008 or 2009.
     In September 2006, we entered into a management services agreement with Vector Group under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. In consideration for such services, we currently pay Vector Group a $600,000 annual fee plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in providing such services, and have agreed to indemnify Vector Group for any liabilities arising out of the provision of the services. We paid $600,000 in 2009 and $500,000 in 2008 to Vector Group under this agreement. The agreement is terminable by either party upon 30 days’ prior written notice.

     On March 30, 2007, we entered into an office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, for the five-year period ending January 31, 2012. The lease is for 15,831 square feet of space in an office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located. The rent is inclusive of operating expenses, property taxes and parking. Rental payments for 2009 and 2008 amounted to approximately $524,739 and $500,392, respectively. We received the advice of a commercial real estate firm at the time we entered into the lease that the lease terms were as fair as could have been obtained from an unaffiliated third party.
     In May 2008, we paid a $250,000 fee to Howard Chalfin, the brother-in-law of Mark Zeitchick, our executive vice president and a director, as payment for introducing us to Punk, Ziegel & Company, L.P., an investment bank that was merged into Ladenburg Thalmann & Co. Inc.
     Richard J. Rosenstock, a director, and several members of the immediate families of our directors are employed as registered representatives of Ladenburg Thalmann & Co. Inc. As such, they receive a percentage of commissions generated from customer accounts for which they are designated account representatives and are eligible to receive bonuses in the discretion of management. The arrangements we have with these individuals are similar to the arrangements we have with our other registered representatives. In 2009 and 2008, respectively, (i) Richard J. Rosenstock received approximately $189,662 and $329,718 in compensation and (ii) Richard Sonkin, the brother-in-law of Richard J. Rosenstock, received approximately $223,052 and $168,160 in compensation. It is anticipated that each of these individuals will receive in excess of $120,000 in compensation from us in 2010.
     Steven Zeitchick, the brother of Mark Zeitchick, is an employee of Ladenburg Thalmann & Co. Inc. and received $210,000 and $225,000 in compensation in 2009 and 2008, respectively. We anticipate that Mr. Zeitchick will receive in excess of $120,000 in compensation from us in 2010.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees to Independent Registered Public Accounting Firm for 2009 and 2008
     Eisner LLP billed us the following amounts for professional services rendered for 2009 and 2008:

	2009	2008
	(in thousands)
Audit fees	$720	$714
Audit-Related fees	—	27
Tax fees	—	17
All other fees	106	80

Total fees	$826	$838
Audit Fees include fees for services performed by Eisner LLP relating to the integrated audit of the consolidated annual financial statements and internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q and statutory and regulatory filings or engagements.

Audit-Related Fees include fees for assurance and related services performed by Eisner LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These fees were for the audit of our 401(k) retirement plan for 2008.
Tax Fees include fees for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning. The services performed include the preparation of our federal, state and local income tax returns for the tax period ended September 30, 2008.
All Other Fees include fees for products and services provided by Eisner LLP, other than the services reported above. The services performed involved due diligence, review of corporate filings and research of various accounting and tax issues.
Audit Committee Pre-Approval Policy
     Our audit committee pre-approves the engagement of Eisner LLP to render audit and non-audit services. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees”, Audit-Related Fee”, “Tax Fees” and “All Other Fees” above.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
EXHIBIT INDEX

		Incorporated
		By Reference
		from	No. in
Exhibit No.	Description	Document	Document
3.1	Articles of Incorporation	A	3.1

3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1

3.4	Amended and Restated Bylaws	D	3.2

4.1	Form of common stock certificate	A	4.1

4.2	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto	E	4.1

4.3	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009	V	4.2

4.4	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. Certain Portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.	V	4.1

4.5	Non-Negotiable Promissory Note, dated as of October 19, 2007, made by the Company in favor of Bruce A. Zwigard	E	4.2

4.6	Pledge Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard	E	4.3

4.7	Non-Negotiable Promissory Note, dated as of August 13, 2008, made by Ladenburg Thalmann Financial Services Inc. in favor of Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.	U	4.1

4.8	Pledge Agreement, dated as of August 13, 2008, by and between Ladenburg Thalmann Financial Services Inc. and Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.	U	4.2

10.1	Amended and Restated 1999 Performance Equity Plan*	F	4.1

10.2	2009 Incentive Compensation Plan.*	W	Exhibit A

10.3	Form of Stock Option Agreement, dated as of May 7, 2001, between the Company and certain directors*	G	10.3

10.4	Schedule of Stock Option Agreements in the form of Exhibit 10.3, including material detail in which such documents differ from Exhibit 10.3*	G	10.3.1

10.5	Stock Option Agreement, dated as of January 10, 2002, between the Company and Richard J. Lampen*	H	10.2

		Incorporated
		By Reference
		from	No. in
Exhibit No.	Description	Document	Document
10.6	Form of Stock Option Agreement, dated January 10, 2002, between the Company and each of Richard J. Rosenstock and Mark Zeitchick*	H	10.3

10.7	Schedule of Stock Option Agreements in the form of Exhibit 10.6, including material detail in which such documents differ from Exhibit 10.6*	H	10.3.1

10.8	Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan*	I	Exhibit A

10.9	Form of Stock Option Agreement, dated November 15, 2002, between the Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	J	10.48

10.10	Schedule of Stock Option Agreements in the form of Exhibit 10.9, including material detail in which such documents differ from Exhibit 10.9*	J	10.48.1

10.11	Form of Stock Option Agreement, dated September 17, 2003, between the Company and each of Howard M. Lorber, Henry C. Beinstein and Richard J. Lampen*	K	10.1

10.12	Schedule of Stock Option Agreements in the form of Exhibit 10.11, including material detail in which such documents differ from Exhibit 10.11*	K	10.1.1

10.13	Office Lease dated March 30, 2007 between the Company and Frost Real Estate Holdings, LLC	L	10.1

10.14	Stock Option Agreement, dated July 13, 2006, issued to Dr. Phillip Frost*	M	10.2

10.15	Warrant issued to BroadWall Capital LLC	N	10.1

10.16	Form of Stock Option Agreement issued to employees of BroadWall	N	10.2

10.17	Letter Agreement, dated September 14, 2006, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd. (“Vector Agreement”)	O	10.1

10.18	First Amendment to Vector Agreement dated as of December 20, 2007	P	10.1

10.19	Form of Warrant issued to the stockholders of Telluride Holdings, Inc.	Q	10.2

10.20	Amendment to Employment Agreement between Ladenburg Thalmann Financial Services Inc., Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*	R	10.3

10.21	Stock Purchase Agreement, dated as of October 19, 2007, by and among Ladenburg Thalmann Financial Services Inc., the Investacorp Companies, the VIA Companies, Bruce A. Zwigard and the Bruce A. Zwigard Grantor Retained Annuity Trust dated June 20, 2007	E	10.1

10.22	Non-Plan Option Agreement, dated as of October 19, 2007, by and between Ladenburg Thalmann Financial Services Inc. and Bruce A. Zwigard	E	10.2

10.23	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement	E	10.3

10.24	Employment Letter dated as of February 8, 2008 between Ladenburg Thalmann Financial Services Inc. and Brett Kaufman*	S	10.1

10.25	Agreement and Plan of Merger dated as of July 9, 2008 by and among Ladenburg Thalmann Financial Services Inc., Triple Acquisition Inc., Triad Advisors, Inc. and the shareholders of Triad Advisors, Inc.	T	2.1

21	List of Subsidiaries	X	21

23.1	Consent of Eisner LLP	X	23.1

24	Power of Attorney	X	Signature Page

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—

31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—

*	Management Compensation Contract

**	Filed herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.

H.	Registration statement on Form S-3 (File No. 333-81964).

I.	Definitive proxy statement filed with the SEC on October 3, 2002 relating to the annual meeting of shareholders held on November 6, 2002.

J.	Annual report on Form 10-K for the year ended December 31, 2002.

K.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

L.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

M.	Current report on Form 8-K, dated July 10, 2006 and filed with the SEC on August 3, 2006.

N.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

O.	Current report on Form 8-K, dated September 21, 2006 and filed with the SEC on September 27, 2006.

P.	Current report on Form 8-K, dated December 20, 2007 and filed with the SEC on December 20, 2007.

Q.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.

R.	Current report on Form 8-K/A dated September 6, 2006 and filed with the SEC on October 24, 2006.

S.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

T.	Current report on Form 8-K, dated July 9, 2008 and filed with the SEC on July 10, 2008.

U.	Current report on Form 8-K, dated August 13, 2008 and filed with the SEC on August 14, 2008.

V.	Quarterly report on Form 10-Q for the quarter ended September 30, 1009.

W.	Definitive proxy statement filed with the SEC on July 20, 2009 relating to the annual meeting of shareholders held on August 27, 2009.

X.	Annual report on Form 10-K for the year ended December 31, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant) Dated: April 30, 2010
By:	/s/ Brett H. Kaufman
	Name:	Brett H. Kaufman
	Title:	Vice President and Chief Financial Officer