Form 10-Q
period 2010-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2010-05-17
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

As of May 13, 2010, there were 167,952,143 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2010 and December 31, 2009	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	3

	Condensed Consolidated Statement of Changes in
	Shareholders’ Equity for the three months ended March 31, 2010	4

	Condensed Consolidated Statements of Cash Flows for
	the three months ended March 31, 2010 and 2009	5

	Notes to the Condensed Consolidated Financial
	Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

SIGNATURES		21

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$5,871	$5,702
Securities owned at fair value	2,738	2,209
Receivables from clearing brokers	13,707	13,406
Receivables from other broker-dealers	468	329
Other receivables, net	5,765	6,203
Furniture, equipment and leasehold improvements, net	3,014	3,154
Restricted assets	250	350
Intangible assets, net	27,752	28,509
Goodwill	29,739	29,739
Unamortized debt issue cost	1,809	1,879
Other assets	3,086	3,157

Total assets	$94,199	$94,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at market value	$9	$9
Accrued compensation	4,480	4,299
Commissions and fees payable	6,148	5,957
Accounts payable and accrued liabilities	5,839	5,671
Deferred rent	3,308	3,378
Deferred income taxes	1,895	1,726
Accrued interest	539	365
Notes payable	36,846	35,438

Total liabilities	$59,064	$56,843

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding,167,915,893 in 2010 and 167,907,038 in 2009	17	17
Additional paid-in capital	173,093	171,349
Accumulated deficit	(137,975)	(133,572)

Total shareholders’ equity	35,135	37,794

Total liabilities and shareholders’ equity	$94,199	$94,637

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months ended
	March 31, (Unaudited)
	2010	2009
Revenues:
Commissions and fees	$36,428	$26,771
Investment banking	4,586	4,013
Asset management	611	455
Principal transactions	291	(296)
Interest and dividends	126	1,036
Other income	1,929	1,311
Total revenues	43,971	33,290
Expenses:
Commissions and fees	26,926	18,431
Compensation and benefits	11,339	9,910
Non-cash compensation	1,760	1,920
Brokerage, communication and clearance fees	1,584	1,716
Rent and occupancy, net of sublease revenue	876	1,391
Professional services	1,112	2,059
Interest	956	1,128
Depreciation and amortization	914	939
Other	2,668	1,796
Total expenses	48,135	39,290
Loss before income taxes	(4,164)	(6,000)
Income tax expense	239	241
Net loss	$(4,403)	$(6,241)

Net loss per common share (basic and diluted)	$(0.03)	$(0.04)

Weighted average common shares used in computation of per share data:
Basic	167,893,655	171,727,332
Diluted	167,893,655	171,727,332

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	167,907,038	$17	$171,349	$(133,572)	$37,794

Issuance of common stock under employee stock purchase plan	16,725	—	15	—	15

Exercise of stock options	57,500	—	33	—	33

Stock options granted to members of former Advisory Board and consultants	—	—	2	—	2

Stock-based compensation to employees	—	—	1,758	—	1,758

Repurchase and retirement of common stock	(65,370)	—	(64)	—	(64)

Net loss	—	—	—	(4,403)	(4,403)

Balance, March 31, 2010	167,915,893	$17	$173,093	$(137,975)	$35,135

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,403)	$(6,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	147
Adjustment to deferred rent	32	26
Amortization of debt discount	114	217
Amortization of intangible assets	757	792
Amortization of debt issue cost	70	160
Deferred income taxes	170	180
Accrued interest	174	223
Non-cash compensation expense	1,760	1,920
Disposal of furniture, equipment, and leasehold improvements	3	—

(Increase) decrease in operating assets:
Securities owned	(529)	1,441
Receivables from clearing brokers	(301)	1,945
Receivables from other broker-dealers	(139)	(3,038)
Other receivables, net	438	548
Other assets	54	(111)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	—	(69)
Accrued compensation	181	(262)
Commissions and fees payable	191	(859)
Accounts payable and accrued liabilities	167	991
Net cash used in operating activities	(1,104)	(1,990)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(105)	(52)
Decrease in restricted assets	100	301
Net cash (used in) provided by investing activities	(5)	249

Cash flows from financing activities:
Issuance of common stock under stock plans	48	36
Repurchases of common stock	(64)	(17)
Principal borrowings under revolving credit facility, net	3,000	1,000
Principal payments on other notes payable	(1,706)	(1,644)
Net cash provided by (used in) financing activities	1,278	(625)

Net increase (decrease) in cash and cash equivalents	169	(2,366)
Cash and cash equivalents, beginning of period	5,702	6,621
Cash and cash equivalents, end of period	$5,871	$4,255

Supplemental cash flow information:
Interest paid	$590	$617
Taxes paid	—	34

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

Investacorp and Triad, which were acquired on October 19, 2007 and August 13, 2008, respectively, are registered broker-dealers and investment advisors that have been serving the independent financial advisor community since 1978 and 1998, respectively. Investacorp’s and Triad’s independent financial advisors primarily serve retail clients. Investacorp and Triad derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services.

LTAM is a registered investment advisor. It offers various asset management products utilized by Ladenburg clients, as well as clients of Investacorp’s and Triad’s financial advisors.

Ladenburg, Investacorp and Triad customer transactions are cleared through a clearing broker on a fully-disclosed basis.  Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board. Ladenburg and Triad are also subject to regulation by the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association.

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC, for additional disclosures and a description of accounting policies.

Certain prior year items have been reclassified to conform to the current period’s presentation.  All significant intercompany balances and transactions have been eliminated.

The Company has evaluated all subsequent events through the date the financial statements were issued.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

2.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of marketable securities owned and securities sold, but not yet purchased, at fair value at March 31, 2010 and December 31, 2009 were as follows:

	Securities owned	Securities sold, but not yet purchased
March 31, 2010
Common stock and warrants	$707	$—
Restricted common stock and warrants	2,031	9
Total	$2,738	$9

December 31, 2009
Certificates of deposit	$100	$—
Common stock and warrants	517	—
Restricted common stock and warrants	1,592	9
Total	$2,209	$9

As of March 31, 2010 and December 31, 2009, approximately $870 and $687, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by such clearing brokers.

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

The fair value hierarchy, established under authoritative accounting guidance, ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 —quoted prices in active markets for identical assets or liabilities.

•	Level 2 —inputs, other than quoted prices in active markets, that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — unobservable inputs for the asset where there is little or no market data, which requires the reporting entity to develop its own assumptions.

Securities are carried at fair value and classified as follows:

As of March 31, 2010:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$707	$2,031	$—	$2,738
Total	$707	$2,031	$—	$2,738

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$—	$9	$—	$9
Total	$—	$9	$—	$9

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

As of December 31, 2009:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$100	$—	$100
Common stock and warrants	517	1,592	—	2,109
Total	$517	$1,692	$—	$2,209

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$—	$9	$—	$9
Total	$—	$9	$—	$9

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity.  This model takes into account the underlying securities current market value, the market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return.  As of March 31, 2010 and December 31, 2009, the fair value of the warrants was $1,827 and $1,351, respectively, and is included in common stock and warrants (level 2) above.

3.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the CFTC’s Regulation 1.17, which require the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules.  At March 31, 2010, Ladenburg had net capital, as defined in the SEC’s Net Capital Rule, of $3,268, which exceeded its minimum capital requirement of $1,000, by $2,268.

Investacorp and Triad are also subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the SEC’s Net Capital Rule,  not exceed 15 to 1.  At March 31, 2010, Investacorp had net capital of $558, which was $269 in excess of its required net capital of $289.  Investacorp’s net capital ratio was 7.8 to 1.  At March 31, 2010, Triad had net capital of $1,859, which was $1,581 in excess of its required net capital of $278.  Triad’s net capital ratio was 2.2 to 1.

Ladenburg, Investacorp and Triad claim exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through a correspondent broker on a fully-disclosed basis.

Effective April 5, 2010, Ladenburg withdrew its membership from the National Futures Association.

4.	Income Taxes

Income tax expense for the three months ended March 31, 2010 and 2009 primarily represents deferred income taxes relating to amortization of goodwill for tax purposes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

5.	Notes Payable

Notes payable consisted of the following:

	March 31,	December 31,
	2010	2009
Note payable to former Investacorp shareholder, net of $62 and $124 of unamortized discount at March 31, 2010 and December 31, 2009, respectively	$3,001	$4,230
Note payable to affiliate of principal shareholder of LTS under revolving credit facility	21,450	18,450
Note payable to former Triad shareholders, net of $152 and $204 of unamortized discount at March 31, 2010 and December 31, 2009, respectively	2,395	2,758
Notes payable to clearing firm under forgivable loan	10,000	10,000
Total	$36,846	$35,438

The Company estimates that the fair value of notes payable approximates $31,123 at March 31, 2010 and $30,076 at December 31, 2009 based on anticipated current interest rates at which similar amounts of debt could currently be borrowed.

6.	Commitments and Contingencies

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

In February 2010, an arbitration case was commenced by a former employee against Ladenburg and the Company.  The claim asserted breach of an employment agreement and sought compensatory damages of $750.  In April 2010, Ladenburg and the Company entered into an agreement with the former employee resolving all claims, which had no material effect on the Company’s 2010 financial statements.

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

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $327 at March 31, 2010 and $453 at December 31, 2009 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.	Off -Balance-Sheet Risk and Concentration of Credit Risk

Ladenburg, Investacorp and Triad do not carry accounts for customers or perform custodial functions related to customers’ cash and securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing broker, which maintain the customers’ accounts and clear such transactions. Also, the clearing broker provides the clearing and depository operations for proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing broker, as each of Ladenburg, Investacorp and Triad has agreed to indemnify its clearing broker for any resulting losses. Each of Ladenburg, Investacorp and Triad continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Ladenburg, Investacorp and Triad securities transactions are provided by one clearing broker, a large financial institution. At March 31, 2010, a substantial percentage of securities owned and amounts due from clearing brokers reflected in the consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of March 31, 2010, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg and Triad sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at market values of the related securities and Ladenburg and Triad will incur a loss if the market value of the securities increases subsequent to March 31, 2010.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

8.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is being funded using approximately 15% of the Company’s EBITDA, as adjusted. As of March 31, 2010, 1,013,194 shares had been repurchased for $1,753 under the program.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

Stock Compensation Plans

On January 14, 2010, the Company granted to employees and directors options to purchase an aggregate of 3,645,000 shares of the Company’s common stock at an exercise price of $0.90 per share. The options, which expire on January 14, 2020, vest 25% on each of the first four anniversaries of the date of grant. The Company has valued the options at $1,964 using the Black-Scholes option pricing model.

As of March 31, 2010, there was $7,172 of unrecognized compensation cost for stock-based compensation, of which $1,752 related to the 2010 grants. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.4 years for all grants and approximately 3.79 years for the 2010 grant.

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $21 and $1,848, respectively.

9.	Per Share Data

Basic net loss per share is computed using the weighted-average number of common shares outstanding.  The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share.  The computations of basic and diluted per share data were as follows:

	Three months ended March 31,
	2010	2009

Net loss	$(4,403)	$(6,241)

Weighted average common shares outstanding, basic and diluted	167,893,655	171,727,332

Net loss per share:
Basic and diluted	$(0.03)	$(0.04)

For the three months ended March 31, 2010 and 2009, options and warrants to purchase 31,473,790 and 28,664,165 common shares, respectively, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

10.	Segment Information

The Company has two operating segments. The Ladenburg segment includes the broker-dealer and asset management activities, conducted by Ladenburg and LTAM.  The Independent Brokerage and Advisory Services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad.

Segment information for the three months ended March 31, 2010 and 2009 was as follows:

2010

	Ladenburg	Independent Brokerage and Advisory Services	Corporate		Total
Revenues	$10,622	$33,389	$(40)		$43,971
Pre-tax loss	(1,783)	(157)	(2,224	)(1)	(4,164)
Identifiable assets	21,445	72,034	720		94,199
Depreciation and Amortization.	341	556	17		914
Interest	4	10	942		956
Capital expenditures	82	23	—		105

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

2009

	Ladenburg	Independent Brokerage and Advisory Services	Corporate		Total
Revenues	$9,182	$24,094	$14		$33,290
Pre-tax loss	(3,445)	(83)	(2,472	)(1)	(6,000)
Identifiable assets	22,245	71,975	2,848		97,068
Depreciation and Amortization.	327	595	17		939
Interest	91	13	1,024		1,128
Capital expenditures	3	49	—		52

(1) Includes interest, compensation, professional fees and other general and administrative expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Triad, headquartered in Norcross, Georgia, is an independent broker-dealer and registered investment advisor that offers a broad range of products, services and total wealth management solutions to independent financial advisors located nationwide. Triad’s independent financial advisors primarily serve retail clients. Triad was founded in 1998, and we acquired Triad in August 2008.

LTAM, headquartered in New York, NY, is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg clients as well as clients of Investacorp’s and Triad’s financial advisors.

Through our acquisitions of Investacorp and Triad, we have become a significant presence in the independent broker-dealer space. During the past decade, this has been one of the fastest growing segments of the financial services industry. With combined revenues of approximately $33 million for the three months ended March 31, 2010 and approximately 1,000 financial advisors for Investacorp and Triad, we have become one of the approximately 30 largest firms in the independent broker-dealer space. We believe that, as a result of the current market turmoil, we have the opportunity through acquisitions and recruiting to significantly expand our market share in this segment over the next several years. Our goal remains as a public financial services company to marry the more recurring and predictable revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. Ladenburg’s businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in favorable market conditions.

Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board (“MSRB”) and is a member of the Securities Investor Protection Corporation (“SIPC”).  Triad is also subject to regulation by the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association.

Ladenburg’s private client services and institutional sales departments serve approximately 12,000 customer accounts nationwide and LTAM provides investment management services to numerous individuals and institutions. At March 31, 2010, Investacorp’s approximately 450 financial advisors served approximately 134,000 customer accounts nationwide and Investacorp had approximately $7.5 billion in client assets. Triad’s approximately 536 financial advisors served approximately 130,000 customer accounts nationwide and had approximately $11.5 billion in client assets at March 31, 2010. On a consolidated basis, our client assets exceeded $20 billion at March 31, 2010.

We were incorporated under the laws of the State of Florida in February 1996. Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137. Our telephone number is (212) 409-2000. Ladenburg and LTAM’s principal executive offices are located at 520 Madison Avenue, New York, New York 10022. Ladenburg has branch offices located in Melville, New York, Miami and Boca Raton, Florida, Lincolnshire, Illinois, Los Angeles, California and Princeton, New Jersey. Investacorp’s principal executive offices are located at 15450 New Barn Road, Miami Lakes, Florida 33014. Investacorp’s independent financial advisors are located in approximately 304 offices in 42 states. Triad’s principal executive offices are located at 5185 Peachtree Parkway, Suite 280, Norcross, GA 30092. Triad’s independent financial advisors are located in approximately 254 offices in 38 states.

Recent Developments

Premier Trust Acquisition

On April 26, 2010, we announced that we had reached a definitive agreement to acquire Premier Trust, Inc., a provider of wealth management services, including trust administration, estate and financial planning, custody and investment services. Founded in 2001, Premier is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with assets under administration in excess of $520 million. The transaction, expected to close in the second quarter of 2010, is subject to customary closing conditions, including regulatory approval.

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of material amounts of debt, which may increase our leverage, or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to complete any such potential acquisitions on acceptable terms or at all or, if we do, that any acquired business will be profitable. Also we may not be able to integrate successfully acquired businesses into our existing business and operations.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2009. Please refer to those sections for disclosures regarding the critical accounting policies related to our business.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.  The unaudited condensed consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad and our other subsidiaries.

	Three months ended March 31,
	2010	2009
Total revenues	$43,971	$33,290
Total expenses	48,135	39,290
Pre-tax loss	(4,164)	(6,000)
Net loss	(4,403)	(6,241)

Reconciliation of EBITDA, as adjusted, to net loss:

EBITDA, as adjusted	$(204)	$(2,048)
Add:
Interest income	(31)	35
Less:
Interest expense	(956)	(1,128)
Income tax expense	(239)	(241)
Depreciation and amortization	(914)	(939)
Non-cash compensation	(1,760)	(1,920)
Clearing conversion expense	(299)	—
Net loss	$(4,403)	$(6,241)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense, and clearing conversion expense is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis.  We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as expenses related to Investacorp’s conversion to a single clearing firm as part of a new seven-year clearing agreement, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

First quarter 2010 EBITDA, as adjusted, was ($204), an increase of $1,844 from first quarter 2009 EBITDA, as adjusted, of ($2,048), primarily because of increased revenue in the 2010 period.

Segment Description

We have two operating segments:

•	Ladenburg — includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg and LTAM.

•	Independent brokerage and advisory services — includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor registered representatives.

	Three months ended March 31,
	2010	2009
Revenues:
Ladenburg	$10,622	$9,182
Independent brokerage and advisory services	33,389	24,094
Corporate	(40)	14
Total revenues	$43,971	$33,290

Pre-tax loss:
Ladenburg	$(1,783)	$(3,445)
Independent brokerage and advisory services	(157)	(83)
Corporate	(2,224)	(2,472)
Total pre-tax loss	$(4,164)	$(6,000)

Three months ended March 31, 2010 versus three months ended March 31, 2009

For the quarter ended March 31, 2010, we had a net loss of $4,403 compared to a net loss of $6,241 for the quarter ended March 31, 2009. Net loss for the 2010 period included $1,760 of non-cash compensation expense.  Net loss for the 2009 period included $1,920 of non-cash compensation expense and was impacted negatively by a one-time $562 increase in rent and occupancy expense, net of sublease revenue and an $820 increase in professional services expense related to one matter.

Our total revenues for the three months ended March 31, 2010 increased $10,681 (32%) from the 2009 period, primarily as a result of increased commissions and fees revenue of $9,657, increased investment banking revenue of $573, increased principal transactions revenue of $587, increased other income of $618 and increased asset management revenue of $156, partially offset by decreased interest and dividends revenue of $910.

Our total expenses for the three months ended March 31, 2010 increased by $8,845 (23%) from the 2009 period, primarily as a result of an increase in commissions and fees expense of $8,495, an increase in compensation and benefits expense of $1,429 and an increase in other expense of $872, partially offset by a decrease in professional services of $947 and a decrease in rent and occupancy, net of sublease revenue of $515.

The $9,657 (36%) increase in commissions and fees revenue for the three months ended March 31, 2010 as compared to the 2009 period is primarily attributable to improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment.  Also, average assets under management were higher due to improved market conditions and the addition of new accounts during the three months ended March 31, 2010 versus the 2009 period.

The $573 (14%) increase in investment banking revenue for the three months ended March 31, 2010 as compared to the 2009 period is primarily due to an increase in capital raising activities of $3,305 and an increase in advisory fees of $267, partially offset by a decrease in deferred fees from special purpose acquisition company (SPAC) transactions of $2,966.  Our investment banking revenue is derived from Ladenburg’s capital raising activities, including underwritten public offerings, PIPES (private investment in public equity) and registered direct offerings and strategic advisory services. Revenue from underwritten public offerings was $2,619 and $44 for the 2010 and 2009 periods, respectively.  PIPES and registered direct offering revenue was $840, including $166 in warrants, for the first quarter of 2010, as compared to $110 for the 2009 period. For the three months ended March 31, 2010 and 2009, investment banking revenue included $59 and $3,025, respectively, of deferred fees from SPAC transactions. Typically, a significant portion of the underwriting fees for a SPAC transaction are deferred fees and are recognized only upon a SPAC's successful completion of a business combination transaction. As of the date of this quarterly report, Ladenburg did not have a material backlog of deferred SPAC transaction fees.  We expect investment banking revenue during the first half of 2010 to exceed prior-year levels due to expected improved capital market activity.

The $156 (34%) increase in asset management revenue for the three months ended March 31, 2010 as compared to the 2009 period was due to increased average assets under management at LTAM from market appreciation and the addition of new accounts.  Revenues associated with client assets in our independent brokerage and advisory services segment are included in commissions and fees revenue, rather than asset management revenue, which relates to the Ladenburg segment. We expect asset management revenue to continue to increase in 2010 due to improved market conditions and newly-added advisory assets.

The $587 (198%) increase in principal transactions for the three months ended March 31, 2010 as compared to the 2009 period is primarily attributable to gains in the fair value of securities received as underwriting consideration.

The $910 (88%) decrease in interest and dividends for the three months ended March 31, 2010 as compared to the 2009 period is primarily attributable to lower interest rates and a decrease in margin account balances.  We expect continued lower interest and dividends revenue in 2010 due to expected low interest rates and reduced interest sharing from our clearing broker.

The $618 (47%) increase in other income for the three months ended March 31, 2010 as compared to 2009 is primarily attributable to increases in marketing services and product incentives of $134, conference revenue of $111 and transaction-related fees of $70 in our independent brokerage and advisory services segment.  Also, Ladenburg had an increase in brokerage transaction and service fees of $133.

The $8,495 (46%) increase in commissions and fees expense for the three months ended March 31, 2010 as compared to the 2009 period is primarily due to an increase in commissions and fees revenue. Commissions and fees expense comprises compensation payments earned by the independent contractor registered representatives in our independent brokerage and advisory services segment.  These payments are calculated based on a percentage of revenues generated and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $1,429 (14%) increase in compensation and benefits expense for the three months ended March 31, 2010 as compared to the 2009 period was primarily due to increases in the Ladenburg segment of $1,013 in producers’ compensation which is directly correlated to revenue production and a $195 increase in salaries, bonus and benefits.

The $515 (37%) decrease in rent and occupancy, net of sublease revenue for the three months ended March 31, 2010 as compared to the 2009 period is primarily attributable to a $562 one-time charge related to office space Ladenburg intended to sublet in 2009 but now occupies.

The $947 (46%) decrease in professional services expense for the three months ended March 31, 2010 as compared to the 2009 period is primarily due to a decrease of $820 in Ladenburg’s legal fees related to one matter and a decrease of $128 in audit, tax and consulting expense for both operating segments. We expect professional services expense in the first half of 2010 will be lower than prior-year levels due to expected lower legal fees.

The $172 (15%) decrease in interest expense for the three months ended March 31, 2010 as compared to the 2009 period is primarily attributable to lower average interest rates on average debt outstanding. In August 2009, we entered into a seven-year $10,000 forgivable loan with National Financial Services LLC. We used these forgivable loan proceeds, which bear interest at a lower rate than our revolving credit facility, to repay amounts outstanding under our revolving credit facility.

The $872 (49%) increase in other expense for the three months ended March 31, 2010 as compared to the 2009 period is primarily attributable to increases in our independent brokerage and advisory services segment of $423 for expenses primarily related to the conversion of client accounts to one clearing firm, $158 for fees related to transitioning new independent registered representatives, $92 for marketing and advertising costs and $133 in miscellaneous trading costs.

We incurred income tax expense of $239 for the three months ended March 31, 2010 as compared to $241 for the 2009 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at March 31, 2010 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $170 during the 2010 period due to goodwill amortization for tax purposes. The income tax rates for the 2010 and 2009 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance for the 2010 and 2009 periods.

Liquidity and Capital Resources

Approximately 24% and 23% of our total assets at March 31, 2010 and December 31, 2009, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading and investment banking activity.  As securities dealers, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules.  Ladenburg was also subject to the net capital rules of the CFTC but, effective as of April 5, 2010, is no longer subject to the CFTC rules.  Therefore, Ladenburg, Investacorp and Triad are subject to certain restrictions on their use of capital and their related liquidity. At March 31, 2010, Ladenburg’s regulatory net capital of $3,268 exceeded minimum capital requirements of $1,000 by $2,268. At March 31, 2010, Investacorp’s regulatory net capital of $558 exceeded minimum capital requirements of $289 by $269. At March 31, 2010, Triad’s regulatory net capital of $1,859 exceeded minimum capital requirements of $278 by $1,581.  Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies, and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg, Investacorp and Triad that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.

Besides regulatory net capital restrictions, Investacorp also is contractually restricted from declaring a dividend to us that would result in its retained earnings and paid-in capital falling below the then-outstanding principal balance of the promissory note issued to Investacorp’s former principal shareholder, which was $3,063 at March 31, 2010. This promissory note was issued in the original principal amount of $15,000, bears interest at 4.11% per annum and is payable in 36 monthly installments through October 2010.

Our primary sources of liquidity include borrowings under our $30,000 revolving credit agreement with Frost Gamma. Borrowings under the $30,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At March 31, 2010, $21,450 was outstanding under the revolving credit agreement. During the first half of 2010, we re-borrowed a net amount of $3,000 under the $30,000 credit agreement. We may repay amounts outstanding or re-borrow amounts under our revolving credit facility at any time prior to its amended maturity date of August 25, 2016, without penalty. We believe our existing assets and borrowings available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash used in operating activities for the three months ended March 31, 2010 was $1,104, primarily due to our net loss, an increase in securities owned at fair value, and receivables from clearing brokers and other broker-dealers, partially offset by a decrease in other receivables, net, other assets, an increase in accrued compensation, commissions and fees payable, and accounts payable and accrued liabilities.

Investing activities used $5 for the three months ended March 31, 2010, primarily due to the purchase of furniture, equipment and leasehold improvements partially offset by a decrease in restricted assets due to Investacorp’s receipt of an escrowed deposit upon the termination of a clearing agreement with one of its clearing firms.

Financing activities provided $1,278 for the first quarter of 2010, primarily due to the re-borrowings under our revolving credit facility, and the issuance of common stock upon option exercises and under the employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At March 31, 2010, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $31,218 through 2015, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $24,718 through such date.

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note bears interest at a rate of 2.51% per annum and is payable quarterly. The outstanding balance of this note at March 31, 2010 was $2,547.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted.  From inception through March 31, 2010, 1,013,194 shares have been repurchased for $1,753 under the program.

Off-Balance-Sheet Risk and Concentration of Credit Risk

 Each of Ladenburg, Investacorp and Triad, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risk in the event that its customers do not fulfill their obligations to the clearing broker. Also, to the extent Ladenburg, Investacorp or Triad maintain a short position in any securities, they are exposed to off-balance-sheet market risk, since their ultimate obligation to repurchase securities to close their short positions may exceed the amount recognized in the financial statements.

Please see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

We maintain inventories of trading securities. At March 31, 2010, the fair market value of our inventories was $2,738 in long positions and $9 in short positions.  We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2010 will have a material adverse effect on our consolidated financial position or results of operations.

 Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the first quarter of 2010.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2010	—	$—	—	1,552,176
February 1 to February 28, 2010	—	—	—	1,552,176
March 1 to March 31, 2010	65,370	0.98	65,370	1,486,806
Total	65,370	$0.98	65,370

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. Since inception through March 31, 2010, 1,013,194 shares have been repurchased under the program.

Item 6. EXHIBITS

Exhibit Index

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

LADENBURG THALMANN FINANCIAL
SERVICES INC.

(Registrant)

Date: May 17, 2010	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Vice President and Chief Financial Officer
(Duly Authorized Officer and Chief
Accounting Officer)