Form 10-Q
period 2010-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2010-08-12
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes ☐  No ☑

As of August 9, 2010, there were 181,326,987 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS

Cash and cash equivalents	$5,973	$5,702
Securities owned at fair value	3,297	2,209
Receivables from clearing brokers	13,329	13,406
Receivables from other broker-dealers	1,102	329
Other receivables, net	5,443	6,203
Furniture, equipment and leasehold improvements, net	2,788	3,154
Restricted assets	200	350
Intangible assets, net	26,994	28,509
Goodwill	29,739	29,739
Unamortized debt issue cost	1,738	1,879
Other assets	2,733	3,157

Total assets	$93,336	$94,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at market value	$9	$9
Accrued compensation	4,216	4,299
Commissions and fees payable	5,589	5,957
Accounts payable and accrued liabilities	4,339	5,671
Deferred rent	3,170	3,378
Deferred income taxes	2,092	1,726
Accrued interest	634	365
Notes payable	25,511	35,438

Total liabilities	$45,560	$56,843

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 181,326,987 in 2010 and 167,907,038 in 2009	18	17
Additional paid-in capital	187,962	171,349
Accumulated deficit	(140,204)	(133,572)

Total shareholders’ equity	47,776	37,794

Total liabilities and shareholders’ equity	$93,336	$94,637

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:

Commissions and fees	$38,092	$29,169	$74,520	$55,940
Investment banking	6,302	1,660	10,888	5,673
Asset management	750	452	1,361	907
Principal transactions	(161)	469	130	173
Interest and dividends	137	820	263	1,856
Other income	2,464	1,755	4,393	3,066

Total revenues	$47,584	$34,325	$91,555	$67,615

Expenses:

Commissions and fees	$28,624	$20,625	$55,550	$39,056
Compensation and benefits	10,892	8,988	22,231	18,898
Non-cash compensation	1,605	1,665	3,365	3,585
Brokerage, communication and clearance fees	1,770	1,731	3,354	3,447
Rent and occupancy, net of sublease revenue	863	718	1,739	2,109
Professional services	1,035	1,278	2,147	3,337
Interest	936	1,050	1,892	2,178
Depreciation and amortization	915	931	1,829	1,870
Other	2,985	2,179	5,653	3,975

Total expenses	$49,625	$39,165	$97,760	$78,455

Loss before income taxes	(2,041)	(4,840)	(6,205)	(10,840)

Income tax expense	188	318	427	559

Net loss	$(2,229)	$(5,158)	$(6,632)	$(11,399)

Net loss per common share (basic and diluted)	$(0.01)	$(0.03)	$(0.04)	$(0.07)

Weighted average common shares used in computation of per share data:
Basic	170,744,411	167,318,663	169,326,908	169,510,804
Diluted	170,744,411	167,318,663	169,326,908	169,510,804

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	167,907,038	$17	$171,349	$(133,572)	$37,794

Issuance of common stock in private equity offering, net of expenses of $116	13,325,000	1	13,208	—	13,209
Issuance of common stock under employee stock purchase plan	28,319	—	29	—	29

Exercise of stock options	132,000	—	75	—	75

Stock options granted to members of former Advisory Board and consultants	—	—	10	—	10

Stock-based compensation to employees	—	—	3,355	—	3,355

Repurchase and retirement of common stock	(65,370)	—	(64)	—	(64)

Net loss	—	—	—	(6,632)	(6,632)

Balance, June 30, 2010	181,326,987	$18	$187,962	$(140,204)	$47,776

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,632)	$(11,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315	286
Adjustment to deferred rent	(4)	—
Amortization of debt discount	200	409
Amortization of intangible assets	1,514	1,584
Amortization of debt issue cost	141	320
Deferred income taxes	366	361
Accrued interest	269	39
Non-cash compensation expense	3,365	3,585
Disposal of furniture, equipment and leasehold improvements	4	—

(Increase) decrease in operating assets:
Securities owned	(1,088)	1,209
Receivables from clearing brokers	77	1,569
Receivables from other broker-dealers	(773)	(116)
Other receivables, net	760	(1,468)
Other assets	391	596

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	—	(39)
Accrued compensation	(83)	(329)
Commissions and fees payable	(368)	(474)
Accounts payable and accrued liabilities	(1,332)	409
Net cash used in operating activities	(2,878)	(3,458)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(123)	(58)
Decrease in restricted assets	150	301
Net cash provided by investing activities	27	243

Cash flows from financing activities:
Issuance of common stock in private equity offering	13,209	—
Issuance of common stock under stock plans	104	186
Repurchases of common stock	(64)	(2,717)
Principal (payments) borrowings under revolving credit facility, net	(6,700)	6,350
Principal payments on other notes payable	(3,427)	(3,302)
Net cash provided by financing activities	3,122	517

Net increase (decrease) in cash and cash equivalents	271	(2,698)
Cash and cash equivalents, beginning of period	5,702	6,621
Cash and cash equivalents, end of period	$5,973	$3,923

Supplemental cash flow information
Interest paid	$1,269	$1,381
Taxes paid	16	34

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

Ladenburg, Investacorp and Triad customer transactions are cleared through a single clearing broker on a fully-disclosed basis.  Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Municipal Securities Rulemaking Board. Triad is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association.

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

The Company has evaluated subsequent events through the date the financial statements contained in this report were issued.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

2.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, at fair value at June 30, 2010 and December 31, 2009 were as follows:

	Securities owned	Securities sold, but not yet purchased
June 30, 2010
Common stock and warrants	$975	$—
Restricted common stock and warrants	2,322	9
Total	$3,297	$9

December 31, 2009
Certificates of deposit	$100	$—
Common stock and warrants	517	—
Restricted common stock and warrants	1,592	9
Total	$2,209	$9

As of June 30, 2010 and December 31, 2009, approximately $1,084 and $687, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by such clearing brokers.  At June 30, 2010, the Company's subsidiaries had a single clearing broker.

Securities sold, but not yet purchased, at fair value represent obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price.  Accordingly, these transactions result in off-balance-sheet risk as the Company's subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the condensed consolidated statements of financial condition.

The fair value hierarchy, established under authoritative accounting guidance, ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 —quoted prices in active markets for identical assets or liabilities.

•	Level 2 —inputs, other than quoted prices in active markets, that are directly or indirectly observable for the asset or liability.

•	Level 3 — unobservable inputs for the asset where there is little or no market data, which requires the reporting entity to develop its own assumptions.

Securities are carried at fair value and classified as follows:

As of June 30, 2010:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total

Common stock and warrants	$975	$2,322	$—	$3,297

Total	$975	$2,322	$—	$3,297

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

Warrants are valued by using the Black-Scholes option pricing model which takes into account the underlying securities current market value, the market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return.  As of June 30, 2010 and December 31, 2009, the fair value of the warrants was $2,081 and $1,351, respectively, and is included in common stock and warrants (level 2) above.

3.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules.  At June 30, 2010, Ladenburg had net capital, as defined in the SEC’s Net Capital Rule, of $3,919, which exceeded its minimum capital requirement of $250, by $3,669.

Investacorp and Triad are also subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the SEC’s Net Capital Rule, not exceed 15 to 1.  At June 30, 2010, Investacorp had net capital of $1,196 which was $927 in excess of its required net capital of $269.  Investacorp’s net capital ratio was 3.4 to 1.  At June 30, 2010, Triad had net capital of $2,338, which was $2,088 in excess of its required net capital of $250.  Triad’s net capital ratio was 1.5 to 1.

Ladenburg, Investacorp and Triad claim exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k) (2) (ii) of such Rule as they clear their customer transactions through a correspondent broker on a fully-disclosed basis.

Effective April 5, 2010, Ladenburg withdrew its membership from the National Futures Association.

4.	Income Taxes

Income tax expense for the three months and six months ended June 30, 2010 primarily represents deferred income taxes relating to amortization of goodwill for tax purposes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

5.	Notes Payable

Notes payable consisted of the following:	June 30,	December 31,
	2010	2009
Note payable to former Investacorp shareholder, net of $21and $124 of unamortized discount at June 30, 2010 and December 31, 2009, respectively	$1,738	$4,230
Note payable to affiliate of principal shareholder of LTS	11,750	18,450
Note payable to former Triad shareholders, net of $106 and $204 of unamortized discount at June 30, 2010 and December 31, 2009, respectively	2,023	2,758
Note payable to clearing firm under forgivable loan	10,000	10,000
Total	$25,511	$35,438

The Company estimates that the fair value of notes payable was $21,985 at June 30, 2010 and $30,076 at December 31, 2009 based on interest rates at which similar amounts of debt could then be borrowed.

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

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. On July 23, 2010, the plaintiff dismissed its claims against all defendants other than Ladenburg and the former Ladenburg employee.  The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In July 2008, a suit was filed in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida, by BankAtlantic and BankAtlantic Bancorp, Inc. against Ladenburg and a former Ladenburg research analyst. The plaintiffs alleged, among other things, that research reports issued by defendants were false and defamatory, and that defendants were liable for defamation per se and negligence; the amount of the alleged damages was unspecified. In February 2010, the plaintiffs entered into a settlement agreement resolving all claims against Ladenburg; the settlement expense is reflected in accrued liabilities in the Company’s 2009 financial statements.  On July 1, 2010, the plaintiffs and the former research analyst voluntarily dismissed the remaining claims with prejudice.  The former research analyst has indicated that he may initiate a proceeding against Ladenburg and the Company for indemnification and breach of contract seeking reimbursement of expenses he incurred in defending the suit; the Company believes such claims are without merit and intends to vigorously defend against them.

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

One of the Company's broker-dealer subsidiaries had a short-term net-capital deficiency, discovered during a routine regulatory review, that was not disclosed properly on a monthly FOCUS report.  The broker-dealer subsidiary has taken, and continues to take, corrective actions, including reporting the deficiency to governmental and self-regulatory organizations, reviewing net capital compliance for historical periods, implementing new procedures to monitor net capital compliance, and terminating the employee who had primary responsibility for monitoring and reporting its net capital.  The Company is unable to determine whether and to what extent any governmental and/or self-regulatory organizations may seek to discipline such broker-dealer subsidiary concerning this matter.  Such disciplinary actions could include fines, a suspension of such subsidiary’s operations and/or rescission of such subsidiary’s revenues relating to the period of non-compliance, any of which could have a material adverse effect on the Company's results of operations and financial condition.

In the ordinary course of business, the Company’s subsidiaries are defendants in litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company includes an estimation of such amount in accounts payable and accrued liabilities.

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $328 at June 30, 2010 and $453 at December 31, 2009 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.	Off-Balance-Sheet Risk and Concentration of Credit Risk

Ladenburg, Investacorp and Triad do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing broker, which maintains cash and the customers’ accounts and clears such transactions. Also, the clearing broker provides the clearing and depository operations for proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing broker, as each of Ladenburg, Investacorp and Triad has agreed to indemnify the clearing broker for any resulting losses. Each of Ladenburg, Investacorp and Triad continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Ladenburg, Investacorp and Triad securities transactions are provided by one clearing broker, a large financial institution. At June 30, 2010, a significant percentage of securities owned and amounts due from clearing brokers reflected in the consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of June 30, 2010, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg and Triad sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at market values of the related securities, and Ladenburg and Triad will incur a loss if the market value of the securities increases subsequent to June 30, 2010.

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

Private Equity Offering

On May 28, 2010, the Company entered into stock purchase agreements with various investors, under which the investors agreed to purchase an aggregate of 14,050,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $1.00 per share.  On June 15, 2010, the Company completed the sale of an aggregate of 13,325,000 of the Shares and received gross proceeds of $13,325 from investors who are not affiliated with the Company. In accordance with NYSE Amex rules, the closing of the sale of an aggregate of 725,000 of the Shares to investors who are directors and executive officers of the Company, or affiliates thereof, will be subject to shareholder approval at the Company’s 2010 Annual Meeting to be held on September 24, 2010.  The funds received from the private equity offering were used for general corporate purposes, including payment of debt.

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of the Company’s EBITDA, as adjusted.  As of June 30, 2010, 1,013,194 shares had been repurchased for $1,753 under the program.

In April 2009, the Company repurchased 4,500,000 shares of common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction.  This purchase was not made under the Company’s share repurchase program, which remains in effect.

Stock Compensation Plans

On January 14, 2010, the Company granted options to purchase an aggregate of 3,645,000 shares of the Company’s common stock at an exercise price of $0.90 per share to employees and directors. The options, which expire on January 14, 2020, vest 25% on each of the first four anniversaries of the date of grant. The Company has valued the options at $1,964 using the Black-Scholes option pricing model.

As of June 30, 2010, there was $5,729 of unrecognized compensation cost for stock-based compensation, of which $1,644 related to the 2010 grants. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.2 years for all grants and approximately 3.5 years for the 2010 grant.

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $62 and $74, respectively.

9.	Per Share Data

Basic net loss per common share is computed using the weighted-average number of common shares outstanding.  The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share.  The computations of basic and diluted per share data were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(2,229)	$(5,158)	$(6,632)	$(11,399)

Weighted-average common shares outstanding basic and diluted	170,744,411	167,318,663	169,326,908	169,510,804
Net loss per common share:
Basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.07)

At June 30, 2010 and 2009, options and warrants to purchase 30,574,290 and 28,571,415 common shares, respectively, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

10.	Segment Information

The Company has two operating segments. The Ladenburg segment includes the broker-dealer and asset management activities, conducted by Ladenburg and LTAM.  The Independent Brokerage and Advisory Services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad.

Segment information for the three months ended June 30, 2010 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Corporate		Total
Revenues	$11,575	$35,914	$95		$47,584
Pre-tax (loss) income	(657)	604	(1,988	)(1)	(2,041)
Identifiable assets	21,277	71,256	803		93,336
Depreciation and amortization	343	555	17		915
Interest	4	4	928		936
Capital expenditures	6	12	—		18

Segment information for the three months ended June 30, 2009 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Corporate		Total
Revenues	$7,100	$27,166	$59		$34,325
Pre-tax (loss) income	(2,743)	522	(2,619	)(1)	(4,840)
Identifiable assets	19,524	72,641	2,378		94,543
Depreciation and amortization	324	590	17		931
Interest	6	4	1,040		1,050
Capital expenditures	6	—	—		6

Segment information for the six months ended June 30, 2010 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Corporate		Total
Revenues	$22,197	$69,303	$55		$91,555
Pre-tax (loss) income	(2,440)	448	(4,213	)(1)	(6,205)
Identifiable assets	21,277	71,256	803		93,336
Depreciation and amortization	684	1,111	34		1,829
Interest	9	14	1,869		1,892
Capital expenditures	88	35	—		123

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Segment information for the six months ended June 30, 2009 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Corporate		Total
Revenues	$16,282	$51,261	$72		$67,615
Pre-tax (loss) income	(6,188)	440	(5,092	)(1)	(10,840)
Identifiable assets	19,524	72,641	2,378		94,543
Depreciation and amortization	651	1,185	34		1,870
Interest	97	17	2,064		2,178
Capital expenditures	9	49	—		58

(1)	Includes interest, compensation, professional fees and other general and administrative expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Through our acquisitions of Investacorp and Triad, we have become a significant presence in the independent broker-dealer industry. During the past decade, this has been one of the fastest growing segments of the financial services industry.  We have become one of the approximately 30 largest independent broker-dealer firms as a result of Investacorp and Triad’s combined revenues of approximately $69 million for the six months ended June 30, 2010 and approximately 1,000 financial advisors. We believe that we have the opportunity through acquisitions and recruiting to significantly expand our market share in this segment over the next several years. Our goal remains, as a public financial services company, to marry the more recurring and predictable revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. Ladenburg’s businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in favorable market conditions.

Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation (“SIPC”).  Triad is also subject to regulation by the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association.

Ladenburg’s private client services and institutional sales departments serve approximately 12,000 customer accounts nationwide and LTAM provides investment management services to numerous individuals and institutions. At June 30, 2010, Investacorp’s 444 financial advisors served approximately 160,000 customer accounts nationwide and Investacorp had approximately $7.0 billion in client assets. Triad’s 571 financial advisors served approximately 133,000 customer accounts nationwide and had approximately $10.1 billion in client assets at June 30, 2010. On a consolidated basis, total client assets exceeded $18 billion at June 30, 2010.

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

Recent Developments

Private Equity Offering

On May 28, 2010, we entered into stock purchase agreements with various investors, under which the investors agreed to purchase an aggregate of 14,050,000 shares of our common stock, (the “Shares”) at a price of $1.00 per share.  On June 15, 2010, we completed the sale of an aggregate of 13,325,000 of the Shares and received gross proceeds of $13,325 from investors who are not affiliated with us. Under NYSE Amex rules, the closing of the sale of an aggregate of 725,000 of the Shares to investors who are our directors and executive officers, or affiliates thereof, will be subject to shareholder approval at our 2010 Annual Meeting to be held on September 24, 2010.  The funds received, and anticipated to be received, from the private equity offering will be used for general corporate purposes.

Premier Trust Acquisition

On April 26, 2010, we announced that we had entered into a definitive agreement to acquire Premier Trust, Inc., a provider of wealth management services, including trust administration, estate and financial planning, custody and investment services. Founded in 2001, Premier is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with assets under administration in excess of $560 million. The transaction, expected to close in the third quarter of 2010, is subject to customary closing conditions, including regulatory approval.

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

Critical Accounting Policies

There have been no material changes to the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2009.  Please refer to those sections for disclosures regarding the critical accounting policies related to our business.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total revenues	$47,584	$34,325	$91,555	$67,615
Total expenses	49,625	39,165	97,760	78,455
Pre-tax loss	(2,041)	(4,840)	(6,205)	(10,840)
Net loss	(2,229)	(5,158)	(6,632)	(11,399)

Reconciliation of EBITDA, as adjusted, to net loss:
EBITDA, as adjusted	$1,409	$(1,212)	$1,205	$(3,260)
Add:
Interest income	13	18	(18)	53
Less:
Interest expense	(936)	(1,050)	(1,892)	(2,178)
Income tax expense	(188)	(318)	(427)	(559)
Depreciation and amortization	(915)	(931)	(1,829)	(1,870)
Non-cash compensation	(1,605)	(1,665)	(3,365)	(3,585)
Clearing firm conversion expense	(7)	—	(306)	—
Net loss	$(2,229)	$(5,158)	$(6,632)	$(11,399)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense and clearing firm conversion expense is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods due to the significance of non-cash and non-recurring items.  We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as expenses related to Investacorp’s conversion to a single clearing firm as part of a new seven-year clearing agreement, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax (loss) income, net (loss) income and cash flows from operating activities.

Second quarter 2010 EBITDA, as adjusted, was $1,409, an increase of $2,621 from second quarter 2009 EBITDA, as adjusted, of ($1,212), primarily because of increased revenues in the 2010 period.

Segment Description

We have two operating segments:

•	Ladenburg — includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg and LTAM.

•	Independent brokerage and advisory services — includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor registered representatives.

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Revenues:
Ladenburg	$11,575	$7,100	$22,197	$16,282
Independent brokerage and advisory services	35,914	27,166	69,303	51,261
Corporate	95	59	55	72
Total revenues	$47,584	$34,325	$91,555	$67,615

Pre-tax (loss) income:
Ladenburg	$(657)	$(2,743)	$(2,440)	$(6,188)
Independent brokerage and advisory services	604	522	448	440
Corporate	(1,988)	(2,619)	(4,213)	(5,092)
Total pre-tax loss	$(2,041)	$(4,840)	$(6,205)	$(10,840)

Three months ended June 30, 2010 versus three months ended June 30, 2009

For the quarter ended June 30, 2010, we had a net loss of $2,229 compared to a net loss of $5,158 for the quarter ended June 30, 2009.The decrease in net loss of $2,929 is attributable to an increase in investment banking transactions and an increase in the independent brokerage and advisory segment’s commissions and fees.

Our total revenues for the three months ended June 30, 2010 increased $13,529 (39%) from the 2009 period, primarily as a result of increased commissions and fees revenue of $8,923, increased investment banking revenue of $4,642, increased other income of $709 and increased asset management revenue of $298, partially offset by decreased interest and dividends revenue of $683 and decreased principal transactions revenue of $630.

Our total expenses for the three months ended June 30, 2010 increased by $10,460 (27%) from the 2009 period, primarily as a result of an increase in commissions and fees expense of $7,999, an increase in compensation and benefits expense of $1,904, an increase in other expense of $806 and an increase in rent and occupancy, net of sublease revenue of $145, partially offset by a decrease in professional services of $243 and a decrease in interest expense of $114.

The $8,923 (31%) increase in commissions and fees revenue for the three months ended June 30, 2010 as compared to the 2009 period is primarily attributable to improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment.  Also, average assets under management increased due to improved market conditions and the addition of new accounts during the three months ended June 30, 2010 versus the 2009 period.

The $4,642 (280%) increase in investment banking revenue for the three months ended June 30, 2010 as compared to the 2009 period is primarily due to an increase in capital raising activities of $4,437 and deferred fees from a special purpose acquisition company (SPAC) transaction of $347, partially offset by a decrease in advisory services fees of $142.  We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings, registered direct offerings, PIPES (private investment in public equity) offerings and advisory services. Revenue from underwritten public offerings was $3,580, including $46 in warrants, for the 2010 period as compared to $697 for the 2009 period.  PIPES and registered direct offering revenue was $1,554, including $356 in warrants, for the second quarter of 2010. We currently expect investment banking revenue during 2010 to exceed prior-year levels due to expected improved capital markets activity.

The $298 (66%) increase in asset management revenue for the three months ended June 30, 2010 as compared to the 2009 period was due to increased average assets under management at LTAM due to market appreciation and the addition of new accounts.  Revenues associated with client assets in our independent brokerage and advisory services segment are included in commissions and fees revenue, rather than asset management revenue, which relates to the Ladenburg segment. We currently expect asset management revenue to continue to increase in 2010 due to improved market conditions and newly-added advisory assets.

The $630 (134%) decrease in principal transactions for the three months ended June 30, 2010 as compared to the 2009 period is primarily attributable to losses in the fair value of securities received as underwriting consideration.

The $683 (83%) decrease in interest and dividends for the three months ended June 30, 2010 as compared to the 2009 period is primarily attributable to lower interest rates and a decrease in margin account balances.  We currently expect continued lower interest and dividends revenue in 2010 due to expected low interest rates and reduced interest sharing from our clearing broker.

The $709 (40%) increase in other income for the three months ended June 30, 2010 as compared to 2009 is primarily attributable to increases in direct investment marketing allowances received from product sponsor programs of $202, transaction-related fees of $160, and miscellaneous trading services of $188 in our independent brokerage and advisory services segment.

The $7,999 (39%) increase in commissions and fees expense for the three months ended June 30, 2010 as compared to the 2009 period is primarily due to an increase in commissions and fees revenue. Commissions and fees expense comprises compensation payments earned by the independent contractor registered representatives in our independent brokerage and advisory services segment.  These payments are calculated based on a percentage of revenues generated and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $1,904 (21%) increase in compensation and benefits expense for the three months ended June 30, 2010 as compared to the 2009 period was primarily due to increases in the Ladenburg segment of $1,669 in producers’ compensation and bonus, which is directly correlated to revenue production, and a $212 increase in salaries and benefits attributed to additional salaried employees in 2010.

The $145 (20%) increase in rent and occupancy, net of sublease revenue, for the three months ended June 30, 2010 as compared to the 2009 period relates to office space which Ladenburg currently occupies, but did not occupy in the 2009 period.  In the first quarter of 2009, we recorded a charge upon Ladenburg's abandonment of such office space.

The $243 (19%) decrease in professional services expense for the three months ended June 30, 2010 as compared to the 2009 period is primarily due to a decrease of $264 in Ladenburg’s legal fees. We currently expect professional services expense in the second half of 2010 will be lower than prior-year levels due to expected lower legal fees.

The $114 (11%) decrease in interest expense for the three months ended June 30, 2010 as compared to the 2009 period is primarily attributable to lower average interest rates on average debt outstanding, partially offset by a higher average loan balance in 2010.  In August 2009, we entered into a seven-year $10,000 forgivable loan with National Financial Services LLC, which we refer to as NFS.  We used the forgivable loan proceeds, which bear interest at a lower rate than our revolving credit agreement, to repay amounts outstanding under our revolving credit facility.

The $806 (37%) increase in other expense for the three months ended June 30, 2010 as compared to the 2009 period is primarily attributable to increases in our Ladenburg segment of $357 for expenses related to investment banking activities, increases in our independent brokerage and advisory services segment of $116 for fees related to transitioning new independent registered representatives, $182 for marketing and advertising costs and $196 in miscellaneous trading costs.

We incurred income tax expense of $188 for the three months ended June 30, 2010 as compared to $318 for the 2009 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2010 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $196 during the 2010 period due to goodwill amortization for tax purposes. The income tax rates for the 2010 and 2009 periods do not bear a customary relationship to effective tax rates, primarily as a result of the increase in the valuation allowance for the 2010 and 2009 periods.

Six months ended June 30, 2010 versus six months ended June 30, 2009

     Our net loss for the six months ended June 30, 2010 was $6,632 compared to net loss of $11,399 for the six months ended June 30, 2009. The decrease in net loss of $4,767 is attributable to the increase in investment banking transactions and an increase in the independent brokerage and advisory segment’s commissions and fees and lower professional services expense.

Our total revenues for the six months ended June 30, 2010 increased $23,940 (35%) from the 2009 period, primarily as a result of increased commissions and fees revenue of $18,580, increased investment banking revenue of $5,215, increased other income of $1,327 and increased asset management revenue of $454, partially offset by decreased interest and dividends revenue of $1,593.

Our total expenses for the six months ended June 30, 2010 increased by $19,305 (25%) from the 2009 period, primarily as a result of an increase in commissions and fees expense of $16,494, an increase in compensation and benefits expense of $3,333 and an increase in other expense of $1,678, partially offset by a decrease in professional services of $1,190 and a decrease in rent and occupancy, net of sublease revenue of $370.

The $18,580 (33%) increase in commissions and fees revenue for the six months ended June 30, 2010 as compared to the 2009 period is primarily attributable to improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment.  Also, average assets under management were higher due to improved market conditions and the addition of new accounts during the six months ended June 30, 2010 as compared to the 2009 period.

The $5,215 (92%) increase in investment banking revenue for the six months ended June 30, 2010 as compared to the 2009 period is primarily due to an increase in capital raising activities of $7,772 and an increase in advisory fees of $63, partially offset by a decrease in deferred fees from special purpose acquisition company (SPAC) transactions of $2,620.  Revenue from underwritten public offerings was $6,234, including $184 in warrants for the 2010 period as compared to $786 for the 2009 period.  PIPES and registered direct offering revenue was $2,384, including $522 in warrants, for the 2010 period, as compared to $59 for the 2009 period. For the six months ended June 30, 2010 and 2009, investment banking revenue included $405 and $3,025, respectively, of deferred fees from SPAC transactions.  We currently expect investment banking revenue during 2010 to exceed prior-year levels due to expected improved capital market activity.

The $454 (50%) increase in asset management revenue for the six months ended June 30, 2010 as compared to the 2009 period was due to increased average assets under management at LTAM from market appreciation and the addition of new accounts.  Revenues associated with client assets in our independent brokerage and advisory services segment are included in commissions and fees revenue, rather than asset management revenue, which relates to the Ladenburg segment. We currently expect asset management revenue to continue to increase in 2010 due to improved market conditions and newly-added advisory assets.

The $43 (25%) decrease in principal transactions for the six months ended June 30, 2010 as compared to the 2009 period is primarily attributable to losses in the fair value of securities received as underwriting consideration.

The $1,593 (86%) decrease in interest and dividends for the six months ended June 30, 2010 as compared to the 2009 period is primarily attributable to lower interest rates and a decrease in margin account balances.  We currently expect continued lower interest and dividends revenue in 2010 due to expected low interest rates and reduced interest sharing from our clearing broker.

The $1,327 (43%) increase in other income for the six months ended June 30, 2010 as compared to 2009 is primarily attributable to increases in direct investment marketing allowances received from product sponsor programs of $336, conference revenue of $135, transaction-related fees of $230 and miscellaneous trading services of $339 in our independent brokerage and advisory services segment.  Ladenburg had increased brokerage transaction and service fee revenue of $165 primarily due to increased trading volume.

The $16,494 (42%) increase in commissions and fees expense for the six months ended June 30, 2010 as compared to the 2009 period is primarily due to an increase in commissions and fees revenue. Commissions and fees expense comprises compensation payments earned by the independent contractor registered representatives in our independent brokerage and advisory services segment.  These payments are calculated based on a percentage of revenues generated and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $3,333 (18%) increase in compensation and benefits expense for the six months ended June 30, 2010 as compared to the 2009 period was primarily due to increases in the Ladenburg segment of $3,122 in producers’ compensation and bonus which is directly correlated to revenue production and a $183 increase in bonus in our independent brokerage and advisory services segment.

The $370 (18%) decrease in rent and occupancy, net of sublease revenue for the six months ended June 30, 2010 as compared to the 2009 period, is primarily attributable to a $562 one-time charge in 2009 related to office space Ladenburg intended to sublet in 2009 but now occupies.

The $1,190 (36%) decrease in professional services expense for the six months ended June 30, 2010 as compared to the 2009 period is primarily due to a decrease of $895 in Ladenburg’s legal fees and a decrease of $303 in audit, tax and consulting expense for both operating segments. We currently expect professional services expense in the second half of 2010 will be lower than prior-year levels due to expected lower legal fees.

The $286 (13%) decrease in interest expense for the six months ended June 30, 2010 as compared to the 2009 period is primarily attributable to lower average interest rates on average debt outstanding, partially offset by a higher average loan balance in 2010.  In August 2009, we entered into a seven-year $10,000 forgivable loan with NFS.  We used the forgivable loan proceeds, which bear interest at a lower rate than our revolving credit agreement, to repay amounts outstanding under our revolving credit facility.

The $1,678 (42%) increase in other expense for the six months ended June 30, 2010 as compared to the 2009 period is primarily attributable to the increases in our Ladenburg segment of $325 for expenses related to investment banking activities, increases in our independent brokerage and advisory services segment of $275 for fees related to transitioning new independent registered representatives, $282 for marketing and advertising costs, $469 in miscellaneous trading costs and $307 for expenses related to the conversion of client accounts to one clearing firm.

We incurred income tax expense of $427 for the six months ended June 30, 2010 as compared to $559 for the 2009 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2010 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $366 during the 2010 period due to goodwill amortization for tax purposes. The income tax rates for the 2010 and 2009 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance for the 2010 and 2009 periods.

Liquidity and Capital Resources

Approximately 25% and 23% of our total assets at June 30, 2010 and December 31, 2009, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading and investment banking activity.  As securities dealers, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules.  Ladenburg was also subject to the net capital rules of the CFTC but, effective as of April 5, 2010, is no longer subject to the CFTC rules.  Therefore, Ladenburg, Investacorp and Triad are subject to certain restrictions on their use of capital and their related liquidity. At June 30, 2010, Ladenburg’s regulatory net capital of $3,919 exceeded minimum capital requirements of $250 by $3,699.  At June 30, 2010, Investacorp’s regulatory net capital of $1,196 exceeded minimum capital requirements of $269 by $927.  At June 30, 2010, Triad’s regulatory net capital of $2,338 exceeded minimum capital requirements of $250 by $2,088.  Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies, and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg, Investacorp and Triad that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.

Besides regulatory net capital restrictions, Investacorp also is contractually restricted from declaring a dividend to us that would result in its retained earnings and paid-in capital falling below the then-outstanding principal balance of the promissory note issued to Investacorp’s former principal shareholder, which was $1,759 at June 30, 2010. This promissory note was issued in the original principal amount of $15,000, bears interest at 4.11% per annum and is payable in 36 monthly installments through October 2010.

Our primary sources of liquidity include cash flows from operations and borrowings under our $30,000 revolving credit agreement with an affiliate of Phillip Frost, M.D., our chairman and principal shareholder. Borrowings under the $30,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At June 30, 2010, $11,750 was outstanding under the revolving credit agreement. During the first half of 2010, we repaid a net amount of $6,700 under the $30,000 credit agreement primarily using proceeds from the June 2010 private placement. We may repay amounts outstanding or re-borrow amounts under our revolving credit facility at any time prior to its amended maturity date of August 25, 2016, without penalty. We believe our existing assets and borrowings available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash used in operating activities for the six months ended June 30, 2010 was $2,878, primarily due to our net loss, an increase in securities owned at fair value, receivables from other broker-dealers, a decrease in accrued compensation, commissions and fees payable, and accounts payable and accrued liabilities, partially offset by a decrease in other receivables, net, and other assets.

 Investing activities provided $27 for the six months ended June 30, 2010, primarily due to a decrease in restricted assets due to Investacorp’s receipt of an escrowed deposit upon the termination of a clearing agreement with one of its clearing firms, partially offset by the purchase of furniture, equipment and leasehold improvements.

Financing activities provided $3,122 for the six months ended June 30, 2010, due to the private equity offering, stock option exercises and purchases under our employee stock purchase plan, offset by repayments of notes payable and common stock repurchases.

At June 30, 2010, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $29,500 through 2015, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $23,517 through such date.

In connection with our clearing agreements, NFS provided us with a seven-year, $10,000 forgivable loan. Interest on the loan accrues at the prime rate plus 2%. If our broker-dealer subsidiaries meet certain aggregate annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $1,429, commencing in August 2010 and continuing on an annual basis through August 2016. Interest payments due for each such year also will be forgiven if we meet the annual clearing revenue targets. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If any principal amount is not forgiven, we may have such principal forgiven in future years if our broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. We have expensed, and expect to continue to expense, interest under the loan agreement until such interest is forgiven.  We met the first annual clearing revenue targets in August 2010.  Accordingly, in the third quarter of 2010, we will recognize income of $1,429 and $532 from the forgiveness of principal and interest, respectively, and the outstanding balance under the loan will be reduced to $8,571.

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note bears interest at a rate of 2.51% per annum, is payable quarterly and matures in August 2011. The outstanding balance of this note at June 30, 2010 was $2,129.

 In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted.  From inception through June 30, 2010, 1,013,194 shares have been repurchased for $1,753 under the program.

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

We maintain inventories of trading securities which are generally received as compensation in banking transactions. At June 30, 2010, the fair market value of our inventories was $3,297 in long positions and $9 in short positions.  We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2010 will have a material adverse effect on our consolidated financial position or results of operations.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective, except that due to a short-term net-capital deficiency at one of our broker-dealer subsidiaries, which was discovered during a routine regulatory review, we are implementing new procedures to monitor net capital compliance at such broker-dealer subsidiary, are reviewing its net capital compliance for historical periods and have terminated the employee who had primary responsibility for monitoring and reporting its net capital.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  Other than updating the first risk factor listed below and including the second risk factor set forth below, there have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

Our business depends on commissions and fees generated from the distribution of financial products, and adverse changes in the structure or amount of fees paid by the sponsors of these products could materially adversely affect our cash flows, revenues, liquidity and results of operations.

An important portion of our revenues is generated from commissions and fees related to the distribution of financial products such as mutual funds and variable annuities by the Investacorp and Triad financial advisors, and, to a lesser extent, Ladenburg’s financial advisors. Changes in the structure or amount of the fees paid by the sponsors of these products could materially adversely affect our cash flows, revenues and results of operation.

The SEC recently proposed new rules regarding Rule 12b-1 distribution fees in the mutual fund industry, which may reduce or eliminate these fees. Any reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our cash flows, revenues, liquidity and results of operations.

The impact of financial reform legislation on us is uncertain and may negatively impact our business.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will impact the financial services industry.  Among other things, the Dodd-Frank Act may impose fiduciary duties on financial advisors who give investment advice to retail customers, may expand FINRA's oversight over financial advisors, will impose new rules on short selling, may limit mandatory customer arbitration provisions in client agreements and may create new regulations on having investment banking and securities analyst functions in the same firm.  The Dodd-Frank Act also creates a Bureau of Consumer Financial Protection with broad authority to regulate consumer financial products and services.  Also, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Many of the provisions of the Dodd-Frank Act are subject to further rule making procedures and studies and will take effect over several years.  Accordingly, we cannot assess the impact the Dodd-Frank Act will have on us or our industry at the present time.  However, the implementation of regulations arising from the Dodd-Frank Act may impact the profitability of our business activities, change certain of our business practices and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make necessary changes to our business, and could therefore materially adversely affect our business, financial condition and results of operations.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Form of Stock Purchase Agreement, dated as of May 28, 2010, between Ladenburg Thalmann Financial Services Inc., and the unaffiliated investors party thereto.*
10.2	Form of Stock Purchase Agreement, dated as of May 28, 2010, between Ladenburg Thalmann Financial Services Inc., and the affiliated investors party thereto.*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL
SERVICES INC.

(Registrant)

Date: August 11, 2010	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)