Form 10-Q
period 2010-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2010-11-15
CIK 1029730

ReUNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 10, 2010, there were 182,363,289 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS

Cash and cash equivalents	$5,873	$5,702
Securities owned at fair value	2,936	2,209
Receivables from clearing brokers	15,180	13,406
Receivables from other broker-dealers	541	329
Other receivables, net	6,602	6,203
Furniture, equipment and leasehold improvements, net	2,781	3,154
Restricted assets	200	350
Intangible assets, net	27,101	28,509
Goodwill	29,754	29,739
Unamortized debt issue cost	1,668	1,879
Other assets	3,357	3,157

Total assets	$95,993	$94,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at market value	$10	$9
Accrued compensation	4,825	4,299
Commissions and fees payable	6,323	5,957
Accounts payable and accrued liabilities	6,326	5,671
Deferred rent	3,009	3,378
Deferred income taxes	2,266	1,726
Accrued interest	187	365
Notes payable	27,163	35,438

Total liabilities	50,109	56,843

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 181,350,459 in 2010 and 167,907,038 in 2009	18	17
Additional paid-in capital	189,275	171,349
Accumulated deficit	(143,409)	(133,572)

Total shareholders’ equity	45,884	37,794

Total liabilities and shareholders’ equity	$95,993	$94,637

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:

Commissions	$27,775	$24,897	$79,958	$67,413
Advisory fees	12,886	8,573	36,584	22,904
Investment banking	4,283	3,077	15,171	8,750
Principal transactions	(826)	709	(696)	882
Interest and dividends	144	488	407	2,344
Other income	4,101	1,502	8,494	4,568

Total revenues	$48,363	$39,246	$139,918	$106,861

Expenses:

Commissions and fees	$31,529	$22,958	$87,079	$62,014
Compensation and benefits	9,772	10,845	32,003	29,743
Non-cash compensation	1,291	1,688	4,656	5,273
Brokerage, communication and clearance fees	1,537	1,664	4,891	5,111
Rent and occupancy, net of sublease revenue	897	480	2,636	2,589
Professional services	1,815	1,034	3,962	4,371
Interest	641	1,013	2,533	3,191
Depreciation and amortization	894	941	2,723	2,811
Other	2,965	2,443	8,618	6,418

Total expenses	$51,341	$43,066	$149,101	$121,521

Loss before income taxes	(2,978)	(3,820)	(9,183)	(14,660)

Income tax expense (benefit)	227	(92)	654	467

Net loss	$(3,205)	$(3,728)	$(9,837)	$(15,127)

Net loss per common share (basic and diluted)	$(0.02)	$(0.02)	$(0.06)	$(0.09)

Weighted average common shares used in computation of per share data:
Basic	181,327,242	167,624,573	173,370,977	168,875,151

Diluted	181,327,242	167,624,573	173,370,977	168,875,151

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	167,907,038	$17	$171,349	$(133,572)	$37,794

Issuance of common stock in private equity offering, net of expenses of $116	13,325,000	1	13,208	—	13,209

Issuance of common stock under employee stock purchase plan	51,791	—	51	—	51

Exercise of stock options	132,000	—	75	—	75

Stock options granted to members of former Advisory Board and consultants	—	—	45	—	45

Stock-based compensation to employees	—	—	4,611	—	4,611

Repurchase and retirement of common stock	(65,370)	—	(64)	—	(64)

Net loss	—	—	—	(9,837)	(9,837)

Balance, September 30, 2010	181,350,459	$18	$189,275	$(143,409)	$45,884

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,837)	$(15,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	451
Adjustment to deferred rent	(62)	(27)
Amortization of debt discount	258	578
Amortization of intangible assets	2,271	2,359
Amortization of debt issue cost	211	450
Deferred income taxes	540	546
Gain on forgiveness of principal of note payable under forgivable loan	(1,429)	—
Non-cash compensation expense	4,656	5,273
Disposal of furniture, equipment and leasehold improvements	4	—

(Increase) decrease in operating assets:
Securities owned	(138)	2,547
Receivables from clearing brokers	(1,774)	1,949
Receivables from other broker-dealers	(212)	(151)
Other receivables, net	(399)	(1,458)
Other assets	(227)	(1,137)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	1	(53)
Accrued compensation	461	2,035
Accrued interest	(178)	14
Commissions and fees payable	366	764
Accounts payable and accrued liabilities	516	(110)
Net cash used in operating activities	(4,520)	(1,097)

Cash flows from investing activities:
Premier Trust acquisition, net of cash received	(162)	—
Purchases of furniture, equipment and leasehold improvements	(303)	(368)
Decrease in restricted assets	150	326
Net cash used in investing activities	(315)	(42)

Cash flows from financing activities:
Issuance of common stock in private equity offering	13,209	—
Issuance of common stock under stock plans	126	336
Repurchases of common stock	(64)	(2,717)
Issuance of notes payable	—	10,000
Principal payments under revolving credit facility, net	(3,100)	(2,500)
Principal payments on other notes payable	(5,165)	(4,977)
Net cash provided by financing activities	5,006	142

Net increase (decrease) in cash and cash equivalents	171	(997)
Cash and cash equivalents, beginning of period	5,702	6,621
Cash and cash equivalents, end of period	$5,873	$5,624

LADENBURG THALMANN FINANCIAL SERVICES INC.CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)
(Unaudited)

Supplemental cash flow information:
Interest paid	$1,701	$2,109
Taxes paid	19	35
Acquisition of Premier Trust:
Assets acquired, including goodwill of $15	$2,565	—
Liabilities assumed	(205)	—
Net assets acquired	2,360	—
Note issued in acquisition	(1,161)	—
Cash paid in acquisition	1,199	—
Cash acquired in acquisition	(1,037)	—
Net cash paid in acquisition	$162	—

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”) is a holding company.  Its wholly-owned principal operating subsidiaries are Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp, Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”),  Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier”).

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

LTAM is a registered investment advisor. It offers various asset management products utilized by Ladenburg and Premier’s clients, as well as clients of Investacorp’s and Triad’s financial advisors.

Premier, acquired on September 1, 2010, is a Nevada trust company formed in 2001.  Premier provides wealth management services, including trust administration of personal and retirement accounts, estate and financial planning and custody services.

Ladenburg, Investacorp and Triad customer transactions are cleared through a single clearing broker on a fully-disclosed basis.  Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Municipal Securities Rulemaking Board. Triad is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association.  Premier is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

2.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, at fair value at September 30, 2010 and December 31, 2009 were as follows:

	Securities owned	Securities sold, but not yet purchased
September 30, 2010
Certificates of deposit	$589	$—
Common stock and warrants	720	—
Restricted common stock and warrants	1,627	10
Total	$2,936	$10

December 31, 2009
Certificates of deposit	$100	$—
Common stock and warrants	517	—
Restricted common stock and warrants	1,592	9
Total	$2,209	$9

As of September 30, 2010 and December 31, 2009, approximately $1,482 and $687, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by such clearing brokers.  At September 30, 2010, the Company's subsidiaries had a single clearing broker.

Securities sold, but not yet purchased, at fair value represent obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price.  Accordingly, these transactions result in off-balance sheet risk as the Company's subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the condensed consolidated statements of financial condition.

The fair value hierarchy, established under authoritative accounting guidance, ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 —quoted prices in active markets for identical assets or liabilities.

•	Level 2 —inputs, other than quoted prices in active markets, that are directly or indirectly observable for the asset or liability.

•	Level 3 — unobservable inputs for the asset where there is little or no market data, which requires the reporting entity to develop its own assumptions.

Securities are carried at fair value and classified as follows:

As of September 30, 2010:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$589	$—	$589
Common stock and warrants	720	1,627	—	2,347

Total	$720	$2,216	$—	$2,936

LADENBURG THALMANN FINANCIAL SERVICES INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$—	$10	$—	$10

Total	$—	$10	$—	$10

As of December 31, 2009:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$100	$—	$100

Common stock and warrants	517	1,592	—	2,109

Total	$517	$1,692	$—	$2,209

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$—	$9	$—	$9

Total	$—	$9	$—	$9

Warrants are valued using the Black-Scholes option pricing model which takes into account the current market value and market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return.  As of September 30, 2010 and December 31, 2009, the fair value of the warrants was $1,422 and $1,351, respectively, and is included in common stock and warrants (level 2) above.

3.	Acquisition

On September 1, 2010 the Company acquired all the outstanding shares of Premier, a Nevada trust company, which provides wealth management services.  The acquisition was made due to the complementary nature of Premier’s operations to those of the Company’s subsidiaries. The consideration for the transaction was $2,360, consisting of cash of $1,199 and a note in the aggregate principal amount of $1,161. Results of operations of Premier are included in the accompanying consolidated statements of operations from the date of acquisition and are not material.  Pro forma results of operations as if Premier was acquired as of January 1, 2009 are not presented because they are not material.

4.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by this rule.  At September 30, 2010, Ladenburg had net capital, as defined in the SEC’s Net Capital Rule, of $4,247, which exceeded its minimum capital requirement of $250, by $3,997.

Investacorp and Triad are also subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the SEC’s Net Capital Rule, not exceed 15 to 1.  At September 30, 2010, Investacorp had net capital of $958 which was $687 in excess of its required net capital of $271.  Investacorp’s net capital ratio was 4.2 to 1.  At September 30, 2010, Triad had net capital of $1,514, which was $1,140 in excess of its required net capital of $374.  Triad’s net capital ratio was 3.7 to 1.

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

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.  Under Nevada law, Premier must maintain minimum stockholders’ equity of $1,000.  At September 30, 2010, Premier had stockholders’ equity of $2,365.

5.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2010 primarily represents deferred income taxes relating to amortization of goodwill for tax purposes.

6.	Notes Payable

Notes payable consisted of the following:	September 30,	December 31,
	2010	2009
Note payable to former Investacorp shareholder, net of $2 and $124 of unamortized discount at September 30, 2010 and December 31, 2009, respectively	$441	$4,230
Note payable to affiliate of principal shareholder of LTS	15,350	18,450
Note payable to former Triad shareholders, net of $68 and $204 of unamortized discount at September 30, 2010 and December 31, 2009, respectively	1,640	2,758
Note payable to clearing firm under forgivable loan	8,571	10,000
Note payable to a subsidiary of Premier’s former shareholder	1,161	—
Total	$27,163	$35,438

The Company estimates that the fair value of notes payable was $28,295 at September 30, 2010 and $30,076 at December 31, 2009 based on interest rates at which similar debt amounts could then be borrowed.

During the third quarter of 2010, $1,429 of principal and $525 of accrued interest of the note payable to clearing firm was forgiven and is included in other income in the accompanying 2010 consolidated statements of operations.

7.	Commitments and Contingencies

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

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. On July 23, 2010, the plaintiff dismissed its claims against all defendants other than Ladenburg and the former Ladenburg employee.  Ladenburg's motion for reconsideration of the motion to dismiss as to the remaining claims is currently pending.  The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

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

One of the Company's broker-dealer subsidiaries had a short-term net-capital deficiency, discovered during a routine regulatory review, that was not disclosed properly on a monthly FOCUS report.  A FOCUS report is a periodic regulatory report filed by broker-dealers with the SEC that contains detailed information about a firm’s financial and operational status. The broker-dealer subsidiary has taken, and continues to take, corrective actions, including reporting the deficiency to governmental and self-regulatory organizations, preparing amended FOCUS reports for historical periods, reviewing net capital compliance for historical periods, implementing new procedures to monitor net capital compliance, and terminating the employees who had primary responsibility for monitoring and reporting its net capital.  The Company is unable to determine whether and to what extent any governmental and/or self-regulatory organizations may seek to discipline such broker-dealer subsidiary concerning this matter.  Such disciplinary actions could include fines, a suspension of such subsidiary’s operations and/or rescission of such subsidiary’s revenues relating to the period of non-compliance, any of which could have a material adverse effect on the Company's results of operations and financial condition.

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

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $286 at September 30, 2010 and $453 at December 31, 2009 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Ladenburg, Investacorp and Triad securities transactions are provided by one clearing broker, a large financial institution. At September 30, 2010, a significant percentage of securities owned and amounts due from clearing broker reflected in the consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In the normal course of its business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of September 30, 2010, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg and Triad sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at market values of the related securities, and Ladenburg and Triad will incur a loss if the market value of the securities increases subsequent to September 30, 2010.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

9. Shareholders’ Equity

Private Equity Offering

On May 28, 2010, the Company entered into stock purchase agreements with various investors, including investors who were affiliated with the Company, under which the investors agreed to purchase an aggregate of 14,050,000 shares of the Company’s common stock at a price of $1.00 per share.  On September 15, 2010, the Company completed the sale of an aggregate of 13,325,000 shares of common stock and received gross proceeds of $13,325 from investors who are not affiliated with the Company. In accordance with NYSE Amex rules, the Company’s shareholders approved the sale of  the remaining 725,000 shares of common stock to investors who are directors and executive officers of the Company, or affiliates thereof, at the Company’s 2010 Annual Meeting held on September 24, 2010.  On October 1, 2010, the Company completed the sale of such 725,000 shares of common stock to its affiliates and received gross proceeds of $725. The funds received from the private equity offering were used for general corporate purposes, including repayment of debt.

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of the Company’s earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted.  As of September 30, 2010, 1,013,194 shares had been repurchased for $1,753 under the program.

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

On August 11, 2010, the Company granted options to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price of $1.10 per share to employees and consultants.  The options which expire on November 11, 2020, vest 25% on each of the first four anniversaries of the date of grant.  The Company has valued the options at $333 using the Black-Scholes pricing model.

On September 23, 2010, the Company awarded restricted stock grants of 200,000 shares of the Company’s common stock to newly-hired employees in connection with the Premier acquisition.  The shares vest on September 23, 2012, contingent upon continued employment of the employees. The Company has valued the shares at $208 based on the market price of the stock on the grant date.

LADENBURG THALMANN FINANCIAL SERVICES INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On September 24, 2010, the Company granted options to purchase an aggregate of 160,000 shares of the Company’s common stock at an exercise price of $1.11 per share to directors.  The options, which expire on September 24, 2020, vest 100% on the first anniversary of the date of the grant.  The Company has valued the options at $124 using the Black-Scholes pricing model.

A summary of the status of the 1999 Performance Equity Plan at September 30, 2010 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	15,117,290	$1.46	6.91	$200
Granted	3,200,000	0.90
Exercised	(132,000)	0.57
Forfeited	(345,000)	1.96
Options outstanding, September 30, 2010	17,840,290	$1.36	6.72	$1,837
Vested or expected to vest	17,703,583	$1.36	6.71	$1,828
Options exercisable, September 30, 2010	11,189,790	$1.35	5.68	$1,423

A summary of the status of the 2009 Incentive Compensation Plan at September 30, 2010 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	140,000	$0 .79	9.75	$-
Granted	1,005,000	1.01
Options outstanding, September 30, 2010	1,145,000	$0 .99	9.56	$85
Vested or expected to vest	986,273	$0. 99	9.58	$74
Options exercisable, September 30, 2010	10,000	$0 .77	8.95	$3

A summary of the status of the non-plan options at September 30, 2010 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	5,764,000	$1.39	6.97	$112
Forfeited	(650,000)	0.66
Options outstanding, September 30, 2010	5,114,000	$1.48	6.41	$355
Vested or expected to vest	5,114,000	$1.48	6.41	$355
Options exercisable, September 30, 2010	4,114,010	$1.38	6.25	$355

As of September 30, 2010, there was $5,137 of unrecognized compensation cost for stock-based compensation, of which $2,139 related to the 2010 grants. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.3 years for all grants and approximately 3.2 years for the 2010 grants.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0 and $74, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

10.	Per Share Data

Basic net loss per common share is computed using the weighted-average number of common shares outstanding.  The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share.  The computations of basic and diluted per share data were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(3,205)	$(3,728)	$(9,837)	$(15,127)
Weighted-average common shares
outstanding basic and diluted	181,327,242	167,624,573	173,370,977	168,875,151
Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.09)

At September 30, 2010 and 2009, options and warrants to purchase 30,999,290 and 28,298,540 common shares, respectively, and at September 30, 2010, non-vested restricted stock grants for 200,000 common shares were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

11.	Segment Information

The Company has three operating segments. The Ladenburg segment includes the broker-dealer and asset management activities conducted by Ladenburg and LTAM.  The Independent Brokerage and Advisory Services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad.  The Premier Trust segment includes the wealth management services provided by Premier, since its acquisition on September 1, 2010.

Segment information for the three months ended September 30, 2010 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Premier Trust	Corporate		Total
Revenues	$7,420	$38,819	$194	$1,930		$48,363
Pre-tax (loss) income	(2,272)	(149)	9	(566	)(1)	(2,978)
Identifiable assets	19,101	74,029	2,559	304		95,993
Depreciation and amortization	318	558	1	17		894
Interest	4	3	—	634		641
Capital expenditures	—	146	33	—		179

Segment information for the three months ended September 30, 2009 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services)	Premier Trust	Corporate		Total
Revenues	$10,076	$29,138	$—	$32		$39,246
Pre-tax (loss) income	(1,395)	130	—	(2,555	)(1)	(3,820)
Identifiable assets	19,631	74,805	—	960		95,396
Depreciation and amortization	351	572	—	18		941
Interest	5	3	—	1,005		1,013
Capital expenditures	303	7	—	—		310

LADENBURG THALMANN FINANCIAL SERVICES INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Segment information for the nine months ended September 30, 2010 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Premier Trust	Corporate		Total
Revenues	$29,617	$108,122	$194	$1,985		$139,918
Pre-tax (loss) income	(4,712)	299	9	(4,779	)(1)	(9,183)
Identifiable assets	19,101	74,029	2,559	304		95,993
Depreciation and amortization	1,002	1,669	1	51		2,723
Interest	13	17	—	2,503		2,533
Capital expenditures	88	181	33	—		302

Segment information for the nine months ended September 30, 2009 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Premier Trust	Corporate		Total
Revenues	$26,358	$80,399	$—	$104		$106,861
Pre-tax (loss) income	(7,583)	569	—	(7,646	)(1)	(14,660)
Identifiable assets	19,631	74,805	—	960		95,396
Depreciation and amortization	1,002	1,757	—	52		2,811
Interest	102	14	—	3,070		3,186
Capital expenditures	312	56	—	—		368

(1)	Includes interest, compensation, professional fees and other general and administrative expenses.

12.	Related Party Transactions

On August 13, 2010, Investacorp Group, Inc., a subsidiary of the Company, entered into a five-year office lease ("Lease") with Frost Real Estate Holdings, LLC ("FREH"), an entity affiliated with Phillip Frost, M.D., the Company’s chairman of the board and principal shareholder. The Lease provides for aggregate payments during the five-year term of approximately $1,581 and commenced on October 1, 2010.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share and per share data)

Overview

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services, asset management services and trust services through our principal subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”),  Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

Ladenburg, headquartered in New York, NY, is a full service broker-dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

Investacorp, headquartered in Miami, Florida, is an independent broker-dealer and registered investment advisor that has been serving the independent financial advisor community since 1978. Investacorp’s national network of independent financial advisors primarily serves retail clients. Investacorp’s independent financial advisors are located in approximately 304 offices in 42 states.

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

LTAM, headquartered in New York, NY, is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg and Premier’s clients as well as clients of Investacorp’s and Triad’s financial advisors.

Premier, headquartered in Las Vegas, Nevada, is a Nevada trust company.  Premier, founded in 2001, provides wealth management services, including trust administration of personal and retirement accounts, estate and financial planning and custody services.  We acquired Premier on September 1, 2010.

Through our acquisitions of Investacorp and Triad, we have become a significant presence in the independent broker-dealer industry. During the past decade, this has been one of the fastest growing segments of the financial services industry.  We have become one of the approximately 30 largest independent broker-dealer firms as a result of Investacorp and Triad’s combined revenues of approximately $108 million for the nine months ended September 30, 2010 and approximately 1,000 financial advisors. We believe that we have the opportunity through acquisitions and recruiting to significantly expand our market share in this segment over the next several years. Our goal remains, as a public financial services company, to marry the more recurring and predictable revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. Ladenburg’s businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in favorable market conditions.

Each of Ladenburg, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation.  Triad is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association.  Premier is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Ladenburg’s private client services and institutional sales departments serve approximately 12,000 customer accounts nationwide and LTAM provides investment management services to numerous individuals and institutions. At September 30, 2010, Investacorp’s 441 financial advisors served approximately 160,000 customer accounts nationwide and Investacorp had approximately $6.8 billion in client assets. Triad’s 586 financial advisors served approximately 133,000 customer accounts nationwide and had approximately $11.6 billion in client assets at September 30, 2010. On a consolidated basis, total client assets exceeded $20 billion at September 30, 2010.

Recent Developments

Private Equity Offering

On May 28, 2010, we entered into stock purchase agreements with various investors, including investors who were affiliated with the Company, under which the investors agreed to purchase an aggregate of 14,050,000 shares of our common stock, at a price of $1.00 per share.  On September 15, 2010, we completed the sale of an aggregate of 13,325,000 shares and received gross proceeds of $13,325 from investors who are not affiliated with us. Under NYSE Amex rules, our shareholder approved the sale of the remaining 725,000 shares to investors who are our directors and executive officers, or affiliates thereof, at our 2010 Annual Meeting on September 24, 2010. On October 1, 2010 we completed the sale of such 725,000 shares of common stock to our affiliates and received gross proceeds of $725.  The funds received from the private equity offering were used for general corporate purposes and repayment of debt.

Premier Trust Acquisition

On September 1, 2010, we acquired Premier Trust, Inc., a provider of wealth management services, including trust administration, estate and financial planning and custody services. Founded in 2001, Premier is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with assets under administration in excess of $530 million.

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

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.  The unaudited condensed consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad, Premier (since September 1, 2010) and our other subsidiaries.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenues	$48,363	$39,246	$139,918	$106,861
Total expenses	51,341	43,066	149,101	121,521
Pre-tax loss	(2,978)	(3,820)	(9,183)	(14,660)
Net loss	(3,205)	(3,728)	(9,837)	(15,127)

Reconciliation of EBITDA, as adjusted, to net loss:
EBITDA, as adjusted	(141)	(189)	1,064	(3,450)
Add:
Interest income	(11)	11	(29)	65
Income tax benefit	—	92	—	—
Less:
Interest expense	(641)	(1,013)	(2,533)	(3,191)
Income tax expense	(227)	—	(654)	(467)
Depreciation and amortization expense	(894)	(941)	(2,723)	(2,811)
Non-cash compensation expense	(1,291)	(1,688)	(4,656)	(5,273)
Clearing firm conversion expense	—	—	(306)	—
Net loss	$(3,205)	$(3,728)	$(9,837)	$(15,127)

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

Third quarter 2010 EBITDA, as adjusted, was $(141), an increase of $48 from third quarter 2009 EBITDA, as adjusted, of ($189), primarily because of the $1,954 principal and interest forgiven in the third quarter of 2010 under our loan agreement with National Financial Services, which we refer to as NFS, our subsidiaries’ clearing firm.  This was partially offset by increases in rent and occupancy expense of $417 and professional services expense of $781.  For the nine months ended September 30, 2010 EBITDA, as adjusted, was $1,064, an increase of $4,514 from the EBITDA, as adjusted, of $(3,450) for the nine months ended September 30, 2009, primarily because of increased revenues of $33,057, partially offset by increased commissions and fees of $25,065 and increased compensation and benefits of $2,260.

Segment Description

We have three operating segments:

•	Ladenburg -- includes the retail and institutional securities brokerage, investment banking services, asset management services and investment activities conducted by Ladenburg and LTAM.

•
Independent brokerage and advisory services -- includes the broker-dealer and investment advisory services provided by Investacorp and Triad through their independent contractor registered representatives.

•	Premier Trust – includes the trust administration, estate and financial planning, custody and investment services conducted by Premier.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Ladenburg	$7,420	$10,076	$29,617	$26,358
Independent brokerage and advisory services	38,819	29,138	108,122	80,399
Premier Trust	194	—	194	—
Corporate	1,930	32	1,985	104
Total revenues	$48,363	$39,246	$139,918	$106,861

Pre-tax (loss) income:
Ladenburg	$(2,272)	$(1,395)	$(4,712)	$(7,583)
Independent brokerage and advisory services	(149)	130	299	569
Premier Trust	9	—	9	—
Corporate	(566)	(2,555)	(4,779)	(7,646)
Total pre-tax loss	$(2,978)	(3,820)	$(9,183)	$(14,660)

Three months ended September 30, 2010 versus three months ended September 30, 2009

For the quarter ended September 30, 2010, we had a net loss of $3,205 compared to a net loss of $3,728 for the quarter ended September 30, 2009.The decrease in net loss of $523 is attributable to an increase in investment banking fees, an increase in the independent brokerage and advisory services segment’s commissions and advisory fees and the forgiveness of principal and interest under our NFS loan agreement.

Our total revenues for the three months ended September 30, 2010 increased $9,117 (23%) from the 2009 period, primarily as a result of increased advisory fees revenue of $4,313, increased commissions revenue of $2,878, increased investment banking revenue of $1,206 and increased other income of $2,599, partially offset by decreased principal transactions revenue of $1,535 and decreased interest and dividends revenue of $344.

Our total expenses for the three months ended September 30, 2010 increased by $8,275 (19%) from the 2009 period, primarily as a result of increased commissions and fees expense of $8,571, increased professional services of $781, increased rent and occupancy, net of sublease revenue of $417 and increased other expense of $522, partially offset by decreased compensation and benefits of $1,073, decreased interest expense of $372 and decreased non-cash compensation of $397.

The $2,878 (12%) increase in commissions revenue for the three months ended September 30, 2010 as compared to the 2009 period is primarily attributable to the recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment which had increased commissions revenue of $5,400 for the three months ended September 30, 2010 as compared to the 2009 period, primarily the result of an increase in sales of variable life and variable annuity products.  Ladenburg commissions decreased by $2,522, which was primarily attributable to unfavorable market conditions. Also, Ladenburg closed two offices during the second quarter of 2010, resulting in an $800 decrease in commissions for the three months ended September 30, 2010 compared to the 2009 period.

The $4,313 (50%) increase in advisory fee revenue for the three months ended September 30, 2010 as compared to the 2009 period is primarily attributable to the increase in advisory assets under management. We expect asset management revenue to continue to increase in the near term due to improving market conditions and newly-added advisory assets.

The $1,206 (39%) increase in investment banking revenue for the three months ended September 30, 2010 as compared to the 2009 period is primarily due to an increase in capital raising activities of $1,661, partially offset by a decrease in strategic advisory services fees of $455.  We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings, registered direct offerings and PIPES (private investment in public equity securities) offerings and strategic advisory services. Revenue from capital raising activities was $4,006 for the 2010 period as compared to $2,345 for the 2009 period. Revenue from strategic advisory services fees was $277 for the 2010 period as compared to $732 for the 2009 period.

The $1,535 (217%) decrease in principal transactions for the three months ended September 30, 2010 as compared to the 2009 period is primarily attributable to losses in the fair value of securities received as consideration in capital raising activities.

The $344 (70%) decrease in interest and dividends for the three months ended September 30, 2010 as compared to the 2009 period is primarily attributable to lower interest rates and a decrease in margin account balances.  We currently expect continued lower interest and dividends revenue in 2010 due to expected low interest rates and reduced interest sharing from our clearing broker.

The $2,599 (173%) increase in other income for the three months ended September 30, 2010 as compared to 2009 is primarily attributable to $1,429 of forgiven principal and $525 of forgiven interest under our NFS loan agreement, which is reflected in our corporate segment. Other income also increased due to increases in direct investment marketing allowances received from product sponsor programs of $66, conference revenue of $56, transaction-related fees of $66 and miscellaneous trading services of $406 in our independent brokerage and advisory services segment.

The $8,571 (37%) increase in commissions and fees expense for the three months ended September 30, 2010 as compared to the 2009 period is primarily due to an increase in commissions and advisory fees revenue. Commissions and fees expense comprises compensation payments earned by the independent contractor registered representatives in our independent brokerage and advisory services segment.  These payments are calculated based on a percentage of revenues generated and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $1,073 (10%) decrease in compensation and benefits expense for the three months ended September 30, 2010 as compared to the 2009 period was primarily due to decreases in the Ladenburg segment of $1,329 in producers’ compensation, which is directly correlated to revenue production, and a $281 decrease in salaries and benefits primarily attributed to a one-time severance charge to Ladenburg of $365 in 2009, partially offset by an increase in bonus at the corporate segment of $537.

The $417 (87%) increase in rent and occupancy, net of sublease revenue, for the three months ended September 30, 2010 as compared to the 2009 period relates to a $421 reversal of a charge recorded in the first quarter of 2009 for abandoning office space.  Ladenburg re-opened a retail brokerage branch in the third quarter of 2009.

The $781 (76%) increase in professional services expense for the three months ended September 30, 2010 as compared to the 2009 period is primarily due to an increase in legal fees of $859 in the independent brokerage and advisory services segment, partially offset by a decrease of $117 in Ladenburg’s legal fees.

The $372 (32%) decrease in interest expense for the three months ended September 30, 2010 as compared to the 2009 period is primarily attributable to lower average debt outstanding.

The $522 (21%) increase in other expense for the three months ended September 30, 2010 as compared to the 2009 period is primarily attributable to increases in our independent brokerage and advisory services segment of $357 for fees related to transitioning new independent registered representatives and increases in errors and omissions insurance premiums, $39 for marketing and advertising costs and $108 in miscellaneous trading costs.

We incurred income tax expense of $227 for the three months ended September 30, 2010 as compared to a benefit of $92 for the 2009 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2010 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $174 during the 2010 period due to goodwill amortization for tax purposes. The income tax rates for the 2010 and 2009 periods do not bear a customary relationship to effective tax rates, primarily as a result of the increase in the valuation allowance for the 2010 and 2009 periods.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Our net loss for the nine months ended September 30, 2010 was $9,837 compared to a net loss of $15,127 for the nine months ended September 30, 2009. The decrease in net loss of $5,290 is attributable to the increase in advisory fees revenue, commission revenue and investment banking transactions, partially offset by an increase in commission and fees expense and compensation and benefits expenses.

Our total revenues for the nine months ended September 30, 2010 increased $33,057 (31%) from the 2009 period, primarily as a result of increased commissions revenue of $12,545, increased advisory fees revenue of $13,680, increased investment banking revenue of $6,421, increased other income of $3,926, partially offset by decreased interest and dividends revenue of $1,937 and decreased principal transactions of $1,578.

Our total expenses for the nine months ended September 30, 2010 increased by $27,580 (23%) from the 2009 period, primarily as a result of increased commissions and fees expense of $25,065, increased compensation and benefits expense of $2,260 and increased other expense of $2,200, partially offset by decreased interest of $658 and decreased professional services expense of $409.

The $12,545 (19%) increase in commissions revenue for the nine months ended September 30, 2010 as compared to the 2009 period is primarily attributable to the recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment, which had increased commissions revenue of $14,953, primarily the result of an increase in sales of variable life insurance, variable annuity and limited partnership products.  Ladenburg commissions decreased by $2,408, primarily due to unfavorable market conditions. Also, Ladenburg closed two offices resulting in a $988 decrease in commissions for the 2010 period.

The $13,680 (60%) increase in advisory fees revenue for the nine months ended September 30, 2010 as compared to the 2009 period is primarily attributable to the increase in advisory assets under management.  We currently expect asset management revenue to continue to increase in the near term due to improved market conditions and newly added advisory assets.

The $6,421 (73%) increase in investment banking revenue for the nine months ended September 30, 2010 as compared to the 2009 period is primarily due to an increase in capital raising activities of $6,907, partially offset by a decrease in strategic advisory services fees of $486.  Revenue from capital raising activities was $12,624, including $706 in warrants for the nine months ended September 30, 2010 as compared to $2,547 for the 2009 period.  For the nine months ended September 30, 2010 and 2009, investment banking revenue included $405 and $3,575, respectively, of deferred fees from SPAC (Specified Purpose Acquisition Company) transactions which were received upon a SPAC’s completion of a business combination transaction.

The $1,578 (179%) decrease in principal transactions for the nine months ended September 30, 2010 as compared to the 2009 period is primarily attributable to losses in the fair value of securities received as consideration in capital raising activities.

The $1,937 (83%) decrease in interest and dividends for the nine months ended September 30, 2010 as compared to the 2009 period is primarily attributable to lower interest rates and a decrease in margin account balances.  We currently expect continued lower interest and dividends revenue in 2010 due to expected low interest rates and reduced interest sharing from our clearing broker.

The $3,926 (86%) increase in other income for the nine months ended September 30, 2010 as compared to 2009 is primarily attributable to $1,429 of forgiven principal and $525 of forgiven interest under our NFS loan agreement in our corporate segment.  Other income also increased due to increases in direct investment marketing allowances received from product sponsor programs of $402, conference revenue of $191, transaction-related fees of $297 and miscellaneous trading services of $744 in our independent brokerage and advisory services segment.

The $25,065 (40%) increase in commissions and fees expense for the nine months ended September 30, 2010 as compared to the 2009 period is primarily due to an increase in commissions and fees revenue. Commissions and fees expense comprises compensation payments earned by the independent contractor registered representatives in our independent brokerage and advisory services segment.  These payments are calculated based on a percentage of revenues generated and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $2,260 (8%) increase in compensation and benefits expense for the nine months ended September 30, 2010 as compared to the 2009 period was primarily due to increases in the Ladenburg segment of $1,870 in producers’ compensation and bonus, which is directly correlated to revenue production,  increase in bonus at the corporate segment of $558 and a $194 increase in bonus in our independent brokerage and advisory services segment, partially offset by decreases in salaries and benefits of $232 and $241 at Ladenburg and our independent brokerage and advisory services segment, respectively.

The $409 (9%) decrease in professional services expense for the nine months ended September 30, 2010 as compared to the 2009 period is primarily due to a decrease of $1,012 in Ladenburg’s legal fees and a decrease of $257 in audit, tax and consulting expense for all segments, partially offset by an increase of $809 in our independent brokerage and advisory services segment.

The $658 (21%) decrease in interest expense for the nine months ended September 30, 2010 as compared to the 2009 period is primarily attributable to lower average debt outstanding.

The $2,200 (34%) increase in other expense for the nine months ended September 30, 2010 as compared to the 2009 period is primarily attributable to increases in our independent brokerage and advisory services segment of $278 for fees related to transitioning new independent registered representatives, $217 for marketing and advertising costs, $300 in miscellaneous trading costs, $403 for increases in errors and omissions insurance premiums, $111 for conference expense and $306 for expenses related to the conversion of client accounts to one clearing firm.  Ladenburg experienced increases of $292 in travel expense primarily attributable to investment banking transactions and $188 for miscellaneous trading costs.

We incurred income tax expense of $654 for the nine months ended September 30, 2010 as compared to $467 for the 2009 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2010 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $540 during the 2010 period due to goodwill amortization for tax purposes. The income tax rates for the 2010 and 2009 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance for the 2010 and 2009 periods.

Liquidity and Capital Resources

Approximately 26% and 23% of our total assets at September 30, 2010 and December 31, 2009, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading and investment banking activity.  As securities dealers, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules.  Therefore, Ladenburg, Investacorp and Triad are subject to certain restrictions on their use of capital and their related liquidity. At September 30, 2010, Ladenburg’s regulatory net capital of $4,247 exceeded minimum capital requirements of $250 by $3,997.  At September 30, 2010, Investacorp’s regulatory net capital of $958 exceeded minimum capital requirements of $271 by $687.  At September 30, 2010, Triad’s regulatory net capital of $1,514 exceeded minimum capital requirements of $374 by $1,140.  Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies, and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit the operations of Ladenburg, Investacorp and Triad that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay and service our debt.

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.  Under Nevada law, Premier must maintain stockholders’ equity of $1,000.  At September 30, 2010, Premier had stockholders’ equity of $2,365.

Our primary source of liquidity consists of borrowings under our $30,000 revolving credit agreement with an affiliate of Phillip Frost, M.D., our chairman and principal shareholder. Borrowings under the $30,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At September 30, 2010, $15,350 was outstanding under the revolving credit agreement. During the first nine months of 2010, we repaid a net amount of $3,100 under the $30,000 credit agreement primarily using proceeds from the June 2010 private placement. We may repay amounts outstanding or re-borrow amounts under our revolving credit facility at any time prior to its amended maturity date of August 25, 2016, without penalty. We believe our existing assets and borrowings available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash used in operating activities for the nine months ended September 30, 2010 was $4,520, primarily due to our net loss, an increase in securities owned at fair value, receivables from clearing broker and other broker-dealers, other receivables, and other assets partially offset by an increase in accrued compensation, commissions and fees payable, and accounts payable and accrued liabilities. This compares to cash used in operating activities for the nine months ended September 30, 2009 of $1,097 primarily due to our net loss, an increase in other assets and receivables from other broker-dealers, partially offset by securities owned, receivables from clearing brokers and accrued compensation.

 Cash used in investing activities was $315 for the nine months ended September 30, 2010, due to the purchase of furniture, equipment and leasehold improvements, and the acquisition of Premier, partially offset by a decrease in restricted assets due to Investacorp’s receipt of an escrowed deposit upon the termination of a clearing agreement with one of its clearing firms. This compares to cash used in investing activities of $42 for the nine months ended September 30, 2009, primarily due to an increase in furniture, equipment and leasehold improvements partially offset by a decrease in restricted assets related to the termination of a letter of credit securing obligations under one of Ladenburg's office leases.

 Cash provided by financing activities was $5,006 for the nine months ended September 30, 2010, due to the private equity offering, stock option exercises and purchases under our employee stock purchase plan, offset by repayments of notes payable and common stock repurchases, as compared to financing activities provided $142 for the nine months ended September 30, 2009, primarily due to the $10,000 forgivable loan agreement, partially offset by repayments of amounts outstanding under our revolving credit facility, repayments of notes payable and common stock repurchases.

At September 30, 2010, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $30,000 through 2015, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $22,300 through such date.  Effective August 13, 2010, our subsidiary, Investacorp Group, Inc., entered into a five-year lease with Frost Real Estate Holdings, LLC, an entity affiliated with Phillip Frost, M.D., our chairman and principal shareholder, which began on October 1, 2010 and provides for aggregate payments during the term of  $1,581.  This amount is included in the future minimum lease payments above.

In connection with our subsidiaries’ clearing agreements, NFS provided us with a seven-year, $10,000 forgivable loan. Interest on the loan accrues at the prime rate plus 2%. If our broker-dealer subsidiaries meet certain aggregate annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $1,429, continuing on an annual basis through August 2016. Interest payments due for each such year also will be forgiven if we meet the annual clearing revenue targets. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If any principal amount is not forgiven, we may have such principal forgiven in future years if our broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. We have expensed, and expect to continue to expense, interest under the loan agreement until such interest is forgiven.  We met the first annual clearing revenue targets in August 2010.  Accordingly, in the third quarter of 2010, we recognized income of $1,429 and $525 from the forgiveness of principal and interest, respectively, and the outstanding balance under the loan was reduced to $8,571.

In connection with the Investacorp acquisition, we issued a $15,000 promissory note to Investacorp’s former principal shareholder.  The note bore interest at 4.11% per annum and was payable in 36 monthly installments.  At September 30, 2010, the outstanding balance of this note was $442.  The note was retired in October 2010.

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note bears interest at a rate of 2.51% per annum, is payable quarterly and matures in August 2011. The outstanding balance of this note at September 30, 2010 was $1,709.

In connection with the Premier acquisition, we issued a $1,161 promissory note to a subsidiary of Premier’s former shareholder.  The note bears interest at a rate of 6.50% per annum, is payable quarterly and matures in September 2015.  The outstanding balance of this note at September 30, 2010 was $1,161.

 In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted.  From inception through September 30, 2010, 1,013,194 shares have been repurchased for $1,753 under the program.

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

Current and proposed underwriting, corporate finance and other commitments are subject to due diligence reviews by our senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

We maintain inventories of trading securities which are generally received as compensation in banking transactions. At September 30, 2010, the fair market value of our inventories was $1,422 in long positions and $0 in short positions.  We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2010 will have a material adverse effect on our consolidated financial position or results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures were effective as of such date. Due to a short-term net-capital deficiency at one of our broker-dealer subsidiaries, which was discovered during a routine regulatory review, beginning in the third quarter of 2010, we have taken, and continue to take, corrective actions, including implementing new procedures to monitor net capital compliance at such broker-dealer subsidiary, reviewing net capital compliance for historical periods at such broker-dealer subsidiary, preparing amended FOCUS reports for historical periods, reporting the deficiency to governmental and self-regulatory organizations and terminating employees who had primary responsibility for monitoring and reporting such net capital compliance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please see Note 7 to our unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results.

Item 6. EXHIBITS

Exhibit No.	Description
10.1
Lease agreement, dated as of August 13, 2010 between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.(incorporated by reference to exhibit 10.1 of the registrant's current report on Form 8-K filed with the SEC on August 13, 2010).

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*

31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)

Date: November 15, 2010	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)