Form 10-K
period 2010-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2011-03-11
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
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
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐
                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE Amex on that date) held by non-affiliates of the registrant was approximately $131,546,506.

As of March 7, 2011, there were 183,596,492 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

i

PART I

ITEM 1. BUSINESS.

General

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services, asset management services and trust services through our principal subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp Inc. (collectively with related companies, “Investacorp“), Triad Advisors, Inc. (“Triad”), Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

Investacorp is an independent broker-dealer and registered investment advisor that has been serving the independent financial advisor community since 1978. Investacorp’s national network of independent contractor financial advisors primarily serves retail clients. We acquired Investacorp in October 2007. Investacorp’s independent financial advisors are located in approximately 309 offices in 42 states.

Triad is an independent broker-dealer and registered investment advisor that offers a broad range of products, services and total wealth management solutions to independent contractor financial advisors located nationwide. Triad’s independent financial advisors primarily serve retail clients. Triad was founded in 1998 and we acquired Triad in August 2008. Triad’s independent financial advisors are located in approximately 257 offices in 40 states.

LTAM is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg clients as well as clients of Investacorp’s and Triad’s financial advisors.

Premier, a Nevada trust company, provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. We acquired Premier in September 2010.

Through our acquisitions of Investacorp and Triad, we have become a significant presence in the independent broker-dealer space. During the past decade, this has been one of the fastest growing segments of the financial services industry. With combined revenues of approximately $150 million for 2010 and approximately 1,042 financial advisors for Investacorp and Triad, we have become one of the approximately 25 largest independent broker-dealers. We believe that we have the opportunity through acquisition and recruiting to significantly expand our market share in this segment over the next several years. Our goal remains as a public financial services company to marry the more recurring and predictable revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. Ladenburg’s businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in good market conditions.

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

Ladenburg’s private client services and institutional sales departments serve approximately 11,000 accounts nationwide and LTAM provides investment management services to numerous individuals and institutions. At December 31, 2010, Investacorp’s approximately 440 financial advisors served approximately 153,000 accounts nationwide and Investacorp had approximately $8.0 billion in client assets. Triad’s approximately 602 financial advisors served approximately 125,000 accounts nationwide and had approximately $13.0 billion in client assets at December 31, 2010. On a consolidated basis, total client assets exceeded $22 billion at December 31, 2010.

We were incorporated under the laws of the State of Florida in February 1996.

Available Information

Our corporate filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any amendments to those filings, are available, free of charge, on our Web site, www.ladenburg.com, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. We do not intend for information contained in our Web site, or those of our subsidiaries, to be a part of this annual report on Form 10-K. In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. We will provide to any person, without charge, a copy of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Ladenburg Thalmann Financial Services Inc., 4400 Biscayne Blvd., 12th Floor, Miami, FL 33137, Attn: Secretary.

Caution Concerning Forward-Looking Statements and Risk Factors

This annual report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations or beliefs and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the views expressed in the forward-looking statements contained in this report due to changes in economic, business, competitive, strategic and/or regulatory factors, and other factors affecting the operation of our businesses. For more detailed information about these factors, and risk factors about our operations, see Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Special Note Regarding Forward-Looking Statements” below. We are not required (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Recent Developments

Private Equity Offering

On May 28, 2010, we entered into stock purchase agreements with various investors, including investors who are our directors and executive officers, who agreed to purchase an aggregate of 14,050,000 shares of our common stock at a price of $1.00 per share. On September 15, 2010, we sold an aggregate of 13,325,000 shares and received gross proceeds of $13,325,000 from investors who are not affiliated with us. Under NYSE Amex rules, our shareholders approved the sale of the remaining 725,000 shares to investors who are our directors and executive officers, or affiliates thereof, at our 2010 Annual Meeting on September 24, 2010. On October 1, 2010 we sold such 725,000 shares of common stock to our affiliates and received gross proceeds of $725,000. The funds received from the private equity offering were used for general corporate purposes and repayment of debt.

Premier Trust Acquisition

On September 1, 2010, we acquired Premier Trust, Inc., a provider of wealth management services, including trust administration, estate and financial planning and custody services. Founded in 2001, Premier is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with assets under administration in excess of $540 million at December 31, 2010.

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

Business Segments

Effective as of September 1, 2010 (the date we acquired Premier), we have three operating segments, consisting of the investment banking, sales and trading and asset management services, and investment activities conducted by Ladenburg and LTAM, the independent brokerage and advisory services business conducted by Investacorp and Triad and the trust services provided by Premier. Financial and other information by segment for the years ended December 31, 2010, 2009 and 2008 is set forth in Note 16 to our consolidated financial statements included in this report.

Ladenburg

Ladenburg is a full-service investment bank that provides investment banking, sales and trading and equity research to its corporate and institutional clients and high net-worth individuals.

Investment Banking Activities

Ladenburg's investment banking professionals provide corporate finance and strategic and financial advisory services to public and private companies, primarily those companies with market capitalizations below $500 million, which we refer to as middle-market companies. Ladenburg provides these middle-market companies with capital raising and strategic advisory services throughout their growth cycles. Ladenburg offers its clients a high level of attention from senior personnel and has designed its organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients. Ladenburg's 18 investment banking professionals serve clients nationwide and worldwide from its offices in New York, New York and Miami, Florida.

Corporate Finance

Ladenburg's capital markets group provides capital origination services primarily to middle-market companies. Ladenburg's investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg's ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the initial public offering market may not be consistently favorable, we expect that Ladenburg will participate in follow-on offerings, registered direct offerings, PIPEs and other private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the registered direct and PIPEs areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2010, we participated in 46 underwritten offerings that raised an aggregate of approximately $10.8 billion. In 2010, Ladenburg placed six registered direct and PIPE offerings, that raised an aggregate of approximately $38 million for clients in the healthcare, biotechnology, energy and other industries.

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

Strategic and Financial Advisory Services

Ladenburg advises clients on a wide range of strategic and financial issues. When Ladenburg advises a company in the potential acquisition of another company, business or assets, its services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. Ladenburg also may provide advice regarding the timing, structure, financing and pricing of a proposed acquisition and may assist in negotiating and closing the acquisition. Ladenburg's buy-side and sell-side mandates often require that it leverage its extensive relationships and capital markets expertise. These mandates generally have a limited duration so Ladenburg seeks to develop new engagements from existing and prior clients, as well as their legal and other advisors.

Ladenburg has extensive expertise in providing fairness opinions that often are necessary or requested in a variety of situations, including mergers, acquisitions, restructurings, financings and privatizations. Ladenburg provides fairness opinions and analyses to boards of directors, independent committees of boards of directors and shareholders. The firm also provides objective advice on the valuation of businesses and securities in connection with mergers, acquisitions, leveraged buyouts and restructurings, going-private transactions and certain other market activities.

Sales and Trading

Ladenburg’s private client services and institutional sales departments currently serve a total of approximately 11,000 accounts nationwide. Ladenburg charges commissions to its individual and institutional clients for executing securities trading orders.

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

Research Services

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department provides research coverage on more than 120 companies, specializing in small- to mid-cap companies in the power and electric utilities, exploration and production, biotechnology, personalized medicine, medical devices and healthcare industries; MLPs, BDCs and REITs; China-based companies; and other companies on a special situations basis. Ladenburg’s research coverage may expand to additional sectors in the future. Research is provided on a fee basis to certain institutional accounts.

Our research department:

•	reviews and analyzes general market conditions and other industry groups;
•	issues written reports on companies with recommendations on specific actions, with buy, sell or neutral ratings;
•	furnishes information to retail and institutional customers; and
•	responds to inquires from customers and account executives.

Asset Management

Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor offering various asset management products utilized by Ladenburg clients, as well as clients of Investacorp’s and Triad’s financial advisors.

Ladenburg Asset Management Program

The Ladenburg Asset Management Program provides centralized management of mutual fund and exchange-traded fund portfolios based on asset allocation models. Features of the program include active rebalancing at the asset class and security level, minimum account size, risk analysis, customized investment policy statements and comprehensive performance reporting.

Investment Consulting Services

LTAM’s Investment Consulting Services (“ICS”) provides clients with access to professional money managers usually available only to large institutions, across the spectrum of major asset classes. Whether the client requires a complete asset allocation strategy or an investment manager for a single asset class, each of our managers has been thoroughly examined for inclusion in the ICS program. Once a manager has been added to the platform, it is regularly reviewed in order to ensure that it represents a suitable solution. Through ICS, LTAM services high net worth clients and institutions, such as foundations and hospitals.

Ladenburg Thalmann Alternative Strategies Fund

LTAM has created a closed-end interval fund, the Ladenburg Thalmann Alternative Strategies Fund, that includes alternative investment products and allows clients to access these investments with low minimums and without being required to be accredited investors. LTAM's new mutual fund is comprised of a portfolio of alternative investments in more than ten asset classes, including, among others, REITs, MLPs, managed futures and equipment leasing.

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

Retirement Plan Sponsor Services

LTAM provides investment consulting services to sponsors of retirement plans, such as 401(k) plans. These services include: identifying mutual funds and ETF’s for the plan sponsor’s review and final selection based on the selection criteria stated in the plan’s investment policy statement; assisting in the planning of, and participating in, enrollment and communication meetings; and providing to the plan sponsor quarterly performance reports of the funds for the purpose of meeting the plan fiduciary’s obligation to monitor plan assets. Certain plan participants also may engage LTAM to manage their plan assets on a discretionary basis.

Alternative Investments

LTAM provides high net worth clients and institutional investors the opportunity to invest in proprietary and third party alternative investments. These include, but are not limited to, hedge funds, funds of funds, private equity, venture capital and real estate.

Ladenburg Architect Program

LTAM provides its customers the Ladenburg Architect Program as a non-discretionary, fee-based, advisory account that allows customers to maintain control over the management of the account and choose from a diverse group of securities. The program features quarterly performance monitoring, check writing, a debit card and online account access.

Third Party Advisory Services

Together with its affiliates, LTAM may also provide advisory services, ranging from proprietary investment solutions to access to professional money managers for the clients of Triad and Investacorp Advisory Services, Inc. (“IAS”), Investacorp’s registered investment advisor.

Investment Activities

Ladenburg may from time to time seek to realize investment gains by purchasing, selling and holding securities for its own account. Ladenburg may also from time to time engage for its own account in the arbitrage of securities. We are required to commit the capital necessary for use in these investment activities. The amount of capital committed at any particular time will vary according to market, economic and financial factors, including the other aspects of our business. Also, Ladenburg regularly receives shares or warrants that entitle it to purchase securities of the corporate issuers for which it raises capital or provides advisory services.

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

Investacorp’s and Triad’s financial advisors also may provide consultation and financial planning services including: estate planning, retirement and financial goal planning, educational funding, asset allocation and insurance needs analysis, as well as general analysis and planning. These financial advisors may prepare a written financial plan based upon the client’s stated goals, needs and investment profile.

Strategy for our Independent Brokerage and Advisory Services Business

Investacorp and Triad are focused on increasing their networks of financial advisors, revenues and client assets as described below.

•	Recruit experienced financial professionals. Each of Investacorp and Triad actively recruits experienced financial professionals. These efforts are supported by advertising, targeted direct mail and inbound and outbound telemarketing. Although Investacorp and Triad will continue to attempt to recruit those financial advisors who sell primarily mutual funds, annuities and insurance, it also intends to pursue financial advisors who focus on the sale of equities, fixed income and alternative investment products.
•	Provide technological solutions to home-office employees and independent financial advisors. We believe that it is imperative that Investacorp and Triad continue to possess state-of-the-art technology so that their employees and independent financial advisors can effectively transact, facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing our commitment to provide a highly capable technology platform to process business, we believe that Investacorp and Triad can achieve economies of scale and potentially reduce the need to hire additional personnel.
•	Build recurring revenue. We have recognized the trend toward increased investment advisory business and each of Investacorp and Triad is focused on building its fee based investment advisory business, which may be better suited for certain clients. While these fees generate substantially lower first year revenue than most commission products, the recurring nature of these fees provides a platform for accelerating future revenue growth.
•	Assist financial advisors to increase their sales. Investacorp and Triad are aligned with their financial advisors in seeking to increase their sales and improve productivity. Investacorp and Triad undertake initiatives to assist their financial advisors with client recruitment, training, compliance and product support. Investacorp and Triad also focus on improving back-office support to allow financial advisors more time to focus on serving their clients, rather than attending to administrative matters.
•	Acquire other independent brokerage firms. We may also pursue the acquisition of other

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

Investacorp

Investacorp supports its independent contractor financial advisors in providing products and services to their clients in approximately 295 branch offices located in 42 states. The number of financial advisors in these offices ranges from one to 15. Approximately 25% of the financial advisors are located in Florida with a significant number located in New York. Revenues generated from Investacorp’s business represented 31% of our total revenues for 2010.

Triad

Triad supports its independent contractor financial advisors in providing products and services to their clients in approximately 278 branch offices located in 38 states. The number of financial advisors in these offices ranges from one to seven. Approximately 14% of the financial advisors are located in Georgia with a significant number located in Florida. Revenues generated from the business of Triad represented 47% of our total revenues for 2010.

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

Investacorp’s Asset Management Business

Advisor Managed Accounts

IAS offers five account structures for advisor managed accounts, based on technologies from National Financial Services LLC, which we refer to as NFS, allowing its financial advisors and their clients to determine the best structure for their needs. These accounts consist of fee based and “wrap fee” accounts.

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

Triad’s Asset Management Business

Advisor Managed Accounts

Triad offers four account structures for advisor managed accounts allowing its financial advisors and their clients to determine the best structure for their needs. These accounts consist of fee-based and “wrap fee” accounts.

Third Party Managed Accounts

For financial advisors who prefer not to act as portfolio managers, Triad offers third party management options. These options employ managers who select diversified, fee-based asset management investment portfolios based on a client’s needs. The types of portfolios may include separately managed portfolios, multi-managed accounts, and mutual fund model portfolios. These portfolios may also include portfolio analytics, performance reporting and position-specific reporting.

Investalink®

Investalink® is our proprietary and customized back-office and financial advisor workstation. We believe this proprietary technology provides a key competitive advantage in recruitment and retention of financial advisors in our independent brokerage and advisory services segment. Investalink® allows for online account opening, consolidated statements for multiple clearing firms and fund families, compliance monitoring, commissions tracking, comprehensive client management and other features. Also, Investalink's financial advisor desktop combines transactional and trend analysis, links to real-time market data, quick logins for inter-application connectivity and integration of third-party applications. Investacorp's financial advisors currently use Investalink®. During 2010, Triad has made the Investalink® technology platform available to its financial advisors under the name I-link.

Premier

Founded in 2001, Premier is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with assets under administration of in excess of $540 million at December 31, 2010. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services.Working in combination with a client’s legal and other professional advisors, Premier professionals assist with every aspect of planning, including retirement, income and estate taxes, succession of the family business, transferring assets to future generations and asset protection.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our broker-dealer subsidiaries do not hold funds or securities for their customers. Instead, each of Ladenburg, Triad and Investacorp use the services of NFS, a Fidelity Investments® company, as its clearing agent on a fully disclosed basis. The clearing agent processes all securities transactions and maintains customer accounts on a fee basis. SIPC coverage protects client accounts up to $500,000 per customer, including up to $100,000 for cash. NFS also maintains “Excess SIPC” insurance coverage, providing additional protection. Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for Ladenburg’s, Investacorp’s and Triad’s brokerage activities. The clearing agent also lends funds to Ladenburg’s, Investacorp’s and Triad’s customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify the clearing agent for losses it may incur on these credit arrangements. During the first quarter of 2010, Investacorp consolidated from three clearing agents to one firm, NFS.

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

A growing number of brokerage firms offer online trading which has further intensified the competition for brokerage customers. Ladenburg, Investacorp and Triad currently do not offer any online trading services to their customers, although they offer on-line account access so their customers can review their account balances and activity. Competition also is increasing from other financial institutions, notably banking institutions, insurance companies and other organizations, which offer customers some of the same services and products presently provided by securities firms. We seek to compete through the quality of our financial advisors and investment bankers, our level of service, the products and services we offer and our expertise in certain areas.

There is significant competition for qualified personnel in the financial services industry. Our ability to compete effectively depends on attracting, retaining and motivating qualified financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel.

Government Regulation

The securities industry, including our business, is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including FINRA and the MSRB. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations.

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Ladenburg is a registered broker-dealer with the SEC and a member firm of the NYSE. Each of Investacorp and Triad is a registered broker-dealer with the SEC. Each of Ladenburg, Investacorp and Triad is licensed to conduct activities as a broker-dealer in all 50 states.

The regulations to which broker-dealers are subject cover all aspects of the securities industry, including:

•	sales methods and supervision;
•	trading practices among broker-dealers;
•	use and safekeeping of customers’ funds and securities;
•	capital structure of securities firms;
•	record-keeping;
•	conduct of directors, officers and employees; and
•	advertising, including regulations related to telephone solicitation.

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

Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or financial advisors. Premier is subject to regulation by the Nevada Department of Business and Industry.

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

Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1 and the Commodity Futures Trading Commission’s Regulation 1.17. Ladenburg has elected to compute its net capital under the alternative method allowed by these rules. At December 31, 2010, Ladenburg had net capital, as defined by such rules, of $5,002,927, which exceeded its minimum capital requirement of $250,000 by $4,752,927.

Investacorp is subject to SEC Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by such rule, shall not exceed 15 to 1. At December 31, 2010, Investacorp had net capital of $1,597,896 which was $1,340,699 in excess of its required net capital of $257,197. At December 31, 2010, Investacorp’s net capital ratio was 2.41 to 1.

Triad is also subject to SEC Rule 15c3-1. At December 31, 2010, Triad had net capital, as defined by such rule of $2,290,050, which was $1,761,395 in excess of its required net capital of $528,655. At December 31, 2010, Triad’s net capital ratio was 3.46 to 1.

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

Failure to maintain the required net capital may subject a firm to fines, suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. During the fourth quarter of 2009, one of our broker-dealer subsidiaries had a short-term net-capital deficiency and could face disciplinary action including a fine, a suspension of its operations and/or rescission of revenues relating to the period of non-compliance. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which could limit our ability to pay dividends and repay debt. In the past, Ladenburg has entered into, and from time to time in the future may enter into, temporary subordinated loan arrangements to borrow funds on a short-term basis from our shareholders or clearing broker to supplement the capital of our broker-dealers to facilitate underwriting transactions.

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier must maintain minimum stockholders’ equity of at least $1 million. At December 31, 2010, Premier had stockholders’ equity of $2.1 million.

Geographic Area

We are domiciled in the United States and substantially all of our revenue is attributed to activities in the United States. All of our long-lived assets are located in the United States.

Personnel

At December 31, 2010, Ladenburg had a total of 152 employees, of whom 89 are producers and 63 are other full time employees; Investacorp had approximately 440 non-employee financial advisors and 65 full time employees; Triad had approximately 602 non-employee financial advisors and 42 full time employees; and Premier had 19 full time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees and independent contractors to be good.

ITEM 1A. RISK FACTORS.

You should carefully consider all of the risks described below regarding our company. Our business, financial condition or results of operation could be materially adversely affected by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially and adversely affect our business operations.

Risk Factors Relating to Our Business

Changing conditions in financial markets and the economy could adversely affect our financial condition and results of operation.

Our financial results for 2010, 2009 and 2008 were adversely affected by the turmoil in the financial markets and the economy in general. As a securities and investment banking firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could materially adversely affect our business in many ways, including the following:

•	a market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads;
•	unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions;
•	adverse changes in the market could lead to losses from principal transactions. To the extent that we own assets, i.e., have long positions, a downturn in the market could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions, an upturn in the market could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market;
•	adverse changes in the market could also lead to a reduction in revenues from asset management fees. Even in the absence of a market downturn, below-market investment performance by portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors;
•	increases in credit spreads, as well as limitations on the availability of credit, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations;
•	new or increased taxes on compensation payments such as bonuses or securities transactions may adversely affect our financial results; and
•	low market interest rates adversely impact interest sharing revenues received from our clearing firm.

We have incurred, and may continue to incur, significant operating losses.

We incurred significant losses from operations for each of the years in the three-year period ended December 31, 2010 and during each of the years in the four-year period ended December 31, 2005. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2011, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

A large portion of our revenue for any period may result from a limited number of underwriting transactions.

A large part of our revenue for any period may be derived from a limited number of underwritings in which Ladenburg serves as either the lead or co-manager. If Ladenburg does not serve as lead or co-manager of underwritings in any given period, then our revenues, liquidity and results of operations may be materially adversely affected.

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

Our ability to satisfy our obligations and to reduce our total debt which, as of December 31, 2010 was approximately $27.9 million, depends on our future operating performance and prospects. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. As a result, we may not be able to generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations which would have a material adverse effect on our business, profitability and results of operations.

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

Ladenburg’s investment banking clients generally retain Ladenburg on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, Ladenburg must seek out new engagements when its current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business and results of operations would likely be adversely affected.

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

From time to time, individuals we employ may choose to leave our company to pursue other opportunities. We have experienced losses of financial advisors, trading and investment banking professionals in the past, and the level of competition for key personnel remains intense. We cannot assure you that the loss of key personnel will not occur again in the future. In addition, we expend significant resources in recruiting, training and retaining our financial advisors. The loss of a financial advisor or a trading or investment banking professional, particularly a senior professional with a broad range of contacts in an industry, or the failure to recruit productive financial advisors could materially and adversely affect our results of operations.

Poor performance of the investment products and services recommended or sold to asset management clients may have a material adverse effect on our business.

Our investment advisory clients generally may terminate their contracts at anytime. These clients can terminate their relationship, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

Systems failures could significantly disrupt our business.

Our business depends on our and our clearing firm’s ability to process, on a daily basis, many transactions across numerous and diverse markets and the transactions we process have become increasingly complex. We rely heavily on our communications and financial, accounting and other data processing systems, including systems we maintain and systems provided by our clearing broker and service providers. We face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted.

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

A relatively small number of institutional customers generates a significant portion of our institutional trading revenue.

A relatively small number of our institutional investor customers generate a substantial portion of our institutional trading revenue. If any key customers depart or reduce their business with us and we fail to attract new customers that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.

A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations.

Ladenburg has subleased office space at 590 Madison Avenue, New York, New York to three unrelated subtenants, some of whom are engaged in the financial services industry. The subleases provide for sublease payments to Ladenburg of approximately $21 million through June 2015. Should any of the sub-tenants not pay their sublease payments to Ladenburg or otherwise default under a sublease for an extended period of time, it may have a material adverse effect on our liquidity, cash flows and results of operations. For additional information regarding these subleases, see Note 11 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

Each of Ladenburg, Triad and Investacorp uses one clearing broker to process securities transactions and maintain customer accounts on a fee basis. The clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. Ladenburg, Investacorp and Triad depend on the operational capacity and ability of their clearing broker for the orderly processing of transactions. By engaging the processing services of a clearing firm, each of Ladenburg, Investacorp and Triad is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If these clearing agreements were terminated for any reason, we would be forced to find an alternative clearing firm. We cannot assure you that we would be able to find an alternative clearing firm on acceptable terms to us or at all. Also, the loss of the clearing firm could hamper Investacorp’s and Triad's ability to recruit and retain their respective independent financial advisors.

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

Our subsidiaries are subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against our subsidiaries or their financial advisors may allege liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to effect securities transactions on behalf of clients, to choose suitable investments for any particular client, to supervise a financial advisor or to provide insurance carriers with complete and accurate information. It is not always possible to prevent or detect errors and omissions, and the precautions our subsidiaries take may not be effective in all cases. Moreover, our Ladenburg subsidiary and its financial advisors do not carry errors and omissions insurance coverage. Our liability for significant and successful errors and omissions claims may materially and negatively affect our results of operations.

We are subject to various risks associated with the securities industry, any of which could have a materially adverse effect on our business, cash flows and results of operations.

We are subject to uncertainties that are common in the securities industry. These uncertainties include:

•	the volatility of domestic and international financial, bond and stock markets;
•	extensive governmental regulation;
•	litigation;
•	intense competition;
•	substantial fluctuations in the volume and price level of securities; and
•	dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume and investment banking activity, profitability is impaired because certain expenses remain relatively fixed. We are much smaller and have much less capital than many competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.

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

Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators.

Our broker-dealer subsidiaries are subject to the SEC’s net capital rule, which requires the maintenance of minimum net capital. Also, Triad is subject to the net capital requirements of CFTC Regulation 1.17. Under Nevada law, Premier must maintain minimum stockholders’ equity of at least $1,000,000. At December 31, 2010, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier exceeded its minimum stockholder's equity requirement. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital. The net capital rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC or the CFTC, as applicable, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. During the fourth quarter of 2009, one of our broker-dealer subsidiaries had a short-term net-capital deficiency and could face disciplinary action including a fine, a suspension of its operations and/or rescission of revenues relating to the period of non-compliance.

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

Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations

We may be unable to successfully integrate acquired businesses into our existing business and operations, which may adversely affect our cash flows, liquidity and results of operations.

We have completed six acquisitions since 2006. We continue to explore opportunities to grow our business, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, incurrence of a material amount of debt or the issuance of significant amounts of our equity securities, which may increase our leverage and/or be dilutive to our existing shareholders. We may experience difficulty integrating the operations of these entities or any other entities acquired in the future into our existing business and operations. Furthermore, we may not be able to retain all of the employees we acquire as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. If we are unable to successfully integrate acquired businesses into our existing business and operations in the future, it could have a material adverse effect on our liquidity, cash flows and results of operations.

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

The trading price of our common stock has ranged between $0.80 and $1.74 per share for the 52 week period ended March 1, 2011. We expect that the market price of our common stock may continue to fluctuate significantly.

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

At March 1, 2011, our executive officers, directors and companies with which these individuals are affiliated with beneficially owned approximately 38% of our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

Possible additional issuances will cause dilution.

At December 31, 2010, we had outstanding 183,496,492 shares of common stock and options and warrants to purchase a total of 30,012,740 shares of common stock. We are authorized to issue up to 400,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they would own a smaller percentage of our company.

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

We intend to retain any future earnings to fund the development and growth of our business. We do not anticipate paying cash dividends in the foreseeable future. Accordingly, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any positive return on your investment in our common stock. Net capital requirements imposed on our subsidiaries may also restrict our ability to pay dividends.

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

Ladenburg previously leased office space at 590 Madison Avenue, New York, New York and has subleased all of this space to three unrelated parties on various terms providing for sublease payments to Ladenburg of approximately $21 million. The lease, under which Ladenburg is still obligated as the main lessor, expires in June 2015. See Item 1A. “Risk Factors — A default by any of Ladenburg's subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations” above. Ladenburg also operates branch offices in leased office space located in Miami and Boca Raton, Florida, Princeton, New Jersey and Melville and New York, New York.

Investacorp’s principal executive offices are located at 4400 Biscayne Boulevard, 11th Floor, Miami, Florida 33137, where it leases from Frost Real Estate Holdings, LLC approximately 11,475 square feet of office space under a lease that expires in September 2015. Investacorp’s independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise.

Triad’s principal executive offices are located at 5185 Peachtree Parkway, Suite 280, Norcross, Georgia, 30092, where it leases approximately 11,300 square feet of office space under a lease that expires in June 2012. Triad’s independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise.

Premier’s principal executive offices are located at 4465 S. Jones Boulevard, Las Vegas, NV 89103 where it leases approximately 8,200 square feet of office space under a lease that expires in February 2016.

ITEM 3. LEGAL PROCEEDINGS.

The information under the heading “Litigation and Regulatory Matters” contained in Note 11 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K is incorporated by reference in this Item 3.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NYSE Amex under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2010		2009
Period	High	Low	High	Low
First Quarter	$1.24	$.60	$.98	$.36
Second Quarter	1.74	.87	.89	.45
Third Quarter	1.36	.80	.85	.45
Fourth Quarter	1.37	1.00	.82	.57

Holders

At March 1, 2011, there were approximately 3,851 record holders of our common stock.

Dividends

We have never paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at our board of director’s discretion after taking into account our financial condition, operating results, anticipated cash needs and any other factors that our board of directors may deem relevant. The net capital requirements imposed on our subsidiaries also restrict our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2010	2009	2008	2007		2006
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$194,526 (a)	$150,675	$120,970 (b)	$95,826	(c)	$46,858
Total expenses	204,616	168,279	140,214	85,922		42,010
(Loss) income before income taxes	(10,090)	(17,604)	(19,244)	9,904	(d)	4,848	(e)
Net (loss) income	(10,951)	(18,673)	(20,263)	9,391	(d)	4,659	(e)
Per common and equivalent share:
Basic and diluted:
(Loss) income per common share	$(0.06)	$(0.11)	$(0.12)	$0.06		$0.03
Basic weighted average common shares	175,698,489	168,623,375	165,812,495	157,355,540		148,693,521
Diluted weighted average common shares	175,698,489	168,623,375	165,812,495	168,484,469		153,087,961
Balance Sheet Data:
Total assets	$101,825	$94,637	$101,668	$114,132		$47,343
Total liabilities	54,906	56,843	50,378	60,029		19,009
Shareholders’ equity	46,919	37,794	51,290	54,103		28,334
Other Data:
Book value per share	$0.26	$0.22	$0.30	$0.33		$0.18

(a)	Includes $970 of revenue from Premier (acquired September 1, 2010).
(b)	Includes $21,190 of revenue from Triad (acquired August 13, 2008).
(c)	Includes $12,191 of revenue from Investacorp (acquired October 19, 2007).
(d)	Includes losses on extinguishment of debt of $1,833.
(e)	Includes $4,983 net gain on sale of Ladenburg’s NYSE and CBOE memberships.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollars in thousands, except share and per share amounts)

Overview

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services, asset management services and trust services through our principal subsidiaries, Ladenburg, Investacorp, Triad, LTAM and Premier. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

We have three operating segments, consisting of the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM, the independent brokerage and advisory services business conducted by Investacorp and Triad, and the trust services provided by Premier.

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence or material amounts of debt or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders and/or may increase our leverage. We cannot assure you that we will be able to complete any such potential acquisitions on terms acceptable to us or, if we do, that any acquired business will be profitable. There is also a risk that we will not be able to successfully integrate acquired businesses into our existing business and operations. See Item 1A, “Risk Factors — Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations.”

Recent Developments

Private Equity Offering

On May 28, 2010, we entered into stock purchase agreements with various investors, including investors who are our directors and executive officers, who agreed to purchase an aggregate of 14,050,000 shares of our common stock at a price of $1.00 per share. On September 15, 2010, we sold an aggregate of 13,325,000 shares and received gross proceeds of $13,325 from investors who are not affiliated with us. Under NYSE Amex rules, our shareholders approved the sale of the remaining 725,000 shares to investors who are our directors and executive officers, or affiliates thereof, at our 2010 Annual Meeting on September 24, 2010. On October 1, 2010 we sold such 725,000 shares of common stock to our affiliates and received gross proceeds of $725. The funds received from the private equity offering were used for general corporate purposes and repayment of debt.

Premier Trust Acquisition

On September 1, 2010, we acquired Premier Trust, Inc., a provider of wealth management services, including trust administration, estate and financial planning and custody services. Founded in 2001, Premier is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with assets under administration in excess of $540 million at December 31, 2010.

NFS Forgivable Loan

On August 25, 2009, NFS provided us with a seven-year, $10,000 forgivable loan. NFS serves as the clearing broker for our three principal broker-dealer subsidiaries. If our broker-dealer subsidiaries meet aggregate annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan is forgiven in seven equal annual installments of $1,429, in August of each year. Interest payments due for each such year are also forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If any principal amount is not forgiven, we may have such principal forgiven in future years if our broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. We have expensed, and will continue to expense, interest under the loan agreement until such interest is forgiven. The first annual clearing revenue target was met in August 2010. Accordingly, in the third quarter of 2010, we recognized income of $1,429 and $525 from the forgiveness of principal and interest, respectively, and the outstanding balance under the loan was reduced to $8,571.

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

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of Ladenburg, Investacorp and Triad introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing broker, which maintains the customers’ accounts and clears such transactions. Also, the clearing broker provides the clearing and depository operations for Ladenburg’s, Investacorp’s and Triad’s proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as we have agreed to indemnify our clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $4, $101 and $74 for the years ended December 31, 2010, 2009 and 2008, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $286 at December 31, 2010 and $453 at December 31, 2009 for potential losses. However, in the past we have been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

Fair Value.  “Trading securities owned” and “Securities sold, but not yet purchased” on our consolidated statements of financial condition are recorded at fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.

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

The Financial Accounting Standards Board, which we refer to as the FASB, has issued authoritative accounting guidance that defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. The guidance clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and became effective for us on January 1, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

Valuation of Deferred Tax Assets.  We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2010, which consist principally of the tax benefit of net operating loss carryforwards and compensation charges related to equity instruments, amount to $41,170. After consideration of all the evidence, both positive and negative, especially the fact that we sustained a cumulative pre-tax loss for the periods 2006 through 2010, we have determined that a valuation allowance at December 31, 2010 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2010, we had net operating loss carryforwards of approximately $77,000, expiring in various years from 2015 through 2029.

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

Goodwill.  Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. We did not identify any impairment of goodwill for the year ended December 31, 2010. During 2010, the carrying amount of goodwill was reduced by $35, representing the tax benefit realized for the excess of tax-deductible goodwill over goodwill recognized for financial reporting purposes.

Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad (since August 13, 2008), Premier (since September 1, 2010) and our other wholly-owned subsidiaries.

The following table presents a reconciliation of EBITDA, as adjusted, to net loss as reported:

	Year Ended December 31,
	2010	2009	2008
Total revenues	$194,526 (1)	$150,675	$120,970 (2)
Total expenses	204,616	168,279	140,214
Pre-tax loss	(10,090)	(17,604)	(19,244)
Net loss	(10,951)	(18,673)	(20,263)
EBITDA, as adjusted	$2,701	$(1,849)	$(5,745)
Add:
Interest income	(14)	70	219
Sale of exchange memberships	—	—	519
Less:
Interest expense	(3,241)	(3,977)	(4,534)
Income tax expense	(861)	(1,069)	(1,019)
Depreciation and amortization	(3,978)	(4,143)	(3,438)
Non-cash compensation	(5,439)	(7,534)	(6,265)
Clearing conversion expense	(119)	(171)	—
Net loss	$(10,951)	$(18,673)	$(20,263)

(1)	Includes $970 of revenue from Premier (acquired September 1, 2010).
(2)	Includes $21,190 of revenue from Triad (acquired August 13, 2008).

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

Our EBITDA, as adjusted, increased $4,550 in 2010 compared to 2009 primarily as a result of a smaller net loss in 2010 as compared to 2009. EBITDA, as adjusted, increased $3,896 in 2009 as compared to 2008 primarily as a result of a smaller net loss in 2009 as compared to 2008.

As a result of the Premier acquisition on September 1, 2010, we have three operating segments. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor financial advisors. The Premier segment includes the trust services provided by Premier.

	Year Ended December 31,
	2010	2009	2008
Revenues:
Ladenburg	$41,194	$38,671	$41,997
Independent Brokerage and Advisory Services(1)	150,409	111,931	79,190
Premier(2)	970	—	—
Corporate	1,953	73	(217)
Total revenues	$194,526	$150,675	$120,970
Pre-tax (loss) income:
Ladenburg	$(4,364)	$(8,006)	$(8,140)
Independent Brokerage and Advisory Services(1)	1,061	802	203
Premier(2)	25	—	—
Corporate(3)	(6,812)	(10,400)	(11,307)
Total pre-tax loss	$(10,090)	$(17,604)	$(19,244)

(1)	Includes Triad since its August 13, 2008 acquisition.
(2)	Includes Premier since its September 1, 2010 acquisition.
(3)	Includes interest, compensation, professional fees and other general and administrative expenses.

Year ended December 31, 2010 compared to year ended December 31, 2009

For the fiscal year ended December 31, 2010, we had a net loss of $10,951 compared to a net loss of $18,673 for the fiscal year ended December 31, 2009, primarily due to Ladenburg’s improved performance. Net loss for 2010 benefited from a $1,429 gain from forgiven principal under the NFS loan and included $5,439 of non-cash compensation expense as compared to non-cash compensation expense of $7,534 in 2009.

Our total revenues for 2010 increased $43,851 (29%) from 2009, primarily as a result of increased commissions of $15,673, increased advisory fees of $20,532, increased investment banking of $5,785, and increased other income of $4,424, partially offset by decreased interest and dividends revenue of $1,848 and decreased principal transactions of $715.

Our total expenses increased in 2010 by $36,337 (22%) from 2009 primarily as a result of an increase in commissions and fees of $34,955, an increase in compensation and benefits of $3,077, and an increase in other expense of $1,627, partially offset by a decrease in non-cash compensation expense of $2,095 and a decrease in interest expense of $736.

The $15,673 (17%) increase in commissions revenue in 2010 as compared to 2009 was primarily attributable to the recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment which had increased commissions revenue of $19,579 offset by a decrease in Ladenburg commissions revenue of $3,906. The decrease at Ladenburg is primarily attributable to lower agency commissions and Ladenburg’s closing of two offices during the second quarter of 2010, which resulted in a $2,007 decrease in commissions in 2010 as compared to 2009.

The $20,532 (62%) increase in advisory fee revenue in 2010 as compared to 2009 was due to the higher average assets under management at LTAM, Triad and Investacorp resulting from the addition of new accounts and appreciation in total assets. Total assets under management increased 30% at December 31, 2010 as compared to December 31, 2009. We currently expect asset management revenue to increase in 2011 due to recent improvement in market conditions and newly-added advisory assets.

The $5,785 (38%) increase in 2010 investment banking revenue was primarily due to an increase in capital raising fees of $6,419 resulting from increased investment banking activity. Our investment banking revenue is derived from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $15,712 in 2010, including $183 in warrants received as investment banking fees, and $7,608 in 2009. Private placement revenue was $2,621 in 2010, including $641 in warrants received as investment banking fees, and $3,729 in 2009, including $544 in warrants received as investment banking fees. Investment banking revenue includes $405 in 2010 and $5,939 in 2009, of deferred fees from special purpose acquisition companies (SPAC) offerings. Typically, a significant portion of the underwriting fees for a SPAC transaction are deferred fees and are recognized only upon a SPAC's successful completion of a business combination transaction.As of the date of this report, Ladenburg does not have a material backlog of deferred SPAC transaction fees.

The $715 (85%) decrease in principal transactions in 2010 as compared to 2009 was primarily attributable to decreases in the fair value of securities received as underwriting consideration.

The $1,848 (78%) decrease in interest and dividends in 2010 as compared to 2009 was primarily attributable to lower interest rates and a decrease in margin account balances. We expect continued lower interest and dividends revenue in 2011 due to the current low interest rate environment and lower interest sharing from our clearing broker.

The $4,424 (68%) increase in other income in 2010 as compared to 2009 was primarily attributable to $1,429 of forgiven principal and $525 of forgiven interest under our NFS loan agreement, which is reflected in our corporate segment. If our broker-dealer subsidiaries meet aggregate annual clearing revenue targets, principal and interest under the NFS loan may be forgiven. Other income also increased in our independent brokerage and advisory services segment, which had a $623 increase in direct investment marketing allowances received from product sponsor programs, conference revenue of $192, transaction-related fees of $362 and miscellaneous trading services revenue of $608. Other income also included $270 for customer charges and $135 received in the settlement of a claim at Ladenburg.

The $34,955 (40%) increase in commissions and fees expense in 2010 as compared to 2009 was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $3,077 (8%) increase in compensation and benefits expense in 2010 as compared to 2009 was primarily due to a $2,770 increase in producers’ compensation, which is directly correlated to revenue production by such persons, and a $505 increase from the addition of Premier, partially offset by a $198 decrease in salaries, bonuses and benefits resulting from staff reductions.

The $2,095 (28%) decrease in non-cash compensation expense in 2010 as compared to 2009 was primarily attributable to a number of large stock option grants in 2005 and 2006 which fully vested in 2009 and 2010. The resulting decrease in expense related to these grants was $1,611.

The $204 (3%) decrease in brokerage, communication and clearance fees expense for 2010 as compared to 2009 was primarily attributable to a decrease in Ladenburg and Investacorp expense of $301 and $13, respectively, resulting from cost reduction measures in 2010, partially offset by an increase in Triad expense of $103. While brokerage, communication and clearance fee expense is directly correlated with brokerage activity, we have benefitted and expect to continue to benefit from reduced clearing and execution expenses under our new clearing agreements.

The $242 (8%) increase in rent and occupancy, net of sublease revenue in 2010 as compared to 2009 was primarily attributable to an increase in Investacorp expense of $163 due to the relocation of its headquarters and $34 from the addition of Premier.

The $364 (6%) decrease in professional services expense for 2010 was primarily due to a decrease of $413 in legal, audit, tax and consulting expense at Investacorp, Ladenburg and Triad, partially offset by the additional expense from Premier of $49. We currently expect similar levels of professional services expense in the near term.

The $736 (19%) decrease in interest expense in 2010 as compared to 2009 was a result of reduced average borrowings under our $30,000 revolving credit facility with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of Dr. Phillip Frost, our chairman of the board and principal shareholder, and repayments of promissory notes issued in connection with the Investacorp and Triad acquisitions. An approximate $31,000 average debt balance was outstanding for 2010, as compared with an average debt balance outstanding of approximately $33,000 for 2009. As discussed above, in August, 2009, we entered into a seven-year, $10,000 forgivable loan with NFS. We used the NFS loan proceeds, which bear interest at a lower rate than our revolving credit agreement, to repay amounts outstanding under our revolving credit facility, which is primarily the reason the average interest rate decreased 174 basis points.

The $165 (4%) decrease in depreciation and amortization expense for 2010 as compared to 2009 was primarily due to the decrease in intangible assets related to Ladenburg and Triad of $217, partially offset by the additional Premier expense of $51, of which $42 was attributed to the amortization of intangible assets acquired in the Premier acquisition.

The $1,627 (17%) increase in other expense in 2010 as compared to 2009 is primarily attributable to an increase in miscellaneous trading services and conversion costs of $814, an increase in travel, meals and entertainment of $324, an increase in advertising of $324, an increase in registration fees of $294, an increase in insurance of $259, and the addition of Premier expense of $138, partially offset by a decrease in bad debt and settlement expense of $494.

We incurred income tax expense of $861 in 2010 as compared to $1,069 in 2009. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2010 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $692 during 2010 due to goodwill amortization for tax purposes. The income tax rates for the 2010 and 2009 periods did not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance in the 2010 and 2009 periods.

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

Our total revenues for 2009 increased $29,705 (25%) from 2008, primarily as a result of increased commissions of $8,791, increased advisory fees of $17,034, increased principal transactions of $3,582, increased other income of $1,784 partially offset by decreased interest and dividends revenue of $1,927. 2008 revenues include $21,190 of revenues from Triad from the date of its acquisition (August 13, 2008). 2009 revenue includes $60,449 from Triad for the full year.

Our total expenses increased in 2009 by $28,065 (20%) from 2008, primarily as a result of an increase in commissions and fees of $26,375, an increase in other expense of $2,119, an increase in non-cash compensation expense of $1,269 and an increase in brokerage, communication and clearance fees of $826, partially offset by a decrease in compensation and benefits of $2,412. The 2008 expenses include $20,858 of expenses attributable to Triad’s operations commencing August 13, 2008. 2009 expenses include $59,990 from Triad for the full year.

The $8,791 (11%) increase in commissions revenue in 2009 as compared to 2008 was attributable to an increase of $20,180 from the inclusion of Triad for the full 2009 year, partially offset by decreases at Ladenburg and Investacorp of $3,808 and $7,581, respectively. The decreases at Ladenburg and Investacorp were primarily due to unfavorable market conditions.

The $17,034 (106%) increase in advisory fee revenue in 2009 as compared to 2008 was attributable to an increase of $17,118 from the inclusion of Triad for the full 2009 year.

The $441 (3%) increase in 2009 investment banking revenue was primarily due to an increase in advisory fees of $437. Revenue from underwritten public offerings was $7,608 in 2009 and $9,159 in 2008. Private placement revenue was $3,729 in 2009, including $544 in warrants received as investment banking fees, and $2,174 in 2008, including $368 in warrants received as investment banking fees. Investment banking revenue included deferred fees from special purpose acquisition companies (SPAC) offerings which amounted to $5,939 in 2009 and $5,289 in 2008.

The $3,582 (131%) increase in principal transactions in 2009 as compared to 2008 was primarily attributable to gains in the fair value of securities received as underwriting consideration.

The $1,927 (45%) decrease in interest and dividends in 2009 as compared to 2008 was primarily attributable to lower interest rates and a decrease in margin account balances.

The $1,784 (38%) increase in other income in 2009 as compared to 2008 was primarily attributable to the inclusion of Triad for the full 2009 year. Triad contributed $3,201 and $1,437 of other income in 2009 and 2008, respectively.

The $26,375 (43%) increase in commissions and fees expense in 2009 as compared to 2008 was primarily due to the inclusion of Triad for the full 2009 year. Triad’s commission and fees expense was $48,511 and $16,170 for the years ended December 31, 2009 and 2008, respectively. Our increase in commissions and fees expense for the 2009 period as compared to the 2008 period was partially offset by a decrease of $5,966 in such expense at Investacorp. The decrease at Investacorp is directly correlated to the reduction in commissions and fees revenue at Investacorp.

The $2,412 (6%) decrease in compensation and benefits expense in 2009 as compared to 2008 was primarily due to a $2,957 decrease in producers’ compensation which is directly correlated to revenue production by such persons, a $2,036 decrease in salaries, bonuses and benefits at Ladenburg and Investacorp which is a result of staff reductions, partially offset by the addition of Triad, which had a $2,580 increase in expense.

The $1,269 (20%) increase in non-cash compensation expense in 2009 as compared to 2008 was primarily attributable to new stock option grants and a reduction in the forfeiture rate for our stock options.

The $826 (14%) increase in brokerage, communication and clearance fees expense for 2009 as compared to 2008 was primarily attributable to the inclusion of Triad for the full 2009 year. Triad and Investacorp had an increase of $1,275 and $56 in 2009, respectively, partially offset by a decrease in Ladenburg expense of $543 resulting from cost reduction measures in 2009.

The $251 (4%) decrease in professional services expense for 2009 was primarily due to a decrease of $599 in legal, audit, tax and consulting expense at Investacorp and Ladenburg, partially offset by additional expense from Triad of $348.

The $557 (12%) decrease in interest expense in 2009 as compared to 2008 was a result of reduced average borrowings under our $30,000 revolving credit facility with Frost Gamma and repayments of promissory notes issued in connection with the Investacorp and Triad acquisitions. An approximate $33,000 average debt balance was outstanding for 2009, as compared with an average debt balance outstanding of approximately $35,000 for 2008. As discussed above, in August, 2009, we entered into a seven-year, $10,000 forgivable loan with NFS. We used the NFS loan proceeds, which bear interest at a lower rate than our revolving credit agreement, to repay amounts outstanding under our revolving credit facility.

The $705 (21%) increase in depreciation and amortization expense for 2009 as compared to 2008 was primarily due to additional Triad expense of $713, of which $666 is attributed to the amortization of intangible assets acquired in the acquisition.

The $2,119 (28%) increase in other expense in 2009 as compared to 2008 was primarily attributable to the addition of Triad expense of $1,666, increased bad debt and settlement expense of $429 and a $112 increase in miscellaneous trading services.

We incurred income tax expense of $1,069 in 2009 as compared to $1,019 in 2008. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2009 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our current deferred income tax liabilities increased by approximately $946 during 2009 due to goodwill amortization for tax purposes. The income tax rates for the 2009 and 2008 periods do not bear a customary relationship to effective tax rates primarily as a result of the increase in the valuation allowance in the 2008 and 2009 periods.

Liquidity and Capital Resources

Approximately 29% of our total assets at December 31, 2010 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. As a securities dealer, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Triad is also subject to the CFTC’s net capital rules. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2010, Ladenburg’s regulatory net capital, as defined, of $5,003 exceeded minimum capital requirements of $250, by $4,753. At December 31, 2010, Investacorp’s regulatory net capital, as defined, of $1,598, exceeded minimum capital requirements of $257, by $1,341. At December 31, 2010, Triad’s regulatory net capital, as defined, of $2,290 exceeded minimum net capital requirements of $529 by $1,761. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt. See Item 1A. “Risk Factors — Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators” above.

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier must maintain stockholders’ equity of at least $1,000. At December 31, 2010, Premier had stockholders’ equity of $2,098.

Our primary sources of liquidity include cash flows from operations and borrowings under our $30,000 revolving credit agreement with Frost Gamma. Borrowings under the $30,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At December 31, 2010, $16,950 was outstanding under the revolving credit agreement. During 2010, we repaid a net amount of $1,500 under the revolving credit agreement. We used the proceeds of the $10,000 NFS forgivable loan to repay a portion of the amount outstanding under our revolving credit facility. We may repay or re-borrow outstanding amounts under our revolving credit facility at any time prior to the amended maturity date of August 25, 2016, without penalty. We believe our existing assets and funds available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash used in operating activities for 2010 was $5,212, which primarily consisted of our net loss of $10,951 adjusted for non-cash expenses, increases in receivables from clearing brokers, and other receivables, net, partially offset by increases in accrued compensation, commissions and fees payable and accounts payable and accrued liabilities. In 2009, cash used in operating activities was $2,297, primarily due to our net loss adjusted for non-cash expenses, an increase in other receivables, net, receivables from other broker-dealers and other assets, and a decrease in securities sold, but not yet purchased, partially offset by a decrease in securities owned at fair value, and receivables from clearing brokers and an increase in accrued compensation and commissions and fees payable.

Investing activities used $620 for 2010, primarily due to the purchase of furniture, equipment and leasehold improvements and payment for the Premier acquisition, partially offset by a decrease in restricted assets related to returned deposits from prior clearing broker arrangements. In 2009, investing activities used $48, primarily due to the purchase of furniture, equipment and leasehold improvements, partially offset by a decrease in restricted assets related to the termination of a letter of credit securing obligations under one of Ladenburg’s office leases.

Financing activities provided $7,057 for 2010, primarily due to $13,928 of net proceeds from a private equity offering of our common stock and the issuance of common stock upon option exercises and under the employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases. In 2009, financing activities provided $1,426 primarily due to the $10,000 NFS forgivable loan agreement, loan re-borrowings under our revolving credit facility, and the issuance of common stock upon option exercises and under the employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At December 31, 2010, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $28,203 through 2016, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $21,226 through such date. See Item 1A. “Risk Factors —  A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations” above.

On August 25, 2009, NFS provided us with a seven-year, $10,000 forgivable loan. NFS serves as the clearing broker for our three principal broker-dealer subsidiaries. If these subsidiaries meet aggregate annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan is forgiven in seven equal annual installments of $1,429 in August of each year. Interest payments due for each such year are also forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If any principal amount is not forgiven, we may have such principal forgiven in future years if our broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. We have expensed, and will continue to expense, interest under the loan agreement until such interest is forgiven. The first annual clearing revenue target was met in August 2010. Accordingly, in the third quarter of 2010, we recognized income of $1,429 and $525 from the forgiveness of principal and interest, respectively, and the outstanding balance under the loan was reduced to $8,571.

In connection with the Investacorp acquisition, we issued a $15,000 promissory note to Investacorp’s former principal shareholder. The $15,000 promissory note was paid in full on October 19, 2010.

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note bears interest at a rate of 2.51% per annum and is payable quarterly and matures in August 2011. The outstanding balance of this note at December 31, 2010 was $1,285.

In connection with the Premier acquisition, we issued a $1,161 promissory note to a subsidiary of Premier’s former shareholder. The note bears interest at 6.5% per annum and is payable quarterly and matures in September 2015. The outstanding balance of this note at December 31, 2010 was $1,111.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. As of December 31, 2010, 1,013,194 shares had been repurchased for $1,753 under the program, including 65,370 shares in 2010.

In April 2009, we repurchased 4,500,000 shares of common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction. This purchase was not made under our share repurchase program described above.

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

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2010 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Note payable to former Triad shareholders(1)	$1,302	$1,302	$—	$—	$—
Revolving credit agreement with affiliate of our principal shareholder(2)	27,492	1,864	3,734	3,729	18,165
Notes payable to clearing firm under forgivable loan(3)	8,571	1,429	2,857	2,857	1,428
Note payable to a subsidiary of Premier’s former shareholder(4)	1,301	274	548	479	—
Operating leases(5)	28,203	7,086	12,565	8,533	19
Total	$66,869	$11,955	$19,704	$15,598	$19,612

(1)	Note bears interest at 2.51% per annum and is payable in 12 equal quarterly installments. See Note 10 to our consolidated financial statements.
(2)	Revolving credit agreement has an August 25, 2016 maturity date and bears interest at a rate of 11.0% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 10 to our consolidated financial statements.
(3)	Note bears interest at prime plus 2% per annum and is payable in 7 annual installments. See Note 10 to our consolidated financial statements.
(4)	Note bears interest at 6.5% per annum and is payable in 20 quarterly installments. See Note 10 to our consolidated financial statements.
(5)	Excludes sublease revenues of $21,226. See Note 11 to our consolidated financial statements.

We have subleased office space to subtenants, some of whom are engaged in the financial services industry. Should any of the sub-tenants not pay their sublease payments or otherwise default under a sublease, it may have a material adverse effect on our liquidity, cash flows and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 10, 2011 beginning on page F-1 of this report which are incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of such date.

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2010.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2010 as stated in its report which is included herein.

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.

We have audited the internal control over financial reporting of Ladenburg Thalmann Financial Services, Inc. (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO“). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control Integrated Framework issued by COSO.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010 and our report dated March 10, 2011 expressed an unqualified opinion on those financial statements.

/s/ EisnerAmper LLP

New York, New York
March 10, 2011

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1): Index to 2010 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 10, 2011, appear beginning on page F-1 of this report.

(a)(2): Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3): Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
3.1	Articles of Incorporation	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1
3.4	Amended and Restated Bylaws	D	3.2
4.1	Form of common stock certificate	A	4.1
4.2	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto	E	4.1
4.3	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009	V	4.2
4.4	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.	V	4.1
4.5	Non-Negotiable Promissory Note, dated as of August 13, 2008, made by the Company in favor of Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.	U	4.1
4.6	Pledge Agreement, dated as of August 13, 2008, by and between the Company and Mark C. Mettelman and Robert W. Bruderman as representatives of the shareholders of Triad Advisors, Inc.	U	4.2
10.1	Amended and Restated 1999 Performance Equity Plan*	F	4.1
10.2	2009 Incentive Compensation Plan.*	W	Exhibit A
10.3	Form of Stock Option Agreement, dated as of May 7, 2001, between the Company and certain directors*	G	10.3
10.4	Schedule of Stock Option Agreements in the form of Exhibit 10.3, including material detail in which such documents differ from Exhibit 10.3*	G	10.3.1
10.5	Stock Option Agreement, dated as of January 10, 2002, between the Company and Richard J. Lampen*	H	10.2
10.6	Form of Stock Option Agreement, dated January 10, 2002, between the Company and each of Richard J. Rosenstock and Mark Zeitchick*	H	10.3

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
10.7	Schedule of Stock Option Agreements in the form of Exhibit 10.6, including material detail in which such documents differ from Exhibit 10.6*	H	10.3.1
10.8	Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan*	I	Exhibit A
10.9	Form of Stock Option Agreement, dated November 15, 2002, between the Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	J	10.48
10.10	Schedule of Stock Option Agreements in the form of Exhibit 10.9, including material detail in which such documents differ from Exhibit 10.9*	J	10.48.1
10.11	Form of Stock Option Agreement, dated September 17, 2003, between the Company and each of Howard M. Lorber, Henry C. Beinstein and Richard J. Lampen*	K	10.1
10.12	Schedule of Stock Option Agreements in the form of Exhibit 10.11, including material detail in which such documents differ from Exhibit 10.11*	K	10.1.1
10.13	Office Lease dated March 30, 2007 between the Company and Frost Real Estate Holdings, LLC	L	10.1
10.14	Stock Option Agreement, dated July 13, 2006, issued to Dr. Phillip Frost*	M	10.2
10.15	Warrant issued to BroadWall Capital LLC	N	10.1
10.16	Form of Stock Option Agreement issued to employees of BroadWall	N	10.2
10.17	Letter Agreement, dated September 14, 2006, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd. (“Vector Agreement”)	O	10.1
10.18	First Amendment to Vector Agreement dated as of December 20, 2007	P	10.1
10.19	Form of Warrant issued to the stockholders of Telluride Holdings, Inc.	Q	10.2
10.20	Amendment to Employment Agreement between the Company, Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*	R	10.3
10.21	Letter Agreement, dated as of January 19, 2011, between the Company and Mark Zeitchick.*	Y	10.1
10.22	Non-Plan Option Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard	E	10.2
10.23	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement	E	10.3

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
10.24	Employment Letter dated as of February 8, 2008 between the Company and Brett Kaufman*	S	10.1
10.25	Agreement and Plan of Merger dated as of July 9, 2008 by and among the Company, Triple Acquisition Inc., Triad Advisors, Inc. and the shareholders of Triad Advisors, Inc.	T	2.1
10.26	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	X	10.1
21	List of Subsidiaries	**	—
23.1	Consent of EisnerAmper LLP	**	—
24	Power of Attorney	***	—
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—

*	Management Compensation Contract
**	Filed herewith
***	Contained on the signature page hereto
A.	Registration statement on Form SB-2 (File No. 333-31001).
B.	Annual report on Form 10-K for the year ended August 24, 1999.
C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.
D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.
E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.
F.	Registration statement on Form S-8 (File No. 333-139254).
G.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.
H.	Registration statement on Form S-3 (File No. 333-81964).
I.	Definitive proxy statement filed with the SEC on October 3, 2002 relating to the annual meeting of shareholders held on November 6, 2002.
J.	Annual report on Form 10-K for the year ended December 31, 2002.
K.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.
L.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.
M.	Current report on Form 8-K, dated July 10, 2006 and filed with the SEC on August 3, 2006.
N.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.
O.	Current report on Form 8-K, dated September 21, 2006 and filed with the SEC on September 27, 2006.

P.	Current report on Form 8-K, dated December 20, 2007 and filed with the SEC on December 20, 2007.
Q.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.
R.	Current report on Form 8-K/A dated September 6, 2006 and filed with the SEC on October 24, 2006.
S.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.
T.	Current report on Form 8-K, dated July 9, 2008 and filed with the SEC on July 10, 2008.
U.	Current report on Form 8-K, dated August 13, 2008 and filed with the SEC on August 14, 2008.
V.	Quarterly report on Form 10-Q for the quarter ended September 30, 2009.
W.	Definitive proxy statement filed with the SEC on July 20, 2009 relating to the annual meeting of shareholders held on August 27, 2009.
X.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.
Y.	Current report on Form 8-K, dated January 19, 2011 and filed with the SEC on January 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Dated: March 10, 2011

By:	/s/ Brett H. Kaufman Name: Brett H. Kaufman Title: Senior Vice President and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2011.

Signatures	Title
/s/ Richard J. Lampen Richard J. Lampen	President and Chief Executive Officer (Principal Executive Officer)
/s/ Brett H. Kaufman Brett H. Kaufman	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Henry C. Beinstein Henry C. Beinstein	Director
/s/ Robert J. Eide Robert J. Eide	Director
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director
/s/ Brian S. Genson Brian S. Genson	Director
/s/ Saul Gilinski Saul Gilinski	Director
/s/ Dr. Richard M. Krasno Dr. Richard M. Krasno	Director
/s/ Howard M. Lorber Howard M. Lorber	Director
/s/ Jeffrey S. Podell Jeffrey S. Podell	Director
/s/ Richard J. Rosenstock Richard J. Rosenstock	Director
/s/ Mark Zeitchick Mark Zeitchick	Director

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

We have audited the accompanying consolidated balance sheets of Ladenburg Thalmann Financial Services, Inc., (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services, Inc., as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ EisnerAmper LLP

New York, New York
March 10, 2011

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$6,927	$5,702
Securities owned, at fair value	2,662	2,209
Receivables from clearing brokers	18,073	13,406
Receivables from other broker-dealers	1,364	329
Other receivables, net	9,162	6,203
Furniture, equipment and leasehold improvements, net	2,805	3,154
Restricted assets	200	350
Intangible assets, net	26,431	28,509
Goodwill	29,719	29,739
Unamortized debt issue cost	1,597	1,879
Other assets	2,885	3,157
Total assets	$101,825	$94,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities sold, but not yet purchased, at fair value	$10	$9
Accrued compensation	5,328	4,299
Commissions and fees payable	9,264	5,957
Accounts payable and accrued liabilities	6,751	5,671
Deferred rent	2,928	3,378
Deferred income taxes	2,418	1,726
Accrued interest	328	365
Notes payable	27,879	35,438
Total liabilities	54,906	56,843
Commitments and contingencies (Notes 3 and 11)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 183,496,492 in 2010 and 167,907,038 in 2009	18	17
Additional paid-in capital	191,424	171,349
Accumulated deficit	(144,523)	(133,572)
Total shareholders’ equity	46,919	37,794
Total liabilities and shareholders’ equity	$101,825	$94,637

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Commissions	$108,401	$92,728	$83,937
Advisory fees	53,627	33,095	16,061
Investment banking	20,940	15,155	14,714
Principal transactions	131	846	(2,736)
Interest and dividends	524	2,372	4,299
Other income	10,903	6,479	4,695
Total revenues	194,526	150,675	120,970
Expenses:
Commissions and fees	122,120	87,165	60,790
Compensation and benefits	43,309	40,232	42,644
Non-cash compensation	5,439	7,534	6,265
Brokerage, communication and clearance fees	6,632	6,836	6,010
Rent and occupancy, net of sublease revenue	3,309	3,067	3,076
Professional services	5,361	5,725	5,976
Interest	3,241	3,977	4,534
Depreciation and amortization	3,978	4,143	3,438
Other	11,227	9,600	7,481
Total expenses	204,616	168,279	140,214
Loss before income taxes	(10,090)	(17,604)	(19,244)
Income tax expense	861	1,069	1,019
Net loss	$(10,951)	$(18,673)	$(20,263)
Net loss per common share (basic and diluted)	$(0.06)	$(0.11)	$(0.12)
Weighted average common shares used in computation of per share data:
Basic	175,698,489	168,623,375	165,812,495
Diluted	175,698,489	168,623,375	165,812,495

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2007	161,698,071	$16	$148,723	$(94,636)	$54,103
Issuance of common stock under employee stock purchase plan	196,305	—	285	—	285
Exercise of stock options, net of 128,657 shares tendered in payment of exercise price and 255,183 options used in cashless exercise	2,018,029	—	527	—	527
Stock options granted to members of former Advisory Board and consultants	—	—	267	—	267
Stock-based compensation to employees	143,617	—	5,998	—	5,998
Repurchase and retirement of common stock	(583,895)	—	(1,060)	—	(1,060)
Common stock issued in Punk Ziegel acquisition	250,000	—	435	—	435
Common stock issued in Triad acquisition	7,993,387	1	10,426	—	10,427
Warrants issued for acquisition of customer accounts	—	—	571	—	571
Net loss	—	—	—	(20,263)	(20,263)
Balance, December 31, 2008	171,715,514	17	166,172	(114,899)	51,290
Issuance of common stock under employee stock purchase plan	210,048	—	118	—	118
Exercise of stock options	512,875	—	242	—	242
Stock options granted to members of former Advisory Board and consultants...	—	—	550	—	550
Stock-based compensation to employees	1	—	6,984	—	6,984
Repurchase and retirement of common stock	(4,531,400)		(2,717)	—	(2,717)
Net loss	—	—	—	(18,673)	(18,673)
Balance, December 31, 2009	167,907,038	17	171,349	(133,572)	37,794
Issuance of common stock in private equity offering, net of expenses of $122	14,050,000	1	13,927	—	13,928
Issuance of common stock under employee stock purchase plan	62,274	—	63	—	63
Exercise of stock options	1,345,050	—	710	—	710
Stock options granted to members of former Advisory Board and consultants	—	—	49	—	49
Stock-based compensation to employees	—	—	5,390	—	5,390
Issuance of restricted stock grants, (net of 2,500 shares forfeited)	197,500	—	—	—	—
Repurchase and retirement of common stock	(65,370)	—	(64)	—	(64)
Net loss	—	—	—	(10,951)	(10,951)
Balance, December 31, 2010	183,496,492	$18	$191,424	$(144,523)	$46,919

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(10,951)	$(18,673)	$(20,263)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,037	1,027	684
Write-off of furniture, fixtures and leasehold improvements, net	24	—	—
Adjustment to deferred rent	(450)	(485)	(244)
Amortization of debt discount	289	721	845
Amortization of debt issue cost	282	521	668
Amortization of intangible assets	2,941	3,116	2,754
Deferred income taxes	693	946	780
Benefit attributable to reduction of goodwill	35	—	—
Non-cash interest expense on forgivable loan	337	—	—
Gain on forgiveness of accrued interest under forgivable loan	(525)	—	—
Gain on forgiveness of principal under forgivable loan	(1,429)	—	—
Non-cash compensation expense	5,439	7,534	6,265
(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned	136	2,619	(31)
Receivables from clearing brokers	(4,667)	1,152	24,562
Receivables from other broker-dealers	(1,036)	(329)	15,511
Other receivables, net	(2,959)	(1,780)	(2,116)
Other assets	229	(166)	1,311
Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased	1	(82)	(865)
Accrued compensation	964	638	(3,876)
Accrued interest	150	172	192
Commissions and fees payable	3,307	754	(645)
Accounts payable and accrued liabilities	941	18	(1,767)
Net cash (used in) provided by operating activities	(5,212)	(2,297)	23,765
Cash flows from investing activities:
Adjustment to intangible assets	—	—	212
Payment for Premier Trust acquisition, net of cash received	(162)	—	—
Payment for Triad acquisition, net of cash received	—	—	(5,843)
Payment for Punk Ziegel acquisition, net of cash received	—	—	(2,461)
Payment for Investacorp acquisition, net of cash received	—	—	(55)
Purchases of furniture, equipment and leasehold improvements	(608)	(399)	(546)
Proceeds from sales of exchange memberships	—	—	120
Decrease in restricted assets	150	351	318
Other	—	—	(4)
Net cash used in investing activities	(620)	(48)	(8,259)
Cash flows from financing activities:
Issuance of common stock in private equity offering, net of offering expenses of $122	13,928	—	—
Issuance of common stock other than private equity offerings	773	360	812
Repurchases of common stock	(64)	(2,717)	(1,060)
Issuance of other notes payable	—	10,000	—
Principal borrowings (payments) under revolving credit facility, net	(1,500)	450	(12,000)
Principal payments on other notes payable	(6,080)	(6,667)	(5,232)
Net cash provided by (used in) financing activities	7,057	1,426	(17,480)
Net increase (decrease) in cash and cash equivalents	1,225	(919)	(1,974)
Cash and cash equivalents, beginning of period	5,702	6,621	8,595
Cash and cash equivalents, end of period	$6,927	$5,702	$6,621

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental cash flow information:
Interest paid	$2,162	$2,524	$3,440
Taxes paid	87	60	390
Non-cash investing and financing transactions:
Warrants issued for acquisition of customer accounts	—	—	$571
Leasehold improvements financed by landlord in connection with relocation of premises and included in deferred rent	—	—	2,500
Acquisition of Punk Ziegel:
Assets acquired	—	—	$4,174
Liabilities assumed	—	—	(1,039)
Net assets acquired	—	—	3,135
Stock issued in acquisition	—	—	(435)
Cash paid in acquisition	—	—	2,700
Cash acquired in acquisition	—	—	(239)
Net cash paid in acquisition	—	—	$2,461
Acquisition of Triad Advisors:
Assets acquired	—	—	$23,939
Liabilities assumed	—	—	(2,172)
Net assets acquired	—	—	21,767
Note issued in acquisition	—	—	(4,384)
Stock issued in acquisition	—	—	(10,427)
Cash paid in acquisition	—	—	6,956
Cash acquired in acquisition	—	—	(1,113)
Net cash paid in acquisition	—	—	$5,843
Acquisition of Premier Trust:
Assets acquired	$2,565	—	—
Liabilities assumed	(205)	—	—
Net assets acquired	2,360	—	—
Note issued in acquisition	(1,161)	—	—
Cash paid in acquisition	1,199	—	—
Cash acquired in acquisition	(1,037)	—	—
Net cash paid in acquisition	$162	—	—

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

2.  Summary of Significant Accounting Policies  – (continued)

Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Commissions revenue results from transactions in equity securities, mutual funds, variable annuities, and other financial products and services. Revenue from such transactions, executed as agent or principal, and related expenses are recorded on a trade-date basis. The Company also earns revenue in the form of 12b-1 fees which are recognized on an accrual basis.

Advisory fee revenue represent fees charged by registered investment advisors to their clients based upon the value of advisory assets. Advisory fees are recorded as earned. Since advisory fees are based on assets under management, significant changes in the fair value of these assets will have an impact on the fees earned in future periods. The Company also earns incentive fees that are based upon the performance of investment funds and accounts.

Investment banking revenue consists of underwriting revenue, strategic advisory revenue and private placement fees. Underwriting revenues arise from securities offerings in which Ladenburg acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Underwriting revenues include revenues earned from offerings by Specified Purpose Acquisition Companies (“SPAC”). Ladenburg receives a portion of its revenue from the SPAC transaction upon the completion of a SPAC’s initial public offering and receives the remaining portion of the revenue (“Deferred Fees”) only if the SPAC completes a business combination transaction. The Company records the portion of the revenue payable upon completion of a SPAC offering at the time the offering is completed and recognizes the deferred fees only if, and when, the SPAC completes the business combination. Generally, these Deferred Fees are received within 24 months from the date of the offering, or not received at all if no business combination transaction is completed during such time period. Upon recognition of Deferred Fees, related compensation expense and finder’s fees are also recognized. For the years ended December 31, 2010, 2009 and 2008, Ladenburg received and recognized Deferred Fees of approximately $405, $5,900 and $5,300, respectively (included in investment banking revenues) and incurred commissions and related expenses of approximately $136, $2,200 and $2,100, respectively. Strategic advisory revenue primarily consists of success fees on completed mergers and acquisitions transactions, and retainer and periodic fees earned by advising buyers’ and sellers in transactions. Fees are also earned for related strategic advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees, net of expenses are recorded on the closing date of the transaction.

Principal transactions revenue includes realized and unrealized net gains and losses resulting from Ladenburg’s and Investacorp’s investments in equity securities for their accounts and equity-linked warrants received from certain investment banking assignments. Principal transactions for 2008 also includes realized and unrealized gains and losses related to sales of Ladenburg’s stock exchange memberships.

Interest is recorded on an accrual basis and dividends are recorded on an ex-dividend date basis.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

2.  Summary of Significant Accounting Policies  – (continued)

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

Goodwill

Goodwill, which was recorded in connection with the acquisitions of Investacorp, Triad, Premier and Punk, Ziegel & Company, L.P. (“Punk Ziegel“) (see Notes 3 and 8), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. For 2010, the carrying amount of goodwill was reduced by $35, representing the tax benefit realized for the excess of tax-deductible goodwill over goodwill recognized for financial reporting purposes. See Note 8.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB“) issued new accounting guidance which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance also clarifies the existing disclosure requirements regarding: i) the level of

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

2.  Summary of Significant Accounting Policies  – (continued)

disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011, with early adoption permitted. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. The adoption of this new guidance did not have any impact on the Company’s consolidated financial statements. (See Note 4 – Securities owned and securities sold, but not yet purchased.)

3.  Acquisitions

Premier

On September 1, 2010, the Company acquired all the outstanding shares of Premier, a Nevada trust company, which provides trust administration and wealth management services. The acquisition was made due to the complementary nature of Premier’s operations to those of the Company’s independent broker-dealer subsidiaries. The consideration for the transaction was $2,360, consisting of cash of $1,199 and a note in the aggregate principal amount of $1,161. Results of operations of Premier are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. Pro forma results of operations as if Premier was acquired as of January 1, 2009 are not presented because they were not material.

Triad

On August 13, 2008, to increase its presence in the independent broker-dealer business, the Company acquired Triad through a merger for an aggregate of $6,826 in cash (net of a post-closing adjustment of $674), 7,993,387 shares of the Company’s common stock, valued at $10,427 and a $5,000 promissory note valued at $4,384. The Company’s common stock was valued at $1.60 per share based on the average closing market price for a reasonable period before and after July 10, 2008, the date the acquisition was announced, and discounted for certain transfer restrictions. The promissory note, which was valued based on an imputed interest rate of 11%, is collateralized by a pledge of Triad’s stock held by the Company. In the event that Triad meets certain cumulative profit targets during the three-year period following completion of the merger, the Company also will pay to Triad’s former shareholders up to $7,500 in cash and issue to such shareholders up to 4,134,511 shares of the Company’s common stock. Any such payments will be accounted for as additional purchase price and allocated to goodwill.

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

3.  Acquisitions  – (continued)

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

Pro Forma Information

The accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Triad had occurred at the beginning of 2008. Pro forma data does not include the Punk Ziegel and Premier acquisitions because their impact was immaterial. The pro forma net loss reflects amortization of the amounts ascribed to intangible assets acquired in the Triad acquisition and interest expense on debt used to finance such acquisition.

Year Ended December 31, 2008
Total revenue	$161,414
Net loss	$(19,664)
Basic and diluted loss per share	$(0.12)
Weighted average common shares outstanding – basic and diluted	165,950,312

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of 2008, nor should it be taken as indicative of the Company’s future consolidated results of operations.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

4.  Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased as of December 31, 2010 and 2009 were as follows:

	Securities Owned	Securities Sold, But Not Yet Purchased
December 31, 2010
Common stock and warrants	$577	$10
Restricted common stock and warrants	2,085	—
	$2,662	$10
December 31, 2009
Certificates of deposit	$100	$—
Common stock and warrants	517	—
Restricted common stock and warrants	1,592	9
	$2,209	$9

As of December 31, 2010 and 2009, approximately $666 and $687, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by the clearing brokers.

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

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than quoted prices in active markets, that are directly or indirectly observable for the asset or liability.
•	Level 3 — Unobservable inputs for the asset or liability where there is little or no market data, which requires the reporting entity to develop its own assumptions.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

4.  Securities Owned and Securities Sold, But Not Yet Purchased  – (continued)

Securities are recorded at fair value and classified as follows:

	December 31, 2010
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$577	$2,085	$—	$2,662
Total	$577	$2,085	$—	$2,662

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$—	$10	$—	$10
Total	$—	$10	$—	$10

	December 31, 2009
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$100	$—	$100
Common stock and warrants	517	1,592	—	2,109
Total	$517	$1,692	$—	$2,209

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$—	$9	$—	$9
Total	$—	$9	$—	$9

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market value, the underlying securities market volatility, the term of the warrants, exercise price, and risk free return rate. As of December 31, 2010 and 2009, the fair value of the warrants are $1,907 and $1,351, respectively, and are included in common stock and warrants (level 2) above.

5.  Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by this rule. At December 31, 2010, Ladenburg had net capital, as defined, of $5,003, which exceeded its minimum capital requirement, as defined, of $250, by $4,753.

Investacorp and Triad are also subject to the SEC’s Uniform Net Capital Rule 15c3-1, which for Investacorp and Triad requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2010, Investacorp had net capital of $1,598, which was $1,341 in excess of its required net capital of $257. Investacorp’s net capital ratio was 2.41 to 1. At December 31, 2010, Triad had net capital of $2,290, which was $1,761 in excess of its required net capital of $529. Triad’s net capital ratio was 3.46 to 1.

Ladenburg, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis. Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier must maintain minimum stockholders’ equity of at least $1,000. At December 31, 2010, Premier had stockholders’ equity of $2,098.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

6.  Furniture, Equipment and Leasehold Improvements

Components of furniture, equipment and leasehold improvements, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2010	2009
Cost:
Leasehold improvements	$3,050	$2,944
Computer equipment	2,308	2,115
Furniture and fixtures	1,079	819
Other	1,485	1,483
	7,922	7,361
Less: accumulated depreciation and amortization	(5,117)	(4,207)
Total	$2,805	$3,154

7.  Intangible Assets

At December 31, 2010 and 2009, intangible assets subject to amortization consisted of the following:

	Estimated Useful Life (years)	December 31, 2010		December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	1	$426	$426	$426	$426
Relationships with financial advisors	20	24,707	3,555	24,707	2,320
Vendor relationships	7	3,613	1,450	3,613	934
Covenants not to compete	5	1,717	875	1,717	531
Customer accounts	10 & 6.9	2,029	518	1,311	337
Relationships with investment banking clients	4	2,586	2,586	2,586	2,094
Leases	6	1,004	417	1,004	261
Referral agreement	6.6	122	6	—	—
Other	6	90	30	67	19
Total		$36,294	$9,863	$35,431	$6,922

Aggregate amortization expense amounted to $2,941, $3,116 and $2,754 for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2010 is 14.61 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2011	$2,533
2012	2,518
2013	2,360
2014	2,087
2015	1,660
2016 – 2027	15,273
$26,431

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

8.  Goodwill

There were no changes to the Company’s amount of goodwill during the year ended December 31, 2009. Changes during the year ended December 31, 2010 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Premier	Total
Balance as of January 1, 2010	$301	$29,438	$—	$29,739
Acquisition of Premier	—	—	15	15
Benefit applied to reduce goodwill	—	(35)	—	(35)
Balance as of December 31, 2010	$301	$29,403	$15	$29,719

The annual impairment tests performed at December 31, 2010 and 2009 did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below the carrying amount of their net assets. For 2010, the carrying amount of goodwill was reduced by $35, representing the state tax benefit realized for the excess of tax-deductible goodwill over goodwill recognized for financial reporting purposes.

9.  Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a tax year ending September 30th.

Income taxes consist of the following:

	Federal	State and Local	Total
2010:
Current	$(75)	$208	$133
Deferred	617	76	693
Benefit applied to reduce goodwill	—	35	35
	$542	$319	$861
2009:
Current	$—	$123	$123
Deferred	781	165	946
	$781	$288	$1,069
2008:
Current	$—	$239	$239
Deferred	726	54	780
	$726	$293	$1,019

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

9.  Income Taxes  – (continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax loss as a result of the following differences:

	2010	2009	2008
Loss before income taxes	$(10,090)	$(17,604)	$(19,244)
Benefit under statutory U.S. tax rates	(3,431)	(5,985)	(6,543)
Increase (decrease) in taxes resulting from:
Increase in valuation reserve	3,615	6,659	6,652
Other nondeductible items	319	569	369
State taxes	137	81	193
Other, net	221	(255)	348
Income tax provision	$861	$1,069	$1,019

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

Deferred tax amounts are comprised of the following at December 31:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforwards	$31,290	$28,961
AMT credit carryforward	250	250
Accrued expenses	984	1,136
Compensation and benefits	9,429	7,985
Depreciation and amortization	431	384
Other	84	115
Unrealized gain	261	569
Intangibles	859	573
Goodwill	(2,418)	(1,726)
	41,170	38,247
Valuation allowance	(43,588)	(39,973)
Net deferred taxes	$(2,418)	$(1,726)

Realization of deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to goodwill, which is amortized for tax purposes, will reverse when goodwill is disposed of or impaired. Because such period is not determinable and, based on available evidence, management was unable to determine that realization of the deferred tax assets was more likely than not, management has provided a valuation allowance at December 31, 2010 and 2009 to fully offset the deferred tax assets.

At December 31, 2010, the Company had an aggregate net operating loss carryforward of approximately $77,000 for federal income tax purposes expiring in various years from 2015 through 2030. Goodwill for tax purposes recognized in connection with the acquisition of Triad by the Company, all of which is tax deductible, exceeded the amount of goodwill recognized in the financial statements. Authoritative

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

9.  Income Taxes  – (continued)

accounting guidance in effect when the acquisition was consummated requires the tax benefit for the excess goodwill to be recognized when realized and applied first to reduce goodwill and thereafter reduce non-current intangible assets with the remaining benefit recognized as a reduction of income tax expense. The federal net operating loss carryforward at December 31, 2010 includes $757 applicable to amortization of excess tax goodwill. Upon utilization of the carryforward the related tax benefit will be applied to reduce goodwill. The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2010.

The Company’s tax years 2006 through 2010 remain open to examination by most taxing authorities.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

10.  Notes Payable

Notes payable consisted of the following:

	December 31,
	2010	2009
Note payable to former Investacorp shareholder, net of $124 of unamortized discount	$—	$4,230
Note payable to affiliate of principal shareholder of LTS	16,950	18,450
Note payable to former Triad shareholders, net of $39 and $204 of unamortized discount at December 31, 2010 and 2009, respectively	1,247	2,758
Notes payable to clearing firm under forgivable loan	8,571	10,000
Note payable to a subsidiary of Premier’s former shareholder	1,111	—
Total	$27,879	$35,438

The Company estimates that the fair value of notes payable approximated $28,625 at December 31, 2010 and $30,076 at December 31, 2009 based on anticipated current rates at which similar amounts of debt could then be borrowed. As of December 31, 2010, the Company is in compliance with all debt covenants in its debt agreements.

Investacorp Note

On October 19, 2007, as part of the purchase price for the Investacorp acquisition, the Company issued a three-year, non-negotiable promissory note in the aggregate principal amount of $15,000 to Investacorp’s then principal shareholder. The note, which bore interest at 4.11% per annum, was paid in 36 equal monthly installments and was satisfied on October 19, 2010. The note was initially recorded at $13,550 based on an imputed interest rate of 11%.

Frost Gamma Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of the Company’s chairman of the board and principal shareholder, and borrowed $30,000. Borrowings under the Frost Gamma credit agreement bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. On August 25, 2009, the revolving credit agreement was amended to extend the maturity date to August 25, 2016.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

10.  Notes Payable  – (continued)

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

Triad Note

On August 13, 2008, as part of the consideration paid for Triad, the Company issued a three–year, non-negotiable promissory note in the aggregate principal amount of $5,000 to Triad’s then shareholders. The note bears interest at 2.51% per annum and is payable in 12 equal quarterly installments. The note was recorded at $4,384, based on an imputed interest rate of 11%. The Company has pledged the stock of Triad as security for the payment of the note. The note contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the note.

NFS Forgivable Loan

On August 25, 2009, National Financial Services LLC (“NFS”), a Fidelity Investments company, provided the Company with a seven-year, $10,000 forgivable loan. NFS serves as the primary clearing broker for the Company’s three principal broker-dealer subsidiaries. During the third quarter of 2009, the three firms amended their clearing agreements with NFS to, among other things, extend the term for a seven-year period. Subsequently, NFS became the exclusive clearing broker for the three firms. Interest on the loan agreement accrues at the prime rate plus 2%. If the Company’s broker-dealer subsidiaries meet certain aggregate annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal annual installments of $1,429, in August of each year. Interest payments due for each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in August 2016, and any interest payments not forgiven are due annually. If any principal amount is not forgiven, the Company may have such principal forgiven in future years if its broker-dealer subsidiaries exceed subsequent annual clearing revenue targets. The Company has expensed, and will continue to expense, interest under the loan agreement until such time as such interest is forgiven. The first annual clearing revenue target was met in August 2010. Accordingly, in the third quarter of 2010, the Company recognized income of $1,429 and $525 from the forgiveness of principal and interest (included in other income), respectively, and the outstanding balance under the loan was reduced to $8,571.

The loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s revolving credit agreement. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreement may be accelerated and become immediately due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is collateralized by the Company’s (but not the Company’s broker-dealer subsidiaries’) deposits and accounts held at NFS or its affiliates, which amounted to $175 at December 31, 2010.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

10.  Notes Payable  – (continued)

Premier Note

On September 1, 2010, as part of the consideration paid for Premier, the Company issued a four-year, non-negotiable promissory note in the aggregate principal amount of $1,161 to a subsidiary of Premier’s former shareholder. The note bears interest at 6.5% per annum and is payable in 16 equal quarterly installments.

11.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through February 2016. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through February 2016. Minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2011	$7,086	$4,733	$2,353
2012	6,339	4,778	1,561
2013	6,226	4,839	1,387
2014	5,911	4,839	1,072
2015	2,622	2,033	589
2016	19	4	15
Total	$28,203	$21,226	$6,977

Deferred rent of $2,928 and $3,378 at December 31, 2010 and 2009, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

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

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11.  Commitments and Contingencies  – (continued)

individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. On July 23, 2010, the plaintiff dismissed its claims against all defendants other than Ladenburg and the former Ladenburg employee. Ladenburg's motion for reconsideration of the motion to dismiss as to the remaining claims is currently pending. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In July 2008, a suit was filed in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida, by BankAtlantic and BankAtlantic Bancorp, Inc. against Ladenburg and a former Ladenburg research analyst. The plaintiffs alleged, among other things, that research reports issued by defendants were false and defamatory, and that defendants were liable for defamation per se and negligence; the amount of the alleged damages was unspecified. In February 2010, the plaintiffs entered into a settlement agreement resolving all claims against Ladenburg. On July 1, 2010, the plaintiffs and the former research analyst voluntarily dismissed the remaining claims with prejudice. The former research analyst has commenced an arbitration claim against Ladenburg, the Company, and two Company directors for, among other things, indemnification and breach of contract, seeking reimbursement of expenses and other purported damages incurred in defending the suit. The Company believes the claims are without merit and intends to vigorously defend against them.

In February 2010, an arbitration case was commenced by a former employee against Ladenburg and the Company. The claim asserted breach of an employment agreement and sought compensatory damages of $750. In April 2010, Ladenburg and the Company entered into an agreement with the former employee resolving all claims, which had no material effect on the Company’s 2010 financial statements.

In January 2011, two former clients of Triad filed an arbitration claim concerning their IRC Section 1031 like-kind exchange investments made in 2006. The customers have asserted claims for breach of contract, constructive fraud, breach of fiduciary duty, unsuitability, and failure to supervise, and are seeking approximately $1,800 in compensatory damages. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

In January 2011, two former clients of Triad filed an arbitration claim concerning variable annuities purchased in 2008. The customers have asserted claims for breach of contract, fraud, negligence, misrepresentation, breach of fiduciary duty, unsuitability, negligent supervision, and violations of state securities statutes, are seeking approximately $442 in compensatory damages. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

Eight arbitration claims have been filed against Triad in 2010 and 2011 by customers asserting that a former registered representative of Triad sold them, not through Triad, guaranteed investments that were fraudulent. The customers have asserted, among other claims, claims for fraud, negligence, theft, conversion, §10(b) violations, failure to supervise, respondeat superior, breach of fiduciary and other duties, and are seeking a total of $660 in compensatory damages. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

During the fourth quarter of 2009, one of our broker-dealer subsidiaries had a short-term net-capital deficiency, discovered during a routine regulatory review that was not disclosed properly on a monthly FOCUS report. The Company has taken corrective actions, including reporting the deficiency to governmental and self-regulatory organizations, filing amended FOCUS reports for historical periods, reviewing net capital compliance for historical periods, implementing new procedures to monitor net

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11.  Commitments and Contingencies  – (continued)

capital compliance, and terminating the employees who had primary responsibility for monitoring and reporting its net capital. The Company is unable to determine whether and to what extent any governmental and/or self-regulatory organizations may seek to discipline the subsidiary concerning this matter. Such disciplinary actions could include fines, a suspension of such subsidiary's operations and/or rescission of revenues relating to the period of non-compliance, any of which could have a material adverse effect on the subsidiary's results of operations and financial condition.

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

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $286 at December 31, 2010 and $453 at December 31, 2009 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Ladenburg, Investacorp and Triad securities transactions are provided by one clearing broker, a large financial institution. At December 31, 2010 and 2009, a significant percentage of securities owned and the amounts due from clearing brokers reflected in the consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of December 31, 2010 and 2009, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg and Triad sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at market values of the related securities and Ladenburg and Triad will incur a loss if the market value of the securities increases subsequent to December 31, 2010.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12.  Off-Balance-Sheet Risk and Concentrations of Credit Risk  – (continued)

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

13.  Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of the Company’s EBITDA, as adjusted. As of December 31, 2010, 1,013,194 shares had been repurchased for $1,753 under the program.

In April 2009, the Company repurchased 4,500,000 shares of common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction. This purchase was not made under the Company’s share repurchase program, which remains in effect.

Warrants

As of December 31, 2010, outstanding warrants to acquire the Company’s common stock were as follows:

Expiration Date	Exercise Price	Number of Shares
2013	$.95	500,000
2016	.94	1,500,000
2016	.96	600,000
2016	.68	2,300,000
2017	1.91	2,000,000
		6,900,000

In April 2010, the Company entered into an agreement with a former employee to reduce the exercise price of warrants to purchase 2,300,000 shares of common stock to $0.68 from $0.96 per share. This modification resulted in a charge to non-cash compensation of $243, based on the excess of the fair value of the modified warrant over the fair value of the original warrant immediately before the modification.

14.  Earnings Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share. The computations of basic and diluted per share data for December 31, 2010, 2009 and 2008 were as follows. During 2010, 2009 and 2008, restricted stock, options and warrants to purchase 30,012,740, 27,921,290, and 28,862,415 common shares, respectively, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

15.  Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1,

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

15.  Stock Compensation Plans  – (continued)

July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2010, 62,274 shares of LTS common stock were issued to employees under this plan, at prices ranging from $0.89 to $1.19; during 2009, 210,048 shares of LTS common stock were issued to employees under this plan, at prices ranging from $0.50 to $0.68; during 2008, 196,305 shares were issued at prices ranging from $0.68 to $1.78 per share; resulting in a capital contribution of $63, $118 and $285 for 2010, 2009 and 2008, respectively.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provide for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The plans each provide for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”)). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2010, 23,755,000 and 1,525,654 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

15.  Stock Compensation Plans  – (continued)

A summary of the status of the 1999 Plan at December 31, 2010 and changes during the years ended December 31, 2010, 2009 and 2008 are presented below:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	13,083,416	$1.44	8.01	$10,332
Granted	4,068,500	1.75
Exercised	(901,867)	0.58
Forfeited	(537,634)	1.87
Expired	—	—
Options outstanding, December 31, 2008	15,712,415	1.56	7.69	343
Granted	1,105,000	0.83
Exercised	(26,875)	0.58
Forfeited	(1,301,000)	1.48
Expired	(372,250)	3.57
Options outstanding, December 31, 2009	15,117,290	1.46	6.91	200
Granted	3,200,000	0.90
Exercised	(706,050)	0.59
Forfeited	(416,000)	1.96
Expired	—	—
Options outstanding, December 31, 2010	17,195,240	$1.38	6.53	$2,980
Vested or expected to vest	17,086,458	$1.38	6.52	$2,960
Options exercisable, December 31, 2010	11,387,240	$1.41	5.62	$2,066

A summary of the status of the 2009 Plan at December 31, 2010 and changes during the years ended December 31, 2010 and 2009 are presented below:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Granted	140,000	$0.79		$—
Options outstanding, December 31, 2009	140,000	0.79	9.75	—
Granted	1,105,000	1.03		—
Options outstanding, December 31, 2010	1,245,000	$1.00	9.34	$211
Vested or expected to vest	1,076,085	$1.01	9.36	$178
Options exercisable, December 31, 2010	35,000	$0.79	8.75	$13

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

15.  Stock Compensation Plans  – (continued)

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the option plans. A summary of the status of these options at December 31, 2010 and changes during the years ended December 31, 2010, 2009 and 2008 are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	7,750,000	$1.16	8.52	$7,434
Exercised	(1,500,000)	0.51
Options outstanding, December 31, 2008	6,250,000	1.32	7.83	334
Exercised	(486,000)	0.47
Options outstanding, December 31, 2009	5,764,000	1.39	6.97	112
Exercised	(639,000)	0.47
Forfeited	(650,000)	0.66
Options outstanding, December 31, 2010	4,475,000	$1.63	6.44	$177
Vested or expected to vest	4,475,000	$1.63	6.44	$177
Options exercisable, December 31, 2010	4,475,000	$1.63	6.44	$177

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2010, 2009 and 2008 was $0.58, $0.58 and $1.17, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	92.23%	96.8%	99.9%
Risk-free interest rate	2.77%	2.57%	3.13%
Expected life (in years)	6.25	6.2	6.2

During 2010, 2009 and 2008, the Company considered authoritative accounting guidance when reviewing and developing assumptions for the 2010, 2009 and 2008 grants. The weighted average expected life for the 2010, 2009 and 2008 grants reflects a permitted alternative simplified method, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the 2010, 2009 and 2008 option grants is based on historical volatility over the same number of years as the expected life, prior to the option grant date.

As of December 31, 2010, there was $4,358 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including restricted shares referred to below. This cost is expected to be recognized over the vesting periods of the options and restricted shares, which on a weighted-average basis is approximately 1.34 years.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 amounted to $960, $146 and $3,492, respectively. Tax benefits related to option exercise were not deemed to be realized since net operating loss carryforwards are available to offset taxable income

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

15.  Stock Compensation Plans  – (continued)

computed without giving effect to the deductions related to option exercises and the deferred tax assets related to those net operating losses have been fully reserved.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost foroption awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the years ended December 31, 2010, 2009 and 2008, non-cash compensation expense relating to stock option agreements granted employees amounted to $5,439, $6,984 and $5,856, respectively.

On September 1, 2005, the Company granted to certain advisors options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.51 per share under the 1999 Plan. The options, which expire on August 31, 2015, vested 25% on each of the first four anniversaries of the grant date. The Company recorded a charge of $528 and $221 for the fair value of the options for the years ended December 31, 2009 and 2008, respectively, based on the Black-Scholes option pricing model.

In September 2010, the Company granted 200,000 restricted shares of the Company’s common stock to employees pursuant to the 2009 Plan with vesting conditioned upon the employees continued employment at September 23, 2012. As of December 31, 2010, the Company has recorded an expense of $28 associated with the grants, and there was unrecognized compensation cost of $178 included above.

16.  Segment Information

The Company has three operating segments. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor financial advisors. The Premier segment includes the trust services provided by Premier.

Segment information for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Ladenburg	Independent Brokerage and Advisory Services(1)	Premier(3)	Corporate		Total
2010
Revenues	$41,194	$150,409	$970	$1,953		$194,526
Pre-tax (loss) income	(4,364)	1,061	25	(6,812	)(2)	(10,090)
Identifiable assets	21,484	75,939	2,367	2,035		101,825
Depreciation and amortization	1,620	2,239	51	68		3,978
Interest	16	26	—	3,199		3,241
Capital expenditures	110	437	61	—		608
Non-cash compensation	1,464	1,707	28	2,240		5,439

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

16.  Segment Information  – (continued)

	Ladenburg	Independent Brokerage and Advisory Services(1)	Premier(3)	Corporate		Total
2009
Revenues	$38,671	$111,931	—	$73		$150,675
Pre-tax (loss) income	(8,006)	802	—	(10,400	)(2)	(17,604)
Identifiable assets	20,940	72,108	—	1,589		94,637
Depreciation and amortization	1,764	2,311	—	68		4,143
Interest	21	19	—	3,937		3,977
Capital expenditures	338	61	—	—		399
Non-cash compensation	2,270	1,938	—	3,326		7,534
2008
Revenues	$41,997	$79,190	—	$(217)		$120,970
Pre-tax (loss) income	(8,140)	203	—	(11,307	)(2)	(19,244)
Identifiable assets	24,802	73,343	—	3,523		101,668
Depreciation and amortization	1,532	1,809	—	97		3,438
Interest	35	29	—	4,470		4,534
Capital expenditures	453	93	—	—		546
Non-cash compensation	1,912	2,153	—	2,200		6,265

(1)	Includes Triad from August 13, 2008.
(2)	Includes interest, compensation, professional fees and other general and administrative expenses.
(3)	Includes Premier from September 1, 2010.

17.  Related Party Transactions

On August 13, 2010, Investacorp entered into a five-year office lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Phillip Frost, M.D., the Company’s chairman of the board and principal shareholder. The lease provides for aggregate payments during the five-year term of approximately $1,581 and commenced on October 1, 2010. Rent expense under such lease amounted to $84 in 2010.

In 2007, the Company entered into a lease for office space with FREH, which expires in January 2012 and which provides for minimum annual payments of $490. Rent expense under such lease amounted to $512, $490 and $464 in 2010, 2009 and 2008, respectively.

The Company is a party to an agreement with Vector Group Ltd. (“Vector”), where Vector has agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002. Various executive officers and directors of Vector and its subsidiary New Valley serve as members of the board of directors of the Company, and Vector and its subsidiaries own approximately 7.7% of the Company’s common stock at December 31, 2010. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. The Company paid Vector $600, $600, and $500 for 2010, 2009 and 2008, respectively, related to the agreement.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17.  Related Party Transactions  – (continued)

Howard Lorber, the vice-chairman of the Company’s board of directors, a firm he serves as a consultant to, and affiliates of that firm received insurance commissions aggregating approximately $208, $14 and $51 in 2010, 2009 and 2008, respectively, on various insurance policies issued for the Company and its subsidiaries.

In May 2008, upon the completion of the Punk Ziegel merger, the Company paid $250 to the then brother-in-law of Mark Zeitchick, an executive vice president and director of the Company, as payment for introducing the Company to Punk Ziegel.

See Note 10 for information regarding loan transactions involving related parties.

18.  Quarterly Financial Data (Unaudited)

	Quarters
	1st	2nd	3rd	4th
2010:
Revenues	$43,971	$47,584	$48,363	$54,608
Expenses	48,135 (a)	49,625 (a)	51,341 (a)	55,515 (a)
Loss before income taxes	$(4,164)	$(2,041)	$(2,978)	$(907)
Net loss	$(4,403)	$(2,229)	$(3,205)	$(1,114)
Basic and diluted loss per common share(b)	$(0.03)	$(0.01)	$(0.02)	$(0.01)
Basic and diluted weighted average common shares	167,893,655	170,744,411	181,327,242	182,605,129

(a)	Includes $1,760, $1,605, $1,291 and $783 charge for non-cash compensation in the first, second, third and fourth quarters 2010, respectively.
(b)	Due to rounding, the sum of the quarters’ basic and diluted loss per common share amounts does not equal the full fiscal year amount.

	Quarters
	1st	2nd	3rd	4th
2009:
Revenues	$33,290	$34,326	$39,246	$43,813
Expenses	39,290 (a)	39,165 (a)	43,066 (a)	46,758 (a)
Loss before income taxes	$(6,000)	$(4,839)	$(3,820)	$(2,945)
Net loss	$(6,241)	$(5,158)	$(3,728)	$(3,546)
Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.02)	$(0.02)
Basic and diluted weighted average common shares	171,727,332	167,318,633	167,624,573	167,876,256

(a)	Includes $1,921, $1,666, $1,685 and $2,262 charge for non-cash compensation in the first, second, third and fourth quarters 2009, respectively.