Form 10-K/A
period 2010-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2011-04-29
CIK 1029730

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE Amex on that date) held by non-affiliates of the registrant was approximately $131,500,000.

As of April 27, 2011, there were 183,516,576 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference:
None

EXPLANATORY NOTE

Ladenburg Thalmann Financial Services Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011 (“Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

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

Henry C. Beinstein, 68 Director since 2001
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

Robert J. Eide, 58 Director since 2001
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

Phillip Frost, M.D., 74 Director since 2004
Dr. Frost has served as chairman of our board of directors since July 2006. He also served as a member of our board of directors from May 2001 until July 2002. In March 2010, Dr. Frost was named chairman of the board of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, and had previously served as vice chairman of the board of directors since January 2006. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. From 1972 to 1986, Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc., and from 1987 to January 2006, he served as chairman of the board of directors and chief executive officer of IVAX Corporation. Dr. Frost also serves as chairman of the board of directors of PROLOR Biotech, Inc., a development stage biopharmaceutical company. Dr. Frost is a currently a director of Continucare Corporation, a provider of outpatient healthcare services, and Castle Brands Inc. He also serves as Chairman of Temple Emanu-El, as a member of the Florida Council of 100 and as a trustee for each of the University of Miami, the Scripps Research Institute, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost previously served as a director for Northrop Grumman Corp., Ideation Acquisition Corp., Protalix Bio Therapeutics, Inc., and Cellular Technical Services Company, Inc. (now SafeStitch Medical, Inc.), as chairman of Ivax Diagnostics, Inc. and as governor and co-vice-chairman of the American Stock Exchange (now NYSE Amex). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry knowledge, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Brian S. Genson, 62 Director since 2004
Mr. Genson has been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson also serves as a managing director of F1Collectors.com and F1 Action located in Buntingford, England, which is engaged in investing in the motor sport industry. Mr. Genson was also responsible for introducing Ben and Jerry’s Ice Cream Company to the Japanese market. Mr. Genson also serves as a director of Nathan’s Famous.  Mr. Genson's pertinent experience, qualifications, attributes and skills include managerial experience and experience he has attained through his service as a director of publicly-traded corporations.

Saul Gilinski, 56 Director since 2006
Mr. Gilinski has served as president and a director of Osmopharm S.A., a Swiss-based manufacturer of modified release pharmaceutical active ingredients, since 1999. He has served as the chairman of C.I. Farmacapsulas S.A., a manufacturer of pharmaceutical capsules, since 1985. Since December 2003, Mr. Gilinski has served as chairman of Capscanada Corporation, a Canada-based manufacturer of pharmaceutical capsules. Since 1994, he has served as chairman of Ajix, Inc., a distribution import/export company. He is also a director of Premier Commercial Realty, Inc., a commercial property developer in South Florida.  Mr. Gilinski's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and managerial experience.

Dr. Richard M. Krasno, 69 Director since 2006
Dr. Krasno has served as the executive director of the William R. Kenan, Jr. Charitable Trust and as president of the four affiliated William R. Kenan, Jr. Funds since October 1999. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. Dr. Krasno also serves as Chairman of the Board of Directors of the University of North Carolina Health Care System. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980.  Dr. Krasno's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and managerial experience.

Richard J. Lampen, 57 Director since 2002
Mr. Lampen been our president and chief executive officer since September 2006. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. Since October 2008, Mr. Lampen has served as president and chief executive officer and a director of Castle Brands Inc.  From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel of New Valley, where he also served as a member of its board of directors. Since January 1997, Mr. Lampen has served as a director of CDSI Holdings Inc., an affiliate of New Valley seeking acquisitions or investments, and since November 1998 has been its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company since 2002 and as president and chief executive officer since 2006, his industry experience, his managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Howard M. Lorber, 62 Director since 2001
Mr. Lorber has been vice chairman of our board of directors since July 2006. Previously, Mr. Lorber had been chairman of our board of directors from May 2001 to July 2006. Mr. Lorber has been president and chief executive officer of Vector Group since January 2006 and has served as a director of Vector Group since January 2001. He served as president and chief operating officer of Vector Group from January 2001 to December 2005. From November 1994 to December 2005, Mr. Lorber served as president and chief operating officer of New Valley, where he also served as a director. Mr. Lorber was chairman of the board of directors of Hallman & Lorber Assoc. Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; chief executive officer from November 1993 to December 2006 and executive chairman of the board of directors since January 2007 of Nathan’s Famous; and a director of United Capital Corp., a real estate investment and diversified manufacturing company. He is also a trustee of Long Island University.  Mr. Lorber's pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge, financial literacy and the knowledge and experience he has attained through his service as a director and chief executive officer of publicly-traded corporations.

Jeffrey S. Podell, 70 Director since 2004
Mr. Podell is a private investor. He also serves as a director of Vector Group.  Mr. Podell was a member of the New York State Bar Association from 1965 until March 2010.  Mr. Podell’s pertinent experience, qualifications, attributes and skills include managerial experience, financial literacy and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Richard J. Rosenstock, 59 Director since 1999
From May 2001 until December 2002, Mr. Rosenstock served as vice chairman of our board of directors and from August 1999 until December 2002, served as our chief operating officer. He also served as our president from August 1999 until May 2001. Since January 2003, Mr. Rosenstock has been a registered representative of Ladenburg Thalmann & Co. Inc., one of our broker-dealer subsidiaries. Mr. Rosenstock was affiliated with Ladenburg Capital Management Inc., one of our subsidiaries, from 1986 until December 2002, serving from May 2001 as Ladenburg Capital Management’s chief executive officer. From January 1994 until May 1998, he served as an executive vice president of Ladenburg Capital Management and was its president from May 1998 until November 2001.  Mr. Rosenstock's pertinent experience, qualifications, attributes and skills include his industry knowledge and the experience he has attained through his service as a director of a publicly-traded corporation.

Mark Zeitchick, 46 Director since 1999
Mr. Zeitchick has been our executive vice president since September 2006. From August 1999 until December 2003, Mr. Zeitchick served as one of our executive vice presidents. Mr. Zeitchick has also been president and chief executive officer of Ladenburg Thalmann & Co. Inc. since September 2006 and a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick has been Ladenburg Capital Management’s co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital Management. From May 2001 until November 2001, he served as chairman of Ladenburg Capital Management, and became co-chairman in November 2001.  Mr. Zeitchick's pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge and the knowledge and experience he has attained through his service as a director of a publicly-traded corporation.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. Besides Messrs. Lampen and Zeitchick, who are also directors and whose biographical information is contained above, we have one additional executive officer.

Brett Kaufman, 39 years old, became a vice president in March 2008, became our chief financial officer in April 2008 and became a senior vice president in April 2010.  From April 1999 until March 2008, Mr. Kaufman was employed at Bear, Stearns & Co. Inc., serving in various capacities and most recently as managing director and director of financial planning and analysis in the Controller's Group. While at Bear Stearns, Mr. Kaufman was responsible for providing strategic leadership and oversight for the company’s financial reporting, planning, budgeting and forecasting initiatives on a worldwide basis.  From October 1994 until April 1999, Mr. Kaufman was in the Audit and Business Advisory Services division of PricewaterhouseCoopers LLP.  He holds a B.S. in Accounting from Binghamton University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended December 31, 2010.

Code of Ethics

In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. The code of ethics is available at http://ir.stockpr.com/ladenburg/governance-documents under the heading "Code of Business Conduct and Ethics."

Corporate Governance

Nominating Committee Information

Our nominating committee oversees the selection of director nominees. The nominating committee considers persons identified by its members, management, investors, investment bankers and others. The nominating committee does not have a written charter, nor does it have any formal criteria for nominees. However, we feel that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure and be willing to devote significant time to the promotion of the oversight duties of the board of directors of a public company. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last disclosed such procedures in our definitive proxy statement on Schedule 14A, filed with the SEC on August 16, 2010.

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

Under its written charter, which was amended and re-adopted on March 24, 2009 and is available at http://ir.stockpr.com/ladenburg/governance-documents under the heading "Audit Committee Charter," our audit committee’s responsibilities include, among other things:

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

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis section discusses the compensation programs and policies for our named executive officers and the compensation committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers.

Henry C. Beinstein, Robert J. Eide, Brian S. Genson and Dr. Richard Krasno, each of whom is an independent director, currently comprise our compensation committee. The committee's responsibilities include:

•	establishing the general compensation policy for our executive officers, including our chief executive officer;

•	administering our Qualified Employee Stock Purchase Plan (“QESPP”), our Amended and Restated 1999 Performance Equity Plan (“1999 Plan”) and our 2009 Incentive Compensation Plan ("2009 Plan");

•	determining who participates in these plans, establishing performance goals, if any, and determining specific grants and awards to the participants.

Our compensation committee has established compensation policies designed to provide competitive compensation levels that integrate pay with our annual performance and reward above average corporate performance, recognize individual initiative and achievements and assist us in attracting and retaining qualified executives. Our compensation committee may engage outside advisors, experts and others to assist it in determining executive compensation. No such advisors or experts were retained in connection with the compensation paid for the year ended December 31, 2010.

The compensation committee makes all final determinations with respect to executive officers’ compensation, based on an appraisal of our financial status and a subject assessment of individual performance. Our chief executive officer may make recommendations to the compensation committee relating to the compensation of executive officers, but the compensation committee has full autonomy in determining executive compensation.  The compensation committee also considers and approves all director compensation other than standard fees for board and committee service, which are determined through a subjective assessment of individual contributions.

Our compensation committee is charged with performing an annual review of our executive officers’ cash and other compensation to determine whether we provide adequate incentives and motivation to executive officers and whether the compensation we provide to our executive officers is comparable to the compensation provided to other executive officers in similarly situated companies based on our review of public compensation disclosures, although we do not use benchmarks.

Compensation Components

The four primary compensation components are base salary, brokerage commissions (for those officers who are registered representatives), cash bonuses and equity awards.  We discuss each of these items in more detail below.

Base Salary.  Generally, we set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We seek to maintain base salary amounts at or near the industry norms, while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals.  Base salaries are not anticipated to be the sole component of total annual cash compensation.  We review base salaries annually, subject to terms of employment agreements, and our compensation committee seeks to adjust base salaries to realign them with industry norms based ona  review of publicly-available compensation information after taking into account individual responsibilities, performance and experience. We do not use specific industry benchmarks, however.  As part of the annual compensation review process, the compensation committee in December 2010 increased Mr. Zeitchick’s salary from $250,000 to $325,000, effective January 1, 2011, and in April 2011 increased Mr. Kaufman’s salary from $200,000 to $225,000, effective April 1, 2011.

Brokerage Commissions.  If an executive is a registered representative, part of the executive’s total compensation is a percentage of the brokerage commissions derived from customer accounts for which such executive is the designated account representative. We believe this form of additional compensation helps incentivize our executives who are registered representatives.  For each of fiscal 2008, 2009 and 2010, Mark Zeitchick was the only executive officer who was paid brokerage commissions.

Discretionary Cash Bonus.   We grant discretionary cash bonuses to executives and directors, including non-employee directors.  This is an important part of executive compensation.  These bonuses may exceed base salary amounts and are more closely tied to both company and individual performance.  Our compensation committee establishes bonus amounts by taking account of, among other things, a subjective assessment of individual performance, growth in our business through organic growth and acquisitions, satisfaction of financial goals, including EBITDA, as adjusted, changes in shareholder value and the business environment in which we operated during the year.  We believe that EBITDA, as adjusted, is correlated to shareholder value creation and therefore is one of the appropriate measures to consider in determining executive compensation.   EBITDA, as adjusted, is intended to minimize or eliminate the effect of items that do not directly reflect our performance or individual executive performance.  While the compensation committee considers the foregoing objective factors, the actual bonus amount for each executive officer is based on the compensation committee's subjective assessment of both our overall performance for the year, in the context of the business environment in which we operated, and the contribution that each such individual made to that performance.  The compensation committee believes that a discretionary bonus plan is appropriate because objective, short-term financial measures may not fully reflect the underlying reasons for our performance and will not reflect individual executive performance.

In 2010, we granted a $200,000 cash bonus to each of Richard Lampen, our president and CEO, and Mark Zeitchick, our executive vice president and the president and CEO of Ladenburg Thalmann & Co. Inc.; and a $115,000 cash bonus to Bret Kaufman, our senior vice president and chief financial officer.  We also granted a $200,000 cash bonus to each of Dr. Phillip Frost, our chairman, and Howard Lorber, our vice-chairman.  These bonuses were based on the contributions made by these individuals to our performance in 2010, including the development of new business.  Additional considerations for the bonuses for Messrs. Lampen, Zeitchick and Kaufman for 2010 included the firm’s return to positive EBITDA, as adjusted; significant growth in revenues and asset levels at our independent brokerage businesses, together with progress on the consolidation of their back office functions; the benefits obtained from the new clearing agreements, including cost savings and the forgiveness of approximately $2 million of principal and interest under the loan from our clearing firm; and the growth of the investment banking business.  Bonus payments for our executive officers in 2010 were higher than those paid in 2009, when no bonuses were paid to Dr. Frost or to Messrs. Lampen and Lorber and a $100,000 bonus was paid to each of Mr. Zeitchick and Mr. Kaufman.  The increased amounts were due to our compensation committee’s subjective assessment of our overall performance in the context of the business environment, in which we operated, including increased EBITDA, as adjusted, in 2010 as compared to 2009.

Equity Awards.  We grant stock options and other stock-based awards to incentivize executives for long-term performance and to provide an appropriate balance between our long-term and short-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success. The percentage of compensation paid as long-term incentives as compared with cash payments is made through a subjective determination.  The compensation committee develops its equity award determinations based on its judgment as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.  We generally grant options that vest over a period of three or four years beginning on the first anniversary of the grant date.  We believe that this vesting schedule contributes significantly to the retention of our executive officers because they must remain employed for at least one year before they can realize any potential value from an option grant and will need to continue in our employ for the duration of the vesting schedule in order to realize the maximum potential value.

In March 2011, we granted options to purchase 600,000 shares to each of Dr. Frost and Messrs. Lorber, Lampen and Zeitchick and options to purchase 125,000 shares to Mr. Kaufman.  The exercise price for these options is $1.28 per share (a premium to the closing market price of $1.02 on the grant date).  These options vest in four equal annual installments beginning on the first anniversary of the grant date.  In January 2010, we granted options to purchase 1,000,000, 600,000, 600,000, 600,000 and 50,000 shares to Dr. Frost and Messrs. Lorber, Lampen, Zeitchick and Kaufman, respectively.  The exercise price for these options is $0.90 per share (a premium to the closing market price of $0.72 on the grant date).  These options vest in four equal annual installments beginning on the first anniversary of the grant date.

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

Other Compensation.  We maintain various employee benefit plans, including medical, dental, life and disability insurance and 401(k) plans, and these plans are available to all salaried employees.  We pay all medical and dental insurance premiums for certain of our executive officers as provided in their respective employment agreements.

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

Summary Compensation Table

The following table shows the compensation paid to our officers listed below, who we refer to as Named Executive Officers, for 2010, 2009 and 2008.

						Non-Equity
					Option	Incentive Plan	All Other
Name and Principal	Fiscal		Salary	Bonus	Awards	Compensation	Compensation		Total
Position	Period		($)	($)	($)(1)	($)	($)		($)
Richard J. Lampen, chief executive officer and president (2)	2010		—	200,000	323,640	—	—		523,640
	2009		—	—	—	—	—		—
	2008		—	150,000	591,480	—	—		741,480
Mark Zeitchick, executive vice president; president and chief executive officer of Ladenburg Thalmann & Co. Inc.	2010		250,000	200,000	323,640	—	166,678	(3)	940,318
	2009		250,000	100,000	—	—	205,929	(3)	555,929
	2008		250,000	150,000	591,480	—	464,089	(3)	1,455,569
Brett H. Kaufman, senior vice president and chief financial officer	2010		200,000	115,000	26,970	—	—		341,970
	2009		200,000	100,000	—	—	—		300,000
	2008	(4)	154,616	100,000	226,635	—	54,116	(5)	535,367

(1)
Represents the aggregate grant date fair value of stock options granted for the year ended December 31, 2010 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in note 15 to our audited financial statements for the year ended December 31, 2010 included in our Original 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized by the named executive officer.

(2)	Does not include payments to Vector Group under the management services agreement with Vector Group described under the caption “Compensation Arrangements for Executive Officers” below.

(3)
Represents commissions earned from customer accounts for which the individual is a designated account representative ($159,264, $199,031 and $457,209 in 2010, 2009 and 2008) and health and dental insurance premiums paid by us.

(4)	Mr. Kaufman became a vice president in March 2008 and became our chief financial officer in April 2008.
(5)
Represents relocation expenses ($13,359), brokerage, legal and other fees in connection with the sale of his house in New York ($30,635) and legal fees in connection with the negotiation of his employment letter with us ($10,122).

Compensation Arrangements for Executive Officers

Richard J. Lampen serves as our president and chief executive officer under a management services agreement with Vector Group. Under this agreement, Vector Group makes Mr. Lampen’s services available to us and will provide, upon our request, other financial and accounting resources, including assistance in complying with Section 404 of the Sarbanes-Oxley Act of 2002, in exchange for an annual fee of $600,000, payable in quarterly installments, and an indemnification by us of Vector Group. The management agreement is terminable by either party on 30 days’ prior notice.  Commencing in 2011, Mr. Lampen is being reimbursed for various automobile and health insurance expenses.  In January 2011, we paid a $200,000 discretionary bonus to Mr. Lampen for 2010, which is reflected in the Summary Compensation Table above.

Mark Zeitchick serves as our executive vice president and president and chief executive officer of Ladenburg Thalmann & Co. Inc. Under his employment agreement, Mr. Zeitchick received an annual base salary of $250,000 which was increased to $325,000 for 2011, a percentage of commissions from customer accounts for which he is a designated account representative and a discretionary bonus. In January 2011, we paid a $200,000 discretionary bonus to Mr. Zeitchick for 2010, which is reflected in the Summary Compensation Table above. The base salary increase for Mr. Zeitchick was the first increase in his base salary since 2006.  The current term of the agreement with Mr. Zeitchick, which automatically renews for successive one year periods unless terminated by either party upon 30 days’ prior written notice, is through December 31, 2011.

Since April 2008, Brett Kaufman has served as our chief financial officer under the terms of an employment letter providing for a $200,000 annual base salary, which was increased to $225,000 effective April 1, 2011.  He is also eligible for an annual discretionary bonus, which was $115,000 for 2010 and is reflected in the Summary Compensation Table above.  The employment letter's initial term expired on December 31, 2009, but it automatically renews for successive one year periods unless terminated by either party 30 days’ prior to the expiration of the then current term.  In 2008 we paid $54,116 for Mr. Kaufman's relocation expenses, for brokerage fees in connection with the sale of his house in New York and for Mr. Kaufman's legal fees in connection with the negotiation of the employment letter.

Grants of Plan-Based Awards in 2010

The following table shows grants made to our Named Executive Officers in 2010. The grant date fair value of option awards may not be realized by the individuals.

All Other
		Estimated Future			Option
		Payouts Under			Awards:
		Non-Equity Incentive			Number of	Exercise or
		Plan Awards			Securities	Base Price	Grant Date
					Underlying	of Option	Fair Value of
	Grant	Threshold	Target	Maximum	Options	Awards	Option Award (1)
Name	Date	($)	($)	($)	(#)	($)	($)
Richard J. Lampen	1/14/10	—	—	—	600,000	.90	323,640

Mark Zeitchick	1/14/10	—	—	—	600,000	.90	323,640

Brett Kaufman	1/14/10	—	—	—	50,000	.90	26,970

Outstanding Equity Awards at December 31, 2010

The following table summarizes the outstanding option awards held by our Named Executive Officers at December 31, 2010.

	Option Awards
				Equity
				Incentive Plan
				Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying	Option
	Unexercised	Unexercised		Unexercised	Exercise
	Options (#)	Options (#)		Unearned	Price	Option
Name	Exercisable	Unexercisable		Options (#)	($)	Expiration Date

Richard J. Lampen	20,000	0		—	0.88	01/09/2012
	20,000	0			0.22	11/14/2012
	20,000	0			0.30	09/16/2013
	20,000	0			0.48	03/02/2015
	600,000	0			0.88	07/17/2016
	20,000	0			1.39	11/05/2016
	20,000	0			2.30	06/28/2017
	450,000	150,000	(1)		2.30	07/25/2017
	300,000	300,000	(2)		1.58	10/30/2018
	0	600,000	(3)		0.90	01/14/2020
Mark Zeitchick	250,000	0		—	0.88	01/09/2012
	125,000	0			1.01	05/25/2014
	150,000	0			0.58	08/17/2015
	600,000	0			0.88	07/17/2016
	450,000	150,000	(1)		2.30	07/25/2017
	300,000	300,000	(2)		1.58	10/30/2018
	0	600,000	(3)		0.90	01/14/2020
Brett H. Kaufman	75,000	75,000	(4)	—	2.30	03/24/2018
	0	50,000	(3)		0.90	01/14/2020

(1)	These options vest July 25, 2011.
(2)	These options vest in two equal annual installments beginning on October 30, 2011.
(3)	These options vest in four equal annual installments beginning on January 14, 2011.
(4)	These options vest in two equal annual installments beginning on March 25, 2011.

Option Exercises and Stock Vested

None of our Named Executive Officers  exercised any stock options during 2010.

Pension Benefits

We do not provide pension benefits to our Named Executive Officers.

Stock Options and Warrants Issued Outside of Equity Plans

As of December 31, 2010, stock options issued outside of our equity plans to purchase an aggregate of 4,475,000 shares of our common stock at exercise prices ranging from $0.47 per share to $1.91 per share and warrants to purchase 6,900,000 shares of our common stock at exercise prices ranging from $0.68 per share to $1.91 per share were outstanding. See “Equity Compensation Plan Information” below.

Qualified Employee Stock Purchase Plan

On November 6, 2002, our shareholders approved the QESPP, under which a total of 5,000,000 shares of our common stock are available for issuance. On November 1, 2006, our shareholders approved an amendment to increase the number of shares available for issuance under the plan to 10,000,000 shares. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock during designated periods. Designated periods have been initially set at three months long and commence on January 1st, April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. On the first day of each such period, known as the “date of grant,” each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an “exercise date.” On the exercise date, amounts withheld during the period will be applied to purchase shares for the employee from us. The purchase price will be 95% of the last sale price of our common stock on the exercise date. As of December 31, 2010, 4,107,090 shares of common stock had been issued under the QESPP.

Potential Termination or Change in Control Payments

Mark Zeitchick and Brett H. Kaufman have employment agreements with us that provide for potential payments in the event of their termination.

Under Mr. Zeitchick's employment agreement, if his employment is terminated for any reason other than death, we are required to pay to Mr. Zeitchick all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for him and his family, providing coverage no less extensive than that in effect on the date hereof, and pay for any required deductibles under such insurance, until the earlier of (i) two years after his termination or (ii) until he receives similar coverage, without pre-existing condition limitations, after the expiration of any waiting periods, from a subsequent employer, as well as the cost of insurance, hospitalization, medical or other benefits we make available to our employees. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2010 for any reason other than his death was approximately $18,000. In the event of Mr. Zeitchick’s death, we are required to pay to, or on behalf of, Mr. Zeitchick’s spouse or designated beneficiary, if he is survived by a spouse or designated beneficiary, or if not, to his estate, for one year from the date of death, all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for his family, providing coverage no less extensive than that in effect on the date of the agreement, any required deductibles under such insurance, as well as the cost of insurance, hospitalization, medical or other benefits made available by us to our employees so that Mr. Zeitchick’s beneficiary may participate. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2010 as a result of his death was approximately $0.

Under the terms of the employment letter with our current senior vice president and chief financial officer, Brett Kaufman, we are required to pay Mr. Kaufman a severance amount equal to his annual base salary ($200,000 at December 31, 2010) due to his termination by us without "Cause" or by him for "Good Reason."  In the event that Mr. Kaufman's employment is terminated due to death or "Disability," Mr. Kaufman will be entitled to receive a pro-rata bonus for the year of termination based on his bonus for the prior year ($115,000 in the case of any termination in 2011). Also, Mr. Kaufman and his family will be entitled to receive subsidized health and dental benefits for a period of up to 18 months following any termination due to death, "Disability," without "Cause" or with "Good Reason" (approximately $30,000 at December 31, 2010).  The total estimated payment in the event Mr. Kaufman’s employment had been terminated on December 31, 2010 as a result of his death or disability was approximately $130,000.

Mr. Kaufman's employment letter defines "Cause", "Disability" and "Good Reason" as follows:

•
Cause means: (i) conviction of, or the entry of a plea of guilty or nolo contendere to, a felony, (ii) alcoholism or drug addiction which materially impairs Mr. Kaufman's ability to perform his duties, (iii) continued, intentional and willful failure to substantially and materially perform his material duties and responsibilities after receipt of written notice and failure to cure within 30 days of such notice, (iv) willful and deliberate misconduct that results, or is reasonably likely to result, in material and demonstrative harm to us or our subsidiaries or affiliates, or (v) substantial impairment from performing his duties for a period of longer than 60 consecutive days or more than 120 days as a result of an action taken by a regulatory body or self-regulatory agency.

•
Disability means that Mr. Kaufman, as a result of incapacity due to physical or mental illness, has been substantially unable to perform his normal duties for an entire period of six consecutive months, and has not returned to the substantial performance of his duties on a full-time basis within 30 days after written notice of termination is given by us after such six-month period.

•
Good Reason means: (i) a material diminution in duties or responsibilities, (ii) failure to appoint or elect Mr. Kaufman as our senior vice president and chief financial officer or his removal from such position, (iii) a reduction in his base salary, (iv) relocation of his office to a location outside of Miami, Florida (other than in connection with travel necessary to perform his duties), or (v) a material breach by us of his employment letter, an indemnification agreement between us or any equity agreement between us, including, without limitation, the failure of any successor to all or substantially all of our assets to assume our obligations under the employment letter and the indemnification agreement.

Also, certain of our option agreements contain clauses that provide that in the event of a change in control of our company, or upon the death or disability of the optionholder, all stock options under such an agreement become fully vested. The unrealized value of  in-the-money unvested stock options subject to accelerated vesting are shown below as potential payments to the Named Executive Officers. The unrealized value was calculated by multiplying the number of unvested shares under “2009 Outstanding Equity Awards at Fiscal Year-End” above by the closing price of a share of common stock on December 31, 2010 ($1.17), then deducting the aggregate exercise price of the unvested stock options.

	Change-in-Control	Death	Disability
Name	($)	($)	($)

Richard J. Lampen	162,000	162,000	162,000
Mark Zeitchick	162,000	162,000	162,000
Brett H. Kaufman	13,500	13,500	13,500

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

In addition, for 2010, we paid a discretionary bonus of $200,000 in January 2011 to each of Phillip Frost, M.D., our chairman, and Howard Lorber, our vice-chairman as a result of our subjective determination of their individual contributions to our company.  In March 2011, we granted each of Dr. Frost and Mr. Lorber an option to purchase 600,000 shares of our common stock at an exercise price of $1.28 per share (a premium to the closing market price of $1.02 on the grant date).

The following table summarizes non-employee director compensation for 2010.  Compensation for directors who are also Named Executive Officers is included in the Summary Compensation Table above.

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards(1)	Total
Name	($)	($)	($)	($)
Henry C. Beinstein	49,500	—	15,476	64,976
Robert J. Eide	49,000	—	15,476	64,476
Phillip Frost, M.D.	322,000	—	15,476	337,476
Brian S. Genson	30,000	—	15,476	45,476
Saul Gilinski	36,000	—	15,476	51,476
Howard M. Lorber	223,000	—	15,476	238,476
Dr. Richard M. Krasno	35,500	—	15,476	50,976
Jeffrey S. Podell	36,500	—	15,476	51,976

(1)
Represents the aggregate grant date fair value of stock options granted for the year ended December 31, 2010 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the director. Assumptions used in the calculation of such amount are included in note 15 to our audited financial statements for the year ended December 31, 2010 included in our Original 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized. The aggregate number of outstanding option awards at December 31, 2010 was as follows:

Name	Aggregate Number of Option Awards Outstanding
Henry C. Beinstein	180,000
Robert J. Eide	120,000
Phillip Frost, M.D.	4,140,000
Brian S. Genson	120,000
Saul Gilinski	100,000
Howard M. Lorber	1,680,000
Dr. Richard M. Krasno	100,000
Jeffrey S. Podell	120,000

Compensation Committee Interlocks and Insider Participation

In 2010, none of our executive officers or directors was a member of the board of directors of any other company where the relationship would be considered a committee interlock under SEC rules.

Compensation Committee Report on Executive Compensation

The following report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such report by reference.

In fulfilling our role, we met and held discussions with the Company’s management and reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the review and discussions with management and our business judgment, we recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Submitted by the Compensation Committee of the Board of Directors.

Henry C. Beinstein

Robert J. Eide

Brian S. Genson

Dr. Richard Krasno

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Share Ownership

The table below shows the number of shares of common stock beneficially owned as of April 20, 2011 by:

•	those persons or groups known to us to beneficially own more than 5% of our common stock,
•	each of our directors,
•	each Named Executive Officer, and
•	all directors and Named Executive Officers as a group.

The percentage of shares is based on the 183,576,113 shares of common stock outstanding on April 20, 2011.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares		Percent

Phillip Frost, M.D. and related entities 4400 Biscayne Boulevard, 15th Floor Miami, Florida 33137	58,207,130	(1)	30.91%

New Valley LLC 100 S.E. Second Street Miami, FL 33131	13,891,205	(2)	7.57%

Howard M. Lorber	4,176,674	(3)	2.26%

Mark Zeitchick	3,835,400	(4)	2.07%

Richard J. Rosenstock	3,372,908	(5)	1.83%

Richard J. Lampen	2,271,131	(6)	1.23%

Saul Gilinski	1,093,600	(7)	*

Dr. Richard M. Krasno	350,500	(8)	*

Robert J. Eide	199,386	(9)	*

Henry C. Beinstein	182,835	(10)	*

Jeffrey S. Podell	142,013	(11)	*

Brett H. Kaufman	140,000	(12)	*

Brian S. Genson	130,000	(13)	*

All directors and executive officers as a group (12 persons)	87,992,782	(14)	45.26%

*	Less than 1 percent.

(1)
Represents (i) 10,423,699 shares of common stock held by Frost Gamma Investments Trust, a trust organized under Florida law (“Gamma Trust”), (ii) 43,013,431 shares of common stock held by Frost Nevada Investments Trust (“Nevada Trust”), a trust organized under Florida law, (iii) 2,770,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost and (iv) 2,000,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Nevada Trust. Dr. Frost is the sole trustee of both Gamma Trust and Nevada Trust. As the sole trustee of Gamma Trust and Nevada Trust, Dr. Frost may be deemed the beneficial owner of all shares owned by Gamma Trust and Nevada Trust, respectively, by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by such trusts.  Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Securities Exchange Act of 1934, each of Dr. Frost, Gamma Trust and Nevada Trust will be deemed to be the beneficial owner of the shares held by any other such person. The foregoing information was derived from a Schedule 13D filed with the SEC on December 9, 1997, as amended, as well as from information made known to us.

(2)	New Valley LLC is wholly-owned by Vector Group Ltd.

(3)
Represents (i) 2,669,580 shares of common stock held directly by Mr. Lorber, (ii) 301,227 shares of common stock held by Lorber Epsilon 1999 Limited Partnership, a Delaware limited partnership, (iii) 220,800 shares of common stock held by Lorber Alpha II Limited Partnership, a Nevada limited partnership, (iv) 985,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber and (v) 67 shares of common stock held of record by Citibank N.A. as custodian for the benefit of Howard Lorber Rollover IRA. Mr. Lorber indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnerships. Lorber Epsilon 1999 LLC, a Delaware limited liability company, is the general partner of Lorber Epsilon 1999 Limited Partnership. Lorber Alpha II Limited Partnership is the sole member of, and Mr. Lorber is the manager of, Lorber Epsilon 1999 LLC. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Does not include (i) the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lorber serves as an executive officer and director of its parent, Vector Group Ltd., and (ii) 590,824 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers.

(4)
Includes (i) 1,810,400 shares of common stock held of record by MZ Trading LLC, of which Mr. Zeitchick is the sole managing member, (ii) 1,775,000 shares of common stock issuable upon exercise of currently exercisable options held by MZ Trading and (iii) 250,000 shares of common stock issuable upon exercise of currently exercisable options held by Mark Zeitchick.

(5)
Represents (i) 293,562 shares of common stock held directly by Mr. Rosenstock, (ii) 2,313,346 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, (iii) 50,000 shares of common stock held of record by the NFS/FMTC Rollover IRA for the benefit of Richard J. Rosenstock, (iv)  5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Roni L. Rosenstock, Mr. Rosenstock’s wife, (v) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Richard J. Rosenstock, (vi) 280,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock and (vii) 425,500 shares of common stock issuable upon exercise of currently exercisable warrants held by Roni L. Rosenstock.

(6)
Includes 1,620,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lampen. Does not include the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lampen serves as an executive officer of its parent, Vector Group Ltd.

(7)	Includes 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Gilinski.

(8)	Includes 80,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Krasno.

(9)	Includes 100,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Eide.

(10)
Includes (i) 1,532 shares of common stock held of record in the individual retirement account of Mr. Beinstein’s spouse and (ii) 160,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein.

(11)	Includes 100,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Podell.

(12)	Includes 125,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Kaufman.

(13)	Includes 100,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Genson.

(14)	Includes 10,850,500 shares of common stock issuable upon exercise of currently exercisable options and warrants.

Equity Compensation Plan Information

The following table contains information at December 31, 2010 regarding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	18,440,240		$1.35	25,280,654	(1)
Equity compensation plans not approved by security holders	11,375,000	(2)(3)(4)(5)(6)	$1.33	—

(1)	Consists of approximately 1,723,154 million shares available for future issuance under our 1999 Plan and 23,557,500 under the 2009 Plan.

(2)
Includes warrants to purchase 2,900,000 shares of our common stock at $0.96 per share, issued to former shareholders of Capitalink, L.C.  During 2010, the exercise price of warrants to purchase 2,300,000 shares of common stock was adjusted to $0.68.

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

In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC to continue as employees of Ladenburg. We granted to such individuals ten-year options to purchase an aggregate of 1,500,000 shares of our common stock exercisable at $0.94 per share. At December 31, 2010, options to purchase 1,475,000 shares remained outstanding and are currently vested.

In connection with the 2007 Investacorp acquisition, we granted Investacorp’s chairman options to purchase 3,000,000 shares of our common stock at $1.91 per share. These options are currently vested and have a ten-year term.

At December 31, 2010, the warrants and options listed above were our only equity compensation not issued under an equity compensation plan approved by our shareholders.

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

 Related party transactions

In connection with our acquisition of Investacorp in 2007, we entered into a $30,000,000 revolving credit agreement with an entity affiliated with Dr. Phillip Frost, our chairman of the board and our principal shareholder. Borrowings under the credit agreement bear interest at a rate of 11% per annum, payable quarterly. On August 25, 2009, the revolving credit agreement was amended to extend the maturity date to August 25, 2016. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note.  The largest aggregate principal amount outstanding under this facility in 2010 was $25,450,000. In 2010, we paid $16,200,000 in principal and $2,258,853 in interest was earned under this facility.  The aggregate principal amount outstanding under this facility at December 31, 2010 was $16,950,000.

Howard Lorber is a consultant to Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for us. These commissions were approximately $208,000 in 2010.  Hallman & Lorber Associates, Inc. continues to provide services to us during 2011.

Robert J. Eide is chairman and chief executive officer of Aegis Capital Corp., a brokerage firm which does business with Ladenburg Thalmann & Co. Inc. in the ordinary course on customary terms. Such firm has acted as a selected dealer in several securities offerings in which Ladenburg was a lead underwriter, and commissions and fees paid to Aegis Capital Corp. for these 2010 securities offering were $289,000.  We anticipate such amounts will exceed $120,000 for 2011.

In September 2006, we entered into a management services agreement with Vector Group under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, to serve as our president and chief executive officer and to provide certain other financial and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002.  In consideration for such services, we currently pay Vector Group a $600,000 annual fee plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in providing such services, and have agreed to indemnify Vector Group for any liabilities arising out of the provision of the services. We paid $600,000 in 2010 to Vector Group under this agreement.  The agreement is terminable by either party upon 30 days’ prior written notice.

In March 2007, we entered into an office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, for the five-year period ending January 31, 2012. The lease is for 15,831 square feet of space in an office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located. The rent is inclusive of operating expenses, property taxes and parking. Rental payments for 2010 amounted to approximately $512,000. We received the advice of a commercial real estate firm at the time we entered into the lease that the lease terms were as fair as could have been obtained from an unaffiliated third party.

In September 2010, Investacorp, Inc. entered into an office lease with Frost Real Estate Holdings, LLC for a five-year lease ending in September 2015.  The lease is for 11,475 square feet of space in an office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located.  Rental payments for 2010 amounted to approximately $84,000. We received the advice of a commercial real estate firm at the time we entered into the lease that the lease terms were as fair as could have been obtained from an unaffiliated third party.

Ladenburg Thalmann & Co. Inc employs Richard J. Rosenstock, a director, Richard Sonkin, the brother-in-law of Richard J. Rosenstock, and Steven Zeitchick, the brother of director Mark Zeitchick. In 2010, (i) Richard J. Rosenstock received approximately $214,000 in compensation, (ii) Richard Sonkin, received approximately $208,000 in compensation and (iii) Steven Zeitchick received $210,000 in compensation. It is anticipated that each of these individuals will receive in excess of $120,000 in compensation from us in 2011.

Independence of Directors

We follow the NYSE Amex rules in determining if a director is independent. Our board also consults with our counsel to ensure that the board's determination is consistent with those rules and other relevant laws and regulations regarding director independence. In making its independence determinations, our board considered that in the ordinary course of business we may provide commercial and investment banking, financial advisory and other services to some of the independent directors and to business organizations and individuals associated with them.  Our board determined that, based on available information, none of these relationships were material or affected the independence of any director. Consistent with these considerations, our board of directors has determined that Messrs. Beinstein, Eide, Genson, Gilinski, Krasno and Podell are independent directors. The other remaining directors may not be deemed independent under the NYSE Amex rules because we currently employ them or they have other relationships with us that may result in them being deemed not “independent.” All members of our compensation and nominating committees are independent and all members of our audit committee are independent under those heightened standards applicable to audit committee members.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Independent Registered Public Accounting Firm for 2010 and 2009

EisnerAmper LLP billed us the following amounts for professional services rendered for 2010 and 2009:

	2010	2009
	(in thousands)
Audit fees	$675	$720
Audit-Related fees	—	—
Tax fees	—	—
All other fees	26	106
Total fees	$701	$826

Audit Fees include fees for services performed by EisnerAmper LLP relating to the integrated audit of the consolidated annual financial statements and internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q and statutory and regulatory filings or engagements.

Audit-Related Fees would include fees for assurance and related services performed by EisnerAmper LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees would include fees for professional services rendered by EisnerAmper LLP for tax compliance, tax advice and tax planning.

All Other Fees includes fees for products and services provided by EisnerAmper LLP, other than the services reported above.  The services performed involved due diligence, review of corporate filings and research of various accounting and tax issues.

Audit Committee Pre-Approval Policy

Our audit committee pre-approves the engagement of EisnerAmper LLP to render audit and non-audit services. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees”, Audit-Related Fee”, “Tax Fees” and “All Other Fees” above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

*        Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Dated: April 28, 2011

By:	/s/ Brett H. Kaufman
Name: Brett H. Kaufman
Title: Senior Vice President and Chief Financial Officer