Form 10-Q
period 2011-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2011-05-06
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Yes ☐ No ☑

As of May 2, 2011, there were 183,516,576 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	March 31, 2011 (Unaudited)	December 31, 2010

ASSETS

Cash and cash equivalents	$8,275	$6,927
Securities owned at fair value	1,874	2,662
Receivables from clearing broker	21,710	18,073
Receivables from other broker-dealers	2,044	1,364
Other receivables, net	9,036	9,162
Furniture, equipment and leasehold improvements, net	2,599	2,805
Restricted assets	150	200
Intangible assets, net	25,798	26,431
Goodwill	29,715	29,719
Unamortized debt issue cost	1,527	1,597
Other assets	3,369	2,885

Total assets	$106,097	$101,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at market value	$49	$10
Accrued compensation	5,727	5,328
Commissions and fees payable	8,989	9,264
Accounts payable and accrued liabilities	6,746	6,751
Deferred rent	2,779	2,928
Deferred income taxes	2,625	2,418
Accrued interest	479	328
Notes payable	30,424	27,879

Total liabilities	57,818	54,906

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding,183,516,576 in 2011 and 183,496,492 in 2010	18	18
Additional paid-in capital	192,375	191,424
Accumulated deficit	(144,114)	(144,523)

Total shareholders’ equity	48,279	46,919

Total liabilities and shareholders’ equity	$106,097	$101,825

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months ended
	March 31, (Unaudited)
	2011	2010
Revenues:
Commissions	$29,197	$26,049
Advisory fees	15,758	10,990
Investment banking	10,649	4,586
Principal transactions	(424)	291
Interest and dividends	157	126
Other income	1,865	1,929
Total revenues	57,202	43,971
Expenses:
Commissions and fees	33,872	26,926
Compensation and benefits	14,143	11,339
Non-cash compensation	957	1,760
Brokerage, communication and clearance fees	1,749	1,584
Rent and occupancy, net of sublease revenue	822	774
Professional services	1,031	1,112
Interest	828	956
Depreciation and amortization	893	1,016
Other	2,152	2,668
Total expenses	56,447	48,135
Income (loss) before income taxes	755	(4,164)
Income tax expense	346	239
Net income (loss)	$409	$(4,403)

Net income (loss) per common share (basic and diluted)	$0.00	$(0.03)

Weighted average common shares used in computation of per share data:
Basic	183,366,512	167,893,655
Diluted	186,327,158	167,893,655

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	183,496,492	$18	$191,424	$(144,523)	$46,919

Issuance of common stock underemployee stock purchase plan	20,160	—	22	—	22

Exercise of stock options	110,000	—	90	—	90

Stock options granted to membersof former Advisory Board and consultants	—	—	(6)	—	(6)

Stock-based compensation to employees	—	—	903	—	903

Issuance of restricted stock (net of 59,537 shares forfeited)	—	—	60	—	60

Repurchase and retirement of common stock	(110,076)	—	(118)	—	(118)

Net income	—	—	—	409	409

Balance, March 31, 2011	183,516,576	$18	$192,375	$(144,114)	$48,279

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$409	$(4,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	260	259
Adjustment to deferred rent	(150)	(70)
Amortization of debt discount	21	114
Amortization of intangible assets	633	757
Amortization of debt issue cost	70	70
Deferred income taxes	207	170
Benefit attributable to reduction of goodwill	4	—
Non-cash compensation expense	957	1,760
Disposal of furniture, equipment, and leasehold improvements	—	3

(Increase) decrease in operating assets:
Securities owned at fair value	788	(529)
Receivables from clearing broker	(3,637)	(301)
Receivables from other broker-dealers	(680)	(139)
Other receivables, net	126	438
Other assets	(501)	54

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	39	—
Accrued compensation	399	181
Accrued interest	151	174
Commissions and fees payable	(275)	191
Accounts payable and accrued liabilities	(5)	167
Net cash used in operating activities	(1,184)	(1,104)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(36)	(105)
Decrease in restricted assets	50	100
Net cash provided by (used in) investing activities	14	(5)

Cash flows from financing activities:
Issuance of common stock under stock plans	112	48
Repurchases of common stock	(118)	(64)
Principal borrowings under revolving credit facility, net	3,000	3,000
Principal payments on other notes payable	(476)	(1,706)
Net cash provided by financing activities	2,518	1,278

Net increase in cash and cash equivalents	1,348	169
Cash and cash equivalents, beginning of period	6,927	5,702
Cash and cash equivalents, end of period	$8,275	$5,871

Supplemental cash flow information:
Interest paid	$580	$590
Taxes paid	58	—

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

1.	Description of Business and Basis of Presentation

Description of Business

Ladenburg Thalmann Financial Services Inc. (“the Company”) is a holding company.  Its wholly-owned principal operating subsidiaries are Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp, Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”), Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier”).

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

Premier, acquired on September 1, 2010, is a Nevada trust company formed in 2001.  Premier provides wealth management services, including trust administration of personal and retirement accounts, estate and financial planning and custody services. Proforma results of operations as if Premier was acquired as of January 1, 2010 are not presented because they were not material.

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC, for additional disclosures and a description of accounting policies.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

2.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of marketable securities owned and securities sold, but not yet purchased, at fair value at March 31, 2011 and December 31, 2010 were as follows:

	Securities owned	Securities sold, but not yet purchased
March 31, 2011
Common stock and warrants	$89	$40
Restricted common stock and warrants	1,785	9
Total	$1,874	$49

December 31, 2010
Common stock and warrants	$577	$10
Restricted common stock and warrants	2,085	—
Total	$2,662	$10

As of March 31, 2011 and December 31, 2010, approximately $160 and $666, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing broker. Under the clearing agreements with such clearing broker, the securities may be sold or hypothecated by such clearing broker.

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

The fair value hierarchy, established under authoritative accounting guidance, ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices in active markets, which are directly or indirectly observable for the asset or liability.

•	Level 3 — Unobservable inputs for the asset or liability where there is little or no market data, which requires the reporting entity to develop its own assumptions.

Securities are carried at fair value and classified as follows:

As of March 31, 2011:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$89	$1,785	$—	$1,874
Total	$89	$1,785	$—	$1,874

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$40	$9	$—	$49
Total	$40	$9	$—	$49

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

As of December 31, 2010:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$577	$2,085	$—	$2,662
Total	$577	$2,085	$—	$2,662

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$—	$10	$—	$10
Total	$—	$10	$—	$10

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity.  This model takes into account the underlying securities' current market value, the market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return.  As of March 31, 2011 and December 31, 2010, the fair value of the warrants was $1,661 and $1,907, respectively, and is included in common stock and warrants (level 2) above.

3.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by this rule.  At March 31, 2011, Ladenburg had net capital, as defined by such rule, of $6,742, which exceeded its minimum capital requirement, as defined, of $250, by $6,492.

Investacorp and Triad are also subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in such rule, shall not exceed 15 to 1. At March 31, 2011, Investacorp had net capital of $1,751, which was $1,469 in excess of its required net capital of $282. Investacorp’s net capital ratio was 2.42 to 1. At March 31, 2011, Triad had net capital of $3,469, which was $2,934 in excess of its required net capital of $535. Triad’s net capital ratio was 2.31 to 1.

Ladenburg, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of such rule as they clear their customer transactions through a correspondent broker on a fully disclosed basis.

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.  Under Nevada law, Premier must maintain minimum stockholder’s equity of at least $1,000. At March 31, 2011, Premier had stockholder’s equity of $2,156.

4.    Income Taxes

Income tax expense for the three months ended March 31, 2011 and 2010 primarily represents deferred income taxes relating to amortization of goodwill for tax purposes. The tax rate for the 2011 period represents the actual effective tax rate for such period, which the Company believes represents the best estimate of the annual effective tax rate. The rate reflects the utilization of net operating loss carryforwards to offset taxable income and a $207,000 deferred tax provision related to goodwill which is amortized for tax purposes. The balance of the tax provision principally represents state income taxes. The income tax rate for the 2010 period did not bear a customary relationship to the effective tax rate, primarily as a result of the increase in the valuation allowance in the 2010 period.

5.	Notes Payable

Notes payable consisted of the following:

	March 31,	December 31,
	2011	2010
Note payable to affiliate of the Company’s principal shareholder	$19,950	$16,950
Note payable to former Triad shareholders, net of $17 and $39 of unamortized discount at March 31, 2011 and December 31, 2010, respectively	842	1,247
Notes payable to clearing firm under forgivable loan	8,571	8,571
Note payable to a subsidiary of Premier’s former shareholder	1,061	1,111
Total	$30,424	$27,879

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

The Company estimates that the fair value of notes payable was $30,546 at March 31, 2011 and $28,625 at December 31, 2010 based on then current interest rates at which similar amounts of debt could currently be borrowed. As of March 31, 2011, the Company was in compliance with all debt covenants in its debt agreements.

6.	Commitments and Contingencies

Litigation and Regulatory Matters

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff’s original complaint alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part.  On May 27, 2009, the Court granted in part and denied in part motions to dismiss the Second Amended Complaint, and granted plaintiff leave to replead.  On July 9, 2009, plaintiff filed its Third Amended Complaint, which contains no claims under the federal securities laws, leaving only common law claims; the plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $400,000.  Ladenburg’s motion to dismiss the Third Amended Complaint, filed on August 17, 2009, is currently pending.  The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. On July 23, 2010, the plaintiff dismissed its claims against all defendants other than Ladenburg and the former Ladenburg employee.  In March 2011, the Court denied Ladenburg’s motion for reconsideration of the motion to dismiss as to the remaining claims.  The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them.

In July 2008, a suit was filed by BankAtlantic and BankAtlantic Bancorp, Inc. against Ladenburg and a former Ladenburg research analyst. The plaintiffs alleged, among other things, that research reports issued by defendants were false and defamatory, and that defendants were liable for defamation per se and negligence; the amount of the alleged damages was unspecified. In February 2010, the plaintiffs entered into a settlement agreement with Ladenburg resolving all claims against Ladenburg.  On July 1, 2010, the plaintiffs and the former research analyst dismissed the remaining claims with prejudice.  The former research analyst has commenced an arbitration claim against Ladenburg, the Company, and two Company directors for, among other things, indemnification and breach of contract, seeking reimbursement of expenses and other purported damages incurred in defending the suit.  The Company believes the claims are without merit and intends to vigorously defend against them.

In January 2011, two former clients of Triad filed an arbitration claim concerning their U.S Internal Revenue Code Section 1031 like-kind exchange investments made in 2006. The customers have asserted claims for breach of contract, constructive fraud, breach of fiduciary duty, unsuitability, and failure to supervise, and are seeking approximately $1,800 in compensatory damages.  The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

In January 2011, two former clients of Triad filed an arbitration claim concerning variable annuities purchased in 2008. The customers have asserted claims for breach of contract, fraud, negligence, misrepresentation, breach of fiduciary duty, unsuitability, negligent supervision, and violations of state securities statutes, and they are seeking approximately $442 in compensatory damages.  The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

Eight arbitration claims have been filed against Triad in 2010 and 2011 by customers asserting that a former registered representative of Triad sold them, not through Triad, guaranteed investments that were fraudulent. The customers have asserted, among other claims, claims for fraud, negligence, theft, conversion, §10(b) violations, failure to supervise, respondeat superior, and breach of fiduciary and other duties, and are seeking a total of $660 in compensatory damages. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them.

During the fourth quarter of 2009, one of the Company’s broker-dealer subsidiaries had a short-term net-capital deficiency, discovered during a routine regulatory review, which was not disclosed properly on a monthly FOCUS report.  The Company has taken corrective actions, including reporting the deficiency to governmental and self-regulatory organizations, filing amended FOCUS reports for historical periods, reviewing net capital compliance for historical periods, implementing new procedures to monitor net capital compliance, and terminating the employees who had primary responsibility for monitoring and reporting its net capital.  The Company is unable to determine whether and to what extent any governmental and/or self-regulatory organizations may seek to discipline the subsidiary concerning this matter.  Such disciplinary actions could include fines, a suspension of such subsidiary’s operations and/or rescission of revenues relating to the period of non-compliance, any of which could have a material adverse effect on the subsidiary's results of operations and financial condition.

In the ordinary course of business, the Company’s subsidiaries are defendants in litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company includes an estimate of such amount in accounts payable and accrued liabilities.

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $15 at March 31, 2011 and $286 at December 31, 2010 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Ladenburg, Investacorp and Triad securities transactions are provided by one clearing broker, a large financial institution. At March 31, 2011, a significant percentage of securities owned and amounts due from clearing brokers reflected in the consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of March 31, 2011, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg and Triad sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at market values of the related securities and Ladenburg and Triad will incur a loss if the market value of the securities increases subsequent to March 31, 2011.

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

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of the Company’s EBITDA, as adjusted. As of March 31, 2011, 1,123,270 shares had been repurchased for $1,871 under the program, including 110,076 shares repurchased in March 2011.

Stock Compensation Plans

On March 2, 2011, the Company granted to employees and directors options to purchase an aggregate of 3,300,000 shares of the Company’s common stock at an exercise price of $1.28 per share. The options, which expire on March 2, 2021, vest in four equal annual installments beginning on the first anniversary of the grant date. The Company valued the options at $3,131 using the Black-Scholes option pricing model.

As of March 31, 2011, there was $6,733 of unrecognized compensation cost for stock-based compensation, of which $3,065 related to the 2011 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.65 years for all grants and approximately 3.73 years for the 2011 grants.

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $36 and $21, respectively.

9.	Per Share Data

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding.  The dilutive effect of common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share.  The computations of basic and diluted per share data were as follows:

	2011	2010
Net income (loss)	$409	$(4,403)
Basic weighted-average shares	183,366,512	167,893,655
Effect of dilutive securities:
Common stock options	1,561,907	—
Warrants to purchase common stock	1,261,515	—
Restricted shares	137,224	—
Dilutive potential common shares	2,960,646	—
Weighted average common shares outstanding and dilutive potential common shares	186,327,158	167,893,655
Net income (loss) per share:
Basic and diluted	$0.00	$(0.03)

For the three months ended March 31, 2011 and 2010, options and warrants to purchase 20,568,165 and 31,473,790 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

10.  Segment Information

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

Segment information for the three months ended March 31, 2011 and 2010 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Premier	Corporate		Total
2011
Revenues	$15,266	$41,409	$697	$(170	) (1)	$57,202
Pre-tax income (loss)	1,576	1,192	55	(2,068	) (2)	755
Identifiable assets	24,432	77,182	2,625	1,858		106,097
Depreciation and amortization	266	571	39	17		893
Interest	81	6	—	741		828
Capital expenditures	9	23	4	—		36
Non-cash compensation	255	110	25	567		957

2010
Revenues	$10,622	$33,389	—	$(40	) (1)	$43,971
Pre-tax loss	(1,783)	(157)	—	(2,224	) (2)	(4,164)
Identifiable assets	21,445	72,034	—	720		94,199
Depreciation and amortization	443	556	—	17		1,016
Interest	4	10	—	942		956
Capital expenditures	82	23	—	—		105
Non-cash compensation	471	602	—	687		1,760

(1)	Includes consolidation and elimination entries.
(2)	Includes interest, compensation, professional fees and other general and administrative expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share data)

Overview

We are engaged in investment banking, equity research, institutional sales and trading, independent brokerage and advisory services, asset management services and trust services through our principal subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”),  Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier"). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

Investacorp is an independent broker-dealer and registered investment advisor that has been serving the independent financial advisor community since 1978. Investacorp’s national network of independent contractor financial advisors primarily serves retail clients. We acquired Investacorp in October 2007.  Investacorp’s independent financial advisors are located in approximately 286 offices in 42 states.

Triad is an independent broker-dealer and registered investment advisor that offers a broad range of products, services and total wealth management solutions to independent contractor financial advisors located nationwide. Triad’s independent financial advisors primarily serve retail clients. Triad was founded in 1998, and we acquired Triad in August 2008.  Triad’s independent financial advisors are located in approximately 250 offices in 38 states.

LTAM is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg clients as well as clients of Investacorp’s and Triad’s financial advisors.

Premier, a Nevada trust company, provides wealth management services, including trust administration, estate and financial planning and custody services.  We acquired Premier in September 2010.

Through our acquisition of Investacorp and Triad, we have become a significant presence in the independent broker-dealer space. During the past decade, this has been one of the fastest growing segments of the financial services industry. With combined revenues of approximately $41 million for the first quarter of 2011 and approximately 1,030 financial advisors for Investacorp and Triad, we have become one of the approximately 25 largest independent broker-dealers in the U.S. We believe that we have the opportunity through acquisition and recruiting to significantly expand our market share in this segment over the next several years. Our goal remains as a public financial services company to marry the more recurring and predictable revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. Ladenburg’s businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in good market conditions.

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

Ladenburg’s private client services and institutional sales departments serve approximately 11,000 accounts nationwide and LTAM provides investment management services to numerous individuals and institutions. At March 31, 2011, Investacorp’s approximately 434 financial advisors served approximately 153,000 accounts nationwide and Investacorp had approximately $8.2 billion in client assets. Triad’s approximately 597 financial advisors served approximately 125,000 accounts nationwide and had approximately $13.2 billion in client assets at March 31, 2011. On a consolidated basis, total client assets exceeded $22.0 billion at March 31, 2011.

  Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of material amounts of debt, which may increase our leverage, or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to complete any such potential acquisitions on acceptable terms or at all or, if we do, that any acquired business will be profitable. We also may not be able to integrate successfully acquired businesses into our existing business and operations.

Critical Accounting Policies

There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2010.  Please refer to those sections for disclosures regarding the critical accounting policies related to our business.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.  The unaudited condensed consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad, Premier and our other subsidiaries.

	Three months ended March 31,
	2011	2010
Total revenues	$57,202	$43,971
Total expenses	56,447	48,135
Pre-tax income (loss)	755	(4,164)
Net income (loss)	409	(4,403)

Reconciliation of EBITDA, as adjusted, to net income (loss):

EBITDA, as adjusted	$3,418	$(102)
Add:
Interest income	15	(31)
Less:
Interest expense	(828)	(956)
Income tax expense	(346)	(239)
Depreciation and amortization	(893)	(1,016)
Non-cash compensation	(957)	(1,760)
Clearing conversion expense	—	(299)
Net income (loss)	$409	$(4,403)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense, and clearing conversion expense is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, the use of EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis.  We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as expenses related to Investacorp’s conversion to a single clearing firm as part of a new seven-year clearing agreement, or do not involve a cash outlay, such as stock-related compensation. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

First quarter 2011 EBITDA, as adjusted, was $3,418, an increase of $3,520 from first quarter 2010 EBITDA, as adjusted, of ($102), primarily because of increased revenue for the 2011 period.

Segment Description

We have three operating segments:

•	Ladenburg – includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

•	Independent brokerage and advisory services – includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor registered representatives.

•	Premier – includes the trust services provided by Premier.

	Three months ended March 31,
	2011	2010
Revenues:
Ladenburg	$15,266	$10,622
Independent brokerage and advisory services	41,409	33,389
Premier	697	—
Corporate	(170)	(40)
Total revenues	$57,202	$43,971

Pre-tax income (loss):
Ladenburg	$1,576	$(1,783)
Independent brokerage and advisory services	1,192	(157)
Premier	55	—
Corporate	(2,068)	(2,224)
Total pre-tax income (loss)	$755	$(4,164)

In our independent brokerage and advisory services segment, Triad and Investacorp had revenues of $25,452 and $15,957, respectively, for the three months ended March 31, 2011 as compared to $18,849 and $14,540, respectively, for the three months ended March 31, 2010.   For fiscal 2010, Triad and Investacorp had revenues of $90,782 and $59,627, respectively.

Three months ended March 31, 2011 versus three months ended March 31, 2010

For the quarter ended March 31, 2011, we had net income of $409 compared to a net loss of $4,403 for the quarter ended March 31, 2010, primarily due to increased revenue and reduced non-cash compensation expense in the 2011 period. The 2011 period included $957 of non-cash compensation expense as compared to $1,760 of non-cash compensation expense for the 2010 period.

Our total revenues for the three months ended March 31, 2011 increased $13,231 (30%) from the 2010 period, primarily as a result of increased commissions of $3,148, increased advisory fees of $4,768, and increased investment banking revenue of $6,063, partially offset by decreased principal transactions of $715.  Improved market conditions benefited our businesses.

Our total expenses for the three months ended March 31, 2011 increased by $8,312 (17%) from the 2010 period, primarily as a result of an increase in commissions and fees expense of $6,946 and an increase in compensation and benefits expense of $2,804, partially offset by a decrease in other expenses of $515 and a decrease in non-cash compensation expense of $804.

The $3,148 (12%) increase in commissions revenue for the three months ended March 31, 2011 as compared to the 2010 period is primarily attributable to improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment.

The $4,768 (43%) increase in advisory fee revenue for the three months ended March 31, 2011 as compared to the 2010 period was due to higher average assets under management resulting from the addition of new accounts and appreciation in total assets due to improved market conditions, and improved margins.  Total average assets under management increased 29% at March 31, 2011 as compared to the 2010 period. We expect asset management revenue to increase in the first half of 2011 due to recent improvement in market conditions and newly-added advisory assets.

The $6,063 (132%) increase in investment banking revenue for the three months ended March 31, 2011 was primarily due to an increase in capital raising fees of $6,905, resulting from an increase in yield-based equities offerings and PIPE offerings.  Our investment banking revenue for the three months ended March 31, 2011 was derived from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $8,497 for the 2011 period, as compared to $2,619 for the 2010 period. Private placement revenue was $1,950 for the first quarter of 2011, including $736 in warrants received as investment banking fees, as compared to $840 for the 2010 period, including $166 in warrants received as investment banking fees. We expect investment banking revenue during the first half of 2011 to exceed prior-year levels due to expected improved capital markets activity.

The $715 (246%) decrease in principal transactions for the three months ended March 31, 2011 as compared to the 2010 period was primarily attributable to losses in the fair value of securities received as underwriting consideration.

The $31 (25%) increase in interest and dividends for the three months ended March 31, 2011 as compared to the 2010 period was primarily attributable to an increase in account balances.

The $64 (3%) decrease in other income for the three months ended March 31, 2011 as compared to the 2010 period was primarily attributable to a decrease in Ladenburg customer charges.

The $6,946 (26%) increase in commissions and fees expense for the three months ended March 31, 2011 as compared to the 2010 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment.  These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $2,804 (25%) increase in compensation and benefits expense for the three months ended March 31, 2011 as compared to the 2010 period was primarily due to a $2,095 increase in Ladenburg’s bonus expense which is directly related to the increase in investment banking revenue, a $193 increase in producers’ compensation, which is directly correlated to revenue production by such persons, a $396 increase from the addition of Premier, and a $120 increase in bonus and salary expense in our independent brokerage and advisory services segment.

The $803 (46%) decrease in non-cash compensation expense for the three months ended March 31, 2011 as compared to the 2010 period was primarily attributable to a number of large stock option grants made in 2006 that fully vested in the latter part of 2010.  The resulting decrease in expense related to these grants was $696. Also, a $276 adjustment was incurred in the 2010 period as a result of a decreased forfeiture rate used in the calculation of compensation expense.

The $165 (10%) increase in brokerage, communication and clearance fees expense for the three months ended March 31, 2011 as compared to the 2010 period was primarily attributable to increases in brokerage and clearance fees in our independent brokerage and advisory services segment.  While brokerage, communication and clearance fee expense is directly correlated with brokerage activity, we have benefited and expect to continue to benefit from reduced clearing and execution expenses under our clearing agreements.

The $48 (6%) increase in rent and occupancy, net of sublease revenue for the three months ended March 31, 2011 as compared to the 2010 period was primarily attributable to an increase in Investacorp expense of $42 due to the relocation of its headquarters, and $18 from the addition of Premier, partially offset by a decrease in Ladenburg expense due to the closing of two offices.

The $81 (7%) decrease in professional services expense for the three months ended March 31, 2011 was primarily due to a decrease of $80 in legal, audit, tax and consulting expense at Investacorp, Ladenburg and Triad. We expect similar levels of professional services expense in the first half of 2011.

The $128 (13%) decrease in interest expense for the three months ended March 31, 2011 as compared to the 2010 period was a result of reduced average loan balances and average interest rates.  An approximate $32,365 average debt balance was outstanding for the first quarter of 2011, as compared to an average debt balance outstanding of approximately $36,769 for the 2010 period.  The average interest rate was 9.8% for the first quarter of 2011 as compared to 10.2% for the 2010 period.

The $123 (12%) decrease in depreciation and amortization expense for the three months ended March 31, 2011 as compared to the 2010 period was primarily due to the decrease in intangible assets related to Ladenburg and Triad of $155, partially offset by the addition of Premier expense of $32.

The $515 (19%) decrease in other expense for the three months ended March 31, 2011 as compared to the 2010 period is primarily attributable to decreases in our independent brokerage and advisory services segment of $423 for expenses related to the conversion of client accounts to one clearing firm in 2010 and $73 for fees related to transitioning new independent registered representatives in 2010.

We incurred income tax expense of $346 for the three months ended March 31, 2011 as compared to $239 for the 2010 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at March 31, 2011 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The tax rate for the 2011 period represents the actual effective tax rate for such period, which the Company believes represents the best estimate of the annual effective tax rate. The rate reflects the utilization of net operating loss carryforwards to offset taxable income and a $207,000 deferred tax provision related to goodwill which is amortized for tax purposes. The balance of the tax provision principally represents state income taxes. The income tax rate for the 2010 period did not bear a customary relationship to the effective tax rate, primarily as a result of the increase in the valuation allowance in the 2010 period.

Liquidity and Capital Resources

Approximately 32% and 29% of our total assets at March 31, 2011 and December 31, 2010, respectively, consisted of cash and cash equivalents, securities owned and receivables from our clearing broker and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Therefore, they are subject to certain restrictions on their respective use of capital and their related liquidity. At March 31, 2011, Ladenburg’s regulatory net capital, as defined, of $6,742 exceeded minimum capital requirements of $250, by $6,492. At March 31, 2011, Investacorp’s regulatory net capital, as defined, of $1,751, exceeded minimum capital requirements of $282, by $1,469. At March 31, 2011, Triad’s regulatory net capital, as defined, of $3,469 exceeded minimum net capital requirements of $535 by $2,934. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.  Under Nevada law, Premier must maintain stockholder’s equity of at least $1,000.  At March 31, 2011, Premier had stockholder’s equity of $2,156.

Our primary sources of liquidity include cash flows from operations and borrowings under our $30,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. Borrowings under the $30,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At March 31, 2011, $19,950 was outstanding under the revolving credit agreement. During the first quarter of 2011, we borrowed a net amount of $3,000 under the revolving credit agreement. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the amended maturity date of August 25, 2016, without penalty. We believe our existing assets and funds available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash used in operating activities for the three months ended March 31, 2011 was $1,184, which primarily consisted of increases in receivables from our clearing broker, and other receivables, net, partially offset by our net income of $409 adjusted for non-cash expenses, decrease in securities owned and increases in accrued compensation.  For the three months ended March 31, 2010, cash used in operating activities was $1,104, primarily due to our net loss, an increase in securities owned at fair value, and receivables from clearing brokers and other broker-dealers, partially offset by a decrease in other receivables, net, other assets, and increase in accrued compensation , commissions and fees payable and accrued liabilities.

Investing activities provided $14 for the three months ended March 31, 2011, primarily due to a decrease in restricted assets related to returned escrowed deposits from arrangements with Investacorp’s former clearing brokers, partially offset by the purchase of furniture, equipment and leasehold improvements. For the three months ended March 31, 2010, investing activities used $5, primarily due to the purchase of furniture, equipment and leasehold improvements, partially offset by a decrease in restricted assets due to Investacorp’s receipt of an escrowed deposit upon the termination of a clearing agreement with one of its clearing brokers.

Financing activities provided $2,518 for the first quarter of 2011, from $3,000 borrowed under our revolving credit facility and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.  For the first quarter of 2010, financing activities provided $1,278 primarily due to borrowings under our revolving credit facility, and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At March 31, 2011, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $26,431 through 2016, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $20,033 through such date.

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note bears interest at a rate of 2.51% per annum, payable quarterly, and matures in August 2011. The outstanding balance of this note at March 31, 2011 was $842.

In connection with the Premier acquisition, we issued a $1,161 promissory note to a subsidiary of Premier’s former shareholder.  The note bears interest at 6.5% per annum, payable quarterly, and matures in September 2015.  The outstanding balance of this note at March 31, 2011 was $1,061.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. As of March 31, 2011, 1,123,270 shares had been repurchased for $1,871 under the program, including 110,076 shares repurchased in March 2011.

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

We maintain inventories of trading securities. At March 31, 2011, the fair market value of our inventories was $1,874 in long positions and $49 in short positions.  We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2011 will have a material adverse effect on our consolidated financial position or results of operations.

 Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements elsewhere in this quarterly report on Form 10-Q.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the first quarter of 2011.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2011	—	$—	—	1,486,806
February 1 to February 28, 2011	—	—	—	1,486,806
March 1 to March 31, 2011	110,076	1.07	110,076	1,376,730
Total	110,076	$1.07	110,076

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted. Since inception through March 31, 2011, 1,123,270 shares have been repurchased under the program.

Item 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
10.1
Letter Agreement dated as of January 19, 2011 between Ladenburg Thalmann Financial Services Inc. and Mark Zeitchick (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the SEC on January 25, 2011)#

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith
#Management Compensation Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL
SERVICES INC.

(Registrant)

Date: May 5, 2011	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Chief
Accounting Officer)