Form 10-Q
period 2011-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2011-08-05
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                  Yes ☐  No ☑
As of July 31, 2011, there were 183,127,805 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Cash and cash equivalents	$9,190	$6,927
Securities owned at fair value	2,517	2,662
Receivables from clearing broker.	21,327	18,073
Receivables from other broker-dealers	3,039	1,364
Other receivables, net	11,225	9,162
Furniture, equipment and leasehold improvements, net	2,427	2,805
Restricted assets	150	200
Intangible assets, net	25,165	26,431
Goodwill	29,711	29,719
Unamortized debt issue cost	1,457	1,597
Other assets	3,352	2,885

Total assets	$109,560	$101,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$1,758	$10
Accrued compensation	4,960	5,328
Commissions and fees payable	10,183	9,264
Accounts payable and accrued liabilities	5,590	6,751
Deferred rent	2,647	2,928
Deferred income taxes	2,827	2,418
Accrued interest	587	328
Notes payable	31,958	27,879

Total liabilities	60,510	54,906

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 183,057,940 in 2011 and 183,496,492 in 2010	18	18
Additional paid-in capital	192,946	191,424
Accumulated deficit	(143,914)	(144,523)

Total shareholders’ equity	49,050	46,919

Total liabilities and shareholders’ equity	$109,560	$101,825

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:

Commissions	$30,119	$25,648	$58,852	$51,650
Advisory fees	17,191	12,841	32,949	23,698
Investment banking	10,549	6,655	21,662	11,421
Principal transactions	(628)	(161)	(1,052)	130
Interest and dividends	132	137	289	263
Other income	2,868	2,464	4,733	4,393

Total revenues	$60,231	$47,584	$117,433	$91,555

Expenses:

Commissions and fees	$37,815	$28,624	$71,687	$55,550
Compensation and benefits	12,457	10,892	26,600	22,231
Non-cash compensation	1,127	1,605	2,084	3,365
Brokerage, communication and clearance fees	1,674	1,770	3,423	3,354
Rent and occupancy, net of sublease revenue	793	760	1,615	1,534
Professional services	954	1,035	1,985	2,147
Interest	820	936	1,648	1,892
Depreciation and amortization	895	1,018	1,788	2,034
Other	3,175	2,985	5,327	5,653

Total expenses	59,710	49,625	116,157	97,760

Income (loss) before income taxes	521	(2,041)	1,276	(6,205)

Income tax expense	321	188	667	427

Net income (loss)	$200	$(2,229)	$609	$(6,632)

Net income (loss) per common share (basic and diluted)	$0.00	$(0.01)	$0.00	$(0.04)

Weighted average common shares used in computation of per share data:
Basic	183,048,031	170,744,411	183,199,813	169,326,908
Diluted	187,005,916	170,744,411	186,659,078	169,326,908

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	183,496,492	$18	$191,424	$(144,523)	$46,919

Issuance of common stock under employee stock purchase plan	37,410	—	45	—	45

Exercise of stock options	110,000	—	90	—	90

Stock options granted to members of former Advisory Board and consultants	—	—	23	—	23

Stock-based compensation to employees	—	—	2,001	—	2,001

Issuance of restricted stock (net of 59,537 shares forfeited)	—	—	60	—	60

Repurchase and retirement of common stock	(585,962)	—	(697)	—	(697)

Net income	—	—	—	609	609

Balance, June 30, 2011	183,057,940	$18	$192,946	$(143,914)	$49,050

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$609	$(6,632)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of furniture, equipment and leasehold improvements	522	520
Adjustment to deferred rent	(281)	(209)
Amortization of debt discount	35	200
Amortization of intangible assets	1,266	1,514
Amortization of debt issue cost	140	141
Deferred income taxes	409	366
Benefit attributable to reduction of goodwill	8	—
Non-cash compensation expense	2,084	3,365
Loss on disposal of furniture, equipment and leasehold improvements	—	4

(Increase) decrease in operating assets:
Securities owned at fair value	145	(1,088)
Receivables from clearing broker	(3,254)	77
Receivables from other broker-dealers	(1,675)	(773)
Other receivables, net	(2,063)	760
Other assets	(502)	391

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	1,748	—
Accrued compensation	(368)	(83)
Accrued interest	259	269
Commissions and fees payable	919	(368)
Accounts payable and accrued liabilities	(1,161)	(1,332)
Net cash used in operating activities	(1,160)	(2,878)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(109)	(123)
Decrease in restricted assets	50	150
Net cash (used in) provided by investing activities	(59)	27

Cash flows from financing activities:
Issuance of common stock in private equity offering	—	13,209
Issuance of common stock under stock plans	135	104
Repurchases of common stock	(697)	(64)
Principal borrowings (payments) under revolving credit facility, net	5,000	(6,700)
Principal payments on other notes payable	(956)	(3,427)
Net cash provided by financing activities	3,482	3,122

Net increase in cash and cash equivalents	2,263	271
Cash and cash equivalents, beginning of period	6,927	5,702
Cash and cash equivalents, end of period	$9,190	$5,973

Supplemental cash flow information
Interest paid	$1,205	$1,269
Taxes paid	73	16

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Ladenburg Thalmann Financial Services Inc. (the “Company”) is a holding company.  Its wholly-owned principal operating subsidiaries are Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp, Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”), Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier”).

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

Premier, acquired on September 1, 2010, is a Nevada trust company formed in 2001.  Premier provides wealth management services, including trust administration of personal and retirement accounts, estate and financial planning and custody services. Pro forma results of operations as if Premier was acquired as of January 1, 2010 are not presented because they are not material.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

2.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, at fair value at June 30, 2011 and December 31, 2010 were as follows:

	Securities owned	Securities sold, but not yet purchased
June 30, 2011
Common stock and warrants	$728	$1,749
Restricted common stock and warrants	1,789	9
Total	$2,517	$1,758

December 31, 2010
Common stock and warrants	$577	$10
Restricted common stock and warrants	2,085	—
Total	$2,662	$10

As of June 30, 2011 and December 31, 2010, approximately $990 and $666, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing broker. Under the clearing agreements with such clearing broker, the securities may be sold or hypothecated by such clearing broker.

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

The fair value hierarchy, established under authoritative accounting guidance, ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices in active markets, which are directly or indirectly observable for the asset or liability.

•	Level 3 — Unobservable inputs for the asset or liability where there is little or no market data, which requires the reporting entity to develop its own assumptions.

Securities are carried at fair value and classified as follows:

As of June 30, 2011:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$728	$1,789	$—	$2,517
Total	$728	$1,789	$—	$2,517

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$1,749	$9	$—	$1,758
Total	$1,749	$9	$—	$1,758

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

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity.  This model takes into account the underlying securities' current market value, the market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return.  As of June 30, 2011 and December 31, 2010, the fair value of the warrants was $1,355 and $1,907, respectively, and is included in common stock and warrants (level 2) above.

3.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by this rule.  At June 30, 2011, Ladenburg had net capital, as defined by such rule, of $6,960, which exceeded its minimum capital requirement, as defined, of $250, by $6,710.

Investacorp and Triad are also subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in such rule, shall not exceed 15 to 1. At June 30, 2011, Investacorp had net capital of $2,079, which was $1,762 in excess of its required net capital of $317. Investacorp’s net capital ratio was 2.29 to 1. At June 30, 2011, Triad had net capital of $3,682, which was $3,142 in excess of its required net capital of $540. Triad’s net capital ratio was 2.2 to 1.

Ladenburg, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of such rule as they clear their customer transactions through a correspondent broker on a fully disclosed basis.

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.  Under Nevada law, Premier must maintain minimum stockholder’s equity of at least $1,000. At June 30, 2011, Premier had stockholder’s equity of $2,159.

4.	Income Taxes

The tax rate for the 2011 periods represents the actual effective tax rate for such period, which the Company believes represents the best estimate of the annual effective tax rate. The rate reflects the utilization of net operating loss carryforwards to offset taxable income and a deferred tax provision of $202 and $409 for the three and six months ended June 30, 2011, respectively, related to goodwill which is amortized for tax purposes. The balance of the tax provision principally represents alternative minimum taxes for federal and state purposes.

Income tax expense for the three and six months ended June 30, 2010 primarily represents deferred income taxes relating to amortization of goodwill for tax purposes. The income tax rate for the 2010 period did not bear a customary relationship to the effective tax rate, primarily as a result of the increase in the valuation allowance for the 2010 periods.

5.	Notes Payable

	June 30,	December 31,
	2011	2010
Note payable to affiliate of the Company’s principal shareholder	$21,950	$16,950
Note payable to former Triad shareholders, net of $4 and $39 of unamortized discount at June 30, 2011 and December 31, 2010, respectively	427	1,247
Notes payable to clearing firm under forgivable loan	8,571	8,571
Note payable to a subsidiary of Premier’s former shareholder	1,010	1,111
Total	$31,958	$27,879

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Company estimates that the fair value of notes payable was $31,678 at June 30, 2011 and $28,625 at December 31, 2010 based on then current interest rates at which similar amounts of debt could currently be borrowed. As of June 30, 2011, the Company was in compliance with all debt covenants in its debt agreements.

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

In March 2011, a former client of Triad filed an arbitration claim concerning unit investment trusts and other investments purchased in the customer’s account. The customer has asserted claims for negligence, breach of fiduciary duty, unsuitability, negligent supervision, and violations of state securities statutes, and is seeking an unspecified amount of compensatory damages.  The Company believes the claims are without merit and intends to vigorously defend against them.

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

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $68 at June 30, 2011 and $286 at December 31, 2010 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Ladenburg, Investacorp and Triad securities transactions are provided by one clearing broker, a large financial institution. At June 30, 2011, a significant percentage of securities owned and amounts due from clearing brokers reflected in the consolidated statements of financial condition are positions held at, and amounts due from, this one clearing broker. The Company is subject to credit risk should this clearing broker be unable to fulfill its obligations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In the normal course of its business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of June 30, 2011, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg and Triad sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at market values of the related securities and Ladenburg and Triad will incur a loss if the market value of the securities increases subsequent to June 30, 2011.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

8.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. The repurchase program is funded using approximately 15% of the Company’s EBITDA, as adjusted. As of June 30, 2011, 1,599,156 shares had been repurchased for $2,450 under the program, including 475,886 and 585,962 shares repurchased in the three and six months ended June 30, 2011, respectively.

Stock Compensation Plans

On March 2, 2011, the Company granted to employees and directors options to purchase an aggregate of 3,300,000 shares of the Company’s common stock at an exercise price of $1.28 per share. The options, which expire on March 2, 2021, vest in four equal annual installments beginning on the first anniversary of the grant date. The Company valued the options at $3,131 (fair value of $.95 per option) using the Black-Scholes option pricing model.

In April 2011, the Company granted to employees and consultants ten year options to purchase an aggregate of 455,000 shares of the Company’s common stock at exercise prices ranging from $1.10 to $1.28 per share and vesting periods ranging from two to four years. The Company valued the options at $364 (weighted average fair value of $.80 per option) using the Black Scholes option pricing model.

As of June 30, 2011, there was $6,001 of unrecognized compensation cost for stock-based compensation, of which $3,121 related to the 2011 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.49 years for all grants and approximately 3.49 years for the 2011 grants.

The total intrinsic value of options exercised during the six months ended June 30, 2011 was $48.

9.	Per Share Data

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding.  The dilutive effect of common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share.  The computations of basic and diluted per share data were as follows:

	Three months ended		Six months ended
	June 30,		June 30
	2011	2010	2011	2010
Net income (loss)	$200	$(2,229)	$609	$(6,632)
Basic weighted-average shares	183,048,031	170,744,411	183,199,813	169,326,908
Effect of dilutive securities:
Common stock options	2,221,995	—	1,891,950	—
Warrants to purchase common stock	1,650,705	—	1,456,110	—
Restricted shares	85,185	—	111,205	—
Dilutive potential common shares	3,957,885	—	3,459,265	—
Weighted average common shares outstanding and dilutive potential common shares	187,005,916	170,744,411	186,659,078	169,326,908
Net income (loss) per share:
Basic and diluted	$0.00	$(0.01)	$0.00	$(0.04)

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

For the three and six months ended June 30, 2011 and 2010, options, warrants and restricted shares to purchase 20,121,396 and 30,574,290 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

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

Segment information for the three months ended June 30, 2011 and 2010 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Premier	Corporate		Total

2011
Revenues	$13,185	$46,485	$647	$(86	)(1)	$60,231
Pre-tax income (loss)	525	1,852	(36)	(1,820	)(2)	521
Identifiable assets	26,064	78,919	2,839	1,738		109,560
Depreciation and amortization	267	572	39	17		895
Interest	1	9	—	810		820
Capital expenditures	12	50	11	—		73
Non-cash compensation	353	122	25	627		1,127

2010
Revenues	$11,575	$35,914	—	$95	(1)	$47,584
Pre-tax (loss) income	(657)	604	—	(1,988	)(2)	(2,041)
Identifiable assets	21,277	71,256	—	803		93,336
Depreciation and amortization	446	555	—	17		1,018
Interest	4	4	—	928		936
Capital expenditures	6	12	—	—		18
Non-cash compensation	536	485	—	584		1,605

Segment information for the six months ended June 30, 2011 and 2010 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Premier	Corporate		Total

2011
Revenues	$28,451	$87,894	$1,344	$(256	)(1)	$117,433
Pre-tax income (loss)	2,102	3,044	19	(3,889	)(2)	1,276
Identifiable assets	26,064	78,919	2,839	1,738		109,560
Depreciation and amortization	533	1,143	78	34		1,788
Interest	82	15	—	1,551		1,648
Capital expenditures	21	73	15	—		109
Non-cash compensation	609	231	51	1,193		2,084

2010
Revenues	$22,197	$69,303	—	$55	(1)	$91,555
Pre-tax (loss) income	(2,440)	448	—	(4,213	)(2)	(6,205)
Identifiable assets	21,277	71,256	—	803		93,336
Depreciation and amortization	889	1,111	—	34		2,034
Interest	9	14	—	1,869		1,892
Capital expenditures	88	35	—	—		123
Non-cash compensation	1,007	1,088	—	1,270		3,365

(1)	Includes consolidation and elimination entries
(2)	Includes interest, compensation, professional fees and other general and administrative expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Investacorp is an independent broker-dealer and registered investment advisor that has been serving the independent financial advisor community since 1978. Investacorp’s national network of independent contractor financial advisors primarily serves retail clients. Investacorp’s independent financial advisors are located in approximately 283 offices in 42 states.

Triad is an independent broker-dealer and registered investment advisor that offers a broad range of products, services and total wealth management solutions to independent contractor financial advisors located nationwide. Triad’s independent financial advisors primarily serve retail clients. Triad was founded in 1998 and its independent financial advisors are located in approximately 255 offices in 38 states.

LTAM is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg Premier’s clients, as well as clients of Investacorp’s and Triad’s financial advisors.

Premier, a Nevada trust company, provides wealth management services, including trust administration, estate and financial planning and custody services.  We acquired Premier in September 2010.

Through our acquisitions of Investacorp and Triad, we have become a significant presence in the independent broker-dealer space. During the past decade, this has been one of the fastest growing segments of the financial services industry. With combined revenues of approximately $88 million for the six months ended June 30, 2011 and approximately 1,000 financial advisors for Investacorp and Triad, we have become one of the approximately 25 largest independent broker-dealers in the United States. We believe that we have the opportunity through acquisitions and recruiting to significantly expand our market share in this segment over the next several years. Our goal remains as a public financial services company to marry the more recurring and predictable revenue and cash flows of our independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. Ladenburg’s businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but they have historically enjoyed strong operating margins in good market conditions.

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

Ladenburg’s private client services and institutional sales departments serve approximately 11,000 accounts nationwide and LTAM provides investment management services to numerous individuals and institutions. At June 30, 2011, Investacorp’s approximately 400 financial advisors served approximately 153,000 accounts nationwide and Investacorp had approximately $8.3 billion in client assets. Triad’s approximately 600 financial advisors served approximately 125,000 accounts nationwide and had approximately $13.9 billion in client assets at June 30, 2011. On a consolidated basis, total client assets exceeded $23.0 billion at June 30, 2011.

Recent Developments

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

Results of Operations
(in thousands, except share and per share data)

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total revenues	$60,231	$47,584	$117,433	$91,555
Total expenses	59,710	49,625	116,157	97,760
Pre-tax income (loss)	521	(2,041)	1,276	(6,205)
Net income (loss)	200	(2,229)	609	(6,632)

Reconciliation of EBITDA, as adjusted, to net income (loss):
EBITDA, as adjusted	$3,348	$1,512	$6,766	$1,410
Add:
Interest income	15	13	30	(18)
Less:
Interest expense	(820)	(936)	(1,648)	(1,892)
Income tax expense	(321)	(188)	(667)	(427)
Depreciation and amortization	(895)	(1,018)	(1,788)	(2,034)
Non-cash compensation	(1,127)	(1,605)	(2,084)	(3,365)
Clearing conversion expense	—	(7)	—	(306)
Net income (loss)	$200	$(2,229)	$609	$(6,632)

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

Second quarter 2011 EBITDA, as adjusted, was $3,348, an increase of $1,836 from second quarter 2010 EBITDA, as adjusted, of $1,512, primarily because of increased revenues in the 2011 period.  For the six months ended June 30, 2011, EBITDA, as adjusted, was $6,766, an increase of $5,356 from the EBITDA, as adjusted, of $1,410 for the six months ended June 30, 2010, primarily because of increased revenues in the 2011 period.

Segment Description

We have three operating segments:

•	Ladenburg – includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

•	Independent brokerage and advisory services – includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor registered representatives.

•	Premier – includes the trust services provided by Premier.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Ladenburg	$13,185	$11,575	$28,451	$22,197
Independent brokerage and advisory services	46,485	35,914	87,894	69,303
Premier	647	—	1,344	—
Corporate	(86)	95	(256)	55
Total revenues	$60,231	$47,584	$117,433	$91,555

Pre-tax income (loss):
Ladenburg	$525	$(657)	$2,102	$(2,440)
Independent brokerage and advisory services	1,852	604	3,044	448
Premier	(36)	—	19	—
Corporate	(1,820)	(1,988)	(3,889)	(4,213)
Total pre-tax income (loss)	$521	$(2,041)	$1,276	$(6,205)

In our independent brokerage and advisory services segment, Triad and Investacorp had revenues of $28,465 and $18,020, respectively, for the three months ended June 30, 2011 as compared to $20,504 and $15,410, respectively, for the three months ended June 30, 2010.  Triad and Investacorp had revenues of $53,917 and $33,977, respectively, for the six months ended June 30, 2011 as compared to $39,353 and $29,950, respectively, for the six months ended June 30, 2010.

Three months ended June 30, 2011 versus three months ended June 30, 2010

For the quarter ended June 30, 2011, we had net income of $200 compared to a net loss of $2,229 for the quarter ended June 30, 2010, primarily due to increased revenue and reduced non-cash compensation expense in the 2011 period.

Our total revenues for the three months ended June 30, 2011 increased $12,647 (27%) from the 2010 period, primarily as a result of increased commissions of $4,471, increased advisory fees of $4,350, and increased investment banking revenue of $3,894.  Improved market conditions as compared to the 2010 period benefited our businesses.

Our total expenses for the three months ended June 30, 2011 increased by $10,085 (20%) from the 2010 period, primarily as a result of an increase in commissions and fees expense of $9,191 and an increase in compensation and benefits expense of $1,565, partially offset by a decrease in non-cash compensation expense of $478.

The $4,471 (17%) increase in commissions revenue for the three months ended June 30, 2011, as compared to the 2010 period was primarily attributable to improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment.

The $4,350 (34%) increase in advisory fee revenue for the three months ended June 30, 2011, as compared to the 2010 period, was due to higher average assets under management at LTAM, Triad and Investacorp, resulting from the addition of new accounts and appreciation in total assets due to improved market conditions.  Total average assets under management increased 30% at June 30, 2011 as compared to the 2010 period.

The $3,894 (59%) increase in investment banking revenue for the three months ended June 30, 2011, as compared to the 2010 period, was primarily due to an increase in capital raising fees of $3,762, resulting from an increase in yield-based equities offerings, partially offset by a decrease in PIPE offerings.  Our investment banking revenue for the three months ended June 30, 2011 was derived from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $8,202 for the 2011 period, as compared to $3,933 for the 2010 period. Private placement revenue was $1,138 for the second quarter of 2011, including $586 in warrants received as investment banking fees, as compared to $1,554 for the 2010 period, including $356 in warrants received as investment banking fees.

The $467 (290%) decrease in principal transactions for the three months ended June 30, 2011 as compared to the 2010 period was primarily attributable to losses in the fair value of securities received as underwriting consideration.

The $404 (16%) increase in other income for the three months ended June 30, 2011 as compared to the 2010 period was primarily attributable to a total increase in direct investment marketing allowances received from product sponsor programs and conference revenue of $410 in our independent brokerage and advisory services segment.

The $9,191 (32%) increase in commissions and fees expense for the three months ended June 30, 2011 as compared to the 2010 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment.  These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $1,565 (14%) increase in compensation and benefits expense for the three months ended June 30, 2011 as compared to the 2010 period was primarily due to a $1,638 increase in Ladenburg’s bonus expense which was directly related to the increase in investment banking revenue, a $402 increase from the addition of Premier, and a $147 increase in bonus and salary expense in our independent brokerage and advisory services segment, partially offset by a $470 decrease in  producers’ compensation in our Ladenburg segment, which was directly correlated to revenue production by such persons.

The $478 (30%) decrease in non-cash compensation expense for the three months ended June 30, 2011 as compared to the 2010 period was primarily attributable to a number of large stock option grants made in 2006 that fully vested in the latter part of 2010.  The resulting decrease in expense related to these grants was $674.

The $96 (5%) decrease in brokerage, communication and clearance fees expense for the three months ended June 30, 2011 as compared to the 2010 period was primarily attributable to decreases in brokerage and clearance fees in our Ladenburg segment.  While brokerage, communication and clearance fee expense is directly correlated with brokerage activity, we have benefited and expect to continue to benefit from reduced clearing and execution expenses under our clearing agreements.

The $33 (4%) increase in rent and occupancy, net of sublease revenue for the three months ended June 30, 2011 as compared to the 2010 period was primarily attributable to an increase in Investacorp expense of $50 due to the relocation of its headquarters, and $20 from the addition of Premier, partially offset by a decrease in Ladenburg expense due to the closing of two offices.

The $81 (8%) decrease in professional services expense for the three months ended June 30, 2011 was primarily due to a decrease of $71 in legal, audit, tax and consulting expense.  We expect higher levels of professional services expense in the second half of 2011.

The $116 (12%) decrease in interest expense for the three months ended June 30, 2011 as compared to the 2010 period was a result of reduced average loan balances and average interest rates.  An approximate $31,515 average debt balance was outstanding for the second quarter of 2011, as compared to an average debt balance outstanding of approximately $34,900 for the 2010 period.  The average interest rate was 10.3% for the second quarter of 2011 as compared to 11.2% for the 2010 period.

The $123 (12%) decrease in depreciation and amortization expense for the three months ended June 30, 2011 as compared to the 2010 period was primarily due to the decrease in intangible assets related to Ladenburg of $155, partially offset by the addition of Premier expense of $32.

The $190 (6%) increase in other expense for the three months ended June 30, 2011 as compared to the 2010 period is primarily attributable to increases in our independent brokerage and advisory services segment of $118 for conference expenses and $98 from the addition of Premier.

We incurred income tax expense of $321 for the three months ended June 30, 2011 as compared to $188 for the 2010 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2011 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our deferred income tax liabilities increased by approximately $202 during the second quarter of 2011 due to goodwill amortization for tax purposes. The tax rate for the 2011 period represents the actual effective tax rate for such period, which the Company believes represents the best estimate of the annual effective tax rate. The rate reflects the utilization of net operating loss carryforwards to offset taxable income and a $202 deferred tax provision related to goodwill which is amortized for tax purposes. The balance of the tax provision principally represents alternative minimum taxes for federal and state purposes. The income tax rate for the 2010 period did not bear a customary relationship to the effective tax rate, primarily as a result of the increase in the valuation allowance in the 2010 period.

Six months ended June 30, 2011 versus six months ended June 30, 2010

Our net income for the six months ended June 30, 2011 was $609 compared to a net loss of $6,632 for the six months ended June 30, 2010. The increase in net income of $7,241 was attributable to an increase in advisory fees revenue, commission revenue and investment banking revenue, partially offset by an increase in commission and fees expense and compensation and benefits expense.

Our total revenues for the six months ended June 30, 2011 increased $25,878 (28%) from the 2010 period, primarily as a result of increased commissions of $7,202, increased advisory fees of $9,251 increased investment banking revenue of $10,241, increased other income of $340, partially offset by decreased principal transactions of $1,182.

Our total expenses for the six months ended June 30, 2011 increased by $18,397 (19%) from the 2010 period, primarily as a result of an increase in commissions and fees expense of $16,137 and an increase in compensation and benefits expense of $4,369, partially offset by a decrease in non-cash compensation expense of $1,281, a decrease in other expenses of $326, a decrease in depreciation and amortization expense of $246 and a decrease in interest expense of $244.

The $7,202 (14%) increase in commissions revenue for the six months ended June 30, 2011 as compared to the 2010 period was primarily attributable to improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment.

The $9,251 (39%) increase in advisory fee revenue for the six months ended June 30, 2011 as compared to the 2010 period was due to higher average assets under management at LTAM, Triad and Investacorp resulting from the addition of new accounts and appreciation in total assets due to improved market conditions, and improved margins.  Total average assets under management increased 40% at June 30, 2011 as compared to June 30, 2010.

The $10,241 (90%) increase in investment banking revenue for the six months ended June 30, 2011 as compared to the 2010 period was primarily due to an increase in capital raising fees of $10,951, resulting from an increase in yield-based equities offerings and PIPE offerings, partially offset by a decrease in strategic advisory services of $710.  Our investment banking revenue for the six months ended June 30, 2011 was derived from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $17,164 for the 2011 period, as compared to $6,767 for the 2010 period. Private placement revenue was $3,088 for the 2011period, including $1,322 in warrants received as investment banking fees, as compared to $2,384 for the 2010 period, including $522 in warrants received as investment banking fees.  Strategic advisory services revenue was $1,156 for the 2011 period, as compared to $1,866 for the 2010 period.

The $1,182 (909%) decrease in principal transactions for the six months ended June 30, 2011 as compared to the 2010 period is primarily attributable to losses in the fair value of securities received as underwriting consideration.

The $340 (8%) increase in other income for the six months ended June 30, 2011 as compared to the 2010 period was primarily attributable to an increase in income in our independent brokerage and advisory services segment, which had a $338 increase in direct investment marketing allowances received from product sponsor programs and miscellaneous trading services of $155, partially offset by a decrease in our Ladenburg segment of $135 received in the settlement of a claim in the 2010 period.

The $16,137 (29%) increase in commissions and fees expense for the six months ended June 30, 2011 as compared to the 2010 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment.  These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $4,369 (20%) increase in compensation and benefits expense for the six months ended June 30, 2011 as compared to the 2010 period was primarily due to a $3,532 increase in Ladenburg’s bonus expense which was directly related to the increase in investment banking revenue,  a $797 increase from the addition of Premier, a $263 increase in bonus and salary expense in our independent brokerage and advisory services segment, partially offset by a $277 decrease in producers’ compensation in our Ladenburg segment, which was directly correlated to revenue production by such persons.

The $1,281 (38%) decrease in non-cash compensation expense for the six months ended June 30, 2011 as compared to the 2010 period was primarily attributable to a number of large stock option grants made in 2006 that fully vested in the latter part of 2010.  The resulting decrease in expense related to these grants was $1,370.

The $81 (5%) increase in rent and occupancy, net of sublease revenue for the six months ended June 30, 2011 as compared to the 2010 period was primarily attributable to an increase in Investacorp expense of $92 due to the relocation of its headquarters, and $39 from the addition of Premier, partially offset by a decrease in Ladenburg expense due to the closing of two offices.

The $162 (8%) decrease in professional services expense for the six months ended June 30, 2011as compared to the 2010 period was primarily due to a decrease of $152 in legal, audit, tax and consulting expense.

The $244 (13%) decrease in interest expense for the six months ended June 30, 2011 as compared to the 2010 period was a result of reduced average loan balances and average interest rates.  An approximate $32,151 average debt balance was outstanding for the first half of 2011, as compared to an average debt balance outstanding of approximately $35,594 for the 2010 period.  The average interest rate was 10.1% for the second quarter of 2011 as compared to 10.7% for the 2010 period.

The $246 (12%) decrease in depreciation and amortization expense for the six months ended June 30, 2011 as compared to the 2010 period was primarily due to the decrease in intangible assets related to Ladenburg of $310, partially offset by the addition of Premier expense of $62.

The $326 (6%) decrease in other expense for the six months ended June 30, 2011 as compared to the 2010 period is primarily attributable to decreases in our independent brokerage and advisory services segment of $306 for expenses related to the conversion of client accounts to one clearing firm in 2010, $98 for fees related to transitioning new independent registered representatives in 2010 and a $134 decrease in the Company’s advertising expense, partially offset by an increase of $194 from the addition of Premier.

We incurred income tax expense of $667 for the six months ended June 30, 2011 as compared to $427 for the 2010 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2011 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our deferred income tax liabilities increased by approximately $409 during the first half of 2011 due to goodwill amortization for tax purposes. The tax rate for the 2011 period represents the actual effective tax rate for such period, which the Company believes represents the best estimate of the annual effective tax rate. The rate reflects the utilization of net operating loss carryforwards to offset taxable income and a $409 deferred tax provision related to goodwill which is amortized for tax purposes. The balance of the tax provision principally represents alternative minimum taxes for federal and state purposes. The income tax rate for the 2010 period did not bear a customary relationship to the effective tax rate, primarily as a result of the increase in the valuation allowance in the 2010 period.

Liquidity and Capital Resources

Approximately 33% and 29% of our total assets at June 30, 2011 and December 31, 2010, respectively, consisted of cash and cash equivalents, securities owned and receivables from our clearing broker and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Therefore, they are subject to certain restrictions on their respective uses of capital and their related liquidity. At June 30, 2011, Ladenburg’s regulatory net capital, as defined, of $6,960 exceeded minimum capital requirements of $250, by $6,710. At June 30, 2011, Investacorp’s regulatory net capital, as defined, of $2,079, exceeded minimum capital requirements of $317, by $1,762. At June 30, 2011, Triad’s regulatory net capital, as defined, of $3,682 exceeded minimum net capital requirements of $540 by $3,142. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.  Under Nevada law, Premier must maintain stockholder’s equity of at least $1,000.  At June 30, 2011, Premier had stockholder’s equity of $2,159.

Our primary sources of liquidity include cash flows from operations and borrowings under our $30,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. Borrowings under the $30,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At June 30, 2011, $21,950 was outstanding under the revolving credit agreement. During 2011, we increased our borrowing under the revolving credit agreement by a net amount of $5,000. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the amended maturity date of August 25, 2016, without penalty. We believe our existing assets and funds available under our $30,000 revolving credit facility provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash used in operating activities for the six months ended June 30, 2011 was $1,160, which primarily consisted of increases in receivables from our clearing broker, other broker-dealers, other receivables, net and other assets, partially offset by decreases in securities owned, our net income of $509 adjusted for non-cash expenses and increases in securities sold, commission and fees payable, partially offset by a decrease in accrued liabilities.  For the six months ended June 30, 2010, cash used in operating activities was $2,878, which primarily consisted of increases in securities owned and receivables from other broker-dealers, partially offset by decreases in other receivables, net, other assets, our net loss of $6,632 adjusted for non-cash expenses and accrued liabilities.

Investing activities used $59 for the six months ended June 30, 2011, primarily due to the purchase of furniture, equipment and leasehold improvements, partially offset by a decrease in restricted assets related to returned escrowed deposits from arrangements with Investacorp’s former clearing brokers. For the six months ended June 30, 2010, investing activities provided $27, primarily due to a decrease in restricted assets due to Investacorp’s receipt of an escrowed deposit upon the termination of a clearing agreement with one of its clearing brokers, partially offset by purchase of furniture, equipment and leasehold improvements.

Financing activities provided $3,482 for the six months ended June 30, 2011, from $5,000 borrowed under our revolving credit facility and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.  For the six months ended June 30, 2010, financing activities provided $3,122, primarily due to the private equity offering and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments under our revolving credit facility, repayments of notes payable and common stock repurchases.

At June 30, 2011, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $24,664 through 2016, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $18,851 through such date.

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note bears interest at a rate of 2.51% per annum, payable quarterly, and matures in August 2011. The outstanding balance of this note at June 30, 2011 was $427.

In connection with the Premier acquisition, we issued a $1,161 promissory note to a subsidiary of Premier’s former shareholder.  The note bears interest at 6.5% per annum, payable quarterly, and matures in September 2015.  The outstanding balance of this note at June 30, 2011 was $1,010.

We intend to finance future acquisitions, if any, through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Any future acquisitions could have a significant effect on our financial position and could materially reduce our liquidity

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is being funded using approximately 15% of our EBITDA, as adjusted. As of June 30, 2011, 1,599,156 shares had been repurchased for $2,450 under the program.

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

We maintain inventories of trading securities. At June 30, 2011, the fair market value of our inventories was $2,517 in long positions and $1,758 in short positions.  We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2011 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the second quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2011	52,918	$1.24	52,918	1,323,812
May 1 to May 31, 2011	422,968	1.21	422,968	900,844
June 1 to June 30, 2011	—	—	—	900,844
Total	475,886	$1.22	475,886

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. The repurchase program is funded using approximately 15% of our EBITDA, as adjusted. Since inception through June 30, 2011, 1,599,156 shares have been repurchased under the program.

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL
SERVICES INC.
(Registrant)

Date: August 5, 2011	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)