Form 10-Q
period 2011-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2011-11-09
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐  No  ☑

As of November 1, 2011, there were 182,996,965 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$10,627	$6,927
Securities owned at fair value	1,584	2,662
Receivables from clearing broker.	18,750	18,073
Receivables from other broker-dealers	380	1,364
Other receivables, net	8,027	9,162
Furniture, equipment and leasehold improvements, net	2,293	2,805
Restricted assets	150	200
Intangible assets, net	24,531	26,431
Goodwill	29,708	29,719
Unamortized debt issue cost	1,787	1,597
Other assets	2,955	2,885

Total assets	$100,792	$101,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$10	$10
Accrued compensation	6,615	5,328
Commissions and fees payable	6,526	9,264
Accounts payable and accrued liabilities	5,450	6,751
Deferred rent	2,491	2,928
Deferred income taxes	3,054	2,418
Accrued interest	242	328
Notes payable	30,051	27,879

Total liabilities	54,439	54,906

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 182,946,965 in 2011 and 183,496,492 in 2010	18	18
Additional paid-in capital	193,319	191,424
Accumulated deficit	(146,984)	(144,523)

Total shareholders’ equity	46,353	46,919

Total liabilities and shareholders’ equity	$100,792	$101,825

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:

Commissions	$25,824	$27,397	$84,676	$79,047
Advisory fees	14,971	12,886	47,920	36,584
Investment banking	3,509	4,661	25,171	16,082
Principal transactions	(524)	(826)	(1,576)	(696)
Interest and dividends	130	144	419	407
Other income	4,988	4,101	9,721	8,494

Total revenues	$48,898	$48,363	$166,331	$139,918

Expenses:

Commissions and fees	$31,158	$31,529	$102,845	$87,079
Compensation and benefits	10,903	9,772	37,503	32,003
Non-cash compensation	688	1,291	2,772	4,656
Brokerage, communication and clearance fees	1,766	1,537	5,189	4,891
Rent and occupancy, net of sublease revenue	810	795	2,425	2,329
Professional services	769	1,815	2,754	3,962
Interest	820	641	2,468	2,533
Depreciation and amortization	862	996	2,650	3,030
Acquisition related	700	—	700	—
Other	3,208	2,965	8,535	8,618

Total expenses	$51,684	$51,341	$167,841	$149,101

Loss before income taxes	(2,786)	(2,978)	(1,510)	(9,183)

Income tax expense	284	227	951	654

Net loss	$(3,070)	$(3,205)	$(2,461)	$(9,837)

Net loss per common share (basic and diluted)	$(0.02)	$(0.02)	$(0.01)	$(0.06)

Weighted average common shares used in computation of per share data:

Basic and diluted	182,810,137	181,327,242	183,068,493	173,370,977

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	183,496,492	$18	$191,424	$(144,523)	$46,919

Issuance of common stock under employee stock purchase plan	50,223	—	63	—	63

Exercise of stock options, net of 24,509 shares tendered in payment of exercise price	253,056	—	204	—	204

Exercise of warrants	82,500	—	78	—	78

Stock options granted to Advisory Board and consultants	—	—	78	—	78

Stock-based compensation to Employees	—	—	2,634	—	2,634

Issuance of restricted stock (net of 64,537 shares forfeited)	(5,000)	—	60	—	60

Repurchase and retirement of common stock	(930,306)	—	(1,222)	—	(1,222)

Net loss	—	—	—	(2,461)	(2,461)

Balance, September 30, 2011	182,946,965	$18	$193,319	$(146,984)	$46,353

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,461)	$(9,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of furniture, equipment and leasehold improvements	750	759
Adjustment to deferred rent	(437)	(369)
Amortization of debt discount	39	258
Amortization of intangible assets	1,900	2,271
Amortization of debt issue cost	(190)	211
Deferred income taxes	636	540
Gain on forgiveness of principal of note payable under forgivable loan	(1,429)	(1,429)
Benefit attributable to reduction of goodwill	11	—
Non-cash compensation expense	2,772	4,656
Loss on disposal of furniture, equipment and leasehold improvements	1	4

(Increase) decrease in operating assets:
Securities owned at fair value	1,078	(138)
Receivables from clearing broker	(677)	(1,774)
Receivables from other broker-dealers	984	(212)
Other receivables, net	1,135	(399)
Other assets	(121)	(227)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	—	1
Accrued compensation	1,287	461
Accrued interest	(86)	(178)
Commissions and fees payable	(2,738)	366
Accounts payable and accrued liabilities	(1,301)	516
Net cash provided by (used in) operating activities	1,153	(4,520)

Cash flows from investing activities:
Premier Trust acquisition, net of cash received	—	(162)
Purchases of furniture, equipment and leasehold improvements	(188)	(303)
Decrease in restricted assets	50	150
Net cash used in investing activities activities	(138)	(315)

Cash flows from financing activities:
Issuance of common stock in private equity offering	—	13,209
Issuance of common stock principally under stock plans	345	126
Repurchases of common stock	(1,222)	(64)
Principal borrowings (payments) under revolving credit facility, net	5,000	(3,100)
Principal payments on other notes payable	(1,438)	(5,165)
Net cash provided by financing activities	2,685	5,006

Net increase in cash and cash equivalents	3,700	171
Cash and cash equivalents, beginning of period	6,927	5,702
Cash and cash equivalents, end of period	$10,627	$5,873

Supplemental cash flow information
Interest paid	$1,837	$1,701
Taxes paid	87	19
Acquisition of Premier Trust:

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)
(Unaudited)

Assets acquired, including goodwill of $15	—	$2,565
Liabilities assumed	—	(205)
Net assets acquired	—	2,360
Note used in acquisition	—	(1,161)
Cash paid in acquisition	—	1,199
Cash acquired in acquisition	—	(1,037)
Net cash paid in acquisition	—	$162

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

2.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, at fair value at September 30, 2011 and December 31, 2010 were as follows:

	Securities owned	Securities sold, but not yet purchased
September 30, 2011
Common stock and warrants	$254	$10
Restricted common stock and warrants	1,330	—
Total	$1,584	$10

December 31, 2010
Common stock and warrants	$577	$10
Restricted common stock and warrants	2,085	—
Total	$2,662	$10

As of September 30, 2011 and December 31, 2010, approximately $364 and $666, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing broker. Under the clearing agreements with such clearing broker, the securities may be sold or hypothecated by such clearing broker.

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

The fair value hierarchy, established under authoritative accounting guidance, ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices in active markets, which are directly or indirectly observable for the asset or liability.

•	Level 3 — Unobservable inputs for the asset or liability where there is little or no market data, which requires the reporting entity to develop its own assumptions.

Securities are carried at fair value and classified as follows:

As of September 30, 2011:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$254	$1,330	$—	$1,584
Total	$254	$1,330	$—	$1,584

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$—	$10	$—	$10
Total	$—	$10	$—	$10

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

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity.  This model takes into account the underlying securities' current market value, the market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return.  As of September 30, 2011 and December 31, 2010, the fair value of the warrants was $1,075 and $1,907, respectively, and is included in common stock and warrants (level 2) above.

3.	Net Capital Requirements

As a registered broker-dealer, Ladenburg is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Ladenburg has elected to compute its net capital under the alternative method allowed by this rule.  At September 30, 2011, Ladenburg had net capital, as defined by such rule, of $9,115, which exceeded its minimum capital requirement, as defined, of $250, by $8,865.

Investacorp and Triad are also subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in such rule, shall not exceed 15 to 1. At September 30, 2011, Investacorp had net capital of $1,809, which was $1,531 in excess of its required net capital of $278. Investacorp’s net capital ratio was 2.3 to 1. At September 30, 2011, Triad had net capital of $3,466, which was $3,144 in excess of its required net capital of $322. Triad’s net capital ratio was 1.4 to 1.

Ladenburg, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of such rule as they clear their customer transactions through a correspondent broker on a fully disclosed basis.

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.  Under Nevada law, Premier must maintain minimum stockholder’s equity of at least $1,000. At September 30, 2011, Premier had stockholder’s equity of $1,790.

4.	Income Taxes

The tax rate for the 2011 periods represents the actual effective tax rate for such period, which the Company believes represents the best estimate of the annual effective tax rate. The rate reflects a deferred tax provision of $228 and $636 for the three and nine months ended September 30, 2011, respectively, related to goodwill which is amortized for tax purposes. The balance of the tax provision principally represents alternative minimum taxes for federal and state purposes.

Income tax expense for the three and nine months ended September 30, 2010 primarily represents deferred income taxes relating to amortization of goodwill for tax purposes. The income tax rate for the 2011 and 2010 periods do not bear a customary relationship to the effective tax rate, primarily as a result of the increase in the valuation allowance for such periods.

5.	Notes Payable

	September 30,	December 31,
	2011	2010
11% Note payable to affiliate of the Company’s principal shareholder	$21,950	$16,950
Note payable to former Triad shareholders, net of $39 of unamortized discount	—	1,247
(Prime +2%) Notes payable to clearing firm under forgivable loan	7,143	8,571
6.5% Note payable to a subsidiary of Premier’s former shareholder	958	1,111
Total	$30,051	$27,879

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Company estimates that the fair value of notes payable was $30,132 at September 30, 2011 and $28,625 at December 31, 2010 based on then current interest rates at which similar amounts of debt could currently be borrowed. As of September 30, 2011, the Company was in compliance with all debt covenants in its debt agreements.

On August 16, 2011, the Company entered into a second amendment to its existing revolving credit facility with an affiliate of the Company’s principal shareholder, under which available borrowings under such facility were increased by $10 million to an aggregate of $40 million. (See Note 11 – Subsequent Events.)

During the third quarter of 2011, $1,429 of principal and $450 of accrued interest under the note payable to clearing firm was forgiven and is included in other income in the accompanying 2011 consolidated statements of operations.

6.	Commitments and Contingencies

Litigation and Regulatory Matters

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (other than Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff’s original complaint alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. In August 2005, Ladenburg’s motion to dismiss was granted in part and denied in part.  On May 27, 2009, the Court granted in part and denied in part motions to dismiss the Second Amended Complaint, and granted plaintiff leave to replead.  On July 9, 2009, plaintiff filed its Third Amended Complaint, which contains no claims under the federal securities laws, leaving only common law claims; the plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $400,000.  On September 15, 2011, Ladenburg’s motion to dismiss plaintiff’s Third Amended Complaint was granted in part and denied in part.  The Company believes the claims are without merit and intends to vigorously defend against them.

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. Plaintiff has alleged that Ladenburg and the other defendants violated federal securities laws and various state laws. The plaintiff seeks compensatory damages from the defendants of at least $400,000. In April 2006, Ladenburg’s motion to dismiss was granted in part and denied in part. On July 23, 2010, the plaintiff dismissed its claims against all defendants other than Ladenburg and the former Ladenburg employee.  In March 2011, the Court denied Ladenburg’s motion for reconsideration of the motion to dismiss as to the remaining claims.  The Company believes that the claims are without merit and intends to vigorously defend against them.

In July 2008, a suit was filed by BankAtlantic and BankAtlantic Bancorp, Inc. against Ladenburg and a former Ladenburg research analyst. The plaintiffs alleged, among other things, that research reports issued by defendants were false and defamatory, and that defendants were liable for defamation per se and negligence; the amount of the alleged damages was unspecified. In February 2010, the plaintiffs entered into a settlement agreement with Ladenburg resolving all claims against Ladenburg.  On July 1, 2010, the plaintiffs and the former research analyst dismissed the remaining claims with prejudice.  In November 2010, the former research analyst commenced an arbitration claim against Ladenburg, the Company, and two Company directors for, among other things, indemnification and breach of contract, seeking reimbursement of expenses and other purported damages incurred in defending the suit.  On August 26, 2011, the arbitration panel dismissed the claims against all respondents other than Ladenburg.  The Company believes the claims are without merit and intends to vigorously defend against them.

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

In September 2011, a suit was filed in the U.S. District Court for the District of Delaware by James Zazzali, as Trustee for the DBSI Private Actions Trust, against fifty brokerage firms, including Triad, and their purported parent corporations.  The plaintiff has alleged, among other things, that the defendants failed to conduct adequate due diligence and solicited investments in various securities by means of materially untrue statements and the omission of material facts in the private placement memoranda for those securities.  The complaint alleges violations of federal securities laws and common law claims, and the plaintiff seeks an unspecified amount of compensatory damages as well as other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

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

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $75 at September 30, 2011 and $286 at December 31, 2010 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Triad Contingent Consideration

On August 13, 2008, the Company acquired Triad in a merger transaction for an aggregate consideration of $6,826 in cash (net of a post-closing adjustment of $674), 7,993,387 shares of the Company’s common stock, valued at $10,427, and a $5,000 promissory note valued at $4,384. Under the Triad merger agreement, if Triad achieved a cumulative profit target during the three-year period following the merger, the Company would have been required to pay to Triad’s former shareholders up to $7,500 in cash and issue to such shareholders up to 4,134,511 shares of the Company’s common stock. Triad did not meet the three-year cumulative profit target, and no contingent consideration was due.

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

The clearing operations for the Ladenburg, Investacorp and Triad securities transactions are provided by one clearing broker, a large financial institution. At September 30, 2011, a significant percentage of securities owned are held at this clearing broker and $18,750 is due from this clearing broker, which represents a substantial concentration of credit risk should this clearing broker be unable to fulfill its obligations.

In the normal course of its business, Ladenburg, Investacorp and Triad may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of September 30, 2011, Ladenburg, Investacorp and Triad were not contractually obligated for any equity index or financial futures contracts; however, Triad sold securities that it does not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities and Triad will incur a loss if the market value of the securities increases subsequent to September 30, 2011.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

8.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. As of September 30, 2011, 1,943,500 shares had been repurchased for $2,975 under the program, including 344,344 and 930,306 shares repurchased in the three and nine months ended September 30, 2011, respectively. In October 2011, our board approved an amendment to the repurchase program to purchase up to an additional 5,000,000 shares.

Stock Compensation Plans

On March 2, 2011, the Company granted to employees and directors ten-year options to purchase an aggregate of 3,300,000 shares of the Company’s common stock at an exercise price of $1.28 per share. The options vest in four equal annual installments beginning on the first anniversary of the grant date. The Company valued the options at $3,131 (fair value of $.95 per option) using the Black-Scholes option pricing model.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In April 2011, the Company granted to employees and consultants ten-year options to purchase an aggregate of 455,000 shares of the Company’s common stock at exercise prices ranging from $1.10 to $1.28 per share and vesting periods ranging from two to four years. The Company valued the options at $364 (weighted average fair value of $.80 per option) using the Black-Scholes option pricing model.

In September 2011, the Company granted to a new director ten-year options to purchase 20,000 shares of common stock at an exercise price of $1.73 per share.  The option vests on September 19, 2012.  The Company valued the options at $23 (fair value of $1.16 per option) using the Black-Scholes option pricing model.

As of September 30, 2011, there was $4,640 of unrecognized compensation cost for stock-based compensation, of which $2,311 related to the 2011 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.39 years for all grants and approximately 3.28 years for the 2011 grants.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $122 and $170, respectively.

9.	Per Share Data

Basic net loss per share is computed using the weighted-average number of common shares outstanding.  For the three and nine months ended September 30, 2011 and 2010, options, warrants and restricted shares to purchase 33,085,906 and 30,999,290 common shares, respectively, were not included in the computation of diluted loss per share as the effect would be anti-dilutive.  The computations of basic and diluted per share data were as follows:

	Three months ended			Nine months ended
	September 30,			September 30
	2011	2010		2011	2010
Net loss	$(3,070)	$(3,205	) )	$(2,461)	$(9,837)
Weighted average common shares outstanding - basic and diluted	182,810,137	181,327,242		183,068,493	173,370,977
Net loss per share:
Basic and diluted	$(0.02)	$(0.02)		$(0.01)	$(0.06)

Common shares outstanding under options, warrants and restricted shares not included in diluted net loss per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30
	2011	2010	2011	2010
Options	26,062,675	24,099,290	26,062,675	24,099,290
Warrants	6,817,500	6,900,000	6,817,500	6,900,000
Restricted shares	205,731	—	205,731	—
Total	33,085,906	30,999,290	33,085,906	30,999,290

10.	Segment Information

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Segment information for the three months ended September 30, 2011 and 2010 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Premier	Corporate		Total
2011
Revenues	$6,872	$39,641	$698	$1,687	(1)	$48,898
Pre-tax (loss) income	(2,498)	1,378	(95)	(1,571	)(2)	(2,786)
Identifiable assets	21,556	74,172	2,605	2,459		100,792
Depreciation and amortization	232	573	40	17		862
Interest	3	4	—	813		820
Capital expenditures	8	63	7	—		78
Non-cash compensation	195	123	30	340		688

2010
Revenues	$7,420	$38,819	$194	$1,930	(1)	$48,363
Pre-tax (loss) income	(2,272)	(149)	9	(566	)(2)	(2,978)
Identifiable assets	19,101	74,029	2,559	304		95,993
Depreciation and amortization	420	558	1	17		996
Interest	4	3	—	634		641
Capital expenditures	—	146	33	—		179
Non-cash compensation	283	510	—	498		1,291

Segment information for the nine months ended September 30, 2011 and 2010 was as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Premier	Corporate		Total
2011
Revenues	$35,323	$127,535	$2,042	$1,431	(1)	$166,331
Pre-tax (loss) income	(396)	4,422	(76)	(5,460	)(2)	(1,510)
Identifiable assets	21,556	74,172	2,605	2,459		100,792
Depreciation and amortization	765	1,716	118	51		2,650
Interest	85	19	—	2,364		2,468
Capital expenditures	29	136	23	—		188
Non-cash compensation	804	354	81	1,533		2,772

2010
Revenues	$29,617	$108,122	$194	$1,985	(1)	$139,918
Pre-tax (loss) income	(4,712)	299	9	(4,779	)(2)	(9,183)
Identifiable assets	19,101	74,029	2,559	304		95,993
Depreciation and amortization	1,309	1,669	1	51		3,030
Interest	13	17	—	2,503		2,533
Capital expenditures	89	181	33	—		303
Non-cash compensation	1,290	1,597	—	1,769		4,656

(1)	Includes consolidation and elimination entries
(2)	Includes interest, compensation, professional fees and other general and administrative expenses.

11.	Subsequent Events

Securities America Acquisition

On November 4, 2011 (the “Closing Date”), the Company completed its previously announced acquisition (the “Acquisition”) of the outstanding capital stock of Securities America Financial Corporation, which is a holding company and the sole owner of Securities America, Inc. (“SAI”), Securities America Advisors, Inc. (“SAA”), and Brecek & Young Advisors, Inc. (“BYA”) (collectively, “Securities America”). SAI is a registered broker-dealer which conducts securities brokerage services and markets insurance products nationally through a network of independent contractor financial advisors.  SAA and BYA are registered investment advisors which provide investment advisory services through a network of registered independent contractor representatives. The primary reason for the acquisition was to establish the Company as a leader in the independent brokerage and advisory services space. Under a stock purchase agreement, dated August 16, 2011 (the “Purchase Agreement”), between the Company and Ameriprise Financial, Inc. (“Ameriprise”), the Company paid Ameriprise $150,000 in cash on the Closing Date (the “Closing Date Purchase Price”). The Company will also pay to Ameriprise, if earned, a cash earn-out over two years, subject to a maximum of $70,000, calculated based on a percentage of the amount, if any, by which Securities America’s consolidated gross revenue and cash spread for the years ending December 31, 2012 and 2013 exceed certain levels.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

As the initial accounting for the Acquisition is incomplete, the allocation of purchase price, the valuation of the contingent consideration as of the Closing Date and the supplemental pro forma information with respect to revenue and earnings of the combined entity as if the Acquisition had occurred as of the beginning of the annual reporting periods is not available. Legal and other expenses related to the Acquisition incurred in the three and nine month periods ended September 30, 2011 amounted to $700 and were charged to acquisition related expenses.

November 2011 Loan

In connection with the Acquisition, on the Closing Date, the Company entered into a loan agreement with various lenders (the "Lenders"), under which the Lenders provided a loan (the "November 2011 Loan") to the Company in an aggregate principal amount of $160,700, a portion of which was used to fund the Closing Date Purchase Price.  Interest on the November 2011 Loan is payable quarterly, commencing on December 31, 2011, at 11% per annum.  Interest is payable in cash; provided that (i) from December 31, 2011 until November 4, 2013, the Company may, without the consent of any Lender, elect to satisfy its interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date,  and (ii) after November 4, 2013 until maturity, the Company may also pay interest-in-kind with the consent of certain Lenders.  This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the  balance of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on November 4, 2016.  The Company may voluntarily repay the November 2011 Loan at any time without premium or penalty.  The notes issued under the Loan rank senior in right of payment to all of the Company's indebtedness incurred after the Closing Date and will rank at least equal in right of payment with the claims of all of the Company's existing unsecured and unsubordinated creditors.  Also, so long as amounts remain outstanding and unpaid under such notes, the Company may not, without the consent of the Lenders, create, incur or suffer to exist any indebtedness for borrowed money (other than existing indebtedness as the same may be amended or extended, or trade payables incurred in the ordinary course of business) that is not subordinated in all respects to the indebtedness under such notes.    The notes contain customary events of default, which, if uncured, permit the Lenders to accelerate the maturity date of the November 2011 Loan. On the Closing Date, the Company paid a one-time aggregate funding fee of $804 to the Lenders and issued to the Lenders warrants (“Warrants”) to purchase an aggregate of 10,713,332 shares of the Company's common stock.  The Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of the Company’s common stock on the Closing Date, as reported by the NYSE Amex.  The Warrants may be exercised in cash, by net exercise or pursuant to a Lender’s surrender of all or a portion of the principal amount of such Lender’s note.

The Lenders include Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company's Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd., (“Vector Group”) a principal shareholder of the Company, and Richard J. Lampen, the Company's President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and Richard J. Lampen were $135,000, $15,000 and $200, respectively.  A special committee (the “Committee”) of the Company’s Board of Directors (the “Board”) was formed by joint action of the Board and its audit committee to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the Warrants, and, upon such review and consideration, which included the advice of the Committee’s independent financial advisor, the Committee determined that the financing is fair from a financial point of view to the Company and its unaffiliated shareholders.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NFS Forgivable Loans

On November 4, 2011, the primary clearing firm of the Company's subsidiaries, National Financial Services LLC ("NFS"), a Fidelity Investments company, provided the Company with a seven-year, $15,000 forgivable loan.  The Company will use the forgivable loan proceeds to fund expenses related to the Acquisition.  Interest on the loan agreement accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum.  If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018.  Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met.  Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, the Company may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets.  The Company expects to expense interest under this loan agreement until such time as such interest is forgiven.

The forgivable loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreement may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is secured by the Company’s (but not its broker-dealer subsidiaries’) deposits and accounts held at NFS or its affiliates.

In connection with the entering into the new forgivable loan, Securities America and the Company’s other broker –dealer subsidiaries amended their clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. In addition, the Company and NFS amended the terms of the 2009 forgivable loan made by NFS to the Company such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without the Company being required to satisfy the annual clearing revenue targets previously established.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in independent brokerage and advisory services, asset management services, investment banking, equity research, institutional sales and trading, and trust services through our principal subsidiaries, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Investacorp Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”),  effective November 4, 2011, Securities America Inc. (collectively with related companies, (“Securities America”), Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier"). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and retail clients.

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

Triad is an independent broker-dealer and registered investment advisor that offers a broad range of products, services and total wealth management solutions to independent contractor financial advisors located nationwide. Triad’s independent financial advisors primarily serve retail clients. Triad was founded in 1998 and its independent financial advisors are located in approximately 257 offices in 37 states.

Securities America is an independent broker-dealer and registered investment advisor which conducts securities brokerage services, markets insurance products and provides investment advisory services nationally through a network of independent contractor financial advisors.  Securities America was founded in 1984 and today is one of the nation’s largest independent broker-dealers.

LTAM is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg and Premier’s clients, as well as clients of Investacorp’s and Triad’s financial advisors.

Premier, a Nevada trust company, provides wealth management services, including trust administration, estate and financial planning and custody services.  We acquired Premier in September 2010.

Through our acquisitions of Investacorp and Triad and our recent acquisition of Securities America, we have become one of the leaders in the independent broker-dealer and advisory space. During the past decade, this has been one of the fastest growing segments of the financial services industry. We believe that we have the opportunity through acquisitions and recruiting to continue to expand our market presence in this segment over the next several years. Our goal remains as a public financial services company to marry the more recurring and predictable revenue and cash flows of our independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. Ladenburg’s businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but they have historically enjoyed strong operating margins in good market conditions.   On a consolidated basis, we had approximately 2,700 financial advisors with total client assets of approximately $70 billion as of the date of this report.

Each of Ladenburg, Investacorp, Triad and Securities America is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation.  Premier is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Recent Developments

Securities America Acquisition

On November 4, 2011 (the “Closing Date”), we completed our previously announced acquisition (the “Acquisition”) of the outstanding capital stock of Securities America Financial Corporation, which is a holding company and the sole owner of Securities America, Inc. (“SAI”), Securities America Advisors, Inc. (“SAA”), and Brecek & Young Advisors, Inc. (“BYA”) (collectively, “Securities America”). SAI is a registered broker-dealer which conducts securities brokerage services and markets insurance products nationally through a network of independent contractor financial advisors. SAA and BYA are registered investment advisors which provide investment advisory services through a network of registered independent contractor representatives. The primary reason for the acquisition was to establish us as a leader in the independent brokerage and advisory services space. Under a stock purchase agreement, dated August 16, 2011 (the “Purchase Agreement”), between us and Ameriprise Financial, Inc. (“Ameriprise”), we paid Ameriprise $150,000 in cash on the Closing Date (the “Closing Date Purchase Price”). We will also pay to Ameriprise,  if earned, a cash earn-out over two years, subject to a maximum of $70,000, calculated based on a percentage of the amount, if any, by which Securities America’s consolidated gross revenue and cash spread for the years ending December 31, 2012 and 2013 exceed certain levels.

As the initial accounting for the Acquisition is incomplete, the allocation of purchase price, the valuation of the contingent consideration as of the Closing Date and the supplemental pro forma information with respect to revenue and earnings of the combined entity as if the Acquisition had occurred as of the beginning of the annual reporting periods is not available. Legal and other expenses related to the Acquisition incurred in the three and nine month periods ended September 30, 2011 amounted to $700 and were charged to acquisition related expenses.

November 2011 Loan

In connection with the Acquisition, on the Closing Date, we entered into a loan agreement with various lenders (the "Lenders"), under which the Lenders provided a loan (the "November 2011 Loan") to us in an aggregate principal amount of $160,700, a portion of which was used to fund the Closing Date Purchase Price.  Interest on the November 2011 Loan is payable quarterly, commencing on December 31, 2011, at 11% per annum.  Interest is payable in cash; provided that (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any Lender, elect to satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain Lenders.  This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on November 4, 2016.  We may voluntarily repay the November 2011 Loan at any time without premium or penalty.  The notes issued under the Loan rank senior in right of payment to all of our indebtedness incurred after the Closing Date and will rank at least equal in right of payment with the claims of all of our existing unsecured and unsubordinated creditors.  Also, so long as amounts remain outstanding and unpaid under such notes, we may not, without the consent of the Lenders, create, incur or suffer to exist any indebtedness for borrowed money (other than existing indebtedness as the same may be amended or extended, or trade payables incurred in the ordinary course of business) that is not subordinated in all respects to the indebtedness under such notes.  The notes contain customary events of default, which, if uncured, permit the Lenders to accelerate the maturity date of the November 2011 Loan. On the Closing Date, we paid a one-time aggregate funding fee of $804 to the Lenders and issued to the Lenders warrants (“Warrants”) to purchase an aggregate of 10,713,332 shares of our common stock.  The Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the Closing Date, as reported by the NYSE Amex.  The Warrants may be exercised in cash, by net exercise or pursuant to a Lender’s surrender of all or a portion of the principal amount of such Lender’s note.

The Lenders include Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd., (“Vector Group”), a principal shareholder, and Richard J. Lampen, our President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and Richard J. Lampen were $135,000, $15,000 and $200, respectively. A special committee (the “Committee”) of our Board of Directors (the “Board”) was formed by joint action of the Board and its audit committee to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the Warrants, and, upon such review and consideration, which included the advice of the Committee’s independent financial advisor, the Committee determined that the financing is fair from a financial point of view to us and our unaffiliated shareholders.

NFS Forgivable Loans

On November 4, 2011, the primary clearing firm of our subsidiaries, National Financial Services LLC ("NFS"), a Fidelity Investments company, provided us with a seven-year, $15,000 forgivable loan.  We will use the forgivable loan proceeds to fund expenses related to the Acquisition.  Interest on the loan agreement accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum.  If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018.  Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met.  Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets.  We expect to expense interest under this loan agreement until such time as such interest is forgiven.

The forgivable loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of our $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreement may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is secured by our (but not our broker-dealer subsidiaries’) deposits and accounts held at NFS or our affiliates.

In connection with the entering into the new forgivable loan, Securities America and our other broker–dealer subsidiaries amended their clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. In addition, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total revenues	$48,898	$48,363	$166,331	$139,918
Total expenses	51,684	51,341	167,841	149,101
Pre-tax loss	(2,786)	(2,978)	(1,510)	(9,183)
Net loss	(3,070)	(3,205)	(2,461)	(9.837)

Reconciliation of EBITDA, as adjusted, to net loss:
EBITDA, as adjusted	$287	$(39)	$7,053	$1,371
Add:
Interest income	(3)	(11)	27	(29)
Less:
Interest expense	(820)	(641)	(2,468)	(2,533)
Income tax expense	(284)	(227)	(951)	(654)
Depreciation and amortization	(862)	(996)	(2,650)	(3,030)
Non-cash compensation	(688)	(1,291)	(2,772)	(4,656)
Acquisition related expense	(700)	—	(700)	—
Clearing conversion expense	—	—	—	(306)
Net loss	$(3,070)	$(3,205)	$(2,461)	$(9,837)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for gains or losses on sales of assets, non-cash compensation expense, acquisition related expense and clearing conversion expense is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, the use of EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate our business on a consistent basis.  We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as expenses related to Investacorp’s conversion to a single clearing firm as part of a seven-year clearing agreement and expenses related to the acquisition of Securities America, or do not involve a cash outlay, such as stock-related compensation. Our presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Third quarter 2011 EBITDA, as adjusted, was $287, an increase of $326 from third quarter 2010 EBITDA, as adjusted, of ($39), primarily because of a lower net loss in the third quarter 2011.  For the nine months ended September 30, 2011, EBITDA, as adjusted, was $7,053, an increase of $5,682 from the EBITDA, as adjusted, of $1,371 for the nine months ended September 30, 2010, primarily because of increased revenues in the 2011 period.

Segment Description

We have three operating segments:

•	Ladenburg – includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

•	Independent brokerage and advisory services – includes the broker-dealer and investment advisory services provided by Investacorp and Triad to their independent contractor registered representatives.

•	Premier – includes the trust services provided by Premier.

•	Corporate – includes consolidation and elimination entries, revenues and expenses related to debt obligations, compensation, professional fees and other general and administrative expenses.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Ladenburg	$6,872	$7,420	$35,323	$29,617
Independent brokerage and advisory servicesservices	39,641	38,819	127,535	108,122
Premier	698	194	2,042	194
Corporate	1,687	1,930	1,431	1.985
Total revenues revenues	$48,898	$48,363	$166,331	$139,918

Pre-tax loss:
Ladenburg	$(2,498)	$(2,272)	$(396)	$(4,712)
Independent brokerage and advisory services services	1,378	(149)	4,422	299
Premier	(95)	9	(76)	9
Corporate	(1,571)	(566)	(5,460)	(4,779)
Total pre-tax loss loss	$(2,786)	$(2,978)	$(1,510)	$(9,183)

In our independent brokerage and advisory services segment, Triad and Investacorp had revenues of $22,810 and $16,831, respectively, for the three months ended September 30, 2011 as compared to $24,136 and $14,683, respectively, for the three months ended September 30, 2010.  Triad and Investacorp had revenues of $76,727 and $50,808, respectively, for the nine months ended September 30, 2011 as compared to $63,489 and $44,633, respectively, for the nine months ended September 30, 2010.

Three months ended September 30, 2011 versus three months ended September 30, 2010

For the quarter ended September 30, 2011, we had net loss of $3,070 compared to a net loss of $3,205 for the quarter ended September 30, 2010. The improvement was primarily due to increased revenue and reduced non-cash compensation expense in the 2011 period. The 2011 period included $688 of non-cash compensation expense as compared to $1,291 of non-cash compensation expense for the 2010 period.

Our total revenues for the three months ended September 30, 2011 increased $535 (1%) as compared to the 2010 period, primarily as a result of increased advisory fees of $2,085, increased other income of $887 and increased principal transactions of $302, partially offset by decreased commissions revenues of $1,573 and decreased investment banking revenues of $1,152.  We expect significant increases in revenues in future periods due to the addition of Securities America.

Our total expenses for the three months ended September 30, 2011, which include $700 in expenses related to the Securities America acquisition, increased by $343 (1%) from the 2010 period, primarily as a result of an increase in compensation expense of $1,131, an increase in other expense of $243 and an increase in brokerage, communication and clearance fees of $229, partially offset by a decrease in non-cash compensation expense of $603, a decrease in professional services expense of $1,046 and a decrease in commissions and fees expense of $371. We expect significant increases in acquisition and related fees expense in future periods due to the addition of Securities America.

The $1,573 (6%) decrease in commissions revenue for the three months ended September 30, 2011 as compared to the 2010 period was primarily attributable to the transition from the sale of products resulting in an up-front commission to the sale of products with trailing commissions, in our independent brokerage and advisory services segment.

The $2,085 (16%) increase in advisory fee revenue for the three months ended September 30, 2011, as compared to the 2010 period, was due to higher average assets under management at LTAM, Triad and Investacorp, resulting from the addition of new accounts and appreciation in total assets due to improved market conditions.  Total average assets under management, related to advisory fee revenue, increased 24% at September 30, 2011 as compared to the 2010 period.

The $1,152 (25%) decrease in investment banking revenue for the three months ended September 30, 2011, as compared to the 2010 period, was primarily due to a decrease in capital raising fees of $1,145, resulting from a decrease in underwritten public offerings, partially offset by an increase in PIPE offerings.  Our investment banking revenue for the three months ended September 30, 2011 was derived from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $2,732 for the 2011 period, as compared to $4,385 for the 2010 period. Private placement revenue was $508 for the third quarter of 2011, as compared to $0 for the 2010 period.

The $302 (37%) increase in principal transactions for the three months ended September 30, 2011 as compared to the 2010 period was primarily attributable to gains in the fair value of securities received as underwriting consideration and the addition of new securities valued at $130.

The $887 (22%) increase in other income for the three months ended September 30, 2011 as compared to the 2010 period was primarily attributable to a total increase in direct investment marketing allowances received from product sponsor programs of $285 in our independent brokerage and advisory services segment and an amount received in settlement of a claim by Ladenburg against a former broker of $287.

The $371 (1%) decrease in commissions and fees expense for the three months ended September 30, 2011 as compared to the 2010 period was directly correlated to the decrease in commissions in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment.  These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenue and expense increases since they earn additional compensation based on the revenue produced.

The $1,131 (12%) increase in compensation and benefits expense for the three months ended September 30, 2011 as compared to the 2010 period was primarily due to a $907 increase in Ladenburg’s and corporate’s bonus and salary expense, a $341 increase from the addition of Premier, and a $194 increase in bonus and salary expense in our independent brokerage and advisory services segment, partially offset by a $324 decrease in  producers’ compensation in our Ladenburg segment, which was directly correlated to a reduction in revenue production by such persons.

The $603 (47%) decrease in non-cash compensation expense for the three months ended September 30, 2011 as compared to the 2010 period was primarily attributable to a number of large stock option grants made in 2006 and 2007 that fully vested by June 30, 2011, partially offset by expense from option grants issued after September 30, 2010.

The $229 (15%) increase in brokerage, communication and clearance fees expense for the three months ended September 30, 2011 as compared to the 2010 period was primarily attributable to increases in clearance fees in our independent brokerage and advisory services segment.  The increase in clearance fees is primarily due to rebalancing of advisory accounts in the third quarter 2011, which occurred in the second quarter of 2010.

The $1,046 (58%) decrease in professional services expense for the three months ended September 30, 2011 was primarily due to a decrease of $724, $108 and $134 in legal expense in our independent brokerage and advisory services segment, Ladenburg segment and corporate segment, respectively.

The $179 (28%) increase in interest expense for the three months ended September 30, 2011 as compared to the 2010 period was a result of increased average loan balances outstanding and increased average interest rates.  An approximately $30,662 average debt balance was outstanding for the third quarter of 2011, as compared to an average debt balance outstanding of approximately $25,389 for the 2010 period.  The average interest rate was 10.8% for the third quarter of 2011 as compared to 10.3% for the 2010 period.  Due to the added indebtedness from the Securities America acquisition, we expect interest expense to increase substantially.

The $134 (13%) decrease in depreciation and amortization expense for the three months ended September 30, 2011 as compared to the 2010 period was primarily due to the decrease in Ladenburg’s intangible assets of $155, partially offset by the addition of Premier expense of $31.

The $243 (8%) increase in other expense for the three months ended September 30, 2011 as compared to the 2010 period is primarily attributable to increases in our independent brokerage and advisory services segment of $216 for miscellaneous expense, increases at Ladenburg of $87, primarily related to travel expense and $65 from the addition of Premier, offset by a decrease at the corporate segment of $124.

We incurred income tax expense of $284 for the three months ended September 30, 2011 as compared to $227 for the 2010 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2011 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our deferred income tax liabilities increased by approximately $228 during the third quarter of 2011 due to goodwill amortization for tax purposes. The tax rate for the 2011 period represents the actual effective tax rate for such period, which the Company believes represents the best estimate of the annual effective tax rate. The rate reflects a $228 deferred tax provision related to goodwill which is amortized for tax purposes. The balance of the tax provision principally represents alternative minimum taxes for federal and state purposes. The income tax rate for the 2011 and 2010 periods did not bear a customary relationship to the effective tax rate, primarily as a result of the increase in the valuation allowance in such periods.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Our net loss for the nine months ended September 30, 2011 was $2,461 as compared to a net loss of $9,837 for the nine months ended September 30, 2010. The decrease in net loss of $7,376 was attributable to an increase in advisory fees revenue, commission revenue and investment banking revenue, partially offset by an increase in commission and fees expense and compensation and benefits expense.

Our total revenues for the nine months ended September 30, 2011 increased $26,413 (19%) from the 2010 period, primarily as a result of increased advisory fees of $11,336, increased commissions of $5,629, increased investment banking revenue of $9,089 and increased other income of $1,227, partially offset by decreased principal transactions of $880.

Our total expenses for the nine months ended September 30, 2011, which include $700 in expenses related to the Securities America acquisition, increased by $18,740 (13%) from the 2010 period, primarily as a result of an increase in commissions and fees expense of $15,766 and an increase in compensation and benefits expense of $5,500, partially offset by a decrease in non-cash compensation expense of $1,884 and a decrease in professional services expense of $1,208.  We expect significant increases in acquisition and related fees expense in future periods due to the addition of Securities America.

The $5,629 (7%) increase in commissions revenue for the nine months ended September 30, 2011 as compared to the 2010 period was primarily attributable to improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment.

The $11,336 (31%) increase in advisory fee revenue for the nine months ended September 30, 2011 as compared to the 2010 period was due to higher average assets under management at LTAM, Triad and Investacorp resulting from the addition of new accounts and appreciation in total assets due to improved market conditions, and improved margins.  Total average assets under management, related to advisory fee revenue, increased 27% at September 30, 2011 as compared to September 30, 2010.

The $9,089 (57%) increase in investment banking revenue for the nine months ended September 30, 2011 as compared to the 2010 period was primarily due to an increase in capital raising fees of $9,806, resulting from an increase in yield-based equities offerings and PIPE offerings, partially offset by a decrease in strategic advisory services of $717.  Our investment banking revenue for the nine months ended September 30, 2011 was derived from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $20,152 for the 2011 period, as compared to $11,556 for the 2010 period. Private placement revenue was $3,595 for the 2011 period, including $1,322 in warrants received as investment banking fees, as compared to $2,384 for the 2010 period, including $522 in warrants received as investment banking fees.  Strategic advisory services revenue was $1,425 for the 2011 period, as compared to $2,142 for the 2010 period.

The $880 (126%) decrease in principal transactions for the nine months ended September 30, 2011 as compared to the 2010 period is primarily attributable to losses in the fair value of securities received as underwriting consideration.

The $1,227 (14%) increase in other income for the nine months ended September 30, 2011 as compared to the 2010 period was primarily attributable to an increase in income in our independent brokerage and advisory services segment, which had a $623 increase in direct investment marketing allowances received from product sponsor programs, miscellaneous trading services of $202 and errors and omissions income of $502.

The $15,766 (18%) increase in commissions and fees expense for the nine months ended September 30, 2011 as compared to the 2010 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment.  These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product.  Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $5,500 (17%) increase in compensation and benefits expense for the nine months ended September 30, 2011 as compared to the 2010 period was primarily due to a $4,488 increase in Ladenburg’s and corporate’s bonus and salary expense of which $3,391 was directly related to the increase in investment banking revenue,  a $1,139 increase from the addition of Premier, a $464 increase in bonus and salary expense in our independent brokerage and advisory services segment, partially offset by a $602 decrease in producers’ compensation in our Ladenburg segment, which was directly correlated to revenue production by such persons.

The $1,884 (40%) decrease in non-cash compensation expense for the nine months ended September 30, 2011 as compared to the 2010 period was primarily attributable to a number of large stock option grants made in 2006 and 2007 that fully vested in the latter part of 2010.  The resulting decrease in expense related to these grants was $1,930.

The $1,208 (31%) decrease in professional services expense for the nine months ended September 30, 2011 as compared to the 2010 period was primarily due to a decrease of $1,258 in legal and consulting expense,.

The $380 (12%) decrease in depreciation and amortization expense for the nine months ended September 30, 2011 as compared to the 2010 period was primarily due to the decrease in intangible assets related to Ladenburg of $465, partially offset by the addition of Premier expense of $94.

We incurred income tax expense of $951 for the nine months ended September 30, 2011 as compared to $654 for the 2010 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2011 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. Our deferred income tax liabilities increased by approximately $636 during 2011 due to goodwill amortization for tax purposes. The tax rate for the 2011 period represents the actual effective tax rate for such period, which the Company believes represents the best estimate of the annual effective tax rate. The rate reflects a $636 deferred tax provision related to goodwill which is amortized for tax purposes. The balance of the tax provision principally represents alternative minimum taxes for federal and state purposes. The income tax rate for the 2011 and 2010 period did not bear a customary relationship to the effective tax rate, primarily as a result of the increase in the valuation allowance in such periods.

Liquidity and Capital Resources

Approximately 31% and 29% of our total assets at September 30, 2011 and December 31, 2010, respectively, consisted of cash and cash equivalents, securities owned and receivables from our clearing broker and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rules. Therefore, they are subject to certain restrictions on their respective uses of capital and their related liquidity. At September 30, 2011, Ladenburg’s regulatory net capital, as defined, of $9,115 exceeded minimum capital requirements of $250, by $8,865. At September 30, 2011, Investacorp’s regulatory net capital, as defined, of $1,809, exceeded minimum capital requirements of $278, by $1,531. At September 30, 2011, Triad’s regulatory net capital, as defined, of $3,466 exceeded minimum net capital requirements of $322 by $3,144. Failure to maintain the required net capital may subject Ladenburg, Investacorp and Triad to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.  Under Nevada law, Premier must maintain stockholder’s equity of at least $1,000.  At September 30, 2011, Premier had stockholder’s equity of $1,790.

Our primary sources of liquidity include cash flows from operations and borrowings under our revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. In connection with the Securities America acquisition, on August 16, 2011, we entered into a second amendment to the revolving credit agreement, pursuant to which available borrowings under such facility have been increased by $10 million to an aggregate of $40 million. Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At September 30, 2011, $21,950 was outstanding under the revolving credit agreement. During 2011, we increased our borrowings under the revolving credit agreement by a net amount of $5,000. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash provided by operating activities for the nine months ended September 30, 2011 was $1,153, which primarily consisted of our net loss of $2,461 adjusted for non-cash expenses and decreases in securities owned, receivables from other broker-dealers, other receivables, net and a decrease in accrued compensation, partially offset by increases in receivables from our clearing broker and other assets and decreases in commission and fees payable and accrued liabilities.  For the nine months ended September 30, 2010, cash used in operating activities was $4,520, which primarily consisted of our net loss of $9,837 adjusted for non-cash expenses and increases in securities owned,  receivables from our clearing broker, other broker-dealers, other receivables, net and other assets, partially offset by increases in commissions and fees payable and accrued liabilities.

Investing activities used $138 for the nine months ended September 30, 2011, primarily due to the purchase of furniture, equipment and leasehold improvements, partially offset by a decrease in restricted assets related to returned escrowed deposits from arrangements with Investacorp’s former clearing brokers. For the nine months ended September 30, 2010, investing activities used $315, primarily due to the acquisition of Premier, the purchase of furniture, equipment and leasehold improvements, partially offset by a decrease in restricted assets related to returned escrowed deposits from arrangements with Investacorp’s former clearing brokers.

Financing activities provided $2,685 for the nine months ended September 30, 2011, primarily from $5,000 borrowed under our revolving credit facility and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.  For the nine months ended September 30, 2010, financing activities provided $5,006, primarily due to the private equity offering and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments under our revolving credit facility, repayments of notes payable and common stock repurchases.

At September 30, 2011, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $22,908 through 2016, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $17,672 through such date.

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note was fully repaid in August 2011.

In connection with the Premier acquisition, we issued a $1,161 promissory note to a subsidiary of Premier’s former shareholder.  The note bears interest at 6.5% per annum, payable quarterly, and matures in September 2015.  The outstanding balance of this note at September 30, 2011 was $958.

On November 4, 2011 we completed the acquisition of Securities America and incurred significant indebtedness to finance the purchase.  See “Recent Developments” above.

We intend to finance future acquisitions, if any, through a combination of our available cash resources, borrowings and, in appropriate circumstances, additional issuances of equity and/or debt securities. Any future acquisitions could have a significant effect on our financial position and could materially reduce our liquidity.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2011, 1,943,500 shares had been repurchased for $2,975 under the program, including 344,344 and 930,306 shares repurchased in the three and nine months ended September 30, 2011, respectively.  In October 2011, our board approved an amendment to the repurchase program described above to purchase up to an additional 5,000,000 shares.

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

We maintain inventories of trading securities. At September 30, 2011, the fair market value of our inventories was $1,584 in long positions and $10 in short positions.  We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2011 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q.

Item 1A.  RISK FACTORS

The following risk factor updates the Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2010.  Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2010.

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

If any of these systems do not operate properly or are disabled for any reason, including cyber attacks, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention and reputational damage. Any failure or interruption of our systems, the systems of our clearing broker, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. Also, our clearing broker provides our principal disaster recovery system. We cannot assure you that we or our clearing broker will not suffer any systems failures or interruptions, including those caused by earthquake, fire or other natural disasters, power or telecommunications failures, acts of God, acts of war, cyber attacks, terrorism, or otherwise, or that our or our clearing broker’s back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

Our increased financial leverage incurred following the Securities America acquisition may impair our ability to obtain financing and limit cash flow available for operations.

In November 2011, in connection with the Securities America acquisition, we incurred significant amounts of additional indebtedness. Our indebtedness:
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

Our ability to satisfy our obligations and to reduce our total debt which was approximately $206 million, as of November 7, 2011, depends on our future operating performance and prospects. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. As a result, we may not be able to generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations which would have a material adverse effect on our business, profitability and results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the third quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2011	—	—	—	900,844
August 1 to August 31, 2011	200,433	$1.52	200,433	700,411
September 1 to September 30, 2011	143,911	1.53	143,911	556,500
Total	344,344	$1.52	344,344

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. Since inception through September 30, 2011, 1,943,500 shares have been repurchased under the program. In October 2011, our board approved an amendment to the repurchase program described above to purchase up to an additional 5,000,000 shares.

Item 6. EXHIBITS

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated August 16, 2011, by and between Ladenburg Thalmann Financial Services Inc. and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 2.1 to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011 ("August 8-K")).

10.1
Amendment No. 2 to Credit Agreement, dated August 16, 2011, by and between Ladenburg Thalmann Financial Services Inc. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 10.1 to the August 8-K).

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
99.1
Financing Commitment Letter, dated August 16, 2011, by and between Ladenburg Thalmann Financial Services Inc. and Frost Nevada Investments Trust (incorporated by reference to Exhibit 99.1 to the August 8-K).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL
SERVICES INC.

(Registrant)

Date: November 8, 2011	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)