Form 10-K
period 2011-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2012-03-15
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE Amex on that date) held by non-affiliates of the registrant was approximately $183,057,940.

As of March 1, 2012, there were 184,085,526 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

i

PART I

ITEM 1. BUSINESS.

General

We are engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Investacorp, Inc. (collectively with related companies, “Investacorp”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier Trust”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

Through our acquisitions of Securities America in November 2011, Triad in August 2008 and Investacorp in October 2007, we have established a leadership position in the independent broker-dealer industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 2,700 financial advisors located in 50 states, we have become one of the approximately 10 largest independent broker-dealer networks. We believe that we have the opportunity through acquisitions, recruiting and internal growth to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses. Ladenburg’s businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in good market conditions. Our goal has been to build sufficient scale in our independent brokerage business, with the accompanying more steady cash flows it can produce, so regardless of capital market conditions, we as a firm can generate significant operating cash to create value for our shareholders.

The appealing growth profile of the independent brokerage and advisory business has been a key factor in setting our strategic path. The independent brokerage channel has expanded significantly over the past decade, driven in large part by demographic trends, including the graying of America, the retirement of the baby boomer generation and the rollover of retirement assets from corporate 401(K) and other pension plans to individual IRA accounts. The increasing responsibility of individuals to plan for their own retirement has created demand for the financial advice provided by financial advisors in the independent channel, who are not tied to a particular firm’s proprietary products. These developments have been occurring against a backdrop of the steady migration of client assets and advisors from the wirehouse, insurance and bank channels to the independent channel.

We operate each of our independent broker-dealers separately under their own management teams, which reflects our recognition that each firm has its own unique culture and strengths. We believe this is an important part of the glue that helps bind the advisors to the firm. At the same time, we have taken advantage of the scale we have created across the multiple firms by spreading costs in areas that are not directly visible to the advisors and their clients, such as technology, accounting and other back office functions. We expect the Securities America acquisition to provide opportunities that add value to our existing businesses. Over time, we expect to roll out Securities America’s industry best practice development and coaching tools to our other advisors, while at a firm-wide level we expect to benefit from adding its management expertise and systems to strengthen risk management and financial reporting. In turn, Securities America’s advisors will gain additional resources to enhance their practices, including access to Ladenburg’s proprietary research, investment banking and capital markets services and syndicate product, Premier Trust’s trust services and LTAM’s wealth management solutions.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

LTAM is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg clients as well as clients of our independent financial advisors.

Premier Trust, a Nevada trust company, provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. We acquired Premier Trust in September 2010 to differentiate ourselves from the competition and to provide our network of independent financial advisors with access to a broad array of trust services. This was an important strategic step in our efforts to increase the products and services we offer clients through our independent broker-dealer platform.

Each of Ladenburg, Securities America, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board (“MSRB”) and is a member of the Securities Investor Protection Corporation (“SIPC”). Securities America is also subject to regulation by the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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

Recent Developments

Securities America Acquisition

On November 4, 2011, we completed our acquisition of Securities America Financial Corporation, which is the holding company of Securities America, Inc. (“SAI”), Securities America Advisors, Inc. (“SAA”), and Brecek & Young Advisors, Inc. (“BYA”) (collectively, “Securities America”). SAI, a registered broker-dealer, conducts securities brokerage services and markets insurance products nationally through a network of independent contractor financial advisors. SAA and BYA are registered investment advisors which provide investment advisory services through a network of independent contractor financial advisors. Under the stock purchase agreement, we paid Ameriprise Financial, Inc., the seller, $150,000,000 in cash at closing and will also pay, if earned, a cash earn-out over two years, subject to a maximum of $70,000,000, calculated based on a percentage of the amount, if any, by which Securities America’s consolidated gross revenue and cash spread for the years ending December 31, 2012 and 2013 exceed certain levels.

November 2011 Loan

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700,000, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly, commencing on December 31, 2011, at 11% per year. Interest is payable in cash; however, (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any lender, satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the November 2011 loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of this loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date, as reported by the NYSE Amex.

The lenders included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and Richard J. Lampen, our President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and Richard J. Lampen were $135,000,000, $15,000,000 and $200,000 respectively. A special committee of our Board of Directors was formed to review and consider the terms of the November 2011 loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

NFS Forgivable Loans

Our principal clearing firm, National Financial Services LLC (“NFS”), a Fidelity Investments® company, provided us with a seven-year, $15,000,000 forgivable loan in November 2011. We used the forgivable loan proceeds to fund expenses related to the acquisition of Securities America. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143,000 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We expect to expense interest under this loan agreement until such time as such interest is forgiven.

In connection with the entering into the new forgivable loan, Securities America and our other broker-dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143,000 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established.

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

Business Segments

We have two operating segments: our independent brokerage and advisory services business, which includes Premier Trust’s trust services, and the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. Financial and other information by segment for the years ended December 31, 2011, 2010 and 2009 is set forth in Note 18 to our consolidated financial statements included in this report.

Independent Brokerage and Advisory Services

Overview

Securities America, Investacorp and Triad are independent broker-dealers and registered investment advisors, whose independent contractor financial advisors offer securities brokerage and advisory services to their clients, which may include packaged products such as mutual funds, variable annuities and advisor managed accounts. Revenues generated by our independent broker-dealer segment represented approximately 84%, 78% and 74% of our total revenues for 2011, 2010 and 2009, respectively. We expect continued growth of our independent brokerage and advisory services segment as a percentage of total revenue.

We believe that the financial services industry is experiencing an increase in the number of financial advisors at independent broker-dealers and registered investment advisors as financial advisors are leaving large national firms. These new independent financial advisors require client and back office support services and access to technology and typically become affiliated with an independent broker-dealer. We expect this trend to continue and possibly accelerate in the future. Also, financial advisors at banks and credit unions often affiliate with independent broker-dealers. Securities America’s Financial Institutions Division delivers a diverse selection of investment and insurance products, detailed, hands-on professional development, and a fully integrated technology platform customized to meet the unique reporting needs of financial advisors at banks and credit unions.

A financial advisor who becomes affiliated with one of our independent broker-dealers generally establishes his or her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies). The size of each branch office is typically between one and 15 advisors, but may be substantially larger. All of a branch’s revenues from securities brokerage transactions and from advisory services conducted through our broker-dealers accrue to our broker-dealers. Because an independent financial advisor bears the responsibility for their operating expenses, the financial advisor receives a significant percentage of the commissions or advisory fees he or she generates, typically at least 80%. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of sales force costs, including providing employee benefits, office space, sales assistants, telephone service and supplies. The independent brokerage model permits our independent broker-dealer subsidiaries to expand their revenue base and retail distribution network of investment products and services without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Independent financial advisors must possess a sufficient level of business experience to enable the individual to independently operate his or her own office. Insurance agents, financial planners, accountants and other financial professionals, who already provide financial services to their clients, often affiliate with independent broker-dealers. These professionals then offer financial products and services to their clients through an independent broker-dealer and earn commissions and fees for these transactions and services. These financial advisors have the ability to structure their own practices and to focus in different areas of the investment business, subject to supervisory procedures as well as compliance with all applicable regulatory requirements.

Many independent financial advisors provide financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions may be effected through a broker-dealer, for which such broker-dealer earns either a commission or a fee. Representatives may be permitted to conduct other approved businesses unrelated to their brokerage or advisory activities, such as offering fixed insurance products and accounting, estate planning and tax services, among others.

Each financial advisor is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities or advisory business in which he or she engages, and to register in the various states in which he or she has customers. Each of our independent broker-dealers is responsible for supervising all of its financial advisors wherever they are located. We can incur substantial liability from improper actions of any of Securities America’s, Investacorp’s or Triad’s financial advisors.

Many of our independent financial advisors are also authorized agents of insurance companies. Our independent broker-dealers process insurance business through subsidiaries or sister companies which are licensed insurance brokers, as well as through other licensed insurance brokers. We do not act as an insurance company and therefore retain no insurance risk related to insurance and annuity products.

Our independent financial advisors also may provide consultation and financial planning services including: estate planning, retirement and financial goal planning, educational funding, asset allocation and insurance needs analysis, as well as general analysis and planning. These financial advisors may prepare a written financial plan based upon the client’s stated goals, needs and investment profile.

Strategy for our Independent Brokerage and Advisory Services Business

Our independent broker-dealers are focused on increasing their networks of financial advisors, revenues and client assets as described below.

•	Provide technological solutions to independent financial advisors and home-office employees. We believe that it is imperative that our independent broker dealers continue to possess state-of-the-art technology so that their employees and independent financial advisors can effectively transact, facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing our commitment to provide a highly capable technology platform to process business, we believe that our independent broker dealers can achieve economies of scale and potentially reduce the need to hire additional personnel.
•	Assist financial advisors to expand their business. Our independent broker-dealers are aligned with their financial advisors in seeking to increase their revenues and improve efficiency. Each of our broker-dealers undertakes initiatives to assist their financial advisors with client recruitment, education, compliance and product support. Our practice management programs speed our advisors’ efforts to grow their businesses by providing customized coaching and consulting services, study groups and conferences, educational workshops, publications and web resources and other productivity tools. Our independent broker-dealers also focus on improving back-office support to allow financial advisors more time to focus on serving their clients, rather than attending to administrative matters.
•	Build recurring revenue. We have recognized the trend toward increased investment advisory business and are focused on providing fee-based investment advisory services, which may be better suited for certain clients. While these fees generate substantially lower first year revenue than most commission products, the recurring nature of these fees provides a platform for future revenue growth.
•	Recruit experienced financial professionals. Each of our independent broker dealers actively recruits experienced financial professionals. These efforts are supported by advertising, targeted direct mail and inbound and outbound telemarketing.

•	Acquire other independent brokerage firms. We may also pursue the acquisition of other independent brokerage firms. The ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms. There can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than anticipated.

Brokerage Business

Each of our independent broker-dealers provides full support services to its financial advisors, including: access to stock and options execution; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

While an increasing number of clients are electing asset-based advisory fee platforms rather than the traditional commission schedule, our independent broker-dealers primarily derive their revenue from commissions charged on variable annuity, mutual fund, equity and fixed income transactions.

Asset Management Business

Our independent broker-dealers offer various accounts, some of which are managed by our financial advisors, and others that are managed by third parties. The advisor managed accounts offer various account structures, including fee-based and “wrap fee” accounts. For financial advisors who prefer not to act as portfolio managers, third party management options are available. These options employ managers who select diversified, fee-based asset management investment portfolios based on a client’s needs and risk profile. The types of portfolios may include separately managed portfolios, multi-managed accounts, and mutual fund model portfolios. These portfolios may also include portfolio analytics, performance reporting and position-specific reporting.

Premier Trust

Founded in 2001, Premier Trust is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with more than $565 million in assets under administration at December 31, 2011. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. Working in combination with a client’s legal and other professional advisors, Premier Trust’s trust officer professionals assist with every aspect of planning, including income and estate taxes, retirement, succession of the family business, transferring assets to future generations and asset protection.

Ladenburg

Ladenburg is a full-service investment bank that provides investment banking, sales and trading and equity research to its corporate and institutional clients and high net-worth individuals.

Investment Banking Activities

Ladenburg’s investment banking professionals provide corporate finance and strategic and financial advisory services to public and private companies, primarily those companies with market capitalizations below $500 million, which we refer to as middle-market companies. Ladenburg provides these middle-market companies with capital raising and strategic advisory services throughout their growth cycles. Ladenburg offers its clients a high level of attention from senior personnel and has designed its organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients. Ladenburg’s 16 investment banking professionals serve clients nationwide and worldwide from its offices in New York, New York and Miami, Florida.

Corporate Finance

Ladenburg’s capital markets group provides capital origination services primarily to middle-market companies. Ladenburg’s investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg’s ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the initial public offering market may not be consistently favorable, we expect that Ladenburg will participate in follow-on offerings, registered direct offerings, PIPEs and other private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the registered direct and PIPEs areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2011, we participated in 59 underwritten offerings that raised an aggregate of approximately $9.5 billion. In 2011, Ladenburg placed 14 registered direct and PIPE offerings, that raised an aggregate of approximately $140 million for clients in the healthcare, biotechnology, energy and other industries.

Ladenburg seeks to capitalize on its distribution network by focusing on yield-oriented equities which have been attractive to institutional and retail investors. The yield-based equity business has developed in recent years in response to the low interest rate environment. Our analysts and bankers focus on three specific verticals: agency, mortgage and property real estate investment trusts (REITs), business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg has become a leader in syndicating these products to institutional investors as well as other retail and independent firms. Since 2010, Ladenburg has participated as a manager in 54 offerings of these products, which raised over $6.5 billion. Similarly, Ladenburg also has dedicated investment bankers focused on the healthcare and biotechnology sectors.

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

Sales and Trading

Ladenburg’s private client services and institutional sales departments charge commissions to their individual and institutional clients for executing securities trading orders.

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

We believe that our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other investment banks that do not have our middle-market emphasis. In recent years, many investment banks have reduced equity research coverage and market making activities for companies with market capitalizations below certain thresholds. However, we continue to commit research and sales and trading resources to smaller-capitalization companies with the belief that institutional investors will value such specialized knowledge and service.

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

Research Services

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department provides research coverage on more than 165 companies and closed-end funds, specializing in small- to mid-cap companies in the power and electric utilities, energy exploration and production, sustainable infrastructure, biotechnology, personalized medicine, medical devices, specialty pharmaceutical, healthcare and internet and software services industries; MLPs, BDCs and mortgage and property REITs; and other companies on a special situations basis. Ladenburg’s research coverage may expand to additional sectors in the future. Research is provided on a fee basis to certain institutional accounts.

Our research department:

•	reviews and analyzes general market conditions and other industry groups;
•	issues written reports on companies;
•	furnishes information to retail and institutional customers; and
•	responds to inquires from customers and account executives.

Asset Management

Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor offering various asset management products utilized by Ladenburg clients, as well as clients of Securities America’s, Investacorp’s and Triad’s financial advisors. LTAM serves as our internal wealth management group and plays an important role in supporting the growth of the advisory businesses at our independent firms.

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

Ladenburg Thalmann Alternative Strategies Fund

LTAM has created a closed-end interval fund, the Ladenburg Thalmann Alternative Strategies Fund, that includes alternative investment products and allows clients to access these investments with low minimums and without being required to be accredited investors. LTAM’s mutual fund is comprised of a portfolio of alternative investments in more than ten asset classes, including, among others, REITs, MLPs, managed futures and equipment leasing.

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

Third-Party Advisory Services

Together with its affiliates, LTAM may also provide advisory services, ranging from proprietary investment solutions to access to professional money managers for the clients of Ladenburg’s, Triad’s, Investacorp’s and Securities America’s registered investment advisors.

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

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our broker-dealer subsidiaries do not hold funds or securities for their customers. Instead, each of Ladenburg, Triad and Investacorp use the services of NFS, a Fidelity Investments® company, as its clearing agent on a fully disclosed basis. Securities America uses the services of NFS and Pershing LLC, a subsidiary of the Bank of New York Mellon Corporation, as its clearing agents on a fully disclosed basis. The clearing agents process all securities transactions and maintain customer accounts on a fee basis. SIPC coverage protects client accounts up to $500,000 per customer, including up to $100,000 for cash. Each of NFS and Pershing also maintains excess securities bonds, “Excess SIPC”, providing additional protection. Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for the brokerage activities of our broker-dealer subsidiaries. The clearing agent also lends funds to customers of our broker-dealer subsidiaries through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify each clearing agent for losses it may incur on these credit arrangements.

Seasonality and Cyclical Factors

Seasonality generally does not impact our results. Our revenues may be adversely affected by cyclical factors, such as financial market downturns, low interest rates, as well as problems or recessions in the United States or global economies. These downturns may cause investor concern, which results in fewer investment banking transactions, lower asset values and less investing by institutional and retail investors, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

Competition

We encounter intense competition in all aspects of our business and compete directly with many other providers of financial services for clients as well as financial advisors. We compete directly with many national and regional full service financial services firms, other independent broker-dealers, investment advisors, discount brokers, broker-dealer subsidiaries of major commercial bank holding companies, insurance companies and other companies offering financial services in the U.S., globally, and through the Internet. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Also, many firms offer discount brokerage services and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as financial planning, investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business.

A growing number of brokerage firms offer online trading which has further intensified the competition for retail brokerage customers. Our broker-dealer subsidiaries currently do not offer any online trading services to their customers, although they offer on-line account access so their customers can review their account balances and activity. Competition also is increasing from other financial institutions, notably banking institutions, insurance companies and other organizations, which offer customers some of the same services and products presently provided by securities firms. We seek to compete through the quality of our financial advisors and investment bankers, our level of service, the products and services we offer and our expertise in certain areas.

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

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Each of Securities America, Ladenburg, Investacorp and Triad is a registered broker-dealer with the SEC. Each of Securities America, Ladenburg, Investacorp and Triad is licensed to conduct activities as a broker-dealer in all 50 states. Ladenburg is a member firm of the NYSE.

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

As registered investment advisors under the Investment Advisers Act of 1940, as amended, our investment advisory subsidiaries are subject to the regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things:

•	limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients;
•	record-keeping and reporting requirements;
•	disclosure requirements;
•	limitations on principal transactions between an advisor or its affiliates and advisory clients; and
•	general anti-fraud prohibitions.

Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or financial advisors. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Net Capital Requirements

Our registered broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which we refer to as the Net Capital Rule. The Net Capital Rule requires that broker-dealers maintain minimum net capital and is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer, subject to certain adjustments, and may be calculated in one of two ways. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Also, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital.

Each of Ladenburg and Securities America has elected to compute its net capital under the alternative method allowed by the Net Capital Rule. At December 31, 2011, Ladenburg had net capital of $5,573,000, which exceeded its minimum capital requirement of $250,000, by $5,323,000 and Securities America had net capital of $8,262,900, which was $8,012,900 in excess of its required net capital of $250,000.

Investacorp and Triad have elected to compute net capital using the Net Capital Rule’s traditional method, which requires a ratio of aggregate indebtedness to net capital that shall not exceed 15 to 1. At December 31, 2011, Investacorp had net capital of $1,781,000, which was $1,515,000 in excess of its required net capital of $266,000, and had a net capital ratio of 2.24 to 1. At December 31, 2011, Triad had net capital of $2,677,000, which was $2,184,000 in excess of its required net capital of $493,000 and had a net capital ratio of 2.77 to 1.

Ladenburg, Securities America, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of such rule as they clear their customer transactions through a correspondent broker on a fully disclosed basis.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholder’s equity of at least $1 million, including at least $250,000 in cash. At December 31, 2011, Premier Trust had stockholder’s equity of approximately $1.8 million, including at least $250,000 in cash.

Failure to maintain the required net capital may subject a firm to fines, suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. During the fourth quarter of 2009, one of our broker-dealer subsidiaries had a short-term net-capital deficiency and could face disciplinary action including a fine, a suspension of its operations and/or rescission of revenues relating to the period of non-compliance. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which could limit our ability to pay dividends and repay debt. In the past, Ladenburg has entered into, and from time to time in the future may enter into, temporary subordinated loan arrangements to borrow funds on a short-term basis from our shareholders or clearing brokers to supplement the capital of our broker-dealers to facilitate underwriting transactions.

Financial Information about Geographic Areas

We are domiciled in the United States and substantially all of our revenue is attributed to activities in the United States. All of our long-lived assets are located in the United States.

Personnel

At December 31, 2011, we had 618 full-time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our financial results have been adversely affected by the turmoil in the financial markets and the economy in general. As a financial services firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could materially adversely affect our business in many ways, including the following:

•	a market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads;
•	low interest rates adversely impact interest sharing revenues received from our clearing firms;
•	unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions;
•	adverse changes in the market could lead to a reduction in revenues from asset management fees. Even in the absence of a market downturn, below-market investment performance by portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors;
•	increases in credit spreads, as well as limitations on the availability of credit, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations;
•	adverse changes in the market could lead to losses from principal transactions. To the extent that we own assets, i.e., have long positions, a downturn in the market could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions, an upturn in the market could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market; and
•	new or increased taxes on compensation payments such as bonuses or securities transactions may adversely affect our financial results.

We have incurred, and may continue to incur, significant operating losses.

We incurred significant losses from operations for each of the years in the four-year period ended December 31, 2011 and during each of the years in the four-year period ended December 31, 2005. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2012, if we are unable to attain and sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

Our financial leverage, which increased following the Securities America acquisition, limits cash flow available for operations and may impair our ability to obtain financing.

In November 2011, in connection with the Securities America acquisition, we incurred significant additional indebtedness. Our indebtedness:

•	requires us to dedicate a substantial portion of cash flows from operations to the payment of debt service, resulting in less cash available for operations and other purposes;
•	limits our ability to obtain additional financing for working capital, regulatory capital requirements, acquisitions or general corporate purposes; and
•	increases our vulnerability to downturns in our business or in general economic conditions.

Our ability to satisfy our obligations and to reduce our total debt which, as of December 31, 2011, was approximately $206 million, depends on our future operating performance and prospects. Also, there can be no assurance that we will satisfy the requirements for forgiveness of our forgivable loans. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. As a result, we may not be able to generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations which would have a material adverse effect on our business, profitability and results of operations.

Our business depends on commissions and fees generated from the distribution of financial products, and adverse changes in the structure or amount of fees paid by the sponsors of these products could materially adversely affect our cash flows, revenues and results of operations.

An important portion of our revenues is generated from commissions and fees related to the distribution of financial products such as mutual funds and variable annuities by our independent financial advisors, and to a lesser extent, Ladenburg’s financial advisors. Changes in the structure or amount of the fees paid by the sponsors of these products could materially adversely affect our cash flows, revenues and results of operation.

Also, regulatory agencies and other industry participants have suggested that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. Any reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our results of operations.

We face significant competition for financial advisors and professional employees.

From time to time, financial advisors and individuals we employ may choose to leave our company to pursue other opportunities. We have experienced losses of financial advisors and trading and investment banking professionals in the past, and the level of competition for key personnel remains intense. We cannot assure you that the loss of financial advisors and key personnel will not occur again in the future. We expend significant resources in recruiting, training and retaining our financial advisors. The loss of a financial advisor or a trading or investment banking professional, particularly a senior professional with a broad range of contacts in an industry, or the failure to recruit productive financial advisors could materially and adversely affect our results of operations.

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

Our operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including: fluctuations in capital markets, which may affect trading activity in commission-based accounts and asset values in fee-based accounts, the level of underwriting and advisory transactions completed by Ladenburg and attrition of financial advisors. Accordingly, our results of operations may fluctuate significantly due to an increased or decreased number of transactions in any particular quarter or year.

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

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. Also, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, cyber attacks, terrorism, or otherwise, or that our or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The inability of our or our clearing brokers’ systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations.

Ladenburg has subleased office space at 590 Madison Avenue, New York, New York to three unrelated subtenants, some of whom are engaged in the financial services industry. The subleases provide for sublease payments to Ladenburg of approximately $16 million through June 2015. Should any of the sub-tenants not pay their sublease payments to Ladenburg or otherwise default under a sublease for an extended period of time, it may have a material adverse effect on our results of operations. For additional information regarding these subleases, see Note 13 to our consolidated financial statements included in this report.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will effectively and accurately record and verify this information. Also, because our independent financial advisors work in small, decentralized offices, additional risk management challenges may exist.

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

We rely on two clearing brokers and the termination of our clearing agreements could disrupt our business.

Each of Ladenburg, Triad and Investacorp uses one clearing broker to process securities transactions and maintain customer accounts on a fee basis. Securities America uses this same clearing broker and an additional clearing broker to process securities transactions and maintain customer accounts on a fee basis. Each clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. Each of our broker-dealer subsidiaries depend on the operational capacity and ability of its clearing broker for the orderly processing of transactions. By engaging the processing services of a clearing firm, each of our broker-dealer subsidiaries is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If these clearing agreements were terminated for any reason, we would be forced to find alternative clearing arrangements. We cannot assure you that we would be able to find alternative clearing arrangements on acceptable terms to us or at all. Also, the loss of a clearing firm could hamper the ability of our independent broker-dealers to recruit and retain their respective independent financial advisors.

Our clearing brokers extend credit to our clients and we are liable if the clients do not pay.

Each of our broker-dealer subsidiaries permits its clients to purchase securities on a margin basis or sell securities short, which means that the clearing firm extends credit to the client secured by cash and securities in the client’s account. During periods of volatile markets, the value of the collateral held by the clearing broker could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. Each of our broker-dealer subsidiaries has agreed to indemnify its clearing brokers for losses they may incur while extending credit to its clients.

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

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low retail and institutional brokerage volume and reduced investment banking activity, profitability is impaired because certain expenses remain relatively fixed. We are much smaller and have much less capital than many competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.

Legal liability may harm our business.

Many aspects of our business subject us to substantial risks of liability to customers and to regulatory enforcement proceedings by state and federal regulators. We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. In the normal course of business, our operating subsidiaries have been, and continue to be, the subject of numerous civil actions, regulatory proceedings and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer or as a result of other business activities. Dissatisfied clients often make claims against securities firms and their brokers and investment advisers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to conduct adequate due diligence on products offered, failure to address issues arising from product due diligence, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Also, an underwriter, such as Ladenburg, is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions about underwriters’ liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. Therefore, Ladenburg’s activities may subject it to the risk of significant legal liabilities to its clients and aggrieved third parties, including stockholders of its clients who could bring securities class actions against Ladenburg. As a result, Ladenburg may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Ladenburg’s underwriting activities often involve offerings of the securities of smaller companies, which may involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter of a smaller company’s securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

While we do not expect the outcome of any pending claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings, which may generate losses that significantly exceed our reserves, will not materially and adversely affect us. Also, legal or regulatory actions could cause significant reputational harm, which could in turn seriously harm our business prospects.

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

Each of Securities America, Ladenburg, Investacorp and Triad is a registered broker-dealer with the SEC and FINRA. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

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

From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common law” factors, rather than any definition found in the Internal Revenue Code or Internal Revenue Service (“IRS”) regulations. Each of Securities America, Investacorp and Triad classifies its financial advisors as independent contractors for all purposes, including employment tax and employee benefit purposes. We cannot assure you that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of Securities America’s, Investacorp’s and Triad’s financial advisors. The costs associated with potential changes, if any, to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition.

Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators.

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. Also, Securities America is subject to the net capital requirements of CFTC Regulation 1.17. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2011, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier Trust exceeded its minimum stockholder’s equity requirement. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital. The Net Capital Rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the Net Capital Rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC or the CFTC, as applicable, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. During the fourth quarter of 2009, one of our broker-dealer subsidiaries had a short-term net-capital deficiency and could face disciplinary action including a fine, a suspension of its operations and/or rescission of revenues relating to the period of non-compliance.

A change in the tax treatment of insurance and other financial products or a determination that certain products are not insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce our revenue.

The market for many insurance and other financial products sold by our independent financial advisors depends on the favorable tax treatment, including the tax-free build up of cash values and the tax-free nature of death benefits that these products receive relative to other investment alternatives. A change in the tax treatment of insurance products or a determination by the IRS that certain of these products are not insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. Also, the IRS periodically releases guidance on the tax treatment of products. If the provisions of the tax code were changed or new federal tax regulations and IRS rulings and releases were issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the insurance contracts could decrease, which may reduce our revenue and negatively affect our business.

Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations

We may be unable to successfully integrate acquired businesses, including Securities America, into our existing business and operations, which may adversely affect our cash flows, liquidity and results of operations.

We have completed numerous acquisitions since 2006, including most recently, our acquisition of Securities America, which is our largest acquisition to date. We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash incurrence of a material amount of debt or the issuance of significant amounts of our equity securities, which may increase our leverage and/or be dilutive to our existing shareholders. We may experience difficulty integrating the operations of these entities or any other entities acquired in the future into our existing business and operations. Furthermore, we may not be able retain all of the employees we acquire as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired businesses or write-off the value of some or all of the assets of the acquired business. If we are unable to successfully integrate acquired businesses into our existing business and operations in the future, it could have a material adverse effect on our liquidity, cash flows and results of operations.

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

We expect the growth of our business to come primarily from organic growth and through acquisitions. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business, cash flows and results of operations.

Risk Factors Relating to Owning Our Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our common stock at prices you find attractive.

The trading price of our common stock has ranged between $.61 and $2.94 per share for the 52 week period ended December 31, 2011. We expect that the market price of our common stock will continue to fluctuate significantly.

The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

•	variations in quarterly operating results;
•	general economic and business conditions, including conditions in the securities brokerage and investment banking markets;
•	our announcements of significant contracts, milestones or acquisitions;
•	our relationships with other companies;
•	our ability to obtain needed capital commitments;
•	additions or departures of key personnel;
•	the initiation or outcome of litigation or arbitration proceedings;
•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;
•	legislation or regulatory policies, practices or actions
•	changes in financial estimates by securities analysts; and
•	fluctuation in stock market price and volume.

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

At March 1, 2012, our executive officers, directors and companies with which these individuals are affiliated with beneficially owned approximately 43% of our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. Also, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval. Compliance with this regulation may impede our ability to receive dividends from our broker-dealer subsidiaries.

Possible additional issuances will cause dilution.

At December 31, 2011, we had outstanding 183,253,068 shares of common stock and options and warrants to purchase a total of 52,225,294 shares of common stock. We are authorized to issue up to 400,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they would own a smaller percentage of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137, where we lease approximately 15,800 square feet of office space. The lessor is Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder. Our lease expired in January 2012 and we are in discussions regarding renewal of such lease.

Ladenburg’s principal executive offices are located at 520 Madison Avenue, 9th Floor, New York, New York 10022, where it subleases approximately 15,400 square feet of office space under a lease that expires in September 2014. Ladenburg previously occupied office space at 590 Madison Avenue, New York, New York and has subleased all of this space to three unrelated parties on various terms providing for sublease payments to Ladenburg of approximately $16 million. The lease, under which Ladenburg is still obligated as the main lessor, expires in June 2015. See Item 1A. “Risk Factors — A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows and results of operations” above. Ladenburg also operates branch offices in leased office space. Such branch offices are located in Miami and Boca Raton, Florida, Princeton, New Jersey, Boston, Massachusetts, Melville, New York and New York, New York.

Our independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise. Information regarding the principal executive offices used in our independent brokerage and advisory segment is listed below. Securities America’s principal executive offices are located at 12325 Port Grace Boulevard, La Vista, NE 68128, where it leases approximately 80,000 square feet of office space under a lease that expires in January 2018. Investacorp’s principal executive offices are located at 4400 Biscayne Boulevard, 11th Floor, Miami, Florida 33137, where it leases from Frost Real Estate Holdings, LLC approximately 11,475 square feet of office space under a lease that expires in September 2015. Triad’s principal executive offices are located at 5185 Peachtree Parkway, Suite 280, Norcross, Georgia, 30092, where it leases approximately 11,300 square feet of office space under a lease that expires in June 2012. Premier Trust’s principal executive offices are located at 4465 S. Jones Boulevard, Las Vegas, NV 89103 where it leases approximately 12,400 square feet of office space under a lease that expires in February 2016.

We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

The information under the heading “Litigation and Regulatory Matters” contained in Note 13 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K is incorporated by reference in this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NYSE Amex under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2011		2010
Period	High	Low	High	Low
First Quarter	$1.30	$.96	$1.24	$.60
Second Quarter	1.47	1.08	1.74	.87
Third Quarter	1.92	1.05	1.36	.80
Fourth Quarter	2.94	1.35	1.37	1.00

Holders

At March 1, 2012, there were approximately 3,863 record holders of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2011		2010	2009	2008	2007
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$273,600	(a)	$194,526 (b)	$150,675	$120,970 (c)	$95,826	(d)
Total expenses	285,902		204,616	168,279	140,214	85,922
(Loss) income before income taxes	(12,302)		(10,090)	(17,604)	(19,244)	9,904	(d)
Net income (loss)	3,893		(10,951)	(18,673)	(20,263)	9,391	(d)
Per common and equivalent share:
Basic and diluted:
Income (loss) per common share	$0.02		$(0.06)	$(0.11)	$(0.12)	$0.06
Basic weighted average common shares	183,023,590		175,698,489	168,623,375	165,812,495	157,355,540
Diluted weighted average common shares	189,014,028		175,698,489	168,623,375	165,812,495	168,484,469
Balance Sheet Data:
Total assets	$347,145		$101,825	$94,637	$101,668	$114,132
Total liabilities	283,702		54,906	56,843	50,378	60,029
Shareholders’ equity	63,443		46,919	37,794	51,290	54,103
Other Data:
Book value per share	$0.34		$0.26	$0.22	$0.30	$0.33

(a)	Includes $57,090 of revenue from Securities America (acquired November 4, 2011).
(b)	Includes $970 of revenue from Premier Trust (acquired September 1, 2010).
(c)	Includes $21,190 of revenue from Triad (acquired August 13, 2008).
(d)	Includes $12,191 of revenue from Investacorp (acquired October 19, 2007).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except share and per share amounts)

Overview

We are engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services and trust services through our principal subsidiaries, Ladenburg, Securities America, Investacorp, Triad, LTAM and Premier Trust. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

We have two operating segments, consisting of the, independent brokerage and advisory services business conducted by Securities America, Investacorp and Triad, which includes the trust services provided by Premier Trust, and the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other financial services firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of material amounts of debt, which may increase our leverage, or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to complete any such potential acquisitions on acceptable terms or at all or, if we do, that any acquired business will be profitable. We also may not be able to integrate successfully acquired businesses into our existing business and operations.

Recent Developments

Securities America Acquisition

On November 4, 2011, we completed our acquisition of Securities America Under the stock purchase agreement, we paid Ameriprise Financial, Inc. $150,000 in cash at closing and will also pay, if earned, a cash earn-out over two years, subject to a maximum of $70,000, calculated based on a percentage of the amount, if any, by which Securities America’s consolidated gross revenue and cash spread for the years ending December 31, 2012 and 2013 exceed certain levels. Legal and other expenses related to the acquisition incurred in the year ended December 31, 2011 amounted to $2,971 and were charged to acquisition related expenses.

November 2011 Loan

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly, commencing on December 31, 2011, at 11% per year. Interest is payable in cash; however, (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any lender, satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the November 2011 loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of this loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date, as reported by the NYSE Amex.

The lenders included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and Richard J. Lampen, our President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and Richard J. Lampen were $135,000, $15,000 and $200 respectively. A special committee of our Board of Directors was formed to review and consider the terms of the November 2011 loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

NFS Forgivable Loans

Our principal clearing firm, NFS, provided us with a seven-year, $15,000 forgivable loan in November 2011. We used the forgivable loan proceeds to fund expenses related to the Securities America acquisition. Interest on the loan agreement accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We expect to expense interest under this loan agreement until such time as such interest is forgiven.

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

In connection with the entering into the new forgivable loan, Securities America and our other broker-dealer subsidiaries amended their clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established.

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

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of Securities America, Ladenburg, Investacorp and Triad introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing brokers, which maintain the customers’ accounts and clears such transactions. Also, the clearing brokers provide the clearing and depository operations for Securities America’s, Ladenburg’s, Investacorp’s and Triad’s proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $36, $4 and $101 for the years ended December 31, 2011, 2010 and 2009, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $650 at December 31, 2011 and $286 at December 31, 2010 for potential losses. However, in the past we have been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

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

Valuation of Deferred Tax Assets.  We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax amounts as of December 31, 2011, which consist principally of the tax benefit of net operating loss carryforwards, compensation charges related to equity instruments and deferred compensation liabilities, amount to $25,507. After consideration of all the evidence, both positive and negative, especially the fact that we sustained a cumulative pre-tax loss for the periods 2008 through 2011, we have determined that a valuation allowance at December 31, 2011 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2011, we had net operating loss carryforwards of approximately $89,000, expiring in various years from 2015 through 2031.

Stock-Based Compensation.  Our stock based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. The accounting guidance requires an entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options. Compensation expense for share-based awards granted to independent contractors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards’ estimated value at the most recent reporting date.

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

Goodwill.  Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. We did not identify any impairment of goodwill for the year ended December 31, 2011.

Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad, Premier Trust (since September 1, 2010), Securities America (since November 4, 2011) and our other wholly-owned subsidiaries.

The following table presents a reconciliation of EBITDA, as adjusted, to net income (loss) as reported:

	Year Ended December 31,
	2011	2010	2009
Total revenues	$273,600 (1)	$194,526 (2)	$150,675
Total expenses	285,902	204,616	168,279
Pre-tax loss	(12,302)	(10,090)	(17,604)
Net income (loss)	3,893	(10,951)	(18,673)
EBITDA, as adjusted	$8,422	$2,701	$(1,849)
Add:
Interest income	70	(14)	70
Income tax benefit	16,195	—	—
Less:
Interest expense	(6,543)	(3,241)	(3,977)
Income tax expense	—	(861)	(1,069)
Depreciation and amortization	(5,632)	(3,978)	(4,143)
Non-cash compensation	(4,014)	(5,439)	(7,534)
Clearing conversion expense	—	(119)	(171)
Acquisition related expense	(2,971)	—	—
Amortization of retention loans	(1,634)	—	—
Net income (loss)	$3,893	$(10,951)	$(18,673)

(1)	Includes $57,090 of revenue from Securities America (acquired November 4, 2011).
(2)	Includes $970 of revenue from Premier Trust (acquired September 1, 2010).

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition related expense, amortization of retention loans for the Securities America acquisition, gains or losses on sales of assets, non-cash compensation expense, and clearing conversion expense is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as acquisition related expenses, amortization of retention loans for the Securities America acquisition, and expenses related to Investacorp’s conversion to a single clearing firm as part of a new seven-year clearing agreement, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

We have two operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Securities America, Investacorp and Triad to their independent contractor financial advisors and the trust services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

	Year Ended December 31,
	2011	2010	2009
Revenues:
Independent Brokerage and Advisory Services(1)	$230,897	$151,379	$111,931
Ladenburg	41,459	41,194	38,671
Corporate	1,244	1,953	73
Total revenues	$273,600	$194,526	$150,675
Pre-tax income (loss):
Independent Brokerage and Advisory Services(1)	$1,787	$1,086	$802
Ladenburg	(3,131)	(4,364)	(8,006)
Corporate(2)	(10,958)	(6,812)	(10,400)
Total pre-tax loss	$(12,302)	$(10,090)	$(17,604)

(1)	Includes Premier Trust since its September 1, 2010 acquisition and Securities America since its November 4, 2011 acquisition.
(2)	Includes interest, compensation, professional fees and other general and administrative expenses.

Year ended December 31, 2011 compared to year ended December 31, 2010

For the fiscal year ended December 31, 2011, we had a net profit of $3,893 compared to a net loss of $10,951 for the fiscal year ended December 31, 2010. The improvement was primarily due to increased revenues and an income tax benefit of $16,195 caused by a reduction of the deferred tax asset valuation allowance in connection with the Securities America acquisition.

Our total revenues for 2011 increased $79,074 (41%) from 2010, primarily as a result of increased commissions of $36,059, advisory fees of $33,496 and other income of $8,386 generated by our independent brokerage and advisory services segment and increased investment banking revenue of $5,133, partially offset by decreased commissions revenue of $3,470 at our Ladenburg segment. 2011 revenues include $57,090 from Securities America from the date of acquisition (November 4, 2011). Excluding Securities America, revenues in our independent brokerage and advisory services segment increased $22,428 (15%) in 2011 from 2010.

Our total expenses increased in 2011 by $81,286 (40%) from 2010, primarily as a result of an increase in commissions and fees of $60,342, an increase in compensation and benefits of $8,734, an increase in other expense of $4,403, an increase in interest expense of $3,302 and acquisition related expense of $2,971, partially offset by a decrease in non-cash compensation expense of $1,425. 2011 expenses include $61,831 from Securities America from the date of acquisition (November 4, 2011).

The $32,589 (30%) increase in commissions revenue in 2011 as compared to 2010 was primarily attributable to $27,753 from the addition of Securities America, improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment, partially offset by a decrease in commissions revenue of $3,470 at our Ladenburg segment.

The $34,238 (64%) increase in advisory fee revenue in 2011 as compared to 2010 was primarily attributable to $22,315 from the addition of Securities America and a 10% increase in the average assets under management at LTAM, Triad and Investacorp. We expect asset management revenue to increase in 2012 due to recent improvement in market conditions and newly-added advisory assets.

The $5,133 (23%) increase in 2011 investment banking revenue was primarily due to an increase in capital raising fees of $6,622, resulting from an increase in yield-based equities offerings and PIPE offerings, partially offset by a decrease in strategic advisory services of $1,488. Our investment banking revenue for 2011 was derived from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $21,706 for the 2011 period, as compared to $16,011 for the 2010 period. Private placement revenue was $4,187 for the 2011 period, including $1,371 in warrants received as investment banking fees, as compared to $3,261 for the 2010 period, including $640 in warrants received as investment banking fees. Strategic advisory services revenue was $1,621 for the 2011 period, as compared to $3,109 for the 2010 period.

The $1,341 (1,024%) decrease in principal transactions revenue in 2011 as compared to 2010 was primarily attributable to losses in the fair value of securities received as underwriting compensation.

The $502 (96%) increase in interest and dividends revenue in 2011 as compared to 2010 was primarily due to $473 earned on the acquired assets of Securities America. We expect increased interest and dividends revenue in 2012 due to the addition of Securities America.

The $7,953 (73%) increase in other income in 2011 as compared to 2010 was primarily attributable to service fees and other income earned by Securities America of $6,549. Excluding Securities America, other income also increased in our independent brokerage and advisory services segment, which had a $684 increase in direct investment marketing allowances received from product sponsor programs, conference revenue of $165, transaction-related fees of $188 and miscellaneous trading services revenue of $377.

The $60,342 (49%) increase in commissions and fees expense in 2011 as compared to 2010 was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment, including $44,042 from the addition of Securities America. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $8,734 (20%) increase in compensation and benefits expense in 2011 as compared to 2010 was primarily due to a $5,559 increase from the addition of Securities America and Premier Trust and a $5,373 increase in bonuses at Ladenburg, Investacorp and Triad, which is attributed to the increase in revenues, partially offset by a $2,303 decrease in producers’ compensation at our Ladenburg segment, which is directly correlated to revenue production by such persons.

The $1,425 (26%) decrease in non-cash compensation expense in 2011 as compared to 2010 was primarily attributable to three large stock option grants in 2006 and 2007 which fully vested in 2010 and 2011. The resulting decrease in expense related to these grants was $2,122, partially offset by an increase of $583 due to stock option grants to Securities America employees and financial advisors.

The $504 (15%) increase in rent and occupancy, net of sublease revenue in 2011 as compared to 2010 was primarily attributable to an additional $593 from the addition of Securities America.

The $1,138 (21%) decrease in professional services expense for 2011 was primarily due to a decrease of $1,884 in legal, audit, tax and consulting expense, partially offset by the additional expense from Securities America of $664.

The $3,302 (102%) increase in interest expense in 2011 as compared to 2010 was a result of an increased average debt balance of approximately $58,000 outstanding for 2011, as compared with an average debt balance outstanding of approximately $31,000 for 2010. The increase was primarily attributable to the promissory notes in the aggregate amount of $160,700 that we issued in connection with the Securities America acquisition and the 2011 $15,000 forgivable loan from NFS.

The $1,654 (42%) increase in depreciation and amortization expense for 2011 as compared to 2010 was primarily due to $1,119 of depreciation and amortization of Securities America assets and additional corporate expense of $1,347, which is attributed to the amortization of intangible assets acquired in the acquisition, partially offset by a decrease in amortization of intangible assets at our Ladenburg segment of $491.

The $4,403 (39%) increase in other expense in 2011 as compared to 2010 is primarily attributable to the addition of Securities America other expense of $3,643. Excluding Securities America, the increase in other expense is attributable to an increase in travel, meals and entertainment of $99, an increase in registration fees of $98, an increase in insurance expense of $305, an increase in bad debt, errors and settlement expense of $449, which were partially offset by a decrease in advertising of $176.

We had an income tax benefit of $16,195 in 2011 as compared to income tax expense of $861 in 2010. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2011 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. A net deferred tax liability of approximately $20,529 was recorded on the acquisition of Securities America for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities. As Securities America will be included in our consolidated federal and certain combined state and local income tax returns, deferred federal and a substantial portion of state and local tax liabilities assumed in the acquisition are able to offset the reversal of our pre-existing deferred tax assets. Accordingly, our deferred tax valuation allowance has been reduced to the extent of $18,329 of deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the year ended December 31, 2011. The income tax rates for the 2011 and 2010 periods did not bear a customary relationship to effective tax rates primarily as a result of the change in the valuation allowance in the 2011 and 2010 periods.

Year ended December 31, 2010 compared to year ended December 31, 2009

For the fiscal year ended December 31, 2010, we had a net loss of $10,951 compared to a net loss of $18,673 for the fiscal year ended December 31, 2009, primarily due to improved performance of our independent brokerage and advisory services segment. Net loss for 2010 benefited from a $1,429 gain from forgiven principal under the 2009 NFS loan and included $5,439 of non-cash compensation expense as compared to non-cash compensation expense of $7,534 in 2009.

Our total revenues for 2010 increased $43,851 (29%) from 2009, primarily as a result of increased commissions of $14,447, increased advisory fees of $20,532, increased investment banking of $5,785, and increased other income of $4,424, partially offset by decreased interest and dividends revenue of $1,848 and decreased principal transactions of $715. Revenues in our independent brokerage and advisory services segment increased $39,448 (35%) in 2010 from 2009.

Our total expenses increased in 2010 by $36,337 (22%) from 2009 primarily as a result of an increase in commissions and fees of $34,955, an increase in compensation and benefits of $3,077, and an increase in other expense of $1,627, partially offset by a decrease in non-cash compensation expense of $2,095 and a decrease in interest expense of $736.

The $14,447 (16%) increase in commissions revenue in 2010 as compared to 2009 was primarily attributable to the recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment which had increased commissions revenue of $18,353 offset by a decrease in Ladenburg commissions revenue of $3,906. The decrease at Ladenburg is primarily attributable to lower agency commissions and Ladenburg’s closing of two offices during the second quarter of 2010, which resulted in a $2,007 decrease in commissions in 2010 as compared to 2009.

The $20,532 (62%) increase in advisory fee revenue in 2010 as compared to 2009 was due to the higher average assets under management at LTAM, Triad and Investacorp resulting from the addition of new accounts and appreciation in total assets. Total assets under management increased 30% at December 31, 2010 as compared to December 31, 2009.

The $7,011 (46%) increase in 2010 investment banking revenue was primarily due to an increase in capital raising fees of $7,935 resulting from increased investment banking activity. Our investment banking revenue is derived from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $15,606 in 2010, including $183 in warrants received as investment banking fees, and $7,608 in 2009. Private placement revenue was $2,621 in 2010, including $641 in warrants received as investment banking fees, and $3,729 in 2009, including $544 in warrants received as investment banking fees. Investment banking revenue includes $405 in 2010 and $5,939 in 2009, of deferred fees from special purpose acquisition companies (SPAC) offerings. Typically, a significant portion of the underwriting fees for a SPAC transaction are deferred fees and are recognized only upon a SPAC’s successful completion of a business combination transaction.

The $715 (85%) decrease in principal transactions in 2010 as compared to 2009 was primarily attributable to decreases in the fair value of securities received as underwriting consideration.

The $1,848 (78%) decrease in interest and dividends in 2010 as compared to 2009 was primarily attributable to lower interest rates and a decrease in margin account balances.

The $4,424 (68%) increase in other income in 2010 as compared to 2009 was primarily attributable to $1,429 of forgiven principal and $525 of forgiven interest under our 2009 NFS loan agreement, which is reflected in our corporate segment. If our broker-dealer subsidiaries meet aggregate annual clearing revenue targets, principal and interest under the NFS loan may be forgiven. Other income also increased in our independent brokerage and advisory services segment, which had a $623 increase in direct investment marketing allowances received from product sponsor programs, conference revenue of $192, transaction-related fees of $362 and miscellaneous trading services revenue of $608. Other income also included $270 for customer charges and $135 received in the settlement of a claim at Ladenburg.

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

The $3,077 (8%) increase in compensation and benefits expense in 2010 as compared to 2009 was primarily due to a $2,770 increase in producers’ compensation, which is directly correlated to revenue production by such persons, and a $505 increase from the addition of Premier Trust, partially offset by a $198 decrease in salaries, bonuses and benefits resulting from staff reductions.

The $2,095 (28%) decrease in non-cash compensation expense in 2010 as compared to 2009 was primarily attributable to a number of large stock option grants in 2005 and 2006, which fully vested in 2009 and 2010. The resulting decrease in expense related to these grants was $1,611.

The $204 (3%) decrease in brokerage, communication and clearance fees expense for 2010 as compared to 2009 was primarily attributable to a decrease in Ladenburg and Investacorp expense of $301 and $13, respectively, resulting from cost reduction measures in 2010, partially offset by an increase in Triad expense of $103.

The $242 (8%) increase in rent and occupancy, net of sublease revenue in 2010 as compared to 2009 was primarily attributable to an increase in Investacorp expense of $163 due to the relocation of its headquarters and $34 from the addition of Premier Trust.

The $364 (6%) decrease in professional services expense for 2010 was primarily due to a decrease of $413 in legal, audit, tax and consulting expense at Investacorp, Ladenburg and Triad, partially offset by the additional expense from Premier Trust of $49.

The $736 (19%) decrease in interest expense in 2010 as compared to 2009 was a result of reduced average borrowings under our $30,000 revolving credit facility with Frost Gamma, an affiliate of Dr. Phillip Frost, our chairman of the board and principal shareholder, and repayments of promissory notes issued in connection with the Investacorp and Triad acquisitions. An approximate $31,000 average debt balance was outstanding for 2010, as compared with an average debt balance outstanding of approximately $33,000 for 2009. As discussed above, in August 2009, we entered into a seven-year, $10,000 forgivable loan with NFS. We used the NFS loan proceeds, which bear interest at a lower rate than our revolving credit agreement, to repay amounts outstanding under our revolving credit facility, which is primarily the reason the average interest rate decreased 174 basis points.

The $165 (4%) decrease in depreciation and amortization expense for 2010 as compared to 2009 was primarily due to the decrease in intangible assets related to Ladenburg and Triad of $217, partially offset by the additional Premier Trust expense of $51, of which $42 was attributed to the amortization of intangible assets acquired in the Premier Trust acquisition.

The $1,627 (17%) increase in other expense in 2010 as compared to 2009 is primarily attributable to an increase in miscellaneous trading services and conversion costs of $814, an increase in travel, meals and entertainment of $324, an increase in advertising of $324, an increase in registration fees of $294, an increase in insurance of $259, and the addition of Premier Trust expense of $138, partially offset by a decrease in bad debt and settlement expense of $494.

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

Liquidity and Capital Resources

Approximately 15% of our total assets at December 31, 2011 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. As a securities dealer, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Ladenburg, Investacorp and Triad is subject to the Net Capital Rule. Therefore, they are subject to certain restrictions on the use of capital and liquidity. At December 31, 2011, Securities America’s regulatory net capital of $8,263, exceeded minimum net capital requirements of $250 by $8,013. At December 31, 2011, Ladenburg’s regulatory net capital of $5,573 exceeded minimum net capital requirements of $250, by $5,323. At December 31, 2011, Investacorp’s regulatory net capital of $1,781, exceeded minimum net capital requirements of $266, by $1,515 At December 31, 2011, Triad’s regulatory net capital of $2,677 exceeded minimum net capital requirements of $493 by $2,184. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt. See Item 1A. “Risk Factors — Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators” above.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At December 31, 2011, Premier Trust had stockholders’ equity of $1,769, including cash of at least $250.

Our primary sources of liquidity include cash flows from operations and borrowings under our revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder; however during the last three fiscal years the Company has used cash from operations. In connection with the Securities America acquisition, on August 16, 2011, we entered into a second amendment to the revolving credit agreement, under which available borrowings were increased by $10,000 to an aggregate of $40,000. Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At December 31, 2011, $22,550 was outstanding under the revolving credit agreement, a net increase of $5,600 from December 31, 2010. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash used in operating activities for 2011 was $36,222, which primarily consisted of our net income of $3,893 adjusted for non-cash expenses, increases in receivables from clearing brokers, notes receivable, net and other receivables, net, partially offset by increases in accrued interest, accrued compensation and commissions and fees. In 2010, cash used in operating activities was $5,212, primarily due to our net loss adjusted for non-cash expenses, an increase in other receivables, net, receivables from other broker-dealers and other assets, and a decrease in securities sold, but not yet purchased, partially offset by a decrease in securities owned at fair value, and receivables from clearing brokers and an increase in accrued compensation and commissions and fees payable.

Investing activities used $127,074 for 2011, primarily due to the purchase of Securities America. In 2010, investing activities used $620, primarily due to the purchase of furniture, equipment and leasehold improvements, partially offset by a decrease in restricted assets related to the termination of a letter of credit securing obligations under one of Ladenburg’s office leases.

Financing activities provided $178,997 for 2011, primarily due to proceeds from $160,700 of notes issued in connection with the Securities America acquisition, a new NFS forgivable loan agreement of $15,000, loan re-borrowings under our revolving credit agreement and the issuance of common stock upon option exercises and under the employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases. In 2010, financing activities provided $7,057 primarily due to the $13,928 of net proceeds from a private equity offering of our common stock and the issuance of common stock upon option exercises and under the employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At December 31, 2011, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $36,392 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $16,493 through such date. See Item 1A. “Risk Factors — Our expenses may increase due to substantial real estate commitments” above.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly, commencing on December 31, 2011, at 11% per year. Interest is payable in cash; however, (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any lender, satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the November 2011 loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of this loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date, as reported by the NYSE Amex.

The lenders included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and Richard J. Lampen, our President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and Richard J. Lampen were $135,000 $15,000 and

$200 respectively. A special committee of our Board of Directors was formed to review and consider the terms of the November 2011 loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

On November 4, 2011, NFS provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan agreement accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We expect to expense interest under this loan agreement until such time as such interest is forgiven.

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

In connection with the entering into the new forgivable loan in 2011, Securities America and our other broker-dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. The second annual clearing revenue target under the 2009 forgivable loan was met in August 2011. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The annual clearing revenue targets were met in August 2011 and 2010. Accordingly, in 2011 and 2010, we recognized income of $1,429 and $450 and $1,429 and $525 from the forgiveness of principal and interest, respectively, and the outstanding balance under the loan was reduced to $7,143

In connection with the Triad acquisition, we issued a $5,000 promissory note to Triad’s former shareholders. The note was fully repaid in August 2011.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum and is payable quarterly and matures in September 2015. The outstanding balance of this note at December 31, 2011 was $904.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. As of December 31, 2011, 2,069,300 shares had been repurchased for $3,246 under the program, including 946,030 shares in 2011.

In April 2009, we repurchased 4,500,000 shares of common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction. This purchase was not made under our share repurchase program described above.

Off-Balance Sheet Arrangements

Each of Securities America, Ladenburg, Investacorp and Triad, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. Also, if Ladenburg, Investacorp or Triad maintains a short position in certain securities, it is exposed to future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

Please see Note 14 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Notes payable under November 2011 financing(1)	$244,342	$16,057	$35,354	$192,931	$—
Revolving credit agreement with affiliate of our principal shareholder(2)	34,095	2,487	4,961	26,647	—
Notes payable to clearing firm under forgivable loans(3)	22,143	3,929	7,857	6,072	4,285
Note payable to a subsidiary of Premier Trust’s former shareholder(4)	1,027	274	548	205	—
Operating leases(5)	36,392	9,080	17,014	7,528	2,770
Deferred compensation plan(6)	18,701	2,006	2,123	2,022	12,550
Total	$356,700	$33,833	$67,857	$235,405	$19,605

(1)	Notes bear interest at 11% per annum and is payable quarterly. See Note 12 to our consolidated financial statements.
(2)	Revolving credit agreement has an August 25, 2016 maturity date and bears interest at a rate of 11.0% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 12 to our consolidated financial statements.
(3)	$10,000 forgivable loan bears interest at prime plus 2% per annum and $15,000 forgivable loan bears interest at federal funds rate plus 6% per annum and is payable in 7 annual installments. See Note 12 to our consolidated financial statements.
(4)	Note bears interest at 6.5% per annum and is payable in 20 quarterly installments. See Note 12 to our consolidated financial statements.
(5)	Excludes sublease revenues of $16,493. See Note 13 to our consolidated financial statements.
(6)	See Note 10 to our consolidated financial statements.

We have subleased office space to subtenants, some of whom are engaged in the financial services industry. Should any of the sub-tenants not pay their sublease payments or otherwise default under a sublease, it may have a material adverse effect on our results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 14, 2012 beginning on page F-1 of this report which are incorporated by reference in this Item 8.

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making its assessment of changes in internal controls over financial reporting as of December 31, 2011, we excluded the Securities America Financial Corporation and subsidiaries operation because these operations were acquired in a business combination on November 4, 2011. The operations represent approximately $243 million of our total assets at December 31, 2011 and approximately $57 million of our total revenues for the year ended December 31, 2011. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2011.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2011 as stated in its report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ladenburg Thalmann Financial Services Inc.

We have audited Ladenburg Thalmann Financial Services Inc.’s (the “Company'') internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO''). As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Securities America Financial Corporation and subsidiaries, which was acquired November 4, 2011 and whose financial statements constitute approximately $243 million of total assets, $57 million of total revenues and $4.5 million of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Securities America Financial Corporation and subsidiaries. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ladenburg Thalmann Financial Services Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ladenburg Thalmann Financial Services Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

March 14, 2012

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1):  Index to 2011 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 14, 2012, appear beginning on page F-1 of this report.

(a)(2):  Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3):  Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
3.1	Articles of Incorporation	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1
3.4	Amended and Restated Bylaws	D	3.2
4.1	Form of common stock certificate	A	4.1
4.2	Form of Promissory Note, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement	X	10.2
4.3	Form of Warrant, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement	X	4.1
10.1	Amended and Restated 1999 Performance Equity Plan*	F	4.1
10.2	2009 Incentive Compensation Plan.*	T	Exhibit A
10.3	Form of Stock Option Agreement, dated as of May 7, 2001, between the Company and certain directors*	G	10.3
10.4	Schedule of Stock Option Agreements in the form of Exhibit 10.3, including material detail in which such documents differ from Exhibit 10.3*	G	10.3.1
10.5	Stock Option Agreement, dated as of January 10, 2002, between the Company and Richard J. Lampen*	H	10.2
10.6	Form of Stock Option Agreement, dated January 10, 2002, between the Company and each of Richard J. Rosenstock and Mark Zeitchick*	H	10.3
10.7	Schedule of Stock Option Agreements in the form of Exhibit 10.6, including material detail in which such documents differ from Exhibit 10.6*	H	10.3.1
10.8	Ladenburg Thalmann Financial Services Inc. Qualified Employee Stock Purchase Plan*	I	Exhibit A

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
10.9	Form of Stock Option Agreement, dated November 15, 2002, between the Company and each of Bennett S. LeBow, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Richard J. Lampen*	J	10.48
10.10	Schedule of Stock Option Agreements in the form of Exhibit 10.9, including material detail in which such documents differ from Exhibit 10.9*	J	10.48.1
10.11	Form of Stock Option Agreement, dated September 17, 2003, between the Company and each of Howard M. Lorber, Henry C. Beinstein and Richard J. Lampen*	K	10.1
10.12	Schedule of Stock Option Agreements in the form of Exhibit 10.11, including material detail in which such documents differ from Exhibit 10.11*	K	10.1.1
10.13	Office Lease dated March 30, 2007 between the Company and Frost Real Estate Holdings, LLC	L	10.1
10.14	Stock Option Agreement, dated July 13, 2006, issued to Dr. Phillip Frost*	M	10.2
10.15	Warrant issued to BroadWall Capital LLC	N	10.1
10.16	Form of Stock Option Agreement issued to employees of BroadWall	N	10.2
10.17	Letter Agreement, dated February 8, 2012, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd.	O	10.1
10.18	Form of Warrant issued to the stockholders of Telluride Holdings, Inc.	P	10.2
10.19	Amendment to Employment Agreement between the Company, Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*	Q	10.3
10.20	Letter Agreement, dated as of January 19, 2011, between the Company and Mark Zeitchick.*	V	10.1
10.21	Letter Agreement dated as of December 15, 2011, between the Company and Mark Zeitchick*	**	—
10.22	Non-Plan Option Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard	E	10.2
10.23	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement	E	10.3
10.24	Employment Letter dated as of February 8, 2008 between the Company and Brett Kaufman*	R	10.1
10.25	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	W	2.1
10.26	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	U	10.1
10.27	Employment Letter, dated as of December 15, 2011, between the Company and Adam Malamed*	**	—
10.28	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto	E	4.1

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
10.29	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009	S	4.2
10.30	Amendment No. 2 to Credit Agreement, dated August 16, 2011, by and between the Company and Frost Nevada Investments Trust (incorporated by reference to Exhibit 10.1 to the August 8-K).	W	10.1
10.31	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	S	4.1
10.32	First Amendment, dated November 4, 2011, to Forgivable Loan Agreement between the Company and National Financial Services LLC.	**	—
10.33	Forgivable Loan Agreement, dated as of November 4, 2011, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	**	—
10.34	Loan Agreement, dated November 4, 2011, by and among the Company and the lenders party thereto	X	10.1
21	List of Subsidiaries	**	—
23.1	Consent of EisnerAmper LLP	**	—
24	Power of Attorney	***	—
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	—

*	Management Compensation Contract
**	Filed herewith
***	Contained on the signature page hereto
A.	Registration statement on Form SB-2 (File No. 333-31001).
B.	Annual report on Form 10-K for the year ended August 24, 1999.
C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.
D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.
F.	Registration statement on Form S-8 (File No. 333-139254).
G.	Quarterly report on Form 10-Q for the quarter ended June 30, 2001.
H.	Registration statement on Form S-3 (File No. 333-81964).
I.	Definitive proxy statement filed with the SEC on October 3, 2002 relating to the annual meeting of shareholders held on November 6, 2002.
J.	Annual report on Form 10-K for the year ended December 31, 2002.
K.	Quarterly report on Form 10-Q for the quarter ended September 30, 2003.
L.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.
M.	Current report on Form 8-K, dated July 10, 2006 and filed with the SEC on August 3, 2006.
N.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.
O.	Current report on Form 8-K, dated February 8, 2012 and filed with the SEC on February 10, 2012.
P.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.
Q.	Current report on Form 8-K/A dated September 6, 2006 and filed with the SEC on October 24, 2006.
R.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.
S.	Quarterly report on Form 10-Q for the quarter ended September 30, 2009.
T.	Definitive proxy statement filed with the SEC on July 20, 2009 relating to the annual meeting of shareholders held on August 27, 2009.
U.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.
V.	Current report on Form 8-K, dated January 19, 2011 and filed with the SEC on January 25, 2011.
W.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.
X.	Current report on Form 8-K, dated November 4, 2011 and filed with the SEC on November 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC. (Registrant)
Dated: March 15, 2012
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

Signatures	Title
/s/ Richard J. Lampen Richard J. Lampen	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Brett H. Kaufman Brett H. Kaufman	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Henry C. Beinstein Henry C. Beinstein	Director
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director
/s/ Brian S. Genson Brian S. Genson	Director
/s/ Saul Gilinski Saul Gilinski	Director
/s/ Dr. Richard M. Krasno Dr. Richard M. Krasno	Director
/s/ Howard M. Lorber Howard M. Lorber	Director
/s/ Jeffrey S. Podell Jeffrey S. Podell	Director
/s/ Richard J. Rosenstock Richard J. Rosenstock	Director
/s/ Jacqueline M. Simkin Jacqueline M. Simkin	Director
/s/ Mark Zeitchick Mark Zeitchick	Director

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011
ITEMS 8 and 15(a) (1) AND (2)

INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated balance sheets of Ladenburg Thalmann Financial Services, Inc., (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services, Inc., as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ EisnerAmper LLP

New York, New York
March 14, 2012

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$22,628	$6,927
Securities owned, at fair value	2,014	2,662
Receivables from clearing brokers	27,368	18,073
Receivables from other broker-dealers	513	1,364
Notes receivable from financial advisors, net	44,308	1,464
Other receivables, net	18,873	7,698
Fixed assets, net	12,011	2,805
Restricted assets	320	200
Intangible assets, net	98,829	26,431
Goodwill	91,161	29,719
Unamortized debt issue cost	2,246	1,597
Cash surrender value of life insurance	12,161	—
Other assets	14,713	2,885
Total assets	$347,145	$101,825
LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities sold, but not yet purchased, at fair value	$78	$10
Accrued compensation	10,499	5,328
Commissions and fees payable	25,891	9,264
Accounts payable and accrued liabilities	19,203	6,751
Deferred rent	2,333	2,928
Deferred income taxes	6,548	2,418
Deferred compensation liability	18,701	—
Accrued interest	3,265	328
Notes payable, net of $9,113 unamortized discount in 2011	197,184	27,879
Total liabilities	283,702	54,906
Commitments and contingencies (Notes 3 and 13)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 183,253,068 in 2011 and 183,496,492 in 2010	18	18
Additional paid-in capital	204,055	191,424
Accumulated deficit	(140,630)	(144,523)
Total shareholders’ equity	63,443	46,919
Total liabilities and shareholders’ equity	$347,145	$101,825

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Commissions	$139,549	$106,960	$92,513
Advisory fees	87,865	53,627	33,095
Investment banking	27,514	22,381	15,370
Principal transactions	(1,210)	131	846
Interest and dividends	1,026	524	2,372
Service fees and other income	18,856	10,903	6,479
Total revenues	273,600	194,526	150,675
Expenses:
Commissions and fees	182,462	122,120	87,165
Compensation and benefits	52,043	43,309	40,232
Non-cash compensation	4,014	5,439	7,534
Brokerage, communication and clearance fees	6,937	6,632	6,836
Rent and occupancy, net of sublease revenue	3,813	3,309	3,067
Professional services	4,223	5,361	5,725
Interest	6,543	3,241	3,977
Depreciation and amortization	5,632	3,978	4,143
Acquisition related expense	2,971	—	—
Amortization of retention loans	1,634	—	—
Other	15,630	11,227	9,600
Total expenses	285,902	204,616	168,279
Loss before income taxes	(12,302)	(10,090)	(17,604)
Income tax (benefit) expense	(16,195)	861	1,069
Net income (loss)	$3,893	$(10,951)	$(18,673)
Net income (loss) per common share (basic and diluted)	$0.02	$(0.06)	$(0.11)
Weighted average common shares used in computation of per share data:
Basic	183,023,590	175,698,489	168,623,375
Diluted	189,014,028	175,698,489	168,623,375

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2008	171,715,514	$17	$166,172	$(114,899)	$51,290
Issuance of common stock under employee stock purchase plan	210,048	—	118	—	118
Exercise of stock options.	512,875	—	242	—	242
Stock options granted to members of former Advisory Board and consultants	—	—	550	—	550
Stock-based compensation to employees	1	—	6,984	—	6,984
Repurchase and retirement of common stock	(4,531,400)		(2,717)	—	(2,717)
Net loss	—	—	—	(18,673)	(18,673)
Balance, December 31, 2009	167,907,038	17	171,349	(133,572)	37,794
Issuance of common stock in private equity offering, net of expenses of $122	14,050,000	1	13,927	—	13,928
Issuance of common stock under employee stock purchase plan	62,274	—	63	—	63
Exercise of stock options	1,345,050	—	710	—	710
Stock options granted to members of former Advisory Board and consultants	—	—	49	—	49
Stock-based compensation to employees	—	—	5,390	—	5,390
Issuance of restricted stock grants (net of 2,500 shares forfeited)	197,500	—	—	—	—
Repurchase and retirement of common stock	(65,370)	—	(64)	—	(64)
Net loss	—	—	—	(10,951)	(10,951)
Balance, December 31, 2010	183,496,492	18	191,424	(144,523)	46,919
Issuance of common stock under employee stock purchase plan	58,884	—	83	—	83
Exercise of stock options, net of 58,474 shares tendered in payment of exercise price	626,298	—	473	—	473
Exercise of warrants	132,500	—	126	—	126
Stock options granted to consultants and independent financial advisors	—	—	688	—	688
Stock-based compensation to employees	—	—	3,266	—	3,266
Cancelation of restricted stock	(5,000)	—	60	—	60
Repurchase and retirement of common stock	(1,056,106)	—	(1,493)	—	(1,493)
Warrants issued to lenders	—	—	9,428	—	9,428
Net income	—	—	—	3,893	3,893
Balance, December 31, 2011	183,253,068	$18	$204,055	$(140,630)	$63,443

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss).	$3,893	$(10,951)	$(18,673)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	4,060	2,941	3,116
Depreciation and other amortization	1,572	1,037	1,027
Write-off of furniture, fixtures and leasehold improvements, net	—	24	—
Adjustment to deferred rent	(595)	(450)	(485)
Amortization of debt discount	39	289	721
Amortization of debt issue cost	642	282	521
Deferred income taxes	(16,590)	693	946
Benefit attributable to reduction of goodwill	84	35	—
Non-cash interest expense on forgivable loan	423	337	—
Gain on forgiveness of accrued interest under forgivable loans	(450)	(525)	—
Gain on forgiveness of principal under forgivable loan	(1,429)	(1,429)	—
Non-cash compensation expense	4,014	5,439	7,534
(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned	669	136	2,619
Receivables from clearing brokers	(11,076)	(4,667)	1,152
Receivables from other broker-dealers	851	(1,036)	(329)
Other receivables, net	(6,209)	(2,888)	(798)
Notes receivable from financial advisors, net	(18,000)	(71)	(982)
Cash surrender value of life insurance	924	—	—
Other assets	25	229	(166)
Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased	58	1	(82)
Accrued compensation	653	964	638
Accrued interest	2,964	150	172
Commissions and fees payable	912	3,307	754
Deferred compensation liability	(833)
Accounts payable and accrued liabilities	(2,823)	941	18
Net cash used in operating activities	(36,222)	(5,212)	(2,297)
Cash flows from investing activities:
Payment for Premier Trust acquisition, net of cash received	—	(162)	—
Payment for Securities America acquisition, net of cash received	(125,685)	—	—
Purchases of fixed assets	(1,439)	(608)	(399)
Decrease in restricted assets	50	150	351
Net cash used in investing activities	(127,074)	(620)	(48)

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Issuance of common stock in private equity offering, net of offering expenses of $122	—	13,928	—
Issuance of common stock other than private equity offerings	682	773	360
Repurchases of common stock	(1,493)	(64)	(2,717)
Issuance of notes payable and warrants	175,700	—	10,000
Principal borrowings (payments) under revolving credit facility, net	5,600	(1,500)	450
Principal payments on notes payable	(1,492)	(6,080)	(6,667)
Net cash provided by financing activities	178,997	7,057	1,426
Net increase (decrease) in cash and cash equivalents	15,701	1,225	(919)
Cash and cash equivalents, beginning of period	6,927	5,702	6,621
Cash and cash equivalents, end of period	$22,628	$6,927	$5,702
Supplemental cash flow information:
Interest paid	$2,461	$2,162	$2,524
Taxes paid	372	87	60
Noncash investing and financing transactions:
Warrants issued to lenders in connection with 2011 notes payable	$9,428	—	—
Acquisition of Premier Trust:
Assets acquired	—	$2,565	—
Liabilities assumed	—	(205)	—
Net assets acquired	—	2,360	—
Note issued in acquisition	—	(1,161)	—
Cash paid in acquisition	—	1,199	—
Cash acquired in acquisition	—	(1,037)	—
Net cash paid in acquisition	—	$162	—
Acquisition of Securities America:
Assets acquired	$232,059	—	—
Liabilities assumed	(74,948)	—	—
Net assets acquired	157,111	—	—
Fair value of contingent earnout	(7,111)	—	—
Cash paid in acquisition	150,000
Cash acquired in acquisition	(24,315)	—	—
Net cash paid in acquisition	$125,685	—	—

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.  Description of Business

Ladenburg Thalmann Financial Services Inc. (“LTS” or the “Company”) is a holding company. Its principal operating subsidiaries are Securities America, Inc (collectively with related companies, “Securities America”), which was acquired November 4, 2011, Investacorp, Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier Trust”), which was acquired September 1, 2010.

Securities America, Investacorp and Triad are registered broker-dealers and investment advisors that have been serving the independent financial advisor community since 1984, 1978 and 1998, respectively. The independent financial advisors of Securities America, Investacorp and Triad primarily serve retail clients. Securities America, Investacorp and Triad derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services.

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

LTAM is a registered investment advisor. It offers various asset management products utilized by Ladenburg and Premier Trust’s clients, as well as clients of Securities America, Investacorp’s and Triad’s financial advisors.

Premier Trust, a Nevada trust company, provides wealth management services, including trust administration of personal and retirement accounts, estate and financial planning and custody services.

Ladenburg, Securities America, Investacorp and Triad customer transactions are cleared through two clearing brokers on a fully-disclosed basis. Each of Ladenburg, Securities America, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Municipal Securities Rulemaking Board. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, after elimination of all significant intercompany balances and transactions.

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

Service fees result from amounts collected from independent financial advisors for processing of securities trades and from amounts collected for administrative and compliance services provided to independent financial advisors.

Fixed Assets

Fixed assets are carried at cost net of accumulated depreciation and amortization. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lease term, or their estimated useful lives, whichever is shorter.

Share-Based Compensation

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the equity instruments.

Compensation expense for share-based awards granted to independent contractors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards’ estimated value at the most recent reporting date.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

2.  Summary of Significant Accounting Policies  – (continued)

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. See Note 7.

Goodwill

Goodwill, which was recorded in connection with acquisitions of subsidiaries (see Notes 3 and 8), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. See Note 8.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance also clarifies the existing disclosure requirements regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The guidance became effective for the Company January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the Company January 1, 2011. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. The adoption of this new guidance did not have any impact on the Company’s consolidated financial statements. (See Note 4 — Securities owned and securities sold, but not yet purchased.)

In May 2011, the FASB issued new guidance which amends fair value disclosures for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures. The Company does not expect this amendment to have a material effect on its consolidated financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

2.  Summary of Significant Accounting Policies  – (continued)

In September 2011, the FASB issued new accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment testing. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscals years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial reporting process.

3.  Acquisitions

Securities America Acquisition

On November 4, 2011, the Company completed its acquisition from Ameriprise Financial, Inc. (“Ameriprise”) of the outstanding capital stock of Securities America Financial Corporation (“SAFC”), which is a holding company and the sole owner of Securities America, Inc. (“SAI”), Securities America Advisors, Inc. (“SAA”), and Brecek & Young Advisors, Inc. (“BYA”). SAI is a registered broker-dealer which conducts securities brokerage services and markets insurance products nationally through a network of independent contractor financial advisors. SAA and BYA are registered investment advisors which provide investment advisory services through a network of independent contractor financial advisors. The acquisition was made to expand the Company’s presence in the independent broker-dealer business.

The Company paid Ameriprise $150,000 in cash at closing and will also pay to Ameriprise, if earned, a cash earn-out over two years, subject to a maximum of $70,000, calculated based on a percentage of the amount, if any, by which SAFC’s consolidated gross revenue and cash spread, as defined, for the years ending December 31, 2012 and 2013 exceed certain levels. The purchase price, together with related cash requirements, was financed through various loans (see Note 12).

The total acquisition date fair value of the consideration transferred is estimated at $157,111, which includes $7,111 for the estimated fair value of the earn-out. In addition the stock purchase agreement provides for a purchase price adjustment based on the working capital at date of acquisition. Such adjustment, which has not been finalized, is not anticipated to be material and will be recorded upon final determination. Legal and other acquisition related costs of approximately $2,971 were incurred and charged to expense.

The acquisition date fair value of consideration transferred (the “purchase price”) was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

3.  Acquisitions  – (continued)

Cash	$24,315
Receivables	34,083
Identifiable intangible assets	76,458
Goodwill	61,527
Cash surrender value of life insurance	13,085
Other assets	22,591
Total assets acquired	232,059
Commissions and fees payable	(15,714)
Accounts payable and accrued liabilities	(14,267)
Deferred compensation liability	(19,534)
Deferred taxes payable, net	(20,539)
Deferred fees payable	(4,894)
Total liabilities assumed	(74,948)
Total estimated purchase price	$157,111

A deferred tax liability has been recorded for the excess of financial statement basis over tax basis of the acquired assets and assumed liabilities with a corresponding increase to goodwill. Goodwill, most of which is non-deductible for income tax purposes, was assigned to the Independent Brokerage and Advisory Services segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Securities America’s strategic fit into the Company’s Independent Brokerage and Advisory Services segment and the resulting synergies and economies of scale expected from the acquisition when combined with the Company’s other independent broker-dealers and Ladenburg’s traditional investment banking, capital markets, institutional equity and related businesses.

Identifiable intangible assets as of the acquisition date consist of:

		Useful Life (years)
Technology	$20,996	7.7
Relationships with financial advisors	43,188	9.2
Trade names	12,267	7.2
Non-solicitation agreement	7	2.2
Total identifiable intangible assets	$76,458

Fair value amounts were determined using an income approach for relationships with advisors and tradenames and a cost approach for technology.

A liability of $7,111 was recognized for an estimate of the acquisition date fair value of the earn-out which may be paid. The liability was valued using an income based approach based on discounting to present value the earnout’s probability weighted expected payoff using four earn-out scenarios for both earn-out periods. The fair value measurement of the earn-out is based on unobservable inputs (Level 3) and reflect the Company’s own assumptions. Changes in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings until the liability is eliminated or settled. As of December 31, 2011, there were no changes in the estimated fair value of the liability (included in accounts payable and accrued liabilities)

In connection with the acquisition, the Company made loans and granted stock options to SAI’s financial advisors. The loans, which aggregated $20,000, mature in four years and are ratably forgivable over the term of the loans provided the advisors meet certain production requirements and remain affiliated with SAI. The stock options for 8,940,743 common shares have an exercise price of approximately $1.68 and vest ratably over a period of four years as long as the advisors remain affiliated with SAI.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

3.  Acquisitions  – (continued)

The accompanying consolidated financial statements include the results of operations of Securities America from the date of acquisition. The following unaudited pro forma information presents the Company’s combined results of operations as if the acquisition of Securities America had occurred as of January 1, 2010. The pro forma net loss reflects amortization of the amounts ascribed to intangible assets acquired in the acquisition, compensation related to forgivable loans and stock option grants to independent contractors referred to above and interest expense on debt used to finance the acquisition and related cash requirements. The pro forma results exclude acquisition related expenses and the deferred tax benefits resulting from the acquisition (see Note 11).

	Year Ended December 31, 2011	Year Ended December 31, 2010
Total revenue	$658,104	$656,913
Net loss	$(45,133)	$(42,773)
Basic and diluted loss per share	$(0.25)	$(0.24)
Weighted average common shares outstanding – basic and diluted	183,023,590	175,698,489

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of 2010, nor should it be taken as indicative of the Company’s future consolidated results of operations.

Revenues and net loss for Securities America for the period from November 5, 2011 to December 31, 2011 included in the accompanying statements of operations was $57,090 and $4,533, respectively.

Premier Trust

On September 1, 2010, the Company acquired all the outstanding shares of Premier Trust, a Nevada trust company, which provides trust administration and wealth management services. The acquisition was made due to the complementary nature of Premier Trust’s operations to those of the Company’s independent broker-dealer subsidiaries. The consideration for the transaction was $2,360, consisting of cash of $1,199 and a note in the aggregate principal amount of $1,161. Results of operations of Premier Trust are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. Accordingly, pro forma results were not presented.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

4.  Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased as of December 31, 2011 and 2010 were as follows:

	Securities Owned	Securities Sold, But Not Yet Purchased
December 31, 2011
Common stock and warrants	$191	$(78)
Restricted common stock and warrants	1,823	—
	$2,014	$(78)
December 31, 2010
Common stock and warrants	$577	$(10)
Restricted common stock and warrants	2,085	—
	$2,662	$(10)

As of December 31, 2011 and 2010, approximately $542 and $666, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by the clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

4.  Securities Owned and Securities Sold, But Not Yet Purchased  – (continued)

Securities are recorded at fair value and classified as follows:

	December 31, 2011
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$191	$1,823	$—	$2,014
Total	$191	$1,823	$—	$2,014

	December 31, 2011
Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$68	$10	$—	$78
Total	$68	$10	$—	$78

	December 31, 2010
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$577	$2,085	$—	$2,662
Total	$577	$2,085	$—	$2,662

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$—	$10	$—	$10
Total	$—	$10	$—	$10

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market value, the underlying securities market volatility, the term of the warrants, exercise price, and risk free return rate. As of December 31, 2011 and 2010, the fair value of the warrants are $1,005 and $1,907, respectively, and are included in common stock and warrants (level 2) above.

5.  Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Ladenburg and Securities America has elected to compute its net capital under the alternative method allowed by this rule. At December 31, 2011, Ladenburg had regulatory net capital of $5,573, which exceeded its minimum capital requirement of $250, by $5,323. At December 31, 2011, Securities America had regulatory net capital of $8,263, which was $8,013 in excess of its required net capital of $250.

Investacorp and Triad have elected to compute net capital using the traditional method under the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and a ratio of aggregate indebtedness to net capital, that shall not exceed 15 to 1. At December 31, 2011, Investacorp had net capital of $1,781, which was $1,515 in excess of its required net capital of $266. Investacorp’s net capital ratio was 2.24 to 1. At December 31, 2011, Triad had net capital of $2,677, which was $2,184 in excess of its required net capital of $493. Triad’s net capital ratio was 2.77 to 1.

Ladenburg, Securities America, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000. At December 31, 2011, Premier Trust had stockholders’ equity of $1,769.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

6.  Fixed Assets

Components of fixed assets, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2011	2010
Cost:
Leasehold improvements	$4,605	$3,050
Computer equipment	8,343	2,308
Furniture and fixtures	1,683	1,079
Other	3,996	1,485
	18,627	7,922
Less: accumulated depreciation and amortization	(6,616)	(5,117)
Total	$12,011	$2,805

7.  Intangible Assets

At December 31, 2011 and 2010, intangible assets subject to amortization consisted of the following:

	Estimated Useful Life (years)	December 31, 2011		December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	1 & 7.7	$21,422	$882	$426	$426
Relationships with financial advisors	20 & 9.2	67,895	5,576	24,707	3,555
Vendor relationships	7	3,613	1,966	3,613	1,450
Covenants not to compete	5 & 2.2	1,724	1,219	1,717	875
Customer accounts	10 & 6.9	2,029	767	2,029	518
Trade names	7.2 & 10	12,290	288	23	1
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	1,004	574	1,004	417
Referral agreement	6.6	124	25	122	6
Other	6	67	42	67	29
Total		$112,754	$13,925	$36,294	$9,863

Aggregate amortization expense amounted to $4,060, $2,941 and $3,116 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2011 is 9.67 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2012	$11,683
2013	11,525
2014	11,249
2015	10,822
2016	10,623
2017 – 2027	42,927
$98,829

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

8.  Goodwill

Changes to the carrying amount of goodwill during the years ended December 31, 2011 and 2010 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Total
Balance as of January 1, 2010	$301	$29,438	$29,739
Acquisition of Premier	—	15	15
Benefit applied to reduce goodwill	—	(35)	(35)
Balance as of December 31, 2010	$301	$29,418	$29,719
Acquisition of Securities America	—	61,526	61,526
Benefit applied to reduce goodwill	—	(84)	(84)
Balance as of December 31, 2011	$301	$90,860	$91,161

The annual impairment tests performed at December 31, 2011 and 2010 did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below the carrying amount of their net assets. For 2011 and 2010, the carrying amount of goodwill was reduced by $84 and $35, respectively, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to one of the Company’s subsidiaries.

9.  Notes Receivable from Financial Advisors

From time to time, the Company’s broker-dealer subsidiaries may make loans to their financial advisors. These loans are primarily given to newly recruited brokers to assist in the transition process. As described in Note 3, in connection with the Securities America acquisiton, the Company made retention loans aggregating $20,000 to Securities America’s financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging from 0% to 8.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2017. The notes are amortized over the forgiveness period which generally ranged from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of December 31, 2011, the allowance amounted to $339.

The net carrying value of notes receivable, which are recorded at cost, as of December 31, 2011 and 2010 was $44,308 and $1,464, respectively, which approximates fair value. Fair value is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted present value amount

10.  Deferred Compensation Plan

Securities America has a deferred compensation plan which allows certain members of management and qualified, financial advisors to defer a portion of their compensation and commissions. Participants can elect various distribution options, but must be a plan participant for five years before any distributions can be made. Securities America has purchased variable life insurance contracts with cash surrender values that are designed to replicate the gains and losses of the deferred compensation liability and are held in a consolidated Rabbi Trust. The cash surrender values of the life insurance contracts held in the Rabbi Trust are intended to informally fund a portion of the deferred compensation liability. Securities America is the owner and beneficiary of these policies, for which the aggregated cash surrender value

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

10.  Deferred Compensation Plan  – (continued)

totaled $12,161 as of December 31, 2011. The deferred compensation liability of $18,701 as of December 31, 2011 reflects the current value of the deferred compensation benefits, which is subject to change with market value fluctuations. The deferred compensation liability is equal to the theorized value of the underlying employee investment fund elections in the plan. Changes in the value of the assets or liabilities are recognized in the consolidated statements of operations.

11.  Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a tax year ending September 30th.

Income taxes consist of the following:

	Federal	State and Local	Total
2011:
Current	$—	$311	$311
Deferred	(14,066)	(2,524)	(16,590)
Benefit applied to reduce goodwill	—	84	84
	$(14,066)	$(2,129)	$(16,195)
2010:
Current	$(75)	$208	$133
Deferred	617	76	693
Benefit applied to reduce goodwill	—	35	35
	$542	$319	$861
2009:
Current	$—	$123	$123
Deferred	781	165	946
	$781	$288	$1,069

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax loss as a result of the following differences:

	2011	2010	2009
Loss before income taxes	$(12,302)	$(10,090)	$(17,604)
Benefit under statutory U.S. tax rates	(4,183)	(3,431)	(5,985)
Increase (decrease) in taxes resulting from:
(Decrease) increase in valuation reserve	(12,600)	3,615	6,659
Other nondeductible items	129	319	569
State taxes	206	137	81
Other, net	253	221	(255)
Income tax (benefit) expense	$(16,195)	$861	$1,069

The Company accounts for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and financial statement basis of its assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11.  Income Taxes  – (continued)

Deferred tax amounts are comprised of the following at December 31:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforwards	$31,558	$31,290
AMT credit carryforward	303	250
Accrued expenses	1,572	984
Compensation and benefits	10,809	9,429
Deferred compensation liability	7,163	—
Depreciation and amortization	(2,438)	431
Other	45	84
Unrealized gain	991	261
Intangibles	(25,760)	859
Goodwill	(5,284)	(2,418)
	18,959	41,170
Valuation allowance	(25,507)	(43,588)
Net deferred taxes	$(6,548)	$(2,418)

As discussed in Note 3, a net deferred tax liability of approximately $20,539 was recorded on the acquisition of Securities America for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities. As Securities America will be included in the Company’s consolidated federal and certain combined state and local income tax returns, deferred federal and a substantial portion of state and local tax liabilities assumed in the acquisition are able to offset the reversal of the Company’s pre-existing deferred tax assets. Accordingly, the Company’s deferred tax valuation allowance has been reduced to the extent of $18,329 of the deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the year ended December 31, 2011.

Realization of deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to goodwill, which is amortized for tax purposes, will reverse when goodwill is disposed of or impaired. Because such period is not determinable and, based on available evidence, management was unable to determine that realization of the deferred tax assets was more likely than not, management has provided a valuation allowance at December 31, 2011 and 2010 to fully offset the deferred tax assets.

At December 31, 2011, the Company had an aggregate net operating loss carryforward of approximately $89,000 for federal income tax purposes expiring in various years from 2015 through 2031. Goodwill for tax purposes recognized in connection with the acquisition of Triad by the Company, all of which is tax deductible, exceeded the amount of goodwill recognized in the financial statements. Authoritative accounting guidance in effect when the acquisition was consummated requires the tax benefit for the excess goodwill to be recognized when realized and applied first to reduce goodwill and thereafter reduce non-current intangible assets with the remaining benefit recognized as a reduction of income tax expense. The federal net operating loss carryforward at December 31, 2011 includes $1,315 applicable to amortization of excess tax goodwill. Upon utilization of the carryforward the related tax benefit will be applied to reduce goodwill. The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2011.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11.  Income Taxes  – (continued)

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

The Company’s tax years 2007 through 2011 remain open to examination by most taxing authorities.

Securities America was included in consolidated federal and state income tax returns filed by Ameriprise. Accordingly, Securities America is jointly, with other members of the consolidated group, and severally liable for any additional taxes that may be assessed against the group. In connection with the acquisition Ameriprise has agreed to indemnify the Company for any such assessments imposed on any members of the group other than Securities America.

Ameriprise has disclosed that the IRS is currently auditing its U.S. income tax returns for 2008 and 2009 and that certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. Ameriprise has also disclosed that federal and state income tax returns remain open for the years after 2009.

12.  Notes Payable

Notes payable consisted of the following:

	December 31,
	2011	2010
Note payable under revolving credit agreement	$22,550	$16,950
Note payable to former Triad shareholders, net of $39 of unamortized discount at December 31, 2010	—	1,247
Notes payable to clearing firm under forgivable loans	22,143	8,571
Note payable to a subsidiary of Premier Trust’s former shareholder	904	1,111
Notes payable to finance Securities America acquisition, net of $9,113 of unamortized discount	151,587	—
Total	$197,184	$27,879

The Company estimates that the fair value of notes payable approximated $184,883 at December 31, 2011 and $28,625 at December 31, 2010 based on anticipated current rates at which similar amounts of debt could then be borrowed. As of December 31, 2011, the Company is in compliance with all debt covenants in its debt agreements.

Revolving Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of the Company’s chairman of the board and principal shareholder, and borrowed $30,000. Borrowings under the Frost Gamma credit agreement bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. On August 25, 2009, the revolving credit agreement was amended to extend the maturity date to August 25, 2016. In connection with the Securities America acquisition, on August 16, 2011, the Company entered into a second amendment to the revolving credit agreement, under which available borrowings were increased by $10,000 to an aggregate of $40,000.

The note issued under the credit agreement contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Under the revolving credit agreement, Frost Gamma received a warrant to purchase 2,000,000 shares of LTS common stock. The warrant is exercisable at any time during its

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12.  Notes Payable  – (continued)

ten-year term at an exercise price of $1.91 per share, the closing price of the Company’s common stock on the Investacorp acquisition date. The warrant, which is classified as debt issue cost, was valued at $3,200 based on the Black-Scholes option pricing model, and is being amortized under the straight-line method over the remaining term of the revolving credit agreement. The Company may repay outstanding amounts at any time prior to the maturity date of August 25, 2016, without penalty, and may re-borrow up to the full amount of the agreement.

Triad Note

On August 13, 2008, as part of the consideration paid for Triad, the Company issued a three-year promissory note in the aggregate principal amount of $5,000 to Triad’s then shareholders. The note, which bore interest at 2.51% per annum, was paid in 12 equal quarterly installments and was satisfied on August 13, 2011. The note was initially recorded at $4,384 based on an imputed interest rate of 11%.

NFS Forgivable Loans

On November 4, 2011, the primary clearing firm of the Company’s subsidiaries, National Financial Services LLC (“NFS”), a Fidelity Investments® company, provided the Company with a seven-year, $15,000 forgivable loan. The Company used the forgivable loan proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, the Company may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets.

In connection with the entering into the new forgivable loan, Securities America and the Company’s other broker-dealer subsidiaries amended their clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, the Company and NFS amended the terms of the 2009 forgivable loan made by NFS to the Company such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without the Company being required to satisfy the annual clearing revenue targets previously established. Interest on the 2009 loan accrues at the prime rate plus 2%. Upon meeting annual revenue targets, principal and interest of $1,429 and $450, respectively, in 2011 and principal and interest of $1,429 and $525, respectively, in 2010 were forgiven and included in other income.

The Company has expensed, and will continue to expense, interest under the loan agreements prior to forgiveness.

The forgivable loan agreements contain other covenants including limitations on the incurrence of additional indebtedness, maintenance of minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreements may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreements are secured by the Company’s (but not its broker-dealer subsidiaries’) deposits and accounts held at NFS or its affiliates, which amounted to $3,260 at December 31, 2011.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12.  Notes Payable  – (continued)

Premier Trust Note

On September 1, 2010, as part of the consideration paid for Premier Trust, the Company issued a four-year, non-negotiable promissory note in the aggregate principal amount of $1,161 to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum and is payable in 15 equal quarterly installments.

Securities America Notes

On November 4, 2011 (the “Closing Date”), in connection with the Securities America acquisition, the Company entered into a loan agreement with various lenders (the “Lenders”), under which the Lenders provided a loan to the Company in an aggregate principal amount of $160,700, a portion of which was used to fund the cash paid on the closing of the acquisition. Interest on the loan is payable quarterly, commencing on December 31, 2011, at 11% per annum. Interest is payable in cash; provided that (i) from December 31, 2011 until November 4, 2013, the Company may, without the consent of any Lender, elect to satisfy its interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, the Company may also pay interest-in-kind with the consent of certain Lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. The Company paid the interest due on December 31, 2011 in cash and did not elect to make payment-in-kind. Ten percent (10%) of the principal amount of the loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of the loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. The Company may voluntarily repay the loan at any time without premium or penalty. The notes issued under the loan rank senior in right of payment to all of the Company’s indebtedness incurred after the Closing Date and will rank at least equal in right of payment with the claims of all of the Company’s existing unsecured and unsubordinated creditors. Also, so long as amounts remain outstanding and unpaid under such notes, the Company may not, without the consent of the Lenders, create, incur or suffer to exist any indebtedness for borrowed money (other than existing indebtedness as the same may be amended or extended, or trade payables incurred in the ordinary course of business) that is not subordinated in all respects to the indebtedness under such notes. The notes contain customary events of default, which, if uncured, permit the Lenders to accelerate the maturity date of the loan. On the Closing Date, the Company paid a one-time aggregate funding fee of $804 to the Lenders and issued warrants to purchase an aggregate of 10,713,332 shares of the Company’s common stock. The Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of the Company’s common stock on the Closing Date, as reported by the NYSE Amex. The Warrants may be exercised in cash, by net exercise or pursuant to a Lender’s surrender of all or a portion of the principal amount of such Lender’s note.

The warrants were valued at $9,428 utilizing the Black-Scholes option pricing model using the following inputs:

Dividend yield	0.00%
Expected volatility	62.19%
Risk-free interest rate	0.88%
Expected life (in years)	5

The value of the warrants were credited to Additional Paid-in Capital with a corresponding reduction in the carrying value of the notes as debt discount, which is being amortized over the term of the notes by the interest method.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12.  Notes Payable  – (continued)

The Lenders include Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company’s Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder of the Company, and Richard J. Lampen, the Company’s President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and Richard J. Lampen were $135,000, $15,000 and $200, respectively. A special committee of the Company’s Board of Directors was formed to review and consider the terms of the loan, the notes issued thereunder and the Warrants, and, upon such review and consideration, which included the advice of the Committee’s independent financial advisor, the committee determined that the financing is fair from a financial point of view to the Company and its unaffiliated shareholders.

13.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through February 2018. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through April 2016. Minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2012	$9,080	$4,778	$4,302
2013	8,663	4,839	3,824
2014	8,352	4,839	3,513
2015	5,073	2,033	3,040
2016	2,455	4	2,451
2017	2,429	—	2,429
2018	340	—	340
Total	$36,392	$16,493	$19,899

Deferred rent of $2,333 and $2,928 at December 31, 2011 and 2010, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

Litigation and Regulatory Matters

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (other than Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. On July 9, 2009, plaintiff filed its Third Amended Complaint, which contained only common law claims; the plaintiff seeks compensatory damages from the defendants of at least $660,000 and punitive damages of $400,000. On September 15, 2011, Ladenburg’s motion to dismiss plaintiff’s Third Amended Complaint was granted in part and denied in part. The Company believes the claims are without merit and intends to vigorously defend against them.

In July 2004, a suit was filed in the U.S. District Court for the Eastern District of Arkansas by Pet Quarters, Inc. against Ladenburg, a former employee of Ladenburg and a number of other firms and

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

13.  Commitments and Contingencies  – (continued)

individuals. The plaintiff alleged, among other things, that certain defendants (not Ladenburg) purchased convertible securities from the plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. Ladenburg acted as placement agent and not as principal in those transactions. On February 21, 2012, the parties entered into a settlement agreement resolving all claims. The settlement amount payable by Ladenburg, which was not material, was accrued at December 31, 2011.

In July 2008, a suit was filed by BankAtlantic and BankAtlantic Bancorp, Inc. against Ladenburg and a former Ladenburg research analyst. The plaintiffs alleged, among other things, that research reports issued by defendants were false and defamatory, and that defendants were liable for defamation per se and negligence; the amount of the alleged damages was unspecified. In February 2010, the plaintiffs entered into a settlement agreement with Ladenburg resolving all claims against Ladenburg. On July 1, 2010, the plaintiffs and the former research analyst dismissed the remaining claims with prejudice. In November 2010, the former research analyst commenced an arbitration claim against Ladenburg, the Company, and two Company directors for, among other things, indemnification and breach of contract, seeking reimbursement of expenses and other purported damages incurred in defending the suit. On March 3, 2012, the parties entered into a settlement agreement resolving all claims. The settlement amount payable by the Company, which was not material, was accrued at December 31, 2011.

In January 2011, two former clients of Triad filed an arbitration claim concerning their U.S Internal Revenue Code Section 1031 like-kind exchange investments made in 2006. On January 9, 2012, the arbitration panel issued an order dismissing all claims.

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

Eight arbitration claims and three lawsuits were filed against Triad by former clients asserting that a former registered representative of Triad sold them, not through Triad, guaranteed investments that were fraudulent. The clients have asserted, among other claims, claims for fraud, theft, conversion, securities law violations, failure to supervise, respondeat superior, and breach of fiduciary and other duties. Seven of the claims have been settled; amounts paid in connection with these settlements were not material. The remaining one arbitration claim and three lawsuits seek a total of $830 in compensatory damages, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In March 2011, a former client of Triad filed an arbitration claim concerning unit investment trusts and other investments purchased in the client’s account; the total investment amount was $12,000. The client has asserted claims for negligence, breach of fiduciary duty, unsuitability, negligent supervision, and violations of state securities statutes, and is seeking an unspecified amount of compensatory damages. The Company believes the claims are without merit and intends to vigorously defend against them.

In August 2011, a former client of Investacorp filed an arbitration claim asserting that a former registered representative of Investacorp invested the client’s funds in an unsuitable variable annuity and engaged in risky options trading in the client’s account; further, the claim asserts that the former registered representative sold the client, not through Investacorp, investments in fraudulent alternative business ventures. The claimant seeks damages between $500 and $1,000. The Company believes the claims are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

13.  Commitments and Contingencies  – (continued)

In October 2011, a suit was filed in the U.S. District Court for the District of Delaware by James Zazzali, as Trustee for the DBSI Private Actions Trust, against fifty firms, including BYA and Triad, and their purported parent corporations, alleging liability for purported fraud in the marketing and sale of DBSI securities. The plaintiff has alleged, among other things, that the defendants failed to conduct adequate due diligence and violated securities laws. The plaintiff seeks an unspecified amount of compensatory damages as well as other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. The complaint alleges that the defendants, including Ladenburg, are liable for violations of federal securities laws. The complaint seeks unspecified damages. The Company believes that the claims are without merit and intends to vigorously defend against them.

In December 2011, a purported class action suit was filed in the U.S. District Court for the Western District of Washington against HQ Sustainable Maritime Industries, Inc. (“HQS”), various individuals, Ladenburg and another broker-dealer as underwriters of 2009 and 2010 offerings of HQS common stock. The complaint alleges that the defendants, including Ladenburg, are liable for violations of federal securities laws. The complaint seeks unspecified damages. The Company believes that the claims are without merit and intends to vigorously defend against them.

During the fourth quarter of 2009, one of the Company’s broker-dealer subsidiaries had a short-term net-capital deficiency, discovered during a routine regulatory review, which was not disclosed properly on a monthly FOCUS report. Following investigation of the matter, the Company implemented corrective actions with respect to the net capital issue, as well as other issues that arose during the course of the investigation. These corrective actions included reporting the deficiency to governmental and self-regulatory organizations, filing amended FOCUS reports for historical periods, implementing new procedures to monitor net capital compliance, and terminating the employees who had primary responsibility for monitoring and reporting its net capital. The Company is unable to determine whether and to what extent any governmental and/or self-regulatory organizations may seek to discipline the subsidiary concerning this matter. Such disciplinary actions could include fines, a suspension of such subsidiary’s operations and/or rescission of revenues relating to the period of non-compliance, any of which could have a material adverse effect on the subsidiary’s results of operations and financial condition.

In July 2009, the SEC instituted actions against two issuers of private placement interests (Medical Capital Holding, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by Securities America. This resulted in several lawsuits, regulatory inquiries, state administrative complaints and a significant number of FINRA arbitrations against Securities America and affiliated parties. These actions and arbitrations generally allege violations of state and/or federal securities laws in connection with Securities America’s sales of these private placement interests. Except for an administrative complaint filed by the state of Montana, substantially all of these actions were settled prior to the Company's acquisition of Securities America. On February 13, 2012, the state of New Hampshire commenced an action against Securities America and two financial advisors in connection with the sales of Medical Capital interests. Ameriprise has agreed to indemnify the Company for any loss related to all pending and future actions involving the sale of these interests.

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

13.  Commitments and Contingencies  – (continued)

offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company includes an estimate of such amount in accounts payable and accrued liabilities.

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $650 at December 30, 2011 and $286 at December 31, 2010 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

14.  Off-Balance-Sheet Risk and Concentrations of Credit Risk

Ladenburg, Securities America, Investacorp and Triad do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing broker, which maintains cash and the customers’ accounts and clears such transactions. Also, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities create exposure to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing broker, as each of these entities has agreed to indemnify the clearing broker for any resulting losses. Each of these entities continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Ladenburg, Securities America, Investacorp and Triad securities transactions are provided by two clearing brokers who are large financial institutions. At December 31, 2011 and December 30, 2010, amounts due from these clearing brokers was $27,368 and $18,073, respectively, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of its business, Ladenburg, Investacorp, Triad and Securities America may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of December 31, 2011 and December 31, 2010, these entities were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg, Triad and Securities America sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities and Ladenburg, Triad and Securities America will incur a loss if the market value of the securities increases subsequent to December 31, 2011.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

15.  Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to purchase up to an additional 5,000,000 shares. As of December 31, 2011, 2,069,300 shares had been repurchased for $3,246 under the program.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

15.  Shareholders’ Equity  – (continued)

In April 2009, the Company repurchased 4,500,000 shares of common stock at a price of $0.60 per share (an aggregate of $2,700) in a privately-negotiated transaction. This purchase was not made under the Company’s share repurchase program.

Warrants

As of December 31, 2011, outstanding warrants to acquire the Company’s common stock were as follows:

Expiration Date	Exercise Price	Number of Shares
2013	$.95	450,000
2016	.94	1,417,500
2016	.96	600,000
2016	.68	2,300,000
2016	1.68	10,713,332
2017	1.91	2,000,000
		17,480,832

In April 2010, the Company entered into an agreement with former employees to reduce the exercise price of warrants to purchase 2,300,000 shares of common stock to $0.68 from $0.96 per share. This modification resulted in a charge to non-cash compensation of $243, based on the excess of the fair value of the modified warrant over the fair value of the original warrant immediately before the modification.

In connection with the financing of the Securities America acquisition, in November 2011, the Company issued to the Lenders five-year warrants to purchase 10,713,332 shares of common stock at $1.68 per share (see Note 12).

16.  Per Share Data

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2011 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	2011	2010	2009
Net income (loss)	$3,893	$(10,951)	$(18,673)
Weighted average common shares outstanding – basic	183,023,590	175,698,489	168,623,375
Effect of dilutive securities:
Common stock options	3,616,816	—	—
Warrants to purchase common stock	2,313,636	—	—
Restricted shares	59,986	—	—
Dilutive potential common shares	5,990,438	—	—
Weighted average common shares outstanding – diluted	189,014,028	175,698,489	168,623,375
Net income (loss) per share:
Basic and diluted	$0.02	$(0.06)	$(0.11)

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

16.  Per Share Data  – (continued)

During 2011, 2010 and 2009, options, warrants and restricted stock to purchase 13,337,994, 30,012,740 and 27,921,290 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

17.  Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2011, 58,884 shares of LTS common stock were issued to employees under this plan, at prices ranging from $1.09 to $2.36; during 2010, 62,274 shares of LTS common stock were issued to employees under this plan, at prices ranging from $0.89 to $1.19; during 2009, 210,048 shares were issued at prices ranging from $0.50 to $0.68 per share; resulting in a capital contribution of $84, $63 and $118 for 2011, 2010 and 2009, respectively.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provide for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The plans each provide for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2011, 12,253,506 and 648,154 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17.  Stock Compensation Plans  – (continued)

A summary of the status of the 1999 Plan at December 31, 2011 and changes during the years ended December 31, 2011, 2010 and 2009 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	15,712,415	$1.56	7.69	$343
Granted	1,105,000	0.83
Exercised	(26,875)	0.58
Forfeited	(1,301,000)	1.48
Expired	(372,250)	3.57
Options outstanding, December 31, 2009	15,117,290	1.46	6.91	200
Granted	3,200,000	0.90
Exercised	(706,050)	0.59
Forfeited	(416,000)	1.96
Expired	—	—
Options outstanding, December 31, 2010	17,195,240	1.38	6.53	2,980
Granted	1,655,000	1.27
Exercised	(634,772)	0.88
Forfeited	(65,000)	1.73
Expired	(385,000)	2.72
Options outstanding, December 31, 2011	17,765,468	$1.36	6.03	$19,977
Vested or expected to vest	17,700,775	$1.36	6.02	$19,892
Options exercisable, December 31, 2011	12,962,593	$1.44	5.24	$13,598

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17.  Stock Compensation Plans  – (continued)

A summary of the status of the 2009 Plan at December 31, 2011 and changes during the years ended December 31, 2011, 2010 and 2009 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Granted	140,000	$0.79		$—
Options outstanding, December 31, 2009	140,000	0.79	9.75	—
Granted	1,105,000	1.03		—
Options outstanding, December 31, 2010	1,245,000	1.00	9.34	211
Granted	11,320,743	1.61
Exercised	(50,000)	0.80
Forfeited	(11,749)	1.68
Options outstanding, December 31, 2011	12,503,994	$1.55	9.59	$11,651
Vested or expected to vest	11,325,788	$1.54	9.58	$10,644
Options exercisable, December 31, 2011	466,250	$1.05	8.54	$666

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the option plans. A summary of the status of these options at December 31, 2011 and changes during the years ended December 31, 2011, 2010 and 2009 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	6,250,000	$1.32	7.83	$334
Exercised	(486,000)	0.47
Options outstanding, December 31, 2009	5,764,000	1.39	6.97	112
Exercised	(639,000)	0.47
Forfeited	(650,000)	0.66
Options outstanding, December 31, 2010 and 2011	4,475,000	$1.63	6.44	$177
Vested or expected to vest	4,475,000	$1.63	5.44	$3,819
Options exercisable, December 31, 2011	4,475,000	$1.63	5.44	$3,819

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17.  Stock Compensation Plans  – (continued)

The weighted-average grant date fair value of employee and director options granted during the years ended December 31, 2011, 2010 and 2009 was $0.82, $0.58 and $0.58, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	81.15%	92.23%	96.8%
Risk-free interest rate	2.28%	2.77%	2.57%
Expected life (in years)	6.23	6.25	6.2

On November 4, 2011, in connection with the Securities America acquisition, the Company granted to independent financial advisors ten-year options to purchase an aggregate of 8,020,743 shares of the Company’s common stock at an exercise price of $1.68 per share. The options vest in four equal annual installments beginning on the first anniversary of the grant date. The Company valued the options at $9,531 (fair value of $1.19 per option) on the date of grant using the Black-Sholes option pricing model using the following weighted-average assumptions.

Year Ended December 31, 2011
Dividend yield	0.00%
Expected volatility	62.16%
Risk-free interest rate	2.06%
Expected life (in years)	10.0

The weighted average expected life for the 2011, 2010 and 2009 grants to employees and directors reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company estimates the expected term for stock options awarded to independent financial advisors using the contractual term. Expected volatility for the option grants for 2009, 2010, and 2011, prior to the acquisition of Securities America, was based on the Company’ historical volatility over the same number of years as the expected life prior to the option grant date. Expected volatility in 2011 after the Securities America acquisition was based on blended volatility comprised of the historical volatility of the common stock of the Company and its peers over the same number of years as the expected life, prior to the option grant date.

Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards’ estimated value at the most recent reporting date.

As of December 31, 2011, there was $17,840 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including restricted shares referred to below. This cost is expected to be recognized over the vesting periods of the options and restricted shares, which on a weighted-average basis is approximately 3.2 years.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 amounted to $762, $960 and $146, respectively. Tax benefits related to option exercise were not deemed to be realized since net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises and the deferred tax assets related to those net operating losses have been fully reserved.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17.  Stock Compensation Plans  – (continued)

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the years ended December 31, 2011, 2010 and 2009, non-cash compensation expense relating to stock option agreements granted employees and advisors amounted to $4,014, $5,439 and $6,984, respectively.

On September 1, 2005, the Company granted to certain advisors options to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.51 per share under the 1999 Plan. The options, which expire on August 31, 2015, vested 25% on each of the first four anniversaries of the grant date. The Company recorded a charge of $528 for the fair value of the options for the years ended December 31, 2009, based on the Black-Scholes option pricing model.

In September 2010, the Company granted 200,000 restricted shares of the Company’s common stock to employees pursuant to the 2009 Plan with vesting conditioned upon the employees continued employment at September 23, 2012. During 2011 and 2010, 5,000 and 2,500 shares, respectively, were forfeited resulting in 192,500 outstanding restricted shares at December 31, 2011. For the years ended December 31, 2011 and 2010, the Company has recorded an expense of $105 and $28, respectively, associated with the grants, and there was unrecognized compensation cost of $67 at December 31, 2011 included above.

18.  Segment Information

The Company has two operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp, Securities America and Triad to their independent contractor financial advisors and Premier Trust which includes the wealth management services. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. During 2011, the Premier Trust segment was reclassified into the independent brokerage and advisory services segment due to the complementary nature of Premier Trust’s operations to those of the Company’s independent broker-dealer subsidiaries.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

18.  Segment Information  – (continued)

Segment information for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Independent Brokerage and Advisory Services(1)	Ladenburg	Corporate		Total
2011
Revenues	$230,897	$41,459	$1,244		$273,600
Pre-tax income (loss)	1,787	(3,131)	(10,958	)(2)	(12,302)
Identifiable assets	322,245	18,437	6,463		347,145
Depreciation and amortization	4,567	996	69		5,632
Interest	3,191	89	3,263		6,543
Capital expenditures	1,381	58	—		1,439
Non-cash compensation	1,072	1,014	1,928		4,014
2010
Revenues	$151,379	$41,194	$1,953		$194,526
Pre-tax income (loss)	1,086	(4,364)	(6,812	)(2)	(10,090)
Identifiable assets	78,306	21,484	2,035		101,825
Depreciation and amortization	2,290	1,620	68		3,978
Interest	26	16	3,199		3,241
Capital expenditures	498	110	—		608
Non-cash compensation	1,735	1,464	2,240		5,439
2009
Revenues	$111,931	$38,671	$73		$150,675
Pre-tax income (loss)	802	(8,006)	(10,400	)(2)	(17,604)
Identifiable assets	72,108	20,940	1,589		94,637
Depreciation and amortization	2,311	1,764	68		4,143
Interest	19	21	3,937		3,977
Capital expenditures	61	338	—		399
Non-cash compensation	1,938	2,270	3,326		7,534

(1)	Includes Premier Trust from September 1, 2010 and Securities America from November 4, 2011.
(2)	Includes interest, compensation, acquisition related expense, professional fees and other general and administrative expenses.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

19.  Related Party Transactions

On August 13, 2010, Investacorp entered into a five-year office lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Phillip Frost, M.D., the Company’s chairman of the board and principal shareholder. The lease which, commenced on October 1, 2010, provides for aggregate payments during the five-year term of approximately $1,574 and minimum annual payments of $337. Rent expense under such lease amounted to $252 and $84 in 2011 and 2010, respectively.

In 2007, the Company entered into a lease for office space with FREH, which expired in January 2012 and the Company is in discussion regarding renewal of such lease. This lease provides for minimum annual payments of $481. Rent expense under such lease amounted to $536, $512 and $490 in 2011, 2010 and 2009, respectively.

The Company is a party to an agreement with Vector Group Ltd. (“Vector”), where Vector has agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial, tax and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns. Various executive officers and directors of Vector and its subsidiary New Valley serve as members of the board of directors of the Company and Vector and its subsidiaries own approximately 8.1% of the Company’s common stock at December 31, 2011. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. Beginning January 1, 2012, the agreement was amended to reflect additional services to be provided as a result of the Securities America acquisition and to increase the annual fee from $600 to $750. The Company paid Vector $600 in each of 2011, 2010 and 2009 related to the agreement.

Howard Lorber, the vice-chairman of the Company’s board of directors, a firm he serves as a consultant to, and affiliates of that firm received insurance commissions aggregating approximately $105, $208 and $14 in 2011, 2010 and 2009, respectively, on various insurance policies issued for the Company and its subsidiaries.

See Note 12 for information regarding loan transactions involving related parties.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

20.  Quarterly Financial Data (Unaudited)

	Quarters
	1st		2nd		3rd		4th
2011:
Revenues	$57,202		$60,231		$48,898		$107,269
Expenses	56,447	(a)	59,710	(a)	51,684	(a)(c)	118,061	(a)(c)
Income (loss) before income taxes	$755		$521		$(2,786)		$(10,792)
Net income (loss)	$409		$200		$(3,070)		6,354	(d)
Basic income (loss) per common share(b)	$0.00		$0.00		$(0.02)		$0.03
Diluted income (loss) per common share(b)	$0.00		$0.00		$(0.02)		$0.03
Basic weighted average common shares	183,366,512		183,048,031		182,810,137		182,870,313
Diluted weighted average common shares	186,327,158		187,005,916		182,810,137		194,014,913

(a)	Includes $957, $1,127, $688 and $1,242 charge for non-cash compensation in the first, second, third and fourth quarters 2011 respectively.
(b)	Due to rounding, the sum of the quarters’ basic and diluted income (loss) per common share amounts does not equal the full fiscal year amount.
(c)	Includes $700 and $2,271, in acquisition related expenses in the third and fourth quarters respectively, and $1,634 of amortization of retention loans in the fourth quarter.
(d)	Includes deferred tax benefit of $18,329 resulting from reduction of valuation allowance (see Note 11).

	Quarters
	1st	2nd	3rd	4th
2010:
Revenues	$43,971	$47,584	$48,363	$54,608
Expenses	48,135 (a)	49,625 (a)	51,341 (a)	55,515 (a)
Loss before income taxes	$(4,164)	$(2,041)	$(2,978)	$(907)
Net loss	$(4,403)	$(2,229)	$(3,205)	$(1,114)
Basic and diluted loss per common share(b)	$(0.03)	$(0.01)	$(0.02)	$(0.01)
Basic and diluted weighted average common shares	167,893,655	170,744,411	181,327,242	182,605,129

(a)	Includes $1,760, $1,605, $1,291 and $783 charge for non-cash compensation in the first, second, third and fourth quarters 2010, respectively.
(b)	Due to rounding, the sum of the quarters’ basic and diluted loss per common share amounts does not equal the full fiscal year amount.