Form 10-K/A
period 2011-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2012-04-30
CIK 1029730

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

As of April 24, 2012, there were 183,838,530 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

Ladenburg Thalmann Financial Services Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (“Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.  Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K.  This Amendment does not reflect events occurring after the filing date of the Original 10-K or modify or update those disclosures affected by subsequent events.

2

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

Henry C. Beinstein, 69 Director since 2001	Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since 1994. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Mr. Beinstein has been a director of Castle Brands Inc., an NYSE Amex listed company which markets and imports premium spirits, since January 2009. Since January 2005, Mr. Beinstein has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 75 Director since 2004

Dr. Frost has served as chairman of our board of directors since July 2006. He also served as a member of our board of directors from May 2001 until July 2002. In March 2010, Dr. Frost was named chairman of the board of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, and had previously served as vice chairman of the board of directors since January 2006. Since March 2007, he has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. From 1972 to 1986, Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc., and from 1987 to January 2006, he served as chairman of the board of directors and chief executive officer of IVAX Corporation. Dr. Frost also serves as chairman of the board of directors of PROLOR Biotech, Inc., a development stage biopharmaceutical company. Dr. Frost is a currently a director of Castle Brands Inc. He also serves as Chairman of Temple Emanu-El, as a member of the Florida Council of 100 and as a trustee for each of the University of Miami, the Scripps Research Institute, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost previously served as a director for Northrop Grumman Corp., Ideation Acquisition Corp., Continucare Corporation, Protalix Bio Therapeutics, Inc., and Cellular Technical Services Company, Inc. (now SafeStitch Medical, Inc.), as chairman of Ivax Diagnostics, Inc., citizen regent of the board of regents of the Smithsonian Institute and as governor and co-vice-chairman of the American Stock Exchange (now NYSE Amex). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry knowledge, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Brian S. Genson, 63 Director since 2004	Mr. Genson has been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson also serves as a managing director of F1Collectors.com and F1 Action located in Buntingford, England, which is engaged in investing in the motor sport industry. Mr. Genson was also responsible for introducing Ben and Jerry’s Ice Cream Company to the Japanese market. Mr. Genson also serves as a director of Nathan’s Famous. Mr. Genson's pertinent experience, qualifications, attributes and skills include managerial experience and experience he has attained through his service as a director of publicly-traded corporations.

Saul Gilinski, 57 Director since 2006	Mr. Gilinski has served as president and a director of Osmopharm S.A., a Swiss-based manufacturer of modified release pharmaceutical active ingredients, since 1999. He has served as the chairman of C.I. Farmacapsulas S.A., a manufacturer of pharmaceutical capsules, since 1985. Since December 2003, Mr. Gilinski has served as chairman of Capscanada Corporation, a Canada-based manufacturer of pharmaceutical capsules. Since 1994, he has served as chairman of Ajix, Inc., a distribution import/export company. He is also a director of Premier Commercial Realty, Inc., a commercial property developer in South Florida. Mr. Gilinski's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and managerial experience.

Dr. Richard M. Krasno, 70 Director since 2006	Dr. Krasno has served as the executive director of the William R. Kenan, Jr. Charitable Trust and as president of the four affiliated William R. Kenan, Jr. Funds since October 1999. Prior to joining the Trust, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. Dr. Krasno also serves as Chairman of the Board of Directors of the University of North Carolina Health Care System. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Dr. Krasno's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and managerial experience.

Richard J. Lampen, 58 Director since 2002	Mr. Lampen has been our president and chief executive officer since September 2006. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. Since October 2008, Mr. Lampen has served as president and chief executive officer and a director of Castle Brands Inc. From October 1995 to December 2005, Mr. Lampen served as the executive vice president and general counsel of New Valley Corporation, where he also served as a member of its board of directors. Since January 1997, Mr. Lampen has served as a director of SG Blocks, Inc. (formerly CDSI Holdings Inc.), and from November 1998 until November 2011 served as its president and chief executive officer. From May 1992 to September 1995, Mr. Lampen was a partner at the law firm of Steel Hector & Davis in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a managing director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers from 1986 to April 1992. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company since 2002 and as president and chief executive officer since 2006, his industry experience, his managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Howard M. Lorber, 63 Director since 2001	Mr. Lorber has been vice chairman of our board of directors since July 2006. Previously, Mr. Lorber had been chairman of our board of directors from May 2001 to July 2006. Mr. Lorber has been president and chief executive officer of Vector Group since January 2006 and has served as a director of Vector Group since January 2001. He served as president and chief operating officer of Vector Group from January 2001 to December 2005. From November 1994 to December 2005, Mr. Lorber served as president and chief operating officer of New Valley, where he also served as a director. Mr. Lorber was chairman of the board of directors of Hallman & Lorber Assoc. Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; chief executive officer from November 1993 to December 2006 and executive chairman of the board of directors since January 2007 of Nathan’s Famous; and a director of United Capital Corp., a real estate investment and diversified manufacturing company. He is also a trustee of Long Island University. Mr. Lorber's pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge, financial literacy and the knowledge and experience he has attained through his service as a director and chief executive officer of publicly-traded corporations.

Jeffrey S. Podell, 71 Director since 2004	Mr. Podell is a private investor. He also serves as a director of Vector Group since November 1993. Mr. Podell was a member of the New York State Bar Association from 1965 until March 2010. Mr. Podell’s pertinent experience, qualifications, attributes and skills include managerial experience, financial literacy and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Richard J. Rosenstock, 61 Director since 1999	From May 2001 until December 2002, Mr. Rosenstock served as vice chairman of our board of directors and from August 1999 until December 2002, served as our chief operating officer. He also served as our president from August 1999 until May 2001. Since January 2003, Mr. Rosenstock has been a registered representative of Ladenburg Thalmann & Co. Inc., one of our broker-dealer subsidiaries. Mr. Rosenstock was affiliated with Ladenburg Capital Management Inc., one of our subsidiaries, from 1986 until December 2002, serving from May 2001 as Ladenburg Capital Management’s chief executive officer. From January 1994 until May 1998, he served as an executive vice president of Ladenburg Capital Management and was its president from May 1998 until November 2001. Mr. Rosenstock's pertinent experience, qualifications, attributes and skills include his industry knowledge and the experience he has attained through his service as a director of a publicly-traded corporation.

Jacqueline M. Simkin, 69 Director since 2011	Ms. Simkin has been the owner and president of Simkin Management Inc., a company which manages investments since 1996. From September 2008 until October 2011, Ms. Simkin served as a director of Continucare Corporation. She was a member of the boards of Alpnet Inc., a publicly-traded information and translation services company, and Thompson Nutritional Technology Inc. from 1998 through 2000. From 1987 to 1995, Ms. Simkin served on the board of directors of the Intercontinental Bank. Ms. Simkin served in various management capacities at The Denver Brick Company including serving as the Chairperson and Chief Executive Officer from 1999 through 2001. Ms. Simkin developed real estate from 1976 to 1986 and is a retired member of the British Colombia Bar Association. Ms. Simkin’s pertinent experience, qualifications, attributes and skills include her managerial experience, financial literacy and the knowledge and experience she has attained through her service as a director of publicly-traded corporations.

Mark Zeitchick, 47 Director since 1999	Mr. Zeitchick has been our executive vice president since September 2006. From August 1999 until December 2003, Mr. Zeitchick served as one of our executive vice presidents and from September 2006 until December 2011, Mr. Zeitchick served as president and chief executive officer of Ladenburg Thalmann & Co. Inc. Mr. Zeitchick has been a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick has been Ladenburg Capital Management’s co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital Management. From May 2001 until November 2001, he served as chairman of Ladenburg Capital Management, and became co-chairman in November 2001. Mr. Zeitchick's pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge and the knowledge and experience he has attained through his service as a director of a publicly-traded corporation.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. Besides Messrs. Lampen and Zeitchick, who are also directors and whose biographical information is contained above, we have the following executive officers.

Brett Kaufman, 40 years old, became our chief financial officer in April 2008 and became a senior vice president in April 2010. From April 1999 until March 2008, Mr. Kaufman was employed at Bear, Stearns & Co. Inc., serving in various capacities and most recently as managing director and director of financial planning and analysis in the Controller's Group. While at Bear Stearns, Mr. Kaufman was responsible for providing strategic leadership and oversight for the company’s financial reporting, planning, budgeting and forecasting initiatives on a worldwide basis. From October 1994 until April 1999, Mr. Kaufman was in the Audit and Business Advisory Services division of PricewaterhouseCoopers LLP. He holds a B.S. in Accounting from Binghamton University and is a certified public accountant.

Adam Malamed, 40 years old, became our chief operating officer in January 2012. Prior to his appointment, Mr. Malamed served as co-chief operating officer of Ladenburg Thalmann & Co. Inc. since September 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended December 31, 2011.

Code of Ethics

In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. The code of ethics is available at http://ir.stockpr.com/ladenburg/governance-documents under the heading "Code of Business Conduct and Ethics."

Corporate Governance

Nominating Committee Information

Our nominating committee oversees the selection of director nominees. The nominating committee considers persons identified by its members, management, investors, investment bankers and others. The nominating committee does not have a written charter, nor does it have any formal criteria for nominees. However, we feel that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure and be willing to devote significant time to the promotion of the oversight duties of the board of directors of a public company. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last disclosed such procedures in our definitive proxy statement on Schedule 14A, filed with the SEC on October 6, 2011.

Audit Committee

 Our board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Henry C. Beinstein (Chairman), Saul Gilinski, Jeffrey S. Podell and Jacqueline M. Simkin comprise our Audit Committee. Our board has determined that each member of the audit committee is an independent director and is financially literate as required by applicable SEC and NYSE Amex rules.

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

Henry C. Beinstein, Brian S. Genson, Dr. Richard Krasno and Jacqueline M. Simkin, each of whom is an independent director, currently comprise our compensation committee. The committee's responsibilities include:

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

Our compensation committee has established compensation policies designed to provide competitive compensation levels that integrate pay with our annual performance and reward above average corporate performance, recognize individual initiative and achievements and assist us in attracting and retaining qualified executives. Our compensation committee may engage outside advisors, experts and others to assist it in determining executive compensation. No such advisors or experts were retained in connection with the compensation paid for the year ended December 31, 2011.

The compensation committee makes all final determinations with respect to executive compensation, based on an appraisal of our financial status. Our chief executive officer may make recommendations to the compensation committee relating to the compensation of executive officers, but the compensation committee has full autonomy in determining executive compensation. Other than standard fees for board and committee service, which are determined by the full board, the compensation committee considers and approves all director compensation.

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

Base Salary.  Generally, we set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We seek to maintain base salary amounts at or near the industry norms, while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. Base salaries are not anticipated to be the sole component of total annual cash compensation. We review base salaries annually, subject to terms of employment agreements, and our compensation committee seeks to adjust base salaries to realign them with industry norms based on a review of publicly-available compensation information after taking into account individual responsibilities, performance and experience. We do not use specific industry benchmarks, however. As part of the annual compensation review process, the compensation committee in April 2011 increased Mr. Kaufman’s salary from $200,000 to $225,000, effective April 1, 2011.

Brokerage Commissions.  If an executive is a registered representative, part of the executive’s total compensation is a percentage of the brokerage commissions derived from customer accounts for which such executive is the designated account representative. We believe this form of additional compensation helps incentivize our executives who are registered representatives. For each of fiscal 2009, 2010 and 2011, Mark Zeitchick was the only named executive officer who was paid brokerage commissions.

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

In 2011, we granted a $500,000 cash bonus to each of Richard Lampen, our president and CEO, and Mark Zeitchick, our executive vice president and the former president and CEO of Ladenburg Thalmann & Co. Inc.; and a $150,000 cash bonus to Brett Kaufman, our senior vice president and chief financial officer. We also granted a $500,000 cash bonus to each of Dr. Phillip Frost, our chairman, and Howard Lorber, our vice-chairman. These bonuses were based on the contributions made by these individuals to our performance in 2011, including the development of new business. Additional considerations for the bonuses for Messrs. Lampen, Zeitchick and Kaufman for 2011 included the successful acquisition of Securities America; our positive EBITDA, as adjusted; significant growth in revenues and asset levels at our independent brokerage businesses, together with progress on the consolidation of their back office functions; the new forgivable loans received from our primary clearing firm and the other benefits obtained from revised clearing agreements; and the growth of the investment banking business. Bonus payments for our executive officers in 2011 were higher than those paid in 2010. The increased amounts were due to our compensation committee’s subjective assessment of our overall performance in the context of the business environment, in which we operated, including increased EBITDA, as adjusted, in 2011 as compared to 2010.

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

On January 31, 2012, we granted options to purchase 750,000 shares to Dr. Frost, options to purchase 600,000 shares to each of Messrs. Lorber, Lampen and Zeitchick and options to purchase 125,000 shares to Mr. Kaufman. The exercise price for these options is $2.80 per share (a premium to the closing market price of $2.40 on the grant date). In March 2011, we granted options to purchase 600,000 shares to each of Dr. Frost and Messrs. Lorber, Lampen and Zeitchick and options to purchase 125,000 shares to Mr. Kaufman. The exercise price for these options is $1.28 per share (a premium to the closing market price of $1.02 on the grant date). The foregoing options vest in four equal annual installments beginning on the first anniversary of the grant date.

We generally grant equity awards through the 1999 Plan and the 2009 Plan. Each of the 1999 Plan and the 2009 Plan is intended to comply with the regulations issued under Section 162(m) of the Internal Revenue Code and is administered by our compensation committee. To the extent permitted under the provisions of these plans, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards.

Other Compensation.  We maintain various employee benefit plans, including medical, dental, life and disability insurance and 401(k) plans, and these plans are available to all salaried employees. We pay all medical and dental insurance premiums for certain of our executive officers as provided in their respective employment agreements. Commencing in 2011, we are reimbursing Mr. Lampen, on an after-tax basis, for various automobile expenses and health and dental insurance premiums.

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

Consideration of our Most Recent Shareholder Advisory Vote on Executive Compensation

Last year, at our 2011 Annual Meeting, our shareholders cast an advisory vote on executive compensation, referred to as a “say-on-pay proposal”, as required by Section 14A of the Exchange Act. At the 2011 Annual Meeting, our shareholders overwhelmingly approved the say-on-pay proposal, and we have considered such approval an endorsement of our executive compensation philosophy and programs. Therefore, our executive compensation philosophy and programs have remained substantially unchanged since last year. The next say-on-pay proposal will be included in our proxy statement for our 2012 Annual Meeting.

Summary Compensation Table

The following table shows the compensation paid to our officers listed below, who we refer to as Named Executive Officers, for 2011, 2010 and 2009.

					Non-Equity
				Option	Incentive Plan	All Other
Name and Principal Position	Fiscal	Salary	Bonus	Awards	Compensation	Compensation		Total
	Period	($)	($)	($)(1)	($)	($)		($)
Richard J. Lampen, chief executive officer and president (2)	2011	—	500,000	434,400	—	31,455	(3)	965,855

	2010	—	200,000	323,640	—	—		523,640

	2009	—	—	—	—	—		—

Mark Zeitchick , executive vice president;	2011	325,000	500,000	434,400	—	468,624	(4)	1,728,024

	2010	250,000	200,000	323,640	—	166,678	(4)	940,318

	2009	250,000	100,000	—	—	205,929	(4)	555,929

Brett H. Kaufman, senior vice president and chief financial officer	2011	218,750	150,000	90,500	—	—		459,250

	2010	200,000	115,000	26,970	—	—		341,970

	2009	200,000	100,000	—	—	—		300,000

(1)	Represents the aggregate grant date fair value of stock options granted for the year ended December 31, 2011 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in note 17 to our audited financial statements for the year ended December 31, 2011 included in our Original 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized by the named executive officer.

(2)	Does not include payments to Vector Group under the management services agreement with Vector Group described under the caption “Compensation Arrangements for Executive Officers” below.

(3)	Represents reimbursement of automobile expenses ($26,069) and health and dental insurance premiums.

(4)	Represents commissions earned from customer accounts for which the individual is a designated account representative ($458,663, $159,264 and $199,031 in 2011, 2010 and 2009) and health and dental insurance premiums paid by us.

Compensation Arrangements for Executive Officers

Richard J. Lampen serves as our president and chief executive officer under a management services agreement with Vector Group. Under this agreement, Vector Group makes Mr. Lampen’s services available to us and will provide, upon our request, other financial, tax and accounting resources, including assistance in complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns, in exchange for an annual fee of $600,000 (which increased to $750,000, effective January 1, 2012), payable in quarterly installments, and an indemnification by us of Vector Group. The management agreement is terminable by either party on 30 days’ prior notice. Commencing in 2011, Mr. Lampen is being reimbursed for various automobile and health and dental insurance expenses. In February 2012, we paid a $500,000 discretionary bonus to Mr. Lampen for 2011, which is reflected in the Summary Compensation Table above.

Mark Zeitchick serves as our executive vice president and previously served as president and chief executive officer of Ladenburg Thalmann & Co. Inc. Under his employment agreement, Mr. Zeitchick receives an annual base salary of $325,000, a percentage of commissions from customer accounts for which he is a designated account representative, health and dental insurance premiums and a discretionary bonus. In February 2012, we paid a $500,000 discretionary bonus to Mr. Zeitchick for 2011, which is reflected in the Summary Compensation Table above. The current term of the agreement with Mr. Zeitchick, which automatically renews for successive one year periods unless terminated by either party upon 30 days’ prior written notice, is through December 31, 2012.

Brett Kaufman has served as our senior vice president and chief financial officer under the terms of an employment letter providing for a $200,000 annual base salary, which was increased to $225,000 effective April, 2011. He is also eligible for an annual discretionary bonus, which was $150,000 for 2011 and is reflected in the Summary Compensation Table above. The current term of the agreement with Mr. Kaufman, which automatically renews for successive one year periods unless terminated by either party upon 60 days’ prior written notice prior to the expiration of the then current term, is through December 31, 2012.

Grants of Plan-Based Awards in 2011

The following table shows grants made to our Named Executive Officers in 2011. The grant date fair value of option awards may not be realized by the individuals.

					All Other
					Option
		Estimated Future			Awards:
		Payouts Under			Number of	Exercise or
		Non-Equity Incentive			Securities	Base Price	Grant Date
		Plan Awards			Underlying	of Option	Fair Value of
	Grant	Threshold	Target	Maximum	Options	Awards	Option Award (1)
Name	Date	($)	($)	($)	(#)	($)	($)

Richard J. Lampen	03/02/11	—	—	—	600,000	1.28	434,000

Mark Zeitchick	03/02/11	—	—	—	600,000	1.28	434,400

Brett Kaufman	03/02/11	—	—	—	125,000	1.28	90,500

(1)	Represents the aggregate grant date fair value of stock options granted for the year ended December 31, 2011 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the officer. Assumptions used in the calculation of such amount are included in note 17 to our audited financial statements for the year ended December 31, 2011 included in our Original 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized.

Outstanding Equity Awards at December 31, 2011

The following table summarizes the outstanding option awards held by our Named Executive Officers at December 31, 2011.

	Option Awards
				Equity
				Incentive Plan
				Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying	Option
	Unexercised	Unexercised		Unexercised	Exercise
	Options (#)	Options (#)		Unearned	Price	Option
Name	Exercisable	Unexercisable		Options (#)	($)	Expiration Date
Richard J. Lampen	20,000	0		—	0.88	01/09/2012
	20,000	0			0.22	11/14/2012
	20,000	0			0.30	09/16/2013
	20,000	0			0.48	03/02/2015
	600,000	0			0.88	07/17/2016
	20,000	0			1.39	11/05/2016
	20,000	0			2.30	06/28/2017
	600,000	0			2.30	07/25/2017
	450,000	150,000	(1)		1.58	10/30/2018
	150,000	450,000	(2)		0.90	01/14/2020
	0	600,000	(3)		1.28	03/02/2021

Mark Zeitchick	250,000	0		—	0.88	01/09/2012
	125,000	0			1.01	05/25/2014
	150,000	0			0.58	08/17/2015
	600,000	0			0.88	07/17/2016
	600,000	0			2.30	07/25/2017
	450,000	150,000	(1)		1.58	10/30/2018
	150,000	450,000	(2)		0.90	01/14/2020
	0	600,000	(3)		1.28	03/02/2021

Brett H. Kaufman	112,500	37,500	(4)	—	2.30	03/24/2018
	12,500	37,500	(2)		0.90	01/14/2020
	0	125,000	(3)		1.28	03/02/2021

(1)	These options vest October 30, 2012.
(2)	These options vest in three equal annual installments beginning on January 14, 2012.
(3)	These options vest in four equal annual installments beginning on March 2, 2012.
(4)	These options vest March 24, 2012.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options during 2011.

Pension Benefits

We do not provide pension benefits to our Named Executive Officers.

Stock Options and Warrants Issued Outside of Equity Plans

As of December 31, 2011, stock options issued outside of our equity plans to purchase an aggregate of 4,475,000 shares of our common stock at exercise prices ranging from $1.05 per share to $1.91 per share and warrants to purchase 17,480,832 shares of our common stock at exercise prices ranging from $0.68 per share to $1.91 per share were outstanding. See “Equity Compensation Plan Information” below.

Qualified Employee Stock Purchase Plan

On November 6, 2002, our shareholders approved the QESPP, under which a total of 5,000,000 shares of our common stock are available for issuance. On November 1, 2006, our shareholders approved an amendment to increase the number of shares available for issuance under the plan to 10,000,000 shares. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock during designated periods. Designated periods have been initially set at three months long and commence on January 1st, April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. On the first day of each such period, known as the “date of grant,” each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an “exercise date.” On the exercise date, amounts withheld during the period will be applied to purchase shares for the employee from us. The purchase price will be 95% of the last sale price of our common stock on the exercise date. As of December 31, 2011, 4,165,374 shares of common stock had been issued under the QESPP.

Potential Termination or Change in Control Payments

Mark Zeitchick and Brett H. Kaufman have employment agreements with us that provide for potential payments in the event of their termination.

Under Mr. Zeitchick's employment agreement, if his employment is terminated for any reason other than death, we are required to pay to Mr. Zeitchick all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for him and his family, providing coverage no less extensive than that in effect on the date hereof, and pay for any required deductibles under such insurance, until the earlier of (i) two years after his termination or (ii) until he receives similar coverage, without pre-existing condition limitations, after the expiration of any waiting periods, from a subsequent employer, as well as the cost of insurance, hospitalization, medical or other benefits we make available to our employees. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2011 for any reason other than his death was approximately $20,000. In the event of Mr. Zeitchick’s death, we are required to pay to, or on behalf of, Mr. Zeitchick’s spouse or designated beneficiary, if he is survived by a spouse or designated beneficiary, or if not, to his estate, for one year from the date of death, all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for his family, providing coverage no less extensive than that in effect on the date of the agreement, any required deductibles under such insurance, as well as the cost of insurance, hospitalization, medical or other benefits made available by us to our employees so that Mr. Zeitchick’s beneficiary may participate. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2011 as a result of his death was approximately $0.

Under Mr. Kaufman’s employment agreement, we are required to pay Mr. Kaufman a severance amount equal to his annual base salary ($225,000 at December 31, 2011) due to his termination by us without "Cause" or by him for "Good Reason." In the event that Mr. Kaufman's employment is terminated due to death or "Disability," Mr. Kaufman will be entitled to receive a pro-rata bonus for the year of termination based on his bonus for the prior year ($150,000 in the case of any termination in 2012). Also, Mr. Kaufman and his family will be entitled to receive subsidized health and dental benefits for a period of up to 18 months following any termination due to death, "Disability," without "Cause" or with "Good Reason" (approximately $30,000 at December 31, 2011). The total estimated payment in the event Mr. Kaufman’s employment had been terminated on December 31, 2011 as a result of his death or disability was approximately $145,000.

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

Also, certain of our option agreements contain clauses that provide that in the event of a change in control of our company, or upon the death or disability of the option holder, all stock options under such an agreement become fully vested. The unrealized value of in-the-money unvested stock options subject to accelerated vesting are shown below as potential payments to the Named Executive Officers. The unrealized value was calculated by multiplying the number of unvested shares under “Outstanding Equity Awards at December 31, 2011” above by the closing price of a share of common stock on December 30, 2011 ($2.48), then deducting the aggregate exercise price of the unvested stock options.

	Change-in-Control	Death	Disability
Name	($)	($)	($)

Richard J. Lampen	1,566,000	1,566,000	1,566,000
Mark Zeitchick	1,566,000	1,566,000	1,566,000
Brett H. Kaufman	216,000	216,000	216,000

Director Compensation

Directors who are also employees receive no cash compensation for serving as directors. Each of our non-employee directors receives annual director fees of $20,000 (increased to $30,000, effective January 1, 2012), payable in quarterly installments. Audit committee, compensation committee and nominating committee members each receive an additional annual fee of $10,000, $5,000 and $5,000, respectively. The chairman of the executive committee (if he is not an employee) receives an additional annual fee of $100,000. Also, each non-employee director receives $1,000 and $500 per board and committee meeting (increased to $1,500 and $750, effective January 1, 2012), respectively, that he attends. Upon their election or re-election, as the case may be, we grant our non-employee directors ten-year options under our 1999 Plan or 2009 Plan to purchase 20,000 common shares at fair market value on the grant date. We also reimburse directors for costs incurred in attending board and committee meetings.

In addition, for 2011, we paid a discretionary bonus of $500,000 in February 2012 to each of Phillip Frost, M.D., our chairman, and Howard Lorber, our vice-chairman as a result of our subjective determination of their individual contributions to our company. In January 2012, we granted each of Dr. Frost and Mr. Lorber an option to purchase 750,000 and 600,000 shares, respectively, of our common stock at an exercise price of $2.80 per share (a premium to the closing market price of $2.24 on the grant date).

The following table summarizes non-employee director compensation for 2011. Compensation for directors who are also Named Executive Officers is included in the Summary Compensation Table above.

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards(1)	Total
Name	($)	($)	($)	($)

Henry C. Beinstein	48,000	—	19,640	67,640
Robert J. Eide(2)	37,883	—	—	37,833
Phillip Frost, M.D.	624,000	—	454,040	1,078,040
Brian S. Genson	30,500	—	19,640	50,140
Saul Gilinski	35,500	—	19,640	55,140
Howard M. Lorber	524,000	—	454,040	978,040
Dr. Richard M. Krasno	35,500	—	19,640	55,140
Jeffrey S. Podell	35,500	—	19,640	55,140
Jacqueline M. Simkin	13,732	—	42,820	56,552

(1)	Represents the aggregate grant date fair value of stock options granted for the year ended December 31, 2011 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the director. Assumptions used in the calculation of such amount are included in note 17 to our audited financial statements for the year ended December 31, 2011 included in our Original 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized.

(2)	Mr. Eide resigned as a director on September 14, 2011.

The aggregate number of outstanding option awards at December 31, 2011 was as follows:

Name	Aggregate Number of Option Awards
Henry C. Beinstein	180,000
Robert J. Eide (1)	60,000
Phillip Frost, M.D.	4,740,000
Brian S. Genson	140,000
Saul Gilinski	120,000
Howard M. Lorber	2,280,000
Dr. Richard M. Krasno	120,000
Jeffrey S. Podell	140,000
Jacqueline M. Simkin	40,000

(1)	Mr. Eide resigned as a director on September 14, 2011.

Compensation Committee Interlocks and Insider Participation

In 2011, none of our executive officers or directors was a member of the board of directors of any other company where the relationship would be considered a committee interlock under SEC rules.

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

Henry C. Beinstein

Brian S. Genson

Dr. Richard Krasno

Jacqueline M. Simkin

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Share Ownership

The table below shows the number of shares of common stock beneficially owned as of April 10, 2012 by:

•	those persons or groups known to us to beneficially own more than 5% of our common stock,
•	each of our directors,
•	each Named Executive Officer, and
•	all directors and Named Executive Officers as a group.

The percentage of shares is based on the 183,838,530 shares of common stock outstanding on April 13, 2012.

	Beneficial ownership of our common stock
Name and Address of Beneficial Owner	Number of Shares		Percent

Phillip Frost, M.D. and related entities 4400 Biscayne Boulevard, 15th Floor Miami, Florida 33137	68,577,130	(1)	34.55%

New Valley LLC 100 S.E. Second Street Miami, FL 33131	14,891,205	(2)	8.05%

Howard M. Lorber	4,626,674	(3)	2.50%

Mark Zeitchick	4,461,336	(4)	2.40%

Richard J. Rosenstock	3,331,086	(5)	1.81%

Richard J. Lampen	2,940,250	(6)	1.58%

Jacqueline M. Simkin	1,670,640	(7)	*

Adam Malamed	1,217,478	(8)	*

Saul Gilinski	1,113,600	(9)	*

Dr. Richard M. Krasno	395,500	(10)	*

Brett H. Kaufman	221,250	(11)	*

Henry C. Beinstein	182,835	(12)	*

Jeffrey S. Podell	162,013	(13)	*

Brian S. Genson	150,000	(14)	*

All directors and executive officers as a group (13 persons)	89,049,792	(15)	42.85%

*	Less than 1 percent.

(1)	Represents (i) 10,943,699 shares of common stock held by Frost Gamma Investments Trust, a trust organized under Florida law (“Gamma Trust”), (ii) 43,013,431 shares of common stock held by Frost-Nevada Investments Trust (“Nevada Trust”), a trust organized under Florida law, (iii) 3,620,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost and (iv) 11,000,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Nevada Trust. Dr. Frost is the sole trustee of both Gamma Trust and Nevada Trust. As the sole trustee of Gamma Trust and Nevada Trust, Dr. Frost may be deemed the beneficial owner of all shares owned by Gamma Trust and Nevada Trust, respectively, by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by such trusts. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Securities Exchange Act of 1934, each of Dr. Frost, Gamma Trust and Nevada Trust will be deemed to be the beneficial owner of the shares held by any other such person. The foregoing information was derived from a Schedule 13D filed with the SEC on December 9, 1997, as amended, as well as from information made known to us.

(2)	New Valley LLC is wholly-owned by Vector Group Ltd. Includes 1,000,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Vector Group Ltd.

(3)	Represents (i) 2,669,580 shares of common stock held directly by Mr. Lorber, (ii) 301,227 shares of common stock held by Lorber Epsilon 1999 Limited Partnership, a Delaware limited partnership, (iii) 220,800 shares of common stock held by Lorber Alpha II Limited Partnership, a Nevada limited partnership, (iv) 1,435,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber and (v) 67 shares of common stock held of record by Citibank N.A. as custodian for the benefit of Howard Lorber Rollover IRA. Mr. Lorber indirectly exercises sole voting power and sole dispositive power over the shares of common stock held by the partnerships. Lorber Epsilon 1999 LLC, a Delaware limited liability company, is the general partner of Lorber Epsilon 1999 Limited Partnership. Lorber Alpha II Limited Partnership is the sole member of, and Mr. Lorber is the manager of, Lorber Epsilon 1999 LLC. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Does not include (i) the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lorber serves as an executive officer and director of its parent, Vector Group Ltd., (ii) shares of common stock issuable upon the exercise of currently exercisable warrants beneficially owned by Vector Group Ltd, and (iii) 465,524 shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers.

(4)	Represents (i) 2,086,336 shares of common stock held of record by MZ Trading LLC, of which Mr. Zeitchick is the sole managing member, (ii) 2,375,000 shares of common stock issuable upon exercise of currently exercisable options held by MZ Trading.

(5)	Represents (i) 105,000 shares of common stock held directly by Mr. Rosenstock, (ii) 2,701,586 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, (iii) 59,000 shares of common stock held of record by the NFS/FMTC Rollover IRA for the benefit of Richard J. Rosenstock, (iv) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Roni L. Rosenstock, Mr. Rosenstock’s wife, (v) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Richard J. Rosenstock, (vi) 30,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock and (vii) 425,500 shares of common stock issuable upon exercise of currently exercisable warrants held by Roni L. Rosenstock.

(6)	Represents (i) 726,917 shares of common stock held directly by Mr. Lampen, (ii) 2,200,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lampen and (iii) 13,333 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Lampen. Does not include the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lampen serves as an executive officer of its parent, Vector Group Ltd. or shares of common stock issuable upon the exercise of currently exercisable warrants beneficially owned by Vector Group Ltd.

(7)	Represents (i) 735,640 shares of common stock held by The Jacqueline Simkin Revocable Trust as Amended & Restated 12/16/03, of which Ms. Simkin is the trustee, (ii) 724,000 shares of common stock held by The LTS #2 Grantor Retained Annuity Trust dtd 11/18/11, of which Ms. Simkin is the trustee and (iii) 211,000 shares of common stock held by the The Jacqueline Simkin Charitable Remainder Unitrust dtd 09/06/2002, of which Ms. Simkin is a co-trustee.

(8)	Represents (i) 153,478 shares of common stock held directly by Mr. Malamed, (ii) 762,500 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Malamed and (iii) 301,500 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Malamed.

(9)	Includes 100,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Gilinski.

(10)	Includes 100,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Krasno.

(11)	Includes 206,250 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Kaufman

(12)	Includes (i) 1,532 shares of common stock held of record in the individual retirement account of Mr. Beinstein’s spouse and (ii) 160,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein.

(13)	Includes 120,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Podell.

(14)	Includes 120,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Genson.

(15)	Includes 22,969,083 shares of common stock issuable upon exercise of currently exercisable options and warrants.

Equity Compensation Plan Information

The following table contains information at December 31, 2011 regarding our equity compensation plans.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Weighted-Average	Equity Compensation
	to be Issued Upon		Exercise Price of	Plans
	Exercise of		Outstanding	(Excluding Securities
	Outstanding Options,		Options, Warrants	Reflected in the First
Plan Category	Warrants and Rights		and Rights	Column)
Equity compensation plans approved by security holders	30,269,462		$0.80	12,901,660	(1)
Equity compensation plans not approved by security holders	21,955,832	(2)(3)(4)(5)(6)	$1.65	—

(1)	Consists of 648,154 shares available for future issuance under our 1999 Plan and 12,253,506 under the 2009 Plan.

(2)	Includes warrants to purchase 2,900,000 shares of our common stock at $0.96 per share, issued to former shareholders of Capitalink, L.C. During 2010, the exercise price of warrants to purchase 2,300,000 shares of common stock was adjusted to $0.68.

(3)	Includes warrants to purchase 1,500,000 shares of our common stock at $0.94 per share, issued to acquire Broadwall Capital LLC. In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC to continue as employees of Ladenburg. We granted to such individuals ten-year options to purchase an aggregate of 1,500,000 shares of our common stock exercisable at $0.94 per share. At December 31, 2011, options to purchase 1,475,000 shares remained outstanding and are currently vested.

(4)	Includes warrants to purchase 500,000 shares of our common stock at $0.95 per share, which we issued to acquire a 10% interest in the Florida Value Fund.

(5)	Includes warrants to purchase 2,000,000 shares of our common stock at $1.91 per share, issued to an affiliate of our chairman of the board and our principal shareholder, under a credit agreement in connection with the Investacorp acquisition. In connection with the 2007 Investacorp acquisition, we granted Investacorp’s chairman options to purchase 3,000,000 shares of our common stock at $1.91 per share. These options are currently vested and have a ten-year term.

(6)	Includes warrants to purchase 10,713,332 shares of our common stock at $1.68 per share, which we issued to lenders in connection with the Securities America acquisition.

At December 31, 2011, the warrants and options listed above in notes 2 through 6 were our only equity compensation not issued under an equity compensation plan approved by our shareholders.

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

Related party transactions

In connection with our acquisition of Securities America Financial Corporation (“Securities America”) on November 4, 2011, we entered into a loan agreement with various lenders (the “Lenders”), under which the Lenders provided a loan (the “November 2011 Loan”) to us in an aggregate principal amount of $160,700,000, some of which was used to fund a portion of the purchase price for Securities America. Interest on the November 2011 Loan is payable quarterly, commencing on December 31, 2011, at 11% per annum. Interest is payable in cash; provided that (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any Lender, elect to satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date during such period, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain Lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 Loan at any time without premium or penalty. The notes contain customary events of default, which, if uncured, permit the Lenders to accelerate the maturity date of the November 2011 Loan.

The aggregate principal amount outstanding under the November 2011 Loan at December 31, 2011 was $160,700,000.

At closing, we paid a one-time aggregate funding fee of $803,500 to the Lenders and issued to the Lenders warrants (“Warrants”) to purchase an aggregate of 10,713,332 shares of our common stock. The Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the closing date, as reported by the NYSE Amex.

The Lenders include Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our Chairman of the Board and principal shareholder, Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a more than 5% holder of our shares, and Richard J. Lampen, our President and Chief Executive Officer. The principal amounts loaned by Frost Nevada, Vector Group and Mr. Lampen were $135,000,000, $15,000,000 and $200,000, respectively. A special committee of our board reviewed and considered the terms of the loan agreement, the notes and the Warrants, and, upon such review and consideration, which included the advice of the Committee’s independent financial advisor the Committee, determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

In connection with our acquisition of Investacorp in 2007, we entered into a $30,000,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Phillip Frost, our chairman of the board and our principal shareholder. Borrowings under the credit agreement bear interest at a rate of 11% per annum, payable quarterly. In August 2009, the revolving credit agreement was amended to extend the maturity date to August 25, 2016. In connection with the Securities America acquisition, in August 2011, we entered into a second amendment to the revolving credit agreement, under which available borrowings were increased by $10,000,000 to $40,000,000. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. The largest aggregate principal amount outstanding under this facility in 2011 was $25,950,000. In 2011, we paid to Frost Gamma $11,000,000 in principal and $2,369,385 in interest under this facility. The aggregate principal amount outstanding under this facility at December 31, 2011 was $22,550,000.

Howard Lorber is a consultant to Hallman & Lorber Associates, Inc., a private consulting and actuarial firm, and related entities, which receive commissions from insurance policies written for us. These commissions were approximately $105,000 in 2011. Hallman & Lorber Associates, Inc. continues to provide services to us during 2012.

Robert J. Eide, a former director, is chairman and chief executive officer of Aegis Capital Corp., a brokerage firm which does business with Ladenburg Thalmann & Co. Inc. in the ordinary course on customary terms. Such firm has acted as a selected dealer in several securities offerings in which Ladenburg was a lead underwriter, and commissions and fees paid to Aegis Capital Corp. for these 2011 securities offering were $992,594.

In September 2006, we entered into a management services agreement with Vector Group under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, to serve as our president and chief executive officer and to provide certain other financial, tax and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns. In consideration for such services, we currently pay Vector Group a $600,000 annual fee (which increased to $750,000 in 2012 to reflect additional services to be provided as a result of the Securities America acquisition) plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in providing such services, and have agreed to indemnify Vector Group for any liabilities arising out of the provision of the services. We paid $600,000 in 2011 to Vector Group under this agreement. The agreement is terminable by either party upon 30 days’ prior written notice.

In March 2007, we entered into an office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, for the five-year period ending January 31, 2012. We are currently in negotiations for a new lease and are operating under the terms of the expired lease. The lease was for 15,831 square feet of space in an office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located. The rent is inclusive of operating expenses, property taxes and parking. Rental payments for 2011 amounted to approximately $536,000. We received the advice of a commercial real estate firm at the time we entered into the lease that the lease terms were as fair as could have been obtained from an unaffiliated third party.

In September 2010, Investacorp, Inc. entered into an office lease with Frost Real Estate Holdings, LLC for a five-year lease ending in September 2015. The lease is for 11,475 square feet of space in an office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located. Rental payments for 2011 amounted to approximately $252,000. We received the advice of a commercial real estate firm at the time we entered into the lease that the lease terms were as fair as could have been obtained from an unaffiliated third party.

Ladenburg Thalmann & Co. Inc employs Richard J. Rosenstock, a director, Richard Sonkin, the brother-in-law of Richard J. Rosenstock, and Steven Zeitchick, the brother of director Mark Zeitchick. In 2011, (i) Richard J. Rosenstock received approximately $216,000 in compensation, (ii) Richard Sonkin, received approximately $211,000 in compensation and (iii) Steven Zeitchick received $222,000 in compensation. It is anticipated that each of these individuals will receive in excess of $120,000 in compensation from us in 2012.

Independence of Directors

We follow the NYSE Amex rules in determining if a director is independent. Our board also consults with our counsel to ensure that the board's determination is consistent with those rules and other relevant laws and regulations regarding director independence. In making its independence determinations, our board considered that in the ordinary course of business we may provide commercial and investment banking, financial advisory and other services to some of the independent directors and to business organizations and individuals associated with them. Our board determined that, based on available information, none of these relationships were material or affected the independence of any director. Consistent with these considerations, our board of directors has determined that Messrs. Beinstein, Genson, Gilinski, Krasno and Podell and Ms. Simkin are independent directors. The other directors may not be deemed independent under the NYSE Amex rules because we currently employ them or they have other relationships with us that may result in them being deemed not “independent.” All members of our compensation and nominating committees are independent and all members of our audit committee are independent under those heightened standards applicable to audit committee members.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Independent Registered Public Accounting Firm for 2011 and 2010

EisnerAmper LLP billed us the following amounts for professional services rendered for 2011 and 2010:

	2011	2010
	(in thousands)
Audit fees	$1,005	$675
Audit-Related fees	—	—
Tax fees	—	—
All other fees	221	26

Total fees	$1,226	$701

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

Dated: April 30, 2012

By:	/s/ Brett H. Kaufman
Name: Brett H. Kaufman
Title: Senior Vice President and Chief Financial Officer

