Form 10-Q
period 2012-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2012-05-10
CIK 1029730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Yes ☒  No ☐

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

Yes ☐  No ☒

As of May 3, 2012, there were 183,921,963 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	March 31, 2012 (Unaudited)	December 31, 2011

ASSETS

Cash and cash equivalents	$18,887	$22,628
Securities owned at fair value	5,129	2,014
Receivables from clearing brokers	23,216	27,368
Receivables from other broker-dealers	1,285	513
Notes receivable from financial advisors, net	43,840	44,308
Other receivables, net	18,679	18,873
Fixed assets	11,589	12,011
Restricted assets	320	320
Intangible assets, net	95,904	98,829
Goodwill	90,213	91,161
Unamortized debt issue cost	2,126	2,246
Cash surrender value of life insurance	11,301	12,161
Other assets	16,856	14,713

Total assets	$339,345	$347,145

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$33	$78
Accrued compensation	8,078	10,499
Commissions and fees payable	28,397	25,891
Accounts payable and accrued liabilities	10,903	19,203
Deferred rent	2,175	2,333
Deferred income taxes	6,101	6,548
Deferred compensation liability	17,794	18,701
Accrued interest	5,243	3,265
Notes payable, net of $8,613 and $9,113 unamortized discount in 2012 and 2011, respectively	198,630	197,184
Total liabilities	277,354	283,702

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 183,921,963 in 2012 and 183,253,068 in 2011	18	18
Additional paid-in capital	205,582	204,055
Accumulated deficit	(143,609)	(140,630)

Total shareholders’ equity	61,991	63,443

Total liabilities and shareholders’ equity	$339,345	$347,145

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended
	March 31, (Unaudited)
	2012	2011
Revenues:
Commissions	$79,670	$28,733
Advisory fees	55,438	15,758
Investment banking	6,622	11,113
Principal transactions	(401)	(424)
Interest and dividends	878	157
Service fees and other income	12,508	1,865
Total revenues	154,715	57,202
Expenses:
Commissions and fees	114,088	33,872
Compensation and benefits	19,640	14,143
Non-cash compensation	1,364	957
Brokerage, communication and clearance fees	2,134	1,820
Rent and occupancy, net of sublease revenue	1,676	822
Professional services	1,729	1,031
Interest	6,060	828
Depreciation and amortization	4,063	893
Amortization of retention loans	1,792	—
Other	10,095	2,081
Total expenses	162,641	56,447
(Loss) income before item shown below	(7,926)	755
Change in fair value of contingent consideration	5,555	—
(Loss) income before income taxes	(2,371)	755
Income tax expense	608	346
Net (loss) income	$(2,979)	$409

Net (loss) income per common share (basic and diluted)	$(0.02)	$0.00

Weighted average common shares used in computation of per share data:
Basic	183,820,137	183,366,512
Diluted	183,820,137	186,327,158

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	183,253,068	$18	$204,055	$(140,630)	$63,443

Issuance of common stock under employee stock purchase plan	16,429	—	28	—	28

Exercise of stock options, net of 187,542 shares tendered in payment of exercise price	583,958	—	259	—	259

Exercise of warrants	248,500	—	234	——	234

Stock options granted to consultants and independent financial advisors	—	—	414	—	414

Stock-based compensation to employees	—	—	950	—	950

Repurchase and retirement of common stock	(179,992)	—	(358)	—	(358)

Net loss	—	—	—	(2,979)	(2,979)

Balance, March 31, 2012	183,921,963	$18	$205,582	$(143,609)	$61,991

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,979)	$409
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of contingent consideration	(5,555)	—
Depreciation and amortization	1,138	260
Adjustment to deferred rent	(158)	(150)
Amortization of debt discount	500	21
Amortization of intangible assets	2,925	633
Amortization of debt issue cost	120	70
Deferred income taxes	488	207
Benefit attributable to reduction of goodwill	13	4
Non-cash interest expense of forgivable loan	321	111
Non-cash compensation expense	1,364	957
Disposal of fixed assets	2	—

(Increase) decrease in operating assets:
Securities owned at fair value	(3,115)	788
Receivables from clearing broker	4,152	(3,637)
Receivables from other broker-dealers	(772)	(680)
Other receivables, net	194	126
Notes receivable, net	468	—
Cash surrender value of life insurance	860	—
Other assets	(2,160)	(501)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased	(45)	39
Accrued compensation	(2,421)	399
Accrued interest	1,657	40
Commissions and fees payable	2,506	(275)
Deferred compensation liability	(907)	—
Accounts payable and accrued liabilities	(2,745)	(5)
Net cash used in operating activities	(4,149)	(1,184)

Cash flows from investing activities:
Purchases of fixed assets	(701)	(36)
Decrease in restricted assets	—	50
Net cash (used in) provided by investing activities	(701)	14

Cash flows from financing activities:
Issuance of common stock	521	112
Repurchases of common stock	(358)	(118)
Principal borrowings under revolving credit facility, net	1,000	3,000
Principal payments on other notes payable	(54)	(476)
Net cash provided by financing activities	1,109	2,518

Net (decrease) increase in cash and cash equivalents	(3,741)	1,348
Cash and cash equivalents, beginning of period	22,628	6,927
Cash and cash equivalents, end of period	$18,887	$8,275

Supplemental cash flow information:
Interest paid	$3,462	$580
Taxes paid	140	58

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except share and per share amounts)

1.	Description of Business and Basis of Presentation

Description of Business

Ladenburg Thalmann Financial Services Inc. (the “Company”) is a holding company. Its principal operating subsidiaries are Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), which was acquired November 4, 2011, Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), Triad Advisors, Inc. (‘‘Triad’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’) and Premier Trust, Inc. (‘‘Premier Trust’’).

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

Ladenburg, Securities America, Investacorp and Triad customer transactions are cleared through clearing brokers on a fully-disclosed basis. Each of Ladenburg, Securities America, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Municipal Securities Rulemaking Board. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC, for additional disclosures and a description of accounting policies.

Certain prior year items have been reclassified to conform to the current period’s presentation. All significant intercompany balances and transactions have been eliminated.

The Company has evaluated all subsequent events through the date the financial statements were issued.

LADENBURG THALMANN FINANCIAL SERVICES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited; in thousands, except share and per share amounts)

2.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance which amends fair value disclosures for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures. The Company adopted the disclosure enhancements of this amendment effective as of January 1, 2012.

In September 2011, the FASB issued new accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment testing. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance, which changes how goodwill impairment testing is performed, does not change the timing or measurement of goodwill impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscals years beginning after December 15, 2011. The adoption of this guidance effective January 1, 2012 had no impact on the Company’s financial statements.

3.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of marketable securities owned and securities sold, but not yet purchased, at fair value at March 31, 2012 and December 31, 2011 were as follows:

	Securities owned	Securities sold, but not yet purchased
March 31, 2012
Common stock and warrants	$3,815	$(33)
Restricted common stock and warrants	1,314	—
Total	$5,129	$(33)

December 31, 2011
Common stock and warrants	$191	$(78)
Restricted common stock and warrants	1,823	—
Total	$2,014	$(78)

As of March 31, 2012 and December 31, 2011, approximately $3,954 and $542, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing broker. Under the clearing agreements with such clearing broker, the securities may be sold or hypothecated by such clearing broker.

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

LADENBURG THALMANN FINANCIAL SERVICES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited; in thousands, except share and per share amounts)

•	Level 2 — Inputs other than quoted prices in active markets, which are directly or indirectly observable for the asset or liability.

•	Level 3 — Unobservable inputs for the asset or liability where there is little or no market data, which requires the reporting entity to develop its own assumptions.

Securities are carried at fair value and classified as follows:

As of March 31, 2012:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$3,815	$1,314	$—	$5,129
Total	$3,815	$1,314	$—	$5,129

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$23	$10	$—	$33
Total	$23	$10	$—	$33

As of December 31, 2011:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$191	$1,823	$—	$2,014
Total	$191	$1,823	$—	$2,014

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$68	$10	$—	$78
Total	$68	$10	$—	$78

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market value, the market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return. As of March 31, 2012 and December 31, 2011, the fair value of the warrants was $697 and $1,005, respectively, and is included in common stock and warrants (level 2) above.

4.	Acquisitions-Securities America Acquisition

On November 4, 2011, the Company acquired the outstanding capital stock of Securities America for $150,000 in cash at closing. The Company will also pay, if earned, a cash earn-out over two years, subject to a maximum of $70,000, calculated based on a percentage of the amount, if any, by which Securities America’s consolidated gross revenue and cash spread, each as defined in the stock purchase agreement, for the years ending December 31, 2012 and 2013 exceed certain levels. The purchase price, together with related cash requirements, was financed through various loans (see Note 7).

The total acquisition date fair value of the consideration transferred (“Purchase Price”) is estimated at $157,111, which includes $7,111 for the estimated fair value of the earn-out. Also, the stock purchase agreement provides for a purchase price adjustment based on the working capital of Securities America at the date of acquisition. Such adjustment, which has not been finalized, is not anticipated to be material and will be recorded upon final determination. Legal and other acquisition related costs of approximately $2,971 were incurred and charged to expense.

A liability of $7,111 was recognized for an estimate of the acquisition date fair value of the earn-out which may be paid. The liability was valued using an income based approach based on discounting to present value the earn-out’s probability weighted expected payoff using four earn-out scenarios for both earn-out periods. The fair value measurement of the earn-out is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The significant unobservable inputs used in the fair value measurement of the earn-out are probability of outcomes, projected revenues and weighted average cost of capital. Significant increases (decreases) in any of these inputs in isolation would result in either a significantly lower or higher fair value measurement. As a result of changes in projected revenues based on actual revenues achieved during the period ended March 31, 2012, the estimated fair value of the earn-out decreased by $5,555, which is included in the results of operations for the period ended March 31, 2012.

LADENBURG THALMANN FINANCIAL SERVICES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited; in thousands, except share and per share amounts)

Set forth below are changes in the carrying value of contingent consideration classified as accounts payable and accrued liabilities.

Three Months Ended March 31, 2012
Fair value of contingent consideration as of December 31, 2011	$7,111
Change in fair value of contingent consideration	(5,555)
Fair value of contingent consideration as of March 31, 2012	$1,556

A deferred tax liability had been recorded for the excess of financial statement basis over tax basis of the acquired assets and assumed liabilities with a corresponding increase to goodwill. During the quarter ended March 31, 2012, the Company reduced the deferred tax liability by $935 with a corresponding reduction to goodwill (attributable to the Independent Brokerage and Advisory Services Segment) to correct the liability originally recorded.

Results of operations of Securities America are included in the Company’s consolidated financial statements from the date of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Securities America had occurred at the beginning of 2011. The pro forma net loss reflects amortization of the amounts ascribed to intangible assets acquired in the acquisition, amortization related to forgivable loans, compensation related to stock option grants to independent contractors and employees and interest expense on debt used to finance such acquisition and related cash requirements.

Three Months Ended
March 31, 2011
Total revenue	$180,136
Net loss	$(5,384)
Basic and diluted loss per share	$(0.03)
Weighted average common shares outstanding — basic and diluted	183,366,512

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of 2011, nor should it be taken as indicative of the Company’s future consolidated results of operations.

5.	Net Capital Requirements

As a registered broker-dealer, each of Ladenburg and Securities America is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Ladenburg and Securities America has elected to compute its net capital under the alternative method allowed by this rule. At March 31, 2012, Ladenburg had regulatory net capital of $3,325, which exceeded its minimum capital requirement of $250, by $3,075. At March 31, 2012, Securities America had regulatory net capital of $5,756, which was $5,506 in excess of its required net capital of $250.

Investacorp and Triad have elected to compute net capital using the traditional method under the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and a ratio of aggregate indebtedness to net capital, that shall not exceed 15 to 1. At March 31, 2012, Investacorp had net capital of $3,775, which was $3,462 in excess of its required net capital of $313. Investacorp’s net capital ratio was 1.24 to 1. At March 31, 2012, Triad had net capital of $2,719, which was $2,204 in excess of its required net capital of $515. Triad’s net capital ratio was 2.8 to 1.

LADENBURG THALMANN FINANCIAL SERVICES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited; in thousands, except share and per share amounts)

Ladenburg, Securities America, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including cash of at least $250. At March 31, 2012, Premier Trust had stockholders’ equity of $1,759.

6.	Income Taxes

Income tax expense was $608 and $346 for the three months ended March 31, 2012 and 2011, respectively. The primary components of income tax expense were the tax effects of goodwill, which is amortized for income tax purposes, of $488 and $207 for the three months ended March 31, 2012 and 2011, respectively. The balance of the tax provision principally represents state and city income taxes for each of the periods presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate. The statutory income tax rate for the 2012 period differs from the effective tax rate, primarily as a result of the change in fair value of contingent consideration not subject to income tax and the increase in the valuation allowance attributable to the pre-tax loss as adjusted for permanent differences.

7.	Notes Payable

Notes payable consisted of the following:

	March 31,	December 31,
	2012	2011
Note payable under revolving credit agreement	$23,550	$22,550
Notes payable to clearing firm under forgivable loans	22,143	22,143
Note payable to a subsidiary of Premier Trust’s former shareholder	850	904
Notes payable to finance Securities America acquisition, net of $8,613 and $9,113 of unamortized discount in 2012 and 2011, respectively	152,087	151,587
Total	$198,630	$197,184

The Company estimates that the fair value of notes payable was $186,405 at March 31, 2012 and $184,883 at December 31, 2011 based on then current interest rates at which similar amounts of debt could currently be borrowed (Level 2 inputs). As of March 31, 2012, the Company was in compliance with all debt covenants in its debt agreements.

8.	Commitments and Contingencies

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

In January 2011, two former clients of Triad filed an arbitration claim against Triad concerning variable annuities purchased in 2008. The customers have asserted claims for breach of contract, fraud, negligence, misrepresentation, breach of fiduciary duty, unsuitability, negligent supervision, and violations of state securities statutes, and they are seeking approximately $442 in compensatory damages. The Company believes the claims are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited; in thousands, except share and per share amounts)

Eight arbitration claims and three lawsuits were filed against Triad by former clients asserting that a former registered representative of Triad sold them, not through Triad, guaranteed investments that were fraudulent. The clients have asserted, among other claims, claims for fraud, theft, conversion, securities law violations, failure to supervise, respondeat superior, and breach of fiduciary and other duties. All eight arbitration claims have been settled; amounts paid in connection with these settlements were not material.  The three lawsuits seek a total of $705 in compensatory damages, and other relief.  The Company believes the claims are without merit and intends to vigorously defend against them.

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

In October 2011, a suit was filed in the U.S. District Court for the District of Delaware by James Zazzali, as Trustee for the DBSI Private Actions Trust, against fifty firms, including Securities America and Triad, and their purported parent corporations, alleging liability for purported fraud in the marketing and sale of DBSI securities. The plaintiff has alleged, among other things, that the defendants failed to conduct adequate due diligence and violated securities laws. The plaintiff seeks an unspecified amount of compensatory damages as well as other relief. Defendants’ motions to dismiss the complaint are currently pending. The Company believes the claims are without merit and, if they are not dismissed, intends to vigorously defend against them.

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. The complaint alleges that the defendants, including Ladenburg, are liable for violations of federal securities laws. The complaint seeks unspecified damages. Defendants’ motions to dismiss the complaint are currently pending. The Company believes that the claims are without merit and, if they are not dismissed, intends to vigorously defend against them.

In December 2011, a purported class action suit was filed in the U.S. District Court for the Western District of Washington against HQ Sustainable Maritime Industries, Inc. (“HQS”), various individuals, Ladenburg and another broker-dealer as underwriters of 2009 and 2010 offerings of HQS common stock. The complaint alleges that the defendants, including Ladenburg, are liable for violations of federal securities laws. The complaint seeks unspecified damages. Defendants’ motions to dismiss the complaint are currently pending. The Company believes that the claims are without merit and, if they are not dismissed, intends to vigorously defend against them.

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

LADENBURG THALMANN FINANCIAL SERVICES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited; in thousands, except share and per share amounts)

In July 2009, the SEC instituted actions against two issuers of private placement interests (Medical Capital Holding, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by Securities America. This resulted in several lawsuits, regulatory inquiries, state administrative complaints and a significant number of FINRA arbitrations against Securities America and affiliated parties. These actions and arbitrations generally allege violations of state and/or federal securities laws in connection with Securities America’s sales of these private placement interests. Substantially all of these actions were settled prior to the Company’s acquisition of Securities America. On February 13, 2012, the state of New Hampshire commenced an action against Securities America and two financial advisors in connection with the sales of Medical Capital interests. Ameriprise has agreed to indemnify the Company for any loss related to all pending and future actions involving the sale of these interests.

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

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $130 at March 31, 2012 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

9.	Off-Balance-Sheet Risk and Concentration of Credit Risk

Ladenburg, Securities America, Investacorp and Triad do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to a clearing broker, which maintains cash and the customers’ accounts and clears such transactions. Also, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities create exposure to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing broker, as each of Ladenburg, Securities America, Investacorp and Triad has agreed to indemnify its clearing broker for any resulting losses. Each of Ladenburg, Securities America, Investacorp and Triad continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Ladenburg, Securities America, Investacorp and Triad securities transactions are provided by clearing brokers which are large financial institutions. At March 31, 2012, amounts due from these clearing brokers were $23,216, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of its business, Ladenburg, Investacorp, Triad and Securities America may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of March 31, 2012, these entities were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg, Triad and Securities America sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities and Ladenburg, Triad and Securities America will incur a loss if the market value of the securities increases subsequent to March 31, 2012.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

LADENBURG THALMANN FINANCIAL SERVICES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited; in thousands, except share and per share amounts)

10.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares. Since inception through March 31, 2012, 2,249,292 shares have been repurchased for $3,604 under the program.

Stock Compensation Plans

On January 31, 2012, the Company granted to employees and directors options to purchase an aggregate of 3,630,000 shares of the Company’s common stock at an exercise price of $2.80 per share. The options, which expire on January 31, 2022, vest in four equal annual installments beginning on the first anniversary of the grant date. The Company valued the options at $4,345 using the Black-Scholes option pricing model.

As of March 31, 2012, there was $16,750 of unrecognized compensation cost for stock-based compensation, of which $4,024 related to the 2012 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.90 years for all grants and approximately 3.75 years for the 2012 grants.

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $1,572 and $36, respectively.

11.	Per Share Data

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share. The computations of basic and diluted per share data were as follows:

	2012	2011
Net (loss) income	$(2,979)	$409
Basic weighted-average shares	183,820,137	183,366,512
Effect of dilutive securities:
Common stock options	—	1,561,907
Warrants to purchase common stock	—	1,261,515
Restricted shares	—	137,224
Dilutive potential common shares	—	2,960,646
Weighted average common shares outstanding and dilutive potential common shares	183,820,137	186,327,158
Net (loss) income per share:
Basic and diluted	$(0.02)	$0.00

For the three months ended March 31, 2012 and 2011, options and warrants to purchase 54,992,502 and 20,568,165 common shares, respectively, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

12.	Segment Information

The Company has two operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Securities America, Investacorp and Triad to their independent contractor financial advisors and Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

LADENBURG THALMANN FINANCIAL SERVICES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited; in thousands, except share and per share amounts)

Segment information for the three months ended March 31, 2012 and 2011 was as follows:

	Independent Brokerage and Advisory Services(1)		Ladenburg	Corporate		Total
2012
Revenues	$143,804		$10,876	$35		$154,715
Pre-tax income (loss)	1,315	(2)	(265)	(3,421	)(3)	(2,371)
Identifiable assets	316,887		18,762	3,696		339,345
Depreciation and amortization	3,823		223	17		4,063
Interest	4,466		4	1,590		6,060
Capital expenditures	690		11	—		701
Non-cash compensation	528		272	564		1,364

2011
Revenues	$42,106		$15,266	$(170)		$57,202
Pre-tax income (loss)	1,247		1,576	(2,068	)(3)	755
Identifiable assets	79,807		24,432	1,858		106,097
Depreciation and amortization	610		266	17		893
Interest	6		81	741		828
Capital expenditures	27		9	—		36
Non-cash compensation	135		255	567		957

(1)	Includes Securities America from November 4, 2011.
(2)	Includes $5,555 income from change in the fair value of contingent consideration related to acquisition.
(3)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share data)

Overview

We are engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Investacorp, Inc. (collectively with related companies, “Investacorp”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier Trust"). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

The appealing growth profile of the independent brokerage and advisory business has been a key factor in setting our strategic path. The independent brokerage channel has expanded significantly over the past decade, driven in large part by demographic trends, including the aging of America, the retirement of the baby boomer generation and the rollover of retirement assets from corporate 401(k) and other pension plans to individual IRA accounts. The increasing responsibility of individuals to plan for their own retirement has created demand for the financial advice provided by financial advisors in the independent channel, who are not tied to a particular firm’s proprietary products. These developments have been occurring against a backdrop of the steady migration of client assets and advisors from the wirehouse, insurance and bank channels to the independent channel.

Each of our independent broker-dealers operate separately under it’s own management team, which reflects our recognition that each firm has its own unique culture and strengths. We believe this is an important part of the glue that helps bind the advisors to the firm. At the same time, we have taken advantage of the scale we have created across the multiple firms by spreading costs in areas that are not directly visible to the advisors and their clients, such as technology, accounting and other back office functions. We expect the Securities America acquisition to provide opportunities that add value to our existing businesses. Over time, we expect to roll out Securities America’s industry best practice development and coaching tools to our other advisors, while at a firm-wide level we expect to benefit from adding its management expertise and systems to strengthen risk management and financial reporting. In turn, Securities America's advisors will gain additional resources to enhance their practices, including access to Ladenburg's proprietary research, investment banking and capital markets services and syndicate products, Premier Trust's trust services and LTAM's wealth management solutions.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

LTAM is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg clients as well as clients, of our independent financial advisors.

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

Each of Ladenburg, Securities America, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2011. Please refer to those sections for disclosures regarding the critical accounting policies related to our business.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of Ladenburg, Securities America (since November 4, 2011), Investacorp, Triad, Premier and our other subsidiaries.

	Three months ended March 31,
	2012	2011
Total revenues	$154,715	$57,202
Total expenses	162,641	56,447
Pre-tax (loss) income	(2,371)	755
Net (loss) income	(2,979)	409

Reconciliation of EBITDA, as adjusted, to net (loss) income:

EBITDA, as adjusted	$5,308	$3,418
Add:
Interest income	44	15
Change in fair value of contingent consideration	5,555	—
Less:
Interest expense	(6,060)	(828)
Income tax expense	(608)	(346)
Depreciation and amortization	(4,063)	(893)
Non-cash compensation	(1,364)	(957)
Amortization of retention loans	(1,791)	—
Net (loss) income	$(2,979)	$409

____________

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for change in fair value of contingent consideration, amortization of retention loans made in connection with the Securities America acquisition, non-cash compensation expense, and interest expense is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our board of directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as change in fair value of contingent consideration and amortization of retention loans made in connection with the Securities America acquisition, or do not involve a cash outlay, such as stock-related compensation. The presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

First quarter 2012 EBITDA, as adjusted, was $5,308, an increase of $1,890 from first quarter 2011 EBITDA, as adjusted, of $3,418, primarily because of increased revenue for the 2012 period.

Segment Description

We have two operating segments:

•	Independent brokerage and advisory services – includes the broker-dealer and investment advisory services provided by Securities America, Investacorp and Triad to their independent contractor financial advisors and wealth management services provided by Premier Trust; and

•	Ladenburg – includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

	Three months ended March 31,
	2012	2011
Revenues:
Independent Brokerage and Advisory Services(1)	$143,804	$42,106
Ladenburg	10,876	15,266
Corporate	35	(170)
Total revenues	$154,715	$57,202

Pre-tax income (loss):
Independent Brokerage and Advisory Services(1)(2)	$1,315	$1,247
Ladenburg	(265)	1,576
Corporate(3)	(3,421)	(2,068)
Total pre-tax (loss) income	$(2,371)	$755

_______________

(1)	Includes Securities America since its November 4, 2011 acquisition.
(2)	Includes $5,555 income from change in the fair value of contingent consideration related to acquisition.
(3)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended March 31, 2012 versus three months ended March 31, 2011

For the quarter ended March 31, 2012, we had net loss of $2,979 compared to net income of $409 for the quarter ended March 31, 2011, primarily due to increased interest, depreciation and amortization and non-cash compensation expense in the 2012 period arising from the Securities America acquisition as described below. The 2012 period included $1,364 of non-cash compensation expense as compared to $957 of non-cash compensation expense for the 2011 period.

Our total revenues for the three months ended March 31, 2012 increased $97,513 (170%) from the 2011 period, primarily due to increased commissions of $50,937, advisory fees of $39,680 and other income of $10,643, partially offset by decreased investment banking revenue of $4,491. Revenues for the first quarter of 2012 include $97,580 from Securities America. Excluding Securities America, revenues in our independent brokerage and advisory services segment increased $4,246 (10%) from the 2011 period, primarily due to improved market conditions.

Our total expenses for the three months ended March 31, 2012 increased by $106,194 (188%) from the 2011 period, primarily as a result of an increase in commissions and fees expense of $80,216, other expenses of $8,014, compensation and benefits expense of $5,497, interest expense of $5,232, depreciation and amortization of $3,170 and amortization of retention loans made in connection with the Securities America acquisition of $1,792. 2012 expenses include $97,316 from Securities America.

The $50,937 (177%) increase in commissions revenue for the three months ended March 31, 2012 as compared to the 2011 period was primarily attributable to $48,554 from the addition of Securities America, improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment.

The $39,680 (252%) increase in advisory fee revenue for the three months ended March 31, 2012 as compared to the 2011 period was primarily due to $38,320 from the addition of Securities America and a 8% increase in average assets under management at LTAM, Triad and Investacorp. We expect asset management revenue to increase in the near term due to recent improvement in market conditions and newly-added advisory assets.

The $4,491 (40%) decrease in investment banking revenue for the three months ended March 31, 2012 was primarily due to unusually high levels of investment banking in the quarter ended March 31, 2011. Capital raising revenue decreased $4,632 and was partially offset by an increase in strategic advisory services revenue of $140. We derived investment banking revenue for the three months ended March 31, 2012 from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $5,009 for the 2012 period, as compared to $8,962 for the 2011 period. Private placement revenue was $1,270 for the first quarter of 2012, including $132 in warrants received as investment banking fees, as compared to $1,950 for the 2011 period, including $736 in warrants received as investment banking fees. Strategic advisory services revenue was $342 for the 2012 period, as compared to $202 for the 2011 period.

The $721 (459%) increase in interest and dividends revenue for the three months ended March 31, 2012 as compared to the 2011 period was primarily due to $723 earned on the acquired assets of Securities America. We expect increased interest and dividends revenue in 2012 due to the addition of Securities America.

The $10,643 (571%) increase in service fees and other income for the three months ended March 31, 2012 as compared to 2011 was primarily attributable to $9,994 of service fees and other income earned by Securities America. Excluding Securities America, other income increased in our independent brokerage and advisory services segment, which had increased revenue of $282 in direct investment marketing allowances received from product sponsor programs, increased conference revenue of $250 and increased transaction-related fees of $137.

The $80,216 (237%) increase in commissions and fees expense for the three months ended March 31, 2012 as compared to the 2011 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment, including $76,847 from the addition of Securities America. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase since they earn additional compensation based on the revenue produced.

The $5,497 (39%) increase in compensation and benefits expense for the three months ended March 31, 2012 as compared to 2011 was primarily due to a $7,198 increase from the addition of Securities America, partially offset by a $2,070 decrease in compensation at our Ladenburg segment, due to the decrease in investment banking revenues.

The $407 (43%) increase in non-cash compensation expense for the three months ended March 31, 2012 as compared to the 2011 period was primarily attributable to an increase of $467 from stock option grants to Securities America employees and financial advisors.

The $314 (17%) increase in brokerage, communication and clearance fees expense for the three months ended March 31, 2012 as compared to the 2011 period was primarily due to a $420 increase from the addition of Securities America and an increase of $215 from Triad and Investacorp, which was directly related to the increase in revenue and rebalancing of advisory accounts. This was partially offset by a decrease of $385 in our Ladenburg segment. Clearing expense at Securities America and Ladenburg decreased as a result of clearing expense reduction credits provided by our primary clearing firm.

The $854 (104%) increase in rent and occupancy, net of sublease revenue for the three months ended March 31, 2012 as compared to the 2011 period was primarily attributable to an additional $916 from the addition of Securities America.

The $698 (68%) increase in professional services expense for the three months ended March 31, 2012 was primarily due to the additional expense from Securities America of $634 and an increase of $64 in legal, audit, tax and consulting.

The $5,232 (632%) increase in interest expense for the three months ended March 31, 2012 as compared to the 2011 period resulted from increased average debt balances following the Securities America acquisition and increased average interest rates. An approximate $198,171 average debt balance was outstanding for the first quarter of 2012, as compared to an average debt balance outstanding of approximately $32,365 for the 2011 period. The average interest rate was 11.6% for the first quarter of 2012 as compared to 9.8% for the 2011 period.

The $3,170 (355%) increase in depreciation and amortization expense for the three months ended March 31, 2012 as compared to 2011 was primarily due to an additional $920 of depreciation and amortization of Securities America assets and additional expense of $2,291, which is attributed to the amortization of intangible assets acquired in the Securities America acquisition.

The $8,014 (385%) increase in other expense for the three months March 31, 2012 as compared to 2011 is primarily attributable to the addition of $7,222 in other expense from Securities America. Excluding Securities America, the increase in other expense, was attributable to a $217 increase in travel, meals and entertainment, a $44 increase in registration fees, a $116 increase in insurance expense and a $57 increase in other trading-related expenses.

We incurred income tax expense of $608 for the three months ended March 31, 2012 as compared to $346 for the 2011 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at March 31, 2012 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. A net deferred tax liability of approximately $19,593 was recorded on the acquisition of Securities America for the excess financial statement basis over the tax basis of the acquired assets and assumed liabilities. As Securities America will be included in our consolidated federal and certain combined state and local income tax returns, deferred federal and a substantial portion of state and local tax liabilities assumed in the acquisition are able to offset the reversal of our pre-existing deferred tax assets. The income tax rate for the 2012 period did not bear a customary relationship to effective tax rates, primarily as a result of the change in fair value of contingent consideration not subject to income tax and the increase in the valuation allowance in the 2012 period.

Liquidity and Capital Resources

Approximately 14% and 15% of our total assets at March 31, 2012 and December 31, 2011, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. As a securities dealer, our broker-dealer subsidiaries may carry significant levels of securities inventories to meet customer needs. A relatively small percentage of our total assets is fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rule. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At March 31, 2012, Securities America’s regulatory net capital of $5,756 exceeded minimum net capital requirements of $250 by $5,506. At March 31, 2012, Ladenburg’s regulatory net capital of $3,325 exceeded minimum net capital requirements of $250, by $3,075. At March 31, 2012, Investacorp’s regulatory net capital of $3,775 exceeded minimum net capital requirements of $314, by $3,461. At March 31, 2012, Triad’s regulatory net capital of $2,719 exceeded minimum net capital requirements of $515 by $2,204. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to repay debt and/or pay dividends.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At March 31, 2012, Premier Trust had stockholders’ equity of $1,759.

Our primary source of liquidity is cash flows from operations. We also obtain cash from borrowings under our revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. In connection with the Securities America acquisition, on August 16, 2011, we entered into a second amendment to the revolving credit agreement, under which available borrowings were increased by $10,000 to an aggregate of $40,000. Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At March 31, 2012, $23,550 was outstanding under the revolving credit agreement as compared to $19,950 outstanding at March 31, 2011. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash used in operating activities for the three months ended March 31, 2012 was $4,149, which primarily consisted of our net loss of $2,979 adjusted for non-cash expenses, increases in securities owned at fair value and other receivables, net and decreases in accrued compensation and accounts payable and accrued liabilities, partially offset by decreases in receivables from clearing brokers, notes receivable, net and cash surrender value of life insurance and increases in accrued interest and commissions and fees payable. For the three months ended March 31, 2011, cash used in operating activities was $1,184, primarily due to our net loss adjusted for non-cash expenses, an increase in other receivables, net, receivables from other broker-dealers and other assets, and a decrease in securities sold, but not yet purchased, partially offset by a decrease in securities owned at fair value, and receivables from clearing brokers and an increase in accrued compensation and commissions and fees payable.

Investing activities used $701 for the three months ended March 31, 2012, primarily due to the purchase of furniture, equipment and leasehold improvements. For the three months ended March 31, 2011, investing activities provided $14, primarily due to a decrease in restricted assets related to the termination of a letter of credit securing obligations under one of Ladenburg’s office leases partially offset by the purchase of furniture, equipment and leasehold improvements.

Financing activities provided $1,109 for the three months ended March 31, 2012, due to $1,000 borrowed under our revolving credit facility and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases. For the three months ended March 31, 2011, financing activities provided $2,518 from $3,000 borrowed under our revolving credit facility and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At March 31, 2012, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $35,482 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $15,314 through such date.

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

The lenders included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and Richard J. Lampen, our President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and Richard J. Lampen were $135,000 $15,000 and $200, respectively.

On November 4, 2011, National Financial Services, LLC (“NFS”) provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan agreement accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We expect to expense interest under this loan agreement until such time as such interest is forgiven.

The forgivable loan agreement contains other covenants, including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of our $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreement may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is secured by our (but not our broker-dealer subsidiaries’) deposits and accounts held at NFS or our affiliates.

In connection with the entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. The second annual clearing revenue target under the 2009 forgivable loan was met in August 2011. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven.

On November 4, 2011 Ladenburg amended it clearing agreement with NFS, and as part of the amendment, NFS will provide an annual credit of $1,000 to Ladenburg for five years beginning November 4, 2012. Such expense reduction must be repaid pro-rata if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financials.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at March 31, 2012 was $851.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. Since inception through March 31, 2012, 2,249,292 shares had been repurchased for $3,603 under the program, including 179,992 shares in the first quarter of 2012.

Off-Balance-Sheet Risk and Concentration of Credit Risk

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

Please see Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

We maintain inventories of trading securities. At March 31, 2012, the fair market value of our inventories was $5,129 in long positions and $33 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2012 will have a material adverse effect on our consolidated financial position or results of operations.

New Accounting Pronouncements

Refer to Note 2, Recently Issued Accounting Pronouncements, to our unaudited condensed consolidated financial statements for further information on New Accounting Pronouncements.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 8 to our unaudited condensed consolidated financial statements elsewhere in this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the first quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2012	22,800	$2.38	22,800	5,430,700
February 1 to February 29, 2012	—	—	—	5,407,900
March 1 to March 31, 2012	157,192	1.93	157,192	5,250,708
Total	179,992	$1.99	179,992

(1)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of March 31, 2012, 2,249,292 shares have been repurchased for $3,603 under the program.

Item 6. EXHIBITS

Exhibit No.	Description
10.1	Letter Agreement, dated February 8, 2012, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 10, 2012 and incorporated by reference herein.
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.

(Registrant)

Date: May 10, 2012	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Letter Agreement, dated February 8, 2012, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 10, 2012 and incorporated by reference herein.
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

