Form 10-Q
period 2012-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2012-08-09
CIK 1029730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes ☐ No ☑

As of August 1, 2012, there were 183,684,661 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	3

	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2012	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	5

	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

SIGNATURES		27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$22,298	$22,628
Securities owned at fair value	1,336	2,014
Receivables from clearing brokers	29,216	27,368
Receivables from other broker-dealers	1,817	513
Notes receivable from financial advisors, net	42,749	44,308
Other receivables, net	19,605	18,873
Fixed assets	12,555	12,011
Restricted assets	320	320
Intangible assets, net	92,980	98,829
Goodwill	90,193	91,161
Unamortized debt issue cost	2,007	2,246
Cash surrender value of life insurance	10,777	12,161
Other assets	14,492	14,713

Total assets	$340,345	$347,145

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$64	$78
Accrued compensation	12,279	10,499
Commissions and fees payable	28,056	25,891
Accounts payable and accrued liabilities	12,164	19,203
Deferred rent	2,020	2,333
Deferred income taxes	5,985	6,548
Deferred compensation liability	17,346	18,701
Accrued interest	5,575	3,265
Notes payable, net of $8,116 and $9,113 unamortized discount in 2012 and 2011, respectively	199,073	197,184

Total liabilities	282,562	283,702

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 183,664,661 in 2012 and 183,253,068 in 2011	18	18
Additional paid-in capital	206,357	204,055
Accumulated deficit	(148,592)	(140,630)

Total shareholders’ equity	57,783	63,443

Total liabilities and shareholders’ equity	$340,345	$347,145

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:

Commissions	$83,662	$30,119	$163,332	$58,852
Advisory fees	57,009	17,191	112,447	32,949
Investment banking	10,079	10,549	16,701	21,662
Principal transactions	(401)	(628)	(802)	(1,052)
Interest and dividends	1,173	132	2,051	289
Service fees and other income	11,863	2,868	24,371	4,733

Total revenues	163,385	60,231	318,100	117,433

Expenses:

Commissions and fees	120,679	37,815	234,767	71,687
Compensation and benefits	20,941	12,457	40,581	26,600
Non-cash compensation	1,227	1,127	2,591	2,084
Brokerage, communication and clearance fees	2,566	1,929	5,008	3,876
Rent and occupancy, net of sublease revenue	1,606	793	3,282	1,615
Professional services	1,938	954	3,667	1,985
Interest	6,192	820	12,252	1,648
Depreciation and amortization	4,070	895	8,133	1,788
Amortization of retention loans	1,791	—	3,583	—
Other	7,961	2,920	17,748	4,874
Total expenses	168,971	59,710	331,612	116,157

(Loss) income before item shown below	(5,586)	521	(13,512)	1,276

Change in fair value of contingent consideration	647	—	6,202	—
(Loss) income before income taxes	(4,939)	521	(7,310)	1,276

Income tax expense	44	321	652	667

Net (loss) income	$(4,983)	$200	$(7,962)	$609

Net (loss) income per common share (basic and diluted)	$(0.03)	$0.00	$(0.04)	$0.00

Weighted average common shares used in computation of per share data:
Basic	183,551,171	183,048,031	183,685,654	183,199,813

Diluted	183,551,171	187,005,916	183,685,654	186,659,078

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	183,253,068	$18	$204,055	$(140,630)	$63,443

Issuance of common stock under employee stock purchase plan	41,046	—	64	—	64

Exercise of stock options, net of 187,542 shares tendered in payment of exercise price	583,958	—	259	—	259

Exercise of warrants	358,500		338		338

Stock options granted to consultants and independent financial advisors	—	—	768	—	768

Stock-based compensation to employees	—	—	1,823	—	1,823

Repurchase and retirement of common stock	(571,911)	—	(950)	—	(950)

Net loss	—	—	—	(7,962)	(7,962)

Balance, June 30, 2012	183,664,661	$18	$206,357	$(148,592)	$57,783

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(7,962)	$609
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	(6,202)	—
Depreciation and amortization	2,284	522
Adjustment to deferred rent	(313)	(281)
Amortization of debt discount	998	35
Amortization of intangible assets	5,849	1,266
Amortization of debt issue cost	239	140
Amortization of retention loans	3,583	—
Deferred income taxes	372	409
Benefit attributable to reduction of goodwill	33	8
Non-cash interest expense of forgivable loans	645	—
Non-cash compensation expense	2,591	2,084
Disposal of fixed assets	2	—

(Increase) decrease in operating assets:
Securities owned at fair value	678	145
Receivables from clearing brokers	(1,848)	(3,254)
Receivables from other broker-dealers	(1,304)	(1,675)
Other receivables, net	(732)	(2,063)
Notes receivable, net	(2,024)	—
Cash surrender value of life insurance	1,384	—
Other assets	186	(502)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	(14)	1,748
Accrued compensation	1,780	(368)
Accrued interest	1,665	259
Commissions and fees payable	2,165	919
Deferred compensation liability	(1,355)	—
Accounts payable and accrued liabilities	(837)	(1,161)
Net cash provided by (used in) operating activities	1,863	(1,160)

Cash flows from investing activities:
Purchases of fixed assets	(2,795)	(109)
Decrease in restricted assets	—	50
Net cash used in investing activities	(2,795)	(59)

Cash flows from financing activities:
Issuance of common stock	661	135
Repurchases of common stock	(950)	(697)
Principal borrowings under revolving credit facility, net	1,000	5,000
Principal payments on other notes payable	(109)	(956)
Net cash provided by financing activities	602	3,482

Net (decrease) increase in cash and cash equivalents	(330)	2,263
Cash and cash equivalents, beginning of period	22,628	6,927
Cash and cash equivalents, end of period	$22,298	$9,190

Supplemental cash flow information
Interest paid	$8,700	$1,205
Taxes paid	201	73

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Ladenburg Thalmann Financial Services Inc. (the “Company”) is a holding company. Its principal operating subsidiaries are Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), which we acquired November 4, 2011, Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), Triad Advisors, Inc. (‘‘Triad’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’) and Premier Trust, Inc. (‘‘Premier Trust’’).

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

Ladenburg is a full service registered broker-dealer that has been a member of the New York Stock Exchange since 1879. Broker-dealer activities include sales and trading and investment banking. Ladenburg provides its services principally to middle-market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, brokerage and trading professionals.

LTAM is a registered investment advisor. It offers various asset management products utilized by Ladenburg and Premier Trust’s clients, as well as clients of Securities America’s, Investacorp’s and Triad’s financial advisors.

Premier Trust, a Nevada trust company, provides wealth management services, including trust administration of personal and retirement accounts, estate and financial planning and custody services.

Ladenburg, Securities America, Investacorp and Triad customer transactions are cleared through clearing brokers on a fully-disclosed basis. Each of Ladenburg, Securities America, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as amended, filed with the SEC, for additional disclosures and a description of accounting policies.

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

In September 2011, the FASB issued new accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment testing. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance, which changes how goodwill impairment testing is performed, does not change the timing or measurement of goodwill impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance effective January 1, 2012 had no impact on the Company’s financial statements.

3.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, at fair value at June 30, 2012 and December 31, 2011 were as follows:

	Securities owned	Securities sold, but not yet purchased
June 30, 2012
Common stock and warrants	$328	$64
Restricted common stock and warrants	1,008	—
Total	$1,336	$64

December 31, 2011
Common stock and warrants	$191	$78
Restricted common stock and warrants	1,823	—
Total	$2,014	$78

As of June 30, 2012 and December 31, 2011, approximately $448 and $542 respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with these clearing brokers, such clearing brokers may sell or hypothecate such securities.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Securities are carried at fair value and classified as follows:

As of June 30, 2012:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$328	$1,008	$—	$1,336
Total	$328	$1,008	$—	$1,336

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$54	$10	$—	$64
Total	$54	$10	$—	$64

As of December 31, 2011:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$191	$1,823	$—	$2,014
Total	$191	$1,823	$—	$2,014

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$68	$10	$—	$78
Total	$68	$10	$—	$78

Due to their illiquidity, warrants are carried at a discount to fair value as determined by the Black-Scholes option pricing model. This model takes into account the underlying securities' current market value, the market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return. As of June 30, 2012 and December 31, 2011, the fair value of the warrants was $575 and $1,005, respectively, and is included in common stock and warrants (level 2) above.

4.	Acquisitions – Securities America Acquisition

On November 4, 2011, the Company acquired the outstanding capital stock of Securities America for $150,000 in cash at closing. The Company will also pay, if earned, a cash earn-out over two years, subject to a maximum of $70,000, calculated based on a percentage of the amount, if any, by which Securities America’s consolidated gross revenue and cash spread, each as defined in the stock purchase agreement, for the years ending December 31, 2012 and 2013, exceed certain levels. The purchase price, together with related cash requirements, was financed through various loans (see Note 7).

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

A liability of $7,111 was recognized based on the estimated acquisition date fair value of the potential earn-out. The liability was valued using an income based approach based on discounting to present value the earn-out’s probability weighted expected payoff using four earn-out scenarios for both earn-out periods. The fair value measurement of the earn-out is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The significant unobservable inputs used in the fair value measurement of the earn-out are: probability of outcomes; projected revenues; and weighted average cost of capital. Significant increases or decreases in any of these inputs in isolation would result in either a significantly lower or higher fair value measurement. As a result of decreases in projected revenues based on actual revenues achieved for the six months ended June 30, 2012, the estimated fair value of the earn-out decreased by $6,202, which is included in the results of operations for the six months ended June 30, 2012.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Set forth below are changes in the carrying value of contingent consideration classified as accounts payable and accrued liabilities.

Six months Ended June 30, 2012:
Fair value of contingent consideration as of December 31, 2011	$7,111
Change in fair value of contingent consideration	(6,202)
Fair value of contingent consideration as of June 30, 2012	$909

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

Results of operations of Securities America are included in the Company’s consolidated financial statements from the date of acquisition in November 2011. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Securities America had occurred at the beginning of 2011. The pro forma net loss reflects amortization of the amounts ascribed to intangible assets acquired in the acquisition, amortization related to forgivable loans, compensation related to stock option grants to independent contractors and employees, and interest expense on debt used to finance such acquisition and related cash requirements.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Total revenue	$178,079	$358,215
Net loss	$(10,566)	$(15,949)
Basic and diluted loss per share	$(0.06)	$(0.09)
Weighted average common shares outstanding — basic and diluted	183,048,031	183,199,813

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition of Securities America been completed as of the beginning of 2011, nor should it be taken as indicative of the Company’s future consolidated results of operations.

5.	Net Capital Requirements

As a registered broker-dealer, each of Ladenburg and Securities America is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Ladenburg and Securities America has elected to compute its net capital under the alternative method allowed by this rule. At June 30, 2012, Ladenburg had regulatory net capital of $6,902, which exceeded its minimum capital requirement of $250, by $6,652. At June 30, 2012, Securities America had regulatory net capital of $6,584, which was $6,334 in excess of its required net capital of $250.

Investacorp and Triad have elected to compute net capital using the traditional method under the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and a ratio of aggregate indebtedness to net capital that does not exceed 15 to 1. At June 30, 2012, Investacorp had net capital of $3,156, which was $2,778 in excess of its required net capital of $378. Investacorp’s net capital ratio was 1.8 to 1. At June 30, 2012, Triad had net capital of $2,856, which was $2,309 in excess of its required net capital of $547. Triad’s net capital ratio was 2.9 to 1.

Ladenburg, Securities America, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including cash of at least $250. At June 30, 2012, Premier Trust had stockholders’ equity of $1,739.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

6.	Income Taxes

Income tax expense was $44 and $321 for the three months ended June 30, 2012 and 2011, respectively. The primary components of income tax expense were the tax effects of goodwill, which is amortized for income tax purposes, of $188 and $202 for the three months ended June 30, 2012 and 2011, respectively.

Income tax expense was $652 and $667 for the six months ended June 30, 2012, and 2011, respectively. The primary components of income tax expense were the tax effects of goodwill, which is amortized for income tax purposes, of $482 and $409 for the six months ended June 30, 2012 and 2011, respectively.

The remainder of the tax provision principally represents state and local income taxes for the 2012 and 2011 periods presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate. The effective tax rate differs from the statutory income tax rate for the 2012 periods primarily due to the change in fair value of contingent consideration not subject to income tax and the increase in the valuation allowance against the net deferred tax asset (without regard to deferred tax liabilities related to indefinite-lived intangibles) related to the tax benefit of the pre-tax loss as adjusted for permanent differences. The effective tax rate differs from the statutory income tax rate for the 2011 periods primarily due to the decrease in the valuation allowance against the net deferred tax asset (without regard to deferred tax liabilities related to indefinite-lived intangibles) resulting from utilization of net operating loss carryforwards to offset taxable income.

7.	Notes Payable

	June 30,	December 31,
	2012	2011
Note payable under revolving credit agreement	$23,550	$22,550
Notes payable to clearing firm under forgivable loan	22,143	22,143
Note payable to a subsidiary of Premier’s former shareholder	795	904
Notes payable to finance Securities America acquisition, net of $8,116 and $9,113 of unamortized discount in 2012 and 2011, respectively	152,585	151,587
Total	$199,073	$197,184

The Company estimates that the fair value of notes payable was $187,130 at June 30, 2012 and $184,883 at December 31, 2011 based on then current interest rates at which similar amounts of debt could currently be borrowed (Level 2 inputs). As of June 30, 2012, the Company was in compliance with all debt covenants in its debt agreements.

8.	Commitments and Contingencies

Litigation and Regulatory Matters

In May 2003, a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (other than Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. On June 5, 2012, the parties entered into a settlement agreement resolving all claims. The amount paid in settlement was not material.

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

A number of arbitration claims and lawsuits were filed against Triad by former clients asserting that a former registered representative of Triad sold them, not through Triad, guaranteed investments that were fraudulent. The clients have asserted, among other claims, claims for fraud, theft, conversion, securities law violations, failure to supervise, respondeat superior, and breach of fiduciary and other duties. Eight of the arbitration claims have been settled; amounts paid in connection with these settlements were not material.  The remaining three arbitration claims and one lawsuit seek a total of $880 in compensatory damages and other relief.  The Company believes the claims are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

In March 2011, a former client of Triad filed an arbitration claim concerning unit investment trusts and other investments purchased in the client’s account; the total investment amount was $12,000. The client asserted claims for negligence, breach of fiduciary duty, unsuitability, negligent supervision, and violations of state securities statutes, and sought an unspecified amount of compensatory damages. On July 16, 2012, the arbitration panel issued an award against Triad in the amount of $260, plus interest, for which Triad expects reimbursement from its insurance carrier.

Two former clients of Investacorp have filed arbitration claims asserting, among other things, that a former registered representative of Investacorp invested the clients’ funds in unsuitable variable annuities; further, the claims assert that the former registered representative sold the clients, not through Investacorp, investments in fraudulent alternative business ventures.  The claimants seek compensatory damages totaling $806.  The Company believes the claims are without merit and intends to vigorously defend against them.

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

In July 2009, the SEC instituted actions against two issuers of private placement interests (Medical Capital Holding, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by Securities America. This resulted in several lawsuits, regulatory inquiries, state administrative complaints and a significant number of FINRA arbitrations against Securities America and affiliated parties. These actions and arbitrations generally allege violations of state and/or federal securities laws in connection with Securities America’s sales of these private placement interests. Substantially all of these actions were settled prior to the Company’s acquisition of Securities America. On February 13, 2012, the state of New Hampshire commenced an action against Securities America and two financial advisors in connection with the sales of Medical Capital interests. Ameriprise Financial, Inc., from which the Company acquired Securities America, has agreed to indemnify the Company for any loss related to all pending and future actions involving the sale of these interests.

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

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $158 at June 30, 2012 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

9.	Off-Balance-Sheet Risk and Concentration of Credit Risk

Ladenburg, Securities America, Investacorp and Triad do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to clearing brokers, which maintain cash and the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities create exposure to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing brokers, as each of Ladenburg, Securities America, Investacorp and Triad has agreed to indemnify such clearing brokers for any resulting losses. Each of Ladenburg, Securities America, Investacorp and Triad continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Ladenburg, Securities America, Investacorp and Triad securities transactions are provided by clearing brokers which are large financial institutions. At June 30, 2012, amounts due from these clearing brokers were $29,216, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of its business, Ladenburg, Investacorp, Triad and Securities America may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of June 30, 2012, these entities were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg, Triad and Securities America sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities and Ladenburg, Triad and Securities America will incur a loss if the market value of the securities increases subsequent to June 30, 2012.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

10.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares. Since inception through June 30, 2012, 2,641,211 shares have been repurchased for $4,196 under the program, including 391,919 shares for $592 and 571,911 shares for $950 repurchased in the three and six months ended June 30, 2012, respectively.

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

On May 29, 2012, the Company granted options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.47 per share. The options, which expire on May 29, 2022, vest in four equal annual installments beginning on the first anniversary of the grant date. The Company valued the options at $26 using the Black-Scholes option pricing model.

As of June 30, 2012, there was $14,001 of unrecognized compensation cost for stock-based compensation, of which $3,775 related to the 2012 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.70 years for all grants and approximately 3.5 years for the 2012 grants.

Options were exercised to purchase 771,500 shares of the Company’s common stock during the six months ended June 30, 2012, for which the intrinsic value on date of exercise was $1,625.

11.	Per Share Data

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share. The computations of basic and diluted per share data were as follows:

	Three months ended		Six months ended
	June 30,		June 30
	2012	2011	2012	2011
Net (loss) income	$(4,983)	$200	$(7,962)	$609
Basic weighted-average shares	183,551,171	183,048,031	183,685,654	183,199,813
Effect of dilutive securities:
Common stock options	—	2,221,995	—	1,891,950
Warrants to purchase common stock	—	1,650,705	—	1,456,110
Restricted shares	—	85,185	—	111,205
Dilutive potential common shares	—	3,957,885	—	3,459,265
Weighted average common shares outstanding and dilutive potential common shares	183,551,171	187,005,916	183,685,654	186,659,078
Net (loss) income per share:
Basic and diluted	$(0.03)	$0.00	$(0.04)	$0.00

For the periods ended June 30, 2012 and 2011, restricted shares and options and warrants to purchase 54,725,900 and 20,121,396 common shares, respectively, were not included in the computation of diluted (loss) income per share as the effect would be anti-dilutive.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Segment information for the three months ended June 30, 2012 and 2011 was as follows:

	Independent Brokerage and Advisory Services(1)		Ladenburg	Corporate		Total(1)
2012
Revenues	$149,988		$13,322	$75		$163,385
Pre-tax (loss) income	(1,829	)(2)	322	(3,432	)(3)	(4,939)	(2)
Identifiable assets	313,912		24,346	2,087		340,345
Depreciation and amortization	3,847		206	17		4,070
Interest	4,444		68	1,680		6,192
Capital expenditures	2,087		—	7		2,094
Non-cash compensation	438		220	569		1,227

2011
Revenues	$47,132		$13,185	$(86)		$60,231
Pre-tax income (loss)	1,816		525	(1,820	)(3)	521
Identifiable assets	81,758		26,064	1,738		109,560
Depreciation and amortization	611		267	17		895
Interest	9		1	810		820
Capital expenditures	61		12	—		73
Non-cash compensation	147		353	627		1,127

Segment information for the six months ended June 30, 2012 and 2011 was as follows:

	Independent Brokerage and Advisory Services(1)		Ladenburg	Corporate		Total(1)
2012
Revenues	$293,792		$24,198	$110		$318,100
Pre-tax (loss) income	(514	)(2)	57	(6,853	)(3)	(7,310)	(2)
Identifiable assets	313,912		24,346	2,087		340,345
Depreciation and amortization	7,670		429	34		8,133
Interest	8,910		72	3,270		12,252
Capital expenditures	2,777		11	7		2,795
Non-cash compensation	966		492	1,133		2,591

2011
Revenues	$89,238		$28,451	$(256)		$117,433
Pre-tax income (loss)	3,063		2,102	(3,889	)(3)	1,276
Identifiable assets	81,758		26,064	1,738		109,560
Depreciation and amortization	1,221		533	34		1,788
Interest	15		82	1,551		1,648
Capital expenditures	88		21	—		109
Non-cash compensation	282		609	1,193		2,084

(1)	Amounts for 2012 include Securities America which was acquired on November 4, 2011.
(2)	Includes $647 and $6,202 income from change in the fair value of contingent consideration related to Securities America acquisition for the three and six months ended June 30, 2012, respectively.
(3)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Each of our independent broker-dealers operates separately under its own management team, which reflects our recognition that each firm has its own unique culture and strengths. We believe this is an important part of the glue that helps bind the advisors to the firm. At the same time, we have taken advantage of the scale we have created across the multiple firms by spreading costs in areas that are not directly visible to the advisors and their clients, such as technology, accounting and other back office functions. Our acquisition of Securities America has provided opportunities that have added value to our existing businesses. We have rolled out Securities America’s industry best practice development and coaching tools to our other advisors, while at a firm-wide level we expect to benefit from adding its management expertise and systems to strengthen risk management and financial reporting. In turn, Securities America's advisors have gained additional resources to enhance their practices, including access to Ladenburg's proprietary research and investment banking, Premier Trust's trust services and LTAM's wealth management solutions.

Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange since 1879. It provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

LTAM is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg and Premier Trust’s clients, as well as clients of our independent financial advisors.

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

Each of Ladenburg, Securities America, Investacorp and Triad is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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

 Critical Accounting Policies

There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2011, as amended. Please refer to those sections for disclosures regarding the critical accounting policies related to our business.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total revenues	$163,385	$60,231	$318,100	$117,433
Total expenses	168,971	59,710	331,612	116,157
Pre-tax (loss) income	(4,939)	521	(7,310)	1,276
Net (loss) income	(4,983)	200	(7,962)	609

Reconciliation of EBITDA, as adjusted, to net (loss) income:
EBITDA, as adjusted	$7,645	$3,348	$12,954	$6,766
Add:
Interest income	49	15	93	30
Change in fair value of contingent consideration	647	—	6,202	—
Less:
Interest expense	(6,192)	(820)	(12,252)	(1,648)
Income tax expense	(44)	(321)	(652)	(667)
Depreciation and amortization	(4,070)	(895)	(8,133)	(1,788)
Non-cash compensation	(1,227)	(1,127)	(2,591)	(2,084)
Amortization of retention loans	(1,791)	—	(3,583)	—
Net (loss) income	$(4,983)	$200	$(7,962)	$609

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

Second quarter 2012 EBITDA, as adjusted, was $7,645, an increase of $4,297 from second quarter 2011 EBITDA, as adjusted, of $3,348, primarily because of increased revenue for the 2012 period.  For the six months ended June 30, 2012, EBITDA, as adjusted, was $12,954, an increase of $6,188 from EBITDA, as adjusted, of $6,766 for the six months ended June 30, 2011, primarily because of increased revenues in the 2012 period.

Segment Description

We have two operating segments:

•	Independent brokerage and advisory services – includes the broker-dealer and investment advisory services provided by Securities America, Investacorp and Triad to their independent contractor financial advisors and wealth management services provided by Premier Trust; and

•	Ladenburg – includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Independent brokerage and advisory services (1)	$149,988	$47,132	$293,792	$89,238
Ladenburg	13,322	13,185	24,198	28,451
Corporate	75	(86)	110	(256)
Total revenues	$163,385	$60,231	$318,100	$117,433

Pre-tax (loss) income:
Independent brokerage and advisory services (1) (2)	$(1,829)	$1,816	$(514)	$3,063
Ladenburg	322	525	57	2,102
Corporate (3)	(3,432)	(1,820)	(6,853)	(3,889)
Total pre-tax (loss) income	$(4,939)	$521	$(7,310)	$1,276

(1)	Amounts for 2012 include Securities America which was acquired on November 4, 2011.
(2)	Includes income of $647 and $6,202 from change in the fair value of contingent consideration related to Securities America acquisition for the three and six months ended June 30, 2012, respectively.
(3)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended June 30, 2012 versus three months ended June 30, 2011

For the quarter ended June 30, 2012, we had a net loss of $4,983 compared to net income of $200 for the quarter ended June 30, 2011, primarily due to increased interest, depreciation and amortization expenses and non-cash compensation expense in the 2012 period arising from the Securities America acquisition as described below, partially offset by a decrease in fair value of contingent consideration. The 2012 period included $6,192 of interest expense, $4,070 of depreciation and amortization expense and $1,227 of non-cash compensation expense as compared to $820 of interest expense, $895 of depreciation and amortization expense and $1,127 of non-cash compensation expense for the 2011 period.

Our total revenues for the three months ended June 30, 2012 increased $103,154 (171%) from the 2011 period primarily due to the Securities America acquisition. Second quarter 2012 revenues included increased commissions of $53,543, advisory fees of $39,818 and service fees and other income of $8,995, partially offset by decreased investment banking revenue of $470. Revenues for the second quarter of 2012 include $100,697 from Securities America. Excluding Securities America, revenues in our independent brokerage and advisory services segment increased $2,159 (5%) from the 2011 period, primarily due to improved market conditions and successful recruitment of higher-producing financial advisors.

Our total expenses for the three months ended June 30, 2012 increased by $109,261 (183%) from the 2011 period, primarily as a result of an increase in commissions and fees expense of $82,864, compensation and benefits expense of $8,484, interest expense of $5,372, other expenses of $5,041, depreciation and amortization of $3,175 and amortization of retention loans made in connection with the Securities America acquisition of $1,791. 2012 expenses include $105,283 from Securities America.

The $53,543 (178%) increase in commissions revenue for the three months ended June 30, 2012 as compared to the 2011 period was primarily attributable to $51,275 from the addition of Securities America and successful recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment. Excluding Securities America, commissions revenue in our independent brokerage and advisory services segment increased $1,561 (6%) from the 2011 period.

The $39,818 (232%) increase in advisory fee revenue for the three months ended June 30, 2012 as compared to the 2011 period was primarily due to $38,695 from the addition of Securities America and a 1.4% increase in average assets under management at LTAM, Triad and Investacorp. We expect asset management revenue to increase in the near term due to newly-added advisory assets.

The $470 (4%) decrease in investment banking revenue for the three months ended June 30, 2012 was primarily due to an unusually high level of strategic advisory fees in the quarter ended June 30, 2011. Strategic advisory fees decreased $768 for the three months ended June 30, 2012 as compared to the 2011 period, primarily due to the completion of several large transactions in the 2011 period and were partially offset by an increase in capital raising revenue of $298 for the quarter ended June 30, 2012. We derived investment banking revenue for the three months ended June 30, 2012 from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $9,733 for the 2012 period, as compared to $8,857 for the 2011 period. Private placement revenue was $160 for the second quarter of 2012, including $17 in warrants received as investment banking fees, as compared to $738 for the 2011 period, including $586 in warrants received as investment banking fees due to difficult market conditions in the quarter ended June 30, 2012. Strategic advisory services revenue was $186 for the 2012 period as compared to $954 for the 2011 period.

The $1,041 (789%) increase in interest and dividends revenue for the three months ended June 30, 2012 as compared to the 2011 period was primarily due to $1,015 earned on the acquired assets of Securities America. We expect increased interest and dividends revenue in 2012 as compared to 2011due to the addition of Securities America.

The $8,995 (314%) increase in service fees and other income for the three months ended June 30, 2012 as compared to 2011 was primarily attributable to $9,710 of service fees and other income earned by Securities America. Excluding Securities America, service fees and other income decreased in our independent brokerage and advisory services segment primarily due to decreased conference revenue of $645, resulting from the rescheduling of an annual conference to the third quarter from the second quarter as in 2011, and decreased transaction-related fees of $265, which was partially offset by increased revenue of $247 in direct investment marketing allowances received from product sponsor programs.

The $82,864 (219%) increase in commissions and fees expense for the three months ended June 30, 2012 as compared to the 2011 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment, including $80,553 from the addition of Securities America. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

The $8,484 (68%) increase in compensation and benefits expense for the three months ended June 30, 2012 as compared to 2011 was primarily due to a $6,868 increase from the addition of Securities America, and a $1,018 increase in compensation at our Ladenburg and corporate segments. Excluding Securities America, compensation and benefits in our independent brokerage and advisory services segment increased $599. Compensation and benefits expense at our Ladenburg and corporate segments increased $1,018.

The $100 (9%) increase in non-cash compensation expense for the three months ended June 30, 2012 as compared to the 2011 period was primarily attributable to an increase of $383 from stock option grants to Securities America employees and financial advisors and $397 from stock options granted after June 30, 2011, partially offset by a decrease of $686 from stock option grants that fully vested after June 30, 2011.

The $637 (33%) increase in brokerage, communication and clearance fees expense for the three months ended June 30, 2012 as compared to the 2011 period was primarily due to a $549 increase from the addition of Securities America and an increase of $99 in our Ladenburg and corporate segments. Clearing expense at Ladenburg decreased as a result of clearing expense reduction credits provided by our primary clearing firm.

The $813 (103%) increase in rent and occupancy, net of sublease revenue for the three months ended June 30, 2012 as compared to the 2011 period was primarily attributable to an $831 increase from the addition of Securities America.

The $984 (103%) increase in professional services expense for the three months ended June 30, 2012 was primarily due to additional expense from Securities America of $1,136, which was partially offset by a decrease of $152 in legal, audit, tax and consulting expense.

The $5,372 (655%) increase in interest expense for the three months ended June 30, 2012 as compared to the 2011 period resulted from increased average debt balances following the Securities America acquisition and increased average interest rates. An average debt balance of approximately $211,380 was outstanding for the second quarter of 2012, as compared to an average outstanding debt balance of approximately $31,515 for the 2011 period. The average interest rate was 11.6% for the second quarter of 2012 as compared to 10.3% for the 2011 period.

The $3,175 (355%) increase in depreciation and amortization expense for the three months ended June 30, 2012 as compared to 2011 was primarily due to an additional $942 of depreciation and amortization of Securities America fixed assets and additional expense of $2,291, which is attributed to the amortization of intangible assets acquired in the Securities America acquisition.

The $5,041 (173%) increase in other expense for the three months June 30, 2012 as compared to 2011 is primarily attributable to the addition of $5,393 in other expense from Securities America. Excluding Securities America, the decrease in other expense, was attributable to a $637 decrease in conference and related expenses, as a result of the current year’s conference being scheduled for the third quarter instead of the second quarter, a $151 decrease in other trading-related expenses, partially offset by a $243 increase in travel, meals and entertainment, a $82 increase in registration fees, a $54 increase in office expenses and a $22 increase in insurance expense.

The $647 decrease in fair value of contingent consideration for the three months ended June 30, 2012 was due to decreases in projected revenues based on actual revenues achieved for the six months ended June 30, 2012.

We incurred income tax expense of $44 for the three months ended June 30, 2012 as compared to $321 for the 2011 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2012 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. A net deferred tax liability of approximately $19,593 was recorded on the acquisition of Securities America for the excess financial statement basis over the tax basis of the acquired assets and assumed liabilities. As Securities America will be included in our consolidated federal and certain combined state and local income tax returns, deferred federal and a substantial portion of state and local tax liabilities assumed in the acquisition are able to offset the reversal of our pre-existing deferred tax assets. The effective tax rate for the 2012 period differed from the federal statutory tax rate of 34%, primarily as a result of the change in fair value of contingent consideration not subject to income tax and the increase in the valuation allowance against the net deferred tax asset (without regard to deferred tax liabilities related to indefinite-lived intangibles) related to the tax benefit of  the pre-tax loss as adjusted for permanent differences.

 Six months ended June 30, 2012 versus six months ended June 30, 2011

Our net loss for the six months ended June 30, 2012 was $7,962 compared to a net income of $609 for the six months ended June 30, 2011. The decrease in net income of $8,571 was primarily due to increased interest, depreciation and amortization expenses and non-cash compensation expense for the 2012 period arising from the Securities America acquisition as described below, partially offset by a decrease in fair value of contingent consideration. The 2012 period included $12,252 of interest expense, $8,133 of depreciation and amortization expense and $2,591 of non-cash compensation expense as compared to $1,648 of interest expense, $1,788 of depreciation and amortization expense and $2,084 of non-cash compensation expense for the 2011 period.

Our total revenues for the six months ended June 30, 2012 increased $200,667 (171%) from the 2011 period, primarily due to the Securities America acquisition, increased commissions of $104,480, advisory fees of $79,498 and other income of $19,638, partially offset by decreased investment banking revenue of $4,961. 2012 revenues include $198,277 from Securities America. Excluding Securities America, revenues in our independent brokerage and advisory services segment increased $6,277 (7%) from the 2011 period, primarily due to improved market conditions and recruitment of higher-producing financial advisors.

Our total expenses for the six months ended June 30, 2012 increased by $215,455 (185%) from the 2011 period, primarily as a result of an increase in commissions and fees expense of $163,080, compensation and benefits expense of $13,981, other expenses of $12,874, interest expense of $10,604, depreciation and amortization expense of $6,345 and amortization of retention loans made in connection with the Securities America acquisition of $1,791. 2012 expenses include $208,647 from Securities America.

The $104,480 (178%) increase in commissions revenue for the six months ended June 30, 2012 as compared to the 2011 period was primarily attributable to $99,829 from the addition of Securities America and successful recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment. Excluding Securities America, commissions revenue in our independent brokerage and advisory services segment increased $3,712 (7%) from the 2011 period.

The $79,498 (241%) increase in advisory fee revenue for the six months ended June 30, 2012 as compared to the 2011 period was primarily due to $77,014 from the addition of Securities America and an 11% increase in average assets under management at LTAM, Triad and Investacorp. We expect asset management revenue to increase in the near term due to newly-added advisory assets.

The $4,961 (23%) decrease in investment banking revenue for the six months ended June 30, 2012 as compared to the 2011 period was primarily due to unusually high levels of investment banking in the six months ended June 30, 2011. Capital raising revenue decreased $4,334 and strategic advisory services revenue decreased $627 due to the completion of several large transactions in the 2011 period. We derived investment banking revenue for the six months ended June 30, 2012 from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from underwritten public offerings was $15,861 for the 2012 period, as compared to $17,930 for the 2011 period. Private placement revenue was $312 for the 2012 period, including $149 in warrants received as investment banking fees, as compared to $2,577 for the 2011 period, including $1,322 in warrants received as investment banking fees. Strategic advisory services revenue was $528 for the 2012 period, as compared to $1,156 for the 2011 period.

The $1,762 (610%) increase in interest and dividends revenue for the six months ended June 30, 2012 as compared to the 2011 period was primarily due to $1,738 earned on the acquired assets of Securities America. We expect increased interest and dividends revenue in 2012 as compared to 2011 due to the addition of Securities America.

The $19,638 (415%) increase in service fees and other income for the six months ended June 30, 2012 as compared to 2011 was primarily attributable to $19,704 of service fees and other income earned by Securities America. Excluding Securities America, service fees and other income decreased in our independent brokerage and advisory services segment primarily due to decreased conference revenue of $395, resulting from the rescheduling of an annual conference to the third quarter from the second quarter as in 2011 and decreased transaction-related fees of $243, partially offset by increased revenue of $528 in direct investment marketing allowances received from product sponsor programs.

The $163,080 (227%) increase in commissions and fees expense for the six months ended June 30, 2012 as compared to the 2011 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment, including $157,400 from the addition of Securities America. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

The $13,981 (53%) increase in compensation and benefits expense for the six months ended June 30, 2012 as compared to 2011 was primarily due to a $14,066 increase from the addition of Securities America.

The $507 (24%) increase in non-cash compensation expense for the six months ended June 30, 2012 as compared to the 2011 period was primarily attributable to an increase of $850 from stock option grants to Securities America employees and financial advisors and $628 from stock options granted after June 30, 2011, partially offset by a decrease of $893 from stock option grants that were fully vested after June 30, 2011.

The $1,132 (29%) increase in brokerage, communication and clearance fees expense for the six months ended June 30, 2012 as compared to the 2011 period was primarily due to a $1,149 increase from the addition of Securities America and an increase of $205 from Triad and Investacorp, which was directly related to the increase in revenue and rebalancing of advisory accounts. This was partially offset by a decrease of $223 in our Ladenburg and corporate segments. Clearing expense at Ladenburg decreased as a result of clearing expense reduction credits provided by our primary clearing firm.

The $1,667 (103%) increase in rent and occupancy, net of sublease revenue for the six months ended June 30, 2012 as compared to the 2011 period was primarily attributable to a $1,747 increase from the addition of Securities America.

The $1,682 (85%) increase in professional services expense for the six months ended June 30, 2012 as compared to the 2011 period was primarily due to additional expense from Securities America of $1,769, which was partially offset by a decrease of $87 in legal, audit, tax and consulting expense.

  The $10,604 (643%) increase in interest expense for the six months ended June 30, 2012 as compared to the 2011 period resulted from increased average debt balances following the Securities America acquisition and increased average interest rates. An average debt balance of approximately $200,873 was outstanding for the first half of 2012, as compared to an average outstanding debt balance of approximately $32,151 for the 2011 period. The average interest rate was 11.6% and 10.3% for the 2012 and 2011 periods, respectively.

The $6,345 (355%) increase in depreciation and amortization expense for the six months ended June 30, 2012 as compared to 2011 was primarily due to an additional $1,861 of depreciation and amortization of Securities America fixed assets and additional expense of $4,582, which is attributed to the amortization of intangible assets acquired in the Securities America acquisition.

The $12,874 (264%) increase in other expense for the six months ended June 30, 2012 as compared to 2011 is primarily attributable to the addition of $12,636 in other expense from Securities America. Excluding Securities America, the increase in other expense, was attributable to a $283 increase in travel, meals and entertainment, a $139 increase in insurance expense, a $127 increase in registration fees, a $68 increase in bad debt, a $51 increase in office expense, a $32 increase in advertising, partially offset by a $405 decrease in conference and related expenses and a $108 decrease in other trading-related expenses.

The $6,202 decrease in fair value of contingent consideration for the six months ended June 30, 2012 was due to decreases in projected revenues based on actual revenues achieved for the six months ended June 30, 2012.

We incurred income tax expense of $652 for the six months ended June 30, 2012 as compared to $667 for the 2011 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2012 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. A net deferred tax liability of approximately $19,593 was recorded on the acquisition of Securities America for the excess financial statement basis over the tax basis of the acquired assets and assumed liabilities. As Securities America will be included in our consolidated federal and certain combined state and local income tax returns, deferred federal and a substantial portion of state and local tax liabilities assumed in the acquisition are able to offset the reversal of our pre-existing deferred tax assets. The effective tax rate for the 2012 period differed from the federal statutory tax rate of 34%, primarily as a result of the change in fair value of contingent consideration not subject to income tax and the increase in the valuation allowance against the net deferred tax asset (without regard to deferred tax liabilities related to indefinite-lived intangibles) related to the tax benefit of  the pre-tax loss as adjusted for permanent differences.

Liquidity and Capital Resources

Approximately 16% and 15% of our total assets at June 30, 2012 and December 31, 2011, respectively, consisted of cash and cash equivalents, securities owned and receivables from our clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Securities America, Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rule. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At June 30, 2012, Securities America’s regulatory net capital of $6,584 exceeded minimum net capital requirements of $250 by $6,334. At June 30, 2012, Ladenburg’s regulatory net capital of $6,902 exceeded minimum net capital requirements of $250, by $6,652. At June 30, 2012, Investacorp’s regulatory net capital of $3,156 exceeded minimum net capital requirements of $378, by $2,778. At June 30, 2012, Triad’s regulatory net capital of $2,856 exceeded minimum net capital requirements of $547 by $2,309. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to repay debt and/or pay dividends.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At June 30, 2012, Premier Trust had stockholders’ equity of $1,739.

Our primary source of liquidity is cash flows from operations. We also obtain cash from borrowings under our revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. In connection with the Securities America acquisition, on August 16, 2011, we entered into a second amendment to the revolving credit agreement, under which available borrowings were increased by $10,000 to an aggregate of $40,000. Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At June 30, 2012, $23,550 was outstanding under the revolving credit agreement. During 2012, we increased our borrowings under the revolving credit agreement by a net amount of $1,000. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash provided by operating activities for the six months ended June 30, 2012 was $1,863, which primarily consisted of decreases in notes receivable, net and cash surrender of value of life insurance and increases in accrued compensation, accrued interest and commissions and fees payable partially offset by our net loss of $7,962 adjusted for non-cash expenses, increases in receivables from clearing brokers, receivables from other broker-dealers and decreases in deferred compensation liability and accounts payable and accrued liabilities. For the six months ended June 30, 2011, cash used in operating activities was $1,160, which primarily consisted of increases in receivables from our sole clearing broker during such period, other broker-dealers, other receivables, net and other assets, partially offset by decreases in securities owned, our net income of $609 adjusted for non-cash expenses and increases in securities sold, commission and fees payable, partially offset by a decrease in accrued liabilities.

Investing activities used $2,795 for the six months ended June 30, 2012, due to the purchase of furniture, equipment and leasehold improvements. For the six months ended June 30, 2011, investing activities used $59, primarily due to the purchase of furniture, equipment and leasehold improvements, partially offset by a decrease in restricted assets related to returned escrowed deposits from arrangements with Investacorp’s former clearing brokers.

Financing activities provided $602 for the six months ended June 30, 2012, due to $1,000 borrowed under our revolving credit facility and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases. For the six months ended June 30, 2011, financing activities provided $3,482 from $5,000 borrowed under our revolving credit facility and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At June 30, 2012, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $34,733 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $14,135 through such date.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly, commencing on December 31, 2011, at 11% per year.  Interest is payable in cash; however, (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any lender, satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain lenders.  This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of this loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay this loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date, as reported by the NYSE MKT.

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

On November 4, 2011, National Financial Services, LLC (“NFS”) provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan agreement accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We will expense interest under this loan agreement until such time as such interest is forgiven.

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

On November 4, 2011 Ladenburg amended its clearing agreement with NFS, and as part of the amendment, NFS will provide an annual credit of $1,000 to Ladenburg for five years beginning November 4, 2012. Such expense reduction must be repaid pro-rata if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financials.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at June 30, 2012 was $795.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. Since inception through June 30, 2012, 2,641,211 shares had been repurchased for $4,196 under the program, including 391,919 shares repurchased for $592 and 571,911 shares repurchased for $950, in the three and six months ended June 30, 2012, respectively.

Off-Balance-Sheet Risk and Concentration of Credit Risk

Each of Securities America, Ladenburg, Investacorp and Triad, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risk in the event that its customers do not fulfill their obligations to the clearing brokers. Also, to the extent Ladenburg, Investacorp or Triad maintain a short position in any securities, they are exposed to off-balance-sheet market risk, because their ultimate obligation to repurchase securities to close their short positions may exceed the amount recognized in the financial statements.

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

We maintain inventories of trading securities. At June 30, 2012, the fair market value of our inventories was $1,336 in long positions and $64 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2012 will have a material adverse effect on our consolidated financial position or results of operations.

New Accounting Pronouncements

Refer to Note 2, Recently Issued Accounting Pronouncements, to our unaudited condensed consolidated financial statements for further information on New Accounting Pronouncements.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any such statements that may be contained in this quarterly report on Form 10-Q, including in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC and in our reports to shareholders, which forward-looking statements reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, as amended, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Please see Note 8 to our unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, as amended.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the second quarter of 2012.

				Maximum
				Number
			Total Number	of Shares that
			of Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average Price	Part of Publicly	Under the
	Shares	Paid	Announced Plans or	Plans or
Period	Purchased	per Share	Programs	Programs(1)
April 1 to April 30, 2012	83,433	$1.65	83,433	5,167,275
May 1 to May 31, 2012	297,186	1.47	297,186	4,870,089
June 1 to June 30, 2012	11,300	1.49	11,300	4,858,789
Total	391,919	$1.51	391,919

(1)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of June 30, 2012, 2,641,211 shares have been repurchased for $4,196 under the program.

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL
SERVICES INC.

(Registrant)

Date: August 8, 2012	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

