Form 10-Q
period 2012-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2012-11-08
CIK 1029730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐ No ☑

As of November 1, 2012, there were 183,592,636 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Cash and cash equivalents	$24,199	$22,628
Securities owned at fair value	1,132	2,014
Receivables from clearing brokers	28,677	27,368
Receivables from other broker-dealers	1,531	513
Notes receivable from financial advisors, net	40,333	44,308
Other receivables, net	17,611	18,873
Fixed assets	12,374	12,011
Restricted assets	320	320
Intangible assets, net	90,055	98,829
Goodwill	90,174	91,161
Unamortized debt issue cost	1,888	2,246
Cash surrender value of life insurance	11,185	12,161
Other assets	14,357	14,713

Total assets	$333,836	$347,145

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$87	$78
Accrued compensation	11,825	10,499
Commissions and fees payable	28,814	25,891
Accounts payable and accrued liabilities	8,930	19,203
Deferred rent	1,935	2,333
Deferred income taxes	6,260	6,548
Deferred compensation liability	17,803	18,701
Accrued interest	5,901	3,265
Notes payable, net of $7,618 and $9,113 unamortized discount in 2012 and 2011, respectively	199,616	197,184

Total liabilities	281,171	283,702

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 183,581,636 in 2012 and 183,253,068 in 2011	18	18
Additional paid-in capital	207,276	204,055
Accumulated deficit	(154,629)	(140,630)

Total shareholders’ equity	52,665	63,443

Total liabilities and shareholders’ equity	$333,836	$347,145

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:

Commissions	$80,599	$25,824	$243,931	$84,676
Advisory fees	58,660	14,971	171,107	47,920
Investment banking	6,140	3,509	22,841	25,171
Principal transactions	33	(524)	(769)	(1,576)
Interest and dividends	1,321	130	3,372	419
Service fees and other income	13,081	4,988	37,452	9,721

Total revenues	159,834	48,898	477,934	166,331

Expenses:

Commissions and fees	119,050	31,158	353,817	102,845
Compensation and benefits	18,700	10,903	59,281	37,503
Non-cash compensation	1,054	688	3,645	2,772
Brokerage, communication and clearance fees	2,412	1,933	7,420	5,809
Rent and occupancy, net of sublease revenue	1,642	810	4,924	2,425
Professional services	2,145	769	5,812	2,754
Interest	6,148	820	18,400	2,468
Depreciation and amortization	3,979	862	12,112	2,650
Amortization of retention loans	1,712	—	5,295	—
Acquisition related expense	—	700	—	700
Other	9,530	3,041	27,278	7,915

Total expenses	166,372	51,684	497,984	167,841

Loss before item shown below	(6,538)	(2,786)	(20,050)	(1,510)

Change in fair value of contingent consideration	909	—	7,111	—

Loss before taxes	(5,629)	(2,786)	(12,939)	(1,510)

Income tax expense	408	284	1,060	951

Net loss	$(6,037)	$(3,070)	$(13,999)	$(2,461)

Net loss per common share (basic and diluted)	$(0.03)	$(0.02)	$(0.08)	$(0.01)

Weighted average common shares used in computation of per share data:
Basic and diluted	183,460,777	182,810,137	183,610,148	183,068,493

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	183,253,068	$18	$204,055	$(140,630)	$63,443

Issuance of common stock under employee stock purchase plan	70,147	—	100	—	100

Exercise of stock options, net of 187,542 shares tendered in payment of exercise price	623,958	—	284	—	284

Exercise of warrants	358,500	—	338	—	338

Stock options granted to consultants and independent financial advisors	—	—	940	—	940

Stock-based compensation to employees	—	—	2,705	—	2,705

Restricted stock forfeitures	(12,500)	—	—	—	—

Repurchase and retirement of common stock	(711,537)	—	(1,146)	—	(1,146)

Net loss	—	—	—	(13,999)	(13,999)

Balance, September 30, 2012	183,581,636	$18	$207,276	$(154,629)	$52,665

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(13,999)	$(2,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of contingent consideration	(7,111)	—
Depreciation and amortization	3,338	750
Adjustment to deferred rent	(398)	(437)
Amortization of debt discount	1,496	39
Amortization of intangible assets	8,774	1,900
Amortization of debt issue cost	358	(190)
Amortization of retention loans	5,295	—
Deferred income taxes	647	636
Gain on forgiveness of principal of note payable under forgivable loan	—	(1,429)
Non-cash interest expense on forgivable loans	972	—
Benefit attributable to reduction of goodwill	52	11
Non-cash compensation expense	3,645	2,772
Disposal of fixed assets	5	1

(Increase) decrease in operating assets:
Securities owned at fair value	882	1,078
Receivables from clearing broker	(1,309)	(677)
Receivables from other broker-dealers	(1,018)	984
Other receivables, net	1,262	1,135
Notes receivable from financial advisors, net	(1,320)	—
Cash surrender value of life insurance	976	—
Other assets	302	(121)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	9	—
Accrued compensation	1,326	1,287
Accrued interest	1,664	(86)
Commissions and fees payable	2,923	(2,738)
Deferred compensation liability	(898)	—
Accounts payable and accrued liabilities	(3,162)	(1,301)
Net cash provided by operating activities	4,711	1,153

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(3,652)	(188)
Decrease in restricted assets	—	50
Net cash used in investing activities activities	(3,652)	(138)

Cash flows from financing activities:
Issuance of common stock	722	345
Repurchases of common stock	(1,146)	(1,222)
Principal borrowings under revolving credit facility, net	1,100	5,000
Principal payments on other notes payable	(164)	(1,438)
Net cash provided by financing activities	512	2,685

Net increase in cash and cash equivalents	1,571	3,700
Cash and cash equivalents, beginning of period	22,628	6,927
Cash and cash equivalents, end of period	$24,199	$10,627

Supplemental cash flow information

Interest paid	$13,901	$1,837
Taxes paid	194	87

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Ladenburg Thalmann Financial Services Inc. (the “Company”) is a holding company. Its principal operating subsidiaries are Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), which the Company acquired on November 4, 2011, Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), Triad Advisors, Inc. (‘‘Triad’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’) and Premier Trust, Inc. (‘‘Premier Trust’’).

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

Premier Trust, a Nevada trust company, provides wealth management services, including administration of personal trusts and retirement accounts, estate and financial planning and custody services.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

2.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued new guidance which amends fair value disclosures for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures. The Company adopted the disclosure enhancements of this amendment effective as of January 1, 2012.

In September 2011, the FASB issued new accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment testing. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance, which changes how goodwill impairment testing is performed, does not change the timing or measurement of goodwill impairment. This guidance which is effective for annual and interim goodwill impairment tests performed after January 1, 2012, has not and is not expected to have any impact on the Company’s 2012 financial statements.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company's financial statements.

3.	Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased, at fair value at September 30, 2012 and December 31, 2011 were as follows:

	Securities owned	Securities sold, but not yet purchased
September 30, 2012
Common stock and warrants	$177	$87
Restricted common stock and warrants	955	—
Total	$1,132	$87

December 31, 2011
Common stock and warrants	$191	$78
Restricted common stock and warrants	1,823	—
Total	$2,014	$78

As of September 30, 2012 and December 31, 2011, approximately $486 and $542 respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with these clearing brokers, such clearing brokers may sell or hypothecate such securities.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Securities are carried at fair value and classified as follows:

As of September 30, 2012:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$177	$955	$—	$1,132
Total	$177	$955	$—	$1,132

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$76	$11	$—	$87
Total	$76	$11	$—	$87

As of December 31, 2011:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$191	$1,823	$—	$2,014
Total	$191	$1,823	$—	$2,014

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Common stock and warrants	$68	$10	$—	$78
Total	$68	$10	$—	$78

Due to their illiquidity, warrants are carried at a discount to fair value as determined by the Black-Scholes option pricing model. This model takes into account the underlying securities' current market value, the market volatility of the underlying securities, the term of the warrants, exercise price, and risk-free rate of return. As of September 30, 2012 and December 31, 2011, the fair value of the warrants was $468 and $1,005, respectively, and is included in common stock and warrants (level 2) above.

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

A liability of $7,111 was recognized based on the estimated acquisition date fair value of the potential earn-out. The liability was valued using an income based approach based on discounting to present value the earn-out’s probability weighted expected payoff using four earn-out scenarios for both earn-out periods. The fair value measurement of the earn-out is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The significant unobservable inputs used in the fair value measurement of the earn-out are: probability of outcomes; projected revenues; and weighted average cost of capital. Significant increases or decreases in any of these inputs in isolation would result in either a significantly lower or higher fair value measurement. As a result of decreases in projected revenues based on actual revenues generated by Securities America for the nine months ended September 30, 2012, the estimated fair value of the earn-out decreased by $7,111 which is included in the results of operations for the nine months ended September 30, 2012.

Set forth below are changes in the carrying value of contingent consideration classified as accounts payable and accrued liabilities.

Nine months Ended September 30, 2012:
Fair value of contingent consideration as of December 31, 2011	$7,111
Change in fair value of contingent consideration	(7,111)
Fair value of contingent consideration as of September 30, 2012	$—

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

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Total revenue	$150,491	$508,706
Net loss	$(12,538)	$(28,746)
Basic and diluted loss per share	$(0.07)	$(0.16)
Weighted average common shares outstanding — basic and diluted	182,810,137	183,068,493

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition of Securities America been completed as of the beginning of 2011, nor should it be taken as indicative of the Company’s future consolidated results of operations.

5.	Net Capital Requirements

As a registered broker-dealer, each of Ladenburg and Securities America is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Ladenburg and Securities America has elected to compute its net capital under the alternative method allowed by this rule. At September 30, 2012, Ladenburg had regulatory net capital of $6,791, which exceeded its minimum capital requirement of $250, by $6,541. At September 30, 2012, Securities America had regulatory net capital of $6,534, which was $6,284 in excess of its required net capital of $250.

Investacorp and Triad have elected to compute net capital using the traditional method under the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and a ratio of aggregate indebtedness to net capital that does not exceed 15 to 1. At September 30, 2012, Investacorp had net capital of $3,001, which was $2,696 in excess of its required net capital of $305. Investacorp’s net capital ratio was 1.5 to 1. At September 30, 2012, Triad had net capital of $3,475, which was $2,971 in excess of its required net capital of $504. Triad’s net capital ratio was 2.2 to 1.

Ladenburg, Securities America, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including cash of at least $250. At September 30, 2012, Premier Trust had stockholders’ equity of $1,504.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

6.	Income Taxes

Income tax expense was $408 and $284 for the three months ended September 30, 2012 and 2011, respectively. The primary components of income tax expense were the tax effects of goodwill, which is amortized for income tax purposes, of $295 and $228 for the three months ended September 30, 2012 and 2011, respectively. The remainder of the tax provision principally represents state and local income taxes for the 2012 and 2011 periods presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

Income tax expense was $1,060 and $951 for the nine months ended September 30, 2012, and 2011, respectively. The primary components of income tax expense were the tax effects of goodwill, which is amortized for income tax purposes, of $692 and $636 for the nine months ended September 30, 2012 and 2011, respectively. The remainder of the tax provision principally represents state and local income taxes for the 2012 and 2011 periods presented as well as a provision for federal alternative minimum taxes for the 2011 periods presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

The effective tax rate differs from the statutory income tax rate for the 2012 periods primarily due to the change in fair value of contingent consideration not subject to income tax and the increase in the valuation allowance against the net deferred tax asset (without regard to deferred tax liabilities related to indefinite-lived intangibles) related to the tax benefit of the pre-tax loss as adjusted for permanent differences. The effective tax rate differs from the statutory income tax rate for the 2011 periods primarily due to utilization of net operating loss carryforwards to offset taxable income.

7.	Notes Payable

	September 30,	December 31,
	2012	2011
Note payable under revolving credit agreement with principal shareholder	$23,650	$22,550
Notes payable to clearing firm under forgivable loans	22,143	22,143
Note payable to a subsidiary of Premier’s former shareholder	741	904
Notes payable to finance Securities America acquisition, net of $7,618 and $9,113 of unamortized discount in 2012 and 2011, respectively(1)	153,082	151,587
Total	$199,616	$197,184

The Company estimates that the fair value of notes payable was $187,984 at September 30, 2012 and $184,883 at December 31, 2011 based on then current interest rates at which similar amounts of debt could currently be borrowed (Level 2 inputs). As of September 30, 2012, the Company was in compliance with all covenants in its debt agreements.

(1)	The lenders included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and Richard J. Lampen, our president and chief executive officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and Richard J. Lampen were $135,000, $15,000 and $200, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

8.	Commitments and Contingencies

Litigation and Regulatory Matters

In May 2003 a suit was filed in the U.S. District Court for the Southern District of New York by Sedona Corporation against Ladenburg, former employees of Ladenburg and a number of other firms and individuals. The plaintiff alleged, among other things, that certain defendants (other than Ladenburg) purchased convertible securities from plaintiff and then allegedly manipulated the market to obtain an increased number of shares from the conversion of those securities. On June 5, 2012, the parties entered into a settlement agreement resolving all claims. The amount paid by Ladenburg in settlement was not material.

In January 2011, two former clients of Triad filed an arbitration claim against Triad concerning variable annuities purchased in 2008. The customers asserted claims for breach of contract, fraud, negligence, misrepresentation, breach of fiduciary duty, unsuitability, negligent supervision, and violations of state securities statutes, and they sought approximately $442 in compensatory damages. On August 3, 2012, the parties entered into a settlement agreement resolving all claims. Amounts paid in settlement were not material.

A number of arbitration claims and lawsuits were filed against Triad by former clients asserting that a former registered representative of Triad sold them, not through Triad, guaranteed investments that were fraudulent. The clients have asserted, among other claims, claims for fraud, theft, conversion, securities law violations, failure to supervise, respondeat superior, and breach of fiduciary and other duties. Eight of the arbitration claims have been settled; the amounts paid by Triad in connection with these settlements were not material.  The sole remaining lawsuit has been stayed pending an arbitration filing, which the plaintiff has not filed to date. The remaining three arbitration claims seek a total of $730 in compensatory damages and other relief.  The Company believes the claims are without merit and intends to vigorously defend against them.

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

Several former clients of Investacorp have filed arbitration claims asserting, among other things, that a former registered representative of Investacorp invested the clients’ funds in unsuitable variable annuities; further, the claims assert that the former registered representative sold the clients, not through Investacorp, investments in fraudulent alternative business ventures.  On August 10, 2012, the parties entered into a settlement agreement with one former client resolving all claims; the settlement amount paid by Investacorp was not material. The remaining claimants seek compensatory damages totaling $242.  The Company believes the claims are without merit and intends to vigorously defend against them.

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

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. The complaint alleged that the defendants, including Ladenburg, are liable for violations of federal securities laws. The complaint sought unspecified damages. Defendants’ motions to dismiss the complaint are currently pending. The Company believes that the claims are without merit and, if they are not dismissed, intends to vigorously defend against them.

In December 2011, a purported class action suit was filed in the U.S. District Court for the Western District of Washington against HQ Sustainable Maritime Industries, Inc. (“HQS”), various individuals, Ladenburg and another broker-dealer as underwriters of 2009 and 2010 offerings of HQS common stock. The complaint alleges that the defendants, including Ladenburg, are liable for violations of federal securities laws. The complaint seeks unspecified damages. On September 28, 2012, the parties entered into a settlement agreement, which is pending court approval. The stipulated settlement provides for no contribution by Ladenburg.

In August 2012, a former client of Triad filed an arbitration claim against Triad concerning investments in five private placements involving Section 1031 tax-deferred exchanges of real estate. The client has asserted claims for breach of securities laws, breach of fiduciary duty, negligence, and other common law claims, and seeks approximately $3,900 in compensatory damages. The Company believes that the claims are without merit and, if they are not dismissed, intends to vigorously defend against them.

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

In the ordinary course of business, the Company’s subsidiaries are defendants in litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company includes an estimate of such amount in accounts payable and accrued liabilities. Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $34 at September 30, 2012 for these matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Ladenburg, Securities America, Investacorp and Triad securities transactions are provided by clearing brokers, which are large financial institutions. At September 30, 2012, amounts due from these clearing brokers were $28,677, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

In the normal course of business, Ladenburg, Investacorp, Triad and Securities America may enter into transactions in financial instruments with off-balance sheet risk. These financial instruments consist of financial futures contracts, written equity index option contracts and securities sold, but not yet purchased. As of September 30, 2012, these entities were not contractually obligated for any equity index or financial futures contracts; however, Ladenburg, Triad and Securities America sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and Ladenburg, Triad and Securities America will incur a loss if the market value of the securities increases subsequent to September 30, 2012.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

10.	Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares. Since inception through September 30, 2012, 2,780,837 shares have been repurchased for $4,391 under the program, including 139,626 shares for $196 and 711,537 shares for $1,146 repurchased in the three and nine months ended September 30, 2012, respectively.

Stock Compensation Plans

Options granted during the nine months ended September 30, 2012 were as follows:

Grant Date	Expire Date	Shares	Exercise Price	Fair Value(1)
January 31, 2012(2)	January 31, 2022	3,630,000	$2.80	$4,346
May 29, 2012(2)	May 29, 2022	25,000	$1.47	$26
July 12, 2012(3)	July 12, 2022	20,000	$1.55	$19
September 28, 2012(3)	September 28, 2022	450,000	$1.32	$329

(1)	Fair value is calculated using the Black-Scholes option pricing model.
(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.
(3)	Options fully vest on the first anniversary of the respective grant dates.

Options forfeited during the nine months ended September 30, 2012 were 60,922 shares.

As of September 30, 2012, there was $11,802 of unrecognized compensation cost for stock-based compensation, of which $3,796 related to the 2012 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.7 years for all grants and approximately 3.1 years for the 2012 grants.

Options were exercised to purchase 811,500 shares of the Company’s common stock during the nine months ended September 30, 2012, for which the intrinsic value on date of exercise was $1,216.

11.	Per Share Data

Basic net loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share. The computations of basic and diluted per share data were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30
	2012	2011	2012	2011
Net loss	$(6,037)	$(3,070)	$(13,999)	$(2,461)
Weighted average common shares outstanding- basic and diluted	183,460,777	182,810,137	183,610,148	183,068,493
Net loss per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.01)

For the periods ended September 30, 2012 and 2011, restricted shares and options and warrants to purchase 55,075,978 and 33,085,906 common shares, respectively, were not included in the computation of diluted loss per share as the effect would be anti-dilutive.

12.	Segment Information

The Company has two operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Securities America, Investacorp and Triad to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

Segment information for the three months ended September 30, 2012 and 2011 was as follows:

	Independent Brokerage and Advisory Services (1)		Ladenburg	Corporate		Total (1)
2012
Revenues	$149,201		$10,560	$73		$159,834
Pre-tax loss	(2,226	)(2)	(358)	(3,045	)(3)	(5,629)	(2)
Identifiable assets	310,724		21,208	1,904		333,836
Depreciation and amortization	3,759		203	17		3,979
Interest	4,942		3	1,203		6,148
Capital expenditures	853		4	—		857
Non-cash compensation	244		195	615		1,054

2011
Revenues	$40,339		$6,872	$1,687		$48,898
Pre-tax income (loss)	1,283		(2,498)	(1,571	)(3)	(2,786)
Identifiable assets	76,777		21,556	2,459		100,792
Depreciation and amortization	613		232	17		862
Interest	4		3	813		820
Capital expenditures	70		8	—		78
Non-cash compensation	153		195	340		688

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Segment information for the nine months ended September 30, 2012 and 2011 was as follows:

	Independent Brokerage and Advisory Services (1)		Ladenburg	Corporate		Total (1)
2012
Revenues	$442,993		$34,758	$183		$477,934
Pre-tax loss	(3,738	)(2)	(301)	(8,900	)(3)	(12,939)	(2)
Identifiable assets	310,724		21,208	1,904		333,836
Depreciation and amortization	11,430		631	51		12,112
Interest	14,850		75	3,475		18,400
Capital expenditures	3,631		15	6		3,652
Non-cash compensation	1,210		687	1,748		3,645

2011
Revenues	$129,577		$35,323	$1,431		$166,331
Pre-tax income (loss)	4,346		(396)	(5,460	)(3)	(1,510)
Identifiable assets	76,777		21,556	2,459		100,792
Depreciation and amortization	1,834		765	51		2,650
Interest	19		85	2,364		2,468
Capital expenditures	159		29	—		188
Non-cash compensation	435		804	1,533		2,772

(1)	Amounts for 2012 include Securities America which was acquired on November 4, 2011.
(2)	Includes $909 and $7,111 income from change in the fair value of contingent consideration related to Securities America acquisition for the three and nine months ended September 30, 2012, respectively.
(3)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

13.	Subsequent Events

In 2009 and 2011, the primary clearing firm of the Company’s subsidiaries, National Financial Services LLC (“NFS”), a Fidelity Investments company, provided the Company with forgivable loans, the proceeds of which were used to help fund the Company’s growth strategy. Under the terms of the loans, on  an  annual basis commencing November 2012, based on the Company’s subsidiaries continuing to clear with NFS and, in the case of one of the loans, meeting certain annual clearing revenue targets, a portion of the principal amount of the loans and related interest are forgiven. In November 2012, approximately $3,929 aggregate principal amount of the loans was forgiven together with related interest, and the Company anticipates it will recognize an increase in pre-tax income for the fourth quarter of 2012 of approximately $3,500, net of compensation expense, resulting from the forgiveness.

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

LTAM is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg and Premier Trust’s clients as well as clients of our independent financial advisors.

Premier Trust, a Nevada trust company, provides administration of personal trusts and retirement accounts, estate and financial planning, wealth management and custody services. We acquired Premier Trust in September 2010 to differentiate ourselves from the competition and to provide our network of independent financial advisors with access to a broad array of trust services. This was an important strategic step in our efforts to increase the products and services we offer clients through our independent broker-dealer platform.

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

Recent Developments

In 2009 and 2011, the primary clearing firm of our subsidiaries, National Financial Services LLC (“NFS”), a Fidelity Investments company, provided us with forgivable loans, the proceeds of which were used to help fund our growth strategy. Under the terms of the loans, on  an  annual basis commencing November 2012, based on our subsidiaries continuing to clear with NFS and, in the case of one of the loans, meeting certain annual clearing revenue targets, a portion of the principal amount of the loans and related interest are forgiven. In November 2012, approximately $3,929 aggregate principal amount of the loans was forgiven together with related interest, and we anticipate that we will recognize an increase in pre-tax income for the fourth quarter of 2012 of approximately $3,500, net of compensation expense, resulting from the forgiveness.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total revenues	$159,834	$48,898	$477,934	$166,331
Total expenses	166,372	51,684	497,984	167,841
Pre-tax loss	(5,629)	(2,786)	(12,939)	(1,510)
Net loss	(6,037)	(3,070)	(13,999)	(2,461)

Reconciliation of EBITDA, as adjusted, to net loss:
EBITDA, as adjusted	$6,308	$287	$19,262	$7,053
Add:
Interest income	47	(3)	140	27
Change in fair value of contingent consideration	909	—	7,111	—
Less:
Interest expense	(6,148)	(820)	(18,400)	(2,468)
Income tax expense	(408)	(284)	(1,060)	(951)
Depreciation and amortization	(3,979)	(862)	(12,112)	(2,650)
Non-cash compensation	(1,054)	(688)	(3,645)	(2,772)
Acquisition related expense	—	(700)	—	(700)
Amortization of retention loans	(1,712)	—	(5,295)	—
Net loss	$(6,037)	$(3,070)	$(13,999)	$(2,461)

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

Third quarter 2012 EBITDA, as adjusted, was $6,308, an increase of $6,021 from third quarter 2011 EBITDA, as adjusted, of $287, primarily because of increased revenue for the 2012 period resulting from the Securities America acquisition.  For the nine months ended September 30, 2012, EBITDA, as adjusted, was $19,262, an increase of $12,209 from EBITDA, as adjusted, of $7,053 for the nine months ended September 30, 2011, primarily because of increased revenues in the 2012 period resulting from the Securities America acquisition.

Segment Description

We have two operating segments:

•	Independent brokerage and advisory services – includes the broker-dealer and investment advisory services provided by Securities America, Investacorp and Triad to their independent contractor financial advisors and wealth management services provided by Premier Trust; and

•	Ladenburg – includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Independent brokerage and advisory services (1)	$149,201	$40,339	$442,993	$129,577
Ladenburg	10,560	6,872	34,758	35,323
Corporate	73	1,687	183	1,431
Total revenues	$159,834	$48,898	$477,934	$166,331

Pre-tax (loss) income:
Independent brokerage and advisory services (1) (2)	$(2,226)	$1,283	$(3,738)	$4,346
Ladenburg	(358)	(2,498)	(301)	(396)
Corporate (3)	(3,045)	(1,571)	(8,900)	(5,460)
Total pre-tax	$(5,629)	$(2,786)	$(12,939)	$(1,510)

(1)	Amounts for 2012 include Securities America which was acquired on November 4, 2011.
(2)	Includes income of $909 and $7,111 from change in the fair value of contingent consideration related to Securities America acquisition for the three and nine months ended September 30, 2012, respectively.
(3)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended September 30, 2012 versus three months ended September 30, 2011

For the quarter ended September 30, 2012, we had a net loss of $6,037 as compared to a net loss of $3,070 for the quarter ended September 30, 2011. This change was primarily due to increased interest, depreciation and amortization expenses and non-cash compensation expense in the 2012 period arising from the Securities America acquisition as described below, partially offset by a decrease in fair value of contingent consideration related to the Securities America acquisition. The 2012 period included $6,148 of interest expense, $3,979 of depreciation and amortization expense and $1,054 of non-cash compensation expense as compared to $820 of interest expense, $862 of depreciation and amortization expense and $688 of non-cash compensation expense in the 2011 period.

Our total revenues for the three months ended September 30, 2012 increased $110,936 (227%) from the 2011 period, primarily due to the Securities America acquisition. Third quarter 2012 revenues included increased commissions of $54,775, advisory fees of $43,689, service fees and other income of $8,093, investment banking revenue of $2,631, interest and dividends of $1,191 and principal transactions of $557. Revenues for the third quarter of 2012 include $98,680 from Securities America. Excluding Securities America, revenues in our independent brokerage and advisory services segment increased $10,182 (25%) from the 2011 period, primarily due to improved market conditions, recruitment of higher–producing advisors and increased advisory assets under management.

Our total expenses for the three months ended September 30, 2012 increased by $114,688 (222%) from the 2011 period, primarily as a result of an increase in commissions and fees expense of $87,892, compensation and benefits expense of $7,797, interest expense of $5,328, other expense of $6,489, depreciation and amortization of $3,117 and amortization of retention loans made in connection with the Securities America acquisition of $1,712. 2012 expenses included $104,373 from Securities America.

The $54,775 (212%) increase in commission revenue for the three months ended September 30, 2012 as compared to the 2011 period was primarily attributable to $49,181 from the addition of Securities America. Commission revenue in the 2012 period also increased due to higher sales of alternative investments and higher commission trails earned due to improved market conditions. Excluding Securities America, commission revenue in our independent brokerage and advisory services segment increased $4,385 (19%) from the 2011 period.

The $43,689 (292%) increase in advisory fee revenue for the three months ended September 30, 2012 as compared to the 2011 period was primarily due to $39,573 from the addition of Securities America and a 15% increase in average assets under management at LTAM, Triad and Investacorp. Advisory fee revenue for a particular quarter is primarily affected by the level of advisory assets and market fluctuations. For the three months ended September 30, 2012, we experienced an increase in net new advisory assets resulting from strong new business development and a shift by our existing advisors toward more advisory business. We expect asset management revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors to the advisory business.

The $2,631 (75%) increase in investment banking revenue for the three months ended September 30, 2012 was primarily due to an increased level of capital raising activity in the third quarter of 2012 due to improved market conditions. We derived investment banking revenue for the three months ended September 30, 2012 from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $5,763 for the 2012 period, as compared to $3,240 for the 2011 period. Strategic advisory services revenue was $377 for the 2012 period as compared to $269 for the 2011 period.

The $1,191 (916%) increase in interest and dividends revenue for the three months ended September 30, 2012 as compared to the 2011 period was primarily due to $1,157 earned at Securities America. We expect increased interest and dividends revenue in 2012 as compared to 2011 due to the addition of Securities America.

The $8,093 (162%) increase in service fees and other income for the three months ended September 30, 2012 as compared to 2011 was primarily attributable to $8,763 of service fees and other income earned by Securities America, which included marketing allowances received from product sponsors programs and administrative service fees. Excluding Securities America, service fees and other income increased in our independent brokerage and advisory services segment primarily due to marketing allowances received from product sponsors of direct investment programs of $353 and increased conference revenue of $912. This was partially offset by decreased other income in our corporate segment. This decrease was primarily due to income of $1,879 representing principal and interest forgiven on a loan with NFS in the 2011 period (commencing in 2012 the annual forgiveness date for such loan was reset to November due to the Securities America acquisition) and $287 received in settlement of a claim by Ladenburg against a former broker in the 2011 period. We expect service fees and other income to increase in the fourth quarter of 2012 due to forgiveness of principal and interest on the NFS forgivable loans.

The $87,892 (282%) increase in commissions and fees expense for the three months ended September 30, 2012 as compared to the 2011 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment, including $79,456 from the addition of Securities America. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

The $7,797 (72%) increase in compensation and benefits expense for the three months ended September 30, 2012 as compared to 2011 was primarily due to a $6,721 increase from the addition of Securities America, and a $1,490 increase in compensation at our Ladenburg segment, partially offset by a decrease in our corporate segment of $581. Ladenburg compensation and benefits expense includes commissions earned by registered representatives. These earnings are calculated based on a percentage of revenues generated by such persons. Excluding Securities America, compensation and benefits in our independent brokerage and advisory services segment increased $165.

The $366 (53%) increase in non-cash compensation expense for the three months ended September 30, 2012 as compared to the 2011 period was primarily attributable to an increase of $211 from stock option grants to Securities America employees and financial advisors and $361 from stock options granted after September 30, 2011, partially offset by a decrease of $180 from stock option grants that fully vested after September 30, 2011.

The $479 (25%) increase in brokerage, communication and clearance fees expense for the three months ended September 30, 2012 as compared to the 2011 period was primarily due to a $522 increase from the addition of Securities America and an increase of $19 in our Ladenburg and corporate segments. Excluding Securities America, brokerage, communications and clearance fees in our independent brokerage and advisory services segment decreased $62. Clearing expense for the 2012 period at Ladenburg and Securities America was reduced by clearing expense credits provided by our primary clearing firm.

The $832 (103%) increase in rent and occupancy, net of sublease revenue for the three months ended September 30, 2012 as compared to the 2011 period was primarily attributable to an $893 increase from the addition of Securities America, partially offset by a decrease of $79 at our Ladenburg segment.

The $1,376 (179%) increase in professional services expense for the three months ended September 30, 2012 was primarily due to additional expense from Securities America of $1,246. Professional services expense includes legal, audit, tax and consulting expense.

The $5,328 (650%) increase in interest expense for the three months ended September 30, 2012 as compared to the 2011 period resulted from increased average debt balances following the Securities America acquisition and increased average interest rates. An average debt balance of approximately $208,625 was outstanding for the third quarter of 2012, as compared to an average outstanding debt balance of approximately $30,662 for the 2011 period. The average interest rate was 11.7% for the third quarter of 2012 as compared to 10.8% for the 2011 period.

The $3,117 (362%) increase in depreciation and amortization expense for the three months ended September 30, 2012 as compared to 2011 was primarily due to an additional $854 of depreciation and amortization of Securities America fixed assets and additional expense of $2,291, which is attributed to the amortization of intangible assets acquired in the Securities America acquisition.

The $1,712 in amortization of retention loans expense for the three months ended September 30, 2012 relates to the amortization of retention loans made to Securities America financial advisors in connection with the acquisition. There were no such amounts in the prior-year period because the Securities America acquisition was completed in November 2011.

The $6,489 (213%) increase in other expense for the three months ended September 30, 2012 as compared to 2011 was primarily attributable to the addition of $5,531 in other expense from Securities America, which consisted of forgiveness of financial advisor loans, insurance, travel and other office expenses. Excluding Securities America, the increase in other expense was attributable to a $711 increase in conference and related expenses, as a result of a subsidiary’s 2012 conference being held in the third quarter instead of the second quarter, a $112 increase in travel, meals and entertainment, and a $131 increase in insurance expense.

The $909 decrease in fair value of contingent consideration for the three months ended September 30, 2012 was due to decreases in projected revenues at Securities America based on actual revenues achieved by Securities America for the nine months ended September 30, 2012.

We incurred income tax expense of $408 for the three months ended September 30, 2012 as compared to $284 for the 2011 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2012 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The effective tax rate for the 2012 period differed from the federal statutory tax rate of 34%, primarily as a result of the change in fair value of contingent consideration not subject to income tax and the increase in the deferred tax asset valuation allowance, which offsets the tax benefit attributable to the pre-tax loss as adjusted for permanent differences. The income tax rate for the 2011 period did not bear a customary relationship to the effective rate, primarily as a result of the increase in the valuation allowance.

Nine months ended September 30, 2012 versus nine months ended September 30, 2011

Our net loss for the nine months ended September 30, 2012 was $13,999 as compared to a net loss of $2,461 for the nine months ended September 30, 2011. The increase in net loss of $11,538 was primarily due to increased interest, depreciation and amortization expenses and non-cash compensation expense for the 2012 period arising from the Securities America acquisition as described below, partially offset by a decrease in fair value of contingent consideration. The 2012 period included $18,400 of interest expense, $12,112 of depreciation and amortization expense and $3,645 of non-cash compensation expense as compared to $2,468 of interest expense, $2,650 of depreciation and amortization expense and $2,772 of non-cash compensation expense for the 2011 period.

Our total revenues for the nine months ended September 30, 2012 increased $311,603 (187%) from the 2011 period, primarily due to the Securities America acquisition, increased commissions of $159,255, advisory fees of $123,187 and other income of $27,731, partially offset by decreased investment banking revenue of $2,330. 2012 revenues include $296,826 from Securities America. Excluding Securities America, revenues in our independent brokerage and advisory services segment increased $16,589 (13%) from the 2011 period, primarily due to improved market conditions, recruitment of higher-producing advisors and increased advisory assets under management.

Our total expenses for the nine months ended September 30, 2012 increased by $330,143 (197%) from the 2011 period, primarily as a result of an increase in commissions and fees expense of $250,972, compensation and benefits expense of $21,778, other expense of $19,363, interest expense of $15,932, depreciation and amortization expense of $9,462 and amortization of retention loans made in connection with the Securities America acquisition of $5,295. 2012 expenses include $313,578 from Securities America.

The $159,255 (188%) increase in commissions revenue for the nine months ended September 30, 2012 as compared to the 2011 period was primarily attributable to $149,010 from the addition of Securities America and successful recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment. Excluding Securities America, commissions revenue in our independent brokerage and advisory services and Ladenburg segments increased $8,097 (11%) and $2,150 (22%), respectively, from the 2011 period.

The $123,187 (257%) increase in advisory fee revenue for the nine months ended September 30, 2012 as compared to the 2011 period was primarily due to $116,457 from the addition of Securities America and a 28% increase in average assets under management at LTAM, Triad and Investacorp. Advisory revenue for a particular period is primarily affected by the level of advisory assets and market fluctuations. For the nine months ended September 30, 2012, we experienced an increase in net new advisory assets resulting from strong new business development and a shift by our existing advisors toward more advisory business. We expect asset management revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors to the advisory business.

The $2,330 (9%) decrease in investment banking revenue for the nine months ended September 30, 2012 as compared to the 2011 period was primarily due to higher levels of investment banking during the first half of 2011. Capital raising revenue decreased $1,811 and strategic advisory services revenue decreased $519 due to the completion of several large transactions in the 2011 period. We derived investment banking revenue for the nine months ended September 30, 2012 from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $21,935 for the 2012 period, as compared to $23,746 for the 2011 period. Strategic advisory services revenue was $906 for the 2012 period, as compared to $1,425 for the 2011 period.

The $2,953 (705%) increase in interest and dividends revenue for the nine months ended September 30, 2012 as compared to the 2011 period was primarily due to $2,895 earned at Securities America. We expect increased interest and dividends revenue in 2012 as compared to 2011 due to the addition of Securities America.

The $27,731 (285%) increase in service fees and other income for the nine months ended September 30, 2012 as compared to 2011 was primarily attributable to $28,467 of service fees and other income earned by Securities America, which included marketing allowances received from product sponsor programs and administrative service fees. Excluding Securities America, service fees and other income increased in our independent brokerage and advisory services segment primarily due to direct investment marketing allowances received from product sponsor programs of $882, and increased conference revenue of $517. This was partially offset by decreased transaction-related fees of $177 and decreased other income in our corporate segment. The decrease in other income in our corporate segment was primarily due to income of $1,879 representing principal and interest forgiven on a loan from NFS in the 2011 period (commencing in 2012 the annual forgiveness date for such loan was changed to November) and $287 received in settlement of a claim by Ladenburg against a former broker in the 2011 period.

The $250,972 (244%) increase in commissions and fees expense for the nine months ended September 30, 2012 as compared to the 2011 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment, including $236,725 from the addition of Securities America. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

The $21,778 (58%) increase in compensation and benefits expense for the nine months ended September 30, 2012 as compared to 2011 was primarily due to a $20,787 increase from the addition of Securities America.

The $873 (31%) increase in non-cash compensation expense for the nine months ended September 30, 2012 as compared to the 2011 period was primarily attributable to an increase of $1,061 from stock option grants to Securities America employees and financial advisors and $975 from stock options granted after September 30, 2011, partially offset by a decrease of $1,076 from stock option grants that fully vested after September 30, 2011.

The $1,611 (28%) increase in brokerage, communication and clearance fees expense for the nine months ended September 30, 2012 as compared to the 2011 period was primarily due to a $1,671 increase from the addition of Securities America and an increase of $140 from Triad and Investacorp, which was directly related to the increase in revenue. This was partially offset by a decrease of $205 in our Ladenburg and corporate segments. Clearing expense for the 2012 period at Ladenburg and Securities America was reduced by clearing expense credits provided by our primary clearing firm.

The $2,499 (103%) increase in rent and occupancy, net of sublease revenue for the nine months ended September 30, 2012 as compared to the 2011 period was primarily attributable to a $2,640 increase from the addition of Securities America, partially offset by a decrease of $75 at our Ladenburg segment.

The $3,058 (111%) increase in professional services expense for the nine months ended September 30, 2012 as compared to the 2011 period was primarily due to additional expense from Securities America of $3,015.

  The $15,932 (646%) increase in interest expense for the nine months ended September 30, 2012 as compared to the 2011 period resulted from increased average debt balances following the Securities America acquisition and increased average interest rates. An average debt balance of approximately $209,373 was outstanding for the 2012 period, as compared to an average outstanding debt balance of approximately $31,587 for the 2011 period. The average interest rate was 11.6% and 10.3% for the 2012 and 2011 periods, respectively.

The $9,462 (357%) increase in depreciation and amortization expense for the nine months ended September 30, 2012 as compared to 2011 was primarily due to an additional $2,714 of depreciation and amortization of Securities America fixed assets and additional expense of $6,874, which is attributed to the amortization of intangible assets acquired in the Securities America acquisition.

The $5,295 in amortization of retention loans expense for the three months ended September 30, 2012 relates to the amortization of retention loans made to Securities America financial advisors in connection with the acquisition. There were no such amounts in the prior-year period because the Securities America acquisition was completed in November 2011.

The $19,363 (245%) increase in other expense for the nine months ended September 30, 2012 as compared to 2011 was primarily attributable to the addition of $17,966 in other expense from Securities America, which consisted of forgiveness of financial advisor loans, insurance, travel and other office expenses. Excluding Securities America, the increase in other expense was primarily attributable to a $464 increase in conference and related expenses, a $396 increase in travel, meals and entertainment, a $269 increase in insurance expense and a $152 increase in registration fees.

The $7,111 decrease in fair value of contingent consideration for the nine months ended September 30, 2012 was due to decreases in projected revenues at Securities America based on actual revenues achieved for the nine months ended September 30, 2012.

We incurred income tax expense of $1,060 for the nine months ended September 30, 2012 as compared to $951 for the 2011 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2012 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The effective tax rate for the 2012 period differed from the federal statutory tax rate of 34%, primarily as a result of the change in fair value of contingent consideration not subject to income tax and the increase in the differed tax asset valuation allowance, which offsets the tax benefit attributable to the pre-tax loss as adjusted for permanent differences. The income tax rate for the 2011 period did not bear a customary relationship to the effective rate, primarily as a result of utilization of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

Approximately 17% and 15% of our total assets at September 30, 2012 and December 31, 2011, respectively, consisted of cash and cash equivalents, securities owned and receivables from our clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions, and proprietary trading strategies.

Each of Securities America, Ladenburg, Investacorp and Triad is subject to the SEC’s net capital rule. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At September 30, 2012, Securities America’s regulatory net capital of $6,534 exceeded minimum net capital requirements of $250 by $6,284. At September 30, 2012, Ladenburg’s regulatory net capital of $6,791 exceeded minimum net capital requirements of $250, by $6,541. At September 30, 2012, Investacorp’s regulatory net capital of $3,001 exceeded minimum net capital requirements of $305, by $2,696. At September 30, 2012, Triad’s regulatory net capital of $3,475 exceeded minimum net capital requirements of $504 by $2,971. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The net capital rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to repay debt and/or pay dividends.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At September 30, 2012, Premier Trust had stockholders’ equity of $1,504.

Our primary source of liquidity is cash flows from operations. We also obtain cash from borrowings under our revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. In connection with the Securities America acquisition, on August 16, 2011, we entered into a second amendment to the revolving credit agreement, under which available borrowings were increased by $10,000 to an aggregate of $40,000. Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At September 30, 2012, $23,650 was outstanding under the revolving credit agreement. During 2012, we increased our borrowings under the revolving credit agreement by a net amount of $1,100. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $4,711, which primarily consisted of our net loss of $13,999 adjusted for non-cash expenses of $17,073, decreases in securities owned, other receivables, net, cash surrender of life insurance and increases in commissions and fees payable, accrued interest, and accrued compensation, partially offset by increases in receivable from clearing broker, receivables from other broker-dealers and notes receivable, net and decreases in accounts payable and accrued liabilities. For the nine months ended September 30, 2011, net cash provided by operating activities was $1,153, which primarily consisted of our net loss of $2,461 adjusted for non-cash expenses of $4,053, decreases in securities owned, receivables from other broker-dealers, other receivables, net and a decrease in accrued compensation, partially offset by increases in receivables from our clearing broker and decreases in commissions and fees payable and accrued liabilities.

Investing activities used $3,652 for the nine months ended September 30, 2012, due to the purchase of furniture, equipment and leasehold improvements. For the nine months ended September 30, 2011, investing activities used $138, primarily due to the purchase of furniture, equipment and leasehold improvements, partially offset by a decrease in restricted assets related to returned escrowed deposits from arrangements with Investacorp’s former clearing brokers.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $512, due to $1,100 borrowed under our revolving credit facility and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases. For the nine months ended September 30, 2011, financing activities provided $2,685 from $5,000 borrowed under our revolving credit facility and the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At September 30, 2012, Ladenburg was obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $32,633 through 2018, exclusive of escalation charges. Ladenburg has subleased vacant space under subleases which entitles it to receive rents aggregating approximately $12,953 through such date. Should any of the sub-tenants not pay their sublease payments to Ladenburg or otherwise default under a sublease for an extended period of time, it may have a material adverse effect on our liquidity, cash flows and results of operations.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly at 11% per year.  Interest is payable in cash; however, (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any lender, satisfy our interest obligations by adding such amount to the outstanding principal balance of the loan, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain lenders.  This payment-in-kind feature increases the principal sum outstanding on the loan that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of this loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay this loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

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

On November 4, 2011, NFS provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143, commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We will expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the period ending November 4, 2012.

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

In November 2012, approximately $3,929 aggregate principal amount of the 2009 and 2011 forgivable loans was forgiven together with related interest, and we anticipate recognizing an increase in pre-tax income in the fourth quarter of 2012 of approximately $3,500, net of compensation expense, resulting from the forgiveness.

On November 4, 2011 Ladenburg amended its clearing agreement with NFS, and as part of the amendment, NFS will provide an annual credit of $1,000 to Ladenburg for five years beginning November 4, 2012. Such expense reduction must be repaid pro-rata if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financial statements.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at September 30, 2012 was $741.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. Since inception through September 30, 2012, 2,780,837 shares had been repurchased for $4,391 under the program, including 139,626 shares repurchased for $196 and 711,537 shares repurchased for $1,146, in the three and nine months ended September 30, 2012, respectively.

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

We maintain inventories of trading securities. At September 30, 2012, the fair market value of our inventories was $1,132 in long positions and $87 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2012 will have a material adverse effect on our consolidated financial position or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 8 to our unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q, which is incorporated by reference in this Item 1.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, as amended.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the third quarter of 2012.

(in thousands, except share and per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2012	—	—	—	4,858,789
August 1 to August 31, 2012	35,456	$1.40	35,456	4,823,333
September 1 to September 30, 2012	104,170	1.40	104,170	4,719,163
Total	139,626	$1.40	139,626

(1)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of September 30, 2012, 2,780,837 shares have been repurchased for $4,391 under the program.

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL
SERVICES INC.

(Registrant)

Date: November 8, 2012	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

