Form 10-K
period 2012-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2013-03-18
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File Number 1-15799

LADENBURG THALMANN FINANCIAL SERVICES INC.

(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0701248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4400 Biscayne Boulevard, 12th Floor Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

(212) 409-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.0001 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE MKT on that date) held by non-affiliates of the registrant was approximately $183,664,661.

As of March 1, 2013, there were 183,478,872 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

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

Through our acquisitions of Securities America in November 2011, Triad in August 2008 and Investacorp in October 2007, we have established a leadership position in the independent broker-dealer industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 2,700 financial advisors located in 50 states, we have become one of the approximately 10 largest independent broker-dealer networks. We believe that we have the opportunity through acquisitions, recruiting and internal growth to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional, sales and trading and related businesses. Ladenburg’s traditional businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in good market conditions. Our goal has been to build sufficient scale in our independent brokerage business, with the accompanying more steady cash flows it can produce, so regardless of capital market conditions, we as a firm can generate significant operating cash to create value for our shareholders.

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

We operate each of our independent broker-dealers separately under their own management teams, which reflects our recognition that each firm has its own unique culture and strengths. We believe this is an important part of the glue that helps bind the advisors to the firm. At the same time, we have taken advantage of the scale we have created across the multiple firms by spreading costs in areas that are not directly visible to the advisors and their clients, such as technology, accounting and other back office functions. We believe the Securities America acquisition provided opportunities that add value to our existing businesses. We offer Securities America’s industry best practice development and coaching tools to our other advisors, while at a firm-wide level we have benefitted from adding its management expertise and systems. In turn, Securities America’s advisors have gained additional resources to enhance their practices, including access to Ladenburg’s proprietary research, investment banking and capital markets services, fixed income trading and syndicate product, Premier Trust’s trust services and LTAM’s wealth management solutions.

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

Premier Trust, a Nevada trust company, provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. We acquired Premier Trust in September 2010 to provide our network of independent financial advisors with access to a broad array of trust services. This was another important strategic step in our efforts to meaningfully differentiate our independent broker-dealer platform by the breadth of the products and services we offer to our advisors.

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

Business Segments

We have two operating segments: our independent brokerage and advisory services business segment, which includes Premier Trust’s trust services, and the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM, which we refer to as the Ladenburg segment. Financial and other information by segment for the years ended December 31, 2012, 2011 and 2010 is set forth in Note 18 to our consolidated financial statements included in this report.

Independent Brokerage and Advisory Services

Overview

Securities America, Investacorp and Triad are independent broker-dealers and registered investment advisors, whose independent contractor financial advisors offer securities brokerage and advisory services to their clients, which may include packaged products such as mutual funds, variable annuities and advisor managed accounts. Revenues generated by our independent brokerage and advisory services segment represented approximately 92%, 84% and 78% of our total revenues for 2012, 2011 and 2010, respectively.

We believe that the financial services industry is experiencing an increase in the percentage of retail client assets held at independent broker-dealers and registered investment advisors as financial advisors are leaving large national and regional firms. New independent financial advisors require client and back office support services and access to technology and typically become affiliated with an independent broker-dealer. We expect this trend to continue and possibly accelerate in the future. Also, financial advisors at banks and credit unions often affiliate with independent broker-dealers. Securities America’s Financial Institutions Division delivers a diverse selection of investment and insurance products, detailed, hands-on professional development, and a fully integrated technology platform customized to meet the unique reporting needs of financial advisors located within banks and credit unions.

A financial advisor who becomes affiliated with one of our independent broker-dealers generally establishes his or her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies). The size of each branch office is typically between one and 15 advisors, but may be substantially larger. All of a branch’s revenues from securities brokerage transactions and from advisory services conducted through our broker-dealers accrue to our broker-dealers. Because an independent financial advisor bears the responsibility for his or her operating expenses, the financial advisor receives a significant percentage of the commissions or advisory fees he or she generates, typically at least 80%. This compares with a payout rate of approximately 30% to 50% to financial advisors working in a traditional wirehouse brokerage setting where the brokerage firm bears substantially all of the sales force costs, including providing employee benefits, office space, sales assistants, telephone service and supplies. The independent brokerage model permits our independent broker-dealer subsidiaries to expand their revenue base and retail distribution network of investment products and services without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

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

Many of our independent financial advisors are also authorized agents of insurance companies. Our independent broker-dealers process non-registered insurance business through subsidiaries or sister companies that are licensed insurance brokers, as well as through other licensed insurance brokers. We do not act as an insurance company and therefore retain no insurance risk related to insurance and annuity products.

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

Strategy for our Independent Brokerage and Advisory Services Business

We are focused on increasing our independent broker-dealer networks of financial advisors, revenues and client assets as described below.

•	Provide technological solutions to independent financial advisors and home-office employees. We believe that it is imperative that our independent broker dealers possess state-of-the-art technology so their employees and independent financial advisors can effectively transact, facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing our commitment to provide a highly capable technology platform to process business, we believe our independent broker-dealers can achieve economies of scale and potentially reduce the need to hire additional back-office personnel.
•	Assist financial advisors to expand their business. Our independent broker-dealers are aligned with their financial advisors in seeking to increase their revenues and improve efficiency. Each of our broker-dealers undertakes initiatives to assist their financial advisors with client recruitment, education, compliance and product support. Our practice management programs speed our advisors' efforts to grow their businesses by providing customized coaching and consulting services, study groups and conferences, educational workshops, publications and web resources and other productivity tools. Our independent broker-dealers also focus on improving back-office support to allow financial advisors more time to focus on serving their clients, rather than attending to administrative matters.
•	Build recurring revenue. We have recognized the trend toward increased investment advisory business and are focused on providing fee-based investment advisory services, which may better suit certain clients. While these fee-based accounts generate substantially lower first year revenue than accounts invested in most commission-based products, the recurring nature of these fees provides a platform that generates recurring revenue.
•	Recruit experienced financial professionals. Each of our independent broker-dealers actively recruits experienced financial professionals. These efforts are supported by advertising, targeted direct mail and outbound telemarketing. Our independent broker-dealers’ recruitment efforts are enhanced by their ability to serve a variety of independent advisor models, including independent financial advisors, registered investment advisors and independent registered investment advisors.
•	Acquire other independent brokerage firms. We may also pursue the acquisition of other independent brokerage firms and groups of financial advisors. The ability to realize growth through acquisitions, however, will depend on the availability of suitable candidates and our ability to successfully negotiate favorable terms. There can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be greater than anticipated.

Brokerage Business

Each of our independent broker-dealers provides full support services to its financial advisors, including: access to stock, bond and options execution; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

While an increasing number of clients are electing asset-based advisory fee platforms rather than the traditional commission schedule, our independent broker-dealers primarily derive their revenue from commissions charged on variable annuity, mutual fund, equity and fixed income transactions.

Asset Management Business

Our independent broker-dealers offer various accounts, some of which are managed by our financial advisors, and others that are managed by third parties. The advisor managed accounts offer various account structures, including fee-based and “wrap fee” accounts. For financial advisors who prefer not to act as portfolio managers, third party management options are available. These options employ managers who select diversified, fee-based asset management investment portfolios based on a client’s needs and risk profile. The types of portfolios may include separately managed portfolios, multi-managed accounts, and mutual fund and exchange-traded fund (“ETF”) model portfolios. These portfolios may also include portfolio analytics, performance reporting and position-specific reporting.

Premier Trust

Founded in 2001, Premier Trust is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with more than $618 million in assets under administration at December 31, 2012. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. Working in combination with a client’s legal and other professional advisors, Premier Trust’s professionals assist with every aspect of planning, including income and estate taxes, retirement, succession of the family business, transferring assets to future generations and asset protection.

Ladenburg

Ladenburg is a full-service broker-dealer that provides investment banking, sales and trading and equity research to its corporate and institutional clients and high net-worth individuals.

Investment Banking Activities

Ladenburg's investment banking professionals provide corporate finance and strategic and financial advisory services to public and private companies, primarily those companies with market capitalizations below $500 million, which we refer to as middle-market companies. Ladenburg provides these middle-market companies with capital raising and strategic advisory services throughout their growth cycles. Ladenburg offers its clients a high level of attention from senior personnel and has designed its organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients. Ladenburg's 17 investment banking professionals serve clients nationwide and worldwide from its offices in New York, New York, Houston, Texas and Miami, Florida.

Corporate Finance

Ladenburg's corporate finance group provides capital origination services primarily to middle-market companies. Ladenburg's investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg's ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the initial public offering market may not be consistently favorable, we expect that Ladenburg will participate in follow-on offerings, registered direct offerings, PIPEs and other private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the registered direct and PIPEs areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2012, we participated in 89 underwritten offerings that raised an aggregate of approximately $19 billion. In 2012, Ladenburg placed 13 registered direct and PIPE offerings, that raised an aggregate of approximately $166 million for clients in the healthcare, biotechnology, energy and other industries.

Ladenburg seeks to capitalize on its distribution network by focusing on yield-oriented equities, which have been attractive to both institutional and retail investors. The yield-oriented equity business has developed in recent years in response to the low interest rate environment. Our analysts and bankers focus on three specific verticals: agency, mortgage and property real estate investment trusts (REITs), business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg has become a leader in syndicating these products to institutional investors as well as other retail and independent firms. Since 2010, Ladenburg has participated as a manager in 101 offerings of these products, which raised over $11.7 billion. Similarly, Ladenburg also has dedicated investment bankers focused on the healthcare and biotechnology companies, as well as the energy and utilities sector.

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

Ladenburg has extensive expertise in providing fairness opinions that often are necessary or requested in a variety of situations, including mergers, acquisitions, restructurings, financings and privatizations. Ladenburg provides fairness opinions and analyses to boards of directors, independent committees of boards of directors and shareholders. The firm also provides independent, third-party advice in connection with mergers, acquisitions, leveraged buyouts and restructurings, going-private transactions and certain other market activities.

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

In 2012, Ladenburg added a fixed income trading desk. This trading desk works with advisors at our broker-dealer subsidiaries to develop fixed income solutions for clients based on individualized client needs. We believe this strategic addition further strengthens the value proposition of our broker-dealer platform and is a natural complement to Ladenburg’s efforts in the yield-oriented equities space where many of the companies Ladenburg provides investment banking services to are also potential fixed income issuers.

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

Research Services

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department provides research coverage on approximately 180 companies and closed-end funds, specializing in small- to mid-cap companies in the power and electric utilities, energy exploration and production, sustainable infrastructure, biotechnology, personalized medicine, medical devices, specialty pharmaceutical, healthcare services, medical technology and internet and software services industries; MLPs, BDCs and mortgage and property REITs; and other companies on a special situations basis. Ladenburg’s research coverage may expand to additional sectors in the future. Ladenburg provides its research on a fee basis to certain institutional accounts and makes it available to the financial advisors at all of our broker-dealer subsidiaries.

Our research department:

•	reviews and analyzes general market conditions and industry groups;
•	issues written reports on companies;
•	furnishes information to retail and institutional customers; and
•	responds to inquires from customers and account executives.

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

Ladenburg Asset Management Program

The Ladenburg Asset Management Program provides centralized management of mutual fund and exchange-traded fund portfolios based on asset allocation models. Features of the program include active rebalancing at the asset class and security level, low minimum account size, risk analysis, customized investment policy statements and comprehensive performance reporting.

Investment Consulting Services

LTAM’s Investment Consulting Services (“ICS”) provides clients with access to professional money managers usually available only to large institutions, across the spectrum of major asset classes. Whether the client requires a complete asset allocation strategy or an investment manager for a single asset class, each of our managers has been thoroughly examined for inclusion in the ICS program. Once a manager has been added to the platform, it is regularly reviewed in order to ensure that it represents a suitable solution. Through ICS, LTAM services high net worth clients and institutions, such as universities, foundations and hospitals.

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

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our broker-dealer subsidiaries do not hold funds or securities for their customers. Instead, each of Ladenburg, Triad and Investacorp use the services of National Financial Services LLC (“NFS”), a Fidelity Investments® company, as its clearing agent on a fully disclosed basis. Securities America uses the services of NFS and Pershing LLC, a subsidiary of the Bank of New York Mellon Corporation, as its clearing agents on a fully disclosed basis. The clearing agents process all securities transactions and maintain customer accounts on a fee basis. SIPC coverage protects client accounts up to $500,000 per customer, including up to $250,000 for cash. Each of NFS and Pershing also maintains excess securities bonds, “Excess SIPC”, providing additional protection. Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for the brokerage activities of our broker-dealer subsidiaries. The clearing agent also lends funds to customers of our broker-dealer subsidiaries through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify each clearing agent for losses it may incur on these credit arrangements.

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

Competition

We encounter intense competition in all aspects of our business and compete directly with many other providers of financial services for clients as well as financial advisors. We compete directly with many national and regional full service financial services firms, other independent broker-dealers, investment advisors, discount brokers, broker-dealer subsidiaries of major commercial bank holding companies, insurance companies and other companies offering financial services in the United States, globally, and through the Internet. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Also, many firms offer discount brokerage services and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as financial planning, investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business.

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

The regulations to which broker-dealers are subject cover many aspects of the securities industry, including:

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

As registered investment advisors under the Investment Advisers Act of 1940, as amended, our investment advisory subsidiaries are subject to the regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things:

•	limitations on the ability of investment advisors to charge clients performance-based or non-refundable fees;
•	record-keeping and reporting requirements;
•	disclosure requirements;
•	limitations on principal transactions between an advisor or its affiliates and advisory clients; and
•	general anti-fraud prohibitions.

Additionally, our investment advisory subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), administered by the Employee Benefits Security Administration (“EBSA”) of the U.S. Department of Labor, for accounts that are ERISA-covered pension plans. ERISA imposes certain duties on persons who are fiduciaries (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving ERISA plans and fiduciaries or other service providers to such plans.

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

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, implement specialized employee training programs, designate an anti-money laundering compliance officer and are audited periodically by an independent party to test the effectiveness of such compliance. We have established policies, procedures and systems designed to comply with these regulations.

Regulation regarding privacy and data protection continues to increase worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent applicable to us, we must comply with these global, federal, and state information-related laws and regulations, including, for example, those in the United States, such as the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P and the Fair Credit Reporting Act of 1970, as amended.

Net Capital Requirements

Our registered broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which we refer to as the Net Capital Rule. The Net Capital Rule requires that broker-dealers maintain minimum net capital and is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer, subject to certain adjustments, and may be calculated in one of two ways. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Also, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid inflation of the broker-dealer’s net capital.

Each of Ladenburg and Securities America has elected to compute its net capital under the alternative method allowed by the Net Capital Rule. At December 31, 2012, Ladenburg had net capital of $4,358,000, which exceeded its minimum capital requirement of $250,000, by $4,108,000 and Securities America had net capital of $7,941,000, which was $7,691,000 in excess of its required net capital of $250,000.

Investacorp and Triad have elected to compute net capital using the Net Capital Rule's traditional method, which requires a ratio of aggregate indebtedness to net capital that must not exceed 15 to 1. At December 31, 2012, Investacorp had net capital of $3,542,000, which was $3,232,000 in excess of its required net capital of $310,000, and had a net capital ratio of 1.3 to 1. At December 31, 2012, Triad had net capital of $3,214,000, which was $2,462,000 in excess of its required net capital of $752,000, and had a net capital ratio of 3.5 to 1.

Ladenburg, Securities America, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 (generally relating to the physical possession and control of securities) pursuant to paragraph (k)(2)(ii) of such rule as they clear their customer transactions through a correspondent broker on a fully disclosed basis.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholder’s equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2012, Premier Trust had stockholder’s equity of approximately $1,448,000, including at least $250,000 in cash.

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

Personnel

At December 31, 2012, we had 686 full-time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 1A.  RISK FACTORS.

You should carefully consider all of the risks described below regarding our company. Our business, financial condition or results of operation could be materially adversely affected by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially and adversely affect our business operations.

Risk Factors Relating to Our Business

Damage to our reputation could adversely impact our business.

Maintaining our reputation is critical to our our ability to attract and retain financial advisors, clients and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with legal and regulatory requirements, money-laundering, privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in financial products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also harm our business.

Changing conditions in financial markets and the economy could adversely affect our financial condition and results of operation.

Our financial results have been adversely affected by the turmoil in the financial markets, such as during the economic downturn that particularly characterized the period commencing in late 2008 through 2010, and the economy in general. As a financial services firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could materially adversely affect our business in many ways, including the following:

•	a market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads;
•	low interest rates adversely impact interest sharing revenues received from our clearing firms and other cash sweep programs;
•	adverse changes in the market could lead to a reduction in revenues from asset management fees. Even in the absence of a market downturn, below-market investment performance by portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors;
•	unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting or placement fees, are directly related to the number and size of the transactions in which we participate and therefore could be adversely affected by unfavorable financial or economic conditions;
•	increases in credit spreads, as well as limitations on the availability of credit, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations;
•	adverse changes in the market could lead to losses from principal transactions. To the extent that we own assets, i.e., have long positions, a downturn in the market could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions, an upturn in the market could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market; and
•	new or increased taxes on compensation payments such as bonuses or securities transactions may adversely affect our financial results.

We have incurred, and may continue to incur, significant losses.

We incurred significant losses before income taxes for each of the years in the five-year period ended December 31, 2012. We cannot assure you that we will be able to achieve profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2013, if we are unable to attain and sustain profitability, it would have a material adverse effect on our business and results of operations.

We have a high degree of financial leverage which limits cash flow available for operations and may impair our ability to obtain additional financing.

Our total debt, as of December 31, 2012, was approximately $205 million. Our substantial amount of indebtedness:

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

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance. Also, there can be no assurance that we will satisfy the requirements for forgiveness of our forgivable loans from our principal clearing firm. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. As a result, we may not be able to generate sufficient cash flow, and future sales of equity or debt securities in public or private transactions may not be available to provide sufficient net proceeds, to meet these obligations, which would have a material adverse effect on our business, profitability and results of operations.

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

Misconduct could include:

•	recommending transactions that are not suitable for the client or in the client’s best interests;

•	engaging in fraudulent or otherwise improper activity;
•	binding us to transactions that exceed authorized limits;
•	hiding unauthorized or unsuccessful activities, resulting in unknown and unmanaged risks or losses;
•	improperly using or disclosing confidential information;
•	engaging in unauthorized or excessive trading to the detriment of customers; or
•	otherwise not complying with laws or our control procedures.

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

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will effectively and accurately record and verify this information. Also, because our independent financial advisors work in small, decentralized offices, additional risk management challenges may exist.

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

Poor performance of the investment products and services recommended or sold to our clients may have a material adverse effect on our business.

Clients of our advisors control their assets maintained with us. These clients can terminate their relationship, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

We depend on our senior employees and the loss of their services could harm our business.

Our success is dependent in large part upon the services of our senior executives and employees, including the management of our broker-dealer subsidiaries. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. If our senior executives or employees terminate their employment with us and we are unable to find suitable replacements in relatively short periods of time, our business and results of operations may be materially and adversely affected.

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

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention and fines or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. Also, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, cyber attacks, unauthorized access, viruses, terrorism, or otherwise, or that our or our clearing brokers' back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The inability of our or our clearing brokers' systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations.

Ladenburg has subleased office space at 590 Madison Avenue, New York, New York to three unrelated subtenants, some of whom are engaged in the financial services industry. The subleases provide for sublease payments to Ladenburg of approximately $12 million through June 2015. Should any of the sub-tenants not pay their respective sublease payments to Ladenburg or otherwise default under a sublease. our results of operations may be materially adversely affected. For additional information regarding these subleases, see Note 13 to our consolidated financial statements included in this report.

We rely on two clearing brokers and the termination of our clearing agreements could disrupt our business.

Each of Ladenburg, Triad and Investacorp uses one clearing broker to process securities transactions and maintain customer accounts on a fee basis. Securities America uses this same clearing broker and an additional clearing broker to perform the same functions. Each clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. Each of our broker-dealer subsidiaries depends on the operational capacity and ability of its clearing broker for the orderly processing of transactions. By engaging the processing services of a clearing firm, each of our broker-dealer subsidiaries is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If these clearing agreements were terminated for any reason, we would be forced to find alternative clearing arrangements. We cannot assure you that we would be able to find alternative clearing arrangements on acceptable terms to us or at all. Also, the loss of a clearing firm could hamper the ability of our independent broker-dealers to recruit and retain their respective independent financial advisors.

Our business depends on commissions and fees generated from the distribution of financial products, and adverse changes in the structure or amount of fees or marketing allowances paid by the sponsors of these products could materially adversely affect our cash flows, revenues and results of operations.

We generate an important portion of our revenues from commissions and fees related to the distribution of financial products, such as mutual funds and variable annuities, by our independent financial advisors, and to a lesser extent, Ladenburg’s financial advisors. Changes in the structure or amount of the fees or marketing allowances paid by the sponsors of these products could materially adversely affect our cash flows, revenues and results of operations.

Also, regulatory agencies and other industry participants have suggested that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. Any reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our results of operations.

Our clearing firms extend credit to our clients and we are liable if the clients do not pay.

Each of our broker-dealer subsidiaries permits its clients to purchase securities on a margin basis or sell securities short, which means that the applicable clearing firm extends the client credit that is secured by cash and securities in the client’s account. Market conditions, general economic conditions and issues affecting the particular securities held by a client, among other factors, could cause the value of the collateral held by the clearing firm to fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. Each of our broker-dealer subsidiaries has agreed to indemnify its clearing brokers for losses they may incur while extending credit to its clients.

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

The securities industry is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors also have greater name recognition and a larger base of financial advisors and clients. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive marketing activities, offer more attractive terms to clients and financial advisors, and adopt more aggressive pricing policies. We may not be able to compete effectively with current or future competitors and competitive pressures faced by us may harm our business and may adversely affect our revenues and results of operations.

Errors and omissions claims may negatively affect our business and results of operations.

Our subsidiaries are subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in effecting securities transactions, rendering investment advice and placing insurance. These activities involve substantial amounts of money. Since errors and omissions claims against our subsidiaries or their financial advisors may allege liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to effect securities transactions on behalf of clients, to choose suitable investments for any particular client, to supervise a financial advisor or to provide insurance carriers with complete and accurate information. It is not always possible to prevent or detect errors and omissions, and the precautions our subsidiaries take may not be effective in all cases. Moreover, our Ladenburg subsidiary and its financial advisors do not carry errors and omissions insurance coverage. Our liability for significant and successful errors and omissions claims may materially and negatively affect our results of operations.

We are subject to various risks associated with the securities industry, any of which could have a materially adverse effect on our business, cash flows and results of operations.

We are subject to uncertainties that are common in the securities industry. These uncertainties include:

•	the volatility of domestic and international financial, bond and stock markets;
•	extensive governmental regulation;
•	litigation;
•	intense competition;
•	poor performance of investment products our advisors recommend or sell;
•	substantial fluctuations in the volume and price level of securities; and
•	dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low retail and institutional brokerage volume and reduced investment banking activity, profitability is impaired because certain expenses remain relatively fixed. We are smaller and have less capital than many of our competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.

Legal liability may harm our business.

Many aspects of our business subject us to substantial risks of liability to customers and to regulatory enforcement proceedings by state and federal regulators. We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. In the normal course of business, our operating subsidiaries have been, and continue to be, the subject of numerous civil actions, regulatory proceedings and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer or as a result of other business activities. Dissatisfied clients often make claims against securities firms and their brokers and investment advisers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to conduct adequate due diligence on products offered, failure to address issues arising from product due diligence, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Also, an underwriter, such as Ladenburg, is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions about underwriters’ liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. Therefore, Ladenburg's activities may subject it to the risk of significant legal liabilities to its clients and aggrieved third parties, including stockholders of its clients who could bring securities class actions against Ladenburg. As a result, Ladenburg may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Ladenburg's underwriting activities often involve offerings of the securities of smaller companies, which may involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter of a smaller company’s securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

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

Risk Factors Relating to the Regulatory Environment

We are subject to extensive regulation and the failure to comply with these regulations could subject us to penalties or sanctions.

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

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. Also, Securities America is subject to the net capital requirements of CFTC Regulation 1.17. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2012, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier Trust exceeded its minimum stockholder's equity requirement. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid inflation of the broker-dealer’s net capital. The Net Capital Rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the Net Capital Rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC or the CFTC, as applicable, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. During the fourth quarter of 2009, one of our broker-dealer subsidiaries had a short-term net-capital deficiency and could face disciplinary action including a fine, a suspension of its operations and/or rescission of revenues relating to the period of non-compliance.

Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations

We may be unable to successfully integrate acquired businesses into our existing business and operations, which may adversely affect our cash flows, liquidity and results of operations.

We have completed numerous acquisitions since 2006, including our acquisition of Securities America in 2011, which is our largest acquisition to date. We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, incurrence of a material amount of debt or the issuance of significant amounts of our equity securities, which may increase our leverage and/or be dilutive to our existing shareholders. We may experience difficulty integrating the operations of these entities or any other entities acquired in the future into our existing business and operations. Furthermore, we may not be able retain all of the employees we acquire as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired businesses or write-off the value of some or all of the assets of the acquired business. If we are unable to successfully integrate acquired businesses into our existing business and operations in the future, it could have a material adverse effect on our liquidity, cash flows and results of operations.

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

The trading price of our common stock, as reported by the NYSE MKT, has ranged from a low of $1.14 to a high of $2.65 per share for the 52 week period ended December 31, 2012. We expect that the market price of our common stock will continue to fluctuate significantly.

The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

•	variations in quarterly operating results;
•	general economic and business conditions, including conditions in the securities brokerage and investment banking markets;
•	our announcements of significant contracts, milestones or acquisitions;
•	our relationships with other companies;
•	our ability to obtain needed capital;
•	additions or departures of key personnel;
•	the initiation or outcome of litigation or arbitration proceedings;
•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;
•	legislation or regulatory policies, practices or actions
•	changes in financial estimates by securities analysts; and
•	fluctuation in stock market price and volume.

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

At March 1, 2013, our named executive officers, directors and companies with which these individuals are affiliated with beneficially owned approximately 43.8% of our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

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

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our stock price and trading volume.

Research analysts publish their own quarterly projections regarding our operating results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts’ predications. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.

Possible additional issuances will cause dilution.

At December 31, 2012, we had outstanding 183,478,872 shares of common stock and options and warrants to purchase a total of 54,837,515 shares of common stock. We are authorized to issue up to 400,000,000 shares of common stock and are able to issue a significant number of additional shares without obtaining shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants are exercised, our other shareholders may find their holdings drastically diluted, which means that they would own a smaller percentage of our company.

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

We intend to retain any future earnings to fund the development and growth of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Accordingly, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any positive return on your investment in our common stock. Net capital requirements imposed on our broker-dealer subsidiaries by the SEC restrict our ability to pay dividends.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137, where we have leased approximately 15,800 square feet of office space. The lessor is Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder. Our lease was renewed in March 2013 and now expires in February 2018, and the amount of office space leased was increased to approximately 18,150 square feet.

Ladenburg’s principal executive offices are located at 520 Madison Avenue, 9th Floor, New York, New York 10022, where it subleases approximately 15,400 square feet of office space under a lease that expires in September 2014. Ladenburg previously occupied office space at 590 Madison Avenue, New York, New York and has subleased all of this space to three unrelated parties on various terms providing for sublease payments to Ladenburg of approximately $12 million. The lease, under which Ladenburg is still obligated as the main lessor, expires in June 2015. See Item 1A. “Risk Factors — A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows and results of operations” above. Ladenburg also operates branch offices in leased office space. Such branch offices are located in Miami, Naples and Boca Raton, Florida, Princeton, New Jersey, Boston, Massachusetts, Houston, Texas, Calabasas, California, Melville, New York and New York, New York.

Our independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise. Information regarding the principal executive offices used in our independent brokerage and advisory services segment is listed below. Securities America's principal executive offices are located at 12325 Port Grace Boulevard, La Vista, NE 68128, where it leases approximately 80,000 square feet of office space under a lease that expires in January 2018. Investacorp’s principal executive offices are located at 4400 Biscayne Boulevard, 11th Floor, Miami, Florida 33137, where it leases from Frost Real Estate Holdings, LLC approximately 11,475 square feet of office space under a lease that expires in September 2015. Triad’s principal executive offices are located at 5185 Peachtree Parkway, Suite 280, Norcross, Georgia, 30092, where it leases approximately 11,300 square feet of office space under a lease that expires in June 2017. Premier Trust’s principal executive offices are located at 4465 S. Jones Boulevard, Las Vegas, NV 89103 where it leases approximately 12,400 square feet of office space under a lease that expires in February 2016.

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

Our common stock trades on the NYSE MKT under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2012		2011
Period	High	Low	High	Low
First Quarter	$2.65	$1.78	$1.30	$0.96
Second Quarter	1.83	1.33	1.47	1.08
Third Quarter	1.66	1.25	1.92	1.05
Fourth Quarter	1.44	1.14	2.94	1.35

Holders

At March 1, 2013, there were approximately 3,789 record holders of our common stock.

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

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2012	127,600	$1.33	127,600	4,591,563
November 1 to November 30, 2012	41,336	1.25	41,336	4,550,227
December 1 to December 31, 2012	32,194	1.24	32,194	4,518,033
Total	201,130	$1.30	201,130

(1)	In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of December 31, 2012, 2,981,967 shares have been repurchased for $4,653,023 under the program.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$650,111	$273,600 (a)	$194,526	$150,675	$120,970 (b)
Total expenses	672,114	285,902	204,616	168,279	140,214
Loss before item shown below	(22,003)	(12,302)	(10,090)	(17,604)	(19,244)
Change in fair value of contingent consideration	7,111	—	—	—	—
Loss before income taxes	(14,892)	(12,302)	(10,090)	(17,604)	(19,244)
Net (loss) income	(16,354)	3,893	(10,951)	(18,673)	(20,263)
Per common and equivalent share:
Basic and diluted:
(Loss) income per common share	$(0.09)	$0.02	$(0.06)	$(0.11)	$(0.12)
Basic weighted average common shares	183,572,582	183,023,590	175,698,489	168,623,375	165,812,495
Diluted weighted average common shares	183,572,582	189,014,028	175,698,489	168,623,375	165,812,495
Balance Sheet Data:
Total assets	$338,129	$347,145	$101,825	$94,637	$101,668
Total liabilities	286,908	283,702	54,906	56,843	50,378
Shareholders’ equity	51,221	63,443	46,919	37,794	51,290
Other Data:
Book value per share	$0.28	$0.34	$0.26	$0.22	$0.30

(a)	Includes $57,090 of revenue from Securities America (acquired November 4, 2011).
(b)	Includes $21,190 of revenue from Triad (acquired August 13, 2008).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except share and per share amounts)

Overview

We are engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services and trust services through our principal subsidiaries, Securities America, Triad, Investacorp, Ladenburg, LTAM and Premier Trust. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

We have two operating segments, consisting of the independent brokerage and advisory services business conducted by Securities America, Investacorp and Triad, which includes the trust services provided by Premier Trust, and the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

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

Recent Developments

Ladenburg Fixed Income Trading Desk

In 2012, Ladenburg added a fixed income trading desk. This trading desk works with advisors at our broker-dealer subsidiaries to develop fixed income solutions for clients based on individualized client needs. We believe this strategic addition further strengthens the value proposition of our broker-dealer platform and is a natural complement to Ladenburg’s efforts in the yield-oriented equities space where many of the companies Ladenburg provides investment banking services to are also potential fixed income issuers.

NFS Forgivable Loans

Our principal clearing firm, NFS, provided us with a seven-year, $15,000 forgivable loan in November 2011. We used the forgivable loan proceeds to fund expenses related to the acquisition of Securities America. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. The first year’s principal and interest of $3,062 was forgiven on November 4, 2012. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We expect to expense interest under this loan agreement until such time as such interest is forgiven.

Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. The first year’s interest and principal at $2,232 was forgiven on November 4, 2012.

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

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of Securities America, Ladenburg, Investacorp and Triad introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for Securities America’s, Ladenburg’s, Investacorp’s and Triad’s proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $8, $36 and $4 for the years ended December 31, 2012, 2011 and 2010, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $27 at December 31, 2012 and $650 at December 31, 2011 for potential losses. However, in the past we have been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

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

Valuation of Deferred Tax Assets.  We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax amounts as of December 31, 2012, which consist principally of the tax benefit of net operating loss carryforwards, compensation charges related to equity instruments and deferred compensation liabilities, amounted to $34,007. After consideration of all the evidence, both positive and negative, especially the fact that we sustained a cumulative pre-tax loss for each of the fiscal years in the 2009 through 2012 period, we have determined that a valuation allowance at December 31, 2012 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2012, we had net operating loss carryforwards of approximately $106,000, expiring in various years from 2015 through 2032.

Stock-Based Compensation.  Our stock based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. The accounting guidance requires an entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options. Compensation expense for share-based awards granted to independent contractors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date.

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

Goodwill.  Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. We did not identify any impairment of goodwill for the year ended December 31, 2012.

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

The following table presents a reconciliation of EBITDA, as adjusted, to net (loss) income as reported:

	Year Ended December 31,
	2012	2011	2010
Total revenues	$650,111	$273,600 (1)	$194,526
Total expenses	672,114	285,902	204,616
Pre-tax loss	(14,892)	(12,302)	(10,090)
Net (loss) income	(16,354)	3,893	(10,951)
EBITDA, as adjusted	$30,504	$8,422	$2,701
Add:
Interest income	185	70	(14)
Income tax benefit	—	16,195	—
Change in fair value of contingent consideration	7,111	—	—
Less:
Interest expense	(24,541)	(6,543)	(3,241)
Income tax expense	(1,462)	—	(861)
Depreciation and amortization	(16,061)	(5,632)	(3,978)
Non-cash compensation expense	(4,744)	(4,014)	(5,439)
Clearing conversion expense	—	—	(119)
Acquisition-related expense	—	(2,971)	—
Amortization of retention loans	(7,346)	(1,634)	—
Net (loss) income	$(16,354)	$3,893	$(10,951)

(1)	Includes $57,090 of revenue from Securities America (acquired November 4, 2011).

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans and change in fair value of contingent consideration related to the Securities America acquisition, gains or losses on sales of assets, non-cash compensation expense, and clearing conversion expense is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention loans for the Securities America acquisition and expenses related to Investacorp’s conversion to a single clearing firm as part of a new seven-year clearing agreement, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

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

	Year Ended December 31,
	2012	2011	2010
Revenues:
Independent Brokerage and Advisory Services(1)	$598,851	$230,897	$151,379
Ladenburg	45,701	41,459	41,194
Corporate	5,559	1,244	1,953
Total revenues	$650,111	$273,600	$194,526
Pre-tax (loss) income:
Independent Brokerage and Advisory Services(1)	$(6,087)	$1,787	$1,086
Ladenburg	65	(3,131)	(4,364)
Corporate(2)	(8,870)	(10,958)	(6,812)
Total pre-tax loss	$(14,892)	$(12,302)	$(10,090)

(1)	Includes Premier Trust since its September 1, 2010 acquisition and Securities America since its November 4, 2011 acquisition.
(2)	Includes interest on revolving credit and forgivable loan notes, compensation, acquisition-related expenses, professional fees and other general and administrative expenses.

Year ended December 31, 2012 compared to year ended December 31, 2011

2012 results include Securities America for the full year. 2011 results include Securities America from November 4, 2011, the date we completed the acquisition. Accordingly, comparative results presented herein were significantly impacted by the inclusion of Securities America for a full twelve month period in 2012.

For the fiscal year ended December 31, 2012, we had a net loss of $16,354 compared to a net profit of $3,893 for the fiscal year ended December 31, 2011. The decrease was primarily due to an income tax benefit of $16,195 in 2011 caused by a reduction of the deferred tax asset valuation allowance in connection with the Securities America acquisition and increased interest, depreciation and amortization expenses and non-cash compensation expense in the 2012 period arising from the Securities America acquisition, partially offset by a decrease in the fair value of contingent consideration related to the Securities America acquisition. 2012 included $24,541 of interest expense, $16,061 of depreciation and amortization expense and $4,744 of non-cash compensation expense as compared to $6,543 of interest expense, $5,632 of depreciation and amortization expense and $4,014 of non-cash compensation expense in 2011.

Our total revenues for 2012 increased $376,511 (138%) from 2011, primarily due to the Securities America acquisition. Revenues for 2012 included increased commissions of $186,583, advisory fees of $145,807, service fees and other income of $38,481, interest and dividends of $3,747, investment banking revenue of $1,764 and principal transactions of $129. The increase in revenues for 2012 included a $342,021 increase from Securities America. Excluding Securities America, revenues in our independent brokerage and advisory services segment increased $25,930 (11%) from 2011, primarily due to improved market conditions, recruitment of higher-producing advisors and increased advisory assets under management.

Our total expenses for 2012 increased by $386,212 (135%) from 2011, primarily as a result of an increase in commissions and fees expense of $294,642, compensation and benefits expense of $28,108, interest expense of $17,998, other expense of $22,406, depreciation and amortization of $10,429 and amortization of retention loans made in connection with the Securities America acquisition of $5,712. The increases in expenses for 2012 included $361,074 attributable to Securities America.

The $186,583 (134%) increase in commissions revenue in 2012 as compared to the 2011 period was primarily attributable to an increase of $169,325 from Securities America and successful recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment. Excluding Securities America, commissions revenue in our independent brokerage and advisory services and Ladenburg segments increased $13,612 (14%) and $3,647 (30%), respectively, from 2011.

The $145,807 (166%) increase in advisory fees revenue in 2012 as compared to 2011 was primarily due to an increase of $135,872 from Securities America. Average advisory assets under management increased by 17.8% at December 31, 2012 as compared to December 31, 2011 at Securities America, LTAM, Triad and Investacorp on a consolidated basis. Advisory revenue for a particular period is primarily affected by the level of advisory assets and market fluctuations. For 2012, we experienced an increase in net new advisory assets resulting from strong new business development and the continued shift by our existing advisors toward more advisory business. We expect asset management revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $1,764 (6%) increase in investment banking revenue for 2012 as compared to 2011 was primarily due to an increase in capital raising fees. Capital raising revenue increased $2,200, resulting primarily from an increase in offerings of yield-oriented equities while strategic advisory services revenue decreased $436 in 2012. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $28,094 for 2012, as compared to $25,894 for 2011. Strategic advisory services revenue was $1,184 for 2012, as compared to $1,620 for 2011.

The $129 (11%) increase in principal transactions revenue in 2012 as compared to 2011 was primarily attributable to the addition of a fixed income trading group in the fourth quarter of 2012 at our Ladenburg subsidiary.

The $3,747 (365%) increase in interest and dividends revenue for 2012 as compared to 2011 was primarily due to an increase of $3,679 from Securities America. Continued increases in interest and dividends revenue are dependent upon changes in prevailing interest rates and asset levels.

The $38,481 (204%) increase in service fees and other income in 2012 as compared to 2011 was primarily attributable to $33,146 of service fees and other income earned by Securities America, which included marketing allowances received from product sponsor programs and administrative service fees. Excluding Securities America, service fees and other income increased in our independent brokerage and advisory services segment by $1,942, primarily due to marketing allowances received from product sponsor programs of $1,404, increased conference revenue of $530 and an increase in our corporate segment. The increase in our corporate segment is primarily due to increased income of $3,415, representing principal and interest forgiven on the NFS loans, partially offset by a decrease due to $287 received in settlement of a claim by Ladenburg against a former broker in 2011.

The $294,642 (161%) increase in commissions and fees expense for 2012 as compared to 2011 was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment, including an increase of $273,001 from the addition of Securities America. Excluding Securities America, commission and fees revenue increased $21,045 (12%) for 2012 as compared to 2011. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

The $28,108 (54%) increase in compensation and benefits expense for 2012 as compared to 2011 was primarily due to an increase of $23,371 from the addition of Securities America. The increase in compensation and benefits expense for 2012 excluding Securities America, was $4,737.

The $730 (18%) increase in non-cash compensation expense for 2012 as compared to 2011 was primarily attributable to an increase of $878 from stock option grants to Securities America employees and financial advisors.

The $2,247 (29%) increase in brokerage, communication and clearance fees expense for 2012 as compared to 2011 was primarily due to an increase of $2,166 from the addition of Securities America and an increase of $356 from Triad and Investacorp, which was directly related to the increase in revenue. This was partially offset by a decrease of $193 in our Ladenburg and Corporate segments. Clearing expense for the 2012 period at Ladenburg and Securities America was reduced by clearing expense credits provided by our primary clearing firm, which we expect to continue to benefit from in 2013.

The $2,787 (73%) increase in rent and occupancy, net of sublease revenue for 2012 as compared to 2011 was primarily attributable to an increase of $2,940 increase from the addition of Securities America, partially offset by a decrease of $108 at our Ladenburg segment.

The $4,124 (98%) increase in professional services expense for 2012 as compared to 2011 was primarily due to an increase of $4,105 from Securities America.

The $17,998 (275%) increase in interest expense for 2012 as compared to 2011 resulted from increased average debt balances following the Securities America acquisition and increased average interest rates. An average debt balance of approximately $209,066 was outstanding for the 2012 period, as compared to an average outstanding debt balance of approximately $58,075 for the 2011 period. The average interest rate was 11.7% and 10.5% for the 2012 and 2011 periods, respectively.

The $10,429 (185%) increase in depreciation and amortization expense for 2012 as compared to 2011 was primarily due to an increase of $10,595 of depreciation and amortization from Securities America fixed assets and amortization of intangible assets acquired in the Securities America acquisition. This was partially offset by a decrease of $162 in our Ladenburg segment.

The $5,712 in amortization of retention loans expense for 2012 relates to the amortization of retention loans made to Securities America financial advisors in connection with the acquisition. The amounts in the prior-year period were from November 4, 2011, the date we completed the Securities America acquisition.

The $22,406 (151%) increase in other expense in 2012 as compared to 2011 was primarily attributable to the addition of $21,288 in other expense from Securities America, which consisted of forgiveness of financial advisor loans, insurance, travel, advertising, bad debt and other office expenses. Excluding Securities America, the increase in other expense was primarily attributable to a $487 increase in conference and related expenses, a $436 increase in travel, meals and entertainment, a $334 increase in insurance expense and a $212 increase in other office expenses, partially offset by a decrease in settlements expense of $681.

We had an income tax expense of $1,462 in 2012 as compared to an income tax benefit of $16,195 in 2011. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2012 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for 2012 and 2011 did not bear a customary relationship to effective tax rates primarily as a result of the change in the valuation allowance in 2012 and 2011.

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

Our total revenues for 2011 increased $79,074 (41%) from 2010, primarily as a result of increased commissions of $36,059, advisory fees of $33,496 and other income of $8,386 generated by our independent brokerage and advisory services segment and increased investment banking revenue of $5,133, partially offset by decreased commissions revenue of $3,470 at our Ladenburg segment. 2011 revenues included $57,090 from Securities America from the date of acquisition (November 4, 2011). Excluding Securities America, revenues in our independent brokerage and advisory services segment increased $22,428 (15%) in 2011 from 2010.

Our total expenses increased in 2011 by $81,286 (40%) from 2010, primarily as a result of an increase in commissions and fees of $60,342, an increase in compensation and benefits of $8,734, an increase in other expense of $4,455, an increase in interest expense of $3,302 and acquisition-related expenses of $2,971, partially offset by a decrease in non-cash compensation expense of $1,425. Expenses for 2011 included $61,831 from Securities America from the date of acquisition (November 4, 2011).

The $32,589 (30%) increase in commissions revenue in 2011 as compared to 2010 was primarily attributable to $27,753 from the addition of Securities America, improved market conditions and recruitment of higher-producing financial advisors in our independent brokerage and advisory services segment, partially offset by a decrease in commissions revenue of $3,470 at our Ladenburg segment.

The $34,238 (64%) increase in advisory fees revenue in 2011 as compared to 2010 was primarily attributable to $22,315 from the addition of Securities America and a 10% increase in the average assets under management at LTAM, Triad and Investacorp.

The $5,133 (23%) increase in 2011 investment banking revenue was primarily due to an increase in capital raising fees of $6,622, resulting from an increase in offerings of yield-oriented equities and PIPE offerings, partially offset by a decrease in strategic advisory services of $1,488. Revenue from capital raising activities was $25,893 for 2011, as compared to $19,272 for 2010. Strategic advisory services revenue was $1,621 for 2011, as compared to $3,109 for 2010.

The $1,341 (1,024%) decrease in principal transactions revenue in 2011 as compared to 2010 was primarily attributable to losses in the fair value of securities received as underwriting compensation.

The $502 (96%) increase in interest and dividends revenue in 2011 as compared to 2010 was primarily due to $473 earned on the acquired assets of Securities America.

The $7,953 (73%) increase in other income in 2011 as compared to 2010 was primarily attributable to service fees and other income earned by Securities America of $6,549. Excluding Securities America, other income also increased in our independent brokerage and advisory services segment, which had a $684 increase in marketing allowances received from product sponsor programs, conference revenue of $165, transaction-related fees of $188 and miscellaneous trading services revenue of $377.

The $60,342 (49%) increase in commissions and fees expense in 2011 as compared to 2010 was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment, including $44,042 from the addition of Securities America.

The $8,734 (20%) increase in compensation and benefits expense in 2011 as compared to 2010 was primarily due to a $5,559 increase from the addition of Securities America and Premier Trust and a $5,373 increase in compensation at Ladenburg, Investacorp and Triad, which is attributed to the increase in revenues, partially offset by a $2,303 decrease in producers’ compensation at our Ladenburg segment, which is directly correlated to revenue production by such persons.

The $1,425 (26%) decrease in non-cash compensation expense in 2011 as compared to 2010 was primarily attributable to stock option grants in 2006 and 2007 which fully vested in 2010 and 2011. The resulting decrease in expense related to these grants was $2,122, partially offset by an increase of $583 due to stock option grants to Securities America employees and financial advisors.

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

The $1,654 (42%) increase in depreciation and amortization expense for 2011 as compared to 2010 was primarily due to an additional $1,119 of depreciation and amortization of Securities America assets and additional corporate expense of $1,347, which is attributed to the amortization of intangible assets acquired in the acquisition, partially offset by a decrease in amortization of intangible assets at our Ladenburg segment of $491.

The $4,455 (43%) increase in other expense in 2011 as compared to 2010 is primarily attributable to, the addition of Securities America’s other expense of $3,643. Excluding Securities America, the increase in other expense is attributable to an increase in travel, meals and entertainment of $99, an increase in registration fees of $98, an increase in insurance expense of $305, an increase in bad debt, errors and settlement expense of $449, which were partially offset by a decrease in advertising of $176.

We had an income tax benefit of $16,195 in 2011 as compared to income tax expense of $861 in 2010. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2011 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. A net deferred tax liability of approximately $19,604 was recorded on the acquisition of Securities America for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities. As Securities America will be included in our consolidated federal and certain combined state and local income tax returns, deferred federal and a substantial portion of state and local tax liabilities assumed in the acquisition are able to offset the reversal of our pre-existing deferred tax assets. Accordingly, our deferred tax valuation allowance has been reduced to the extent of $18,329 of deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the year ended December 31, 2011. The income tax rates for 2011 and 2010 did not bear a customary relationship to effective tax rates primarily as a result of the change in the valuation allowance in 2011 and 2010.

Liquidity and Capital Resources

Approximately 17% of our total assets at December 31, 2012 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Ladenburg, Investacorp and Triad is subject to the Net Capital Rule. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2012, Securities America’s regulatory net capital of $7,941, exceeded minimum net capital requirements of $250 by $7,691. At December 31, 2012, Ladenburg’s regulatory net capital of $4,358 exceeded minimum net capital requirements of $250, by $4,108. At December 31, 2012, Investacorp’s regulatory net capital of $3,542, exceeded minimum net capital requirements of $310, by $3,232. At December 31, 2012, Triad’s regulatory net capital of $3,214 exceeded minimum net capital requirements of $752 by $2,462. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt. See Item 1A. “Risk Factors — Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators” above.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At December 31, 2012, Premier Trust had stockholders’ equity of $1,448, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of equity or debt securities in public or private transactions and borrowings under our revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder; however during the last three fiscal years the Company has used cash from operations. In connection with the Securities America acquisition, on August 16, 2011, we entered into a second amendment to the revolving credit agreement, under which available borrowings were increased by $10,000 to an aggregate of $40,000. Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At December 31, 2012, $25,500 was outstanding under the revolving credit agreement, a net increase of $2,950 from December 31, 2011. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, sales of equity and debt securities and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash provided by operating activities for 2012 was $7,648, which primarily consisted of our net loss of $16,354 adjusted for non-cash expenses, increases in receivables from other broker-dealers, notes receivable, net and other receivables, net, partially offset by increases in accrued interest, accrued compensation and commissions and fees. In 2011, cash used in operating activities was $33,349, primarily due to our net loss adjusted for non-cash expenses, an increase in other receivables, net, receivables from other broker-dealers and other assets, and a decrease in securities sold, but not yet purchased, partially offset by a decrease in securities owned at fair value, and receivables from clearing brokers and an increase in accrued compensation and commissions and fees payable.

Investing activities used $5,930 for 2012, primarily due to the purchase of furniture, equipment and leasehold improvements and $552 used for asset acquisition by Securities America. In 2011, investing activities used $127,074, primarily due to the purchase of Securities America.

Financing activities provided $2,119 for 2012, primarily due to loan re-borrowings under our revolving credit agreement and the issuance of common stock upon option exercise and under the employee stock purchase plan, partially offset by common stock repurchases and repayment of notes payable. In 2011, financing activities provided $178,997, primarily due to proceeds from $160,700 of notes issued in connection with the Securities America acquisition, a new NFS forgivable loan agreement of $15,000, loan re-borrowings under our revolving credit agreement and the issuance of common stock upon option exercises and under the employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At December 31, 2012, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $30,379 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $11,739 through such date. See Item 1A. “Risk Factors — A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations”.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any lender, satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through December 31, 2012 have been paid in cash. Ten percent (10%) of the principal amount of the November 2011 loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of this loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

The lenders included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and our President and Chief Executive Officer and a director. The principal amounts initially loaned by Frost Nevada, Vector Group and our President were $135,000 $15,000 and $200, respectively. A special committee of our Board of Directors was formed to review and consider the terms of the November 2011 loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

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

The 2011 forgivable loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of our $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreement may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreement is secured by our, but not our subsidiaries’, deposits and accounts held at NFS or its affiliates.

In connection with the entering into the new forgivable loan in 2011, Securities America and our other broker-dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. The second annual clearing revenue target under the 2009 forgivable loan was met in August 2011. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2012 for the 2009 and 2011 forgivable loans. Accordingly, we recognized income in 2012 of $3,929 and $1,365 and in 2011 of $1,429 and $450 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans were reduced to $18,214.

In November 2011, as part of the amendment of Ladenburg’s clearing agreement with NFS, NFS will provide an annual credit of $1,000 to Ladenburg for a five year period. The first such payment occurred on November 4, 2012. Such expense reduction must be repaid pro-rata if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financial statements.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum and is payable quarterly and matures in September 2015. The outstanding balance of this note at December 31, 2012 was $685.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. As of December 31, 2012, 2,981,967 shares had been repurchased for $4,653 under the program, including 912,667 shares in 2012.

Off-Balance Sheet Arrangements

Each of Securities America, Ladenburg, Investacorp and Triad, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. Also, if Securities America, Ladenburg, Investacorp or Triad maintains a short position in certain securities, it is exposed to future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

Please see Note 14 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Notes payable under November 2011 financing(1)	$228,285	$17,677	$50,098	$160,510	$—
Revolving credit agreement with affiliate of our principal shareholder(2)	35,742	2,805	5,610	27,327	—
Notes payable to clearing firm under forgivable loans(3)	21,549	2,859	5,041	660	12,989
Note payable to a subsidiary of Premier Trust’s former shareholder(4)	753	274	479	—	—
Operating leases(5)	30,379	9,435	14,676	5,917	351
Deferred compensation plan(6)	17,955	958	1,504	1,481	14,012
Total	$334,663	$34,008	$77,408	$195,895	$27,352

(1)	Notes bear interest at 11% per annum and are payable quarterly. See Note 12 to our consolidated financial statements.
(2)	Revolving credit agreement has an August 25, 2016 maturity date and bears interest at a rate of 11.0% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 12 to our consolidated financial statements.
(3)	The 2009 NFS forgivable loan ($5,357 at December 31, 2012) bears interest at prime plus 2% per annum and the 2011 NFS forgivable loan ($12,857 at December 31, 2012) bears interest at federal funds rate plus 6% per annum and is payable in 7 annual installments if not forgiven. See Note 12 to our consolidated financial statements.
(4)	Note bears interest at 6.5% per annum and is payable in 20 quarterly installments. See Note 12 to our consolidated financial statements.
(5)	Excludes sublease revenues of $11,739. See Note 13 to our consolidated financial statements.
(6)	See Note 10 to our consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 14, 2013 beginning on page F-1 of this report which are incorporated by reference in this Item 8.

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2012.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2012 as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.

We have audited Ladenburg Thalmann Financial Services Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ladenburg Thalmann Financial Services Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ladenburg Thalmann Financial Services Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
March 14, 2013

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1):  Index to 2012 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 14, 2013, appear beginning on page F-1 of this report.

(a)(2):  Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3):  Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
3.1	Articles of Incorporation	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1
3.4	Amended and Restated Bylaws	D	3.2
4.1	Form of common stock certificate	A	4.1
4.2	Form of Promissory Note, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement	S	10.2
4.3	Form of Warrant, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement	S	4.1
10.1	Amended and Restated 1999 Performance Equity Plan*	F	4.1
10.2	2009 Incentive Compensation Plan.*	O	Exhibit A
10.3	Ladenburg Thalmann Financial Services Inc. Amended and Restated Qualified Employee Stock Purchase Plan*	G	Exhibit A
10.4	Office Lease dated March 30, 2007 between Ladenburg Thalmann & Co., Inc. and Frost Real Estate Holdings, LLC	H	10.1
10.5	Warrant issued to BroadWall Capital LLC	I	10.1
10.6	Form of Stock Option Agreement issued to employees of BroadWall	I	10.2
10.7	Letter Agreement, dated February 8, 2012, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd.	J	10.1
10.8	Form of Warrant issued to the stockholders of Telluride Holdings, Inc.	K	10.2
10.9	Amendment to Employment Agreement, dated as of Sept. 1, 2006 between the Company, Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*	L	10.3
10.10	Letter Agreement, dated as of January 19, 2011, between the Company and Mark Zeitchick.*	Q	10.1
10.11	Letter Agreement dated as of December 15, 2011, between the Company and Mark Zeitchick*	T	10.21
10.12	Non-Plan Option Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard	E	10.2
10.13	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement	E	10.3
10.14	Employment Letter dated as of February 8, 2008 between the Company and Brett Kaufman*	M	10.1
10.15	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	R	2.1
10.16	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	P	10.1
10.17	Employment Letter, dated as of December 15, 2011, between the Company and Adam Malamed*	T	10.27
10.18	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto	E	4.1
10.19	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009	N	4.2

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
10.20	Amendment No. 2 to Credit Agreement, dated August 16, 2011, by and between the Company and Frost Nevada Investments Trust	R	10.1
10.21	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	N	4.1
10.22	First Amendment, dated November 4, 2011, to Forgivable Loan Agreement between the Company and National Financial Services LLC.	T	10.32
10.23	Forgivable Loan Agreement, dated as of November 4, 2011, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	T	10.33
10.24	Loan Agreement, dated November 4, 2011, by and among the Company and the lenders party thereto	S	10.1
21	List of Subsidiaries	**	—
23.1	Consent of EisnerAmper LLP	**	—
24	Power of Attorney	***	—
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
101.INS	XBRL Instance Document	****	—
101.SCH	XBRL Taxonomy Extension Schema	****	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	****	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	****	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	****	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	****	—

*	Management Compensation Contract
**	Filed herewith
***	Contained on the signature page hereto
****	Furnished herewith
A.	Registration statement on Form SB-2 (File No. 333-31001).
B.	Annual report on Form 10-K for the year ended August 24, 1999.
C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.
D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.
E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.
F.	Registration statement on Form S-8 (File No. 333-139254).
G.	Definitive proxy statement filed with the SEC on August 27, 2012 relating to the annual meeting of shareholders held on September 28, 2012.
H.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.
I.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.
J.	Current report on Form 8-K, dated February 8, 2012 and filed with the SEC on February 10, 2012.
K.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.
L.	Current report on Form 8-K/A dated September 6, 2006 and filed with the SEC on October 24, 2006.
M.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.
N.	Quarterly report on Form 10-Q for the quarter ended September 30, 2009.
O.	Definitive proxy statement filed with the SEC on July 20, 2009 relating to the annual meeting of shareholders held on August 27, 2009.
P.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.
Q.	Current report on Form 8-K, dated January 19, 2011 and filed with the SEC on January 25, 2011.
R.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.
S.	Current report on Form 8-K, dated November 4, 2011 and filed with the SEC on November 9, 2011.
T.	Annual report on Form 10-K, for the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Dated: March 14, 2013	By: /s/ Brett H. Kaufman Name: Brett H. Kaufman Title: Senior Vice President and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2013.

Signatures	Title
/s/ Richard J. Lampen Richard J. Lampen	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Brett H. Kaufman Brett H. Kaufman	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Henry C. Beinstein Henry C. Beinstein	Director
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director
/s/ Brian S. Genson Brian S. Genson	Director
/s/ Saul Gilinski Saul Gilinski	Director
/s/ Dmitry Kolosov Dmitry Kolosov	Director
/s/ Dr. Richard M. Krasno Dr. Richard M. Krasno	Director
/s/ Howard M. Lorber Howard M. Lorber	Director
/s/ Jeffrey S. Podell Jeffrey S. Podell	Director
/s/ Richard J. Rosenstock Richard J. Rosenstock	Director
/s/ Jacqueline M. Simkin Jacqueline M. Simkin	Director
/s/ Mark Zeitchick Mark Zeitchick	Director

LADENBURG THALMANN FINANCIAL SERVICES INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012
ITEMS 8 and 15(a) (1) AND (2)

INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated balance sheets of Ladenburg Thalmann Financial Services, Inc., (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services, Inc., as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ EisnerAmper LLP

New York, New York
March 14, 2013

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$35,434	$31,597
Securities owned, at fair value	2,078	2,014
Receivables from clearing brokers	16,973	18,399
Receivables from other broker-dealers	2,149	513
Notes receivable from financial advisors, net	39,148	44,308
Other receivables, net	20,534	18,873
Fixed assets, net	13,199	12,011
Restricted assets	320	320
Intangible assets, net	87,988	98,829
Goodwill	90,578	91,161
Unamortized debt issue cost	1,768	2,246
Cash surrender value of life insurance	11,207	12,161
Other assets	16,753	14,713
Total assets	$338,129	$347,145
LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities sold, but not yet purchased, at fair value	$292	$78
Accrued compensation	12,017	10,499
Commissions and fees payable	31,570	25,891
Accounts payable and accrued liabilities	13,735	19,203
Deferred rent	1,977	2,333
Deferred income taxes	6,545	6,548
Deferred compensation liability	17,955	18,701
Accrued interest	4,838	3,265
Notes payable, net of $7,120 and $9,113 unamoritized discount in 2012 and 2011, respectively	197,979	197,184
Total liabilities	286,908	283,702
Commitments and contingencies (Notes 3 and 13)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 183,478,872 in 2012 and 183,253,068 in 2011	18	18
Additional paid-in capital	208,187	204,055
Accumulated deficit	(156,984)	(140,630)
Total shareholders’ equity	51,221	63,443
Total liabilities and shareholders’ equity	$338,129	$347,145

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Commissions	$326,132	$139,549	$106,960
Advisory fees	233,672	87,865	53,627
Investment banking	29,278	27,514	22,381
Principal transactions	(1,081)	(1,210)	131
Interest and dividends	4,773	1,026	524
Service fees and other income	57,337	18,856	10,903
Total revenues	650,111	273,600	194,526
Expenses:
Commissions and fees	477,104	182,462	122,120
Compensation and benefits	80,151	52,043	43,309
Non-cash compensation	4,744	4,014	5,439
Brokerage, communication and clearance fees	9,939	7,692	7,439
Rent and occupancy, net of sublease revenue	6,600	3,813	3,309
Professional services	8,347	4,223	5,361
Interest	24,541	6,543	3,241
Depreciation and amortization	16,061	5,632	3,978
Acquisition-related expense	—	2,971	—
Amortization of retention loans	7,346	1,634	—
Other	37,281	14,875	10,420
Total expenses	672,114	285,902	204,616
Loss before item shown below	(22,003)	(12,302)	(10,090)
Change in fair value of contingent consideration	7,111	—	—
Loss before income taxes	(14,892)	(12,302)	(10,090)
Income tax expense (benefit)	1,462	(16,195)	861
Net (loss) income	$(16,354)	$3,893	$(10,951)
Net (loss) income per common share (basic and diluted)	$(0.09)	$0.02	$(0.06)
Weighted average common shares used in computation of per share data:
Basic	183,572,582	183,023,590	175,698,489
Diluted	183,572,582	189,014,028	175,698,489

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2009	167,907,038	17	171,349	(133,572)	37,794
Issuance of common stock in private equity offering, net of expenses of $122	14,050,000	1	13,927	—	13,928
Issuance of common stock under employee stock purchase plan	62,274	—	63	—	63
Exercise of stock options	1,345,050	—	710	—	710
Stock options granted to consultants	—	—	49	—	49
Stock-based compensation to employees	—	—	5,390	—	5,390
Issuance of restricted stock grants (net of 2,500 shares forfeited)	197,500	—	—	—	—
Repurchase and retirement of common stock	(65,370)	—	(64)	—	(64)
Net loss	—	—	—	(10,951)	(10,951)
Balance, December 31, 2010	183,496,492	18	191,424	(144,523)	46,919
Issuance of common stock under employee stock purchase plan	58,884	—	83	—	83
Exercise of stock options (net of 58,474 shares tendered in payment of exercise price)	626,298	—	473	—	473
Exercise of warrants	132,500	—	126	—	126
Stock options granted to consultants and independent financial advisors	—	—	688	—	688
Stock-based compensation to employees	—	—	3,266	—	3,266
Cancellation of restricted stock	(5,000)	—	60	—	60
Repurchase and retirement of common stock	(1,056,106)	—	(1,493)	—	(1,493)
Warrants issued to lenders	—	—	9,428	—	9,428
Net income	—	—	—	3,893	3,893
Balance, December 31, 2011	183,253,068	$18	$204,055	$(140,630)	$63,443
Issuance of common stock under employee stock purchase plan	98,513	—	138	—	138
Exercise of stock options (net of 187,542 shares tendered in payment of exercise price)	693,958	—	319	—	319
Exercise of warrants	358,500	—	338	—	338
Stock options granted to consultants
and independent financial advisors	—	—	1,317	—	1,317
Stock-based compensation to employees	—	—	3,427	—	3,427
Cancellation of restricted stock	(12,500)	—	—	—	—
Repurchase and retirement of common stock	(912,667)	—	(1,407)	—	(1,407)
Net loss	—	—	—	(16,354)	(16,354)
Balance, December 31, 2012	183,478,872	$18	$208,187	$(156,984)	$51,221

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(16,354)	$3,893	$(10,951)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	(7,111)	—	—
Adjustment to deferred rent	(356)	(595)	(450)
Amortization of intangible assets	11,683	4,060	2,941
Amortization of debt discount	1,993	39	289
Amortization of debt issue cost	478	642	282
Amortization of retention loans	7,346	1,634	—
Depreciation and other amortization	4,378	1,572	1,037
Deferred income taxes	877	(16,590)	693
Benefit attributable to reduction of goodwill	71	84	35
Non-cash interest expense on forgivable loan	1,258	423	337
Gain on forgiveness of accrued interest under forgivable loans	(1,365)	(450)	(525)
Gain on forgiveness of principal of note payable under forgivable loans	(3,929)	(1,429)	(1,429)
Non-cash compensation expense	4,744	4,014	5,439
Write-off of furniture, fixtures and leasehold improvements, net	7	—	24
(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned, at fair value	(64)	669	136
Receivables from clearing brokers	1,426	(8,203)	(555)
Receivables from other broker-dealers	(1,636)	851	(1,036)
Other receivables, net	(1,661)	(6,209)	(2,888)
Notes receivable from financial advisors, net	(2,186)	(19,634)	(71)
Cash surrender value of life insurance	954	924	—
Other assets	(2,081)	25	229
Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased, at fair value	214	58	1
Accrued compensation	1,518	653	964
Accrued interest	1,680	2,964	150
Commissions and fees payable	5,679	912	3,307
Deferred compensation liability	(746)	(833)	—
Accounts payable and accrued liabilities	831	(2,823)	941
Net cash provided by (used in) operating activities	7,648	(33,349)	(1,100)
Cash flows from investing activities:
Payment for business acquisition	(552)	—	—
Payment for Premier Trust acquisition, net of cash received	—	—	(162)
Payment for Securities America acquisition, net of cash received	—	(125,685)	—
Purchases of fixed assets	(5,477)	(1,439)	(608)
Decrease in restricted assets	—	50	150
Other	99	—	—
Net cash used in investing activities	(5,930)	(127,074)	(620)
Cash flows from financing activities:
Issuance of common stock in private equity offering, net of offering expenses of $122	—	—	13,928
Issuance of common stock other than private equity offerings	795	682	773
Repurchases of common stock	(1,407)	(1,493)	(64)
Issuance of notes payable and warrants	—	175,700	—
Principal borrowings (payments) under revolving credit facility, net	2,950	5,600	(1,500)
Principal payments on notes payable	(219)	(1,492)	(6,080)
Net cash provided by financing activities	2,119	178,997	7,057
Net increase in cash and cash equivalents	3,837	18,574	5,337
Cash and cash equivalents, beginning of period	31,597	13,023	7,686
Cash and cash equivalents, end of period	35,434	$31,597	$13,023

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental cash flow information:
Interest paid	$22,968	$2,461	$2,162
Taxes paid	488	372	87
Noncash investing and financing transactions:
Warrants issued to lenders in connection with 2011 notes payable	—	$9,428	—
Acquisition of Premier Trust:
Assets acquired	—	—	$2,565
Liabilities assumed	—	—	(205)
Net assets acquired	—	—	2,360
Note issued in acquisition	—	—	(1,161)
Cash paid in acquisition	—	—	1,199
Cash acquired in acquisition	—	—	(1,037)
Net cash paid in acquisition	—	—	$162
Acquisition of Securities America:
Assets acquired	—	$232,059	—
Liabilities assumed	—	(74,948)	—
Net assets acquired	—	157,111	—
Fair value of contingent earnout	—	(7,111)	—
Cash paid in acquisition	—	150,000	—
Cash acquired in acquisition	—	(24,315)	—
Net cash paid in acquisition	—	$125,685	—
Acquisition of business:
Assets acquired	$1,364	—	—
Liabilities assumed	—	—	—
Net assets acquired	1,364	—	—
Fair value of contingent earnout	(812)	—	—
Cash paid in acquisition	$552	—	—

See accompanying notes to consolidated financial statements

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.  Description of Business

Ladenburg Thalmann Financial Services Inc. (the “Company”) is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, “Securities America”), which the Company acquired on November 4, 2011, Investacorp, Inc. (collectively with related companies, “Investacorp”), Triad Advisors, Inc. (“Triad”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”) and Premier Trust, Inc. (“Premier Trust”).

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

2.  Summary of Significant Accounting Policies  – (continued)

Reclassifications

Certain amounts in the prior year financial statements were reclassified to conform with the current year financial statement presentation including an increase in cash and cash equivalents and a decrease in receivables from clearing brokers of $8,969, $6,096 and $1,984 at December 31, 2011, 2010 and 2009, respectively, to conform to the classification shown on the consolidated statement of financial condition at December 31, 2012, in which cash in money market funds held by clearing brokers were reclassified as cash equivalents. The reclassification resulted in a reduction of cash used in operating activities of $2,873 and $4,112 with corresponding increases in the net increase in cash and cash equivalents from amounts previously reported in the consolidated statements of cash flows for the years ended December 31, 2011 and 2010, respectively.

Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2012 and 2011 consist of money market funds which are carried at fair value of $8,882 and $8,969, respectively, Fair value is based on quoted prices in active markets (Level 1).

Revenue Recognition

Commissions revenue results from transactions in equity securities, mutual funds, variable annuities, and other financial products and services. Revenue from such transactions, executed as agent for clients, and related expenses are recorded on a trade-date basis. The Company also earns revenue in the form of 12b-1 fees which are recognized on an accrual basis.

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

Investment banking revenue consists of underwriting revenue, strategic advisory revenue and private placement fees. Underwriting revenues arise from securities offerings in which Ladenburg acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Strategic advisory revenue primarily consists of success fees on completed mergers and acquisitions transactions, and retainer and periodic fees earned by advising buyers’ and sellers in transactions. Fees are also earned for related strategic advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees, net of expenses, are recorded on the closing date of the transaction.

Principal transactions revenue includes realized and unrealized net gains and losses resulting from investments in equity securities and equity-linked warrants received from certain investment banking assignments.

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

Compensation expense for share-based awards granted to independent contractors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date.

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

Goodwill

Goodwill, which was recorded in connection with acquisitions of subsidiaries (see Notes 3 and 8), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon forecasted future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance which amends fair value disclosures for fiscal years beginning on or after December 15, 2011 (early adoption is prohibited). Such amendments include a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures. The Company adopted the disclosure enhancements of this amendment effective as of January 1, 2012.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

2.  Summary of Significant Accounting Policies  – (continued)

In September 2011, the FASB issued new accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment testing. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance, which changes how goodwill impairment testing is performed, does not change the timing or measurement of goodwill impairment. This guidance, which is effective for annual and interim goodwill impairment tests performed after January 1, 2012, did not have any impact on the Company’s 2012 financial statements. See Note 8.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company’s financial statements.

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

The Company paid Ameriprise $150,000 in cash at closing and will also pay to Ameriprise, if earned, a cash earn-out over two years, subject to a maximum of $70,000, calculated based on a percentage of the amount, if any, by which SAFC’s consolidated gross revenue and cash spread, as defined, for the years ending December 31, 2012 and 2013 exceed certain levels. A cash earn-out was not paid for the year ended December 31, 2012. The purchase price, together with related cash requirements, was financed through various loans (see Note 12).

The total acquisition date fair value of the consideration transferred (“Purchase Price”) was $157,111, which included $7,111 for the estimated acquisition date fair value of the earn-out. Also, the stock purchase agreement provided for a purchase price adjustment based on the working capital of Securities America at the date of acquisition. As of December 31, 2012, such adjustment was finalized and resulted in the Company receiving an additional $99. Legal and other acquisition related costs of approximately $2,971 were incurred and charged to expense during 2011.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

3.  Acquisitions  – (continued)

The acquisition date fair value of consideration transferred (the “purchase price”) was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed:

Cash	$24,315
Receivables	34,083
Identifiable intangible assets	76,458
Goodwill	60,493*
Cash surrender value of life insurance	13,085
Other assets	22,591
Total assets acquired	231,025
Commissions and fees payable	(15,714)
Accounts payable and accrued liabilities	(14,267)
Deferred compensation liability	(19,534)
Deferred taxes payable, net	(19,604)*
Deferred fees payable	(4,894)
Total liabilities assumed	(74,013)
Total purchase price	$157,012

*	During 2012, the Company reduced goodwill attributable to the Securities America acquisition by $935 to correct the overstatement of the deferred tax liability originally recorded, and by $99 to reflect the working capital purchase price adjustment.

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

Identifiable intangible assets as of the acquisition date consist of:

		Useful Life (years)
Technology	$20,996	7.7
Relationships with independent contractor financial advisors	43,188	9.2
Trade names	12,267	7.2
Non-solicitation agreement	7	2.2
Total identifiable intangible assets	$76,458

Fair value amounts were determined using an income approach for relationships with advisors and trade names and a cost approach for technology.

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

In connection with the acquisition, the Company made loans and granted stock options to SAI’s financial advisors. The loans, which aggregated $20,000, mature in four years and are ratably forgivable over the term of the loans provided the advisors meet certain production requirements and remain affiliated with SAI. The stock options for 8,020,743 common shares have an exercise price of $1.68 and vest ratably over a period of four years as long as the advisors remain affiliated with SAI. In addition, the Company granted to SAI employees options for 920,000 common shares which have an exercise price of $1.68 and vest ratably over a period of four years.

The accompanying consolidated financial statements include the results of operations of Securities America from the date of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Securities America had occurred at the beginning of 2010. The pro forma net loss reflects amortization of the amounts ascribed to intangible assets acquired in the acquisition, compensation related to forgivable loans and stock option grants to independent financial advisors referred to above and interest expense on debt used to finance the acquisition and related cash requirements.

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

Revenues and net loss for Securities America for the period from November 5, 2011 to December 31, 2011 included in the accompanying statements of operations were $57,090 and $4,533, respectively.

Premier Trust

On September 1, 2010, the Company acquired all the outstanding shares of Premier Trust, a Nevada trust company, which provides trust administration and wealth management services. The acquisition was made due to the complementary nature of Premier Trust’s operations to those of the Company’s independent broker-dealer subsidiaries. The consideration for the transaction was $2,360, consisting of cash of $1,199 and a note in the aggregate principal amount of $1,161. Results of operations of Premier Trust are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results were not presented.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

3.  Acquisitions  – (continued)

Other

In December 2012, Securities America purchased certain assets of a broker-dealer having independent financial advisors that was deemed to be a business acquisition. The consideration for the transaction was $1,364, consisting of cash of $552 and contingent consideration having a fair value of $812 for which a liability was recognized based on the estimated acquisition date fair value of the potential earn-out. The liability was valued using an income based approach based on discounting to present value the earn-out’s probability weighted expected payoff using three earn-out scenarios. The fair value measurement of the earn-out which relates to a four-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. Results of operations of the acquired broker-dealer are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results were not presented.

Set forth below are changes in the carrying value of contingent consideration included in accounts payable and accrued liabilities.

Year Ended December 31, 2012:
Fair value of contingent consideration as of December 31, 2011	$7,111
Change in fair value of contingent consideration	(7,111)
Fair value of contingent consideration in connection with 2012 acquisition	812
Fair value of contingent consideration as of December 31, 2012	$812

As a result of decreases in projected revenues based on actual revenues generated by Securities America for the year ended December 31, 2012, the estimated fair value of the earn-out decreased by $7,111 which is included in the results of operations for the year ended December 31, 2012.

4.  Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased as of December 31, 2012 and 2011 are as follows:

	Securities Owned	Securities Sold, But Not Yet Purchased
December 31, 2012
Certificates of deposit	$14	$—
Debt securities	1,098	(123)
U.S. Treasury notes	—	(99)
Common stock and warrants	384	(70)
Restricted common stock and warrants	582	—
	$2,078	$(292)

December 31, 2011
Common stock and warrants	$191	$(78)
Restricted common stock and warrants	1,823	—
	$2,014	$(78)

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

4.  Securities Owned and Securities Sold, But Not Yet Purchased  – (continued)

As of December 31, 2012 and 2011, approximately $1,787 and $542, respectively, of securities owned were deposited with the Company’s subsidiaries’ clearing brokers. Under the clearing agreements with such clearing brokers, the securities may be sold or hypothecated by the clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.
•	Level 3 — Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

Securities are recorded at fair value and classified as follows:

	December 31, 2012
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,098	$—	$1,098
Certificates of deposit	14	—	—	14
Common stock and warrants	384	582	—	966
Total	$398	$1,680	$—	$2,078

	December 31, 2012
Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$123	$—	$123
U.S. Treasury notes	—	99	—	99
Common stock and warrants	70	—	—	70
Total	$70	$222	$—	$292

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

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotation, and pricing models that factor in, where applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market value, the underlying securities market volatility, the term of the warrants, exercise price, and risk free return rate. As of December 31, 2012 and 2011, the fair value of the warrants are $160 and $1,005, respectively, and are included in common stock and warrants (level 2) above.

Common stock may be received as compensation for investment banking services. These securities are restricted and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. Restricted common stock is classified as Level 2 securities.

5.  Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Ladenburg and Securities America has elected to compute its net capital under the alternative method allowed by this rule. At December 31, 2012, Ladenburg had regulatory net capital of $4,358, which exceeded its minimum capital requirement of $250, by $4,108. At December 31, 2012, Securities America had regulatory net capital of $7,941, which was $7,691 in excess of its required net capital of $250.

Investacorp and Triad have elected to compute net capital using the traditional method under the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and a ratio of aggregate indebtedness to net capital, that shall not exceed 15 to 1. At December 31, 2012, Investacorp had net capital of $3,542, which was $3,232 in excess of its required net capital of $310. Investacorp’s net capital ratio was 1.3 to 1. At December 31, 2012, Triad had net capital of $3,214, which was $2,462 in excess of its required net capital of $752. Triad’s net capital ratio was 3.5 to 1.

Ladenburg, Securities America, Investacorp and Triad claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At December 31, 2012, Premier Trust had stockholders’ equity of $1,448, including at least $250 in cash.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

6.  Fixed Assets

Components of fixed assets, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2012	2011
Cost:
Leasehold improvements	$4,763	$4,605
Computer equipment	10,009	8,343
Furniture and fixtures	1,658	1,683
Other	7,446	3,996
	23,876	18,627
Less: accumulated depreciation and amortization	(10,677)	(6,616)
Total	$13,199	$12,011

7.  Intangible Assets

At December 31, 2012 and 2011, intangible assets subject to amortization consisted of the following:

		December 31, 2012		December 31, 2011
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	1 & 7.7	$21,422	$3,621	$21,422	$882
Relationships with financial advisors	20, 10.2 & 9.2	68,688	11,523	67,895	5,576
Vendor relationships	7	3,613	2,482	3,613	1,966
Covenants not-to-compete	5 & 2.2	1,773	1,551	1,724	1,219
Customer accounts	10 & 6.9	2,029	1,017	2,029	767
Trade names	7.2 & 10	12,290	2,002	12,290	288
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	1,004	730	1,004	574
Referral agreement	6.6	124	43	124	25
Other	6	67	53	67	42
Total		$113,596	$25,608	$112,754	$13,925

Aggregate amortization expense amounted to $11,683, $4,060 and $2,941 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2012 is 8.84 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2013	$11,613
2014	11,336
2015	10,910
2016	10,711
2017	10,551
2018 – 2027	32,867
$87,988

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

8.  Goodwill

Changes to the carrying amount of goodwill during the years ended December 31, 2012 and 2011 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Total
Balance as of January 1, 2011	$301	$29,418	$29,719
Acquisition of Securities America	—	61,526	61,526
Benefit applied to reduce goodwill	—	(84)	(84)
Balance as of December 31, 2011	$301	$90,860	$91,161
Benefit applied to reduce goodwill	—	(71)	(71)
Business acquisition	—	522	522
Adjustment related to allocation of Securities America purchase price	—	(935)	(935)
Reduction of purchase price for Securities America acquisition	—	(99)	(99)
Balance as of December 31, 2012	$301	$90,277	$90,578

The annual impairment tests performed at December 31, 2012 and 2011 based on quantitative assessments (see Note B — “Goodwill” and “Recently Issued Accounting Pronouncement”) did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below the carrying amount of their net assets. During 2012, the Company reduced goodwill by $935, to correct an overstatement of the deferred tax liability recorded upon acquisition of Securities America, increased goodwill by $522 due to a business acquisition and reduced goodwill by $99 related to a working capital purchase price adjustment for the Securities America acquisition. For 2012 and 2011, the carrying amount of goodwill was reduced by $71 and $84, respectively, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

9.  Notes Receivable from Financial Advisors

From time to time, the Company’s broker-dealer subsidiaries may make loans to their financial advisors. These loans are primarily given to newly recruited brokers to assist in the transition process. As described in Note 3, in connection with the Securities America acquisiton, the Company made retention loans aggregating $20,000 to Securities America’s financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging from 0.0% to 8.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2021. The notes are amortized over the forgiveness period which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of December 31, 2012 and 2011, the allowance amounted to $628 and $339, respectively.

The net carrying value of notes receivable, which are recorded at cost, as of December 31, 2012 and 2011 was $39,148 and $44,308, respectively, which approximates fair value. Fair value is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted present value amount (Level 2 inputs).

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

10. Deferred Compensation Plan

Securities America has a deferred compensation plan which allowed certain members of management and qualified, financial advisors to defer a portion of their compensation and commissions. Participants were able to elect various distribution options, but must be a plan participant for five years before any distributions can be made. Securities America has purchased variable life insurance contracts with cash surrender values that are designed to replicate the gains and losses of the deferred compensation liability and are held in a consolidated Rabbi Trust. The cash surrender values of the life insurance contracts held in the Rabbi Trust are intended to informally fund a portion of the deferred compensation liability. Securities America is the owner and beneficiary of these policies, for which the aggregated cash surrender value totaled $11,207 and $12,161 as of December 31, 2012 and 2011, respectively. The deferred compensation liability of $17,955 and $18,701 as of December 31, 2012 and 2011, respectively, reflects the current value of the deferred compensation benefits, which is subject to change with market value fluctuations. The deferred compensation liability is equal to the theorized value of the underlying employee investment fund elections in the plan. Changes in the value of the assets or liabilities are recognized in the consolidated statements of operations.

11.  Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a tax year ending September 30th. The Company is electing to change its tax year end to December 31.

Income taxes consist of the following:

	Federal	State and Local	Total
2012:
Current	$—	$514	$514
Deferred	527	350	877
Benefit applied to reduce goodwill	—	71	71
	$527	$935	$1,462
2011:
Current	$—	$311	$311
Deferred	(14,066)	(2,524)	(16,590)
Benefit applied to reduce goodwill	—	84	84
	$(14,066)	$(2,129)	$(16,195)
2010:
Current	$(75)	$208	$133
Deferred	617	76	693
Benefit applied to reduce goodwill	—	35	35
	$542	$319	$861

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11.  Income Taxes  – (continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax loss as a result of the following differences:

	2012	2011	2010
Loss before income taxes	$(14,892)	$(12,302)	$(10,090)
Benefit under statutory U.S. tax rates	(5,063)	(4,183)	(3,431)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	8,500	(12,600)	3,615
Change in fair value of contingent consideration not taxable	(2,844)	—	—
Other nondeductible items	346	129	319
State taxes	340	206	137
Other, net	183	253	221
Income tax expense (benefit)	$1,462	$(16,195)	$861

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

Deferred tax amounts are comprised of the following at December 31:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforwards	$37,619	$31,558
AMT credit carryforward	303	303
Accrued expenses	1,697	1,572
Compensation and benefits	12,934	10,809
Deferred compensation liability	6,877	7,163
Depreciation and amortization	(2,272)	(2,438)
Other	18	45
Unrealized gain	936	991
Intangibles	(25,185)	(25,760)
Goodwill	(5,465)	(5,284)
	27,462	18,959
Valuation allowance	(34,007)	(25,507)
Net deferred taxes	$(6,545)	$(6,548)

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11.  Income Taxes  – (continued)

As discussed in Note 3, a net deferred tax liability of $19,604, as corrected, was recorded on the acquisition of Securities America for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities. As Securities America will be included in the Company’s consolidated federal and certain combined state and local income tax returns, deferred federal and a substantial portion of deferred state and local tax liabilities assumed in the acquisition are able to offset the reversal of the Company’s pre-existing deferred tax assets. Accordingly, the Company’s deferred tax valuation allowance has been reduced to the extent of $18,329 of the deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the year ended December 31, 2011.

Realization of deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to goodwill, which is amortized for tax purposes, will reverse when goodwill is disposed of or impaired. Because such period is not determinable and, based on available evidence, management was unable to determine that realization of the deferred tax assets was more likely than not, management has provided a valuation allowance at December 31, 2012 and 2011 to fully offset the deferred tax assets.

At December 31, 2012, the Company and its subsidiaries had a consolidated net operating loss carryforward of approximately $106,000 for federal income tax purposes expiring in various years from 2015 through 2032. Goodwill for tax purposes recognized in connection with the acquisition of Triad by the Company, all of which is tax deductible, exceeded the amount of goodwill recognized in the financial statements. Authoritative accounting guidance in effect when the acquisition was consummated requires the tax benefit for the excess goodwill to be recognized when realized and applied first to reduce goodwill and thereafter reduce non-current intangible assets with the remaining benefit recognized as a reduction of income tax expense. The federal net operating loss carryforward at December 31, 2012 includes $1,633 applicable to amortization of excess tax goodwill. Upon utilization of the carryforward the related tax benefit will be applied to reduce goodwill. The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2012.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

The Company’s tax years 2008 through 2012 remain open to examination by most taxing authorities.

Securities America was included in consolidated federal and state income tax returns filed by Ameriprise. Accordingly, Securities America is jointly, with other members of the consolidated group, and severally liable for any additional taxes that may be assessed against the group. In connection with the acquisition, Ameriprise has agreed to indemnify the Company for any such assessments imposed on any members of the group other than Securities America.

Ameriprise has disclosed that the IRS is currently auditing its U.S. income tax returns for 2008 and 2009 and will begin auditing its U.S. income tax returns for 2010 and 2011 in the fourth quarter of 2012 and further that certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. Ameriprise has also disclosed that federal and state income tax returns remain open for the years after 2009.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12.  Notes Payable

Notes payable consisted of the following:

	December 31,
	2012	2011
Note payable under revolving credit agreement with principal shareholder	$25,500	$22,550
Notes payable to clearing firm under forgivable loans	18,214	22,143
Note payable to a subsidiary of Premier Trust’s former shareholder	685	904
Notes payable to finance Securities America acquisition, net of $7,120 and $9,113 of unamortized discount in 2012 and 2011, respectively	153,580	151,587
Total	$197,979	$197,184

The Company estimates that the fair value of notes payable approximated $187,385 at December 31, 2012 and $184,883 at December 31, 2011 based on anticipated current rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of December 31, 2012, the Company is in compliance with all debt covenants in its debt agreements.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12.  Notes Payable  – (continued)

NFS Forgivable Loans

On November 4, 2011, the primary clearing firm of the Company's subsidiaries, National Financial Services LLC (“NFS”), a Fidelity Investments® company, provided the Company with a seven-year, $15,000 forgivable loan. The Company used the forgivable loan proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum (6.25% at December 31, 2012). If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, the Company may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. Upon meeting annual revenue targets in 2012, principal and interest of $2,143 and $919, respectively, were forgiven and included in other income.

In connection with the entering into the new forgivable loan, Securities America and the Company’s other broker-dealer subsidiaries amended their clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, the Company and NFS amended the terms of the 2009 forgivable loan made by NFS to the Company such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without the Company being required to satisfy the annual clearing revenue targets previously established. Interest on the 2009 loan accrues at the prime rate plus 2% (5.25% at December 31, 2012). In 2012, principal and interest of $1,786 and $446, respectively, were forgiven. Upon meeting annual revenue targets, principal and interest of $1,429 and $450, respectively, in 2011 and $1,425 and $525, respectively, in 2010, were forgiven and included in other income.

The Company has expensed, and will continue to expense, interest under the loan agreements prior to forgiveness.

The forgivable loan agreements contain other covenants including limitations on the incurrence of additional indebtedness, maintenance of minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreements may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreements are secured by the Company’s, but not its subsidiaries’, deposits and accounts held at NFS or its affiliates, which amounted to $213 at December 31, 2012.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12.  Notes Payable  – (continued)

Securities America Notes

On November 4, 2011 (the “Closing Date”), in connection with the Securities America acquisition, the Company entered into a loan agreement with various lenders (the “Lenders”), under which the Lenders provided a loan to the Company in an aggregate principal amount of $160,700, a portion of which was used to fund the cash purchase price payable on the Closing Date. Interest on the November 2011 Loan is payable quarterly at 11% per annum. Interest is payable in cash; provided that (i) from December 31, 2011 until November 4, 2013, the Company may, without the consent of any Lender, elect to satisfy its interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, the Company may also pay interest-in-kind with the consent of certain Lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. During 2012, the Company paid the interest in cash and did not elect to make a payment-in-kind. Ten percent (10%) of the principal amount of the loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of the loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. The Company may voluntarily repay the loan at any time without premium or penalty. The notes issued under the loan rank senior in right of payment to all of the Company's indebtedness incurred after the Closing Date and will rank at least equal in right of payment with the claims of all of the Company's existing unsecured and unsubordinated creditors. Also, so long as amounts remain outstanding and unpaid under such notes, the Company may not, without the consent of the Lenders, create, incur or suffer to exist any indebtedness for borrowed money (other than existing indebtedness as the same may be amended or extended, or trade payables incurred in the ordinary course of business) that is not subordinated in all respects to the indebtedness under such notes. The notes contain customary events of default, which, if uncured, permit the Lenders to accelerate the maturity date of the loan. On the Closing Date, the Company paid a one-time aggregate funding fee of $804 to the Lenders and issued warrants to purchase an aggregate of 10,713,332 shares of the Company's common stock. The Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of the Company’s common stock on the Closing Date. The Warrants may be exercised in cash, by net exercise or pursuant to a Lender’s surrender of all or a portion of the principal amount of such Lender’s note.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12.  Notes Payable  – (continued)

The Lenders include Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company's Chairman of the Board and principal shareholder, Vector Group, Ltd. (“Vector Group”), a principal shareholder of the Company, and the Company's President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and the Company’s President were $135,000, $15,000 and $200, respectively. A special committee of the Company’s Board of Directors was formed to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the Warrants, and, upon such review and consideration, which included the advice of the Committee’s independent financial advisor, the committee determined that the financing is fair from a financial point of view to the Company and its unaffiliated shareholders.

13.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through February 2018. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through April 2016. As of December 31, 2012, minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2013	$9,435	$4,857	$4,578
2014	9,009	4,845	4,164
2015	5,667	2,033	3,634
2016	3,034	4	3,030
2017	2,883	—	2,883
2018	351	—	351
Total	$30,379	$11,739	$18,640

Deferred rent of $1,977 and $2,333 at December 31, 2012 and 2011, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

13.  Commitments and Contingencies  – (continued)

In January 2011, two former clients of Triad filed an arbitration claim concerning variable annuities purchased in 2008. The customers asserted claims for breach of contract, fraud, negligence, misrepresentation, breach of fiduciary duty, unsuitability, negligent supervision, and violations of state securities statutes, and sought approximately $442 in compensatory damages. On August 3, 2012, the parties entered into a settlement agreement resolving all claims. Amounts paid in settlement were not material.

Between December 2010 and June 2012, eight arbitration claims and three lawsuits were filed against Triad by former clients asserting that a former registered representative of Triad sold them, not through Triad, guaranteed investments that were fraudulent. The clients asserted, among other claims, claims for fraud, theft, conversion, securities law violations, failure to supervise, respondent superior, and breach of fiduciary and other duties. Most of the claims have been settled; amounts paid in connection with these settlements were not material. The sole remaining lawsuit has been stayed pending an arbitration filing, which plaintiff has not filed to date. The remaining three arbitration claims seek a total of $730 in compensatory damages, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In March 2011, a former client of Triad filed an arbitration claim with FINRA concerning unit investment trusts and other investments purchased in the client’s account; the total investment amount was $12,000. The client asserted claims for negligence, breach of fiduciary duty, unsuitability, negligent supervision, and violations of state securities statutes, and sought an unspecified amount of compensatory damages. On July 16, 2012, the arbitration panel issued an award against Triad, for $260 plus interest, which was timely paid.

In August 2011 and May 2012, several former clients of Investacorp filed arbitration claims with FINRA asserting, among other things, that a former registered representative of Investacorp invested the clients’ funds in unsuitable variable annuities; further, the claims assert that the former registered representative sold the clients, not through Investacorp, investments in fraudulent alternative business ventures. On August 10, 2012, the parties entered into a settlement agreement with one former client resolving all claims; the settlement amount paid by Investacorp was not material. The remaining claimants seek compensatory damages totaling $242. The Company believes the claims are without merit and intends to vigorously defend against them.

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

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. The complaint alleges that the defendants, including Ladenburg, are liable for violations of federal securities laws. On November 15, 2012, the court issued an order granting the defendants’ motion to dismiss, with leave to replead on specified grounds; the plaintiff’s motion for reconsideration of that order is currently pending. The Company believes that the claims are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

13.  Commitments and Contingencies  – (continued)

In December 2011, a purported class action suit was filed in the U.S. District Court for the Western District of Washington against HQ Sustainable Maritime Industries, Inc. (“HQS”), various individuals, Ladenburg and another broker-dealer as underwriters of 2009 and 2010 offerings of HQS common stock. The complaint alleges that the defendants, including Ladenburg, are liable for violations of federal securities laws. The complaint seeks unspecified damages. On September 28, 2012, the parties entered into a settlement agreement, which is pending court approval. The stipulated settlement provides for no contribution from Ladenburg.

In December 2012, a purported class action suit was filed in Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent of a 2010 offering of WEMU securities. The complaint alleges that the defendants, including Ladenburg, are liable for violations of state securities laws relating to purported failure to disclose certain agreements. An amended complaint was filed in February 2013; the amount of damages sought is unspecified. The Company believes the claims are without merit and intends to vigorously defend against them.

In August 2012, a former client of Triad filed an arbitration claim with FINRA concerning the suitability of five investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges; the claim asserts loss of the total investment amount of approximately $3,900. The client has asserted claims for violations of federal and state securities laws, negligence, breach of contract, fraud, breach of fiduciary duty, negligence, and gross negligence. The Company believes the claims are without merit and intends to vigorously defend against them.

In February 2012, a former client of Securities America filed an arbitration claim with FINRA asserting lack of suitability, excessive fees, forgery, misrepresentation, fraud, and failure to supervise concerning investments purchased in the client’s account. The claim seeks $941 in damages. The Company believes the claims are without merit and intends to vigorously defend against them.

In June 2012, two former Securities America clients filed an arbitration claim with FINRA asserting lack of suitability in connection with their investments in two real estate investment trusts. The claim seeks $800 in damages. The Company believes the claims are without merit and intends to vigorously defend against them.

In July 2012, eight former Securities America clients filed an arbitration claim with FINRA asserting lack of suitability, misrepresentation, failure to disclose, breach of fiduciary duty and negligent supervision, in connection with their investments in several real estate investment trusts. The claim seeks $3,800 in damages. The Company believes the claims are without merit and intends to vigorously defend against them.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

13.  Commitments and Contingencies  – (continued)

In July 2009, the SEC instituted actions against two issuers of private placement interests (Medical Capital Holding, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by Securities America. This resulted in several lawsuits, regulatory inquiries, state administrative complaints and a significant number of FINRA arbitrations against Securities America and affiliated parties. These actions and arbitrations generally allege violations of state and/or federal securities laws in connection with Securities America’s sales of these private placement interests. Except for an administrative complaint filed by the state of Montana, substantially all of these actions were settled prior to the Company’s acquisition of Securities America. On February 13, 2012, the state of New Hampshire commenced an action against Securities America and two financial advisors in connection with the sales of Medical Capital interests; that matter was resolved on October 24, 2012, through a consent order and payment of a non-material fine and related administrative payments. Ameriprise has agreed to indemnify the Company for any loss related to all pending and future actions involving the sale of these interests.

In the ordinary course of business, in addition to the above disclosed matters, the Company’s subsidiaries are defendants in other litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. Insurance coverage and/or indemnification may be available for certain litigation and claims. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company includes an estimate of such amount in accounts payable and accrued liabilities. Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $27 at December 31, 2012 and $650 at December 30, 2011 for certain pending matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters, after potential reimbursement from insurance policies and indemnifications, should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Ladenburg, Securities America, Investacorp and Triad securities transactions are provided by two clearing brokers who are large financial institutions. At December 31, 2012 and December 30, 2011, amounts due from these clearing brokers was $16,973 and $18,399, respectively, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

14.  Off-Balance-Sheet Risk and Concentrations of Credit Risk  – (continued)

In the normal course of its business, Ladenburg, Investacorp, Triad and Securities America may enter into transactions in financial instruments with off-balance sheet risk. As of December 31, 2012 and December 31, 2011, Ladenburg, Triad and Securities America sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities and such entities will incur a loss if the market value of the securities increases subsequent to December 31, 2012.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

15.  Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to purchase up to an additional 5,000,000 shares. As of December 31, 2012, 2,981,967 shares had been repurchased for $4,653 under the program.

Warrants

As of December 31, 2012, outstanding warrants to acquire the Company’s common stock were as follows:

Expiration Date	Exercise Price	Number of Shares
2013	$.95	260,000
2016	.94	1,249,000
2016	.96	600,000
2016	.68	2,300,000
2016	1.68	10,713,332
2017	1.91	2,000,000
		17,122,332

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

In connection with the Securities America acquisition, in November 2011, the Company issued to the Lenders five-year warrants to purchase 10,713,332 shares of common stock at $1.68 per share (see Note 12).

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

16.  Per Share Data

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2011 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	2012	2011	2010
Net (loss) income	$(16,354)	$3,893	$(10,951)
Weighted average common shares outstanding – basic	183,572,582	183,023,590	175,698,489
Effect of dilutive securities:
Options to purchase common stock	—	3,616,816	—
Warrants to purchase common stock	—	2,313,636	—
Restricted shares	—	59,986	—
Dilutive potential common shares	—	5,990,438	—
Weighted average common shares outstanding – dilutive	183,572,582	189,014,028	175,698,489
Net (loss) income per share:
Basic and diluted	$(0.09)	$0.02	$(0.06)

During 2012, 2011 and 2010, options, warrants and restricted stock to purchase 54,837,515, 13,337,994 and 30,012,740 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

17.  Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s amended and restated Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2012, 98,513 shares of LTS common stock were issued to employees under this plan, at prices ranging from $1.25 to $1.69; during 2011, 58,884 shares of LTS common stock were issued to employees under this plan, at prices ranging from $1.09 to $2.36; during 2010, 62,274 shares were issued to employees under the plan at prices ranging from $0.89 to $1.19 per share; resulting in a capital contribution of $138, $83 and $63 for 2012, 2011 and 2010, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17.  Stock Compensation Plans  – (continued)

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provide for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The plans each provide for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2012, 8,832,285 and 1,104,654 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17.  Stock Compensation Plans  – (continued)

A summary of the status of the 1999 Plan at December 31, 2012 and changes during the years ended December 31, 2012, 2011 and 2010 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	15,117,290	$1.46	6.91	$200
Granted	3,200,000	0.90
Exercised	(706,050)	0.59
Forfeited	(416,000)	1.96
Options outstanding, December 31, 2010	17,195,240	1.38	6.53	2,980
Granted	1,655,000	1.27
Exercised	(634,772)	0.88
Forfeited	(65,000)	1.73
Expired	(385,000)	2.72
Options outstanding, December 31, 2011	17,765,468	1.36	6.03	19,977
Granted	500,000	2,80
Exercised	(881,500)	0.88
Forfeited	(35,000)	1.90
Expired	(46,500)	0.27
Options outstanding, December 31, 2012	17,302,468	$1.43	5.35	$4,475
Vested or expected to vest	17,287,184	$1.43	5.34	$4,473
Options exercisable, December 31, 2012	14,013,718	$1.45	4.78	$3,511

A summary of the status of the 2009 Plan at December 31, 2012 and changes during the years ended December 31, 2012, 2011 and 2010 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	140,000	$0.79	9.75	$—
Granted	1,105,000	1.03		—
Options outstanding, December 31, 2010	1,245,000	1.00	9.34	211
Granted	11,320,743	1.61
Exercised	(50,000)	0.80
Forfeited	(11,749)	1.68
Options outstanding, December 31, 2011	12,503,994	1.55	9.59	11,651
Granted	3,725,000	2.57
Exercised	—	—
Forfeited	(291,279)	1.73
Options outstanding, December 31, 2012	15,937,715	$1.78	8.73	$790
Vested or expected to vest	15,294,126	$1.79	8.72	$786
Options exercisable, December 31, 2012	3,656,312	$1.49	8.46	$348

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17.  Stock Compensation Plans  – (continued)

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the option plans. A summary of the status of these options at December 31, 2012 and changes during the years ended December 31, 2012, 2011 and 2010 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	5,764,000	$1.39	6.97	$112
Exercised	(639,000)	0.47
Forfeited	(650,000)	0.66
Options outstanding, December 31, 2010, 2011 and 2012	4,475,000	$1.63	4.44	$516
Vested or expected to vest	4,475,000	$1.63	4.44	$516
Options exercisable, December 31, 2012	4,475,000	$1.63	4.44	$516

The weighted-average grant date fair value of employee and director options granted during the years ended December 31, 2012, 2011 and 2010 was $1.13, $0.82 and $0.58, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	62.87%	81.15%	92.23%
Risk-free interest rate	1.00%	2.28%	2.77%
Expected life (in years)	6.16	6.23	6.25

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

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17.  Stock Compensation Plans  – (continued)

The weighted average expected life for the 2012, 2011 and 2010 grants to employees and directors reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company estimates the expected term for stock options awarded to independent financial advisors using the contractual term. Expected volatility for the option grants for 2010 and 2011, prior to the acquisition of Securities America, was based on the Company’ historical volatility over the same number of years as the expected life prior to the option grant date. Expected volatility in 2011 after the Securities America acquisition and 2012 was based on blended volatility comprised of the historical volatility of the common stock of the Company and its peers over the same number of years as the expected life, prior to the option grant date.

Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date.

As of December 31, 2012, there was $11,055 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 2.5 years.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 amounted to $1,267, $762, and $960, respectively. Tax benefits related to option exercise were not deemed to be realized since net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises and the deferred tax assets related to those net operating losses have been fully reserved.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the years ended December 31, 2012, 2011 and 2010, non-cash compensation expense relating to stock option agreements granted to employees, consultants and advisors amounted to $4,690, $3,909, and $5,411, respectively.

In September 2010, the Company granted 200,000 restricted shares of the Company’s common stock to employees pursuant to the 2009 Plan with vesting conditioned upon the employees continued employment at September 23, 2012. During 2012, 2011 and 2010, 12,500, 5,000 and 2,500 shares, respectively, were forfeited resulting in 180,000 outstanding restricted shares at December 31, 2012. For the years ended December 31, 2012, 2011 and 2010, the Company has recorded an expense of $54, $105 and $28, respectively, associated with the grants.

18.  Segment Information

The Company has two operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Investacorp, Securities America and Triad to their independent contractor financial advisors and Premier Trust which includes the wealth management services. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. During 2011, the Premier Trust segment was reclassified into our independent brokerage and advisory services segment due to the complementary nature of Premier Trust’s operations to those of the Company’s independent broker-dealer subsidiaries.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

18.  Segment Information  – (continued)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans and change in fair value of contingent consideration related to the Securities America acquisition, gains or losses on sales of assets, non-cash compensation expense, and clearing conversion expense is the primary profit measure the Company’s management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention loans for the Securities America acquisition and expenses related to Investacorp’s conversion to a single clearing firm as part of a new seven-year clearing agreement, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

18.  Segment Information  – (continued)

Segment information for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Independent Brokerage and Advisory Services(1)	Ladenburg	Corporate		Total
2012
Revenues	$598,851	$45,701	$5,559		$650,111
Pre-tax (loss) income	(6,087)	65	(8,870	)(2)	(14,892)
EBITDA, as adjusted(3)	30,566	1,829	(1,891)		30,504
Identifiable assets	318,005	17,636	2,488		338,129
Depreciation and amortization	15,158	835	68		16,061
Interest	19,803	79	4,659		24,541
Capital expenditures	5,356	115	6		5,477
Non-cash compensation	1,640	850	2,254		4,744
2011
Revenues	$230,897	$41,459	$1,244		$273,600
Pre-tax income (loss)	1,787	(3,131)	(10,958	)(2)	(12,302)
EBITDA, as adjusted(3)	12,181	(1,032)	(2,727)		8,422
Identifiable assets	322,245	18,437	6,463		347,145
Depreciation and amortization	4,567	996	69		5,632
Interest	3,191	89	3,263		6,543
Capital expenditures	1,381	58	—		1,439
Non-cash compensation	1,072	1,014	1,928		4,014
2010
Revenues	$151,379	$41,194	$1,953		$194,526
Pre-tax income (loss)	1,086	(4,364)	(6,812	)(2)	(10,090)
EBITDA, as adjusted(3)	5,287	(1,264)	(1,322)		2,701
Identifiable assets	78,306	21,484	2,035		101,825
Depreciation and amortization	2,290	1,620	68		3,978
Interest	26	16	3,199		3,241
Capital expenditures	498	110	—		608
Non-cash compensation	1,735	1,464	2,240		5,439

(1)	Includes Premier Trust from September 1, 2010 and Securities America from November 4, 2011.
(2)	Includes interest on revolving credit and forgivable loan notes, compensation, acquisition-related expenses, professional fees and other general and administrative expenses.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

18.  Segment Information  – (continued)

(3)	The following table reconciles EBITDA, as adjusted, to pre-tax loss for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
EBITDA, as adjusted	2012	2011	2010
Independent Brokerage and Advisory Services	$30,566	$12,181	$5,287
Ladenburg	1,829	(1,032)	(1,264)
Corporate	(1,891)	(2,727)	(1,322)
Total segments	30,504	8,422	2,701
Adjustments:
Interest income	185	70	(14)
Change in fair value of contingent consideration	7,111	—	—
Interest expense	(24,541)	(6,543)	(3,241)
Depreciation and amortization	(16,061)	(5,632)	(3,978)
Non-cash compensation expense	(4,744)	(4,014)	(5,439)
Clearing conversion expense	—	—	(119)
Acquisition-related expense	—	(2,971)	—
Amortization of retention loans	(7,346)	(1,634)	—
Pre-tax loss	$(14,892)	$(12,302)	$(10,090)

19.  Related Party Transactions

On August 13, 2010, Investacorp entered into a five-year office lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with the Company’s chairman of the board and principal shareholder. The lease which commenced on October 1, 2010, provides for aggregate payments during the five-year term of approximately $1,574 and minimum annual payments of $337. Rent expense under such lease amounted to $293, $252 and $84 in 2012, 2011 and 2010, respectively.

Ladenburg’s principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137, where the Company has leased approximately 15,800 square feet of office space with FREH. Rent expense under such lease amounted to $560, $536 and $512 in 2012, 2011 and 2010, respectively. Ladenburg’s lease was renewed in March 2013 and now expires in February 2018, and the amount of office space leased was increased to approximately 18,150 square feet. The lease provides for aggregate payments during the five-year term of approximately $2,995 and minimum annual payments of $556.

The Company is a party to an agreement with Vector Group Ltd. (“Vector”), where Vector has agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial, tax and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns. Various executive officers and directors of Vector and its subsidiary New Valley serve as members of the board of directors of the Company and Vector and its subsidiaries own approximately 8.1% of the Company’s common stock at December 31, 2012. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. Beginning January 1, 2012, the agreement was amended to reflect additional services to be provided as a result of the Securities America acquisition and to increase the annual fee from $600 to $750. The Company paid Vector $750 in 2012 and $600 in each of 2011 and 2010 related to the agreement.

LADENBURG THALMANN FINANCIAL SERVICES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

19.  Related Party Transactions  – (continued)

The vice-chairman of the Company’s board of directors, a firm he serves as a consultant to, and affiliates of that firm received insurance commissions in 2011 and 2010 aggregating approximately $105 and $208, respectively, on various insurance policies issued for the Company and its subsidiaries.

See Note 12 for information regarding loan transactions involving related parties.

20.  Quarterly Financial Data (Unaudited)

	Quarters
	1st	2nd	3rd	4th
2012:
Revenues	$154,715	$163,385	$159,834	$172,177
Expenses (a)(b)	162,641	168,971	166,372	174,130
Loss before item shown below	(7,926)	(5,586)	(6,538)	(1,953)
Change in fair value of contingent consideration	5,555	647	909	—
Loss before income taxes	$(2,371)	$(4,939)	$(5,629)	$(1,953)
Net loss	$(2,979)	$(4,983)	$(6,037)	$(2,355)
Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.03)	$(0.01)
Basic and diluted weighted average common shares	183,679,060	183,551,171	183,460,777	183,460,700

(a)	Includes a $1,364, $1,227, $1,054 and $1,099 charge for non-cash compensation in the first, second, third and fourth quarters of 2012, respectively.
(b)	Includes $1,792, $1,791, $1,712 and $2,051 of amortization of retention loans in the first, second, third and fourth quarters of 2012, respectively.

	Quarters
	1st	2nd	3rd	4th
2011:
Revenues	$57,202	$60,231	$48,898	$107,269
Expenses (a)	56,447	59,710	51,684 (c)	118,061	(c)
Income (loss) before income taxes	$755	$521	$(2,786)	$(10,792)
Net income (loss)	$409	$200	$(3,070)	$6,354	(d)
Basic and diluted income (loss) per common share (b)	$0.00	$0.00	$(0.02)	$0.03
Basic weighted average common shares	183,366,512	183,048,031	182,810,137	182,870,313
Diluted weighted average common shares	186,327,158	187,005,916	182,810,137	194,014,913

(a)	Includes a $957, $1,127, $688 and $1,242 charge for non-cash compensation in the first, second, third and fourth quarters of 2011, respectively.
(b)	Due to rounding, the sum of the quarters’ basic and diluted income (loss) per common share amounts does not equal the full fiscal year amount.
(c)	Includes $700 and $2,271, in acquisition-related expenses in the third and fourth quarters of 2011, respectively, and $1,634 of amortization of retention loans in the fourth quarter of 2011.
(d)	Includes deferred tax benefit of $18,329 resulting from reduction of valuation allowance (see Note 11).