Form 10-Q
period 2013-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2013-05-09
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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
Yes__X__ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[x]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ___ No  X
As of May 6, 2013, there were 183,529,856 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS

Cash and cash equivalents	$38,293	$35,434
Securities owned, at fair value	3,066	2,078
Receivables from clearing brokers	20,508	16,973
Receivables from other broker-dealers	2,632	2,149
Notes receivable from financial advisors, net	37,378	39,148
Other receivables, net	20,674	20,534
Fixed assets, net	13,011	13,199
Restricted assets	320	320
Intangible assets, net	85,052	87,988
Goodwill	90,559	90,578
Unamortized debt issue cost	1,649	1,768
Cash surrender value of life insurance	10,974	11,207
Other assets	15,930	16,753

Total assets	$340,046	$338,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$306	$292
Accrued compensation	10,070	12,017
Commissions and fees payable	32,547	31,570
Accounts payable and accrued liabilities	13,883	13,735
Deferred rent	1,790	1,977
Deferred income taxes	6,807	6,545
Deferred compensation liability	17,624	17,955
Accrued interest	5,154	4,838
Notes payable, net of $6,622 and $7,120 unamortized discount in 2013 and 2012, respectively	198,880	197,979
Total liabilities	287,061	286,908

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; shares issued and outstanding, 183,687,240 in 2013 and 183,478,872 in 2012	18	18
Additional paid-in capital	209,768	208,187
Accumulated deficit	(156,848)	(156,984)

Total shareholders’ equity of the Company	52,938	51,221

Noncontrolling interest	47	—

Total shareholders' equity	52,985	51,221

Total liabilities and shareholders' equity	$340,046	$338,129
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues:
Commissions	$93,067	$79,670
Advisory fees	63,337	55,438
Investment banking	13,069	6,622
Principal transactions	420	(401)
Interest and dividends	1,611	878
Service fees and other income	15,801	12,508
Total revenues	187,305	154,715
Expenses:
Commissions and fees	134,468	114,088
Compensation and benefits	23,635	19,640
Non-cash compensation	1,413	1,364
Brokerage, communication and clearance fees	2,588	2,442
Rent and occupancy, net of sublease revenue	1,499	1,676
Professional services	2,088	1,729
Interest	6,236	6,060
Depreciation and amortization	3,907	4,063
Amortization of retention loans	1,808	1,792
Other	9,040	9,787
Total expenses	186,682	162,641
Income (loss) before item shown below	623	(7,926)
Change in fair value of contingent consideration	23	5,555
Income (loss) before income taxes	646	(2,371)
Income tax expense	523	608
Net income (loss)	123	(2,979)
Net loss attributable to noncontrolling interest	13	—
Net income (loss) attributable to the Company	$136	$(2,979)

Net income (loss) per common share attributable to the Company (basic and diluted)	$0.00	$(0.02)

Weighted average common shares used in computation of per share data:
Basic	183,459,124	183,679,060
Diluted	188,458,448	183,679,060

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount				Total

Balance, December 31, 2012	183,478,872	$18	$208,187	$(156,984)	$—	$51,221
Issuance of common stock under employee stock purchase plan	48,264	—	76	—	—	76
Exercise of stock options	4,500	—	2	—	—	2
Exercise of warrants	260,000	—	247	—	—	247
Stock options granted to consultants and independent financial advisors	—	—	600	—	—	600
Stock-based compensation to employees	—	—	813	—	—	813
Repurchase and retirement of common stock	(104,396)	—	(157)	—	—	(157)
Third party investment in subsidiary	—	—	—	—	60	60
Net income (loss)	—	—	—	136	(13)	123
Balance, March 31, 2013	183,687,240	$18	$209,768	$(156,848)	$47	$52,985

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$123	$(2,979)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	(23)	(5,555)
Adjustment to deferred rent	(187)	(158)
Amortization of intangible assets	2,936	2,925
Amortization of debt discount	498	500
Amortization of debt issue cost	119	120
Amortization of retention loans	1,808	1,792
Depreciation and amortization	971	1,138
Deferred income taxes	262	488
Benefit attributable to reduction of goodwill	19	13
Non-cash interest expense on forgivable loan	467	321
Non-cash compensation expense	1,413	1,364
Write-off of furniture, fixtures and leasehold improvements. net	146	2

(Increase) decrease in operating assets:
Securities owned, at fair value	(988)	(3,115)
Receivables from clearing brokers	(3,535)	5,375
Receivables from other broker-dealers	(483)	(772)
Other receivables, net	(140)	194
Notes receivable from financial advisors, net	(38)	(1,324)
Cash surrender value of life insurance	233	860
Other assets	806	(2,160)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	14	(45)
Accrued compensation	(1,947)	(2,421)
Accrued interest	(151)	1,657
Commissions and fees payable	977	2,506
Deferred compensation liability	(331)	(907)
Accounts payable and accrued liabilities	171	(2,745)
Net cash provided by (used in) operating activities	3,140	(2,926)

Cash flows from investing activities:
Purchases of fixed assets	(912)	(701)
Net cash used in investing activities	(912)	(701)

Cash flows from financing activities:
Issuance of common stock	325	521
Repurchases of common stock	(157)	(358)
Principal borrowings under revolving credit facility, net	460	1,000
Principal payments on notes payable	(57)	(54)
Third party investment in subsidiary	60	—
Net cash provided by financing activities	631	1,109
Net increase (decrease) in cash and cash equivalents	2,859	(2,518)
Cash and cash equivalents, beginning of period	35,434	31,597
Cash and cash equivalents, end of period	$38,293	$29,079

Supplemental cash flow information:
Interest paid	$5,920	$3,462
Taxes paid	217	140

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company”) is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’) and Premier Trust, Inc. (‘‘Premier Trust’’).

Securities America, Triad and Investacorp are registered broker-dealers and investment advisors that have been serving the independent financial advisor community since 1984, 1998 and 1978, respectively. The independent financial advisors of Securities America, Triad and Investacorp primarily serve retail clients. Securities America, Triad and Investacorp derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services.

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

LTAM is a registered investment advisor. It offers various asset management products utilized by Ladenburg and Premier Trust’s clients, as well as clients of Securities America’s, Triad's and Investacorp’s financial advisors.

Premier Trust, a Nevada trust company, provides wealth management services, including administration of personal trusts and retirement accounts, estate and financial planning and custody services.

Securities America, Triad, Investacorp and Ladenburg's customer transactions are cleared through clearing brokers on a fully-disclosed basis and such entities are subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the Municipal Securities Rulemaking Board. Each of Securities America, Triad, Investacorp and Ladenburg is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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
The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC, for additional disclosures and a description of accounting policies.
Certain amounts in the prior year financial statements were reclassified to conform with the current year financial statement presentation including an increase in cash and cash equivalents and a decrease in receivables from clearing brokers of $10,192 at March 31, 2012, to conform to the classification shown on the consolidated statement of financial condition at March 31, 2013 and December 31, 2012 in which cash in money market funds held by clearing brokers were reclassified as cash equivalents. The reclassification resulted in a reduction of cash used in operating activities of $1,223 with corresponding increases in the net increase in cash and cash equivalents from amounts previously reported in the consolidated statements of cash flows for the period ended March 31, 2012.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

2. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at March 31, 2013 and December 31, 2012 were as follows:

	Securities Owned	Securities Sold, But Not Yet Purchased
March 31, 2013
Certificates of deposit	$6	$—
Debt securities	1,474	(31)
U.S. Treasury notes	10	(101)
Common stock and warrants	737	(174)
Restricted common stock and warrants	839	—
Total	$3,066	$(306)

December 31, 2012
Certificates of deposit	$14	$—
Debt securities	1,098	(123)
U.S. Treasury notes	—	(99)
Common stock and warrants	384	(70)
Restricted common stock and warrants	582	—
Total	$2,078	$(292)

As of March 31, 2013 and December 31, 2012, approximately $2,645 and $1,787, respectively, of securities owned were deposited with the clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
.
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

• Level 3 — Unobservable inputs which reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

Securities are carried at fair value and classified as follows:

As of March 31, 2013:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,474	$—	$1,474
Certificates of deposit	6	—	—	6
U.S. Treasury notes	—	10	—	10
Common stock and warrants	737	839	—	1,576
Total	$743	$2,323	$—	$3,066

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$31	$—	$31
U.S. Treasury notes	—	101	—	101
Common stock and warrants	174	—	—	174
Total	$174	$132	$—	$306

As of December 31, 2012:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,098	$—	$1,098
Certificates of deposit	14	—	—	14
Common stock and warrants	384	582	—	966
Total	$398	$1,680	$—	$2,078

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$123	$—	$123
U.S. Treasury notes	—	99	—	99
Common stock and warrants	70	—	—	70
Total	$70	$222	$—	$292

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market value, the underlying securities market volatility, the term of the warrants, exercise price, and risk free return rate. As of March 31, 2013 and December 31, 2012, the fair value of the warrants were $239 and $160, respectively, and are included in common stock and warrants (level 2) above.

Common stock may be received as compensation for investment banking services. These securities are restricted and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. Restricted common stock is classified as Level 2 securities.

3. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule. At March 31, 2013, Securities America had regulatory net capital of $8,308, which was $8,058 in excess of its required net capital of $250. At March 31, 2013, Ladenburg had regulatory net capital of $6,605, which exceeded its minimum capital requirement of $250, by $6,355.

Triad and Investacorp have elected to compute net capital using the traditional method under the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and a ratio of aggregate indebtedness to

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

net capital, that shall not exceed 15 to 1. At March 31, 2013, Triad had net capital of $3,580, which was $2,810 in excess of its required net capital of $770. Triad’s net capital ratio was 3.2 to 1. At March 31, 2013, Investacorp had net capital of $3,738, which was $3,332 in excess of its required net capital of $406. Investacorp’s net capital ratio was 1.6 to 1.

Securities America, Triad, Investacorp and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At March 31, 2013, Premier Trust had stockholders’ equity of $1,484, including at least $250 in cash.

4. Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company's current tax year ends on September 30th. The Company intends to change its tax year to a year ending on December 31st.
Income tax expense was $523 and $608 for the three months ended March 31, 2013 and 2012, respectively. The primary component of income tax expense was the tax effect of goodwill, which is amortized for income tax purposes, of $295 and $488 for the three months ended March 31, 2013 and 2012, respectively. The remainder of the tax provision principally represents state and local income taxes for the 2013 and 2012 periods presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

The effective tax rate differs from the statutory income tax rate for the 2013 period primarily due to a tax provision related to amortization of goodwill for tax purposes and the change in the valuation allowance against the net deferred tax asset. The effective tax rate differs from the statutory income tax rate for the 2012 period primarily as a result of the change in fair value of contingent consideration not subject to income tax and the increase in the valuation allowance against the net deferred tax asset (without regard to deferred tax liabilities related to indefinite-lived intangibles) attributable to the pre-tax loss as adjusted for permanent differences.

The Internal Revenue Service is conducting an audit of the Company's U.S. federal income tax return for the year ended September 30, 2011.

5.	Notes Payable

Notes payable consisted of the following:

	March 31, 2013	December 31, 2012
Note payable under revolving credit agreement with principal shareholder	$25,960	$25,500
Notes payable to clearing firm under forgivable loans	18,214	18,214
Note payable to a subsidiary of Premier Trust’s former shareholder	627	685
Notes payable to finance Securities America acquisition, net of $6,622 and $7,120 of unamortized discount in 2013 and 2012, respectively	154,079	153,580
Total	$198,880	$197,979

The Company estimates that the fair value of notes payable was $188,578 at March 31, 2013 and $187,385 at December 31, 2012 based on then current interest rates at which similar amounts of debt could currently be borrowed (Level 2 inputs). As of March 31, 2013, the Company was in compliance with all debt covenants in its debt agreements.

The lenders for the notes to finance the Securities America acquisition included Frost Nevada Investments Trust ("Frost-Nevada"), an affiliate of the Company's Chairman of the Board and principal shareholder, Vector Group, Ltd. ("Vector

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Group"), a principal shareholder of the Company, and the Company's President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and the Company's President and Chief Executive Officer were $135,000, $15,000 and $200, respectively. A special committee of the Company's Board of Directors was formed to review and consider the terms of the November 2011 financing, and, upon such review and consideration, which included the advice of the Committee's independent financial advisor, the committee determined that the financing was fair from a financial point of view to the Company and its unaffiliated shareholders.

6. Commitments and Contingencies

Litigation and Regulatory Matters

Between December 2010 and June 2012, eight arbitration claims and three lawsuits were filed against Triad by former clients asserting that a former registered representative of Triad sold them, not through Triad, guaranteed investments that were fraudulent. The clients asserted, among other claims, claims for fraud, theft, conversion, securities law violations, failure to supervise, respondeat superior, and breach of fiduciary and other duties. The last pending matters were settled in March 2013; amounts paid by Triad in connection with these settlements were not material.

In August 2011 and May 2012, several former clients of Investacorp filed arbitration claims asserting, among other things, that a former registered representative of Investacorp invested the clients’ funds in unsuitable variable annuities; further, the claims assert that the former registered representative sold the clients, not through Investacorp, investments in fraudulent alternative business ventures.  On August 10, 2012, the parties entered into a settlement agreement with one former client resolving all claims; the settlement amount paid by Investacorp was not material. The remaining claimants seek compensatory damages totaling $242.  The Company believes the remaining claims are without merit and intends to vigorously defend against them.

In October 2011, a suit was filed in the U.S. District Court for the District of Delaware by James Zazzali, as Trustee for the DBSI Private Actions Trust, against 50 firms, including two of our subsidiaries, and their purported parent corporations, alleging liability for purported fraud in the marketing and sale of DBSI securities. The plaintiff has alleged, among other things, that the defendants failed to conduct adequate due diligence and violated securities laws. The plaintiff seeks an unspecified amount of compensatory damages as well as other relief. Defendants' motions to dismiss the complaint are currently pending. The Company believes the claims are without merit and intends to vigorously defend against them.

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

In December 2011, a purported class action suit was filed in the U.S. District Court for the Western District of Washington against HQ Sustainable Maritime Industries, Inc. (“HQS”), various individuals, Ladenburg and another broker-dealer as underwriters of 2009 and 2010 offerings of HQS common stock. The complaint alleged that the defendants, including Ladenburg, are liable for violations of federal securities laws. The complaint sought unspecified damages. The parties’ settlement agreement, with no contribution from Ladenburg, was approved by the court on March 21, 2013.

In December 2012, a purported class action suit was filed in the Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent for a 2010 offering of WEMU securities. The complaint alleges that the defendants, including Ladenburg, are liable for violations of state securities laws relating to purported failure to disclose certain agreements. An amended complaint was filed in February 2013; the amount of damages sought is unspecified. The Company believes the claims are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

In August 2012, a former client of Triad filed an arbitration claim concerning the suitability of five investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges; the claim seeks compensatory damages equal to the purported total investment loss of approximately $3,900. The client has asserted claims for violations of federal and state securities laws, negligence, breach of contract, fraud, breach of fiduciary duty, negligence, and gross negligence. The Company believes the claims are without merit and intends to vigorously defend against them.

In February 2012, a former client of Securities America filed an arbitration claim asserting lack of suitability, excessive fees, misrepresentation, fraud, and failure to supervise concerning investments purchased in the client’s account. The claim sought $941 in damages. On April 10, 2013, the claim was settled; the settlement amount paid by Securities America was not material.

In June 2012, two former Securities America clients filed an arbitration claim asserting lack of suitability in connection with their investments in two real estate investment trusts. The claim seeks $800 in damages. The Company believes the claims are without merit and intends to vigorously defend against them.

In July 2012, eight former Securities America clients filed an arbitration claim asserting lack of suitability, misrepresentation, failure to disclose, breach of fiduciary duty and negligent supervision, in connection with their investments in several real estate investment trusts. The claim seeks $3,800 in damages. The Company believes the claims are without merit and intends to vigorously defend against them.

During the fourth quarter of 2009, one of the Company’s broker-dealer subsidiaries had a short-term net-capital deficiency, discovered during a routine regulatory review, which was not disclosed properly on a monthly FOCUS report.  Following investigation of the matter, the Company implemented corrective actions with respect to the net capital issue, as well as other issues that arose during the course of the investigation. These corrective actions included reporting the deficiency to governmental and self-regulatory organizations, filing amended FOCUS reports for historical periods, implementing new procedures to monitor net capital compliance, and terminating the employees who had primary responsibility for monitoring and reporting its net capital.  Moreover, FINRA is reviewing the adequacy of the subsidiary's supervisory system and written supervisory procedures for subsequent periods, especially as they concern correspondence review, internal inspections, consolidated report disclosures, supervisory controls and protection of consumer personal and financial information. The Company is unable to determine whether and to what extent any governmental and/or self-regulatory organizations may seek to discipline the subsidiary concerning this matter.  Such disciplinary actions could include fines, a suspension of such subsidiary’s operations and/or rescission of revenues relating to the period of non-compliance, any of which could have a material adverse effect on the subsidiary's results of operations and financial condition.

In July 2009, the SEC instituted actions against two issuers of private placement interests (Medical Capital Holding, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by Securities America. This resulted in several lawsuits, regulatory inquiries, state administrative complaints and a significant number of FINRA arbitrations against Securities America and affiliated parties. These actions and arbitrations generally allege violations of state and/or federal securities laws in connection with Securities America’s sales of these private placement interests. Substantially all of these actions were settled prior to the Company’s acquisition of Securities America. One customer claim regarding these matters is currently pending. Ameriprise Financial, Inc., the former owner of Securities America, has agreed to indemnify the Company for any loss related to all pending and future actions involving the sale of these interests.

In April 2013, the Massachusetts Securities Division provided Securities America with an offer of settlement relating to a 2013 investigation into sales of certain non-traded REIT securities to Securities America clients. The Massachusetts Securities Division asserted that, since 2005, 16 transactions, representing $915 in sales, to Massachusetts residents exceeded concentration thresholds contained in Massachusetts securities laws.  The Massachusetts Securities Division seeks an offer of rescission to the 16 clients and to other Massachusetts clients whose purchases of other non-traded REIT securities were allegedly in violation of Massachusetts securities laws, together with an unspecified fine and other relief.  Securities America is in discussions with the Massachusetts Securities Division regarding this matter and believes that it has various meritorious defenses. The Company has not yet determined the scope of potential liability.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

In the ordinary course of business, in addition to the above disclosed matters, the Company’s subsidiaries are defendants in litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company includes an estimate of such amount in accounts payable and accrued liabilities.

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $27 at March 31, 2013 and $27 at December 31, 2012 for certain pending matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7. Off-Balance-Sheet Risk and Concentration of Credit Risk

Securities America, Triad, Investacorp and Ladenburg do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to clearing brokers, which maintain cash and the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities create exposure to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing brokers, as each of Securities America, Triad, Investacorp and Ladenburg has agreed to indemnify such clearing brokers for any resulting losses. Each of Securities America, Triad, Investacorp and Ladenburg continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Securities America, Triad, Investacorp and Ladenburg securities transactions are provided by two clearing brokers, which are large financial institutions. At March 31, 2013, amounts due from these clearing brokers were $20,508, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of March 31, 2013, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

8. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares. Since inception through March 31, 2013, 3,086,363 shares of common stock have been repurchased for $4,810 under the program.

Stock Compensation Plans

Options granted during the three months ended March 31, 2013 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Grant Date		Expire Date	Shares	Exercise Price	Fair Value(1)
January 28, 2013	(2)(3)	January 28, 2023	25,000	$1.40	$23
January 28, 2013	(2)	January 28, 2023	2,235,000	$1.40	$1,585
February 20, 2013	(2)	February 20, 2023	10,000	$1.40	$7

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

Options to purchase 100,000 shares of common stock were forfeited during the three months ended March 31, 2013.

As of March 31, 2013, there was $12,193 of unrecognized compensation cost for stock-based compensation, of which $1,497 related to the 2013 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.6 years for all grants and approximately 3.7 years for the 2013 grants.

Options were exercised to purchase 4,500 shares of the Company’s common stock during the three months ended March 31, 2013, for which the intrinsic value on date of exercise was $4.

Warrants

Warrants were exercised to purchase 260,000 shares of the Company's common stock during the three months ended March 31, 2013, for which the intrinsic value on date of exercise was $169.

9. Per Share Data

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share. The computations of basic and diluted per share data were as follows:

	Three months ended March 31,
	2013	2012
Net income (loss)	$123	$(2,979)
Loss attributable to noncontrolling interest	13	—
Net income (loss) attributable to the Company	$136	$(2,979)

Basic weighted-average shares	183,459,124	183,679,060
Effect of dilutive securities:
Common stock options	3,249,788	—
Warrants to purchase common stock	1,749,536	—
Dilutive potential common shares	4,999,324	—
Weighted average common shares outstanding and dilutive potential common shares	188,458,448	183,679,060
Net income (loss) per common share attributable to the Company:
Basic and diluted	$0.00	$(0.02)

For the three months ended March 31, 2013 and 2012, options and warrants to purchase 42,426,047 and 54,800,002 common shares, respectively, and 192,500 restricted shares in the 2012 period were not included in the computation of diluted income per share as the effect would be anti-dilutive.

10. Noncontrolling Interest

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

During the quarter ended March 31, 2013, Arbor Point Advisors, LLC (“APA”), a newly-formed registered investment advisor, began operations.  Investment advisory services of APA are provided through appropriately licensed and qualified individuals who are investment advisor representatives of APA.  Securities America holds an 80% interest in APA and another entity owns a 20% interest. As Securities America is the controlling managing member, the financial statements of APA are included in the Company's consolidated financial statements and amounts attributable to the 20% investor are recorded as noncontrolling interest.

11. Segment Information

The Company has two operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Securities America, Triad and Investacorp to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans and change in fair value of contingent consideration related to acquisitions, gains or losses on sales of assets and non-cash compensation expense, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis.  The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention loans for the Securities America acquisition, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Segment information for the three months ended March 31, 2013 and 2012 was as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Independent Brokerage and Advisory Services	Ladenburg	Corporate		Total
2013
Revenues	$169,836	$17,400	$69		$187,305
Pre-tax income (loss)	1,229	3,881	(4,464)	(1)	646
EBITDA, as adjusted(2)	12,296	4,246	(2,581)		13,961
Identifiable assets	313,635	23,855	2,556		340,046
Depreciation and amortization	3,684	206	17		3,907
Interest	4,956	3	1,277		6,236
Capital expenditures	830	82	—		912
Non-cash compensation	668	156	589		1,413

2012
Revenues	$143,804	$10,876	$35		$154,715
Pre-tax income (loss)	953	(208)	(3,116)	(1)	(2,371)
EBITDA, as adjusted(2)	6,464	288	(1,444)		5,308
Identifiable assets	316,887	18,762	3,696		339,345
Depreciation and amortization	3,823	223	17		4,063
Interest	4,966	3	1,091		6,060
Capital expenditures	690	11	—		701
Non-cash compensation	528	272	564		1,364

(1)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(2) The following table reconciles EBITDA, as adjusted, to pre-tax income (loss) for the three months ended
March 31, 2013 and 2012:

	Three months ended March 31,
EBITDA, as adjusted	2013	2012
Independent Brokerage and Advisory Services	$12,296	$6,464
Ladenburg	4,246	288
Corporate	(2,581)	(1,444)
Total segments	13,961	5,308

Adjustments:
Interest income	39	45
Change in fair value of contingent consideration	23	5,555
Interest expense	(6,236)	(6,060)
Depreciation and amortization	(3,907)	(4,063)
Non-cash compensation expense	(1,413)	(1,364)
Amortization of retention loans	(1,808)	(1,792)
Loss attributable to noncontrolling interest	(13)	—
Pre-tax income (loss)	$646	$(2,371)

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

LTAM is a registered investment advisor. LTAM offers various asset management products utilized by Ladenburg's and Premier Trust's clients, as well as clients of our independent financial advisors.

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

Each of Securities America, Triad, Investacorp and Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of material amounts of debt, which would increase our leverage, or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to complete any such potential acquisitions on acceptable terms or at all or, if we do, that any acquired business will be profitable. We also may not be able to integrate successfully acquired businesses into our existing business and operations.

We were incorporated under the laws of the State of Florida in February 1996.

Critical Accounting Policies

There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2012. Please refer to those sections for disclosures regarding the critical accounting policies related to our business.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of Securities America, Triad, Investacorp, Ladenburg, Premier Trust and our other subsidiaries.

	Three months ended March 31,
	2013	2012
Total revenues	$187,305	$154,715
Total expenses	186,682	162,641
Pre-tax income (loss)	646	(2,371)
Net income (loss) attributable to the Company	136	(2,979)

Reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company:

EBITDA, as adjusted	$13,961	$5,308
Add:
Interest income	39	45
Change in fair value of contingent consideration	23	5,555
Less:
Interest expense	(6,236)	(6,060)
Income tax expense	(523)	(608)
Depreciation and amortization	(3,907)	(4,063)
Non-cash compensation	(1,413)	(1,364)
Amortization of retention loans	(1,808)	(1,792)
Net income (loss) attributable to the Company	$136	$(2,979)
____________

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans and change in fair value of contingent consideration related to acquisitions, gains or losses on sales of assets and non-cash compensation expense, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention loans for the Securities America acquisition, or do not involve a cash outlay, such as stock-related compensation. The presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

First quarter 2013 EBITDA, as adjusted, was $13,961, an increase of $8,653 from first quarter 2012 EBITDA, as adjusted, of $5,308, primarily because of increased revenue in the 2013 period.

Segment Description

We have two operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Securities America, Triad and Investacorp to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM.

	Three months ended March 31,
	2013	2012
Revenues:
Independent Brokerage and Advisory Services	$169,836	$143,804
Ladenburg	17,400	10,876
Corporate	69	35
Total revenues	$187,305	$154,715

Pre-tax income (loss):
Independent Brokerage and Advisory Services	$1,229	$953
Ladenburg	3,881	(208)
Corporate(1)	(4,464)	(3,116)
Total pre-tax income (loss)	$646	$(2,371)
_____________

(1) Includes interest on revolving credit agreement and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended March 31, 2013 versus three months ended March 31, 2012

For the quarter ended March 31, 2013, we had net income of $136 as compared to a net loss of $2,979 for the quarter ended March 31, 2012. This change was primarily due to a 21% increase in revenues, which was offset partially by a 15% increase in expenses.

Our total revenues for the three months ended March 31, 2013 increased $32,590 (21%) from the 2012 period. First quarter 2013 revenues included increases in commissions of $13,397, advisory fees of $7,899, investment banking revenue of $6,447, service fees and other income of $3,293, principal transactions of $821 and interest and dividends of $733. Revenues increased in both of our operating segments. Our independent brokerage and advisory services segment revenues increased $26,032 (18%) from the 2012 period, primarily due to improved market conditions, advisor recruitment and increased advisory assets under management. Our Ladenburg segment revenues increased $6,524 (60%) from the 2012 period primarily due to increased activity in our capital markets business.

Our total expenses for the three months ended March 31, 2013 increased by $24,041 (15%) as compared to the 2012 period, primarily as a result of increases in commissions and fees expense of $20,380, compensation and benefits expense of $3,995, professional services expense of $359, interest expense of $176 and brokerage, communication and clearance fees of $146, which were partially offset by decreases in other expenses of $747, rent and occupancy expense, net of sublease revenue of $177 and depreciation and amortization of $156.

The $13,397 (17%) increase in commissions revenue for the three months ended March 31, 2013 as compared to the 2012 period was primarily attributable to our independent brokerage and advisory services segment, which has an increase of $12,954 (17%). Three product lines constituted 91% of the total increase in commissions revenue: alternative investments increased $7,098, mutual funds increased $2,708 and variable annuities increased $2,377 in the 2013 period as compared to the 2012 period. Ladenburg segment commissions revenue increased $443 (11%) in the first quarter of 2013 as compared to the first quarter of 2012.

The $7,899 (14%) increase in advisory fees revenue for the three months ended March 31, 2013 as compared to the 2012 period was primarily attributable to increases in advisory fee revenue in our independent brokerage and advisory services segment of $7,658 (14%). Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the three months ended March 31, 2013, we experienced an increase in net new advisory assets resulting from strong new business development, improved market conditions and the continued shift by our existing advisors toward more advisory business. Assuming continued favorable market conditions, we expect asset management revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors to the advisory business.

The $6,447 (97%) increase in investment banking revenue for the 2013 period as compared to the 2012 period was primarily due to an increase in capital raising activities. Capital raising revenue increased $6,322, resulting primarily from an increase in offerings of yield-oriented equities, and strategic advisory services revenue increased $125 in the 2013 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $12,601 for the 2013 period, as compared to $6,280 for the 2012 period. Strategic advisory services revenue was $468 in the first quarter of 2013 as compared to $342 in the 2012 period.

The $733 (83%) increase in interest and dividends revenue for the three months ended March 31, 2013 as compared to the 2012 period was primarily due to the impact of more favorable rates on cash spread revenue earned on client cash balances, an 8.5% increase in client cash balances in the 2013 period and increases in the effective Fed Funds rate. Any continued increases in interest and dividends revenue are dependent upon changes in prevailing interest rates and asset levels.

The $3,293 (26%) increase in service fees and other income for the three months ended March 31, 2013 as compared to the 2012 period was primarily attributable to increases at our independent brokerage and advisory services segment in preferred sponsor revenues of $1,821, conference revenue of $325, trading-related fees of $317 and miscellaneous trading services revenue of $278. In addition, $553 was received in settlement of a claim at Securities America during the 2013 period.

The $20,380 (18%) increase in commissions and fees expense for the three months ended March 31, 2013 as compared to the 2012 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

The $3,995 (20%) increase in compensation and benefits expense for the three months ended March 31, 2013 as compared to the 2012 period, was primarily due to an increase of $1,207 in Ladenburg's producers' compensation and salary expense, an increase of $497 in the independent brokerage and advisory services segment's employee benefits expense primarily due to higher insurance claims paid by Securities America, which has a self-insurance program for its employee medical benefits, and an increase of $2,219 in bonus expense across all segments, which was directly related to the increase in revenue.

The $49 (4%) increase in non-cash compensation expense for the three months ended March 31, 2013 as compared to the 2012 period was primarily attributable to an increase of $99 from stock option grants made in 2013, partially offset by unvested stock option grants at March 31, 2012, which became fully vested before January 1, 2013.

The $146 (6%) increase in brokerage, communication and clearance fees expense for the three months ended March 31, 2013 as compared to the 2012 period was primarily due to an increase of $360 in our Ladenburg segment, which was partially offset by a decrease of $214 in our independent brokerage and advisory services and corporate segments. Also, Ladenburg experienced increases in telephone and news and quote services expense of $157 in the 2013 period due to the addition of institutional salespersons and a fixed income trading desk.

The $177 (11%) decrease in rent and occupancy, net of sublease revenue for the three months ended March 31, 2013 as compared to the 2012 period was primarily attributable to a decrease of $181 in our independent brokerage and advisory services segment as a result of the closing of four Securities America locations.

The $359 (21%) increase in professional services expense for the three months ended March 31, 2013 as compared to the 2012 period was primarily attributable to a $300 increase in professional services expense in our independent brokerage and advisory services segment. During the 2012 period, most of Securities America's legal expense was covered by indemnification from its former parent company.

The $176 (3%) increase in interest expense for the three months ended March 31, 2013 as compared to the 2012 period resulted from increased average debt balances and increased average interest rates. An average debt balance of approximately $203,059 was outstanding for the first quarter of 2013, as compared to an average debt balance outstanding of approximately $198,171 for the 2012 period. The average interest rate was 11.7% for the first quarter of 2013 as compared to 11.6% for the 2012 period.

The $156 (4%) decrease in depreciation and amortization expense for the three months ended March 31, 2013 as compared to the 2012 period was primarily due to a $140 decrease in depreciation and amortization in our independent brokerage and advisory services segment. Depreciable assets added in 2007 for Securities America's data center were fully depreciated and not present in the 2013 period. Also, other depreciable assets were written-off as a result of the consolidation of certain investment advisory subsidiaries of Securities America.

The $747 (8%) decrease in other expense for the three months ended March 31, 2013 as compared to the 2012 period was primarily attributable to decreases at our independent brokerage and advisory services segment due to decreased deferred compensation plan expense of $491, decreased bad debt, errors and settlement expense of $233, decreased insurance expense of $172 and decreased travel, meals and entertainment of $86, partially offset by increased office expense of $262.

We had an income tax expense of $523 for the three months ended March 31, 2013 as compared to an income tax expense of $608 in 2012. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at March 31, 2013 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for the 2013 period did not bear a customary relationship to effective tax rates, primarily as a result of a tax provision related to amortization of goodwill for tax purposes and the change in the valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources

Approximately 19% and 17% of our total assets at March 31, 2013 and December 31, 2012, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets is fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp and Ladenburg is subject to the Net Capital Rule. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At March 31, 2013, Securities America’s regulatory net capital of $8,308, exceeded minimum net capital requirements of $250 by $8,058. At March 31, 2013, Triad’s regulatory net capital of $3,580 exceeded minimum net capital requirements of $770 by $2,810. At March 31, 2013, Investacorp’s regulatory net capital of $3,738, exceeded minimum net capital requirements of $406, by $3,332. At March 31, 2013, Ladenburg’s regulatory net capital of $6,605 exceeded minimum net capital requirements of $250, by $6,355. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At March 31, 2103, Premier Trust had stockholders’ equity of $1,484, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of equity or debt securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At March 31, 2013, $25,960 was outstanding under the revolving credit agreement, a net increase of $460 from December 31, 2012. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, sales of equity and debt securities and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash provided by operating activities for the three months ended March 31, 2013 was $3,140, which primarily consisted of our net income of $123 adjusted for non-cash expenses, decreases in other assets and increases in commissions and fees payable, partially offset by increases in securities owned at fair value, receivables from clearing brokers, receivables from other broker-dealers and decreases in accrued compensation. For the three months ended March 31, 2012, cash used in operating activities was $2,926, primarily due to our net loss adjusted for non-cash expenses, increases in securities owned at fair value, other assets, notes receivable from financial advisors, net, and decreases in accrued compensation, accounts payable and accrued liabilities, partially offset by a decrease in receivables from clearing brokers and an increase in commissions and fees payable and accrued interest.

Investing activities used $912 for the three months ended March 31, 2013, primarily due to the purchase of furniture, equipment and leasehold improvements. For the three months ended March 31, 2012, investing activities used $701, primarily due to the purchase of furniture, equipment and leasehold improvements.

Financing activities provided $631 for the three months ended March 31, 2013, primarily due to loan re-borrowings under our revolving credit agreement, the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan and third party investment in a noncontrolling interest, partially offset by common stock repurchases and repayment of notes payable. For the three months ended March 31, 2012, financing activities provided $1,109, primarily due to $1,000 borrowed under our revolving credit facility and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At March 31, 2013, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $30,946 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $10,525 through such date. Should any of the sub-tenants not pay their respective sublease payments or otherwise default under a sublease, our results of operations may be materially adversely affected.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly at 11% per year.  Interest is payable in cash; however, (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any lender, satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain lenders.  This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through March 31, 2013 have been paid in cash. Ten percent (10%) of the principal amount of the November 2011 loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of this loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

The lenders included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and our President and Chief Executive Officer and a director. The principal amounts initially loaned by Frost Nevada, Vector Group and our President and Chief Executive Officer were $135,000 $15,000 and $200, respectively. A special committee of our Board of Directors was formed to review and consider the terms of the November 2011 loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

On November 4, 2011, National Financial Services LLC ("NFS") provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum.

If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We will expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the period ending November 4, 2012, resulting in the forgiveness of $2,143 aggregate principal amount of the loan.

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

In connection with the entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. The second annual clearing revenue target under the 2009 forgivable loan was met in August 2011. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2012 for the 2009 and 2011 forgivable loans. Accordingly, we recognized income in the 2012 year of $3,929 and $1,365 and in 2011 year of $1,429 and $450 from the forgiveness of principal and interest, respectively, and the aggregate outstanding principal balances under the 2009 and 2011 forgivable loans were reduced to $18,214.

In November 2011, as part of the amendment of Ladenburg’s clearing agreement with NFS, NFS will provide an annual credit of $1,000 to Ladenburg for a five-year period. The first such payment occurred on November 4, 2012. Such expense reduction must be repaid pro-rata if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financial statements.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at March 31, 2013 was $627.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. As of March 31, 2013, 3,086,363 shares had been repurchased for $4,810 under the program, including 104,396 shares in the first quarter of 2013.

Off-Balance-Sheet Risk and Concentration of Credit Risk

Each of Securities America, Triad, Investacorp and Ladenburg, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. Also, if Securities America, Triad, Investacorp or Ladenburg maintains a short position in certain securities, it is exposed to off-balance-sheet market risk, because its ultimate obligation to purchase securities may exceed the amount recognized in the financial statements.

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

We maintain inventories of trading securities. At March 31, 2013, the fair market value of our inventories was $3,066 in long positions and $306 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2013 will have a material adverse effect on our consolidated financial position or results of operations.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, elsewhere in this report, and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements elsewhere in this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the first quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2013	65,700	$1.43	65,700	4,452,333
February 1 to February 28, 2013	—	—	—	4,452,333
March 1 to March 31, 2013	38,696	1.63	38,696	4,413,637
Total	104,396	$1.50	104,396

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of March 31, 2013, 3,086,363 shares have been repurchased for $4,810 under the program.

Item 6. EXHIBITS

Exhibit No.	Description

10.1
Amendment and Lease Extension Agreement, dated as of March 8, 2013, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC filed as exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 8, 2013, and incorporated by reference herein.

10.2
Employment Letter, dated as of January 30, 2013, by and between Ladenburg Thalmann Financial Services Inc. and Joseph Giovanniello, Jr. filed as exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2013, and incorporated by reference herein. #

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

*Filed herewith
#Management Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	May 8, 2013	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)