Form 10-Q
period 2013-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2013-08-07
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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
Yes  ___ No  X
As of August 1, 2013, there were 183,288,240 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS

Cash and cash equivalents	$43,900	$35,434
Securities owned, at fair value	6,920	2,078
Receivables from clearing brokers	31,442	16,973
Receivables from other broker-dealers	4,596	2,149
Notes receivable from financial advisors, net	34,232	39,148
Other receivables, net	19,142	20,534
Fixed assets, net	14,182	13,199
Restricted assets	320	320
Intangible assets, net	82,123	87,988
Goodwill	90,540	90,578
Unamortized debt issue cost	1,317	1,768
Cash surrender value of life insurance	11,004	11,207
Other assets	16,895	16,753

Total assets	$356,613	$338,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$4,619	$292
Accrued compensation	14,096	12,017
Commissions and fees payable	31,374	31,570
Accounts payable and accrued liabilities	17,038	13,735
Deferred rent	1,605	1,977
Deferred income taxes	7,003	6,545
Deferred compensation liability	17,664	17,955
Accrued interest	1,442	4,838
Notes payable, net of $2,686 and $7,120 unamortized discount in 2013 and 2012, respectively	86,447	197,979
Total liabilities	181,288	286,908

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2013 and 2,000,000 shares in 2012: 8% Series A cumulative redeemable preferred stock, $.0001 par value; 8,290,000 shares authorized; 5,361,813 shares issued and outstanding in 2013 (liquidation preference $134,045)	1	—
Common stock, $.0001 par value; authorized 600,000,000 shares in 2013 and 400,000,000 shares in 2012; shares issued and outstanding, 183,348,301 in 2013 and 183,478,872 in 2012	18	18
Additional paid-in capital	337,643	208,187
Accumulated deficit	(162,371)	(156,984)

Total shareholders’ equity of the Company	175,291	51,221

Noncontrolling interest	34	—

Total shareholders' equity	175,325	51,221

Total liabilities and shareholders' equity	$356,613	$338,129
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Commissions	$98,971	$83,662	$192,038	$163,332
Advisory fees	67,663	57,009	131,000	112,447
Investment banking	8,112	10,079	21,181	16,701
Principal transactions	429	(401)	849	(802)
Interest and dividends	1,702	1,173	3,313	2,051
Service fees and other income	16,992	11,863	32,793	24,371
Total revenues	193,869	163,385	381,174	318,100
Expenses:
Commissions and fees	143,568	120,679	278,036	234,767
Compensation and benefits	21,821	20,941	45,456	40,581
Non-cash compensation	1,379	1,227	2,792	2,591
Brokerage, communication and clearance fees	2,736	2,566	5,324	5,008
Rent and occupancy, net of sublease revenue	1,471	1,606	2,970	3,282
Professional services	2,066	1,938	4,154	3,667
Interest	4,876	6,192	11,112	12,252
Depreciation and amortization	3,870	4,070	7,777	8,133
Amortization of retention loans	1,841	1,791	3,649	3,583
Loss on extinguishment of debt	3,754	—	3,754	—
Other	11,263	7,961	20,303	17,748
Total expenses	198,645	168,971	385,327	331,612
Loss before item shown below	(4,776)	(5,586)	(4,153)	(13,512)
Change in fair value of contingent consideration	(144)	647	(121)	6,202
Loss before income taxes	(4,920)	(4,939)	(4,274)	(7,310)
Income tax expense	616	44	1,139	652
Net loss	(5,536)	(4,983)	(5,413)	(7,962)
Net loss attributable to noncontrolling interest	(13)	—	(26)	—
Net loss attributable to the Company	$(5,523)	$(4,983)	$(5,387)	$(7,962)
Dividends declared on preferred stock	(1,028)	—	(1,028)	—
Net loss available to common shareholders	$(6,551)	$(4,983)	$(6,415)	$(7,962)

Net loss per share available to common shareholders (basic and diluted)	$(0.04)	$(0.03)	$(0.03)	$(0.04)

Weighted average common shares used in computation of per share data:
Basic and diluted	183,488,108	183,551,171	183,473,696	183,685,654

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2012	—	$—	183,478,872	$18	$208,187	$(156,984)	$—	$51,221
Issuance of common stock under employee stock purchase plan	—	—	75,858	—	119	—	—	119
Exercise of stock options	—	—	4,500	—	2	—	—	2
Exercise of warrants	—	—	260,000	—	247	—	—	247
Stock options granted to consultants and independent financial advisors	—	—	—	—	1,099	—	—	1,099
Stock-based compensation to employees	—	—	—	—	1,693	—	—	1,693
Repurchase and retirement of common stock	—	—	(470,929)	—	(745)	—	—	(745)
Third party investment in subsidiary	—	—	—	—	—	—	60	60
Preferred stock issued, net of underwriting discount and expenses of $5,978	5,361,813	1	—	—	128,069	—	—	128,070
Preferred stock dividends declared and paid	—	—	—	—	(1,028)	—	—	(1,028)
Net loss	—	—	—	—	—	(5,387)	(26)	(5,413)
Balance, June 30, 2013	5,361,813	$1	183,348,301	$18	$337,643	$(162,371)	$34	$175,325

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(5,413)	$(7,962)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Change in fair value of contingent consideration	121	(6,202)
Adjustment to deferred rent	(372)	(313)
Amortization of intangible assets	5,865	5,849
Loss on extinguishment of debt	3,754	—
Amortization of debt discount	898	998
Amortization of debt issue cost	233	239
Amortization of retention loans	3,649	3,583
Depreciation and amortization	1,912	2,284
Deferred income taxes	458	372
Benefit attributable to reduction of goodwill	38	33
Non-cash interest expense on forgivable loan	460	645
Non-cash compensation expense	2,792	2,591
Loss on write-off of furniture, fixtures and leasehold improvements. net	176	2

(Increase) decrease in operating assets:
Securities owned, at fair value	(4,842)	678
Receivables from clearing brokers	(14,469)	(2,676)
Receivables from other broker-dealers	(2,447)	(1,304)
Other receivables, net	1,392	(732)
Notes receivable from financial advisors, net	1,267	(2,024)
Cash surrender value of life insurance	203	1,384
Other assets	(176)	187

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	4,327	(14)
Accrued compensation	2,079	1,780
Accrued interest	(3,856)	1,665
Commissions and fees payable	(196)	2,165
Deferred compensation liability	(291)	(1,355)
Accounts payable and accrued liabilities	3,182	(837)
Net cash provided by operating activities	744	1,036

Cash flows from investing activities:
Purchases of fixed assets	(3,037)	(2,795)
Net cash used in investing activities	(3,037)	(2,795)

Cash flows from financing activities:
Issuance of Series A preferred stock	128,070	—
Issuance of common stock	368	661
Series A preferred stock dividends paid	(1,028)	—
Repurchases of common stock	(745)	(950)
Principal repayments on notes payable	(90,466)	(109)
Principal (repayments) borrowings under revolving credit facility, net	(25,500)	1,000
Third party investment in subsidiary	60	—
Net cash provided by financing activities	10,759	602
Net increase (decrease) in cash and cash equivalents	8,466	(1,157)
Cash and cash equivalents, beginning of period	35,434	31,597
Cash and cash equivalents, end of period	$43,900	$30,440

Supplemental cash flow information:
Interest paid	$14,508	$8,700
Taxes paid	290	201

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

Securities America, Triad, Investacorp and Ladenburg's customer transactions are cleared through clearing brokers on a fully-disclosed basis and such entities are subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority ("FINRA") and the Municipal Securities Rulemaking Board. Each of Securities America, Triad, Investacorp and Ladenburg is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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
Certain amounts in the prior year financial statements were reclassified to conform with the current year financial statement presentation including an increase in cash and cash equivalents and a decrease in receivables from clearing brokers of $8,142 at June 30, 2012, to conform to the classification shown on the consolidated statement of financial condition at June 30, 2013 and December 31, 2012 in which cash in money market funds held by clearing brokers were reclassified as cash equivalents. The reclassification resulted in an increase of cash used in operating activities of $827 with corresponding increases in the net increase in cash and cash equivalents from amounts previously reported in the consolidated statements of cash flows for the period ended June 30, 2012.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

2. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at June 30, 2013 and December 31, 2012 were as follows:

	Securities Owned	Securities Sold, But Not Yet Purchased
June 30, 2013
Certificates of deposit	$16	$—
Debt securities	3,242	(2,406)
U.S. Treasury notes	95	—
Common stock and warrants	3,202	(2,213)
Restricted common stock and warrants	365	—
Total	$6,920	$(4,619)

December 31, 2012
Certificates of deposit	$14	$—
Debt securities	1,098	(123)
U.S. Treasury notes	—	(99)
Common stock and warrants	384	(70)
Restricted common stock and warrants	582	—
Total	$2,078	$(292)

As of June 30, 2013 and December 31, 2012, approximately $2,195 and $1,787, respectively, of securities owned were deposited with the clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
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

Securities are carried at fair value and classified as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

As of June 30, 2013:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$3,242	$—	$3,242
Certificates of deposit	16	—	—	16
U.S. Treasury notes	—	95	—	95
Common stock and warrants	3,202	365	—	3,567
Total	$3,218	$3,702	$—	$6,920

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(2,406)	$—	$(2,406)
U.S. Treasury notes	—	—	—	—
Common stock and warrants	(2,213)	—	—	(2,213)
Total	$(2,213)	$(2,406)	$—	$(4,619)

As of December 31, 2012:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,098	$—	$1,098
Certificates of deposit	14	—	—	14
Common stock and warrants	384	582	—	966
Total	$398	$1,680	$—	$2,078

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$123	$—	$123
U.S. Treasury notes	—	99	—	99
Common stock and warrants	70	—	—	70
Total	$70	$222	$—	$292

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market value, the underlying securities market volatility, the term of the warrants, exercise price, and risk free return rate. As of June 30, 2013 and December 31, 2012, the fair value of the warrants were $196 and $160, respectively, and are included in common stock and warrants (level 2) above.

Common stock may be received as compensation for investment banking services. These securities are restricted and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. Restricted common stock is classified as Level 2 securities.

3. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule. At June 30, 2013, Securities America had regulatory net capital of $11,073, which was $10,823 in excess of its required net capital of $250. At June 30, 2013, Ladenburg had regulatory net capital of $10,388, which was $10,138 in excess of its required net capital of $250.

Triad and Investacorp have elected to compute net capital using the traditional method under the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and a ratio of aggregate indebtedness to

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

net capital, that shall not exceed 15 to 1. At June 30, 2013, Triad had net capital of $3,779, which was $2,938 in excess of its required net capital of $841. Triad’s net capital ratio was 3.3 to 1. At June 30, 2013, Investacorp had net capital of $4,584, which was $4,250 in excess of its required net capital of $334. Investacorp’s net capital ratio was 1.1 to 1.

Securities America, Triad, Investacorp and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At June 30, 2013, Premier Trust had stockholders’ equity of $1,540, including at least $250 in cash.

4. Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company's current tax year ends on December 31st. Income tax expense was $616 and $44 for the three months ended June 30, 2013 and 2012, respectively. Income tax expense includes the tax effect of goodwill, which is amortized for income tax purposes, of $235 and $188 for the three months ended June 30, 2013 and 2012, respectively. The remainder of the tax provision principally represents state and local income taxes for the 2013 and 2012 periods presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

Income tax expense was $1,139 and $652 for the six months ended June 30, 2013 and 2012, respectively. Income tax expense includes the tax effect of goodwill, which is amortized for income tax purposes, of $587 and $482 for the six months ended June 30, 2013 and 2012, respectively. The remainder of the tax provision principally represents state and local income taxes for the 2013 and 2012 periods presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

The effective tax rate differs from the statutory income tax rate for the 2013 periods primarily due to a tax provision related to amortization of goodwill for tax purposes and the increase in the valuation allowance against the net deferred tax asset. The effective tax rate differs from the statutory income tax rate for the 2012 periods primarily as a result of the change in fair value of contingent consideration not subject to income tax and the increase in the valuation allowance against the net deferred tax asset (without regard to deferred tax liabilities related to indefinite-lived intangibles) attributable to the pre-tax loss as adjusted for permanent differences.

The Internal Revenue Service is conducting an audit of the Company's consolidated federal income tax return for the year ended September 30, 2011.

5.	Notes Payable

Notes payable consisted of the following:

	June 30, 2013	December 31, 2012
Note payable under revolving credit agreement with principal shareholder	$—	$25,500
Notes payable to clearing firm under forgivable loans	18,214	18,214
Note payable to a subsidiary of Premier Trust’s former shareholder	569	685
Notes payable to finance Securities America acquisition, net of $2,686 and $7,120 of unamortized discount in 2013 and 2012, respectively	67,664	153,580
Total	$86,447	$197,979

The Company estimates that the fair value of notes payable was $88,356 at June 30, 2013 and $187,385 at December 31, 2012 based on then current interest rates at which similar amounts of debt could currently be borrowed (Level 2 inputs). As of June 30, 2013, the Company was in compliance with all debt covenants in its debt agreements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

The lenders for the notes to finance the Securities America acquisition included Frost Nevada Investments Trust ("Frost-Nevada"), an affiliate of the Company's Chairman of the Board and principal shareholder, Vector Group, Ltd. ("Vector Group"), a principal shareholder of the Company, and the Company's President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and the Company's President and Chief Executive Officer were $135,000, $15,000 and $200, respectively. A special committee of the Company's Board of Directors was formed to review and consider the terms of the November 2011 financing, and, upon such review and consideration, which included the advice of the Committee's independent financial advisor, the committee determined that the financing was fair from a financial point of view to the Company and its unaffiliated shareholders.

The Company used the net proceeds from the sale of Series A Preferred Stock in May and June 2013 (see Note 8) to prepay $90,350 principal amount of the $160,700 aggregate principal amount of its 11% notes due 2016, which were used to finance its 2011 acquisition of Securities America, and to repay the outstanding borrowings (approximately $39,300) under its revolving credit agreement with an affiliate of its principal shareholder and the chairman of its board of directors, Phillip Frost, M.D. As a result of such repayment, $40,000 became available for borrowing under such revolving credit agreement. In connection with the prepayment, the Company recorded a loss on extinguishment of debt of $3,754, which included previously issued discounts and debt issue costs.

6. Commitments and Contingencies

Litigation and Regulatory Matters

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

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. The complaint alleges that the defendants, including Ladenburg, are liable for violations of federal securities laws. On June 20, 2013, the plaintiff filed its second amended complaint. The defendants' motion to dismiss is currently pending. The Company believes that the claims are without merit and intends to vigorously defend against them.

In December 2012, a purported class action suit was filed in the Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent for a 2010 offering of WEMU securities. The complaint alleges that the defendants, including Ladenburg, are liable for violations of state securities laws relating to purported failure to disclose certain agreements; the amount of damages sought is unspecified. On April 26, 2013, Ladenburg filed a demurrer, which is pending. On July 5, 2013, WEMU filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in federal bankruptcy court in Colorado. On July 9, 2013, Ladenburg removed the purported class action suit to the U.S. District Court for the Northern District of California. The Company believes the claims are without merit and intends to vigorously defend against them.

In August 2012, a former client of Triad filed an arbitration claim concerning the suitability of five investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges; the claimant seeks compensatory damages equal to the purported total investment loss of approximately $3,900, and other damages. The Company believes the claims are without merit and intends to vigorously defend against them.

In June 2012, two former Securities America clients filed an arbitration claim asserting lack of suitability in connection with their investments in two real estate investment trusts. The claimants seek $800 in damages. The Company believes the claims are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

In July 2012, eight former Securities America clients filed an arbitration claim asserting lack of suitability, misrepresentation, failure to disclose, breach of fiduciary duty and negligent supervision, in connection with their investments in several real estate investment trusts. The claimants seek $3,800 in damages. The Company believes the claims are without merit and intends to vigorously defend against them.

During the fourth quarter of 2009, one of the Company's broker-dealer subsidiaries had a short-term net-capital deficiency, discovered during a routine regulatory review, which was not disclosed properly on a monthly FOCUS report.  Following investigation of the matter, the Company implemented corrective actions with respect to the net capital issue, as well as other issues that arose during the course of the investigation. These corrective actions included reporting the deficiency to governmental and self-regulatory organizations, filing amended FOCUS reports for historical periods, implementing new procedures to monitor net capital compliance, and terminating the employees who had primary responsibility for monitoring and reporting its net capital.  Moreover, FINRA is reviewing the adequacy of the subsidiary's supervisory system and written supervisory procedures for subsequent periods, especially as they concern correspondence review, internal inspections, consolidated report disclosures, supervisory controls and protection of consumer personal and financial information. The subsidiary is currently in discussions with FINRA about whether and to what extent FINRA may seek to discipline the subsidiary and any of its current employees concerning this matter.  Such disciplinary actions could include fines, a suspension of such subsidiary's operations and/or rescission of revenues relating to the period of non-compliance, any of which could have a material adverse effect on the subsidiary's results of operations and financial condition.

In July 2009, the SEC instituted actions against two issuers of private placement interests (Medical Capital Holding, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by Securities America. This resulted in several lawsuits, regulatory inquiries, state administrative complaints and a significant number of FINRA arbitrations against Securities America and affiliated parties. These actions and arbitrations generally allege violations of state and/or federal securities laws in connection with Securities America's sales of these private placement interests. Substantially all of these actions were settled prior to the Company's acquisition of Securities America. One customer claim regarding these matters is currently pending. Ameriprise Financial, Inc., the former owner of Securities America, has agreed to indemnify the Company for any loss related to all pending and future actions involving the sale of these interests.

On May 22, 2013, the Massachusetts Securities Division issued a consent order with Securities America relating to its investigation into sales of certain non-traded REIT securities to Securities America clients, specifically the 13 transactions with Massachusetts residents since 2005, which aggregated $915 in sales, that exceeded concentration thresholds proscribed in Massachusetts securities laws.  Pursuant to the consent order, Securities America agreed to offer rescission to the 13 clients and to other Massachusetts clients whose purchases of other non-traded REIT securities were allegedly in violation of Massachusetts securities laws, paid a $150 fine and agreed to certain other relief.  The Company is unable to determine the scope of potential liability that Securities America will incur as a result of the offers of rescission.

In connection with a 2010 examination of a Securities America branch office, FINRA has been reviewing supervisory procedures surrounding use of certain consolidated reports at Securities America. Since July 2013, Securities America has been in discussions with FINRA about whether and to what extent FINRA may seek to discipline it concerning this matter, and believes that it has various meritorious defenses. The Company is unable to determine the scope of potential liability at this time.

In June 2013, a former client of Securities America filed an arbitration claim concerning the suitability of investments in three tenant-in-common interests purchased through Section 1031 tax-deferred exchanges; the claimant seeks compensatory damages equal to the purported total investment loss of approximately $2,164, and other damages. The Company believes the claims are without merit and intends to vigorously defend against them.

In June 2013, four former clients of Securities America filed an arbitration claim concerning the suitability of investments in an alternative investment; the claimants seek compensatory damages equal to the purported total investment loss of approximately $1,000, and other damages. The Company believes the claims are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

In June 2013, two former clients of Triad filed arbitration claims concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges; the claimants seek compensatory damages equal to the purported total investment loss of approximately $1,100 and $796, respectively, and other damages. The Company believes the claims are without merit and intends to vigorously defend against them.

In the ordinary course of business, in addition to the above disclosed matters, the Company's subsidiaries are defendants in litigation and arbitration proceedings and may be subject to unasserted claims or arbitrations primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company includes an estimate of such amount in accounts payable and accrued liabilities, adjusted for any expected insurance recovery.

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $282 at June 30, 2013 and $27 at December 31, 2012 for certain pending matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Securities America, Triad, Investacorp and Ladenburg securities transactions are provided by two clearing brokers, which are large financial institutions. At June 30, 2013, amounts due from these clearing brokers were $31,442, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of June 30, 2013, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

8. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares. Since inception through June 30, 2013, 3,452,896 shares of common stock have been

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

repurchased for $5,398 under the program, including 366,533 shares for $588 and 470,929 shares for $745 repurchased in the three and six months ended June 30, 2013, respectively.

Stock Compensation Plans

Options granted during the six months ended June 30, 2013 were as follows:

Grant Date		Expire Date	Shares	Exercise Price	Fair Value(1)
January 28, 2013	(2)(3)	January 28, 2023	25,000	$1.40	$23
January 28, 2013	(2)	January 28, 2023	2,235,000	$1.40	$1,585
February 20, 2013	(2)	February 20, 2023	10,000	$1.40	$7
May 2, 2013	(2)	May 2, 2023	25,000	$1.43	$21
May 9, 2013	(4)	May 9, 2023	450,000	$1.46	$376

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

(4)	Options vest on the one year anniversary of the respective grant dates.

Options to purchase 291,401 shares of common stock were forfeited during the six months ended June 30, 2013.

As of June 30, 2013, there was $11,105 of unrecognized compensation cost for stock-based compensation, of which $1,724 related to the 2013 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.4 years for all grants and approximately 3 years for the 2013 grants.

Options were exercised to purchase 4,500 shares of the Company’s common stock during the six months ended June 30, 2013, for which the intrinsic value on date of exercise was $4.

Warrants

Warrants were exercised to purchase 260,000 shares of the Company's common stock during the six months ended June 30, 2013, for which the intrinsic value on date of exercise was $169.

Capital Stock

On May 9, 2013, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of preferred stock authorized from 2,000,000 to 25,000,000 and to increase the number of shares of common stock authorized from 400,000,000 to 600,000,000.

On May 21, 2013, the Company filed Articles of Amendment with the Department of State of the State of Florida to designate 5,290,000 shares of the Company's authorized preferred stock, par value $0.0001 per share, as shares of Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth therein (the “Articles of Amendment”). The Articles of Amendment became effective on May 24, 2013. In addition, on June 24, 2013, the Company filed a further amendment to designate an additional 3,000,000 preferred shares as Series A Preferred Stock.
The Articles of Amendment provide that the Company will pay monthly cumulative dividends on the Series A Preferred Stock, in arrears, on the 28th day of each month (provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day without adjustment in the amount of the dividend) from, and including, the date of original issuance of the Series A Preferred Stock at 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). The Articles of Amendment further provide that dividends will be payable to holders of record as they appear in the stock records of the Company for the Series A Preferred Stock at the close of business on the

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

applicable record date, which shall be the 15th day of each month, whether or not a business day, in which the applicable dividend payment date falls.
The Series A Preferred Stock will not be redeemable before May 24, 2018, except upon the occurrence of a Change of Control (as defined in the Articles of Amendment). On or after May 24, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. Also, upon the occurrence of a Change of Control, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into the Company's common stock in connection with a Change of Control by the holders of Series A Preferred Stock.

Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company's election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date (as defined in the Articles of Amendment)) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of shares of the Company's common stock per share of Series A Preferred Stock determined by formula, in each case, on the terms and subject to the conditions described in the Articles of Amendment, including provisions for the receipt, under specified circumstances, of alternative consideration as described in the Articles of Amendment.
Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights.
In the second quarter of 2013, the Company issued a total of 5,361,813 shares of Series A Preferred Stock which after offering expenses, provided $128,069 of additional paid-in capital.
On May 24, 2013, the Company completed a public offering of 4,600,000 shares of Series A Preferred Stock.  On May 31, 2013 the Company completed the offering of an additional 690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. The exercise of the option, which resulted in additional gross proceeds of $17,250, brought the total gross proceeds from the offering to $132,250, before deducting the aggregate underwriting discount paid to unaffiliated underwriters and offering expenses of $5,942, including $2,603 of brokerage commissions earned by employees of Ladenburg, which served as an underwriter in the offering.
On June 24, 2013, the Company entered into an Equity Distribution Agreement under which it may sell up to an aggregate of 3,000,000 shares of its Series A Preferred Stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933. During the three months ended June 30, 2013, the Company sold 71,813 shares of Series A Preferred Stock pursuant to the "at the market" offering, with total gross proceeds of $1,797 before deducting the aggregate underwriting discount paid to unaffiliated underwriters and offering expenses of $36. Subsequently through the date of this report, the Company sold an additional 375,218 shares of Series A Preferred Stock with total gross proceeds of $9,355 before deducting the aggregate underwriting discount paid to unaffiliated underwriters and offering expenses of $187.
Dividends of $1,028 were paid during the quarter ended June 30, 2013 on the Series A Preferred Stock based on a monthly dividend of approximately $0.17 per share from the date of issuance of the preferred shares.

9. Per Share Data

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Basic net loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share. The computations of basic and diluted per share data were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(5,536)	$(4,983)	$(5,413)	$(7,962)
Loss attributable to noncontrolling interest	(13)	—	(26)	—
Net loss attributable to the Company	$(5,523)	$(4,983)	$(5,387)	$(7,962)
Dividends declared on preferred stock	(1,028)	—	(1,028)	—
Net loss available to common shareholders	$(6,551)	$(4,983)	$(6,415)	$(7,962)

Basic weighted-average shares	183,488,108	183,551,171	183,473,696	183,685,654
Effect of dilutive securities:
Common stock options	—	—	—	—
Warrants to purchase common stock	—	—	—	—
Dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding and dilutive potential common shares	183,488,108	183,551,171	183,473,696	183,685,654
Net loss per share available to common shareholders:
Basic and diluted	$(0.04)	$(0.03)	$(0.03)	$(0.04)

For the periods ended June 30, 2013 and 2012, options and warrants to purchase 57,026,614 and 54,533,400 common shares, respectively, and 192,500 restricted shares in the 2012 period were not included in the computation of diluted loss per share as the effect would be anti-dilutive.

10. Noncontrolling Interest

During the quarter ended March 31, 2013, Arbor Point Advisors, LLC (“APA”), a newly-formed registered investment advisor, began operations.  Investment advisory services of APA are provided through appropriately licensed and qualified individuals who are investment advisor representatives of APA.  Securities America holds an 80% interest in APA and another entity owns a 20% interest. As Securities America is the controlling managing member, the financial statements of APA are included in the Company's consolidated financial statements and amounts attributable to the 20% investor are recorded as a noncontrolling interest.

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans and change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, gains or losses on sales of assets and non-cash compensation expense, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis.  The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

performance, such as amortization of retention loans for the Securities America acquisition, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Segment information for the three months ended June 30, 2013 and 2012 was as follows:

	Independent Brokerage and Advisory Services		Ladenburg		Corporate		Total
2013
Revenues	$181,780	(1)	$17,165	(1)	$(5,076)	(2)	$193,869
Pre-tax (loss) income	(1,242)		2,886		(6,564)	(3)(4)	(4,920)
EBITDA, as adjusted(2)	12,446		3,323	(4)	(4,862)	(4)	10,907
Identifiable assets	312,075		37,405		7,133		356,613
Depreciation and amortization	3,646		206		18		3,870
Interest	3,969		65		842		4,876
Capital expenditures	1,655		470		—		2,125
Non-cash compensation	590		167		622		1,379

2012
Revenues	$149,988		$13,322		$75		$163,385
Pre-tax (loss) income	(1,951)		365		(3,353)	(2)	(4,939)
EBITDA, as adjusted(2)	8,371		860		(1,586)		7,645
Identifiable assets	313,912		24,346		2,087		340,345
Depreciation and amortization	3,847		206		17		4,070
Interest	4,943		68		1,181		6,192
Capital expenditures	2,087		—		7		2,094
Non-cash compensation	438		220		569		1,227

Segment information for the six months ended June 30, 2013 and 2012 was as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Independent Brokerage and Advisory Services		Ladenburg		Corporate		Total
2013
Revenues	$351,617	(1)	$34,565	(1)	$(5,008)	(2)	$381,174
Pre-tax (loss) income	(13)		6,766		(11,027)	(3)(4)	(4,274)
EBITDA, as adjusted(5)	24,742		7,568	(4)	(7,443)	(4)	24,867
Identifiable assets	312,075		37,405		7,133		356,613
Depreciation and amortization	7,330		412		35		7,777
Interest	8,925		68		2,119		11,112
Capital expenditures	2,485		552		—		3,037
Non-cash compensation	1,258		323		1,211		2,792

2012
Revenues	$293,792		$24,198		$110		$318,100
Pre-tax (loss) income	(514)		57		(6,853)	(2)	(7,310)
EBITDA, as adjusted(5)	14,835		1,149		(3,030)		12,954
Identifiable assets	313,912		24,346		2,087		340,345
Depreciation and amortization	7,670		429		34		8,133
Interest	8,910		72		3,270		12,252
Capital expenditures	2,777		11		7		2,795
Non-cash compensation	966		492		1,133		2,591

(1)
Includes brokerage commissions of $4,240 and $908 in the Ladenburg and Independent brokerage and advisory services segments, respectively, related to the sale of the Company's Series A Preferred Stock (eliminated in consolidation).

(2)	Includes the elimination of $5,148 of revenue referred to in (1).

(3)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(4)	Includes the elimination of $2,545, consisting of $5,148 of revenue net of employee brokerage commission expenses of $2,603 related to sale of the Company's Series A Preferred Stock.

(5)	The following table reconciles EBITDA, as adjusted, to pre-tax loss for the three and six months ended June 30, 2013 and 2012:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Three months ended June 30		Six months ended June 30,
EBITDA, as adjusted	2013	2012	2013	2012
Independent Brokerage and Advisory Services	$12,446	$8,371	$24,742	$14,835
Ladenburg	3,323	860	7,568	1,149
Corporate	(4,862)	(1,586)	(7,443)	(3,030)
Total segments	10,907	7,645	24,867	12,954

Adjustments:
Interest income	50	49	90	93
Change in fair value of contingent consideration	(144)	647	(121)	6,202
Loss on extinguishment of debt	(3,754)	—	(3,754)	—
Interest expense	(4,876)	(6,192)	(11,112)	(12,252)
Depreciation and amortization	(3,870)	(4,070)	(7,777)	(8,133)
Non-cash compensation expense	(1,379)	(1,227)	(2,792)	(2,591)
Amortization of retention loans	(1,841)	(1,791)	(3,649)	(3,583)
Loss attributable to noncontrolling interest	(13)	—	(26)	—
Pre-tax loss	$(4,920)	$(4,939)	$(4,274)	$(7,310)

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

Recent Developments

On May 24, 2013, we completed a public offering of 4,600,000 shares of our 8.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), which has a liquidation preference of $25.00 per share.  On May 31, 2013 we completed the offering of an additional 690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. The exercise of the option provided additional gross proceeds of $17,250 and brought the total gross proceeds from the offering to $132,250, before deducting the underwriting discount and estimated offering expenses of $5,942.

On June 24, 2013, we entered into an Equity Distribution Agreement under which we may sell up to an aggregate of 3,000,000 shares of our Series A Preferred Stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. During the three months ended June 30, 2013, we sold 71,813 shares of Series A Preferred Stock for total net proceeds of $1,761.
As of June 30, 2013, we used the net proceeds from the offering of Series A Preferred Stock to prepay $90,350 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America, and to repay the outstanding borrowings (approximately $39,300) under our revolving credit agreement with an affiliate of our principal shareholder and the chairman of our board of directors, Phillip Frost, M.D. In connection with the prepayment of the 11% notes, we recognized a loss on extinguishment of debt expense of $3,754 for the three and six months ended June 30, 2013.
Subsequent to June 30, 2013 and through the date of this report, we sold an additional 375,218 shares of Series A Preferred Stock, which provided net proceeds of $9,168.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total revenues	$193,869	$163,385	$381,174	$318,100
Total expenses	198,645	168,971	385,327	331,612
Pre-tax loss (1)	(4,920)	(4,939)	(4,274)	(7,310)
Net loss attributable to the Company	(5,523)	(4,983)	(5,387)	(7,962)

Reconciliation of EBITDA, as adjusted, to net loss attributable to the Company:

EBITDA, as adjusted	$10,907	$7,645	$24,867	$12,954
Add:
Interest income	50	49	90	93
Change in fair value of contingent consideration	(144)	647	(121)	6,202
Less:
Loss on extinguishment of debt	(3,754)	—	(3,754)	—
Interest expense	(4,876)	(6,192)	(11,112)	(12,252)
Income tax expense	(616)	(44)	(1,139)	(652)
Depreciation and amortization	(3,870)	(4,070)	(7,777)	(8,133)
Non-cash compensation	(1,379)	(1,227)	(2,792)	(2,591)
Amortization of retention loans	(1,841)	(1,791)	(3,649)	(3,583)
Net loss attributable to the Company	$(5,523)	$(4,983)	$(5,387)	$(7,962)
____________

(1) Includes the elimination of $2,545 consisting of $5,148 of revenue, net of employee brokerage commission expenses of $2,603 related to sale of our Series A Preferred Stock.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans and change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, gains or losses on sales of assets and non-cash compensation expense, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention loans for the Securities America acquisition, or do not involve a cash outlay, such as stock-related compensation. The presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Second quarter 2013 EBITDA, as adjusted, was $10,907, an increase of $3,262 (43%) from second quarter 2012 EBITDA, as adjusted, of $7,645, primarily because of increased revenue in the 2013 period.

EBITDA, as adjusted, was $24,867 for the six months ended June 30, 2013, an increase of $11,913 (92%) from EBITDA, as adjusted, of $12,954 for the prior year period, primarily because of increased revenue in the 2013 period.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Independent Brokerage and Advisory Services	$181,780	$149,988	$351,617	$293,792
Ladenburg	17,165	13,322	34,565	24,198
Corporate	(5,076)	75	(5,008)	110
Total revenues	$193,869	$163,385	$381,174	$318,100

Pre-tax loss(1):
Independent Brokerage and Advisory Services	$(1,242)	$(1,951)	$(13)	$(514)
Ladenburg	2,886	365	6,766	57
Corporate(2)	(6,564)	(3,353)	(11,027)	(6,853)
Total pre-tax loss	$(4,920)	$(4,939)	$(4,274)	$(7,310)
_____________

(1) Includes the elimination of $2,545 consisting of $5,148 of revenue, net of employee brokerage commission expenses of $2,603 related to the sale of our Series A Preferred stock.

(2) Includes interest on revolving credit agreement and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended June 30, 2013 versus three months ended June 30, 2012

For the quarter ended June 30, 2013, we had a net loss attributable to our company of $5,523 as compared to a net loss attributable to our company of $4,983 for the quarter ended June 30, 2012. Net loss attributable to our company was impacted by an 18% increase in expenses, including a loss on extinguishment of debt of $3,754, which was offset partially by a 19% increase in revenues. In addition there was a $791 increase in change in contingent consideration and a $572 increase in income tax expense.

Our total revenues for the three months ended June 30, 2013 increased $30,484 (19%) from the 2012 period. Second quarter 2013 revenues included increases in commissions of $15,309, advisory fees of $10,654, service fees and other income of $5,129, principal transactions of $830 and interest and dividends of $529, partially offset by a decrease in investment banking revenue of $1,967. Revenues increased in both of our operating segments. Our independent brokerage and advisory services segment revenues increased $31,792 (21%) from the 2012 period, primarily due to improved market conditions, advisor recruitment and increased advisory assets under management. Our Ladenburg segment revenues increased $3,843 (29%) from the 2012 period primarily due to our Series A Preferred Stock offering in which Ladenburg served as an underwriter. However, our Corporate segment revenues decreased $5,151 as a result of eliminating $5,148 of revenue related to this offering.

Our total expenses for the three months ended June 30, 2013 increased by $29,674 (18%) as compared to the 2012 period, primarily as a result of increases in commissions and fees expense of $22,889, loss on extinguishment of debt of $3,754, other expenses of $3,302, compensation and benefits expense of $880, professional services expense of $128, and brokerage, communication and clearance fees of $170, which were partially offset by decreases in interest expense of $1,316, rent and occupancy expense, net of sublease revenue of $135, and depreciation and amortization expense of $200.

The $15,309 (18%) increase in commissions revenue for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to our independent brokerage and advisory services segment, which experienced an increase of $14,966 (19%). Three product lines constituted 87% of the total increase in commissions revenue: alternative investments increased $7,267, mutual funds increased $3,015 and variable annuities increased $2,804 in the 2013 period as compared to the 2012 period. Ladenburg segment commissions revenue increased $343 (9%) in the second quarter of 2013 as compared to the second quarter of 2012.

The $10,654 (19%) increase in advisory fee revenue for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to increases in advisory fee revenue in our independent brokerage and advisory services segment of $10,399 (19%). Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the three months ended June 30, 2013, we experienced an increase in net new advisory assets resulting from strong new business development, improved market conditions and the continued shift by our existing advisors toward more advisory business. Assuming continued favorable market conditions, we expect asset management revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors to the advisory business.

The $1,967 (20%) decrease in investment banking revenue for the 2013 period as compared to the 2012 period was primarily due to a decrease in capital raising activities. Capital raising revenue decreased $2,243, and strategic advisory services revenue increased $275 in the 2013 period as compared to the 2012 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $7,650 for the 2013 period, as compared to $9,893 for the 2012 period. Strategic advisory services revenue was $462 in the second quarter of 2013 as compared to $186 in the 2012 period.

The $830 (207%) increase in principal transactions revenue for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to our Ladenburg segment, which had an increase of $824 (204%), due to an increase in the value of the firm's investments of $329 and fixed income trading of $484. Ladenburg established a fixed income trading desk in November 2012 to serve our financial advisors and their customers.

The $529 (45%) increase in interest and dividends revenue for the three months ended June 30, 2013 as compared to the 2012 period was primarily due to the impact of more favorable rates on cash spread revenue earned on client cash balances, a 28% increase in client cash balances in the 2013 period and increases in the effective Fed Funds rate. Any continued increases in interest and dividends revenue are dependent upon changes in prevailing interest rates and asset levels.

The $5,129 (43%) increase in service fees and other income for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to increases at our independent brokerage and advisory services segment in sponsor revenues of $1,497, miscellaneous trading services revenue of $1,455, trading-related fees of $1,032 and conference revenue of $531.

The $22,889 (19%) increase in commissions and fees expense for the three months ended June 30, 2013 as compared to the 2012 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenues produced.

The $880 (4%) increase in compensation and benefits expense for the three months ended June 30, 2013 as compared to the 2012 period, was primarily due to an increase of $729 in compensation expense in the independent brokerage and advisory services segment, which was directly related to the increase in revenues.

The $152 (12%) increase in non-cash compensation expense for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to an increase of $163 from stock option grants made in 2013, partially offset by unvested stock option grants at June 30, 2012, which vested before April 1, 2013.

The $170 (7%) increase in brokerage, communication and clearance fees expense for the three months ended June 30, 2013 as compared to the 2012 period was primarily due to an increase of $235 in our independent brokerage and advisory services, which was primarily the attributable to an increase in clearing charges resulting from the increase in commission transactions.

The $135 (8%) decrease in rent and occupancy, net of sublease revenue for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to a decrease of $92 in our independent brokerage and advisory services segment due to the closing of four Securities America locations.

The $128 (7%) increase in professional services expense for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to a $73 increase in professional services expense in our independent brokerage and advisory services segment.

The $1,316 (21%) decrease in interest expense for the three months ended June 30, 2013 as compared to the 2012 period resulted from decreased average debt balances and decreased average interest rates. An average debt balance of approximately $179,059 was outstanding for the second quarter of 2013, as compared to an average debt balance outstanding of approximately $211,380 for the 2012 period. The average interest rate was 10.5% for the three months ended June 30, 2013 as compared to 10.7% for the 2012 period. The 2013 average loan balance declined as a result of the prepayment of $116,310 of debt in the 2013 period with a portion of the proceeds from our offerings of Series A Preferred Stock, which will significantly reduce interest expense in future periods.

The $200 (5%) decrease in depreciation and amortization expense for the three months ended June 30, 2013 as compared to the 2012 period was primarily due to a $202 decrease in depreciation and amortization in our independent brokerage and advisory services segment. Depreciable assets added in 2007 for Securities America's data center were fully depreciated and not present in the 2013 period. Also, other depreciable assets were written-off as a result of the consolidation of certain investment advisory subsidiaries of Securities America.

The $3,302 (41%) increase in other expense for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to increases at our independent brokerage and advisory services segment due to increased deferred compensation plan expense of $556, increased insurance expense of $590, increased conference expense of $574, increased travel, meals and entertainment of $372, increased forgivable loan expense of $176 and increased other office expenses of $681, partially offset by decreased bad debt, errors and settlement expense of $160.

We had income tax expense of $616 for the three months ended June 30, 2013 as compared to income tax expense of $44 in 2012. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2013 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for the 2013 period did not bear a customary relationship to effective tax rates, primarily as a result of a tax provision related to amortization of goodwill for tax purposes and the change in the valuation allowance against the net deferred tax asset.

Six months ended June 30, 2013 versus six months ended June 30, 2012

Our net loss attributable to our company for the six months ended June 30, 2013 was $5,387 as compared to a net loss attributable to our company of $7,962 for the six months ended June 30, 2012. This change was primarily due to a 16% increase in expenses, including a loss on extinguishment of debt of $3,754, and a 75% increase in income tax expense, which was offset partially by a 20% increase in revenues.

Our total revenues for the six months ended June 30, 2013 increased $63,074 (20%) from the 2012 period. 2013 revenues included increases in commissions of $28,706, advisory fees of $18,553, investment banking revenue of $4,480, service fees and other income of $8,422, principal transactions of $1,651 and interest and dividends of $1,262. Revenues increased in both of our operating segments. Our independent brokerage and advisory services segment revenues increased $57,826 (20%) from the 2012 period, primarily due to improved market conditions, advisor recruitment and increased advisory assets under management. Our Ladenburg segment revenues increased

$10,366 (43%) from the 2012 period primarily due to increased activity in our capital markets business and our Series A Preferred Stock offering in which Ladenburg served as an underwriter. However, our Corporate segment revenues decreased $5,118 as a result of eliminating $5,148 of revenue related to this offering.

Our total expenses for the six months ended June 30, 2013 increased by $53,715 (16%) as compared to the 2012 period, primarily as a result of increases in commissions and fees expense of $43,269, compensation and benefits expense of $4,875, loss on extinguishment of debt expense of $3,754, other expenses of $2,555, professional services expense of $487 and brokerage, communication and clearance fees of $316, which were partially offset by decreases in interest expense of $1,140, rent and occupancy expense, net of sublease revenue of $312 and depreciation and amortization of $356.

The $28,706 (18%) increase in commissions revenue for the six months ended June 30, 2013 as compared to the 2012 period was primarily attributable to our independent brokerage and advisory services segment, which has an increase of $27,920 (18%). Three product lines constituted 91% of the total increase in commissions revenue: alternative investments increased $14,365 mutual funds increased $5,723 and variable annuities increased $5,181 in the 2013 period as compared to the 2012 period. Ladenburg segment commissions revenue increased $786 (10%) during the 2013 period as compared to the 2012 period.

The $18,553 (16%) increase in advisory fees revenue for the six months ended June 30, 2013 as compared to the 2012 period was primarily attributable to increases in advisory fee revenue in our independent brokerage and advisory services segment of $18,057 (16%). Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the six months ended June 30, 2013, we experienced an increase in net new advisory assets resulting from strong new business development, improved market conditions and the continued shift by our existing advisors toward more advisory business. Assuming continued favorable market conditions, we expect asset management revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors to the advisory business.

The $4,480 (27%) increase in investment banking revenue for the 2013 period as compared to the 2012 period was primarily due to an increase in capital raising activities. Capital raising revenue increased $4,079, resulting primarily from an increase in offerings of yield-oriented equities, and strategic advisory services revenue increased $401 in the 2013 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $20,252 for the 2013 period, as compared to $16,173 for the 2012 period. Strategic advisory services revenue was $929 for the 2013 period as compared to $528 for the 2012 period.

The $1,651 (206%) increase in principal transactions for the six months ended June 30, 2013 as compared to the 2012 period was primarily attributable to our Ladenburg segment, which had an increase of $1,619 (206%), due to increases in the value of the firm's investments of $719 and fixed income trading of $913. Ladenburg established a fixed income trading desk in November 2012 to serve our financial advisors and their customers.

The $1,262 (62%) increase in interest and dividends revenue for the six months ended June 30, 2013 as compared to the 2012 period was primarily due to the impact of more favorable rates on cash spread revenue earned on client cash balances, a 28% increase in client cash balances in the 2013 period and increases in the effective Fed Funds rate. Any continued increases in interest and dividends revenue are dependent upon changes in prevailing interest rates and asset levels.

The $8,422 (35%) increase in service fees and other income for the six months ended June 30, 2013 as compared to the 2012 period was primarily attributable to increases at our independent brokerage and advisory services segment in sponsor revenues of $3,317, miscellaneous trading services revenue of $2,287, trading-related fees of $1,350 and conference revenue of $856. Also, we received $553 in settlement of a claim at Securities America during the 2013 period.

The $43,269 (18%) increase in commissions and fees expense for the six months ended June 30, 2013 as compared to the 2012 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense is composed of compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

The $4,875 (12%) increase in compensation and benefits expense for the six months ended June 30, 2013 as compared to the 2012 period, was primarily due to an increase of $2,929 in compensation expense across all segments,which was directly related to the increase in revenue, an increase of $558 in the independent brokerage and advisory services segment's employee benefits expense primarily due to higher insurance claims paid by Securities America, which has a self-insurance program for its employee medical benefits, an increase of $659 in salary expense across all segments, resulting from the addition of fixed income traders, research analysts and support staff, and an increase of $616 in Ladenburg and other producers' compensation which is directly correlated to the increase in revenues.

The $201 (8%) increase in non-cash compensation expense for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to an increase of $262 from stock option grants made in 2013.

The $316 (6%) increase in brokerage, communication and clearance fees expense for the six months ended June 30, 2013 as compared to the 2012 period was primarily due to an increase of $358 in our Ladenburg segment resulting from an increase of $177 in clearing charges of which $167 is due to an adjustment related to a rebate from our clearing broker which reduced clearing charges in the first quarter of 2012. Also, Ladenburg experienced increases in telephone and news and quote services expense of $148 in the 2013 period due to the addition of institutional salespersons and a fixed income trading desk.

The $312 (10%) decrease in rent and occupancy, net of sublease revenue for the six months ended June 30, 2013 as compared to the 2012 period was primarily attributable to a decrease of $273 in our independent brokerage and advisory services segment due to the closing of four Securities America locations.

The $487 (13%) increase in professional services expense for the six months ended June 30, 2013 as compared to the 2012 period was primarily attributable to a $373 increase in professional services expense in our independent brokerage and advisory services segment. During the 2012 period, most of Securities America's legal expense was covered by indemnification from its former parent company, which contributed to the increase in the 2013 period.

The $1,140 (9%) decrease in interest expense for the six months ended June 30, 2013 as compared to the 2012 period resulted from decreased average debt balances and decreased average interest rates. An average debt balance of approximately $192,922 was outstanding for the 2013 period, as compared to an average debt balance outstanding of approximately $209,488 for the 2012 period. The average interest rate was 10.6% for the first half of 2013 as compared to 10.7% for the 2012 period. The 2013 average loan balance declined as a result of the prepayment of $116,310 of debt in the 2013 period with a portion of the proceeds from our offerings of Series A Preferred Stock, which will significantly reduce interest expense in future periods.

The $356 (4%) decrease in depreciation and amortization expense for the six months ended June 30, 2013 as compared to the 2012 period was primarily due to a $342 decrease in depreciation and amortization in our independent brokerage and advisory services segment. Depreciable assets added in 2007 for Securities America's data center were fully depreciated and not present in the 2013 period. Also, other depreciable assets were written-off as a result of the consolidation of certain investment advisory subsidiaries of Securities America.

The $2,555 (14%) increase in other expense for the three months ended June 30, 2013 as compared to the 2012 period was primarily attributable to increases at our independent brokerage and advisory services segment due to increased deferred compensation plan expense of $69, increased insurance expense of $418, increased conference expense of $580, increased travel, meals and entertainment of $286 and increased other office expenses of $1,158, partially offset by decreased bad debt, errors and settlement expense of $392.

We had income tax expense of $1,139 for the six months ended June 30, 2013 as compared to income tax expense of $652 in 2012. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2013 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for the 2013 period did not bear a customary relationship to effective tax rates, primarily as a result of a tax provision related to amortization of goodwill for tax purposes and the change in the valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources

Approximately 24% and 17% of our total assets at June 30, 2013 and December 31, 2012, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets is fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp and Ladenburg is subject to certain restrictions on the use of capital and their related liquidity. At June 30, 2013, Securities America’s regulatory net capital of $11,073, exceeded minimum net capital requirements of $250 by $10,823. At June 30, 2013, Triad’s regulatory net capital of $3,779 exceeded minimum net capital requirements of $840 by $2,938. At June 30, 2013, Investacorp’s regulatory net capital of $4,584, exceeded minimum net capital requirements of $334, by $4,250. At June 30, 2013, Ladenburg’s regulatory net capital of $10,388 exceeded minimum net capital requirements of $250, by $10,138. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At June 30, 2103, Premier Trust had stockholders’ equity of $1,540, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of equity or debt securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. On May 24, 2013, we completed a public offering of 4.6 million shares of our Series A Preferred Stock.  On May 31, 2013 we completed the offering of an additional 690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. The total gross proceeds from the offering were $132,250, before deducting the underwriting discount and offering expenses. We also commenced an at-the-market offering on June 28, 2013 pursuant to which we sold 71,813 shares of Series A Preferred Stock, which provided net proceeds of $1,761 during the quarter ended June 30, 2013.

As of June 30, 2013, we used the net proceeds from the offerings to prepay $90,350 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America, and to repay the outstanding borrowings (approximately $39,300) under our revolving credit agreement with an affiliate of our principal shareholder and the chairman of our board of directors, Phillip Frost, M.D. As a result of such repayment, $40,000 became available for borrowing under such revolving credit agreement.

Subsequent to June 30, 2013 and through the date of this report, we sold an additional 375,218 shares of Series A Preferred Stock, which provided net proceeds of $9,168.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At June 30, 2013, $0 was outstanding under the revolving credit agreement, a net decrease of $25,960 from December 31, 2012. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, sales of equity and debt securities, including possible sales under our at-the-market offering program, and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash provided by operating activities for the six months ended June 30, 2013 was $744, which primarily consisted of our net loss of $5,413 adjusted for non-cash expenses, decreases in other receivables, net and notes receivable from financial advisors, net and increases in securities sold, but not yet purchased, at fair value, accrued compensation and accounts payable and accrued liabilities commissions and fees payable, partially offset by increases in securities owned at fair value, receivables from clearing brokers, receivables from other broker-dealers and decreases in accrued interest. For the six months ended June 30, 2012, cash provided by operating activities was $1,036 primarily due to decreases in notes receivable, net and cash surrender of value of life insurance and increases in accrued compensation, accrued interest and commissions and fees payable partially offset by our net loss of $7,962 adjusted for non-cash expenses, increases in receivables from clearing brokers, receivables from other broker-dealers and decreases in deferred compensation liability and accounts payable and accrued liabilities.

Investing activities used $3,037 for the six months ended June 30, 2013, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs. For the six months ended June 30, 2012, investing activities used $2,795, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs.

Financing activities provided $10,759 for the six months ended June 30, 2013, primarily due to the issuance of the Series A Preferred Stock and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan and third party investment in a noncontrolling interest, partially offset by loan repayments of outstanding notes related to the Securities America acquisition, repayment of revolving credit agreement outstanding balance and common stock repurchases. For the six months ended June 30, 2012, financing activities provided $602, primarily due to $1,000 borrowed under our revolving credit facility and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At June 30 2013, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $28,674 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $9,310 through such date. Should any of the sub-tenants not pay their respective sublease payments or otherwise default under a sublease, our results of operations may be materially adversely affected.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly at 11% per year.  Interest is payable in cash; however, (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any lender, satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain lenders.  This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through June 30, 2013 have been paid in cash. Ten percent (10%) of the principal amount of the November 2011 loan, together with accrued and unpaid interest thereon, was due to mature on each of December 31, 2014 and December 31, 2015, and the balance of this loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

In the second quarter 2013, we prepaid $90,350 of the 11% notes with proceeds of the Series A Preferred Stock offerings. These prepayments included the installments of the notes that would have been due on December 31, 2014 and on December 31, 2015.

The lenders of the 11% notes included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and our president and chief executive officer and a director. The principal amounts initially loaned by Frost Nevada, Vector Group and our president and chief executive officer were $135,000 $15,000 and $200, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

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

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at June 30, 2013 was $569.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. As of June 30, 2013, 3,452,896 shares had been repurchased for $5,398 under the program, including 366,533 shares in the second quarter of 2013.

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

We maintain inventories of trading securities. At June 30, 2013, the fair market value of our inventories was $6,920 in long positions and $(4,619) in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2013 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements elsewhere in this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the second quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2013	157,384	$1.59	157,384	4,256,253
May 1 to May 31, 2013	—	—	—	4,256,253
June 1 to June 30, 2013	209,149	1.61	209,149	4,047,104
Total	366,533	$1.60	366,533

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of June 30, 2013, 3,452,892 shares have been repurchased for $5,397 under the program.

Item 6. EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment to Articles of Incorporation designating 3,000,000 additional shares of Ladenburg Thalmann Financial Services Inc.'s 8.00% Series A Cumulative Redeemable Preferred Stock, filed as exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 25, 2013, and incorporated by reference herein.

3.2
Articles of Amendment to Articles of Incorporation, dated May 21, 2013, relating to 8.00% Series A Cumulative Redeemable Preferred Stock, filed as exhibit 3.6 to our Form 8-A, filed with the SEC on May 24, 2013, and incorporated by reference herein.

3.3	Articles of Amendment to the Articles of Incorporation, as amended, filed as exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 15, 2013, and incorporated by reference herein.
4.1	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate, filed as exhibit 4.1 to our Form 8-A, filed with the SEC on May 24, 2013, and incorporated by reference herein
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	August 6, 2013	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Articles of Amendment to Articles of Incorporation designating 3,000,000 additional shares of Ladenburg Thalmann Financial Services Inc.'s 8.00% Series A Cumulative Redeemable Preferred Stock, filed as exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 25, 2013, and incorporated by reference herein.

3.2
Articles of Amendment to Articles of Incorporation, dated May 21, 2013, relating to 8.00% Series A Cumulative Redeemable Preferred Stock, filed as exhibit 3.6 to our Form 8-A, filed with the SEC on May 24, 2013, and incorporated by reference herein.

3.3	Articles of Amendment to the Articles of Incorporation, as amended, filed as exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 15, 2013, and incorporated by reference herein.
4.1	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate, filed as exhibit 4.1 to our Form 8-A, filed with the SEC on May 24, 2013, and incorporated by reference herein
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith