Form 10-Q
period 2013-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2013-11-06
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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
Yes  ___ No  X
As of November 1, 2013, there were 180,198,279 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS

Cash and cash equivalents	$50,874	$35,434
Securities owned, at fair value	3,834	2,078
Receivables from clearing brokers	30,883	16,973
Receivables from other broker-dealers	1,803	2,149
Notes receivable from financial advisors, net	32,444	39,148
Other receivables, net	20,887	20,534
Fixed assets, net	15,002	13,199
Restricted assets	570	320
Intangible assets, net	79,228	87,988
Goodwill	90,520	90,578
Unamortized debt issue cost	1,190	1,768
Cash surrender value of life insurance	11,620	11,207
Other assets	15,980	16,753

Total assets	$354,835	$338,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$333	$292
Accrued compensation	17,773	12,017
Commissions and fees payable	33,401	31,570
Accounts payable and accrued liabilities	13,226	13,735
Deferred rent	2,190	1,977
Deferred income taxes	7,240	6,545
Deferred compensation liability	18,351	17,955
Accrued interest	2,602	4,838
Notes payable, net of $2,096 and $7,120 unamortized discount in 2013 and 2012, respectively	75,978	197,979
Total liabilities	171,094	286,908

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2013 and 2,000,000 shares in 2012: 8% Series A cumulative redeemable preferred stock, $.0001 par value; 8,290,000 shares authorized; 5,869,514 shares issued and outstanding in 2013 (liquidation preference $146,738)	1	—
Common stock, $.0001 par value; authorized 600,000,000 shares in 2013 and 400,000,000 shares in 2012; shares issued and outstanding, 180,292,441 in 2013 and 183,478,872 in 2012	18	18
Additional paid-in capital	343,620	208,187
Accumulated deficit	(159,969)	(156,984)

Total shareholders’ equity of the Company	183,670	51,221

Noncontrolling interest	71	—

Total shareholders' equity	183,741	51,221

Total liabilities and shareholders' equity	$354,835	$338,129
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Commissions	$101,469	$80,599	$293,507	$243,931
Advisory fees	69,893	58,660	200,893	171,107
Investment banking	10,090	6,140	31,271	22,841
Principal transactions	841	33	1,690	(769)
Interest and dividends	1,826	1,321	5,139	3,372
Service fees and other income	16,370	13,081	49,163	37,452
Total revenues	200,489	159,834	581,663	477,934
Expenses:
Commissions and fees	146,906	119,050	424,942	353,817
Compensation and benefits	23,860	18,700	69,316	59,281
Non-cash compensation	1,647	1,054	4,439	3,645
Brokerage, communication and clearance fees	2,761	2,412	8,085	7,420
Rent and occupancy, net of sublease revenue	1,631	1,642	4,601	4,924
Professional services	2,247	2,145	6,401	5,812
Interest	2,283	6,148	13,395	18,400
Depreciation and amortization	3,776	3,979	11,553	12,112
Amortization of retention loans	1,690	1,712	5,339	5,295
Loss on extinguishment of debt	446	—	4,200	—
Other	10,284	9,530	30,587	27,278
Total expenses	197,531	166,372	582,858	497,984
Income (loss) before item shown below	2,958	(6,538)	(1,195)	(20,050)
Change in fair value of contingent consideration	—	909	(121)	7,111
Income (loss) before income taxes	2,958	(5,629)	(1,316)	(12,939)
Income tax expense	579	408	1,718	1,060
Net income (loss)	2,379	(6,037)	(3,034)	(13,999)
Net loss attributable to noncontrolling interest	(23)	—	(49)	—
Net income (loss) attributable to the Company	$2,402	$(6,037)	$(2,985)	$(13,999)
Dividends declared on preferred stock	(2,879)	—	(3,907)	—
Net loss available to common shareholders	$(477)	$(6,037)	$(6,892)	$(13,999)

Net loss per share available to common shareholders (basic and diluted)	$(0.00)	$(0.03)	$(0.04)	$(0.08)

Weighted average common shares used in computation of per share data:
Basic and diluted	181,759,305	183,460,777	182,895,952	183,610,148

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2012	—	$—	183,478,872	$18	$208,187	$(156,984)	$—	$51,221
Issuance of common stock under employee stock purchase plan	—	—	97,758	—	157	—	—	157
Exercise of stock options	—	—	19,439	—	20	—	—	20
Exercise of warrants	—	—	260,000	—	247	—	—	247
Stock options granted to consultants and independent financial advisors	—	—	—	—	1,861	—	—	1,861
Stock-based compensation to employees	—	—	—	—	2,578	—	—	2,578
Repurchase and retirement of common stock	—	—	(3,563,628)	—	(5,935)	—	—	(5,935)
Third party investment in subsidiary	—	—	—	—	—	—	120	120
Preferred stock issued, net of underwriting discount and expenses of $6,261	5,869,514	1	—	—	140,412	—	—	140,413
Preferred stock dividends declared and paid	—	—	—	—	(3,907)	—	—	(3,907)
Net loss	—	—	—	—	—	(2,985)	(49)	(3,034)
Balance, September 30, 2013	5,869,514	$1	180,292,441	$18	$343,620	$(159,969)	$71	$183,741

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,034)	$(13,999)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Change in fair value of contingent consideration	121	(7,111)
Adjustment to deferred rent	213	(398)
Amortization of intangible assets	8,760	8,774
Depreciation and other amortization	2,793	3,338
Loss on extinguishment of debt	4,200	—
Amortization of debt discount	1,068	1,496
Amortization of debt issue cost	334	358
Amortization of retention loans	5,339	5,295
Deferred income taxes	695	647
Benefit attributable to reduction of goodwill	58	52
Non-cash interest expense on forgivable loan	797	972
Non-cash compensation expense	4,439	3,645
Loss on write-off of furniture, fixtures and leasehold improvements, net	55	5

(Increase) decrease in operating assets:
Securities owned, at fair value	(1,756)	882
Receivables from clearing brokers	(13,910)	(4,314)
Receivables from other broker-dealers	346	(1,018)
Other receivables, net	(353)	1,262
Notes receivable from financial advisors, net	1,365	(1,320)
Cash surrender value of life insurance	(413)	976
Other assets	728	303

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	41	9
Accrued compensation	5,756	1,326
Accrued interest	(3,033)	1,664
Commissions and fees payable	1,831	2,923
Deferred compensation liability	396	(898)
Accounts payable and accrued liabilities	(630)	(3,162)
Net cash provided by operating activities	16,206	1,707

Cash flows from investing activities:
Purchases of fixed assets	(4,606)	(3,652)
Increase in restricted assets	(250)	—
Net cash used in investing activities	(4,856)	(3,652)

Cash flows from financing activities:
Issuance of Series A preferred stock	140,413	—
Issuance of common stock	424	722
Series A preferred stock dividends paid	(3,907)	—
Repurchases of common stock	(5,935)	(1,146)
Principal repayments on notes payable	(101,525)	(164)
Principal (repayments) borrowings under revolving credit facility, net	(25,500)	1,100
Third party investment in subsidiary	120	—
Net cash provided by financing activities	4,090	512
Net increase (decrease) in cash and cash equivalents	15,440	(1,433)
Cash and cash equivalents, beginning of period	35,434	31,597
Cash and cash equivalents, end of period	$50,874	$30,164

Supplemental cash flow information:
Interest paid	$14,220	$13,901
Taxes paid	426	194

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

Securities America's, Triad's, Investacorp's and Ladenburg's customer transactions are cleared through clearing brokers on a fully-disclosed basis and such entities are subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority ("FINRA") and the Municipal Securities Rulemaking Board. Each of Securities America, Triad, Investacorp and Ladenburg is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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
The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for additional disclosures and a description of accounting policies.
Certain amounts in the prior year consolidated statement of cash flows were reclassified to conform to the classification shown on the consolidated statement of financial condition at September 30, 2013 and December 31, 2012 in which cash in money market funds held by clearing brokers and included in receivables from clearing brokers was reclassified as cash equivalents. The reclassification resulted in a) a decrease of cash provided by operating activities of $3,004 with a corresponding increase in the net increase in cash and cash equivalents, b) an increase of $8,969 in cash and cash equivalents at the beginning of the period and c) an increase of $5,965 in cash and cash equivalents at the end of the period from amounts previously reported in the consolidated statements of cash flows for the period ended September 30, 2012.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

2. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at September 30, 2013 and December 31, 2012 were as follows:

	Securities Owned	Securities Sold, But Not Yet Purchased
September 30, 2013
Debt securities	$1,666	$(15)
U.S. Treasury notes	5	(198)
Common stock and warrants	1,555	(120)
Restricted common stock and warrants	608	—
Total	$3,834	$(333)

December 31, 2012
Certificates of deposit	$14	$—
Debt securities	1,098	(123)
U.S. Treasury notes	—	(99)
Common stock and warrants	384	(70)
Restricted common stock and warrants	582	—
Total	$2,078	$(292)

As of September 30, 2013 and December 31, 2012, approximately $3,292 and $1,787, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

Securities are carried at fair value and classified as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

As of September 30, 2013:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,666	$—	$1,666
U.S. Treasury notes	—	5	—	5
Common stock and warrants	1,555	608	—	2,163
Total	$1,555	$2,279	$—	$3,834

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(15)	$—	$(15)
U.S. Treasury notes	—	(198)	—	(198)
Common stock and warrants	(120)	—	—	(120)
Total	$(120)	$(213)	$—	$(333)

As of December 31, 2012:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,098	$—	$1,098
Certificates of deposit	14	—	—	14
Common stock and warrants	384	582	—	966
Total	$398	$1,680	$—	$2,078

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(123)	$—	$(123)
U.S. Treasury notes	—	(99)	—	(99)
Common stock and warrants	(70)	—	—	(70)
Total	$(70)	$(222)	$—	$(292)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. As of September 30, 2013 and December 31, 2012, the fair values of the warrants were $371 and $160, respectively, and are included in common stock and warrants (level 2) above.

From time to time, Ladenburg receives common stock as compensation for investment banking services. These securities are restricted under applicable securities laws and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period. Restricted common stock is classified as Level 2 securities.

3. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule. At September 30, 2013, Securities America had regulatory net capital of $10,055, which was $9,805 in excess of its required net capital of $250. At September 30, 2013, Ladenburg had regulatory net capital of $15,222 which was $14,972 in excess of its required net capital of $250.

Triad and Investacorp have elected to compute net capital using the traditional method under the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and a ratio of aggregate

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

indebtedness to net capital that may not exceed 15 to 1. At September 30, 2013, Triad had net capital of $4,843, which was $3,818 in excess of its required net capital of $1,025. Triad’s net capital ratio was 3.2 to 1. At September 30, 2013, Investacorp had net capital of $4,694, which was $4,323 in excess of its required net capital of $371. Investacorp’s net capital ratio was 1.2 to 1.

Securities America, Triad, Investacorp and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At September 30, 2013, Premier Trust had stockholders’ equity of $1,301, including at least $250 in cash.

4. Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company's current tax year ends on December 31st. Income tax expense was $579 and $408 for the three months ended September 30, 2013 and 2012, respectively. Income tax expense includes the tax effect of goodwill, which is amortized for income tax purposes, of $298 and $210 for the three months ended September 30, 2013 and 2012, respectively. The remainder of the tax provision principally represents state and local income taxes for the 2013 and 2012 periods presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

Income tax expense was $1,718 and $1,060 for the nine months ended September 30, 2013 and 2012, respectively. Income tax expense includes the tax effect of goodwill, which is amortized for income tax purposes, of $885 and $692 for the nine months ended September 30, 2013 and 2012, respectively. The remainder of the tax provision principally represents state and local income taxes for the 2013 and 2012 periods presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

The effective tax rate differs from the statutory income tax rate for the 2013 periods primarily due to a tax provision related to amortization of goodwill for tax purposes and the increase in the valuation allowance against the net deferred tax asset attributable to the pre-tax loss for the nine month period. The effective tax rate differs from the statutory income tax rate for the 2012 periods primarily as a result of the change in fair value of contingent consideration not subject to income tax and the increase in the valuation allowance against the net deferred tax asset (without regard to deferred tax liabilities related to indefinite-lived intangibles) attributable to the pre-tax loss as adjusted for permanent differences.

In 2013, the Internal Revenue Service concluded an audit of the Company's income tax return for the year ended September 30, 2011. There was no material impact on the Company's consolidated financial statements as a result of the audit.

The Company changed its tax year to a calendar year beginning December 31, 2012.

5.	Notes Payable

Notes payable consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Note payable under revolving credit agreement with principal shareholder	$—	$25,500
Notes payable to clearing firm under forgivable loans	18,214	18,214
Note payable to a subsidiary of Premier Trust’s former shareholder	510	685
Notes payable to finance Securities America acquisition, net of $2,096 and $7,120 of unamortized discount in 2013 and 2012, respectively	57,254	153,580
Total	$75,978	$197,979

The Company estimates that the fair value of notes payable was $78,927 at September 30, 2013 and $187,385 at December 31, 2012 based on then current interest rates at which similar amounts of debt could currently be borrowed (Level 2 inputs). As of September 30, 2013, the Company was in compliance with all debt covenants in its debt agreements.

The lenders under the notes to finance the Securities America acquisition in November 2011 included Frost Nevada Investments Trust ("Frost-Nevada"), an affiliate of the Company's Chairman of the Board and principal shareholder, Vector Group, Ltd. ("Vector Group"), a principal shareholder of the Company, and the Company's President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and the Company's President and Chief Executive Officer were $135,000, $15,000 and $200, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock in the three and nine months ended September 30, 2013 (see Note 8) to prepay $11,000 and $101,350 principal amount, respectively, of the $160,700 aggregate principal amount of its 11% notes due 2016, which were used to finance its 2011 acquisition of Securities America, and to repay the outstanding borrowings (approximately $39,300) under its revolving credit agreement with an affiliate of its principal shareholder and the chairman of its Board of Directors, Phillip Frost, M.D. As a result of such repayment, $40,000 became available for borrowing under such revolving credit agreement. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the three and nine months ended September 30, 2013 of $446 and $4,200, respectively, which included previously issued discounts and debt issue costs.

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

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. On June 20, 2013, the plaintiff filed its second amended complaint, alleging that the defendants, including Ladenburg, are liable for violations of federal securities laws. The amended complaint does not specify the amount of damages sought. The defendants' motion to dismiss the second amended complaint is currently pending. On September 17, 2013, FriendFinder filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in federal bankruptcy court in Delaware. As a result, action in the case has been stayed. The Company believes that the claims are without merit and intends to vigorously defend against them.

In December 2012, a purported class action suit was filed in the Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent for a 2010 offering of WEMU securities. The complaint alleges that the defendants, including Ladenburg, are liable for violations of state securities laws, and does not specify the amount of damages sought. On April 26, 2013, Ladenburg filed a demurrer, which is pending. On July 5, 2013, WEMU filed a voluntary petition under Chapter 11 of the U.S.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Bankruptcy Code in federal bankruptcy court in Colorado. On July 9, 2013, Ladenburg removed the purported class action suit to the U.S. District Court for the Northern District of California; cross-motions to remand, transfer and/or stay the suit are currently pending. The Company believes the claims are without merit and intends to vigorously defend against them.

In August 2012, a former client of Triad filed an arbitration claim concerning the suitability of five investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. The claimant seeks compensatory damages equal to the purported total investment loss of approximately $3,900 and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In July 2012, eight former Securities America clients filed an arbitration claim asserting lack of suitability, misrepresentation, failure to disclose, breach of fiduciary duty and negligent supervision, in connection with their investments in several real estate investment trusts. Five of the claimants entered into settlement agreements resolving all of their claims; the settlement amounts paid by Securities America in connection with these settlements were not material. The arbitration panel dismissed one claim on statute of limitations grounds; the two remaining claims, which seek a total of $2,318 in compensatory damages and other relief, are currently pending. The Company believes the pending claims are without merit and intends to vigorously defend against them.

During the fourth quarter of 2009, one of the Company's broker-dealer subsidiaries had a short-term net-capital deficiency, discovered during a routine regulatory review, which was not disclosed properly on a monthly FOCUS report.  Following investigation of the matter, the Company implemented corrective actions with respect to the net capital issue, as well as other issues that arose during the course of the investigation. These corrective actions included reporting the deficiency to governmental and self-regulatory organizations, filing amended FOCUS reports for historical periods, implementing new procedures to monitor net capital compliance, and terminating the employees who had primary responsibility for monitoring and reporting its net capital.  Moreover, FINRA's review included the subsidiary's supervisory system and written supervisory procedures for subsequent periods, especially as they concern correspondence review, internal inspections, consolidated report disclosures, supervisory controls and protection of consumer personal and financial information. The subsidiary is currently in discussions with FINRA about whether and to what extent FINRA may seek to discipline the subsidiary and any of its current employees concerning this matter.  Such disciplinary actions could include fines, a suspension of such subsidiary's operations and/or rescission of revenues relating to the period of non-compliance, any of which could have a material adverse effect on the subsidiary's results of operations and financial condition.

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

On May 22, 2013, the Massachusetts Securities Division issued a consent order with Securities America relating to its investigation into sales of non-traded REIT securities to Securities America clients that exceeded concentration thresholds proscribed in Massachusetts securities laws.  Pursuant to the consent order, Securities America offered rescission to its Massachusetts clients whose purchases of non-traded REIT securities were allegedly in violation of Massachusetts securities laws, paid a $150 fine, and agreed to certain other relief.  As of November 4, 2013, a total of 44 clients had exercised rescission rights; total payments to those clients will be $2,578.  Values in the re-sale market for the tendered securities may fluctuate. The loss recorded as of September 30, 2013 associated with the clients who had exercised rescission rights through November 4, 2013, after giving effect to the estimated fair value of the tendered securities at September 30, 2013, was not material.  The remaining 101 clients’ offers of rescission will expire, if not accepted, during the fourth quarter of 2013.  At this time, the Company is unable to determine the scope of potential liability that Securities America will incur as a result of the offers of rescission.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

In connection with a 2010 examination of a Securities America branch office, FINRA has been reviewing supervisory procedures surrounding the use of certain consolidated reports at Securities America. Securities America is currently in discussions with FINRA about whether and to what extent FINRA may seek to discipline it concerning this matter, and believes that it has various meritorious defenses. The Company is unable to determine the scope of potential liability at this time.

In June 2013, a former client of Securities America filed an arbitration claim concerning the suitability of investments in three tenant-in-common interests purchased through Section 1031 tax-deferred exchanges; the claimant seeks compensatory damages equal to the purported total investment loss of approximately $2,164 and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In June and August 2013, three former clients of Triad filed arbitration claims concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. The claimants seek compensatory damages equal to the purported total investment losses of approximately $1,100, $796, and $2,100, respectively, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In October 2013, the Pennsylvania Department of Banking and Securities requested that Securities America provide information concerning purchases of non-traded REIT securities by Pennsylvania residents since 2007. Securities America is complying with the request.

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

Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $1,729 at September 30, 2013 and $27 at December 31, 2012 for certain pending matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Securities America, Triad, Investacorp and Ladenburg securities transactions are provided by two clearing brokers, which are large financial institutions. At September 30, 2013, amounts due from these clearing brokers were $30,883, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of September 30, 2013, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

8. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares. Since inception through September 30, 2013, 3,545,595 shares of common stock have been repurchased for $5,578 under the program, including 92,699 shares for $181 and 563,628 shares for $925 repurchased in the three and nine months ended September 30, 2013, respectively. On August 15, 2013, the Company purchased 3,000,000 shares of its common stock at a price of $1.67 per share in a privately-negotiated transaction, which was not made pursuant to its stock repurchase program.

Stock Compensation Plans

Options granted during the nine months ended September 30, 2013 were as follows:

Grant Date		Expire Date	Shares	Exercise Price	Fair Value(1)
January 28, 2013	(2)(3)	January 28, 2023	25,000	$1.40	$23
January 28, 2013	(2)	January 28, 2023	2,235,000	$1.40	$1,585
February 20, 2013	(2)	February 20, 2023	10,000	$1.40	$7
May 2, 2013	(2)	May 2, 2023	25,000	$1.43	$21
May 9, 2013	(4)	May 9, 2023	450,000	$1.46	$376
August 12, 2013	(2)(3)(5)	August 12, 2023	43,212	$1.66	$54
			2,788,212

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

(4)	Options vest on the one year anniversary of the grant date.

(5)	Options vest 25% on grant date and 25% on November 4, 2013, 2014 and 2015, respectively.

Options to purchase 47,295 and 338,696 shares of common stock were forfeited during the three and nine months ended September 30, 2013, respectively.

As of September 30, 2013, there was $10,325 of unrecognized compensation cost for stock-based compensation, of which $1,587 related to the 2013 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.2 years for all grants and approximately 2.8 years for the 2013 grants.

Options were exercised to purchase 14,939 and 19,439 shares of the Company’s common stock during the three and nine months ended September 30, 2013, respectively, for which the intrinsic value on dates of exercise was $11 and $15, respectively.

Warrants

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Warrants were exercised to purchase 260,000 shares of the Company's common stock during the nine months ended September 30, 2013, for which the intrinsic value on date of exercise was $169.

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
The Articles of Amendment provide that the Company will pay monthly cumulative dividends on the Series A Preferred Stock, in arrears, on the 28th day of each month (provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day without adjustment in the amount of the dividend) from, and including, the date of original issuance of the Series A Preferred Stock at 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). The Articles of Amendment further provide that dividends will be payable to holders of record as they appear in the stock records of the Company for the Series A Preferred Stock at the close of business on the applicable record date, which shall be the 15th day of each month, whether or not a business day, in which the applicable dividend payment date falls.
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

Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company's election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date (as defined in the Articles of Amendment)) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of shares of t he Company's common stock per share of Series A Preferred Stock determined by formula, in each case, on the terms and subject to the conditions described in the Articles of Amendment, including provisions for the receipt, under specified circumstances, of alternative consideration as described in the Articles of Amendment.
Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights.
For the three and nine months ended September 30, 2013, the Company issued a total of 507,701 and 5,869,514 shares of Series A Preferred Stock, respectively, which after offering expenses, provided $12,343 and $140,413 of additional paid-in capital, respectively.
On May 24, 2013, the Company completed a public offering of 4,600,000 shares of Series A Preferred Stock.  On May 31, 2013 the Company completed the offering of an additional 690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. The exercise of the option, which resulted in additional gross proceeds of $17,250, brought the total gross proceeds from the offering to $132,250, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $5,972, including $2,603 of brokerage commissions earned by employees of Ladenburg, which served as an underwriter in the offering.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

On June 24, 2013, the Company entered into an Equity Distribution Agreement under which it may sell up to an aggregate of 3,000,000 shares of its Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933. During the three and nine months ended September 30, 2013, the Company sold 507,701 and 579,514 shares of Series A Preferred Stock, respectively, pursuant to the "at the market" offering, with total gross proceeds of $12,627 and $14,424, respectively, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $253 and $289, respectively. From October 1, 2013 through November 4, 2013, the Company sold an additional 160,529 shares of Series A Preferred Stock with total gross proceeds of $3,824 before deducting the aggregate underwriting discount paid to unaffiliated underwriters and offering expenses of $46.
Dividends of $2,879 and $3,907 were paid during the three and nine months ended September 30, 2013, respectively, on the Series A Preferred Stock based on a monthly dividend of approximately $0.17 per share from the date of issuance of the Series A Preferred Stock.

9. Per Share Data

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share. The computations of basic and diluted per share data were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,379	$(6,037)	$(3,034)	(13,999)
Loss attributable to noncontrolling interest	(23)	—	(49)	—
Net income (loss) attributable to the Company	2,402	(6,037)	(2,985)	(13,999)
Dividends declared on preferred stock	(2,879)	—	(3,907)	—
Net loss available to common shareholders	$(477)	$(6,037)	$(6,892)	(13,999)

Basic weighted-average shares	181,759,305	183,460,777	182,895,952	183,610,148
Effect of dilutive securities:
Common stock options	—	—	—	—
Warrants to purchase common stock	—	—	—	—
Dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding and dilutive potential common shares	181,759,305	183,460,777	182,895,952	183,610,148
Net loss per share available to common shareholders:
Basic and diluted	$(0.00)	$(0.03)	$(0.04)	$(0.08)

For the periods ended September 30, 2013 and 2012, options and warrants to purchase 57,007,593 and 54,895,978 common shares, respectively, and 180,000 restricted shares in the 2012 period were not included in the computation of diluted loss per share as the effect would be anti-dilutive.

10. Noncontrolling Interest

During the quarter ended March 31, 2013, Arbor Point Advisors, LLC (“APA”), a newly-formed registered investment advisor, began operations.  Investment advisory services of APA are provided through licensed and qualified individuals who are investment advisor representatives of APA.  Securities America holds an 80% interest in APA and an unaffiliated entity owns a 20% interest. As Securities America is the controlling managing member of APA, the financial statements of APA are included in the Company's consolidated financial statements and amounts attributable to the 20% unaffiliated investor are recorded as a noncontrolling interest.

11. Segment Information

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

Segment information for the three months ended September 30, 2013 and 2012 was as follows:

	Independent Brokerage and Advisory Services	Ladenburg	Corporate		Total
2013
Revenues	$184,085	$16,325	$79		$200,489
Pre-tax income (loss)	4,428	2,329	(3,799)	(3)	2,958
EBITDA, as adjusted(5)	12,819	2,697	(2,748)		12,768
Identifiable assets	315,401	34,526	4,908		354,835
Depreciation and amortization	3,550	214	12		3,776
Interest	1,906	3	374		2,283
Capital expenditures	823	478	—		1,301
Non-cash compensation	851	163	633		1,647

2012
Revenues	$149,201	$10,560	$73		$159,834
Pre-tax loss	(2,003)	(317)	(3,309)	(3)	(5,629)
EBITDA, as adjusted(5)	7,701	83	(1,476)		6,308
Identifiable assets	310,724	21,208	1,904		333,836
Depreciation and amortization	3,759	203	17		3,979
Interest	4,942	3	1,203		6,148
Capital expenditures	853	4	—		857
Non-cash compensation	244	195	615		1,054

Segment information for the nine months ended September 30, 2013 and 2012 was as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Independent Brokerage and Advisory Services		Ladenburg		Corporate		Total
2013
Revenues	$535,702	(1)	$50,890	(1)	$(4,929)	(2)	$581,663
Pre-tax income (loss)	4,414		9,095		(14,825)	(3)(4)	(1,316)
EBITDA, as adjusted(5)	37,562		10,268	(4)	(10,195)	(4)	37,635
Identifiable assets	315,401		34,526		4,908		354,835
Depreciation and amortization	10,880		626		47		11,553
Interest	10,830		71		2,494		13,395
Capital expenditures	3,575		1,031		—		4,606
Non-cash compensation	2,109		486		1,844		4,439

2012
Revenues	$442,993		$34,758		$183		$477,934
Pre-tax loss	(3,000)		(160)		(9,779)	(3)	(12,939)
EBITDA, as adjusted(5)	22,534		1,233		(4,505)		19,262
Identifiable assets	310,724		21,208		1,904		333,836
Depreciation and amortization	11,430		631		51		12,112
Interest	14,850		75		3,475		18,400
Capital expenditures	3,631		15		6		3,652
Non-cash compensation	1,210		687		1,748		3,645

(1)
Includes brokerage commissions of $4,240 and $908 in the Ladenburg and Independent brokerage and advisory services segments, respectively, related to the sale of the Company's Series A Preferred Stock (eliminated in consolidation).

(2)	Includes the elimination of $5,148 of revenue referred to in footnote (1).

(3)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(4)
Includes the elimination of $2,545, consisting of $5,148 of revenue net of employee brokerage commission expenses of $2,603 charged to additional paid-in capital related to sale of the Company's Series A Preferred Stock.

(5)	The following table reconciles EBITDA, as adjusted, to pre-tax income (loss) for the three and nine months ended September 30, 2013 and 2012:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Three months ended September 30		Nine months ended September 30,
EBITDA, as adjusted	2013	2012	2013	2012
Independent Brokerage and Advisory Services	$12,819	$7,701	$37,562	$22,534
Ladenburg	2,697	83	10,268	1,233
Corporate	(2,748)	(1,476)	(10,195)	(4,505)
Total segments	12,768	6,308	37,635	19,262

Adjustments:
Interest income	55	47	145	140
Change in fair value of contingent consideration	—	909	(121)	7,111
Loss on extinguishment of debt	(446)	—	(4,200)	—
Interest expense	(2,283)	(6,148)	(13,395)	(18,400)
Depreciation and amortization	(3,776)	(3,979)	(11,553)	(12,112)
Non-cash compensation expense	(1,647)	(1,054)	(4,439)	(3,645)
Amortization of retention loans	(1,690)	(1,712)	(5,339)	(5,295)
Loss attributable to noncontrolling interest	(23)	—	(49)	—
Pre-tax income (loss)	$2,958	$(5,629)	$(1,316)	$(12,939)

12. Subsequent Events

In 2009 and 2011, the primary clearing firm of the Company’s subsidiaries, National Financial Services LLC (“NFS”), a Fidelity Investments company, provided the Company with forgivable loans, the proceeds of which were used to help fund the Company’s growth strategy. Under the terms of the loans, on an annual basis commencing November 2012, based on the Company’s subsidiaries continuing to clear with NFS and, in the case of one of the loans, meeting certain annual clearing revenue targets, a portion of the principal amount of the loans and related interest are forgiven. In November 2013, approximately $3,929 aggregate principal amount of the loans was forgiven together with related interest, and the Company will recognize an increase in pre-tax income for the fourth quarter of 2013 of approximately $3,335, net of related compensation expense, resulting from the forgiveness.

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

We operate each of our independent broker-dealers separately under their own management teams, which reflects our recognition that each firm has its own unique culture and strengths. We believe this is an important part of the glue that helps bind the advisors to the firm. At the same time, we have taken advantage of the scale we have created across the multiple firms by spreading costs in areas that are not directly visible to the advisors and their clients, such as technology, accounting and other back office functions. We believe that our acquisition of Securities America has provided opportunities that add value to our existing businesses. We offer Securities America’s industry best practice development and coaching tools to our other advisors, while at a firm-wide level we have benefitted from adding its management expertise and systems. In turn, Securities America’s advisors have gained additional resources to enhance their practices, including access to Ladenburg’s proprietary research, investment banking and capital markets services, fixed income trading and syndicate products, Premier Trust’s trust services and LTAM’s wealth management solutions.

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

Recent Developments

On May 24, 2013, we completed a public offering of 4,600,000 shares of our 8.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), which has a liquidation preference of $25.00 per share.  On May 31, 2013 we completed the offering of an additional 690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. The exercise of the option provided additional gross proceeds of $17,250 and brought the total gross proceeds from the offering to $132,250, before deducting the underwriting discount and estimated offering expenses of $5,972.

On June 24, 2013, we entered into an Equity Distribution Agreement under which we may sell up to an aggregate of 3,000,000 shares of our Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended. During the three and nine months ended September 30, 2013, we sold 507,701 and 579,514 shares of Series A Preferred Stock under the "at the market" offering for total net proceeds of $12,374 and $14,135, respectively.

As of September 30, 2013, we used the net proceeds from the offerings of Series A Preferred Stock to prepay $101,350 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America, and to repay the outstanding borrowings (approximately $39,300) under our revolving credit agreement with an affiliate of our principal shareholder and the chairman of our board of directors, Phillip Frost, M.D. In connection with the prepayment of the 11% notes, we recognized a loss on extinguishment of debt expense of $446 and $4,200 for the three and nine months ended September 30, 2013.

From October 1, 2013 through November 4, 2013, we sold an additional 160,529 shares of Series A Preferred Stock, which provided net proceeds of $3,778.

On August 15, 2013, we purchased 3,000,000 shares of our common stock at a price of $1.67 per share in a privately-negotiated transaction, which was not made pursuant to our stock repurchase program.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total revenues	$200,489	$159,834	$581,663	$477,934
Total expenses	197,531	166,372	582,858	497,984
Pre-tax income (loss) (1)	2,958	(5,629)	(1,316)	(12,939)
Net income (loss) attributable to the Company	2,402	(6,037)	(2,985)	(13,999)

Reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company:

EBITDA, as adjusted	$12,768	$6,308	$37,635	$19,262
Add:
Interest income	55	47	145	140
Change in fair value of contingent consideration	—	909	(121)	7,111
Less:
Loss on extinguishment of debt	(446)	—	(4,200)	—
Interest expense	(2,283)	(6,148)	(13,395)	(18,400)
Income tax expense	(579)	(408)	(1,718)	(1,060)
Depreciation and amortization	(3,776)	(3,979)	(11,553)	(12,112)
Non-cash compensation	(1,647)	(1,054)	(4,439)	(3,645)
Amortization of retention loans	(1,690)	(1,712)	(5,339)	(5,295)
Net income (loss) attributable to the Company	$2,402	$(6,037)	$(2,985)	$(13,999)
____________

(1) Includes the elimination of $2,545 consisting of $5,148 of revenue, net of employee brokerage commission expenses of $2,603, related to sale of our Series A Preferred Stock.

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

Third quarter 2013 EBITDA, as adjusted, was $12,768, an increase of $6,460 (102%) from third quarter 2012 EBITDA, as adjusted, of $6,308, primarily because of increased revenue in the 2013 period.

EBITDA, as adjusted, was $37,635 for the nine months ended September 30, 2013, an increase of $18,373 (95%) from EBITDA, as adjusted, of $19,262 for the prior year period, primarily because of increased revenue in the 2013 period.

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

	Three months ended September 30,		Nine months ended Septemder 30,
	2013	2012	2013	2012
Revenues:
Independent Brokerage and Advisory Services	$184,085	$149,201	$535,702	$442,993
Ladenburg	16,325	10,560	50,890	34,758
Corporate	79	73	(4,929)	183
Total revenues	$200,489	$159,834	$581,663	$477,934

Pre-tax income (loss)(1):
Independent Brokerage and Advisory Services	$4,428	$(2,003)	$4,414	$(3,000)
Ladenburg	2,329	(317)	9,095	(160)
Corporate(2)	(3,799)	(3,309)	(14,825)	(9,779)
Total pre-tax income (loss)	$2,958	$(5,629)	$(1,316)	$(12,939)
_____________

(1) Includes the elimination of $2,545 consisting of $5,148 of revenue, net of employee brokerage commission expenses of $2,603 related to the sale of our Series A Preferred stock.

(2) Includes interest on revolving credit agreement and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended September 30, 2013 versus three months ended September 30, 2012

For the quarter ended September 30, 2013, we had a net income attributable to our company of $2,402 as compared to a net loss attributable to our company of $6,037 for the quarter ended September 30, 2012. Net income attributable to our company was impacted positively by a 25% increase in revenues, which was partially offset by a 19% increase in expenses, including a loss on extinguishment of debt of $446. Also, there was a $909 decrease in change in contingent consideration and a $171 increase in income tax expense.

Our total revenues for the three months ended September 30, 2013 increased $40,655 (25%) from the 2012 period. Third quarter 2013 revenues included increases in commissions of $20,870, advisory fees of $11,233, investment banking revenue of $3,950, service fees and other income of $3,289, principal transactions of $808 and interest and dividends of $505. Revenues increased in both of our operating segments. Our independent brokerage and advisory services segment revenues increased $34,883 (23%) from the 2012 period, primarily due to improved market conditions, advisor recruitment and increased advisory assets under management.

Our Ladenburg segment revenues increased $5,766 (55%) from the 2012 period also due to improved market conditions.

Our total expenses for the three months ended September 30, 2013 increased by $31,159 (19%) as compared to the 2012 period, primarily as a result of increases in commissions and fees expense of $27,856, compensation and benefits expense of $5,160, loss on extinguishment of debt of $446, other expense of $754, professional services expense of $102, and brokerage, communication and clearance fees of $349, which were partially offset by decreases in interest expense of $3,865 due to the prepayment of indebtedness with proceeds from the offerings of our Series A Preferred Stock and depreciation and amortization expense of $203.

The $20,870 (26%) increase in commissions revenue for the three months ended September 30, 2013 as compared to the 2012 period was primarily attributable to our independent brokerage and advisory services segment, which experienced an increase of $20,671 (27%). The increase in commissions revenue resulted primarily from increased alternative investments, mutual funds and variable annuities in the 2013 third quarter period as compared to the 2012 period. Ladenburg segment commissions revenue increased $200 (5%) in the third quarter of 2013 as compared to the second quarter of 2012.

The $11,233 (19%) increase in advisory fee revenue for the three months ended September 30, 2013 as compared to the 2012 period was primarily attributable to increases in advisory fee revenue in our independent brokerage and advisory services segment of $11,130 (19%). Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the three months ended September 30, 2013, we experienced an increase in net new advisory assets resulting from strong new business development and improved market conditions. Assuming continued favorable market conditions, we expect asset management revenue to increase in the near term due to newly-added advisory assets.

The $3,950 (64%) increase in investment banking revenue for the three months ended September 30, 2013 period as compared to the 2012 period was primarily due to an increase in capital raising activities. Capital raising revenue increased $4,089, and strategic advisory services revenue decreased $139 in the 2013 third quarter period as compared to the 2012 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $9,851 for the 2013 third quarter period as compared to $5,763 for the 2012 period primarily due to an increase in capital raising activities for healthcare and biotechnology companies. Strategic advisory services revenue was $239 in the third quarter of 2013 as compared to $377 in the 2012 period.

The $808 (2,448%) increase in principal transactions revenue for the three months ended September 30, 2013 as compared to the 2012 period was primarily attributable to our Ladenburg segment, which had an increase of $825, due to an increase in the value of the firm's investments of $119 and fixed income trading of $611. We established a fixed income trading desk at our Ladenburg subsidiary in November 2012 to serve our financial advisors and their customers.

The $505 (38%) increase in interest and dividends revenue for the three months ended September 30, 2013 as compared to the 2012 period was primarily due to the impact of more favorable rates on cash spread revenue earned on client cash balances, a 15% increase in client cash balances in the 2013 period and increases in the effective Fed Funds rate. Any continued increases in interest and dividends revenue are dependent upon changes in prevailing interest rates and asset levels.

The $3,289 (25%) increase in service fees and other income for the three months ended September 30, 2013 as compared to the 2012 period was primarily attributable to increases at our independent brokerage and advisory services segment in sponsor revenues of $2,624, miscellaneous trading services revenue of $509 and trading-related fees of $851, partially offset by a decrease in conference revenue of $656 due to differing schedules of conferences held in the applicable periods. We expect service fees and other income to increase in the fourth quarter of 2013 as compared to the third quarter of 2013 due to forgiveness of principal and interest on the NFS forgivable loans.

The $27,856 (23%) increase in commissions and fees expense for the three months ended September 30, 2013 as compared to the 2012 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenues produced.

The $5,160 (28%) increase in compensation and benefits expense for the three months ended September 30, 2013 as compared to the 2012 period, was primarily due to an increase of $2,575 in compensation expense in the Ladenburg segment, of which $2,230 was directly related to the increase in revenues. Our independent brokerage and advisory services and corporate segments had increases in accrued compensation expense of $2,033 also as a result of increased revenues and profitability.

The $593 (56%) increase in non-cash compensation expense for the three months ended September 30, 2013 as compared to the 2012 period was primarily attributable to an increase of $575 from stock option grants made in 2011 to Securities America independent financial advisors. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the increase in our non-cash compensation expense.

The $349 (14%) increase in brokerage, communication and clearance fee expense for the three months ended September 30, 2013 as compared to the 2012 period was primarily due to an increase of $277 in our independent brokerage and advisory services, which was primarily attributable to an increase in clearing charges resulting from the increase in commission transactions.

The $102 (5%) increase in professional services expense for the three months ended September 30, 2013 as compared to the 2012 period was attributable to increases at our Ladenburg segment of $134 and increases at our Corporate segment of $118, partially offset by decreases in our independent brokerage and advisory services segment of $149.

The $3,865 (63%) decrease in interest expense for the three months ended September 30, 2013 as compared to the 2012 period resulted from decreased average debt balances and decreased average interest rates. An average debt balance of approximately $78,582 was outstanding for the third quarter of 2013, as compared to an average debt balance outstanding of approximately $208,625 for the 2012 period. The average interest rate was 10.6% for the three months ended September 30, 2013 as compared to 10.8% for the 2012 period. The average loan balance for the 2013 period declined as a result of the prepayment of $11,000 of debt in the 2013 period with a portion of the proceeds from our offerings of Series A Preferred Stock, which we expect will further reduce interest expense in future periods. We intend to continue to prepay this indebtedness with future proceeds, if any, from our at-the-market offering of Series A Preferred Stock.

The $203 (5%) decrease in depreciation and amortization expense for the three months ended September 30, 2013 as compared to the 2012 period was primarily due to a $208 decrease in depreciation and amortization in our independent brokerage and advisory services segment. Depreciable assets added in 2007 for Securities America's data center were fully depreciated and not present in the 2013 third quarter period. Also, the three months ended September 30, 2012 included the write-off of other depreciable assets as a result of the consolidation of certain investment advisory subsidiaries of Securities America.

The $754 (8%) increase in other expense for the three months ended September 30, 2013 as compared to the 2012 period was primarily attributable to our independent brokerage and advisory services segment due to increases in bad debt, errors and settlement expense of $869, other office expenses of $408 and deferred compensation plan expense of $205, partially offset by decreases in insurance expense of $644 and conference expense of $423. Also, our Ladenburg segment experienced an increase in bad debt, errors and settlement expense of $285 in the quarter ended September 30, 2013.

We had income tax expense of $579 for the three months ended September 30, 2013 as compared to income tax expense of $408 in 2012. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2013 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for the 2013 period did not bear a customary relationship to effective tax rates, primarily as a result of a tax provision related to amortization of goodwill for tax purposes and the change in the valuation allowance against the net deferred tax asset.

Nine months ended September 30, 2013 versus nine months ended September 30, 2012

Our net loss attributable to our company for the nine months ended September 30, 2013 was $2,985 as compared to a net loss attributable to our company of $13,999 for the nine months ended September 30, 2012. This change was primarily due to a 22% increase in revenues, which was offset partially by a 17% increase in expenses, including a loss on extinguishment of debt of $4,200 and a 62% increase in income tax expense.

Our total revenues for the nine months ended September 30, 2013 increased $103,729 (22%) from the 2012 period. 2013 revenues included increases in commissions of $49,576, advisory fees of $29,786, investment banking revenue of $8,430, service fees and other income of $11,711, principal transactions of $2,459 and interest and dividends of $1,767. Revenues increased in both of our operating segments. Our independent brokerage and advisory services segment revenues increased $92,708 (21%) from the 2012 period, primarily due to improved market conditions, advisor recruitment and increased advisory assets under management. Our Ladenburg segment revenues increased $16,132 (46%) from the 2012 period primarily due to increased activity in our capital markets business and our 2013 Series A Preferred Stock offering in which Ladenburg served as an underwriter. However, our Corporate segment revenues decreased $5,111 in the nine months ended September 30, 2013 as a result of eliminating $5,148 of revenue related to this offering.

Our total expenses for the nine months ended September 30, 2013 increased by $84,874 (17%) as compared to the 2012 period, primarily as a result of increases in commissions and fees expense of $71,125, compensation and benefits expense of $10,035, loss on extinguishment of debt expense of $4,200, other expenses of $3,309, brokerage, communication and clearance fees of $665 and professional services expense of $589, which were partially offset by decreases in interest expense of $5,005 due to the repayment of indebtedness with proceeds from the offerings of our Series A Preferred Stock, rent and occupancy expense, net of sublease revenue of $323 and depreciation and amortization of $559.

The $49,576 (20%) increase in commissions revenue for the nine months ended September 30, 2013 as compared to the 2012 period was primarily attributable to revenue in our independent brokerage and advisory services segment, which increased $48,591 (21%). The increase in commission revenue resulted primarily from increased sales of alternative investments, mutual funds and variable annuities in the 2013 period as compared to the 2012 period. Ladenburg segment commissions revenue increased $986 (8%) during the 2013 period as compared to the 2012 period.

The $29,786 (17%) increase in advisory fees revenue for the nine months ended September 30, 2013 as compared to the 2012 period was primarily attributable to increases in advisory fee revenue in our independent brokerage and advisory services segment of $29,187 (17%). Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the nine months ended September 30, 2013, we experienced an increase in net new advisory assets resulting from strong new business development and improved market conditions. Assuming continued favorable market conditions, we expect asset management revenue to increase in the near term due to newly-added advisory assets.

The $8,430 (37%) increase in investment banking revenue for the nine months ended September 30, 2013 as compared to the 2012 period was primarily due to an increase in capital raising activities. Capital raising revenue increased $8,168 and strategic advisory services revenue increased $262 in the 2013 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $30,103 for the 2013 period, as compared to $21,935 for the 2012 period primarily due to an increase in capital raising activities for healthcare and biotechnology companies and offerings of yield-oriented equities. Strategic advisory services revenue was $1,168 for the 2013 period as compared to $906 for the 2012 period.

The $2,459 (320%) increase in principal transactions for the nine months ended September 30, 2013 as compared to the 2012 period was primarily attributable to our Ladenburg segment, which had an increase of $2,444 (322%), due to increases in the value of the firm's investments of $837 and fixed income trading of $1,523. We established a fixed income trading desk at our Ladenburg subsidiary in November 2012 to serve our financial advisors and their customers.

The $1,767 (52%) increase in interest and dividend revenue for the nine months ended September 30, 2013 as compared to the 2012 period was primarily due to the impact of more favorable rates on cash spread revenue earned on client cash balances, a 15% increase in client cash balances in the 2013 period and increases in the effective Fed Funds rate. Any continued increases in interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels.

The $11,711 (31%) increase in service fees and other income for the nine months ended September 30, 2013 as compared to the 2012 period was primarily attributable to increases at our independent brokerage and advisory services segment in sponsor revenues of $5,941, miscellaneous trading services revenue of $2,796, trading-related fees of $2,200 and conference revenue of $202. Also, we received $553 in settlement of a claim at Securities America during the 2013 period.

The $71,125 (20%) increase in commissions and fees expense for the nine months ended September 30, 2013 as compared to the 2012 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense is composed of compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

The $10,035 (17%) increase in compensation and benefits expense for the nine months ended September 30, 2013 as compared to the 2012 period, was primarily due to an increase of $6,382 in compensation expense across all segments,which was directly related to the increase in revenue, an increase of $699 in the independent brokerage and advisory services segment's employee benefits expense primarily due to higher insurance claims paid by Securities America, which has a self-insurance program for its employee medical benefits, an increase of $1,386 in salary expense across all segments, resulting from the addition of fixed income traders, research analysts and support staff, and an increase of $1,490 in Ladenburg and other producers' compensation, which is directly correlated to the increase in revenues.

The $794 (22%) increase in non-cash compensation expense for the nine months ended September 30, 2013 as compared to the 2012 period was was primarily attributable to an increase of $869 from stock option grants made in 2011 to Securities America independent financial advisors. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the increase in our non-cash compensation expense.

The $665 (9%) increase in brokerage, communication and clearance fees expense for the nine months ended September 30, 2013 as compared to the 2012 period was primarily due to an increase of $481 in our Ladenburg segment. Also, Ladenburg experienced increases in telephone and news and quote services expense of $258 in the 2013 period due to the addition of institutional salespersons and a fixed income trading desk.

The $323 (7%) decrease in rent and occupancy, net of sublease revenue for the nine months ended September 30, 2013 as compared to the 2012 period was primarily attributable to a decrease of $401 in our independent brokerage and advisory services segment due to the closing of four Securities America locations.

The $589 (10%) increase in professional services expense for the nine months ended September 30, 2013 as compared to the 2012 period was primarily attributable to a $223 increase in professional services expense in our independent brokerage and advisory services segment and a $208 increase in professional services expense in our Ladenburg segment. During the 2012 period, most of Securities America's legal expense was covered by indemnification from its former parent company, which contributed to the increase in the 2013 period.

The $5,005 (27%) decrease in interest expense for the nine months ended September 30, 2013 as compared to the 2012 period resulted from decreased average debt balances and decreased average interest rates. An average debt balance of approximately $154,646 was outstanding for the 2013 period, as compared to an average debt balance outstanding of approximately $209,373 for the 2012 period. The average interest rate was 10.6% for the 2013 period as compared to 10.7% for the 2012 period. The nine months ended September 30, 2013 average loan balance declined as a result of the prepayment of $126,850 of debt in the 2013 period with a portion of the proceeds from our offerings of Series A Preferred Stock, which we expect will significantly reduce interest expense in future periods. We intend to continue to prepay this indebtedness with future proceeds, if any, from our at-the-market offering of Series A Preferred Stock.

The $559 (5%) decrease in depreciation and amortization expense for the nine months ended September 30, 2013 as compared to the 2012 period was primarily due to a $550 decrease in depreciation and amortization in our independent brokerage and advisory services segment. Depreciable assets added in 2007 for Securities America's data center were fully depreciated and not present in the 2013 period. Also, the nine months ended September 30, 2012 included the write-off of other depreciable assets as a result of the consolidation of certain investment advisory subsidiaries of Securities America.

The $3,309 (12%) increase in other expense for the nine months ended September 30, 2013 as compared to the 2012 period was primarily attributable to our independent brokerage and advisory services segment which had increases in other office expenses of $1,414, bad debt, errors and settlement expense of $477, deferred compensation plan expense of $275, travel, meals and entertainment of $269, license and registration expense of $194 and conference expense of $157, partially offset by decreases in insurance expense of $225 and advertising expense of $210. Also, increases in bad debt, errors and settlement expense of $293 and other office expenses of $217 at our Ladenburg segment.

We had income tax expense of $1,718 for the nine months ended September 30, 2013 as compared to income tax expense of $1,060 in 2012. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2013 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for the 2013 period did not bear a customary relationship to effective tax rates, primarily as a result of a tax provision related to amortization of goodwill for tax purposes and the change in the valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources

Approximately 25% and 17% of our total assets at September 30, 2013 and December 31, 2012, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets is fixed. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp and Ladenburg is subject to certain restrictions on the use of capital and their related liquidity. At September 30, 2013, Securities America’s regulatory net capital of $10,055, exceeded minimum net capital requirements of $250 by $9,805. At September 30, 2013, Triad’s regulatory net capital of $4,843 exceeded minimum net capital requirements of $1,025 by $3,818. At September 30, 2013, Investacorp’s regulatory net capital of $4,694, exceeded minimum net capital requirements of $371, by $4,323. At September 30, 2013, Ladenburg’s regulatory net capital of $15,222 exceeded minimum net capital requirements of $250, by $14,972. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At September 30, 2103, Premier Trust had stockholders’ equity of $1,301, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of equity or debt securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. On May 24, 2013, we completed a public offering of 4.6 million shares of our Series A Preferred Stock.  On May 31, 2013 we completed the offering of an additional

690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. The total gross proceeds from the offering were $132,250, before deducting the underwriting discount and offering expenses. We also commenced an at-the-market offering on June 28, 2013 under which we sold 507,701 and 579,514 shares of Series A Preferred Stock, which provided net proceeds of $12,374 and $14,135 during the three and nine months ended September 30, 2013, respectively.

As of September 30, 2013, we used the net proceeds from the Series A Preferred Stock offerings to prepay $101,350 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America, and to repay the outstanding borrowings (approximately $39,300) under our $40,000 revolving credit agreement. As a result of such repayment, $40,000 became available for borrowing under such revolving credit agreement.

From October 1, 2013 through November 4, 2013, we sold an additional 160,529 shares of Series A Preferred Stock, which provided net proceeds of 3,778.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At September 30, 2013, we had no outstanding balance under the revolving credit agreement, a net decrease of $25,500 from December 31, 2012. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, sales of equity and debt securities, including possible sales under our at-the-market offering, and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash provided by operating activities for the nine months ended September 30, 2013 was $16,206, which primarily consisted of our net loss of $3,034 adjusted for non-cash expenses, decreases in receivables from other broker dealers, notes receivable from financial advisors, net and other assets, and increases in accrued compensation, commissions and fees payable and deferred compensation, partially offset by increases in securities owned at fair value, receivables from clearing brokers, other receivables, net and cash surrender value of life insurance and decreases in accrued interest and accounts payable and accrued liabilities. For the nine months ended September 30, 2012, cash provided by operating activities was $1,707, which was primarily due to decreases in other receivable, net and cash surrender of value of life insurance and increases in accrued compensation, accrued interest and commissions and fees payable partially offset by our net loss of $13,999 adjusted for non-cash expenses, increases in receivables from clearing brokers, receivables from other broker-dealers, notes receivable from financial advisors and decreases in deferred compensation liability and accounts payable and accrued liabilities.

Investing activities used $4,856 for the nine months ended September 30, 2013, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs. For the nine months ended September 30, 2012, investing activities used $3,652, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs.

Financing activities provided $4,090 for the nine months ended September 30, 2013, primarily due to the issuance of the Series A Preferred Stock and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan and third party investment in a noncontrolling interest, partially offset by loan repayments of outstanding notes related to the Securities America acquisition, repayment of the outstanding balance on our revolving credit agreement, payment of dividends on our Series A Preferred Stock and common stock repurchases. For the nine months ended September 30, 2012, financing activities provided $512, primarily due to $1,100 borrowed under our revolving credit facility and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At September 30 2013, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $29,941 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $8,096 through February 2016. Should any of the sub-tenants not pay their respective sublease payments or otherwise default under a sublease, our results of operations may be materially adversely affected.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan agreement as the November 2011 loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, (i) from December 31, 2011 until November 4, 2013, we may, without the consent of any lender, satisfy our interest obligations by adding such amount to the outstanding principal balance of the note, in an amount of up to approximately 36% of accrued and unpaid interest on each payment date, and (ii) after November 4, 2013 until maturity, we may also pay interest-in-kind with the consent of certain lenders.  This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through September 30, 2013 have been paid in cash. Ten percent (10%) of the principal amount of the November 2011 loan, together with accrued and unpaid interest thereon, was due to mature on each of December 31, 2014 and December 31, 2015, and the balance of this loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

During the three and nine months ended September 30, 2013, we prepaid $11,000 and $101,350, respectively, of the November 2011 with proceeds of the Series A Preferred Stock offerings. These prepayments included the installments of the notes that would have been due on December 31, 2014 and December 31, 2015.

The lenders in the November 2011 loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and our president and chief executive officer and a director. The principal amounts initially loaned by Frost Nevada, Vector Group and our president and chief executive officer were $135,000, $15,000 and $200, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

On November 4, 2011, National Financial Services LLC ("NFS") provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We will expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012 and 2013, resulting in the forgiveness of $2,143 aggregate principal amount of the loan in each period.

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

The second annual clearing revenue target under the 2009 forgivable loan was met in August 2011. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2013 for the 2009 and 2011 forgivable loans. Accordingly, we will recognize income in the fourth quarter of the 2013 year of $3,929 and $1,072, from the forgiveness of principal and interest and the aggregate outstanding principal balances under the 2009 and 2011 forgivable loans will be reduced to $14,286. We recognized income in the 2012 year of $3,929 and $1,365 and in the 2011 year of $1,429 and $450 from the forgiveness of principal and interest, respectively.

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

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at September 30, 2013 was $510.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. As of September 30, 2013, 3,545,595 shares had been repurchased for $5,578 under the program, including 92,699 and 563,628 shares, respectively, in the three and nine months ended September 30, 2013. On August 15, 2013, we purchased 3,000,000 shares of our common stock at a price of $1.67 per share in a privately-negotiated transaction, which was not made pursuant to our stock repurchase program.

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

We maintain inventories of trading securities. At September 30, 2013, the fair market value of our inventories was $3,834 in long positions and $(333) in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2013 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements elsewhere in this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the third quarter of 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2013	75,000		$1.99	75,000	3,972,104
August 1 to August 31, 2013	3,005,050	(2)	1.67	5,050	3,967,054
September 1 to September 30, 2013	12,649		1.75	12,649	3,954,405
Total	3,092,699		$1.68	92,699

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of September 30, 2013, 3,545,595 shares have been repurchased for $5,578 under the program.

(2)	3,000,000 shares were purchased in a privately-negotiated transaction outside of our publicly-announced repurchase program.

Item 6. EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	November 5, 2013	By:	/s/ Brett H. Kaufman
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