Form 10-K
period 2013-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2014-03-13
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________
Form 10-K
________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
Commission File Number 1-15799
________
LADENBURG THALMANN FINANCIAL SERVICES INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0701248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4400 Biscayne Boulevard, 12th Floor
Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)
(305) 572-4100
(Registrant’s telephone number, including area code)
________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	NYSE MKT
8.00% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	NYSE MKT
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer  ☐ Smaller reporting company  ☐                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE MKT on that date) held by non-affiliates of the registrant was approximately $168,954,730.

As of March 1, 2014, there were 181,363,363 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

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

Through our acquisitions of Securities America in November 2011, Triad in August 2008 and Investacorp in October 2007, we have established a leadership position in the independent broker-dealer industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With more than 2,700 financial advisors located in 50 states, we have become one of the approximately 10 largest independent broker-dealer networks. We believe that we have the opportunity through internal growth, recruiting and acquisitions to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional, sales and trading and related businesses. Ladenburg’s traditional businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in good market conditions. Our goal has been to build sufficient scale in our independent brokerage business, with the accompanying more steady cash flows it can produce, so regardless of capital market conditions, we as a firm can generate significant operating cash to create value for our shareholders.

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

We operate each of our independent broker-dealers separately under their own management teams, which reflects our recognition that each firm has its own unique culture and strengths. We believe this is an important part of the glue that helps bind the advisors to the firm. At the same time, we have taken advantage of the scale we have created across the multiple firms by spreading costs in areas that are not directly visible to the advisors and their clients, such as technology, accounting and other back office functions. We believe the Securities America acquisition added value to our other businesses. We offer Securities America’s industry best practice development and coaching tools to our other advisors, while at a firm-wide level we have benefitted from adding its management expertise and systems. In turn, Securities America’s advisors have gained additional resources to enhance their practices, including access to Ladenburg’s proprietary research, investment banking and capital markets services, fixed income trading and syndicate product, Premier Trust’s trust services and LTAM’s wealth management solutions.

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

Each of Securities America, Triad, Investacorp and Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”) and is a member of the Securities Investor Protection Corporation (“SIPC”). Securities America is also subject to regulation by the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities and investment banking firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of material amounts of debt, which may increase our leverage, or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to complete any such potential acquisitions on acceptable terms or at all or, if we do, that any acquired business will be profitable. We also may be unable to integrate successfully acquired businesses into our existing business and operations.

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

Business Segments

We have two operating segments: our independent brokerage and advisory services business segment, which includes Premier Trust’s trust services, and the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM, which we refer to as the Ladenburg segment. Financial and other information by segment for the years ended December 31, 2013, 2012 and 2011 is set forth in Note 19 to our consolidated financial statements included in this report.

Independent Brokerage and Advisory Services

Overview

Securities America, Investacorp and Triad are independent broker-dealers and registered investment advisors, whose independent contractor financial advisors offer securities brokerage and advisory services to their clients, which may include packaged products such as mutual funds, variable annuities and advisor managed accounts. Revenues generated by our independent brokerage and advisory services segment represented approximately 91%, 92% and 84% of our total revenues for 2013, 2012 and 2011, respectively.

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

A financial advisor who becomes affiliated with one of our independent broker-dealers generally establishes his or her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies). The size of each branch office is typically between 1 and 15 advisors, but may be substantially larger. All of a branch’s revenues from securities brokerage transactions and from advisory services conducted through our broker-dealers accrue to our broker-dealers. Because an independent financial advisor bears the responsibility for his or her operating expenses, the financial advisor receives a significant percentage of the commissions or advisory fees he or she generates, typically at least 80%. This compares with a payout rate of approximately 30% to 50% to financial advisors working in a traditional wirehouse brokerage setting where the brokerage firm bears substantially all of the sales force costs, including providing employee benefits, office space, sales assistants, telephone service and supplies. The independent brokerage model permits our independent broker-dealer subsidiaries to expand their revenue base and retail distribution network of investment products and services without either the capital expenditures that would be required to open company-owned offices, or the additional administrative and other costs of hiring financial advisors as in-house employees.

An independent financial advisor must possess a sufficient level of business experience to enable the individual to independently operate his or her own office. Insurance agents, financial planners, accountants and other financial professionals, who already provide financial services to their clients, often affiliate with independent broker-dealers. These professionals then offer financial products and services to their clients through an independent broker-dealer and earn commissions and fees for these transactions and services. These financial advisors have the ability to structure their own practices and to focus in different areas of the investment business, subject to supervisory procedures as well as compliance with all applicable regulatory requirements.

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

Each financial advisor is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities or advisory business in which he or she engages, and to register in the various states in which he or she has customers. Each of our independent broker-dealers is responsible for supervising all of its financial advisors wherever they are located. We can incur substantial liability from improper actions of any of Securities America’s, Investacorp’s or Triad’s financial advisors. See Item 1.A - Risk Factors - Risks Relating to our Business.

Many of our independent financial advisors are also authorized agents of insurance companies. Our independent broker-dealers process non-registered insurance business through subsidiaries or sister companies that are licensed insurance brokers, as well as through licensed third-party insurance brokers. We are not an insurance company, and we retain no insurance risk related to insurance or annuity products.

Our independent financial advisors also may provide consultation and financial planning services including: estate planning, retirement and financial goal planning, educational funding, asset allocation and insurance needs analysis, as well as general analysis and planning. These financial advisors may prepare a written financial plan based upon the client's stated goals, needs and investment profile.

Strategy for our Independent Brokerage and Advisory Services Business

We focus on increasing our independent broker-dealer networks of financial advisors, revenues and client assets as described below.

•
Provide our advisors with a differentiated independent platform. We believe we have built a meaningfully differentiated platform by offering our independent financial advisors the unique and valued benefits of access to Ladenburg’s wealth management division, capital markets products, investment banking services, proprietary equity research and fixed income trading desk, together with the trust services and planning capabilities of Premier Trust.

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

•
Assist financial advisors to expand their business.  Our independent broker-dealers are aligned with their financial advisors in seeking to increase their revenues and improve efficiency. Each of our broker-dealers undertakes initiatives to assist their financial advisors with client recruitment, education, compliance and product support. Our practice management programs accelerate our advisors' efforts to grow their businesses by providing customized coaching and consulting services, study groups and conferences, educational workshops, publications and web resources and other productivity tools. Our independent broker-dealers also focus on improving back-office support to allow financial advisors more time to focus on serving their clients, rather than attending to administrative matters.

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

•
Acquire other independent brokerage firms.  We also may pursue the acquisition of other independent brokerage firms and groups of financial advisors. Our ability to realize growth through acquisitions depends, among other things, on the availability of suitable candidates and our ability to successfully negotiate favorable terms. There can be no assurance that we will be able to consummate any such acquisitions. Further, the costs associated with the integration of new businesses and personnel may be greater than anticipated.

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

Premier Trust

Founded in 2001, Premier Trust is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with more than $748 million in assets under administration at December 31, 2013. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. Working in combination with a client’s legal and other professional advisors, Premier Trust’s professionals assist with every aspect of planning, including income and estate taxes, retirement, succession of the family business, transferring assets to future generations and asset protection.

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

Corporate Finance

Ladenburg's corporate finance group provides capital origination services primarily to middle-market companies. Ladenburg's investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg's ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the initial public offering market is not consistently favorable, we expect that Ladenburg will participate in follow-on offerings, registered direct offerings, PIPEs and other private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the registered direct and PIPEs areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2013, we participated in 115 underwritten offerings that raised an aggregate of approximately $28 billion. In 2013, Ladenburg placed 22 registered direct and PIPE offerings, that raised an aggregate of approximately $379 million for clients in the healthcare, biotechnology, energy and other industries.

Ladenburg seeks to capitalize on its distribution network by focusing on yield-oriented equities, which have been attractive to both institutional and retail investors. The yield-oriented equity business has developed in recent years in response to the low interest rate environment. Our bankers focus on three specific areas: agency, mortgage and property real estate investment trusts (REITs), business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg has become a leader in syndicating these products to institutional investors as well as other retail and independent firms. Since 2011, Ladenburg has participated as a manager in 123 offerings of these products, which raised over $16.4 billion.

Similarly, Ladenburg also has dedicated investment bankers focused on the healthcare and biotechnology companies, as well as the energy and utilities sector. From 2011 through 2013, Ladenburg participated as a manager in 93 offerings, which raised over $7.1 billion in the healthcare and biotechnology sector.

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

Ladenburg also may provide advice regarding the timing, structure, financing and pricing of a proposed acquisition and may assist in negotiating and closing the acquisition. Ladenburg's buy-side and sell-side mandates often require the firm to leverage its extensive relationships and capital markets expertise. These mandates generally have a limited duration so Ladenburg seeks to develop new engagements from existing and prior clients, as well as their legal and other advisors.

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

In 2012, Ladenburg added a fixed income trading desk, Ladenburg Fixed Income (LFIX). This trading desk works with advisors at our broker-dealer subsidiaries to develop fixed income solutions for clients based on individualized client needs. We believe this strategic addition further strengthened the value proposition of our broker-dealer platform and is a natural complement to Ladenburg’s efforts in yield-oriented equities because many of the same companies to which Ladenburg provides investment banking services are also potential fixed income issuers.

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

Our research department:

•	reviews and analyzes general market conditions and industry groups;

•	issues written reports on companies;

•	furnishes information to retail and institutional customers; and

•	responds to inquiries from customers and account executives.

Asset Management

Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor offering various asset management products utilized by Ladenburg clients, as well as clients of Securities America’s, Investacorp’s and Triad’s financial advisors. LTAM serves as our internal wealth management group and plays an important role in supporting the growth of the advisory businesses at our independent firms. At December 31, 2013, LTAM had approximately $1.7 billion of assets under management and more than 13,000 client accounts.

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

Investment Consulting Services

LTAM’s Investment Consulting Services (“ICS”) provides clients with access to professional money managers who are usually available only to large institutions. Whether the client requires a complete asset allocation strategy or an investment manager for a single asset class, ICS provides access to money managers across the spectrum of major asset classes, and each of our managers has been thoroughly examined for inclusion in the ICS program. Once a manager has been added to the platform, it is regularly reviewed in order to ensure that it represents a suitable solution. Through ICS, LTAM services high net worth clients and institutions, such as universities, foundations and hospitals.

Alternative Strategies Fund

LTAM has created a closed-end interval fund, the Alternative Strategies Fund, that includes alternative investment products and allows clients to access these investments with low minimums and without having to be accredited investors. LTAM’s mutual fund is comprised of a portfolio of alternative investments in more than ten asset classes, including, among others, REITs, MLPs, managed futures and equipment leasing.

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

Ladenburg Architect Program

LTAM provides its customers with the Ladenburg Architect Program as a non-discretionary, fee-based, advisory account that allows customers to maintain control over the management of the account and select from a diverse group of securities.

Third-Party Advisory Services

Together with its affiliates, LTAM may also provide advisory services, ranging from proprietary investment solutions to access to professional money managers for the clients of Ladenburg’s, Triad’s, Investacorp’s and Securities America’s registered investment advisors.

Investment Activities

Ladenburg may, from time to time, seek to realize investment gains by purchasing, selling and holding securities for its own account, including through LFIX. Ladenburg may also from time to time engage for its own account in the arbitrage of securities. We are required to commit the capital necessary for use in these investment activities. The amount of capital committed at any particular time will vary according to market, economic and financial factors, including the other aspects of our business. Also, Ladenburg regularly receives shares or warrants that entitle it to purchase securities of the corporate issuers for which it raises capital or provides advisory services.

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

Seasonality and Cyclical Factors

Seasonality generally does not impact our results. Our revenues may be adversely affected by cyclical factors, such as financial market downturns, low interest rates, as well as downturns or recessions in the United States or global economies. These downturns may cause investor concern, which results in fewer investment banking transactions, lower asset values and less investing by institutional and retail investors, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

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

Additionally, our investment advisory subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), administered by the Employee Benefits Security Administration (“EBSA”) of the U.S. Department of Labor, for accounts that are ERISA-covered pension plans.  These plans include defined benefit pension plans and individual account plans, such as 401(k) plans. ERISA imposes certain duties on persons who are fiduciaries (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving ERISA plans and fiduciaries or other service providers to such plans.  Failure to comply with the ERISA requirements could result in significant monetary penalties and could severely limit the ability of our investment advisory subsidiaries to act as fiduciaries.

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

Each of Securities America and Ladenburg has elected to compute its net capital under the alternative method allowed by the Net Capital Rule. At December 31, 2013, Securities America had net capital of $10,968,000, which was $10,718,000 in excess of its required net capital of $250,000 and Ladenburg had net capital of $12,573,000, which exceeded its minimum capital requirement of $250,000, by $12,323,000.

Triad and Investacorp have elected to compute net capital using the Net Capital Rule's traditional method, which requires a ratio of aggregate indebtedness to net capital that must not exceed 15 to 1. At December 31, 2013, Triad had net capital of $4,262,000, which was $3,147,000 in excess of its required net capital of $1,115,000, and had a net capital ratio of 3.9 to 1. At December 31, 2013, Investacorp had net capital of $5,052,000, which was $4,713,000 in excess of its required net capital of $339,000, and had a net capital ratio of 1.0 to 1.

Securities America, Triad, Investacorp and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 (generally relating to the physical possession and control of securities) pursuant to paragraph (k)(2)(ii) of such rule as they clear their customer transactions through a clearing broker on a fully disclosed basis.

Also, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to the withdrawal, advance or loan and to any other withdrawal, advance or loan as well as to any scheduled payments of subordinated debt that are scheduled to occur within six months, the net capital of the broker-dealer would fall below 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Further, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or its net capital would be less than 120% of the minimum dollar amount of net capital required. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment, or payment in respect of principal or subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than the specified percentage (120%) of the minimum net capital requirement.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholder’s equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2013, Premier Trust had stockholder’s equity of approximately $1,319,000, including at least $250,000 in cash.

Failure to maintain the required net capital may subject a firm to fines, suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. During the fourth quarter of 2009, Triad had a short-term net-capital deficiency and in March 2014 entered into a settlement with FINRA under which Triad agreed to a fine and censure. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which could limit our ability to pay dividends and repay debt.

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

Personnel

At December 31, 2013, we had 715 full-time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Maintaining our reputation is critical to our ability to attract and retain financial advisors, clients and employees, and our failure, or perceived failure, to appropriately operate our business or deal with matters that give rise to reputational risk may materially and adversely harm our business, prospects and results of operation. Those matters giving rise to reputation risk include, but are not limited to, the risks discussed in this Item 1A, as well as appropriately dealing with legal and regulatory requirements, anti money-laundering practices, privacy, record keeping, and sales and trading practices, as well as our proper identification of the legal, reputational, credit, liquidity, and market risks inherent in financial products. Also, our inability to sell securities that we have underwritten on expected terms, including anticipated prices, could result in reputational damage that results in our loss of investment banking business, which would adversely impact our Ladenburg segment. Our failure to deliver appropriate standards of service and quality, or our failure or perceived failure to treat clients fairly, could result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may be detrimental to our business.

Changing conditions in financial markets and the economy could adversely affect our financial condition and results of operation.

Our financial results have been adversely affected by turmoil in the financial markets, such as during the economic downturn that particularly characterized the period from late 2008 through 2010, and downturns in the economy in general. As a financial services firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could materially adversely affect our business in many ways, including the following:

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

We incurred significant losses in recent years. We cannot assure you that we will achieve profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2014, if we are unable to attain and sustain profitability, it would have a material adverse effect on our business and results of operations.

We have a significant amount of debt, which limits cash flow available for operations and may impair our ability to obtain additional financing.

Our total debt, as of December 31, 2013, was approximately $66 million. Our substantial amount of indebtedness:

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

From time to time, financial advisors and individuals we employ choose to leave our company to pursue other opportunities. We have experienced losses of financial advisors and trading and investment banking professionals in the past, and competition for key personnel remains intense. We cannot assure you that the loss of financial advisors and key personnel will not occur in the future. We expend significant resources in recruiting, training and retaining our financial advisors. The loss of a financial advisor or a trading or investment banking professional, particularly a senior professional with significant industry contacts, or the failure to recruit productive financial advisors could materially and adversely affect our results of operations. Also, difficultly in recruiting young advisors, due to the low number of persons entering our industry, combined with the high average age of our existing financial advisors, may adversely impact our ability to retain client assets and our financial results.

Misconduct by our employees and independent financial advisors, who operate in a decentralized environment, is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees and independent financial advisors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm.

Misconduct could include:

•	recommending transactions that are not suitable for the client or in the client’s best interests;

•	engaging in fraudulent or otherwise improper activity;

•	binding us to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities, resulting in unknown and unmanaged risks or losses;

•	improperly using or disclosing confidential information;

•	engaging in unauthorized or excessive trading to the detriment of customers

•	failure, whether negligent or intentional, to effect securities transactions on behalf of clients;

•	failure to perform reasonable diligence on a security, product or strategy;

•	failure to supervise a financial advisor;

•	failure to provide insurance carriers with complete and accurate information;

•	engaging in unauthorized or excessive trading to the detriment of clients; or

•	otherwise not complying with laws or our control procedures.

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

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on historical behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than indicated historically. Other risk management methods depend on our management's evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will effectively and accurately record and verify this information. Also, because our independent financial advisors work in small, decentralized offices, additional risk management challenges exist.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. Nonetheless, the effectiveness of our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on our results of operations and financial condition, regardless of our risk management policies and procedures.

Poor performance of the investment products and services recommended or sold to our clients may have a material adverse effect on our business.

Our advisors' clients control their assets maintained with us. These clients can terminate their relationship, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

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

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention and fines or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. Also, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, cyber attacks, unauthorized access, viruses, human error, terrorism, or otherwise, or that our or our clearing brokers' back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The inability of our or our clearing brokers' systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

Failure to adequately protect the integrity of our computer systems and safeguard the transmission of confidential information could harm our business.

The secure transmission of confidential information over public networks is a critical element of our operations. A portion of our business is conducted through the Internet, mobile devices and our internal computer systems. We rely on technology to provide the security necessary to effect secure transmission of confidential information over the Internet.

Although we take protective measures and endeavor to modify them as circumstances warrant, the computer systems, software and networks may be vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, or other malicious code and other events that could impact the security, reliability, and availability of our systems. If one or more of these events occur, this could jeopardize our own, our advisors’ or their clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain.

A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations.

Ladenburg has subleased office space at 590 Madison Avenue, New York, New York to three unrelated subtenants, some of whom are engaged in the financial services industry. The subleases provide for sublease payments to Ladenburg of approximately $7 million through June 2015. Should any of the sub-tenants not pay their respective sublease payments to Ladenburg or otherwise default under a sublease, our results of operations may be materially adversely affected. For additional information regarding these subleases, see Note 13 to our consolidated financial statements included in this report.

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

Also, regulatory agencies and other industry participants have suggested that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. Any reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our results of operations. Additionally, the U.S. Department of Labor, which promulgates rules related to retirement plans, is considering eliminating commissions and 12b-1 fees on qualified retirement accounts, including IRAs.

Any decrease in client assets or assets under management may decrease our revenues.

The results of operations of our independent broker dealer segment depend on their level of assets under management and client assets. Assets under management balances are impacted by both the flow of client assets in and out of accounts and changes in market values. Poor investment performance by financial products and financial advisors could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors. A reduction in client assets or assets under management may cause our revenues to decline.

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

Significant interest rate changes and the expiration of our current cash sweep agreement could affect our profitability and financial condition.

Our revenues are exposed to interest rate risk primarily from changes in fees payable to us from banks participating in cash sweep programs, which are based on prevailing interest rates. Also, in the current low interest rate environment, our revenue may decline due to the expiration of our existing cash sweep program, which contains favorable pricing terms. Any future contracts with participants in cash sweep programs may contain less favorable terms, which would decrease our revenue and profitability. Also, decreases in interest rates or clients moving assets out of our cash sweep programs would decrease our revenue and profitability. We may also be limited in the amount we can reduce interest rates payable to clients in cash sweep programs and still offer a competitive return. A sustained low interest rate environment may negatively impact our ability to negotiate existing contracts on comparable terms.

We may be unable to underwrite securities due to capital limits.

From time to time, our underwriting activities may require that we temporarily receive an infusion of capital for regulatory purposes. This is predicated on the amount of Ladenburg's commitment for each underwriting. In the past, we entered into temporary subordinated loan arrangements with our shareholders or clearing firm. Should we no longer be able to receive such funding from these sources, and if there are no other viable sources available, it would have an adverse impact on our ability to underwrite offerings, generate profits, recruit financial consultants and retain existing customers.

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

If we are found to have violated any applicable regulation, formal administrative or judicial proceedings may be initiated against us that may result in:

•	censure;

•	fine;

•	civil penalties, including treble damages in the case of insider trading violations;

•	the issuance of cease-and-desist orders;

•	the termination or suspension of our broker-dealer activities;

•	the suspension or disqualification of our officers or employees; or

•	other adverse consequences.

Certain of our subsidiaries have been subject to some of the penalties listed above. For instance, in March 2014, two of our broker-dealer subsidiaries entered into agreements with FINRA under which they agreed to fines, censures and other relief. The imposition of any of the penalties listed above could have a material adverse effect on our operating results and financial condition.

Extensive or frequent changes in regulations could adversely affect our business and results of operations.

The securities industry is subject to extensive and frequently changing requirements under federal and state securities and other applicable laws and self-regulatory organization rules. The SEC, FINRA, various securities exchanges and other U.S. governmental or regulatory authorities continuously review legislation and regulatory initiatives and may adopt new or revised laws and regulations. Such laws and regulations may be complex, and we may not have the benefit of regulatory or federal interpretations to guide us in compliance. Changes in laws and regulation or new interpretations of existing laws and regulations also could have an adverse effect on our methods and costs of doing business.

For example, certain state securities regulators require that investors in certain securities meet minimum income and/or net worth standards. These standards vary from state to state and change frequently. Changes to suitability standards may require us to expend resources to ensure that we and our financial advisors comply with the new standards. If a financial advisor does not satisfy the requirements with regard to suitability standards, we could be subject to substantial liability, including fines, penalties and possibly rescission. Along with suitability requirements, state regulators have also imposed limitations on an investor’s exposure to direct investment programs. The breadth and scope of these limitations have varied considerably and may operate to limit the exposure that a resident of a particular state has to a product, sponsor or direct investment programs generally. These concentration limitations have been applied with increasing frequency and have increasingly targeted all direct investment programs.
Also, with respect to direct investment programs, FINRA has proposed amendments to its rules that govern disclosure of a per share estimated value of a direct investment program security. Under one of the proposed amendments, the share value of a direct investment program security may be shown as the offering price per share less dealer manager fees, selling commissions, organization and offering expenses and potentially certain distributions, paid per share. The proposed amendments could adversely impact direct investment programs if investors or financial advisors react negatively to the new disclosure regime, and such an adverse impact may harm our results of operations.
Additionally, the Dodd-Frank Act may impact the manner in which we operate our business and interact with regulators and many regulations under the Dodd-Frank Act have not yet been proposed or implemented. In particular, the impact of the establishment of a fiduciary standard for broker-dealers is uncertain and may require us to expend resources to ensure that we and our financial advisors comply with the new standards.

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

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. Also, Securities America is subject to the net capital requirements of CFTC Regulation 1.17. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2013, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier Trust exceeded its minimum stockholder's equity requirement. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid inflation of the broker-dealer’s net capital. The Net Capital Rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the Net Capital Rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC or the CFTC, as applicable, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. During the fourth quarter of 2009, Triad had a short-term net-capital deficiency and in March 2014 entered into a settlement with FINRA under which Triad agreed to a fine and censure.

Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations

We may be unable to successfully integrate acquired businesses into our existing business and operations, which may adversely affect our cash flows, liquidity and results of operations.

We have completed numerous acquisitions since 2006. We continue to explore opportunities to grow our businesses, including through potential acquisitions of other securities firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, incurrence of a material amount of debt or the issuance of significant amounts of our equity securities, which may increase our leverage and/or be dilutive to our existing shareholders. We may experience difficulty integrating the operations of these entities or any other entities acquired in the future into our existing business and operations. Furthermore, we may not be able retain all of the employees we acquire as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired businesses or write-off the value of some or all of the assets of the acquired business. If we are unable to successfully integrate acquired businesses into our existing business and operations in the future, it could have a material adverse effect on our liquidity, cash flows and results of operations.

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

Risk Factors Relating to Owning Our Stock

The price of our common stock and Series A Preferred Stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our stock at prices you find attractive.

The trading price of our common stock, as reported by the NYSE MKT, has ranged from a low of $1.20 to a high of $3.54 per share for the 52 week period ended December 31, 2013. The trading price of our Series A Preferred Stock, as reported by the NYSE MKT, has ranged from a low of $22.77 to a high of $25.90 per share during 2013. We expect that the market price of our common stock and Series A Preferred Stock will continue to fluctuate significantly.

The market price of our stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

•	variations in quarterly operating results;

•	general economic and business conditions, including conditions in the securities brokerage and investment banking markets;

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

•	trading prices of similar securities;

•	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

•	our announcements of significant contracts, milestones or acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital;

•	additions or departures of key personnel;

•	the initiation or outcome of litigation or arbitration proceedings;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	legislation or regulatory policies, practices or actions

•	changes in financial estimates by securities analysts; and

•	fluctuation in stock market price and volume.

Any one of these factors could have an adverse effect on the market price of our common stock and/or Series A Preferred Stock. Also, the stock market in recent years has experienced significant price and volume fluctuations that have materially affected the market prices of equity securities of many companies and that often have been unrelated to such companies’ operating performance. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future.

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

At March 1, 2014, our named executive officers, directors and their affiliates, beneficially owned approximately 45.67% of our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

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

Research analysts publish their own quarterly projections regarding our operating results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts’ predictions. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.

Possible additional issuances will cause dilution.

At December 31, 2013, we had outstanding 181,433,815 shares of common stock, options and warrants to purchase a total of 55,398,631 shares of common stock and 6,189,497 shares of our Series A Preferred Stock. We are authorized to issue up to 600,000,000 shares of common stock and 25,000,000 shares of preferred stock and are able to issue a significant number of additional shares without obtaining shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may be significantly diluted, which means that they would own a smaller percentage of our company.

We may issue preferred stock with preferential rights that may adversely affect your rights.

The rights of our shareholders will be subject to and may be adversely affected by the rights of holders of any preferred stock that we may issue in the future. Our articles of incorporation authorize our board of directors to issue up to 25,000,000 shares of “blank check” preferred stock and to fix the rights, preferences, privilege and restrictions, including voting rights, of these shares without further shareholder approval.

We do not expect to pay any cash dividends on our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Accordingly, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any positive return on your investment in our common stock. Net capital requirements imposed on our broker-dealer subsidiaries by the SEC and our obligation to pay dividends on our Series A Preferred Stock restrict our ability to pay dividends on our common stock.

Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.

One of the factors that influences the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

We may not be able to pay dividends on the Series A Preferred Stock.

Under Florida law, we may not make any distribution to our shareholders, including holding of the Series A Preferred Stock, if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferred rights are superior to those receiving the distribution. Our ability to pay cash dividends on the Series A Preferred Stock will require us to have positive net assets (total assets less total liabilities) over our capital and to be able to pay our debts as they become due in the usual course of business. Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this report were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

If our common stock is delisted, the ability to transfer or sell shares of our Series A Preferred Stock may be limited and the market value of our Series A Preferred Stock will likely be materially adversely affected.

Other than in connection with a Change of Control (as defined in the terms of our Series A Preferred Stock), our Series A Preferred Stock does not contain provisions that are intended to protect a holder if our common stock is delisted from the NYSE MKT. Since the Series A Preferred Stock has no stated maturity date, holders may be forced to hold shares of our Series A Preferred Stock and receive stated dividends on the Series A Preferred Stock when, as and if authorized by our board of directors and paid by us with no assurance as to ever receiving the liquidation value thereof. Also, if our common stock is delisted from the NYSE MKT, it is likely that our Series A Preferred Stock will be delisted from the NYSE MKT as well. Accordingly, if our common stock is delisted from the NYSE MKT, the ability to transfer or sell shares of our Series A Preferred Stock may be limited and the market value of our Series A Preferred Stock will likely be materially adversely affected.

The change of control conversion rights of our Series A Preferred Stock may make it more difficult for a party to acquire us or discourage a party from acquiring us.

Upon the occurrence of a Change of Control, each holder of the Series A Preferred Stock has, subject to certain exceptions, the right to convert some or all of such holder’s Series A Preferred Stock into shares of our common stock (or under specified circumstances, certain alternative consideration).

The Change of Control conversion feature of the Series A Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that shareholders may otherwise believe is in their best interests.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137, where we have leased approximately 18,150 square feet of office space. The lessor is Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder. Our lease was renewed in March 2013 and now expires in February 2018, and the amount of office space leased was increased from approximately 15,800 square feet.

Ladenburg’s principal executive offices are located at 570 Lexington Avenue, 11th floor, New York, New York 10022, where it subleases approximately 38,000 square feet of office space under a lease that expires in April 2017. Ladenburg previously occupied office space at 520 Madison Avenue, New York, New York; Ladenburg entered into an agreement to terminate that sublease effective in December 2013. Ladenburg previously occupied office space at 590 Madison Avenue, New York, New York and has subleased all of this space to three unrelated parties on various terms providing for sublease payments to Ladenburg of approximately $7 million. The lease, under which Ladenburg is still obligated as the main lessor, expires in June 2015. See Item 1A. “Risk Factors - A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows and results of operations” above. Ladenburg also operates branch offices in leased office space. Such branch offices are located in Miami, Naples and Boca Raton, Florida, Princeton, New Jersey, Boston, Massachusetts, Houston, Texas, Calabasas, California, Melville, New York and New York, New York.
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

Our common stock trades on the NYSE MKT under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2013		2012
Period	High	Low	High	Low
First Quarter	$1.72	$1.20	$2.65	$1.78
Second Quarter	1.74	1.36	1.83	1.33
Third Quarter	2.02	1.61	1.66	1.25
Fourth Quarter	3.54	1.68	1.44	1.14

Holders

At March 1, 2014, there were approximately 3,702 record holders of our common stock.

Dividends

We have never paid or declared any dividends on our common stock. The payment of future dividends, if any, will be at our board of director’s discretion after taking into account our financial condition, operating results, anticipated cash needs and any other factors that our board of directors may deem relevant. The net capital requirements imposed on our broker-dealer subsidiaries by the SEC, the obligation to pay dividends on our outstanding preferred stock and covenants contained in our outstanding debt agreements also restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2013	104,162	$1.85	104,162	3,850,243
November 1 to November 30, 2013	—	—	—	3,850,243
December 1 to December 31, 2013	100,000	3.18	100,000	3,750,243
Total	204,162	$2.50	204,162

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of December 31, 2013, 3,749,757 shares have been repurchased for $6,089 under the program. On August 15, 2013, we purchased 3,000,000 shares of its common stock at a price of $1.67 per share in a privately-negotiated transaction, which was not made pursuant to its stock repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2013	2012	2011		2010	2009
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$793,116	$650,111	$273,600	(a)	$194,526	$150,675
Total expenses	790,591	672,114	285,902		204,616	168,279
Income (loss) before item shown below	2,525	(22,003)	(12,302)		(10,090)	(17,604)
Change in fair value of contingent consideration	(121)	7,111	—		—	—
Income (loss) before income taxes	2,404	(14,892)	(12,302)		(10,090)	(17,604)
Net (loss) income	(522)	(16,354)	3,893		(10,951)	(18,673)
Per common and equivalent share:
Basic and diluted:
(Loss) income per common share	$(0.04)	$(0.09)	$0.02		$(0.06)	$(0.11)
Basic weighted average common shares	182,295,476	183,572,582	183,023,590		175,698,489	168,623,375
Diluted weighted average common shares	182,295,476	183,572,582	189,014,028		175,698,489	168,623,375
Balance Sheet Data:
Total assets	$360,820	$338,129	$347,145		$101,825	$94,637
Total liabilities	167,407	286,908	283,702		54,906	56,843
Shareholders’ equity	193,361	51,221	63,443		46,919	37,794
Other Data:
Book value per share	$1.06	$0.28	$0.34		$0.26	$0.22

(a)	Includes $57,090 of revenue from Securities America (acquired November 4, 2011).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Recent Developments

Preferred Stock Offerings

On May 24, 2013, we completed a public offering of 4,600,000 shares of our 8.00% Series A Cumulative Redeemable Preferred Stock (referred to as Series A Preferred Stock), which has a liquidation preference of $25.00 per share. On May 31, 2013, we completed the offering of an additional 690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. Total gross proceeds from the offering were $132,250, before deducting the underwriting discount and estimated offering expenses of $5,972. Our broker- dealer subsidiaries were responsible for $5,148 of the net underwriting discount. Accordingly, our corporate segment revenues decreased $5,148 as a result of eliminating the revenue earned by our broker-dealer subsidiaries.

On June 24, 2013, we entered into an Equity Distribution Agreement under which we may sell up to an aggregate of 3,000,000 shares of our Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2013, we sold 899,497 shares of Series A Preferred Stock under the "at the market" offering for total net proceeds of $21,651. From January 1, 2014 through March 7, 2014, we sold an additional 469,716 shares of Series A Preferred Stock, which provided net proceeds of $10,601.

We used the net proceeds from the offerings of Series A Preferred Stock to prepay $110,850 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America, and to repay the outstanding borrowings (approximately $39,300) under our revolving credit agreement with an affiliate of our principal shareholder and the chairman of our board of directors, Phillip Frost, M.D. In connection with the prepayment of the 11% notes, we recognized a loss on extinguishment of debt expense of $4,547 for the twelve months ended December 31, 2013.

Stock Repurchases

During 2013, we repurchased an aggregate of 3,767,790 shares of our common stock for $6,446, including 767,790 shares purchased for $1,436 under our stock repurchase program. On August 15, 2013, we purchased 3,000,000 shares of our common stock at a price of $1.67 per share in a privately-negotiated transaction, which was not made pursuant to our stock repurchase program.

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

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of Securities America, Ladenburg, Investacorp and Triad introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for Securities America’s, Ladenburg’s, Investacorp’s and Triad’s proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $148, $8 and $36 for the years ended December 31, 2013, 2012 and 2011, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $3,291 at December 31, 2013 and $27 at December 31, 2012 for potential losses. See Note 13 to our consolidated financial statements included in this report. However, in the past we have been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

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

The Financial Accounting Standards Board, which we refer to as the FASB, has issued authoritative accounting guidance that defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. The guidance clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability.

Valuation of Deferred Tax Assets.  We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax amounts as of December 31, 2013, which consist principally of the tax benefit of net operating loss carryforwards, compensation charges related to equity instruments and deferred compensation liabilities, amounted to $35,470. After consideration of all the evidence, both positive and negative, especially the fact that we sustained a cumulative pre-tax loss for the fiscal years in the 2011 through 2013 period, we have determined that a valuation allowance at December 31, 2013 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. At December 31, 2013, we had consolidated net operating loss carryforwards of approximately $80,000 for federal income tax purposes, expiring in various years from 2021 through 2032.

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

Goodwill.  Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment tests performed at December 31, 2013 and 2012 based on quantitative and qualitative assessments did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill.

Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad, Premier Trust, Securities America (since November 4, 2011) and our other wholly-owned subsidiaries.

The following table includes a reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company as reported:

	Year Ended December 31,
	2013	2012	2011
Total revenues	$793,116	$650,111	$273,600	(1)
Total expenses	790,591	672,114	285,902
Pre-tax income (loss)	2,404	(14,892)	(12,302)
Net (loss) income	(522)	(16,354)	3,893
Reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company:
EBITDA, as adjusted	$51,625	$30,504	$8,422
Add:
Interest income	194	185	70
Income tax benefit	—	—	16,195
Change in fair value of contingent consideration	(121)	7,111	—
Less:
Loss on extinguishment of debt	(4,547)	—	—
Interest expense	(15,438)	(24,541)	(6,543)
Income tax expense	(2,926)	(1,462)	—
Depreciation and amortization	(15,315)	(16,061)	(5,632)
Non-cash compensation expense	(6,766)	(4,744)	(4,014)
Acquisition-related expense	—	—	(2,971)
Amortization of retention loans	(7,160)	(7,346)	(1,634)
Net (loss) income attributable to the Company	$(454)	$(16,354)	$3,893

(1)	Includes $57,090 of revenue from Securities America (acquired November 4, 2011).

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans and change in fair value of contingent consideration related to the Securities America acquisition, loss on extinguishment of debt and non-cash compensation expense is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention loans for the Securities America acquisition, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

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

	Independent Brokerage and Advisory Services (5)		Ladenburg		Corporate		Total
2013
Revenues	$723,246	(1)	$69,603	(1)	$267	(2)	$793,116
Pre-tax income (loss)	4,850		11,689		(14,135)	(3)(4)	2,404
EBITDA, as adjusted (6)	46,971		13,188	(4)	(8,534)	(4)	51,625

2012
Revenues	$598,851		$45,701		$5,559		$650,111
Pre-tax (loss) income	(6,087)		65		(8,870)	(3)	(14,892)
EBITDA, as adjusted (6)	30,566		1,829		(1,891)		30,504

2011
Revenues	$230,897		$41,459		$1,244		$273,600
Pre-tax income (loss)	1,787		(3,131)		(10,958)	(3)	(12,302)
EBITDA, as adjusted (6)	12,181		(1,032)		(2,727)		8,422

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

(5)	Includes Securities America from November 4, 2011.

(6)	See Note 19 to our consolidated financial statements for a reconciliation of EBITDA, as adjusted to pre-tax income (loss).

Year ended December 31, 2013 compared to year ended December 31, 2012

For the fiscal year ended December 31, 2013, we had a net loss attributable to the company of $454 as compared to a net loss of $16,354 for the fiscal year ended December 31, 2012. The change was primarily due to a 22% increase in revenues, which was partially offset by an 18% increase in expenses, including a loss on extinguishment of debt of $4,547 and a $1,464 increase in income tax expense. Interest expense also decreased by $9,103. 2013 results included $15,438 of interest expense, $15,315 of depreciation and amortization expense and $6,766 of non-cash compensation expense as compared to $24,541 of interest expense, $16,061 of depreciation and amortization expense and $4,744 of non-cash compensation expense in 2012.

Our total revenues for 2013 increased $143,005 (22%) from 2012. Revenues for 2013 included increased commissions of $68,282, advisory fees of $40,346, service fees and other income of $15,876, investment banking revenue of $12,713, principal transactions of $3,748, and interest and dividends of $2,040. Revenues increased in both of our operating segments. Our independent brokerage and advisory services segment revenues increased $124,395 (21%) from 2012, primarily due to improved market conditions, recruitment of higher-producing advisors and increased advisory assets under management. Our Ladenburg segment revenues increased $23,902 (52%) from 2012 primarily due to increased activity in our capital markets business and our 2013 Series A Preferred Stock offering, in which Ladenburg served as an underwriter. However, our Corporate segment revenues decreased $5,292 in the twelve months ended December 31, 2013 as a result of eliminating $5,148 of revenue related to this offering.

Our total expenses for 2013 increased by $118,477 (18%) from 2012, primarily as a result of an increase in commissions and fees expense of $96,517, compensation and benefits expense of $15,195, other expenses of $8,052, loss on extinguishment of debt expense of $4,547, brokerage, communication and clearance fees expense of $1,675 and professional services expense of $815, which were partially offset by decreases in interest expense of $9,103 due to the prepayment of indebtedness with proceeds from the offerings of our Series A Preferred Stock, rent and occupancy expense, net of sublease revenue of $311 and depreciation and amortization expense of $746.

The $68,282 (21%) increase in commissions revenue in 2013 as compared to 2012 was primarily attributable to higher revenue in our independent brokerage and advisory services segment, which increased $66,416 (21%). The increase in commission revenue resulted primarily from increased sales of alternative investments, mutual funds and variable annuities during 2013 and increased commission trails. Ladenburg segment commission revenue also increased $1,867 (12%) in 2013 from 2012.

The $40,346 (17%) increase in advisory fees revenue in 2013 as compared to 2012 was primarily due to an increase in advisory fee revenue in our independent brokerage and advisory services segment of $38,829 (17%). Average advisory assets under management on a consolidated basis increased by 25% at December 31, 2013 as compared to December 31, 2012. Advisory revenue for a particular period is primarily affected by the level of advisory assets and market fluctuations. For 2013, we experienced an increase in net new advisory assets resulting from strong new business development and improved market conditions. Assuming continued favorable market conditions, we expect asset management revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $12,713 (43%) increase in investment banking revenue for 2013 as compared to 2012 was primarily due to an increase in capital raising activities. Capital raising revenue increased $11,936 (42%), while strategic advisory services revenue increased $776 (66%) in 2013. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $40,030 for 2013 as compared to $28,094 for 2012, primarily due to an increase in capital raising activities for healthcare and biotechnology companies and offerings of yield-oriented equities. Strategic advisory services revenue was $1,961 for 2013 as compared to $1,184 for 2012.

The $3,748 (347%) increase in principal transactions revenue in 2013 as compared to 2012 was primarily attributable to our Ladenburg segment, which had an increase of $3,580 (334%), due to growth in the value of the firm's investments of $1,338 and fixed income trading of $1,980. We established a fixed income trading desk at our Ladenburg subsidiary in November 2012 to serve our financial advisors and their customers.

The $2,040 (43%) increase in interest and dividends revenue for 2013 as compared to 2012 was primarily due to a cash sweep program rebate from our primary clearing firm. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. Our current cash sweep program expires in December 2014. If we are unable to negotiate a new agreement under similar terms, we expect that interest and dividends revenue would decrease.

See "Item 1A. - Significant interest rate changes and the expiration of our current cash sweep agreement could affect our profitability and financial condition."

The $15,876 (28%) increase in service fees and other income in 2013 as compared to 2012 was primarily attributable to increases at our independent brokerage and advisory services segment in sponsor revenues of $7,367, miscellaneous trading services revenue of $5,326, trading-related fees of $2,493 and conference revenue of $298. Also, we received $553 in settlement of a claim at Securities America during 2013.

The $96,517 (20%) increase in commissions and fees expense for 2013 as compared to 2012 was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earn additional compensation based on the revenue produced.

The $15,195 (19%) increase in compensation and benefits expense for 2013 as compared to 2012 was primarily due to an increase of $9,305 in compensation expense in the Ladenburg segment, of which $7,918 was directly related to the increase in revenues. Our independent brokerage and advisory services and corporate segments had increases in compensation expense of $5,890 as a result of increased revenues and profitability.

The $2,022 (43%) increase in non-cash compensation expense for 2013 as compared to 2012 was primarily attributable to an increase of $1,975 from stock option grants to Securities America financial advisors in connection with the 2011 acquisition. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants contributed to the increase in our non-cash compensation expense.

The $1,675 (17%) increase in brokerage, communication and clearance fees expense for 2013 as compared to 2012 was primarily due to an increase of $1,189 in our independent brokerage and advisory services segment. Also, Ladenburg experienced increases in trading systems and news and quote services expense of $444 in 2013 due to the addition of institutional salespersons and its fixed income trading desk. Clearing expense for the 2013 period at Ladenburg and Securities America was reduced by clearing expense credits provided by our primary clearing firm, which primarily expired in the fourth quarter of 2013. As a result, we expect clearing expense to increase in future periods.

The $311 (5%) decrease in rent and occupancy, net of sublease revenue for 2013 as compared to 2012 was primarily attributable to a decrease of $493 in our independent brokerage and advisory services segment due to the closing of four Securities America locations.

The $815 (10%) increase in professional services expense for 2013 as compared to 2012 was primarily attributable to a $363 increase in professional services expense in our Ladenburg segment and a $355 increase in professional services expense in our corporate segment.

The $9,103 (37%) decrease in interest expense for 2013 as compared to 2012 resulted from decreased average debt balances and decreased average interest rates. An average debt balance of approximately $138,691 was outstanding for the 2013 period, as compared to an average debt balance outstanding of approximately $209,066 for the 2012 period. The average interest rate was 10.5% for the 2013 period as compared to 10.7% for the 2012 period. The twelve months ended December 31, 2013 average loan balance declined as a result of the prepayment of $136,350 of debt during 2013 with a portion of the proceeds from our offerings of Series A Preferred Stock, which we expect will significantly reduce interest expense in future periods. We intend to continue to prepay this indebtedness with future proceeds, if any, from our at-the-market offering of Series A Preferred Stock and cash flows from operations.

The $746 (5%) decrease in depreciation and amortization expense for 2013 as compared to 2012 was primarily due to a $683 decrease in depreciation and amortization in our independent brokerage and advisory services segment. Depreciable assets added in 2007 for Securities America's data center were fully depreciated and not present in the 2013 period. Also, the twelve months ended December 31, 2012 period included the write-off of other depreciable assets as a result of the consolidation of certain investment advisory subsidiaries of Securities America.

The $4,547 in extinguishment of debt expense for 2013 relates to the prepayment in 2013 of a substantial portion of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America.

The $8,052 (22%) increase in other expense in 2013 as compared to 2012 was primarily attributable to our independent brokerage and advisory services segment which had increases in bad debt, errors and settlement expense of $2,417, other office expenses of $1,356, license and registration expense of $1,074, conference expense of $602, travel, meals and entertainment of $308 and deferred compensation plan expense of $275, partially offset by decreases in advertising expense of $268 and insurance expense of $223. Also, our Ladenburg segment had increases in errors and settlement expense of $978, expenses associated with the relocation of Ladenburg's New York office of $386 and other office expenses of $753 in 2013.

We had an income tax expense of $2,926 in 2013 as compared to an income tax expense of $1,462 in 2012. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2013 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for 2013 and 2012 did not bear a customary relationship to effective tax rates, primarily as a result of a tax provision related to amortization of goodwill for tax purposes and the change in the valuation allowance against the net deferred tax asset.

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

The $129 (11%) increase in principal transactions revenue in 2012 as compared to 2011 was primarily attributable to the addition of a fixed income trading group in the fourth quarter of 2012 at our Ladenburg subsidiary to serve our financial advisors and their customers.

The $3,747 (365%) increase in interest and dividends revenue for 2012 as compared to 2011 was primarily due to an increase of $3,679 from Securities America. Changes in interest and dividends revenue are dependent upon changes in prevailing interest rates and asset levels.

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

The $17,998 (275%) increase in interest expense for 2012 as compared to 2011 resulted from increased average debt balances following the Securities America acquisition and increased average interest rates. An average debt balance of approximately $209,066 was outstanding for the 2012 period, as compared to an average outstanding debt balance of approximately $58,075 for the 2011 period. The average interest rate was 10.7% and 10.5% for the 2012 and 2011 periods, respectively.

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

Liquidity and Capital Resources

Approximately 25% of our total assets at December 31, 2013 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp and Ladenburg is subject to the Net Capital Rule. Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2013, Securities America’s regulatory net capital of $10,968, exceeded minimum net capital requirements of $250 by $10,718. At December 31, 2013, Triad’s regulatory net capital of $4,262 exceeded minimum net capital requirements of $1,115 by $3,147. At December 31, 2013, Investacorp’s regulatory net capital of $5,052, exceeded minimum net capital requirements of $339, by $4,713. At December 31, 2013, Ladenburg’s regulatory net capital of $12,573 exceeded minimum net capital requirements of $250, by $12,323. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt. See Item 1A. “Risk Factors — Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators” above.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At December 31, 2013, Premier Trust had stockholders’ equity of $1,319, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. On May 24, 2013, we completed a public offering of 4,600,000 shares of our Series A Preferred Stock. On May 31, 2013 we completed the offering of an additional 690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. The total gross proceeds from the offering were $132,250, before deducting the underwriting discount and offering expenses.

We also commenced an at-the-market offering on June 28, 2013 under which we sold 899,497 shares of Series A Preferred Stock, which provided net proceeds of $21,651 during the twelve months ended December 31, 2013. From January 1, 2014 through March 7, 2014, we sold an additional 469,716 shares of Series A Preferred Stock, which provided net proceeds of $10,601.

We used the net proceeds from the Series A Preferred Stock offerings to prepay $110,850 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America, and to repay the outstanding borrowings (approximately $39,300) under our $40,000 revolving credit agreement. As a result of such repayment, $40,000 became available for borrowing under such revolving credit agreement. We intend to continue to prepay this indebtedness with future proceeds, if any, from our at-the-market offering of Series A Preferred Stock and cash flows from operations.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. At December 31, 2013, we had no outstanding balance under the revolving credit agreement, a net decrease of $25,500 from December 31, 2012. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty.

On November 6, 2013, our subsidiary, Securities America Financial Corporation, which is the parent of Securities America, entered into a loan agreement with a third-party financial institution for a term loan in the aggregate principal amount of approximately $1.7 million. The term loan bears interest at 5.5%, has a 54-month term and is secured by Securities America’s non-forgivable financial advisor note portfolio. Pursuant to this loan agreement, up to $1,500 aggregate principal amount of additional loans is available, subject to certain conditions. Any additional loans would bear interest at 5.5% per annum. At December 31, 2013, $1,681 was outstanding under this loan.

We believe our existing assets, sales of securities, including possible sales under our at-the-market offering, and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels. We are currently in compliance with all debt covenants in our debt agreements.

Cash provided by operating activities for 2013 was $20,874, which primarily consisted of our net loss of $522, adjusted for non-cash expenses, increases in accrued compensation, commissions and fees payable, accounts payable and accrued liabilities, and deferred compensation liability, partially offset by increases in receivables from clearing brokers, other receivables, net, securities owned, at fair value , cash surrender value of life insurance and other assets. In 2012, cash provided by operating activities was $7,648 primarily due to our net loss adjusted for non-cash expenses, an increase in other receivables, net, receivables from other broker-dealers and other assets, and a decrease in securities sold, but not yet purchased, partially offset by an increase in securities owned at fair value, and receivables from clearing brokers and an increase in accrued compensation and commissions and fees payable.

Investing activities used $7,023 for 2013, primarily due to the purchase of furniture, equipment and leasehold improvements. In 2012, investing activities used $5,930, primarily due to the purchase of furniture, equipment and leasehold improvements and $552 used for asset acquisitions by Securities America.

Financing activities provided $1,044 for 2013, primarily due to the issuance of the Series A Preferred Stock and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan and third party investment in a noncontrolling interest, partially offset by loan repayments of outstanding notes related to the Securities America acquisition, repayment of the outstanding balance on our revolving credit agreement, payment of dividends on our Series A Preferred Stock and common stock repurchases. In 2012, financing activities provided $2,119, primarily due to loan re-borrowings under our revolving credit agreement and the issuance of common stock upon option exercises and under the employee stock purchase plan, partially offset by repayments of notes payable and common stock repurchases.

At December 31, 2013, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $26,697 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $6,882 through such date. See Item 1A. “Risk Factors — A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations”.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through December 31, 2013 have been paid in cash. This loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

During the twelve months ended December 31, 2013, we prepaid $110,850 of the November 2011 loan with proceeds from the Series A Preferred Stock offerings. These prepayments included the installments of the notes that would have been due on December 31, 2014 and December 31, 2015.

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

On November 4, 2011, NFS provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We will expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the period ending November 4, 2013 and 2012.

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

In connection with the entering into the new forgivable loan in 2011, Securities America and our other broker-dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2013 for the 2009 and 2011 forgivable loans. Accordingly, we recognized income in 2013 of $3,929 and $1,067 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans were reduced to an aggregate of $14,285. We recognized income in 2013 of $3,929 and $1,067, and 2012 of $3,929 and $1,365 and in 2011 of $1,429 and $450 from the forgiveness of principal and interest, respectively.

In November 2011, as part of the amendment of Ladenburg’s clearing agreement with NFS, NFS agreed to provide an annual credit of $1,000 to Ladenburg for a five-year period. Ladenburg received such credits in November 2012 and November 2013. Such expense reduction must be repaid pro-rata if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financial statements.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum and is payable quarterly and matures in September 2015. The outstanding balance of this note at December 31, 2013 was $450.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. As of December 31, 2013, 3,749,757 shares had been repurchased for $6,089 under the program, including 767,790 shares in 2013. On August 15, 2013, we purchased 3,000,000 shares of our common stock at a price of $1.67 per share in a privately-negotiated transaction, which was not made pursuant to our stock repurchase program.

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

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2013 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Notes payable under November 2011 financing(1)	$62,060	$5,484	$56,576	$—	$—
Revolving credit agreement with affiliate of our principal shareholder(2)	—	—	—	—	—
Notes payable to clearing firm under forgivable loans(3)	16,523	2,625	2,792	11,106	—
Note payable to a subsidiary of Premier Trust’s former shareholder(4)	479	274	205	—	—
Operating leases(5)	26,697	10,050	12,262	4,385	—
Deferred compensation plan(6)	19,056	688	1,928	850	15,590
Note payable to American National Bank(7)	1,896	430	861	605	—
Total	$126,711	$19,551	$74,624	$16,946	$15,590

(1)	Notes bear interest at 11% per annum and are payable quarterly. See Note 12 to our consolidated financial statements.

(2)
The revolving credit agreement has an August 25, 2016 maturity date and bears interest at a rate of 11.0% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 12 to our consolidated financial statements.

(3)
The 2009 NFS forgivable loan ($3,571 at December 31, 2013) bears interest at prime plus 2% per annum and the 2011 NFS forgivable loan ($10,715 at December 31, 2013) bears interest at federal funds rate plus 6% per annum and is payable in 7 annual installments if not forgiven. See Note 12 to our consolidated financial statements.

(4)	Note bears interest at 6.5% per annum and is payable in 20 quarterly installments. See Note 12 to our consolidated financial statements.

(5)	Excludes sublease revenues of $6,882. See Note 13 to our consolidated financial statements.

(6)	See Note 10 to our consolidated financial statements.

(7)	Note bears interest at 5.5% per annum and is payable in 54 monthly installments. See Note 12 to our consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 12, 2014 beginning on page F-1 of this report which are incorporated by reference in this Item 8.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2013.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2013 as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ladenburg Thalmann Financial Services Inc.

We have audited Ladenburg Thalmann Financial Services Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ladenburg Thalmann Financial Services Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ladenburg Thalmann Financial Services Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP
New York, New York

March 12, 2014

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1):  Index to 2013 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 12, 2014, appear beginning on page F-1 of this report.

(a)(2):  Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3):  Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
3.1	Articles of Incorporation	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1
3.4	Articles of Amendment to the Articles of Incorporation, dated May 9, 2013.	W	3.1
3.5	Articles of Amendment to Articles of Incorporation, dated May 21, 2013.	X	3.6
3.6	Articles of Amendment to Articles of Incorporation, dated June 20, 2013.	Y	3.1
3.7	Amended and Restated Bylaws	D	3.2
4.1	Form of common stock certificate	A	4.1
4.2	Form of Promissory Note, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement.	S	10.2
4.3	Form of Warrant, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement.	S	4.1
4.4	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate.	X	4.1
10.1	Amended and Restated 1999 Performance Equity Plan.*	F	4.1
10.2	2009 Incentive Compensation Plan.*	O	Exhibit A
10.3	Ladenburg Thalmann Financial Services Inc. Amended and Restated Qualified Employee Stock Purchase Plan.*	G	Exhibit A
10.4	Office Lease dated March 30, 2007 between Ladenburg Thalmann & Co., Inc. and Frost Real Estate Holdings, LLC.	H	10.1
10.5	Amendment and Lease Extension Agreement, dated as of March 8, 2013, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	V	10.1
10.6	Warrant issued to BroadWall Capital LLC.	I	10.1
10.7	Form of Stock Option Agreement issued to employees of BroadWall.	I	10.2
10.8	Letter Agreement, dated February 8, 2012, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd.	J	10.1
10.9	Form of Warrant issued to the stockholders of Telluride Holdings, Inc.	K	10.2
10.10	Amendment to Employment Agreement, dated as of Sept. 1, 2006 between the Company, Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*	L	10.3
10.11	Letter Agreement, dated as of January 19, 2011, between the Company and Mark Zeitchick.*	Q	10.1
10.12	Letter Agreement dated as of December 15, 2011, between the Company and Mark Zeitchick.*	T	10.21
10.13	Non-Plan Option Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard.	E	10.2
10.14	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement.	E	10.3
10.15	Employment Letter, dated as of January 30, 2013, by and between Ladenburg Thalmann Financial Services Inc. and Joseph Giovanniello, Jr. *	U	10.1
10.16	Employment Letter dated as of February 8, 2008 between the Company and Brett Kaufman.*	M	10.1
10.17	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	R	2.1
10.18	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	P	10.1
10.19	Employment Letter, dated as of December 15, 2011, between the Company and Adam Malamed.*	T	10.27

10.20	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto.	E	4.1
10.21	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009.	N	4.2
10.22	Amendment No. 2 to Credit Agreement, dated August 16, 2011, by and between the Company and Frost Nevada Investments Trust.	R	10.1
10.23	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	N	4.1
10.24	First Amendment, dated November 4, 2011, to Forgivable Loan Agreement between the Company and National Financial Services LLC.	T	10.32
10.25	Forgivable Loan Agreement, dated as of November 4, 2011, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	T	10.33
10.26	Loan Agreement, dated November 4, 2011, by and among the Company and the lenders party thereto	S	10.1
10.27	Equity Distribution Agreement, dated June 24, 2013, between Ladenburg Thalmann Financial Services, Inc. and Mitsubishi UFJ Securities (USA), Inc., as representative of the Sales Agents listed on Schedule I thereto.	Y	1.1
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*	**
21	List of Subsidiaries	**	—
23.1	Consent of EisnerAmper LLP	**	—
24	Power of Attorney	***	—

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
101.INS	XBRL Instance Document	**	—
101.SCH	XBRL Taxonomy Extension Schema	**	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	**	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**	—

*	Management Compensation Contract

**	Filed herewith

***	Contained on the signature page hereto

****	Furnished herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Definitive proxy statement filed with the SEC on August 27, 2012 relating to the annual meeting of shareholders held on September 28, 2012.

H.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

I.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

J.	Current report on Form 8-K, dated February 8, 2012 and filed with the SEC on February 10, 2012.

K.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.

L.	Current report on Form 8-K/A dated September 6, 2006 and filed with the SEC on October 24, 2006.

M.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

N.	Quarterly report on Form 10-Q for the quarter ended September 30, 2009.

O.	Definitive proxy statement filed with the SEC on July 20, 2009 relating to the annual meeting of shareholders held on August 27, 2009.

P.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.

Q.	Current report on Form 8-K, dated January 19, 2011 and filed with the SEC on January 25, 2011.

R.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.

S.	Current report on Form 8-K, dated November 4, 2011 and filed with the SEC on November 9, 2011.

T.	Annual report on Form 10-K, for the year ended December 31, 2011.

U	Current Report on Form 8-K, filed with the SEC on February 4, 2013

V.	Current Report on Form 8-K, filed with the SEC on March 8, 2013.

W.	Current Report on Form 8-K, filed with the SEC on May 15, 2013.

X.	Registration Statement on Form 8-A, filed with the SEC on May 24, 2013.

Y.	Current Report on Form 8-K, filed with the SEC on June 25, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)
Dated: March 12, 2014
By:	/s/ Brett H. Kaufman
Name: Brett H. Kaufman
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2014.

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

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

ITEMS 8 and 15(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS
Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated balance sheets of Ladenburg Thalmann Financial Services, Inc., (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services, Inc., as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ EisnerAmper LLP

New York, New York

March 12, 2014

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$50,329	$35,434
Securities owned, at fair value	4,789	2,078
Receivables from clearing brokers	31,391	16,973
Receivables from other broker-dealers	2,126	2,149
Notes receivable from financial advisors, net	31,751	39,148
Other receivables, net	21,687	20,534
Fixed assets, net	15,866	13,199
Restricted assets	570	320
Intangible assets, net	76,251	87,988
Goodwill	90,501	90,578
Unamortized debt issue cost	1,069	1,768
Cash surrender value of life insurance	12,370	11,207
Other assets	22,120	16,753

Total assets	$360,820	$338,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$83	$292
Accrued compensation	20,098	12,017
Commissions and fees payable	32,800	31,570
Accounts payable and accrued liabilities	19,846	13,735
Deferred rent	1,871	1,977
Deferred income taxes	7,499	6,545
Deferred compensation liability	19,056	17,955
Accrued interest	1,506	4,838
Notes payable, net of $1,618 and $7,120 unamortized discount in 2013 and 2012, respectively	64,648	197,979
Total liabilities	167,407	286,908

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2013 and 2,000,000 shares in 2012: 8% Series A cumulative redeemable preferred stock; 8,290,000 shares authorized; 6,189,497 shares issued and outstanding in 2013 (liquidation preference $154,737)	1	—
Common stock, $.0001 par value; authorized 600,000,000 shares in 2013 and 400,000,000 shares in 2012; shares issued and outstanding, 181,433,815 in 2013 and 183,478,872 in 2012	18	18
Additional paid-in capital	350,780	208,187
Accumulated deficit	(157,438)	(156,984)

Total shareholders’ equity of the Company	193,361	51,221

Noncontrolling interest	52	—

Total shareholders' equity	193,413	51,221

Total liabilities and shareholders' equity	$360,820	$338,129
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Commissions	$394,414	$326,132	$139,549
Advisory fees	274,018	233,672	87,865
Investment banking	41,991	29,278	27,514
Principal transactions	2,667	(1,081)	(1,210)
Interest and dividends	6,813	4,773	1,026
Service fees and other income	73,213	57,337	18,856
Total revenues	793,116	650,111	273,600
Expenses:
Commissions and fees	573,621	477,104	182,462
Compensation and benefits	95,346	80,151	52,043
Non-cash compensation	6,766	4,744	4,014
Brokerage, communication and clearance fees	11,614	9,939	7,692
Rent and occupancy, net of sublease revenue	6,289	6,600	3,813
Professional services	9,162	8,347	4,223
Interest	15,438	24,541	6,543
Depreciation and amortization	15,315	16,061	5,632
Acquisition-related expense	—	—	2,971
Amortization of retention loans	7,160	7,346	1,634
Loss on extinguishment of debt	4,547	—	—
Other	45,333	37,281	14,875
Total expenses	790,591	672,114	285,902
Income (loss) before item shown below	2,525	(22,003)	(12,302)
Change in fair value of contingent consideration	(121)	7,111	—
Income (loss) before income taxes	2,404	(14,892)	(12,302)
Income tax expense (benefit)	2,926	1,462	(16,195)
Net (loss) income	(522)	(16,354)	3,893
Net loss attributable to noncontrolling interest	(68)	—	—
Net (loss) income attributable to the Company	$(454)	$(16,354)	3,893
Dividends declared on preferred stock	(6,911)	—	—

Net (loss) income available to common shareholders	$(7,365)	$(16,354)	$3,893
Net (loss) income per share available to common shareholders (basic and diluted)	$(0.04)	$(0.09)	$0.02

Weighted average common shares used in computation of per share data:
Basic	182,295,476	183,572,582	183,023,590
Diluted	182,295,476	183,572,582	189,014,028

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2010	—	$—	183,496,492	$18	$191,424	$(144,523)	$—	$46,919
Issuance of common stock under employee stock purchase plan	—	—	58,884	—	83	—	—	83
Exercise of stock options (net of 58,474 shares tendered in payment of exercise price)	—	—	626,298	—	473	—	—	473
Exercise of warrants	—	—	132,500	—	126	—		126
Stock options granted to consultants and independent financial advisors	—	—	—	—	688	—	—	688
Stock-based compensation to employees	—	—	—	—	3,266	—	—	3,266
Cancellation of restricted stock	—	—	(5,000)	—	60	—	—	60
Repurchase and retirement of common stock	—	—	(1,056,106)	—	(1,493)	—	—	(1,493)
Warrants issued to lenders	—	—	—	—	9,428	—	—	9,428
Net income			—	—	—	3,893	—	3,893
Balance, December 31, 2011	—	$—	183,253,068	$18	$204,055	$(140,630)	$—	$63,443
Issuance of common stock under employee stock purchase plan	—	—	98,513	—	138	—	—	138
Exercise of stock options (net of 187,542 shares tendered in payment of exercise price)	—	—	693,958	—	319	—	—	319
Exercise of warrants	—	—	358,500	—	338	—	—	338
Stock options granted to consultants and independent financial advisors	—	—	—	0	1,317	—	—	1,317
Stock-based compensation to employees	—	—	—	—	3,427	—	—	3,427
Cancellation of restricted stock	—	—	(12,500)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(912,667)	—	(1,407)	—	—	(1,407)
Net loss	—	—	—	—	—	(16,354)	—	(16,354)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2012	—	$—	183,478,872	$18	$208,187	$(156,984)	$—	$51,221
Issuance of common stock under employee stock purchase plan	—	—	112,646	—	201	—	—	201
Exercise of stock options	—	—	608,022	—	808	—	—	808
Exercise of warrants, net of 224,601 shares tendered in payment of exercise price	—	—	1,002,065	—	247	—	—	247
Stock options granted to consultants and independent financial advisors	—	—	—	—	3,369	—	—	3,369
Stock-based compensation to employees	—	—	—	—	3,397	—	—	3,397
Repurchase and retirement of common stock	—	—	(3,767,790)	—	(6,446)	—	—	(6,446)
Third party investment in subsidiary	—	—	—	—	—	—	120	120
Preferred stock issued, net of underwriting discount and expenses of $6,383	6,189,497	1	—	—	147,928	—	—	147,929
Preferred Stock dividends declared and paid	—	—	—	—	(6,911)	—	—	(6,911)
Net loss	—	—	—	—	—	(454)	(68)	(522)
Balance, December 31, 2013	6,189,497	$1	181,433,815	$18	$350,780	$(157,438)	$52	$193,413

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net (loss) income	$(522)	$(16,354)	$3,893
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	121	(7,111)	—
Adjustment to deferred rent	(106)	(356)	(595)
Amortization of intangible assets	11,594	11,683	4,060
Write-off of intangible asset	143	—	—
Depreciation and other amortization	3,676	4,378	1,572
Loss on extinguishment of debt	4,547	—	—
Amortization of debt discount	1,219	1,993	39
Amortization of debt issue cost	435	478	642
Amortization of retention loans	7,160	7,346	1,634
Deferred income taxes	954	877	(16,590)
Benefit attributable to reduction of goodwill	77	71	84
Non-cash interest expense on forgivable loan	132	1,258	423
Gain on forgiveness of accrued interest under forgivable loans	(1,067)	(1,365)	(450)
Gain on forgiveness of principal of note payable under forgivable loans	(3,929)	(3,929)	(1,429)
Non-cash compensation expense	6,766	4,744	4,014
Loss on write-off of furniture, fixtures and leasehold improvements, net	430	7	—

(Increase) decrease in operating assets:
Securities owned, at fair value	(2,711)	(64)	669
Receivables from clearing brokers	(14,418)	1,426	(8,203)
Receivables from other broker-dealers	23	(1,636)	851
Other receivables, net	(1,153)	(1,661)	(6,209)
Notes receivable from financial advisors, net	237	(2,186)	(19,634)
Cash surrender value of life insurance	(1,163)	954	924
Other assets	(5,367)	(2,081)	25

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	(209)	214	58
Accrued compensation	8,081	1,518	653
Accrued interest	(2,397)	1,680	2,964
Commissions and fees payable	1,230	5,679	912
Deferred compensation liability	1,101	(746)	(833)
Accounts payable and accrued liabilities	5,990	831	(2,823)
Net cash provided by (used in) operating activities	20,874	7,648	(33,349)

Cash flows from investing activities:
Payment for business acquisition	—	(552)	—
Payment for Securities America acquisition, net of cash received	—	0	(125,685)
Purchases of fixed assets	(6,861)	(5,477)	(1,439)
Sale of fixed assets	88	—	—
Change in restricted assets	(250)	—	50
Other	—	99	—
Net cash used in investing activities	(7,023)	(5,930)	(127,074)

Cash flows from financing activities:
Issuance of Series A preferred stock	147,929	—	—
Issuance of common stock	1,256	795	682
Series A preferred stock dividends paid	(6,911)	—	—
Repurchases of common stock	(6,446)	(1,407)	(1,493)
Issuance of notes payable and warrants	1,709	—	175,700
Principal repayments on notes payable	(111,113)	(219)	5,600
Principal (repayments) borrowings under revolving credit facility, net	(25,500)	2,950	(1,492)
Third party investment in subsidiary	120	—	—
Net cash provided by financing activities	1,044	2,119	178,997
Net increase in cash and cash equivalents	14,895	3,837	18,574
Cash and cash equivalents, beginning of period	35,434	31,597	13,023
Cash and cash equivalents, end of period	$50,329	$35,434	$31,597

Supplemental cash flow information:
Interest paid	$16,034	$22,968	$2,461
Taxes paid	544	488	$372

Acquisition of Securities America:
Assets acquired	—	—	$232,059
Liabilities assumed	—	—	(74,948)
Net assets acquired	—	—	157,111
Fair value of contingent earnout	—	—	(7,111)
Cash paid in acquisition	—	—	150,000
Cash acquired in acquisition	—	—	(24,315)
Net cash paid in acquisition	—	—	$125,685
Acquisition of business:
Assets acquired	—	$1,364	—
Liabilities assumed	—	—	—
Net assets acquired	—	1,364	—
Fair value of contingent earnout	—	(812)	—
Cash paid in acquisition	—	$552	—

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1. Description of Business

Ladenburg Thalmann Financial Services Inc. (the “Company”or "LTS") is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’) and Premier Trust, Inc. (‘‘Premier Trust’’).

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for one subsidiary organized in 2013, which is 80% owned, after elimination of all significant intercompany balances and transactions.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2013 and 2012 consist of money market funds which are carried at fair value of $19,631 and $8,882, respectively. Fair value is based on quoted prices in active markets (Level 1).

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

Revenue Recognition

Commissions revenue results from transactions in equity securities, mutual funds, variable and other financial products and services. Most of the commission and advisory fee revenue generated by the Company's independent contractor financial advisors is paid to the advisors as commissions and fees for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. The Company recognizes front-end sales commmission revenue and related clearing and other expenses on transactions introduced to its clearing broker on a trade date basis. The Company also recognizes front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes 12b-1 fees, and fixed and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by the Company based on a percentage of the current market value of clients' investment holding in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

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

Service fees and other income principally includes amounts charged to independent financial advisors for processing of securities trades and for providing administrative and compliance services and also includes marketing allowances earned from product sponsor programs. All such amounts are recorded as earned.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Goodwill

Goodwill, which was recorded in connection with acquisitions of subsidiaries (see Notes 3 and 8), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon forecasted future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step quantitative impairment test.

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption was permitted). The Company adopted the amended accounting guidance effective as of January 1, 2013, which did not have any impact on the Company's 2013 financial statements.

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

The Company paid Ameriprise $150,000 in cash at closing and agreed to pay to Ameriprise, if earned, a cash earn-out over two years, subject to a maximum of $70,000, calculated based on a percentage of the amount, if any, by which SAFC’s consolidated gross revenue and cash spread, as defined, for the years ended December 31, 2012 and 2013 exceeded certain levels. No earn-out was earned for 2012 or 2013. The purchase price, together with related cash requirements, was financed through various loans (see Note 12).

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

The total acquisition date fair value of the consideration transferred (“Purchase Price”) was $157,111, which included $7,111 for the estimated acquisition date fair value of the earn-out. Also, the stock purchase agreement provided for a purchase price adjustment based on the working capital of Securities America at the date of acquisition. As of December 31, 2012, such adjustment was finalized and resulted in the Company receiving an additional $99. Legal and other acquisition-related costs of approximately $2,971 were incurred and charged to expense during 2011.

The acquisition date fair value of consideration transferred (the “purchase price”) was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed:

Cash	$24,315
Receivables	34,083
Identifiable intangible assets	76,458
Goodwill	60,493	*
Cash surrender value of life insurance	13,085
Other assets	22,591
Total assets acquired	231,025
Commissions and fees payable	(15,714)
Accounts payable and accrued liabilities	(14,267)
Deferred compensation liability	(19,534)
Deferred taxes payable, net	(19,604)	*
Deferred fees payable	(4,894)
Total liabilities assumed	(74,013)
Total purchase price	$157,012

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Year Ended December 31, 2011
Total revenue	$658,104
Net loss	$(45,133)
Basic and diluted loss per share	$(0.25)
Weighted average common shares outstanding – basic and diluted	183,023,590

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

Other

In December 2012, Securities America purchased certain assets of a broker-dealer having independent financial advisors that was deemed to be a business acquisition. The consideration for the transaction was $1,364, consisting of cash of $552 and contingent consideration having a fair value of $812, for which a liability was recognized based on the estimated acquisition date fair value of the potential earn-out. The liability was valued using an income based approach based on discounting to present value the earn-out’s probability weighted expected payout using three earn-out scenarios. The fair value measurement of the earn-out which relates to a four-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. Results of operations of the acquired broker-dealer are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results were not presented.

Set forth below are changes in the carrying value of contingent consideration included in accounts payable and accrued liabilities.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2011	$7,111
Change in fair value of contingent consideration	(7,111)
Fair value of contingent consideration in connection with 2012 acquisition	812
Fair value of contingent consideration as of December 31, 2012	$812
Payments	(344)
Change in fair value of contingent consideration	121
Fair value of contingent consideration as of December 31, 2013	$589

As a result of decreases in projected revenues based on actual revenues generated by Securities America for the year ended December 31, 2012, the estimated fair value of the earn-out decreased by $7,111, which is included in the results of operations in 2012. The estimated fair value of the earn-out related to the acquisition made in 2013 increased $121, which is included in the results of operations for 2013.

4. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased as of December 31, 2013 and 2012 were as follows:

	Securities Owned	Securities Sold, But Not Yet Purchased
December 31, 2013
Certificates of deposit	$24	$—
Debt securities	1,402	(46)
U.S. Treasury notes	1	—
Common stock and warrants	689	(33)
Restricted common stock and warrants	725	(4)
Other investments	1,948	—
Total	$4,789	$(83)

December 31, 2012
Certificates of deposit	$14	$—
Debt securities	1,098	(123)
U.S. Treasury notes	—	(99)
Common stock and warrants	384	(70)
Restricted common stock and warrants	582	—
Total	$2,078	$(292)

As of December 31, 2013 and December 31, 2012, approximately $4,014 and $1,787, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

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

Securities are carried at fair value and classified as follows:

	December 31, 2013
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$24	$—	$—	$24
Debt securities	—	1,402	—	1,402
U.S. Treasury notes	—	1	—	1
Common stock and warrants	689	725	—	1,414
Other investments	—	1,948	—	1,948
Total	$713	$4,076	$—	$4,789

	December 31, 2013
Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(46)	$—	$(46)
Common stock and warrants	(33)	(4)	—	(37)
Total	$(33)	$(50)	$—	$(83)

	December 31, 2012
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$14	$—	$—	$14
Debt securities	—	1,098	—	1,098
Common stock and warrants	384	582	—	966
Total	$398	$1,680	$—	$2,078

	December 31, 2012
Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(123)	$—	$(123)
U.S. Treasury notes	—	(99)	—	(99)
Common stock and warrants	(70)	—	—	(70)
Total	$(70)	$(222)	$—	$(292)

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.
Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. As of December 31, 2013 and December 31, 2012, the fair values of the warrants were $534 and $160, respectively, and are included in common stock and warrants (level 2) above.
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
Other investments consist principally of equity interests in Real Estate Investment Trusts, which are valued based on broker-dealer quotations and pricing available from buyers in the secondary market (see Note 13 - Litigation and Regulatory Matters).

5. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule. At December 31, 2013, Securities America had regulatory net capital of $10,968, which was $10,718 in excess of its required net capital of $250. At December 31, 2013, Ladenburg had regulatory net capital of $12,573, which was $12,323 in excess of its required net capital of $250.

Triad and Investacorp have elected to compute net capital using the traditional method under the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and a ratio of aggregate indebtedness to net capital that may not exceed 15 to 1. At December 31, 2013, Triad had net capital of $4,262, which was $3,147 in excess of its required net capital of $1,115. Triad’s net capital ratio was 3.9 to 1. At December 31, 2013, Investacorp had net capital of $5,052, which was $4,713 in excess of its required net capital of $339. Investacorp’s net capital ratio was 1.0 to 1.

Securities America, Triad, Investacorp and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At December 31, 2013, Premier Trust had stockholders’ equity of $1,319, including at least $250 in cash.

6.  Fixed Assets

Components of fixed assets, net included in the consolidated statements of financial condition were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2013	2012
Cost:
Leasehold improvements	$3,839	$4,763
Computer equipment	10,469	10,009
Furniture and fixtures	1,432	1,658
Other	9,392	7,446
	25,132	23,876
Less: accumulated depreciation and amortization	(9,266)	(10,677)
Total	$15,866	$13,199

7.  Intangible Assets

At December 31, 2013 and 2012, intangible assets subject to amortization consisted of the following:

		December 31, 2013		December 31, 2012
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	1 & 7.7	$21,422	$6,359	$21,422	$3,621
Relationships with financial advisors	20, 10.2 & 9.2	68,688	17,554	68,688	11,523
Vendor relationships	7	3,613	2,998	3,613	2,482
Covenants not-to-compete	5 & 2.2	1,773	1,735	1,773	1,551
Customer accounts	10 & 6.9	2,029	1,266	2,029	1,017
Trade names	10 & 7.2	12,290	3,716	12,290	2,002
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6.4	861	861	1,004	730
Referral agreement	6.6	124	64	124	43
Other	6	67	63	67	53
Total		$113,453	$37,202	$113,596	$25,608

Aggregate amortization expense amounted to $11,594, $11,683 and $4,060 for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, the Company wrote off $143 of the unamortized balance of a lease intangible. The weighted-average amortization period for total amortizable intangibles at December 31, 2013 is 8.04 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

2014	$11,219
2015	10,910
2016	10,711
2017	10,551
2018	10,477
2019 – 2027	22,383
$76,251

8.  Goodwill

Changes to the carrying amount of goodwill during the years ended December 31, 2013 and 2012 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Total
Balance as of January 1, 2012	$301	$90,860	$91,161
Benefit applied to reduce goodwill	—	(71)	(71)
Business acquisition	—	522	522
Adjustment related to allocation of Securities America purchase price	—	(935)	(935)
Reduction of purchase price for Securities America acquisition	—	(99)	(99)
Balance as of December 31, 2012	$301	$90,277	$90,578
Benefit applied to reduce goodwill	—	(77)	(77)
Balance as of December 31, 2013	$301	$90,200	$90,501

The annual impairment tests performed at December 31, 2013 and 2012, based on quantitative and qualitative assessments in 2013 and quantitative assessments in 2012, did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill.

During 2012, the Company reduced goodwill by $935, to correct an overstatement of the deferred tax liability recorded upon acquisition of Securities America, increased goodwill by $522 due to a business acquisition and reduced goodwill by $99 related to a working capital purchase price adjustment for the Securities America acquisition. For 2013 and 2012 , the carrying amount of goodwill was reduced by $77 and $71, respectively, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

9.  Notes Receivable from Financial Advisors

From time to time, the Company’s broker-dealer subsidiaries may make loans to their financial advisors. These loans are primarily given to newly recruited brokers to assist in the transition process. As described in Note 3, in connection with the Securities America acquisiton, the Company made retention loans aggregating $20,000 to Securities America’s financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 8.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2021. The notes are amortized over the forgiveness period which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of December 31, 2013 and 2012, the allowance amounted to $419 and $628, respectively.

The net carrying value of notes receivable, which are recorded at cost, as of December 31, 2013 and 2012 was $31,751 and $39,148, respectively, which approximates fair value. Fair value is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted present value amount (Level 2 inputs).

10. Deferred Compensation Plan

Securities America has a deferred compensation plan which allowed certain members of management and qualified, financial advisors to defer a portion of their compensation and commissions. Participants were able to elect various distribution options, but must be a plan participant for five years before any distributions can be made. Securities America has purchased variable life insurance contracts with cash surrender values that are designed to replicate the gains and losses of the deferred compensation liability and are held in a consolidated Rabbi Trust. The cash surrender values of the life insurance contracts held in the Rabbi Trust are intended to informally fund a portion of the deferred compensation liability. Securities America is the owner and beneficiary of these policies, for which the aggregated cash surrender value totaled $12,370 and $11,207 as of December 31, 2013 and 2012, respectively. The deferred compensation liability of $19,056 and $17,955 as of December 31, 2013 and 2012, respectively, reflects the current value of the deferred compensation benefits, which is subject to change

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

with market value fluctuations. The deferred compensation liability is equal to the theorized value of the underlying employee investment fund elections in the plan. Changes in the value of the assets or liabilities are recognized in the consolidated statements of operations.

11.  Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company is on a tax year ending December 31st.

Income taxes consist of the following:

	Federal	State and Local	Total
2013:
Current	$403	$1,492	$1,895
Deferred	731	223	954
Benefit applied to reduce goodwill	—	77	77
	$1,134	$1,792	$2,926
2012:
Current	$—	$514	$514
Deferred	527	350	877
Benefit applied to reduce goodwill	—	71	71
	$527	$935	$1,462
2011:
Current	$—	$311	$311
Deferred	(14,066)	(2,524)	(16,590)
Benefit applied to reduce goodwill	—	84	84
	$(14,066)	$(2,129)	$(16,195)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income (loss) as a result of the following differences:

	2013	2012	2011
Income (loss) before income taxes	$2,404	$(14,892)	$(12,302)
Expense (benefit) under statutory U.S. tax rates	817	(5,063)	(4,183)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	(272)	8,500	(12,600)
Change in fair value of contingent consideration, not taxable	41	(2,844)	—
Other nondeductible items	1,085	346	129
State taxes, net of federal benefit	1,183	340	206
Other, net	72	183	253
Income tax expense (benefit)	$2,926	$1,462	$(16,195)

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

Deferred tax amounts are comprised of the following at December 31:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforwards	$28,806	$35,241	*
AMT credit carryforward	706	303
Accrued expenses	3,380	1,697
Compensation and benefits	15,167	12,934
Deferred compensation liability	7,299	6,877
Fixed assets	(41)	384	*
Other	—	18
Unrealized gain	649	936
Intangibles	(20,496)	(22,807)	*
Goodwill	(6,578)	(5,465)
	28,892	30,118	*
Valuation allowance	(36,391)	(36,663)	*
Net deferred taxes	$(7,499)	$(6,545)

*Includes increases in both deferred tax assets and valuation allowance of $2,656 from amounts previously reported related to fixed assets. In addition, includes adjustments of $2,378 to the net operating loss carryforwards and intangibles.

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

Realization of deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to goodwill, which is amortized for tax purposes, will reverse when goodwill is disposed of or impaired. Because such period is not determinable and, based on available evidence, management was unable to determine that realization of the deferred tax assets was more likely than not, management has provided a valuation allowance at December 31, 2013 and 2012 to fully offset the deferred tax assets.

At December 31, 2013, the Company and its subsidiaries had a consolidated net operating loss carryforward of approximately $80,000 for federal income tax purposes expiring in various years from 2021 through 2032. The annual utilization of the net operating loss carryforwards may be limited in future years due to the change in ownership provisions prescribed by Section 382 of the U.S. Internal Revenue Code. Goodwill for tax purposes recognized in connection with the acquisition of Triad by the Company, all of which is tax deductible, exceeded the amount of goodwill recognized in the financial statements. Authoritative accounting guidance in effect when the acquisition was consummated requires the tax benefit for the excess goodwill to be recognized when realized and applied first to reduce goodwill and thereafter reduce non-current intangible assets with the remaining benefit recognized as a reduction of income tax expense. The federal net operating loss carryforward at December 31, 2013 includes $1,953 applicable to amortization of excess tax goodwill. Upon utilization of the carryforward the related tax benefit will be applied to reduce goodwill. The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2013.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

The Company’s tax years 2011 through 2013 remain open to examination by most taxing authorities. Further, tax years in which the Company generated net operating loss carryforwards are subject to examination only with respect to such net operating loss carryforwards upon utilization in future years.

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

Ameriprise has disclosed that the IRS is currently auditing its U.S. income tax returns for 2008 through 2011 and further that certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2011.

12.	Notes Payable

Notes payable consisted of the following:

	December 31, 2013	December 31, 2012
Note payable under revolving credit agreement with principal shareholder	$—	$25,500
Notes payable to clearing firm under forgivable loans	14,285	18,214
Note payable to a subsidiary of Premier Trust’s former shareholder	450	685
Notes payable to finance Securities America acquisition, net of $1,618 and $7,120 of unamortized discount in 2013 and 2012, respectively	48,232	153,580
Note payable under term loan with bank	1,681	—
Total	$64,648	$197,979

The Company estimates that the fair value of notes payable was $68,908 at December 31, 2013 and $187,385 at December 31, 2012 based on then current interest rates at which similar amounts of debt could currently be borrowed (Level 2 inputs). As of December 31, 2013, the Company was in compliance with all debt covenants in its debt agreements.

Revolving Credit Agreement

On October 19, 2007, in connection with the Investacorp acquisition, the Company entered into a $30,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of the Company’s chairman of the board and principal shareholder, and borrowed $30,000. Borrowings under the Frost Gamma credit agreement bear interest at a rate of 11% per annum, payable quarterly. Frost Gamma received a one-time funding fee of $150. On August 25, 2009, the revolving credit agreement was amended to extend the maturity date to August 25, 2016. In connection with the Securities America acquisition, on August 16, 2011, the Company entered into a second amendment to the revolving credit agreement, under which available borrowings were increased by $10,000 to an aggregate of $40,000. In 2013, the Company used a portion of the net proceeds from the sale of Series A Preferred Stock to repay the outstanding balance (approximately $39,300) under the revolving credit agreement. At December 31, 2013, the Company had no outstanding balance under the revolving credit agreement.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

NFS Forgivable Loans

On November 4, 2011, the primary clearing firm of the Company's subsidiaries, National Financial Services LLC (“NFS”), a Fidelity Investments® company, provided the Company with a seven-year, $15,000 forgivable loan. The Company used the forgivable loan proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum (6.8% at December 31, 2013). If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, the Company may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. In 2013, principal and interest of $2,143 and $787, respectively, were forgiven. Upon meeting annual revenue targets, principal and interest of $2,143 and $919 respectively, in 2012, were forgiven and included in other income.

In connection with the entering into the new forgivable loan, Securities America and the Company’s other broker-dealer subsidiaries amended their clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, the Company and NFS amended the terms of the 2009 forgivable loan made by NFS to the Company such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without the Company being required to satisfy the annual clearing revenue targets previously established. Interest on the 2009 loan accrues at the prime rate plus 2% (5.25% at December 31, 2013). Upon meeting annual revenue targets, principal and interest, respectively, of $1,786 and $280 in 2013, $1,786 and $446 in 2012 and $1,429 and $450 in 2011, were forgiven and included in other income.

The Company has expensed, and will continue to expense, interest under the loan agreements prior to forgiveness.

The forgivable loan agreements contain covenants, including limitations on the incurrence of additional indebtedness, maintenance of minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreements may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreements are secured by the Company’s, but not its subsidiaries’, deposits and accounts held at NFS or its affiliates, which amounted to $3,276 at December 31, 2013.

Premier Trust Note

On September 1, 2010, as part of the consideration paid for Premier Trust, the Company issued a four-year, non-negotiable promissory note in the aggregate principal amount of $1,161 to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum and is payable in 15 equal quarterly installments.

Securities America Notes

On November 4, 2011 (the “Closing Date”), in connection with the Securities America acquisition, the Company entered into a loan agreement with various lenders (the “Lenders”), under which the Lenders provided a loan to the Company in an aggregate principal amount of $160,700 (the "November 2011 Loan"), a portion of which was used to fund the cash purchase price payable on the Closing Date. Interest on the November 2011 Loan is payable quarterly at 11% per annum. The Company may elect to pay interest in kind with the consent of certain Lenders. The remaining balance of the loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. The Company may voluntarily repay the loan at any time without premium or penalty. The notes issued under the loan rank senior in right of payment to all of the Company's indebtedness incurred after the Closing Date and will rank at least equal in right of payment with the claims of all of the Company's existing unsecured and unsubordinated creditors. Also, so long as amounts remain outstanding and unpaid under such notes, the Company may not, without the consent of the Lenders, create, incur or suffer to exist any indebtedness for borrowed money (other than existing indebtedness as the same may be amended or extended, or trade payables incurred in the ordinary course of business) that is not subordinated in all respects to the indebtedness under such notes. The notes contain customary events of default, which, if uncured, permit the Lenders to accelerate the maturity date

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

of the loan. On the Closing Date, the Company paid a one-time aggregate funding fee of $804 to the Lenders and issued warrants to purchase an aggregate of 10,713,332 shares of the Company's common stock. The Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of the Company’s common stock on the Closing Date. The Warrants may be exercised in cash, by net exercise or pursuant to a Lender’s surrender of all or a portion of the principal amount of such Lender’s note.

The warrants were valued at $9,428 utilizing the Black-Scholes option pricing model using the following inputs:

Dividend yield	—%
Expected volatility	62.19%
Risk-free interest rate	0.88%
Expected life (in years)	5

The value of the warrants were credited to Additional Paid-in Capital with a corresponding reduction in the carrying value of the notes as debt discount, which is being amortized over the term of the notes by the interest method.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust ("Frost Nevada"), an affiliate of the Company's chairman of the board and principal shareholder, Vector Group, Ltd. ("Vector Group"), a principal shareholder of the Company, and the Company's president and chief executive officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and the Company's president and chief executive officer were $135,000, $15,000 and $200, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock in the year ended December 31, 2013 (see Note 15) to prepay $110,850 principal amount of the $160,700 aggregate principal amount of the November 2011 Loan. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the year ended December 31, 2013 of $4,547, which included unamortized discounts and write-off of debt issue costs.

Bank Term Loan

On November 6, 2013, our subsidiary, Securities America Financial Corporation, which is the parent of Securities America, entered into a loan agreement with a third-party financial institution for a term loan in the aggregate principal amount of approximately $1,709. The term loan bears interest at 5.5%, has a 54-month term and is collateralized by Securities America’s non-forgivable financial advisor note portfolio. Pursuant to this loan agreement, up to $1,500 aggregate principal amount of additional loans is available, subject to certain conditions. Any additional loans would bear interest at 5.5% per annum. At December 31, 2013, $1,681 was outstanding under this loan.

The loan agreement contain certain affirmative and negative covenants, including covenants regarding Securities America’s client asset levels and number of financial advisors.

13.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through April 2018. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through February 2016. As of December 31, 2013, minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2014	$10,050	$4,845	$5,205
2015	7,412	2,033	5,379
2016	4,851	4	4,847
2017	3,927	—	3,927
2018	457	—	457
Total	$26,697	$6,882	$19,815

Deferred rent of $1,871 and $1,977 at December 31, 2013 and 2012, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

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

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. On June 20, 2013, the plaintiffs filed their second amended complaint, alleging that the defendants, including Ladenburg, are liable for violations of federal securities laws. The amended complaint does not specify the amount of damages sought. In September 2013, FriendFinder filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in federal bankruptcy court in Delaware and in December 2013, the bankruptcy court confirmed the FriendFinder plan of reorganization. As a result, the plaintiffs are precluded from pursuing their claims against FriendFinder. The remaining defendants' motions to dismiss the second amended complaint are currently pending. The Company believes that the claims are without merit and intends to vigorously defend against them.

In December 2012, a purported class action suit was filed in the Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent for a 2010 offering of WEMU securities. The complaint alleges that the defendants, including Ladenburg, are liable for violations of state securities laws, and does not specify the amount of damages sought. On January 27, 2014, the parties entered into a memorandum of understanding that, once memorialized in a settlement agreement and if approved by the court, will resolve all claims in the complaint. The amount expected to be paid by Ladenburg in settlement has been accrued at December 31, 2013.

During the fourth quarter of 2009, Triad had a short-term net-capital deficiency, discovered during a routine regulatory review, which was not disclosed properly on a monthly FOCUS report. Following investigation of the matter, Triad implemented corrective actions with respect to the net capital issue, as well as other issues that arose during the course of the investigation. These corrective actions included reporting the deficiency to governmental and self-regulatory organizations, filing amended FOCUS reports for historical periods, implementing new procedures to monitor net capital compliance, and terminating the employees who had primary responsibility for monitoring and reporting its net capital. Moreover, FINRA's review included Triad’s supervisory system and written supervisory procedures for subsequent periods, especially as they concern correspondence review, internal inspections, consolidated report disclosures, supervisory controls and protection of consumer personal and financial information. FINRA noted misconduct relating to two former registered representatives’ use of consolidated reports. In March 2014, Triad entered into a settlement with FINRA under which Triad agreed to a censure, a $650 fine, $375 in restitution to customers, and other relief. These amounts were accrued at December 31, 2013.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

On May 22, 2013, the Massachusetts Securities Division issued a consent order with Securities America relating to its investigation into sales of non-traded REIT securities, prior to the date of the Company’s acquisition of Securities America, to clients in amounts that exceeded concentration thresholds proscribed in Massachusetts securities laws. Pursuant to the consent order, Securities America offered rescission to its Massachusetts clients whose purchases of non-traded REIT securities were allegedly in violation of Massachusetts securities laws, paid a monetary fine, and agreed to certain other relief.  A total of 63 clients have exercised rescission rights; total payments to those clients are $3,755. Values in the re-sale market for the tendered securities may fluctuate. The loss, after giving effect to the estimated fair value of the tendered securities, and estimated recoveries from financial advisors, has been recorded in 2013.

In connection with a 2010 examination of a Securities America branch office, FINRA reviewed supervisory procedures surrounding the use of certain consolidated reports at Securities America. In March 2014, Securities America resolved the matter with FINRA by agreeing to a censure and a $625 fine. This amount was accrued at December 31, 2013.

In April 2013, a former client of Securities America filed an arbitration claim against Securities America concerning the suitability of investments in three tenant-in-common interests purchased through Section 1031 tax-deferred exchanges; the claimant seeks compensatory damages equal to the purported total investment loss of approximately $2,164 and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

During the period from June to November 2013, six former clients of Triad filed arbitration claims concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. The claimants seek compensatory damages equal to the purported total investment losses totaling $5,109, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

Commencing in October 2013, the Pennsylvania Department of Banking and Securities requested that Securities America provide information concerning purchases of non-traded REIT securities by Pennsylvania residents since 2007. Securities America is complying with the requests. The Company is unable to determine whether and to what extent the Department may seek to discipline Securities America or the scope of any potential liability.

In January 2014, a client of a former Securities America representative requested that the arbitration panel add two Securities America affiliates to an arbitration claim concerning the suitability of a $15,000 life insurance policy, not sold through Securities America or its affiliates. The claim seeks $3,000 in compensatory damages, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In the ordinary course of business, in addition to the above disclosed matters, the Company's subsidiaries are defendants in other litigation and arbitration proceedings and may be subject to unasserted claims primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss, after giving effect to expected insurance recovery, can be reasonably estimated, the Company accrues such amount. Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $3,291 at December 31, 2013 and $27 at December 31, 2012 for certain pending matters, which are included in accounts payable and accrued liabilities. During 2013, the Company charged $2,746 to operations with respect to such matters. For other pending matters, the Company is unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Securities America, Triad, Investacorp and Ladenburg securities transactions are provided by two clearing brokers, which are large financial institutions. At December 31, 2013 and December 31, 2012, amounts due from these clearing brokers were $31,391 and $16,973, respectively, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of December 31, 2013 and December 31, 2012, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

15. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares. Since inception through December 31, 2013, 3,749,757 shares of common stock have been repurchased for $6,089 under the program, including 767,790 shares repurchased for $1,436 in 2013. On August 15, 2013, the Company purchased 3,000,000 shares of its common stock at a price of $1.67 per share, or a total cost of $5,010, in a privately-negotiated transaction, which was not made pursuant to its stock repurchase program.

Warrants

As of December 31, 2013, outstanding warrants to acquire the Company’s common stock were as follows:

Expiration Date	Exercise Price	Number of Shares
2016	$0.94	1,249,000
2016	0.96	400,000
2016	0.68	1,533,334
2016	1.68	10,713,332
2017	1.91	2,000,000
		15,895,666

In connection with the Securities America acquisition, in November 2011, the Company issued to the Lenders five-year warrants to purchase 10,713,332 shares of common stock at $1.68 per share (see Note 12).

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

In 2013, warrants were exercised to purchase 1,002,065 shares of the Company's common stock, net of 224,601 shares tendered in payment of the exercise price. The intrinsic value on the date of exercise was $2,526.

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
On May 24, 2013, the Company completed a public offering of 4,600,000 shares of Series A Preferred Stock for gross proceeeds of $115,000. On May 31, 2013, the Company completed the offering of an additional 690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. The exercise of the option, which resulted in additional gross proceeds of $17,250, brought the total gross proceeds from the offering to $132,250, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $5,972, including $2,603 of brokerage commissions earned by employees of Ladenburg, which served as an underwriter in the offering.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

On June 24, 2013, the Company entered into an Equity Distribution Agreement under which it may sell up to an aggregate of 3,000,000 shares of its Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933. During the year ended December 31, 2013, the Company sold 899,497 shares of Series A Preferred Stock pursuant to the "at the market" offering, with total gross proceeds of $22,062, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $411.
From January 1, 2014 through March 7, 2014, the Company sold an additional 469,716 shares of Series A Preferred Stock, which provided net proceeds of $10,601.
Dividends of $6,911 were paid during the year ended December 31, 2013, on the Series A Preferred Stock based on a monthly dividend of approximately $0.17 per share from the date of issuance of the Series A Preferred Stock.

16. Per Share Data

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2011 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(522)	$(16,354)	$3,893
Loss attributable to noncontrolling interest	(68)	—	—
Net (loss) income attributable to the Company	(454)	(16,354)	3,893
Dividends declared on preferred stock	(6,911)	—	—
Net (loss) income available to common shareholders	$(7,365)	$(16,354)	$3,893
Weighted average common shares outstanding – basic	182,295,476	183,572,582	183,023,590
Effect of dilutive securities:
Options to purchase common stock	—	—	3,616,816
Warrants to purchase common stock	—	—	2,313,636
Restricted shares	—	—	59,986
Dilutive potential common shares	—	—	5,990,438
Weighted average common shares outstanding – dilutive	182,295,476	183,572,582	189,014,028
Net (loss) income per common share:
Basic and diluted	$(0.04)	$(0.09)	$0.02

During 2013, 2012 and 2011, options, warrants and restricted stock to purchase 55,398,631, 54,837,515 and 13,337,994 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

17.  Stock Compensation Plans

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

Employee Stock Purchase Plan

Under the Company’s amended and restated Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2013, 112,646 shares of LTS common stock were issued to employees under this plan, at prices ranging from $1.57 to $2.97; during 2012, 98,513 shares of LTS common stock were issued to employees under this plan, at prices ranging from $1.25 to $1.69; during 2011, 58,884 shares of LTS common stock were issued to employees under this plan, at prices ranging from $1.09 to $2.36; resulting in a capital contribution of $201, $138 and $83 for 2013, 2012 and 2011, respectively.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provide for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The plans each provide for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. Dividends, if any, are not paid on unexercised stock options. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2013, 6,351,480 and 1,189,654 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively.

A summary of the status of the 1999 Plan at December 31, 2013 and changes during the years ended December 31, 2013, 2012 and 2011 are presented below:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	17,195,240	1.38	6.5	2,980
Granted	1,655,000	1.27
Exercised	(634,772)	0.88
Forfeited	(65,000)	1.73
Expired	(385,000)	2.72
Options outstanding, December 31, 2011	17,765,468	1.36	6.0	19,977
Granted	500,000	2.80
Exercised	(881,500)	0.88
Forfeited	(35,000)	1.90
Expired	(46,500)	0.27
Options outstanding, December 31, 2012	17,302,468	1.43	5.3	4,475
Granted	—	—
Exercised	(285,067)	1.33
Forfeited	(30,000)	1.38
Expired	(55,000)	0.34
Options outstanding, December 31, 2013	16,932,401	$1.43	4.4	$28,748
Vested or expected to vest	16,926,441	$1.43	4.4	$28,743
Options exercisable, December 31, 2013	14,994,901	$1.44	4.1	$25,429

A summary of the status of the 2009 Plan at December 31, 2013 and changes during the years ended December 31, 2013, 2012 and 2011 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	1,245,000	1.00	9.3	211
Granted	11,320,743	1.61
Exercised	(50,000)	0.80
Forfeited	(11,749)	1.68
Options outstanding, December 31, 2011	12,503,994	1.55	9.6	11,651
Granted	3,725,000	2.57
Forfeited	(291,279)	1.73
Options outstanding, December 31, 2012	15,937,715	$1.78	8.7	$790
Granted	2,788,212	1.41
Exercised	(272,955)	1.39
Forfeited	(307,408)	1.51
Options outstanding, December 31, 2013	18,145,564	$1.74	8.0	$25,285
Vested or expected to vest	17,706,646	$1.74	8.0	$24,646
Options exercisable, December 31, 2013	7,252,152	$1.64	7.7	$11,202

Non-Plan Options

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the option plans. A summary of the status of these options at December 31, 2013 and changes during the years ended December 31, 2013, 2012 and 2011 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011 and 2012	4,475,000	$1.63	4.4	$516
Exercised	(50,000)	1.05
Options outstanding, December 31, 2013	4,425,000	$1.63	3.4	$6,624
Vested or expected to vest	4,425,000	$1.63	3.4	$6,624
Options exercisable, December 31, 2013	4,425,000	$1.63	3.4	$6,624

The weighted-average grant date fair value of employee and director options granted during the years ended December 31, 2013, 2012 and 2011 was $0.74, $1.13 and $0.82, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Expected volatility	65.66%	62.87%	81.15%
Risk-free interest rate	1.17%	1.00%	2.28%
Expected life (in years)	6.2	6.2	6.2

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

Year Ended December 31, 2011
Dividend yield	—%
Expected volatility	62.16%
Risk-free interest rate	2.06%
Expected life (in years)	10.0

The weighted average expected life for the 2013, 2012 and 2011 grants to employees and directors reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company estimates the expected term for stock options awarded to independent financial advisors using the contractual term. Expected volatility for the option grants for 2011, prior to the acquisition of Securities America, was based on the Company’ historical volatility over the same number of years as the expected life prior to the option grant date. Expected volatility in 2011 after the Securities America acquisition and in 2012 and 2013 was based on blended volatility comprised of the historical volatility of the common stock of the Company and its peers over the same number of years as the expected life, prior to the option grant date.

Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

As of December 31, 2013, there was $12,498 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.84 years.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 amounted to $957,$1,267 and $762, respectively. Tax benefits related to option exercise were not deemed to be realized since net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises and the deferred tax assets related to those net operating losses have been fully reserved.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the years ended December 31, 2013, 2012 and 2011, non-cash compensation expense relating to stock option agreements granted to employees, consultants and advisors amounted to $6,766, $4,690 and $3,909, respectively.

In September 2010, the Company granted 200,000 restricted shares of the Company’s common stock to employees pursuant to the 2009 Plan with vesting conditioned upon the employees continued employment at September 23, 2012. During 2012 and 2011, 12,500 and 5,000 shares, respectively, were forfeited. For the years ended December 31, 2012 and 2011, the Company has recorded an expense of $54 and $105, respectively, associated with the grants.

18. Noncontrolling Interest

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

19. Segment Information

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

Segment information for the years ended December 31, 2013, 2012 and 2011 is as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	Independent Brokerage and Advisory Services (5)		Ladenburg		Corporate		Total
2013
Revenues	$723,246	(1)	$69,603	(1)	$267	(2)	$793,116
Pre-tax income (loss)	4,850		11,689		(14,135)	(3)(4)	2,404
EBITDA, as adjusted (6)	46,971		13,188	(4)	(8,534)	(4)	51,625
Identifiable assets	320,239		33,950		6,631		360,820
Depreciation and amortization	14,475		791		49		15,315
Interest	12,527		75		2,836		15,438
Capital expenditures	4,898		1,963		—		6,861
Non-cash compensation	3,667		646		2,453		6,766

2012
Revenues	$598,851		$45,701		$5,559		$650,111
Pre-tax (loss) income	(6,087)		65		(8,870)	(3)	(14,892)
EBITDA, as adjusted (6)	30,566		1,829		(1,891)		30,504
Identifiable assets	318,005		17,636		2,488		338,129
Depreciation and amortization	15,158		835		68		16,061
Interest	19,803		79		4,659		24,541
Capital expenditures	5,356		115		6		5,477
Non-cash compensation	1,640		850		2,254		4,744

2011
Revenues	$230,897		$41,459		$1,244		$273,600
Pre-tax income (loss)	1,787		(3,131)		(10,958)	(3)	(12,302)
EBITDA, as adjusted (6)	12,181		(1,032)		(2,727)		8,422
Identifiable assets	322,245		18,437		6,463		347,145
Depreciation and amortization	4,567		996		69		5,632
Interest	3,191		89		3,263		6,543
Capital expenditures	1,381		58		—		1,439
Non-cash compensation	1,072		1,014		1,928		4,014

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

(4)
Includes the elimination of $2,545, consisting of $5,148 of revenue, net of employee brokerage commission expenses of $2,603 charged to additional paid-in capital related to sale of the Company's Series A Preferred Stock.

(5)	Includes Securities America from November 4, 2011.

(6)	The following table reconciles EBITDA, as adjusted, to pre-tax income (loss) for the years ended December 31, 2013, 2012 and 2011:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
EBITDA, as adjusted	2013	2012	2011
Independent Brokerage and Advisory Services	$46,971	$30,566	$12,181
Ladenburg	13,188	1,829	(1,032)
Corporate	(8,534)	(1,891)	(2,727)
Total segments	51,625	30,504	8,422
Adjustments:
Interest income	194	185	70
Change in fair value of contingent consideration	(121)	7,111	—
Loss on extinguishment of debt	(4,547)	—	—
Interest expense	(15,438)	(24,541)	(6,543)
Depreciation and amortization	(15,315)	(16,061)	(5,632)
Non-cash compensation expense	(6,766)	(4,744)	(4,014)
Amortization of retention loans	(7,160)	(7,346)	(1,634)
Acquisition-related expense	—	—	(2,971)
Loss attributable to noncontrolling interest	(68)	—	—
Pre-tax income (loss)	$2,404	$(14,892)	$(12,302)

20.  Related Party Transactions

On August 13, 2010, Investacorp entered into a five-year office lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with the Company’s chairman of the board and principal shareholder. The lease which commenced on October 1, 2010, provides for aggregate payments during the five-year term of approximately $1,574 and minimum annual payments of $315. Rent expense under such lease amounted to $320, $293 and $252 in 2013, 2012 and 2011, respectively.

Ladenburg’s principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137, where the Company has leased approximately 15,800 square feet of office space from FREH. Rent expense under such lease amounted to $572, $560 and $536 in 2013, 2012 and 2011, respectively. Ladenburg’s lease was renewed in March 2013 and now expires in February 2018, and the amount of office space leased was increased to approximately 18,150 square feet. The lease provides for aggregate payments during the five-year term of approximately $2,995 and minimum annual payments of $599.

The Company is a party to an agreement with Vector Group Ltd. (“Vector”), where Vector has agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial, tax and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns. Various executive officers and directors of Vector and its subsidiary New Valley serve as members of the board of directors of the Company and Vector and its subsidiaries own approximately 8.3% of the Company’s common stock at December 31, 2013. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify
Vector. The agreement is terminable by either party upon 30 days’ prior written notice. Beginning January 1, 2012, the agreement was amended to reflect additional services to be provided as a result of the Securities America acquisition and to increase the annual fee from $600 to $750. Effective January 1, 2014, the annual fee increased to $850. The Company paid Vector $750 in 2013, $750 in 2012 and $600 in 2011 related to the agreement.

The vice-chairman of the Company’s board of directors, a firm he serves as a consultant to, and affiliates of that firm received insurance commissions in 2011 aggregating approximately $105, on various insurance policies issued for the Company and its subsidiaries.

See Note 12 for information regarding loan transactions involving related parties.

21.  Quarterly Financial Data (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	Quarters
	1st	2nd	3rd	4th
2013:
Revenues	$187,305	$193,869	$200,489	$211,453
Expenses (a)(b)	186,682	198,645	197,531	207,733
Income (loss) before item shown below	623	(4,776)	2,958	3,720
Change in fair value of contingent consideration	23	(144)	—	—
Income (loss) before income taxes	$646	$(4,920)	$2,958	$3,720
Net income (loss)	$123	$(5,536)	$2,379	$2,512
Loss attributable to noncontrolling interest	13	13	23	19
Net income (loss) attributable to the company	$136	$(5,523)	$2,402	$2,531
Dividends declared on preferred stock	—	(1,028)	(2,879)	(3,004)
Net income (loss) available to common shareholders	$136	$(6,551)	$(477)	$(473)
Basic and diluted income (loss) per common share	$0.00	$(0.04)	(0.00)	(0.00)
Basic weighted average common shares	183,459,124	183,488,108	181,759,305	180,513,628
Diluted weighted average common shares	188,458,448	183,488,108	181,759,305	180,513,628

(a)	Includes a $1,413, $1,380, $1,647 and $2,326 charge for non-cash compensation in the first, second, third and fourth quarters of 2013, respectively.

(b)	Includes $1,808, $1,841, $1,690 and $1,821 of amortization of retention loans in the first, second, third and fourth quarters of 2013, respectively.

	Quarters
	1st	2nd	3rd	4th
2012:
Revenues	$154,715	$163,385	$159,834	$172,177
Expenses (a)(b)	162,641	168,971	166,372	174,130
Loss before item shown below	(7,926)	(5,586)	(6,538)	(1,953)
Change in fair value of contingent consideration	5,555	647	909	—
Loss before income taxes	$(2,371)	$(4,939)	$(5,629)	$(1,953)
Net loss	$(2,979)	$(4,983)	$(6,037)	$(2,355)
Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.03)	$(0.01)
Basic and diluted weighted average common shares	183,679,060	183,551,171	183,460,777	183,460,700

(a)	Includes a $1,364, $1,227, $1,054 and $1,099 charge for non-cash compensation in the first, second, third and fourth quarters of 2012, respectively.

(b)	Includes $1,792, $1,791, $1,712 and $2,051 of amortization of retention loans in the first, second, third and fourth quarters of 2012, respectively.