Form 10-K/A
period 2013-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2014-04-30
CIK 1029730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
Form 10-K/A
Amendment No. 1
__________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
Commission File Number 1-15799
___________

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
____________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.0001 per share	NYSE MKT
8.00% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes☐     No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 17, 2014, there were 181,799,534 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

Ladenburg Thalmann Financial Services Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2014 (“Original 10-K”).

This Amendment is being filed to: (i) include the information required by Items 10 through 14 of Part III of Form 10-K; (ii) amend the cover page of the Original 10-K to (a) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and (b) update the number of outstanding shares of common stock; and (iii) amend Item 15 of the Original 10-K to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 that are required to be filed with this Amendment.  Except as set forth in the immediately preceding sentence, this Amendment does not amend, modify or update any disclosures contained in the Original 10-K. Nothing contained in this Amendment updates any disclosure contained in the Original 10-K to reflect any events occurring after the filing of the Original 10-K.
.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We believe that the combination of the various qualifications, skills and experiences of our directors contribute to an effective and well-functioning board and that individually and as a whole, our directors possess the necessary qualifications to provide effective oversight of our business and quality advice to our management. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. Information regarding the age, experience and qualifications of each director is set forth below.

Henry C. Beinstein, 71 Director since 2001
Mr. Beinstein has been a director of Vector Group Ltd., a New York Stock Exchange listed holding company, since 1994. Vector Group is engaged principally in the tobacco business through its Liggett Group LLC subsidiary and in the real estate and investment business through its New Valley LLC subsidiary. New Valley owns more than 70% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Mr. Beinstein has been a director of Castle Brands Inc., an NYSE MKT listed company which markets and imports premium spirits, since January 2009. Since January 2005, Mr. Beinstein has been a partner of Gagnon Securities, LLC, a broker-dealer and a FINRA member firm, and has been a money manager and an analyst and registered representative of such firm since August 2002. Mr. Beinstein retired in August 2002 as the executive director of Schulte Roth & Zabel LLP, a New York-based law firm, a position he had held since August 1997. Before that, Mr. Beinstein had served as the managing director of Milbank, Tweed, Hadley & McCloy LLP, a New York-based law firm, commencing in November 1995. From April 1985 through October 1995, Mr. Beinstein was the executive director of Proskauer Rose LLP, a New York-based law firm. Mr. Beinstein is a certified public accountant in New York and New Jersey and prior to joining Proskauer was a partner and national director of finance and administration at Coopers & Lybrand. Mr. Beinstein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Phillip Frost, M.D., 77 Director since 2004
Dr. Frost has served as chairman of our board of directors since July 2006. He also served as a member of our board of directors from May 2001 until July 2002 and again from March 2004 until June 2006. In March 2010, Dr. Frost was named chairman of the board of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, and had previously served as vice chairman of the board of directors since January 2006. Since March 2007, Dr. Frost has served as chairman of the board and chief executive officer of OPKO Health, Inc., a multi-national biopharmaceutical and diagnostics company. From 1972 to 1990, Dr. Frost was the chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. From 1972 to 1986, Dr. Frost was chairman of the board of directors of Key Pharmaceuticals, Inc., and from 1987 to January 2006, he served as chairman of the board of directors and chief executive officer of IVAX Corporation. Dr. Frost served as chairman of the board of directors of PROLOR Biotech, Inc., a development stage biopharmaceutical company, from May 2007 until its acquisition by OPKO in August 2013. Dr. Frost is a currently a director of Castle Brands Inc., TransEnterix, Inc., a medical device company, and Cocrystal Pharma, Inc., a biotechnology company. He also serves as Chairman of Temple Emanu-El, as a member of the Florida Council of 100 and as a trustee for each of the University of Miami, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost previously served as a director for Northrop Grumman Corp., Ideation Acquisition Corp. (now Tiger Media, Inc.), Continucare Corporation (until its merger with Metropolitan Health Networks, Inc.), citizen regent of the board of regents of the Smithsonian Institute, and as governor and co-vice-chairman of the American Stock Exchange (now NYSE MKT). Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry knowledge, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Brian S. Genson, 65 Director since 2004
Mr. Genson has been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson also serves as a managing director of F1Collectors.com and F1 Action located in Buntingford, England, which is engaged in investing in the motor sport industry. Mr. Genson was also responsible for introducing Ben and Jerry’s Ice Cream Company to the Japanese market. Mr. Genson also serves as a director of Nathan’s Famous, a chain of fast food restaurants. Mr. Genson's pertinent experience, qualifications, attributes and skills include managerial experience and experience he has attained through his service as a director of publicly-traded corporations.

Saul Gilinski, 59 Director since 2006
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

Dmitry Kolosov, 34 Director since 2012
Mr. Kolosov, an attorney, has served since August 2010 as the Vice President, Chief of Staff, and Member of the Management Board of the Skolkovo Foundation, a nonprofit organization in Russia charged by former Russian President Dmitry Medvedev with creating a new science and technology city in the Moscow suburb of Skolkovo, which comprises a university, research institutions, centers of collective usage, business incubator, technology transfer and commercialization office, corporate offices and research and development centers, as well as residential space and social infrastructure. From 2002 until 2010, Mr. Kolosov served in various positions, including as Executive Secretary of the Board of Directors and Head of Shareholder Relations, and as Advisor to the Executive Chairman of the Board, of TNK-BP, a joint venture between BP plc and the Alfa-Access-Renova consortium that is one of ten largest private oil companies in the world. Since June 2012, Mr. Kolosov has served as a director of Opko Health, Inc. Mr. Kolosov's pertinent experience, qualifications, attributes and skills include experience with international business and cross-border transactions and managerial experience.

Dr. Richard M. Krasno, 72 Director since 2006
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

Richard J. Lampen, 60 Director since 2002
Mr. Lampen has been our president and chief executive officer since September 2006. Since July 1996, Mr. Lampen has served as executive vice president of Vector Group. Since October 2008, Mr. Lampen has served as president and chief executive officer and a director of Castle Brands Inc. From January 1997 to January 2014, Mr. Lampen served as a director of SG Blocks, Inc. (formerly CDSI Holdings Inc.), a publicly-traded company that converts shipping containers for construction use, and from November 1998 until November 2011 served as its president and chief executive officer. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include his knowledge and experience in our company attained through his service as a director of our company since 2002 and as president and chief executive officer since 2006, his industry experience, his managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Howard M. Lorber, 65 Director since 2001
Mr. Lorber has been vice chairman of our board of directors since July 2006. Previously, Mr. Lorber had been chairman of our board of directors from May 2001 to July 2006. Mr. Lorber has been president and chief executive officer of Vector Group since January 2006 and has served as a director of Vector Group since January 2001. He served as president and chief operating officer of Vector Group from January 2001 to December 2005. From November 1994 to December 2005, Mr. Lorber served as president and chief operating officer of New Valley, where he also served as a director. Mr. Lorber was chairman of the board of directors of Hallman & Lorber Assoc. Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; chief executive officer from November 1993 to December 2006, chairman of the board of directors from 1990 until December 2006 and executive chairman of the board of directors since January 2007 of Nathan’s Famous; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; and a director of Borders Group Inc. from May 2010 until January 2012. He is also a trustee of Long Island University. Mr. Lorber's pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge, financial literacy and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Jeffrey S. Podell, 73 Director since 2004
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

Richard J. Rosenstock, 62 Director since 1999
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

Jacqueline M. Simkin, 71 Director since 2011
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

Mark Zeitchick, 49 Director since 1999
Mr. Zeitchick has been our executive vice president since September 2006. From August 1999 until December 2003, Mr. Zeitchick served as one of our executive vice presidents and from September 2006 until December 2011, Mr. Zeitchick served as president and chief executive officer of Ladenburg Thalmann & Co. Inc. Mr. Zeitchick has been a registered representative with Ladenburg Thalmann & Co. Inc. since March 2001. Mr. Zeitchick has been Ladenburg Capital Management’s co-chairman since November 2001. From September 1995 until November 2001, he was an executive vice president of Ladenburg Capital Management. From May 2001 until November 2001, he served as chairman of Ladenburg Capital Management, and became co-chairman in November 2001. Since March 2014, Mr. Zeitchick has served as a director of Castle Brands. Mr. Zeitchick's pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. In addition to Messrs. Lampen and Zeitchick, who are also directors and whose biographical information is set forth above, we have the following executive officers:

Brett Kaufman, 42 years old, became our chief financial officer in April 2008 and became a senior vice president in April 2010. From April 1999 until March 2008, Mr. Kaufman was employed at Bear Stearns Companies Inc., serving in various capacities and most recently as managing director and director of financial planning and analysis in the Controller's Group. While at Bear Stearns, Mr. Kaufman was responsible for providing strategic leadership and oversight for the company’s financial reporting, planning, budgeting and forecasting initiatives on a worldwide basis. From October 1994 until April 1999, Mr. Kaufman was in the Audit and Business Advisory Services division of PricewaterhouseCoopers LLP. He is a certified public accountant.

Adam Malamed, 42 years old, became our chief operating officer in January 2012. Prior to his appointment, Mr. Malamed had served as co-chief operating officer of Ladenburg Thalmann & Co. Inc. since September 2006.

Joseph Giovanniello, Jr., 55 years old, became our senior vice president - corporate and regulatory affairs in January 2013 and has served as our secretary since May 2001. Mr. Giovanniello has been employed by Ladenburg Thalmann & Co. Inc. since June 1996, and has served as its senior vice president, general counsel and secretary since June 1998, and as a director since July 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of these forms furnished to us and representations made to us that no other reports were required, we are not aware of any late or delinquent filings required under Section 16(a) with respect to the fiscal year ended December 31, 2013.

Code of Ethics

     In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. The code of ethics is available at http://ir.stockpr.com/ladenburg/governance-documents under the heading "Code of Business Conduct and Ethics."

Corporate Governance

Nominating and Corporate Governance Committee Information

Our nominating and corporate governance committee oversees the selection of director nominees. The nominating and corporate governance committee also develops and recommends to the board the corporate governance guidelines applicable to us, and oversees the evaluation of the board and management. The nominating and corporate governance committee considers persons as director nominees that are identified by its members, management, investors, investment bankers, shareholders and others. Jacqueline M. Simkin (Chair), Henry C. Beinstein and Dr. Richard M. Krasno comprise our nominating and corporate governance committee. In December 2012, the nominating and corporate governance committee adopted a written charter, which sets forth criteria for nominees. The nominating and corporate governance committee applies the same criteria when evaluating director candidates recommended by shareholders as it does when evaluating director candidates recommended by others. Copies of the charter and our corporate governance guidelines are available at http://ir.stockpr.com/ladenburg/governance-documents. Although the nominating and corporate governance committee does not have specific minimum qualifications for director candidates, in recommending candidates for the board, the committee takes into consideration the following criteria established by the board in our corporate governance guidelines:

•	personal qualities and characteristics, accomplishments and reputation in the business community;
•	current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;
•	ability and willingness to commit adequate time to board and committee matters;
•	the fit of the individual’s skills and personality with those of other directors and potential directors in building a board that is effective, collegial and responsive to our needs; and
•	diversity of viewpoints, background, experience and other demographics.

The committee also considers other factors as it deems appropriate, such as whether a proposed nominee is actively engaged in business endeavors and has an understanding of financial statements, corporate budgeting and capital structures.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last disclosed such procedures in our definitive proxy statement on Schedule 14A, filed with the SEC on April 10, 2013.

Audit Committee

 Our board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Henry C. Beinstein (Chairman), Saul Gilinski, Jeffrey S. Podell and Jacqueline M. Simkin comprise our Audit Committee. Our audit committee assists the board in monitoring:

•	the integrity of our financial statements;
•	our independent auditor’s qualifications and independence;
•	the performance of our independent auditor; and
•	our compliance with legal and regulatory requirements.

The audit committee also reviews and approves all related-party transactions.

As required by applicable SEC and NYSE MKT rules, our board has determined that each audit committee member is independent for audit committee purposes and is financially literate and that Mr. Beinstein, who chairs the committee, is an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

The audit committee operates under a charter, which is available at http://ir.stockpr.com/ladenburg/governance-documents under the heading "Audit Committee Charter." As set forth in its charter, our audit committee’s responsibilities include, among other things:

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

Financial Expert on Audit Committee

Our board has determined that Mr. Beinstein is our “audit committee financial expert” (as defined in Item 407(d)(5)(ii) of Regulation S-K) and that he is “independent” under applicable NYSE MKT rules applicable to audit committee members.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis
This Compensation Discussion and Analysis section discusses the compensation programs and policies for our officers listed in the Summary Compensation Table below ("Named Executive Officers") and the compensation committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our Named Executive Officers.
Henry C. Beinstein, Brian S. Genson, Dr. Richard Krasno and Jacqueline M. Simkin, each of whom is an independent director, currently comprise our compensation committee. The committee's responsibilities include:

•	establishing the general compensation policy for our executive officers, including our chief executive officer;

•	ensuring that our executive compensation programs are designed to enable us to attract, retain and motivate senior management and other key employees;

•
ensuring that our executive compensation programs are appropriately competitive, integrating pay with our performance, rewarding above-average performance in the context of the business environment in which we operate, recognizing individual initiative and achievements, supporting organization objectives and shareholder interests, and ensuring that executive compensation is adequately designed to align the interests of executive officers with our long-term performance;

•
administering our Amended and Restated Qualified Employee Stock Purchase Plan (“QESPP”), our Amended and Restated 1999 Performance Equity Plan (“1999 Plan”) and our 2009 Incentive Compensation Plan (“2009 Plan”) and any future adopted plans;

•	determining who participates in these plans, establishing performance goals, if any, and determining specific grants and awards to the participants; and

•	preparing the report of the compensation committee required by SEC rules to be included in our annual proxy statement and Part III to our annual report on Form 10-K.

Our compensation committee amended and re-adopted its written charter in June 2013, a copy of which is available at http://ir.stockpr.com/ladenburg/governance-documents. Our compensation committee has established compensation policies designed to provide competitive compensation levels that integrate pay with our annual performance and reward above average corporate performance, recognize individual initiative and achievements and assist us in attracting and retaining qualified executives. Our compensation committee may engage outside advisors, experts and others to assist it in determining executive compensation. Our compensation committee engaged GK Partners, Inc. to provide the services described below in connection with its compensation review for the year ended December 31, 2013.

The compensation committee makes all final determinations with respect to executive officers’ compensation, based on an appraisal of our financial status and a subjective assessment of individual performance. Our chief executive officer may make recommendations to the compensation committee relating to the compensation of other executive officers, but the compensation committee has full autonomy in determining executive compensation. Other than standard fees for board and committee service, which are determined by the full board, the compensation committee considers and approves all director compensation, which is determined through a subjective assessment of individual contributions.

The compensation committee may form subcommittees for any purpose that it deems appropriate and may delegate to such subcommittees such power and authority as it deems appropriate; except that the compensation committee is not permitted to delegate to a subcommittee any power or authority required by any law, regulation or listing standard to be exercised by the compensation committee as a whole. The compensation committee may also delegate to one or more of our executive officers of the authority to make grants of equity-based compensation to eligible individuals who are not executive officers. Any such executive officer will be required to regularly report to the compensation committee grants so made and the compensation committee may revoke any delegation of authority at any time.

Our compensation committee is charged with performing an annual review of our executive officers’ cash and other compensation to determine whether we provide adequate incentives and motivation to executive officers and whether the compensation we provide to our executive officers is comparable to the compensation provided to other executive officers in similarly situated companies based on our review of public compensation disclosures, although we do not use benchmarks. For 2013, our compensation committee engaged GK Partners to provide publicly available compensation information regarding executive compensation at thirteen peer companies, which were identified by management, to gain a sense of whether we are providing generally competitive compensation for our Named Executive Officers. These companies were:

Calamos Asset Management Inc.	JMP Group Inc.
Cowen Group, Inc.	LPL Financial Holdings Inc.
FBR & Co.	Oppenheimer Holdings Inc.
GFI Group Inc.	Piper Jaffrey Companies
INTL FCStone Inc.	Raymond James Financial Inc.
Investment Technology Group, Inc.	SWS Group, Inc.
Investors Capital Holdings, Ltd.

Within the financial services industry, there are a limited number of publicly-traded companies that resemble us in size, scope and nature of business operations. Two of the peer group companies selected, LPL Financial and Investors Capital Holdings, are primarily engaged in the independent brokerage business, our largest segment, although they differ in size from us and each other. Raymond James Financial was selected because of its significant presence in the independent brokerage business, although it participates in other business lines and is substantially larger in size. The other peer group companies were selected because they generally engage in investment banking, brokerage or asset management activities, are not depository institutions, and are roughly comparable to us in terms of market capitalization. The compensation committee does not rely solely on this information and does not benchmark its decisions regarding total compensation or elements of compensation to any particular percentile range of the comparator groups of companies.

The compensation committee, considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act and applicable NYSE MKT rules, is not aware of any conflict of interest that has been raised by the work performed by GK Partners. Other than the services for which the compensation committee directly engaged GK Partners, GK Partners provided no services to us for the year ended December 31, 2013.

Compensation Objectives

The objectives of our compensation programs are to attract, motivate and retain qualified persons to serve as our executive officers. Our compensation programs are designed to provide competitive compensation to our Named Executive Officers; reward individual initiative and achievements; integrate pay with our performance; and ensure that executive compensation is adequately designed to align the interests of executive officers with our long-term performance.

Compensation Components

The four primary compensation components are base salary, brokerage commissions (for those officers who are registered representatives), cash bonuses and equity awards. Decisions with respect to one component of compensation tend not to affect decisions regarding other components. We do not have specific policies for allocating between long-term and currently paid out compensation or between cash and non-cash compensation. We discuss each of the four components of compensation in more detail below.

Base Salary.  We provide base salaries to provide our Named Executive Officers a minimum, fixed level of cash compensation commensurate with their particular positions and qualifications. Generally, we set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We seek to maintain base salary amounts at or near the industry norms, while avoiding paying amounts in excess of what we believe are necessary to motivate executives to meet corporate goals. Base salaries are not anticipated to be the sole component of total annual cash compensation. We review base salaries annually, subject to terms of employment agreements, and our compensation committee seeks to adjust base salaries when necessary to realign them with industry norms based on a review of publicly-available compensation information, including, for 2013, the peer group information identified above, after taking into account individual responsibilities, performance and experience. We do not use specific industry benchmarks, however. As part of the annual review process, the compensation committee increased Mr. Kaufman’s base salary from $250,000 to $275,000, effective January 1, 2014.

Brokerage Commissions.  If an executive is a registered representative, part of the executive’s total compensation is a percentage of the brokerage commissions derived from customer accounts. We believe this form of additional compensation helps incentivize our executives who are registered representatives. For each of fiscal 2011, 2012 and 2013, Mark Zeitchick and Adam Malamed were the only Named Executive Officers who were paid brokerage commissions.

Discretionary Cash Bonus. We grant discretionary cash bonuses to executives and directors, including non-employee directors. This is an important part of executive compensation. These bonuses may exceed base salary amounts and are more closely tied to both company and individual performance. Our compensation committee establishes bonus amounts by taking account of, among other things, a subjective assessment of individual performance, growth in our business through organic growth and acquisitions, satisfaction of financial goals, including earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted, changes in shareholder value and the business environment in which we operated during the year. We believe that EBITDA, as adjusted, is correlated to shareholder value creation and therefore is one of the appropriate measures to consider in determining executive compensation. EBITDA, as adjusted, is intended to minimize or eliminate the effect of items that do not directly reflect our performance or individual executive performance. While the compensation committee considers the foregoing objective factors, the actual bonus amount for each executive officer is based on the compensation committee's subjective assessment of both our overall performance for the year, in the context of the business environment in which we operated, and the contribution that each such individual made to that performance. The compensation committee believes that a discretionary bonus plan is appropriate because objective, short-term financial measures may not fully reflect the underlying reasons for our performance and will not reflect individual executive performance.

In 2013, we granted a $1,250,000 cash bonus to each of Richard Lampen, our president and CEO, and Mark Zeitchick, our executive vice president; a $350,000 cash bonus to Brett Kaufman, our senior vice president and chief financial officer; a $325,000 cash bonus to Adam Malamed, our chief operating officer; and a cash bonus of $275,000 to Joseph Giovanniello, Jr., our senior vice president-corporate and regulatory affairs. We also granted a $1,250,000 cash bonus to each of Dr. Phillip Frost, our chairman, and Howard Lorber, our vice-chairman. These bonuses were based on the contributions made by these two individuals to the growth of our business, including through recruiting, acquisitions and development of client relationships. Additional considerations for the bonuses for Messrs. Lampen, Zeitchick, Kaufman, Malamed and Giovanniello for 2013 included: the significant increase in EBITDA, as adjusted; achievement of record revenues; continued high levels of growth and improved margins at our independent brokerage businesses; increases in levels of advisory and total client assets; the increase in our common stock price; continued realization of synergies from the Securities America acquisition; satisfaction of annual targets under our clearing firm loans resulting in the forgiveness of approximately $5 million of principal and interest; repayment of outstanding indebtedness; successful preferred stock offerings; significant increases in our shareholders' equity; repurchases of common stock; and the continued growth of our capital markets business, including establishing Ladenburg Thalmann & Co. Inc. as a significant player in underwriting healthcare and yield-oriented equities. Bonus payments for our executive officers in 2013 were higher than those paid in 2012 due to our compensation committee’s subjective assessment of our overall performance in the context of the business environment in which we operated and its consideration of the factors described above.

In addition to his bonus award described above, Mr. Malamed received a retention award of $200,000, which vests in two equal annual installments at December 31, 2014 and 2015. Under the terms of the retention award, Mr. Malamed is required to return 100% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in his employment letter) prior to December 31, 2014. Mr. Malamed is required to return 50% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in his employment letter) prior to December 31, 2015. The retention award will be reported in the Summary Compensation Table during the years in which it vests based on his continued service.

In addition to his bonus award described above, Mr. Giovanniello received a retention award of $50,000, which vests on December 31, 2014. Under the terms of the retention award, Mr. Giovanniello is required to return 100% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in his employment letter) prior to December 31, 2014. The retention award will be reported in the Summary Compensation Table during the year in which it vests based on his continued service.

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

In January 2014, we granted options to purchase 400,000 shares to each of Dr. Frost and Messrs. Lorber, Lampen and Zeitchick, options to purchase 135,000 shares to Mr. Malamed, options to purchase 75,000 shares to Mr. Kaufman and options to purchase 30,000 shares to Mr. Giovanniello. The exercise price for these options is $3.25 per share (a premium to the closing market price of $2.92 on the grant date). In January 2013, we granted options to purchase 300,000 shares to each of Dr. Frost and Messrs. Lorber, Lampen and Zeitchick, options to purchase 100,000 shares to Mr. Malamed, options to purchase 62,500 shares to Mr. Kaufman and options to purchase 25,000 shares to Mr. Giovanniello. The exercise price for these options is $1.40 per share (a premium to the closing market price of $1.23 on the grant date). The foregoing options vest in four equal annual installments beginning on the first anniversary of the grant date.

We generally grant equity awards through the shareholder-approved 1999 Plan and the 2009 Plan. Each of the 1999 Plan and the 2009 Plan is administered by our compensation committee. To the extent permitted under the provisions of these plans, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards.

Other Compensation.  We maintain various employee benefit plans, including medical, dental, life and disability insurance and 401(k) plans, and these plans are available to all salaried employees. We pay all medical and dental insurance premiums for our executive officers pursuant to their respective employment agreements. We reimburse Mr. Lampen, on an after-tax basis, for various automobile expenses and health and dental insurance premiums.

Risk Considerations in our Compensation Programs
We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on our company.

Tax Considerations

Section 162(m) of the Internal Revenue Code generally disallows a public company’s tax deduction for compensation in excess of $1 million in any taxable year paid to the chief executive officer and the three other most highly compensated officers. The effect of Section 162(m) is substantially mitigated by our net operating losses, although the amount of any deduction disallowed under Section 162(m) could increase our alternative minimum tax by up to 2% of such disallowed amount. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are satisfied. Awards under these plans generally qualify as “performance-based” compensation that is fully deductible and not subject to the Section 162(m) deduction limit. In determining executive compensation, our compensation committee considers, among other factors, the possible tax consequences. Tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws) that are beyond our control. Also, the compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For these reasons, the committee, while considering tax deductibility as one of the factors in determining compensation, does not limit compensation to those levels or types of compensation that will be deductible by us.

Consideration of Our Most Recent Shareholder Advisory Vote on Executive Compensation

Last year, at our 2013 Annual Meeting, our shareholders cast an advisory vote on executive compensation, referred to as a “say-on-pay proposal”, as required by Section 14A of the Exchange Act. At the 2013 Annual Meeting, our shareholders overwhelmingly approved the say-on-pay proposal, and we have considered such approval an endorsement of our executive compensation philosophy and programs. Therefore, our executive compensation philosophy and programs have remained substantially unchanged since last year. The next say-on-pay proposal will be included in our proxy statement for our 2014 Annual Meeting.

Summary Compensation Table

The following table shows the compensation paid to our Named Executive Officers for 2013, 2012 and 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Richard J. Lampen chief executive officer and president (2)	2013	—	1,250,000		212,700	—	31,455	(3)	1,494,155
	2012	—	600,000		715,200	—	39,878	(3)	1,355,078
	2011	—	500,000		434,400	—	31,455	(3)	965,855
Mark Zeitchick, executive vice president(4)	2013	325,000	1,250,000		212,700	—	665,151	(5)	2,452,851
	2012	325,000	600,000		715,200	—	447,531	(5)	2,087,731
	2011	325,000	500,000		434,400	—	468,624	(5)	1,728,024
Brett H. Kaufman, senior vice president and chief financial officer	2013	250,000	350,000		44,313	—	21,110	(6)	665,423
	2012	225,000	225,000		149,000	—	—		599,000
	2011	218,750	150,000		90,500	—	—		459,250
Adam Malamed chief operating officer (7)	2013	300,000	525,000	(8)	70,900	—	809,129	(9)	1,705,029
	2012	300,000	425,000	(8)	238,400	—	477,736	(9)	1,441,136
Joseph Giovanniello, Jr., senior vice president-corporate and regulatory affairs (10)	2013	250,000	315,000	(11)	17,725	—	28,741	(6)	611,466

(1)
Represents the aggregate grant date fair value of stock options granted for the each of the three fiscal years ended December 31, 2013, 2012 and 2011 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the Named Executive Officer. Assumptions used in the calculation of such amount are included in note 17 to our audited financial statements for the year ended December 31, 2013 included in our annual report on Form 10-K for the year ended December 31, 2013 (“10-K”). The FASB ASC Topic 718 amounts from these grants may never be realized by the Named Executive Officer.

(2)	Does not include payments to Vector Group under the management services agreement with Vector Group described under the caption “Compensation Arrangements for Executive Officers” below.

(3)
Represents reimbursement of automobile expenses ($17,088, $22,441 and $17,088 in 2013, 2012 and 2011, respectively), health and dental insurance premiums ($3,531 for each of 2013, 2012 and 2011) and tax reimbursements for such benefits ($10,836, $13,906 and $10,836 in 2013, 2012 and 2011, respectively).

(4)	During 2011, Mr. Zeitchick also served as president and chief executive officer of Ladenburg Thalmann & Co. Inc.

(5)	Represents commissions earned from customer accounts ($655,299, $437,585 and $458,663 in 2013, 2012 and 2011) and health and dental insurance premiums paid by us.

(6)	Represents health and dental insurance premiums paid by us.

(7)	Mr. Malamed became a Named Executive Officer upon his appointment as chief operating officer in January 2012.

(8)
Includes (i) for 2013, $200,000 in retention awards paid in 2012 and 2013, which vested on December 31, 2013, and (ii) for 2012, $200,000 in retention awards paid in 2011 and 2012, which vested on December 31, 2012.

(9)
Represents commissions earned from customer accounts ($780,388 and $448,994 in 2013 and 2012, respectively) and health and dental insurance premiums paid by us ($28,741 and $28,742 in 2013 and 2012, respectively).

(10)	Mr. Giovanniello became a Named Executive Officer upon his appointment as senior vice president-corporate and regulatory affairs in January 2013.

(11)	Includes a $40,000 retention award paid in 2013, which vested on December 31, 2013.

Compensation Arrangements for Executive Officers

Richard J. Lampen serves as our president and chief executive officer under a management services agreement with Vector Group. Under this agreement, Vector Group makes Mr. Lampen’s services available to us and will provide, upon our request, other financial, tax and accounting resources, including assistance in complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns, in exchange for an annual fee of $750,000 (increased to $850,000 effective January 1, 2014), payable in quarterly installments to Vector Group, and an indemnification by us of Vector Group. The management agreement is terminable by either party on 30 days’ prior notice. Commencing in 2011, Mr. Lampen is being reimbursed for various automobile and health and dental insurance expenses on an after-tax basis. In January 2014, we paid a $1,250,000 discretionary bonus to Mr. Lampen for 2013, which is reflected in the Summary Compensation Table above.

Mark Zeitchick serves as our executive vice president and previously served as president and chief executive officer of Ladenburg Thalmann & Co. Inc. Under his employment agreement, Mr. Zeitchick receives an annual base salary of $325,000, a percentage of commissions from customer accounts, payment of health and dental insurance premiums and a discretionary bonus. In January 2014, we paid a $1,250,000 discretionary bonus to Mr. Zeitchick for 2013, which is reflected in the Summary Compensation Table above. The current term of the agreement with Mr. Zeitchick, which automatically renews for successive one-year periods unless terminated by either party upon 30 days’ prior written notice, is through December 31, 2014.

Brett H. Kaufman has served as our senior vice president and chief financial officer under the terms of an employment agreement providing for a $275,000 annual base salary effective January 2014. He is also eligible for a discretionary bonus, which was $350,000 for 2013 and is reflected in the Summary Compensation Table above, and effective January 1, 2013, payment of health and dental insurance premiums. The current term of the agreement with Mr. Kaufman, which automatically renews for successive one-year periods unless terminated by either party upon 60 days’ prior written notice prior to the expiration of the then current term, is through December 31, 2014.

Adam Malamed serves as our chief operating officer and previously served as co-chief operating officer of Ladenburg Thalmann & Co Inc. Under his employment agreement, Mr. Malamed receives an annual base salary of $300,000, a percentage of commissions from customer accounts, payment of health and dental insurance premiums and a discretionary bonus. In January 2014, we paid a $325,000 discretionary bonus to Mr. Malamed for 2013, which is reflected in the Summary Compensation Table above. Mr. Malamed also had $200,000 of retention awards paid in 2012 and 2013 that vested on December 31, 2013 as described in the Summary Compensation Table above. The current term of the agreement with Mr. Malamed, which automatically renews for successive one-year periods unless terminated by either party upon 30 days’ prior written notice, is through December 31, 2014.

Joseph Giovanniello, Jr. serves as our senior vice president-corporate and regulatory affairs and also serves as senior vice president and general counsel of Ladenburg Thalmann & Co. Inc. Under his employment agreement, Mr. Giovanniello receives an annual base salary of $250,000, payment of health and dental insurance premiums and a discretionary bonus. In January 2014, we paid a $275,000 discretionary bonus to Mr. Giovanniello for 2013, which is reflected in the Summary Compensation Table above. Mr. Giovanniello also had a $40,000 retention award paid in 2013 that vested on December 31, 2013 as described in the Summary Compensation Table above. The current term of the agreement with Mr. Giovanniello, which automatically renews for successive one-year periods unless terminated by either party upon 60 days’ prior written notice prior to the expiration of the then current term, is through December 31, 2014.

Grants of Plan-Based Awards in 2013

The following table shows grants made to our Named Executive Officers in 2013. The grant date fair value of option awards may not be realized by the individuals.

					All Other Option Awards: Number of Securities Underlying Options (#)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards

						Exercise or Base Price of Option Awards ($)
							Grant Date Fair Value of Option Award (1) ($)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Richard Lampen	1/28/2013	—	—	—	300,000	1.40	212,700

Mark Zeitchick	1/28/2013	—	—	—	300,000	1.40	212,700

Brett Kaufman	1/28/2013	—	—	—	62,500	1.40	44,313

Adam Malamed	1/28/2013	—	—	—	100,000	1.40	70,900

Joseph Giovanniello, Jr.	1/28/2013	—	—	—	25,000	1.40	17,725

(1)
Represents the aggregate grant date fair value of stock options granted for the year ended December 31, 2013 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the officer. Assumptions used in the calculation of such amount are included in note 17 to our audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized.

Outstanding Equity Awards at December 31, 2013

The following table summarizes the outstanding option awards held by our Named Executive Officers at December 31, 2013.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Richard J. Lampen	20,000	—			0.48	03/02/2015
	600,000	—			0.88	07/17/2016
	20,000	—			1.39	11/05/2016
	20,000	—			2.30	06/28/2017
	600,000	—			2.30	07/25/2017
	600,000	—			1.58	10/30/2018
	450,000	150,000	(1)		0.90	01/14/2020
	300,000	300,000	(2)		1.28	03/02/2021
	150,000	450,000	(3)		2.80	01/31/2022
	—	300,000	(4)		1.40	01/28/2023

Mark Zeitchick	125,000	—			1.01	05/25/2014
	150,000	—			0.58	08/17/2015
	600,000	—			0.88	07/17/2016
	600,000	—			2.30	07/25/2017
	600,000	—			1.58	10/30/2018
	450,000	150,000	(1)		0.90	01/14/2020
	300,000	300,000	(2)		1.28	03/02/2021
	150,000	450,000	(3)		2.80	01/31/2022
	—	300,000	(4)		1.40	01/28/2023

Brett H. Kaufman	150,000	—			2.30	03/24/2018
	37,500	12,500	(1)		0.90	01/14/2020
	62,500	62,500	(2)		1.28	03/02/2021
	31,250	93,750	(3)		2.80	01/31/2022
	—	62,500	(4)		1.40	01/28/2023

Adam Malamed	500,000	—			1.05	09/11/2016
	150,000	—			1.58	10/30/2018
	150,000	50,000	(1)		0.90	01/14/2020
	100,000	100,000	(2)		1.28	03/02/2021
	50,000	150,000	(3)		2.80	01/31/2022
	—	100,000	(4)		1.40	01/28/2023

Joseph Giovanniello, Jr.	30,000	—			1.01	05/26/2014
	30,000	—			0.58	08/17/2015
	15,000	—			2.30	06/02/2018
	37,500	12,500	(1)		0.90	01/14/2020
	25,000	25,000	(2)		1.28	03/02/2021
	12,500	37,500	(3)		2.80	01/31/2022
	—	25,000	(4)		1.40	01/28/2023

(1)	These options vested on January 14, 2014.
(2)	These options vest in two equal annual installments beginning on March 2, 2014.
(3)	These options vest in three equal annual installments beginning on January 31, 2014.
(4)	These options vest in four equal annual installments beginning on January 28, 2014.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options during 2013.

Pension Benefits

We do not provide pension benefits to our Named Executive Officers.

Nonqualified Deferred Compensation

We do not maintain defined contribution or other plans providing for the deferral of compensation on a basis that is not tax qualified.

Qualified Employee Stock Purchase Plan

On November 6, 2002, our shareholders approved the QESPP, under which a total of 5,000,000 shares of our common stock are available for issuance. On November 1, 2006, our shareholders approved an amendment to increase the number of shares available for issuance under the plan to 10,000,000 shares. In September 2012, our shareholders approved the amendment and restatement of the QESPP. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees may use a portion of their salary to acquire shares of our common stock during designated periods. Designated periods have been initially set at three months long and commence on January 1st , April 1st, July 1st and October 1st of each year and end on March 31st, June 30th, September 30th and December 31st of each year. On the first day of each such period, known as the “date of grant,” each participating employee is automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period is known as an “exercise date.” On the exercise date, amounts withheld during the period are applied to purchase shares from us for the participating employees. The purchase price under the QESPP is currently 95% of the last sale price of our common stock on the exercise date. As of December 31, 2013, 4,377,133 shares of common stock had been issued under the QESPP.

Potential Termination or Change in Control Payments

Mark Zeitchick, Adam Malamed, Brett H. Kaufman and Joseph Giovanniello have employment agreements with us that provide for potential payments in the event of their termination.

Under Mr. Zeitchick's employment agreement, if his employment is terminated for any reason other than death, we are required to pay to Mr. Zeitchick all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for him and his family, providing coverage no less extensive than that in effect on the date of termination, and pay for any required deductibles under such insurance, until the earlier of (i) two years after his termination or (ii) until he receives similar coverage, without pre-existing condition limitations, after the expiration of any waiting periods, from a subsequent employer, as well as the cost of insurance, hospitalization, medical or other benefits we make available to our employees. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2013 for any reason other than his death was approximately $19,824. In the event of Mr. Zeitchick’s death, we are required to pay to, or on behalf of, Mr. Zeitchick’s spouse or designated beneficiary, if he is survived by a spouse or designated beneficiary, or if not, to his estate, for one year from the date of death, all compensation owed under the agreement as of the termination date and all premiums necessary to maintain medical insurance for his family, providing coverage no less extensive than that in effect on the date of the agreement, any required deductibles under such insurance, as well as the cost of insurance, hospitalization, medical or other benefits made available by us to our employees so that Mr. Zeitchick’s beneficiary may participate. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2013 as a result of his death was approximately $0.

Under Mr. Malamed’s employment agreement, we are required to pay Mr. Malamed a severance amount equal to his annual base salary ($300,000 at December 31, 2013) and he and his family would be entitled to receive subsidized health benefits for a period of up to 18 months (approximately $43,112 at December 31, 2013) following any termination by us without “Cause” or by him for “Good Reason”. The total estimated payment in the event Mr. Malamed’s employment had been terminated on December 31, 2013 as a result of his death or disability was approximately $0.

Mr. Malamed’s employment agreement defines “Cause” and “Good Reason” as follows:

•
Cause means: (i) conviction of, or the entry of a plea of guilty or nolo contendere to, a felony, (ii) alcoholism or drug addiction which materially impairs Mr. Malamed’s ability to perform his duties, (iii) continued, intentional and willful failure to substantially and materially perform his material duties and responsibilities after receipt of written notice and failure to cure within 30 days of such notice, (iv) willful and deliberate misconduct that results, or is reasonably likely to result, in material and demonstrative harm to us or our subsidiaries or affiliates, or (v) substantial impairment from performing his duties for a period of longer than 60 consecutive days or more than 120 days as a result of an action taken by a regulatory body or self-regulatory agency.

•
Good Reason means: (i) a failure by us to make any payments under the employment agreement, (ii) any other breach of a material provision of the employment letter by us, including without limitation a change in Mr. Malamed’s title, (iii) removal of Mr. Malamed as a member of our management committee, or (iv) relocation of his office to a location more than 25 miles from Miami, Florida.

Under Mr. Kaufman’s employment agreement, we are required to pay Mr. Kaufman a severance amount equal to his annual base salary ($250,000 at December 31, 2013) due to his termination by us without “Cause” or by him for “Good Reason”. In the event that Mr. Kaufman's employment is terminated due to death or “Disability”, Mr. Kaufman will be entitled to receive a pro-rata bonus for the year of termination based on his bonus for the prior year ($350,000 in the case of any termination in 2014). Also, Mr. Kaufman and his family will be entitled to receive company paid health and dental benefits for a period of up to 18 months following any termination due to death, “Disability”, without “Cause” or with “Good Reason” (approximately $43,112 at December 31, 2013). The total estimated payment in the event Mr. Kaufman’s employment had been terminated on December 31, 2013 as a result of his death or disability was approximately $518,112.

Mr. Kaufman's employment letter defines “Cause”, “Disability” and “Good Reason” as follows:

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

Under Mr. Giovanniello’s employment agreement, we are required to pay Mr. Giovanniello a severance amount equal to his annual base salary ($250,000 at December 31, 2013) due to his termination by us without “Cause” or by him for “Good Reason”. In the event that Mr. Giovanniello’s employment is terminated due to death or “Disability”, Mr. Giovanniello will be entitled to receive a pro-rata bonus for the year of termination based on his bonus for the prior year ($315,000 in the case of any termination in 2014). Also, Mr. Giovanniello and his family will be entitled to receive company paid health and dental benefits for a period of up to 18 months following any termination due to death, “Disability”, without “Cause” or with “Good Reason” (approximately $43,112 at December 31, 2013). The total estimated payment in the event Mr. Giovanniello’s employment had been terminated on December 31, 2013 as a result of his death or disability was approximately $468,112.

Mr. Giovanniello’s employment letter defines “Cause”, “Disability” and “Good Reason” as follows:

•
Cause means: (i) conviction of, or the entry of a plea of guilty or nolo contendere to, a felony, (ii) alcoholism or drug addiction which materially impairs Mr. Giovanniello’s ability to perform his duties, (iii) continued, intentional and willful failure to substantially and materially perform his material duties and responsibilities hereunder after receipt of written notice and failure to cure within 30 days of such notice, (iv) willful and deliberate misconduct that results, or is reasonably likely to result, in material and demonstrative harm to us or our subsidiaries or affiliates or (v) substantial impairment from performing his duties for a period of longer than sixty (60) consecutive days or more than 120 days as a result of an action against taken by a regulatory body or self-regulatory agency.

•
Disability means that Mr. Giovanniello, as a result of incapacity due to physical or mental illness, has been substantially unable to perform his normal duties for an entire period of six consecutive months, and has not returned to the substantial performance of his duties on a full-time basis within 30 days after written notice of termination is given by us after such six-month period.

•
Good Reason means: (i) a material diminution in duties or responsibilities, (ii) removal of Mr. Giovanniello as our senior vice president-corporate and regulatory affairs, (iii) a reduction in his base salary, (iv) relocation of his office to a location outside of New York City (other than in connection with travel necessary to perform his duties), or (v) a material breach by us of his employment letter, an indemnification agreement between us or any equity agreement between us, including, without limitation, the failure of any successor to all or substantially all of our assets to assume our obligations under the employment letter and the indemnification agreement.

Also, certain of our option agreements contain clauses that provide that in the event of a change in control of our company, upon the death or disability of the option holder or upon the termination of the option holder without cause or for good reason, all stock options under such an agreement become fully vested. The unrealized value of in-the-money unvested stock options subject to accelerated vesting are shown below as potential payments to the Named Executive Officers. The unrealized value was calculated by multiplying the number of unvested shares under “Outstanding Equity Awards at December 31, 2013” above by the closing price of a share of common stock on December 31, 2013 ($3.13), then deducting the aggregate exercise price of the unvested stock options.

Name	Change-in-Control ($)	Death ($)	Disability ($)	Termination by Company without Cause or by Named Executive Officer with Good Reason ($)
Richard J. Lampen	1,557,000	1,557,000	1,557,000	1,557,000
Mark Zeitchick	1,557,000	1,557,000	1,557,000	1,557,000
Adam Malamed	519,000	519,000	519,000	519,000
Brett H. Kaufman	282,563	282,563	282,563	282,563
Joseph Giovanniello, Jr.	—	—	—	—

Director Compensation

Directors who are also employees receive no additional compensation for serving as directors. Each of our non-employee directors receives annual director fees of $30,000, payable in quarterly installments. Audit committee, compensation committee and nominating and corporate governance committee members each receive an additional annual fee of $10,000, $5,000 and $5,000, respectively. The chair of the executive committee (if he is not an employee) receives an additional annual fee of $100,000. The chair of each of the audit, compensation and nominating and corporate governance committee receives an additional annual fee of $10,000. Also, each non-employee director receives $1,500 and $750 per board and committee meeting, respectively, that he or she attends. Upon their election or re-election, as the case may be, we grant our non-employee directors ten-year options under our 1999 Plan or 2009 Plan to purchase 50,000 common shares at fair market value on the grant date. We also reimburse directors for costs incurred in attending board and committee meetings.

In addition, for 2013, we paid a discretionary bonus of $1,250,000 in January 2014 to each of Phillip Frost, M.D., our chairman, and Howard Lorber, our vice-chairman, based on the contributions made by such individuals to the growth of our business, including through recruiting, acquisitions and development of client relationships. In January 2014, we also granted options to purchase 400,000 shares to each of Dr. Frost and Mr. Lorber at an exercise price of $3.25 per share (a premium to the closing market price of $2.92 on the grant date). In January 2013, we granted each of Dr. Frost and Mr. Lorber an option to purchase 300,000 shares of our common stock at an exercise price of $1.40 per share (a premium to the closing market price of $1.23 on the grant date).

The following table summarizes non-employee director compensation for 2013. Compensation for directors who are also Named Executive Officers is included in the Summary Compensation Table above.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)
				Total ($)
Name

Henry C. Beinstein	72,750	—	41,800	114,550
Phillip Frost, M.D.	1,386,000	—	254,500	1,640,500
Brian S. Genson	43,250	—	41,800	85,050
Saul Gilinski	50,500	—	41,800	92,300
Dmitry Kolosov	37,500	—	41,800	79,300
Dr. Richard M. Krasno	56,750	—	41,800	98,550
Howard M. Lorber	1,286,000	—	254,500	1,540,500
Jeffrey S. Podell	52,000	—	41,800	93,800
Jacqueline M. Simkin	71,250	—	41,800	113,050

(1)
Represents the aggregate grant date fair value of stock options granted for the year ended December 31, 2013 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the director. Assumptions used in the calculation of such amount are included in note 17 to our audited financial statements for the year ended December 31, 2013 included in our Original 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized.

The aggregate number of outstanding option awards at December 31, 2013 was as follows:

Name	Aggregate Number of Option Awards
Henry C. Beinstein	200,000
Phillip Frost, M.D.	5,890,000
Brian S. Genson	240,000
Saul Gilinski	220,000
Richard Krasno, M.D.	220,000
Dmitry Kolosov	120,000
Howard M. Lorber	3,240,000
Jeffrey S. Podell	240,000
Jacqueline M. Simkin	140,000

Compensation Committee Interlocks and Insider Participation
No member of the compensation committee during 2013 was an officer, employee or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure pursuant to SEC rules and regulations. None of our executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure pursuant to SEC rules and regulations.

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

In fulfilling our role, we met and held discussions with the Company’s management and reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 to Annual Report on Form 10-K. Based on the review and discussions with management and our business judgment, we recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K for filing with the Securities and Exchange Commission.
Submitted by the Compensation Committee of the Board of Directors.
Henry C. Beinstein
Brian S. Genson
Dr. Richard Krasno
Jacqueline M. Simkin

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Share Ownership

The table below shows the number of shares of common stock beneficially owned as of April 17, 2014 by:

•	those persons or groups known to us to beneficially own more than 5% of our common stock,

•	each of our directors,

•	each Named Executive Officer, and

•	all directors and executive officers as a group.

The share percentages in the table below are based on 181,799,534 shares of common stock outstanding on April 17, 2014.

	Ownership of our Common Stock

Name and Address of Beneficial Owner	Number of Shares	Percent

Phillip Frost, M.D. and related entities 4400 Biscayne Boulevard, 15th Floor Miami, Florida 33137	71,052,130 (1)	35.9%

New Valley LLC 4400 Biscayne Blvd., 10th Floor Miami, FL 33137	15,191,205 (2)	8.31%

Howard M. Lorber	5,561,606 (3)	3.02%

Mark Zeitchick	5,671,336 (4)	3.06%

Richard J. Lampen	4,190,250 (5)	2.26%

Richard J. Rosenstock	3,421,086 (6)	1.88%

Jacqueline M. Simkin	2,010,140 (7)	1.10%

Adam Malamed	1,749,978 (8)	*

Saul Gilinski	1,328,600 (9)	*

Dr. Richard M. Krasno	525,500 (10)	*

Brett H. Kaufman	386,875 (11)	*

Jeffrey S. Podell	282,013 (12)	*

Brian S. Genson	280,000 (13)	*

Joseph Giovanniello, Jr.	264,668 (14)

Henry C. Beinstein	261,532 (15)	*

Dmitry Kolosov	20,000 (16)

All directors and executive officers as a group (15 persons)	97,105,714 (17)	45.78%
_________________________________

*	Less than 1 percent.

(1)
Represents (i) 11,898,699 shares of common stock held by Frost Gamma Investments Trust, a trust organized under Florida law (“Gamma Trust”), (ii) 43,013,431 shares of common stock held by Frost-Nevada Investments Trust (“Nevada Trust”), a trust organized under Florida law, (iii) 5,140,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Frost and (iv) 11,000,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Nevada Trust. Dr. Frost is the sole trustee of both Gamma Trust and Nevada Trust. As the sole trustee of Gamma Trust and Nevada Trust, Dr. Frost may be deemed the beneficial owner of all shares owned by Gamma Trust and Nevada Trust, respectively, by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by such trusts. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Securities Exchange Act of 1934, each of Dr. Frost, Gamma Trust and Nevada Trust will be deemed to be the beneficial owner of the shares held by any other such person. The foregoing information was derived from a Schedule 13D filed with the SEC on December 9, 1997, as amended, as well as from information made known to us.

(2)
New Valley LLC is wholly-owned by Vector Group Ltd. The business address of New Valley LLC and Vector Group Ltd. is 4400 Biscayne Blvd., 10th Floor, Miami, Florida 33137. Includes 1,000,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Vector Group Ltd.

(3)
Represents (i) 2,474,512 shares of common stock held directly by Mr. Lorber, (ii) 522,027 shares of common stock held by Lorber Alpha II Limited Partnership, a Nevada limited partnership, (iii) 2,565,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lorber and (iv) 67 shares of common stock held of record by Citibank N.A. as custodian for the benefit of Howard Lorber Rollover IRA. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc. Does not include (i) the shares of common stock beneficially owned by New Valley LLC, of which Mr. Lorber serves as an executive officer and director of its parent, Vector Group Ltd., (ii) shares of common stock issuable upon the exercise of currently exercisable warrants beneficially owned by Vector Group Ltd., and (iii) shares of common stock held by the Lorber Charitable Fund, a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers.

(4)
Represents (i) 2,171,336 shares of common stock held of record by MZ Trading LLC, of which Mr. Zeitchick is the sole managing member and (ii) 3,500,000 shares of common stock issuable upon exercise of currently exercisable options held by MZ Trading LLC.

(5)
Represents (i) 841,917 shares of common stock held directly by Mr. Lampen, (ii) 3,285,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Lampen, (iii) 13,333 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Lampen and (iv) 50,000 shares of common stock held by Mr. Lampen’s spouse, as to which he disclaims beneficial ownership. Does not include (i) shares of common stock beneficially owned by New Valley LLC, of which Mr. Lampen serves as an executive officer of its parent, Vector Group Ltd., or (ii) shares of common stock issuable upon the exercisable warrants beneficially owned by Vector Group Ltd.

(6)
Represents (i) 2,701,586 shares of common stock held of record by The Richard J. Rosenstock Revocable Living Trust Dated 3/5/96, of which Mr. Rosenstock is the sole trustee and beneficiary, (iii) 139,000 shares of common stock held of record by the NFS/FMTC Rollover IRA for the benefit of Richard J. Rosenstock, (iv)  5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Roni L. Rosenstock, Mr. Rosenstock’s wife, (v) 5,000 shares of common stock held of record by the NFS/FMTC IRA for the benefit of Richard J. Rosenstock, (vi) 30,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Rosenstock and (vii) 425,500 shares of common stock issuable upon exercise of currently exercisable warrants held by Roni L. Rosenstock.

(7)
Represents (i) 1,137,822 shares of common stock held by The Jacqueline Simkin Revocable Trust as Amended & Restated 12/16/03, of which Ms. Simkin is the trustee, (ii) 521,318 shares of common stock held by The LTS #2 Grantor Retained Annuity Trust dated 11/18/11, of which Ms. Simkin is the trustee and (iii) 211,000 shares of common stock held by The Jacqueline Simkin Charitable Remainder Unitrust dated 09/06/2002, of which Ms. Simkin is a co-trustee, and (iv) 140,000 shares of common stock issuable upon exercise of currently exercisable options held by Ms. Simkin.

(8)
Represents (i) 323,478 shares of common stock held directly by Mr. Malamed, (ii) 1,125,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Malamed and (iii) 301,500 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Malamed.

(9)	Includes 220,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Gilinski.

(10)	Includes 220,000 shares of common stock issuable upon exercise of currently exercisable options held by Dr. Krasno.

(11)	Includes 371,875 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Kaufman.

(12)	Includes 240,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Podell.

(13)
Includes (i) 10,000 shares of common stock held of record in the account of Genson Capital LLC for which Mr. Genson is the managing member and (ii) 240,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Genson.

(14)	Includes 163,750 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Giovanniello.

(15)
Includes (i) 1,532 shares of common stock held of record in the individual retirement account of Mr. Beinstein’s spouse and (ii) 200,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Beinstein.

(16)	Includes 120,000 shares of common stock issuable upon exercise of currently exercisable options held by Mr. Kolosov.

(17)	Includes 29,300,958 shares of common stock issuable upon exercise of currently exercisable options and warrants.

Equity Compensation Plan Information

The following table contains information at December 31, 2013 regarding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	36,759,662	1.70	7,541,134 (1)

Equity compensation plans not approved by security holders (2), (3), (4), (5)	20,320,666	1.56

(1)	Consists of 1,189,654 shares available for future issuance under our 1999 Plan and 6,351,480 under the 2009 Plan.

(2)	Includes warrants to purchase 1,533,334 shares of our common stock at $0.68 and 400,000 shares of our common stock at $0.96 per share issued to former shareholders of Capitalink, L.C.

(3)
Includes warrants to purchase 1,500,000 shares of our common stock at $0.94 per share, issued to acquire BroadWall Capital LLC. In September 2006, Ladenburg engaged several employees of BroadWall Capital LLC to continue as employees of Ladenburg. We granted to such individuals ten-year options to purchase an aggregate of 1,500,000 shares of our common stock exercisable at $0.94 per share. At December 31, 2013, options to purchase 1,425,000 shares remained outstanding and are currently vested.

(4)
Includes warrants to purchase 2,000,000 shares of our common stock at $1.91 per share, issued to an affiliate of our chairman of the board and our principal shareholder, under a credit agreement in connection with our acquisition of Investacorp, Inc. in 2007. In connection with the Investacorp acquisition, we granted Investacorp’s chairman options to purchase 3,000,000 shares of our common stock at $1.91 per share. These options are currently vested and have a ten-year term.

(5)
Includes warrants to purchase 10,713,332 shares of our common stock at $1.68 per share, which we issued to lenders in connection with our acquisition of Securities America Financial Corporation in 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Policy

Our Code of Business Conduct and Ethics requires us to avoid related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our audit committee. Related-party transactions are defined as transactions in which:

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

A director may not participate in the approval of any transaction in which he or she is a related party, but must provide the audit committee with all material information concerning the transaction. Also, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related-party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director or officer.

Related Party Transactions

In connection with our acquisition of Securities America Financial Corporation (“Securities America”) on November 4, 2011, we entered into a loan agreement with various lenders (the “Lenders”), under which the Lenders provided a loan (the “November 2011 Loan”) to us in an aggregate principal amount of $160,700,000, some of which was used to fund a portion of the purchase price for Securities America. Interest on the November 2011 Loan is payable quarterly at 11% per annum. Interest is payable in cash; provided that we may also pay interest-in-kind with the consent of certain Lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. Ten percent (10%) of the principal amount of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on each of December 31, 2014 and December 31, 2015, and the balance of the November 2011 Loan, together with accrued and unpaid interest thereon, is due on November 4, 2016.

We may voluntarily repay the November 2011 Loan at any time without premium or penalty. During the twelve months ended December 31, 2013, we prepaid $110,850,000 of the November 2011 loan. These prepayments included the installments of the notes that would have been due on December 31, 2014 and December 31, 2015. In March 2014, we prepaid an additional $10,000,000 of the November 2011 loan. The notes contain customary events of default, which, if uncured, permit the Lenders to accelerate the maturity date of the November 2011 Loan.

The aggregate principal amount outstanding under the November 2011 Loan at December 31, 2013 was $49,850,000, and we paid interest in an amount equal to $11,125,767 on such loan for the year ended December 31, 2013. The largest principal amount outstanding under the November 2011 Loan at any time during the year ended December 31, 2013 was $160,700,000.

At closing, we paid a one-time aggregate funding fee of $803,500 to the Lenders and issued to the Lenders warrants (“Warrants”) to purchase an aggregate of 10,713,332 shares of our common stock. The Warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the closing date, as reported by the NYSE MKT.

The Lenders include Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman and principal shareholder, Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a more than 5% holder of our shares, and Richard J. Lampen, our

President and Chief Executive Officer. The original principal amounts loaned by Frost Nevada, Vector Group and Mr. Lampen were $135,000,000, $15,000,000 and $200,000, respectively. A special committee of our board reviewed and considered the terms of the loan agreement, the notes and the Warrants, and, upon such review and consideration, which included the advice of the special committee’s independent financial advisor, the special committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

In connection with our acquisition of Investacorp in 2007, we entered into a $30,000,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Phillip Frost. Borrowings under the credit agreement bear interest at a rate of 11% per annum, payable quarterly. In August 2009, the revolving credit agreement was amended to extend the maturity date to August 25, 2016. In connection with the Securities America acquisition, in August 2011, we entered into a second amendment to the revolving credit agreement, under which available borrowings were increased by $10,000,000 to $40,000,000. The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. The largest aggregate principal amount outstanding under this facility in 2013 was $39,260,000. In 2013, we paid to Frost Gamma $51,460,000 in principal and $1,638,988 in interest under this facility. The aggregate principal amount outstanding under this facility at December 31, 2013 was $0.

From time to time, our subsidiary, Ladenburg Thalmann & Co. Inc., provides investment banking services in the ordinary course on customary terms to companies in which certain of our directors may be directors and/or shareholders.

In September 2006, we entered into a management services agreement with Vector Group under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, to serve as our president and chief executive officer and to provide certain other financial, tax and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns. In consideration for such services, we currently pay Vector Group a $850,000 annual fee plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in providing such services, and have agreed to indemnify Vector Group for any liabilities arising out of the provision of the services. We paid $750,000 in 2013 to Vector Group under this agreement. Effective January 1, 2014, the annual fee increased to $850,000. The agreement is terminable by either party upon 30 days’ prior written notice.

In March 2013, we entered into an office lease amendment with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, for the five-year period expiring in February 2018. The lease was for approximately 18,150 square feet of space in an office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located. The rent is inclusive of operating expenses, property taxes and parking. Rental payments for 2013 amounted to approximately $572,000. The lease provides for aggregate payments during the five-year term of approximately $2,995,000 and minimum annual payments of $599,000. We received the advice of a commercial real estate firm at the time we entered into the lease that the lease terms were as fair as could have been obtained from an unaffiliated third party.

In September 2010, Investacorp, Inc. entered into an office lease with Frost Real Estate Holdings, LLC for a five-year lease ending in September 2015. The lease is for 11,475 square feet of space in an office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located. Rental payments for 2013 amounted to approximately $320,000. We received the advice of a commercial real estate firm at the time we entered into the lease that the lease terms were as fair as could have been obtained from an unaffiliated third party.

Ladenburg Thalmann & Co. Inc employs Richard J. Rosenstock, a director, Richard Sonkin, the brother-in-law of Richard J. Rosenstock, and Steven Zeitchick, the brother of Mark Zeitchick, a director and our executive vice president. In 2013, (i) Richard J. Rosenstock received approximately $215,047 in compensation, (ii) Richard Sonkin, received approximately $255,387 in compensation and (iii) Steven Zeitchick received $270,710 in compensation. It is anticipated that each of these individuals will receive in excess of $120,000 in compensation from us in 2014.

Independence of Directors

We follow the NYSE MKT rules in determining whether a director is independent. Our board also consults with our counsel to ensure that the board's determination is consistent with those rules and other relevant laws and regulations regarding director independence. In making its independence determinations, our board considered that in the ordinary course of business we may provide commercial and investment banking, financial advisory and other services to some of the independent directors and to business organizations and individuals associated with them. Our board determined that, based on available information, none of these relationships were material or affected the independence of any director. Consistent with these considerations, our board of directors affirmatively determined that Messrs. Beinstein, Genson, Gilinski, Kolosov, Krasno and Podell and Ms. Simkin are

independent. The other directors may not be deemed independent under the NYSE MKT rules because we currently employ them or they have other relationships with us that may result in them being deemed not “independent.” All members of our compensation and nominating and corporate governance committees are independent and all members of our audit committee are independent under those heightened standards applicable to audit committee members.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Independent Registered Public Accounting Firm for 2013 and 2012

EisnerAmper LLP billed us the following amounts for professional services rendered for 2013 and 2012:

	2013	2012
	(in thousands)
Audit fees	$1,105	$1,005
Audit-Related fees	—	—
Tax fees	—	—
All other fees	162	30

Total fees	$1,267	$1,035

Audit Fees include fees for services performed by EisnerAmper LLP relating to the integrated audit of our consolidated annual financial statements and internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q and statutory and regulatory filings or engagements.

Audit-Related Fees would include fees for assurance and related services performed by EisnerAmper LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees would include fees for professional services rendered by EisnerAmper LLP for tax compliance, tax advice and tax planning.

All Other Fees includes fees for products and services provided by EisnerAmper LLP, other than the services reported above. The services performed involved review of certain corporate filings.

Audit Committee Pre-Approval Policy

Our audit committee pre-approves the engagement of EisnerAmper LLP to render audit and non-audit services. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees”, Audit-Related Fee”, “Tax Fees” and “All Other Fees” above.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
3.1	Articles of Incorporation	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006	C	3.1
3.4	Articles of Amendment to the Articles of Incorporation, dated May 9, 2013.	W	3.1
3.5	Articles of Amendment to Articles of Incorporation, dated May 21, 2013.	X	3.6
3.6	Articles of Amendment to Articles of Incorporation, dated June 20, 2013.	Y	3.1

3.7	Amended and Restated Bylaws	D	3.2
4.1	Form of common stock certificate	A	4.1
4.2	Form of Promissory Note, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement.	S	10.2
4.3	Form of Warrant, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement.	S	4.1
4.4	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate.	X	4.1
10.1	Amended and Restated 1999 Performance Equity Plan.*	F	4.1
10.2	2009 Incentive Compensation Plan.*	O	Exhibit A
10.3	Ladenburg Thalmann Financial Services Inc. Amended and Restated Qualified Employee Stock Purchase Plan.*	G	Exhibit A
10.4	Office Lease dated March 30, 2007 between Ladenburg Thalmann & Co., Inc. and Frost Real Estate Holdings, LLC.	H	10.1
10.5	Amendment and Lease Extension Agreement, dated as of March 8, 2013, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	V	10.1
10.6	Warrant issued to BroadWall Capital LLC.	I	10.1
10.7	Form of Stock Option Agreement issued to employees of BroadWall.	I	10.2
10.8	Letter Agreement, dated February 8, 2012, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd.	J	10.1
10.9	Form of Warrant issued to the stockholders of Telluride Holdings, Inc.	K	10.2
10.10	Amendment to Employment Agreement, dated as of Sept. 1, 2006 between the Company, Ladenburg Thalmann & Co. Inc. and Mark Zeitchick.*	L	10.3
10.11	Letter Agreement, dated as of January 19, 2011, between the Company and Mark Zeitchick.*	Q	10.1
10.12	Letter Agreement dated as of December 15, 2011, between the Company and Mark Zeitchick.*	T	10.21
10.13	Non-Plan Option Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard.	E	10.2
10.14	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement.	E	10.3
10.15	Employment Letter, dated as of January 30, 2013, by and between Ladenburg Thalmann Financial Services Inc. and Joseph Giovanniello, Jr. *	U	10.1
10.16	Employment Letter dated as of February 8, 2008 between the Company and Brett Kaufman.*	M	10.1
10.17	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	R	2.1
10.18	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	P	10.1
10.19	Employment Letter, dated as of December 15, 2011, between the Company and Adam Malamed.*	T	10.27
10.20	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto.	E	4.1
10.21	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009.	N	4.2
10.22	Amendment No. 2 to Credit Agreement, dated August 16, 2011, by and between the Company and Frost Nevada Investments Trust.	R	10.1
10.23	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	N	4.1

10.24	First Amendment, dated November 4, 2011, to Forgivable Loan Agreement between the Company and National Financial Services LLC.	T	10.32
10.25	Forgivable Loan Agreement, dated as of November 4, 2011, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	T	10.33
10.26	Loan Agreement, dated November 4, 2011, by and among the Company and the lenders party thereto	S	10.1
10.27	Equity Distribution Agreement, dated June 24, 2013, between Ladenburg Thalmann Financial Services, Inc. and Mitsubishi UFJ Securities (USA), Inc., as representative of the Sales Agents listed on Schedule I thereto.	Y	1.1
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends	Z	12.1
21	List of Subsidiaries	Z	21
23.1	Consent of EisnerAmper LLP	Z	23.1
24	Power of Attorney	Z	—
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***	—
101.INS	XBRL Instance Document	Z	101.INS
101.SCH	XBRL Taxonomy Extension Schema	Z	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Z	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Z	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	Z	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Z	101.PRE

*	Management Compensation Contract

**	Filed herewith

***	Furnished herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Definitive proxy statement filed with the SEC on August 27, 2012 relating to the annual meeting of shareholders held on September 28, 2012.

H.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

I.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

J.	Current report on Form 8-K, dated February 8, 2012 and filed with the SEC on February 10, 2012.

K.	Current report on Form 8-K, dated September 6, 2006 and filed with the SEC on September 7, 2006.

L.	Current report on Form 8-K/A dated September 6, 2006 and filed with the SEC on October 24, 2006.

M.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

N.	Quarterly report on Form 10-Q for the quarter ended September 30, 2009.

O.	Definitive proxy statement filed with the SEC on July 20, 2009 relating to the annual meeting of shareholders held on August 27, 2009.

P.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.

Q.	Current report on Form 8-K, dated January 19, 2011 and filed with the SEC on January 25, 2011.

R.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.

S.	Current report on Form 8-K, dated November 4, 2011 and filed with the SEC on November 9, 2011.

T.	Annual report on Form 10-K for the year ended December 31, 2011.

U	Current Report on Form 8-K, filed with the SEC on February 4, 2013.

V.	Current Report on Form 8-K, filed with the SEC on March 8, 2013.

W.	Current Report on Form 8-K, filed with the SEC on May 15, 2013.

X.	Registration Statement on Form 8-A, filed with the SEC on May 24, 2013.

Y.	Current Report on Form 8-K, filed with the SEC on June 25, 2013.

Z.	Annual Report on Form 10-K for the year ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Dated: April 30, 2014

By:    /s/  Brett H. Kaufman
Name: Brett H. Kaufman
Title: Senior Vice President and Chief Financial Officer