Form 10-Q
period 2014-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2014-05-07
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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
Yes  ___ No  X
As of May 2, 2014 there were 181,811,984 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS

Cash and cash equivalents	$48,529	$50,329
Securities owned, at fair value	6,717	4,789
Receivables from clearing brokers	40,059	31,391
Receivables from other broker-dealers	4,824	2,126
Notes receivable from financial advisors, net	29,973	31,751
Other receivables, net	23,105	21,687
Fixed assets, net	16,883	15,866
Restricted assets	470	570
Intangible assets, net	73,430	76,251
Goodwill	90,481	90,501
Unamortized debt issue cost	951	1,069
Cash surrender value of life insurance	11,526	12,370
Other assets	21,479	22,120

Total assets	$368,427	$360,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$6,010	$83
Accrued compensation	13,267	20,098
Commissions and fees payable	36,726	32,800
Accounts payable and accrued liabilities	18,129	19,846
Deferred rent	1,782	1,871
Deferred income taxes	7,753	7,499
Deferred compensation liability	18,457	19,056
Accrued interest	1,440	1,506
Notes payable, net of $1,180 and $1,618 unamortized discount in 2014 and 2013, respectively	54,857	64,648
Total liabilities	158,421	167,407

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2014 and 2013: 8% Series A cumulative redeemable preferred stock; 8,290,000 shares authorized; 6,798,983 and 6,189,497 shares issued and outstanding in 2014 and 2013, respectively (liquidation preference $169,975 in 2014 and $154,737 in 2013)	1	1
Common stock, $.0001 par value; authorized 600,000,000 shares in 2014 and 2013; shares issued and outstanding, 181,829,745 in 2014 and 181,433,815 in 2013	18	18
Additional paid-in capital	363,109	350,780
Accumulated deficit	(153,153)	(157,438)

Total shareholders’ equity of the Company	209,975	193,361

Noncontrolling interest	31	52

Total shareholders' equity	210,006	193,413

Total liabilities and shareholders' equity	$368,427	$360,820
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues:
Commissions	$100,599	$93,067
Advisory fees	76,879	63,337
Investment banking	15,999	13,069
Principal transactions	782	420
Interest and dividends	1,703	1,611
Service fees and other income	15,856	15,801
Total revenues	211,818	187,305
Expenses:
Commissions and fees	151,739	134,468
Compensation and benefits	27,890	23,635
Non-cash compensation	1,927	1,413
Brokerage, communication and clearance fees	4,407	2,588
Rent and occupancy, net of sublease revenue	1,533	1,499
Professional services	2,148	2,088
Interest	1,893	6,236
Depreciation and amortization	3,838	3,907
Loss on extinguishment of debt	314	—
Amortization of retention loans	1,788	1,808
Other	9,496	9,040
Total expenses	206,973	186,682
Income before item shown below	4,845	623
Change in fair value of contingent consideration	12	23
Income before income taxes	4,857	646
Income tax expense	593	523
Net income	4,264	123
Net loss attributable to noncontrolling interest	(21)	(13)
Net income attributable to the Company	$4,285	$136
Dividends declared on preferred stock	(3,225)	—
Net income available to common shareholders	$1,060	$136

Net income per share available to common shareholders (basic and diluted)	$0.01	$0.00

Weighted average common shares used in computation of per share data:
Basic	181,502,068	183,459,124
Diluted	202,332,855	188,458,448

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2013	6,189,497	$1	181,433,815	$18	$350,780	$(157,438)	$52	$193,413
Issuance of common stock under employee stock purchase plan	—	—	37,795	—	109	—	—	109
Exercise of stock options	—	—	650,744	—	732	—	—	732
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	993	—	—	993
Stock-based compensation to employees	—	—	—	—	934	—	—	934
Repurchase and retirement of common stock	—	—	(292,609)	—	(904)	—	—	(904)
Preferred stock issued, net of expenses of $279	609,486	—	—	—	13,690	—	—	13,690
Preferred stock dividends declared and paid	—	—	—	—	(3,225)	—	—	(3,225)
Net income (loss)	—	—	—	—	—	4,285	(21)	4,264
Balance, March 31, 2014	6,798,983	$1	181,829,745	$18	$363,109	$(153,153)	$31	$210,006

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$4,264	$123
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Change in fair value of contingent consideration	(12)	(23)
Adjustment to deferred rent	(89)	(187)
Amortization of intangible assets	2,821	2,936
Depreciation and other amortization	1,017	971
Loss on extinguishment of debt	314	—
Amortization of debt discount	142	498
Amortization of debt issue cost	100	119
Amortization of retention loans	1,788	1,808
Deferred income taxes	254	262
Benefit attributable to reduction of goodwill	20	19
Non-cash interest expense on forgivable loan	210	467
Non-cash compensation expense	1,927	1,413
Loss on write-off of furniture, fixtures and leasehold improvements, net	3	146

(Increase) decrease in operating assets:
Securities owned, at fair value	(1,928)	(988)
Receivables from clearing brokers	(8,668)	(3,535)
Receivables from other broker-dealers	(2,698)	(483)
Other receivables, net	(1,418)	(140)
Notes receivable from financial advisors, net	(10)	(38)
Cash surrender value of life insurance	844	233
Other assets	641	806

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	5,927	14
Accrued compensation	(6,831)	(1,947)
Accrued interest	(276)	(151)
Commissions and fees payable	3,926	977
Deferred compensation liability	(599)	(331)
Accounts payable and accrued liabilities	(1,705)	171
Net cash (used in) provided by operating activities	(36)	3,140

Cash flows from investing activities:
Purchases of fixed assets	(2,037)	(912)
Decrease in restricted assets	100	—
Net cash used in investing activities	(1,937)	(912)

Cash flows from financing activities:
Issuance of Series A preferred stock	13,690	—
Issuance of common stock	841	325
Series A preferred stock dividends paid	(3,225)	—
Repurchases of common stock	(904)	(157)
Principal repayments on notes payable	(10,229)	(57)
Principal borrowings under revolving credit facility, net	—	460
Third party investment in subsidiary	—	60
Net cash provided by financing activities	173	631
Net (decrease) increase in cash and cash equivalents	(1,800)	2,859
Cash and cash equivalents, beginning of period	50,329	35,434
Cash and cash equivalents, end of period	$48,529	$38,293

Supplemental cash flow information:
Interest paid	$1,717	$5,920
Taxes paid	1,446	217

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
The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, for additional disclosures and a description of accounting policies.

2. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at March 31, 2014 and December 31, 2013 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Securities Owned	Securities Sold, But Not Yet Purchased
March 31, 2014
Certificates of deposit	$113	$(21)
Debt securities	1,257	(15)
U.S. Treasury notes	4	(50)
Common stock and warrants	3,195	(5,924)
Restricted common stock and warrants	862	—
Other investments	1,286	—
Total	$6,717	$(6,010)

December 31, 2013
Certificates of deposit	$24	$—
Debt securities	1,402	(46)
U.S. Treasury notes	1	—
Common stock and warrants	689	(33)
Restricted common stock and warrants	725	(4)
Other investments	1,948	—
Total	$4,789	$(83)

As of March 31, 2014 and December 31, 2013, approximately $6,034 and $4,014, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

Securities are carried at fair value and classified as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

As of March 31, 2014:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,257	—	$1,257
Certificates of deposit	113	—	—	113
U.S. Treasury notes	—	4	—	4
Common stock and warrants	3,195	862	—	4,057
Other investments	—	1,286	—	1,286
Total	$3,308	$3,409	$—	$6,717

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(15)	$—	$(15)
Certificates of deposit	(21)	—	—	(21)
U.S. Treasury notes	—	(50)	—	(50)
Common stock and warrants	(5,924)	—	—	(5,924)
Total	$(5,945)	$(65)	$—	$(6,010)

As of December 31, 2013:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,402	$—	$1,402
Certificates of deposit	24	—	—	24
U.S. Treasury notes	—	1	—	1
Common stock and warrants	689	725	—	1,414
Other investments	—	1,948	—	1,948
Total	$713	$4,076	$—	$4,789

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(46)	$—	$(46)
Common stock and warrants	(33)	(4)	—	(37)
Total	$(33)	$(50)	$—	$(83)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of March 31, 2014 and December 31, 2013, the fair values of the warrants were $530 and $534, respectively, and are included in common stock and warrants (level 2) above.

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

Other investments consist principally of equity interests in Real Estate Investment Trusts, which are valued based on broker-dealer quotations and pricing available from buyers in the secondary market.

3. Net Capital Requirements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule. At March 31, 2014, Securities America had regulatory net capital of $8,177, which was $7,927 in excess of its required net capital of $250. At March 31, 2014, Triad had regulatory net capital of $4,395, which was $4,145 in excess of its required net capital of $250. At March 31, 2014, Investacorp had regulatory net capital of $4,319, which was $4,069 in excess of its required net capital of $250. At March 31, 2014, Ladenburg had regulatory net capital of $14,540, which was $14,290 in excess of its required net capital of $250.

Securities America, Triad, Investacorp and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At March 31, 2014, Premier Trust had stockholders’ equity of $1,258, including at least $250 in cash.

4. Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company's current tax year ends on December 31st. Income tax expense was $593 and $523 for the three months ended March 31, 2014 and 2013, respectively. Income tax expense includes the tax effect of goodwill, which is amortized for income tax purposes, of $294 and $295 for the three months ended March 31, 2014 and 2013, respectively. The remainder of the tax provision principally represents federal alternative minimum tax, state and local income taxes for the 2014 period presented and state and local taxes for the 2013 period presented. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

The effective tax rate differs from the statutory income tax rate for the 2014 and 2013 periods, primarily due to a tax provision related to amortization of goodwill for tax purposes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided. The Company accounts for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and financial statement basis of its assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

5.	Notes Payable

Notes payable consisted of the following:

	March 31, 2014	December 31, 2013
Note payable under revolving credit agreement with principal shareholder	$—	$—
Notes payable to clearing firm under forgivable loans	14,286	14,285
Note payable to a subsidiary of Premier Trust’s former shareholder	388	450
Notes payable to finance Securities America acquisition, net of $1,180 and $1,618 of unamortized discount in 2014 and 2013, respectively	38,671	48,232
Note payable under term loan with bank	1,512	1,681
Total	$54,857	$64,648

The Company estimates that the fair value of notes payable was $59,670 at March 31, 2014 and $68,908 at December 31, 2013 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of March 31, 2014, the Company was in compliance with all covenants in its debt agreements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

The lenders under the notes payable to finance the Securities America acquisition (the "November 2011 Loan") included Frost Nevada Investments Trust ("Frost-Nevada"), an affiliate of the Company's Chairman of the Board and principal shareholder, Vector Group, Ltd. ("Vector Group"), a principal shareholder of the Company, and the Company's President and Chief Executive Officer and a director. The principal amounts loaned by Frost Nevada, Vector Group and the Company's President and Chief Executive Officer were $135,000, $15,000 and $200, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock during the three months ended March 31, 2014 (see Note 8) and working capital to prepay $10,000 principal amount of the $160,700 aggregate principal amount of the November 2011 Loan. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the three months ended March 31, 2014 of $314, which included unamortized discounts and the write-off of debt issuance costs.

6. Commitments and Contingencies

Litigation and Regulatory Matters

In October 2011, a suit was filed in the U.S. District Court for the District of Delaware by James Zazzali, as Trustee for the DBSI Private Actions Trust, against 50 firms, including two of the Company’s subsidiaries, and their purported parent corporations, alleging liability for purported fraud in the marketing and sale of DBSI securities. The plaintiff has alleged, among other things, that the defendants failed to conduct adequate due diligence and violated securities laws. The plaintiff seeks an unspecified amount of compensatory damages as well as other relief. Defendants' motions to dismiss the complaint are currently pending. The Company believes the claims are without merit and intends to vigorously defend against them.

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida (“District Court”) against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. On June 20, 2013, the plaintiff filed its second amended complaint, alleging that the defendants, including Ladenburg, are liable for violations of federal securities laws. The amended complaint did not specify the amount of damages sought. In September 2013, FriendFinder filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in federal bankruptcy court in Delaware, and in December 2013, the bankruptcy court confirmed the FriendFinder plan of reorganization. As a result, the plaintiff is precluded from pursuing claims against FriendFinder. On March 18, 2014, the District Court granted the remaining defendants’ , including Ladenburg's motions to dismiss and dismissed the complaint with prejudice. On April 15, 2014, the plaintiff filed a notice of appeal. The Company believes that the claims are without merit and intends to vigorously defend against them.

In December 2012, a purported class action suit was filed in the Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent for a 2010 offering of WEMU securities. The complaint alleges that the defendants, including Ladenburg, are liable for violations of state securities laws, and does not specify the amount of damages sought. On January 27, 2014, the parties entered into a memorandum of understanding that, once memorialized in a settlement agreement would be subject to court approval, resolve all claims in the complaint. The amount expected to be paid by Ladenburg in settlement was accrued at December 31, 2013.

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

During the period from June to November 2013, six former clients of Triad filed arbitration claims concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. The claimants seek compensatory damages equal to purported investment losses totaling $5,109, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

Commencing in October 2013, the Pennsylvania Department of Banking and Securities requested that Securities America provide information concerning purchases of non-traded REIT securities by Pennsylvania residents since 2007.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Securities America is complying with the requests. The Company is unable to determine the scope of any potential liability or whether and to what extent the Department may seek to discipline Securities America.

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

In the ordinary course of business, in addition to the above disclosed matters, the Company's subsidiaries are defendants in other litigation and arbitration proceedings and may be subject to unasserted claims primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, (after giving effect to any expected insurance recovery), the Company accrues such amount. Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $1,401 at March 31, 2014 and $3,291 at December 31, 2013 for certain pending matters. For other pending matters, the Company was unable to estimate a range of possible loss as of March 31, 2014 or December 31, 2013, as applicable; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Securities America, Triad, Investacorp and Ladenburg securities transactions are provided by two clearing brokers, which are large financial institutions. At March 31, 2014, amounts due from these clearing brokers were $40,059, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of March 31, 2014, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Since inception through March 31, 2014, 4,042,366 shares of common stock have been repurchased for $6,993 under the program. During the quarter ended March 31, 2014, the Company repurchased 292,609 shares of common stock for $904.

Stock Compensation Plans

Options granted during the three months ended March 31, 2014 were as follows:

Grant Date		Expire Date	Shares	Exercise Price	Fair Value(1)
January 17, 2014	(2)(3)	January 17, 2024	30,000	$3.25	$66
January 17, 2014	(2)	January 17, 2024	2,268,000	$3.25	$3,859
January 22, 2014	(2)	January 22, 2024	10,000	$2.89	$18
March 31, 2014	(2)	March 31, 2024	30,000	$3.02	$55
			2,338,000

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

Options to purchase 5,567 shares of common stock were forfeited during the three months ended March 31, 2014.

As of March 31, 2014, there was $14,137 of unrecognized compensation cost for stock-based compensation, of which $3,720 related to the 2014 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.1 years for all grants and approximately 3.8 years for the 2014 grants.

Options were exercised to purchase 650,744 shares of the Company’s common stock during the three months ended March 31, 2014, for which the intrinsic value on dates of exercise was $1,087.

Capital Stock
On June 24, 2013, the Company entered into an Equity Distribution Agreement under which it may sell up to an aggregate of 3,000,000 shares of its Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended. During the three months ended March 31, 2014, the Company sold 609,486 shares of Series A Preferred Stock, pursuant to the "at the market" offering, which provided total gross proceeds to the Company of $13,969 before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $279. From April 1, 2014 through May 2, 2014, the Company sold an additional 448,886 shares of Series A Preferred Stock which provided total gross proceeds of $10,078 before deducting selling expenses of $201.
During the three months ended March 31, 2014, the Company paid dividends of $3,225 on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.17 per share.

9. Per Share Data

Basic net income per share is computed by dividing net income attributable to the Company, decreased by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share utilizing the treasury method. The computations of basic and diluted per share data were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Three months ended March 31,
	2014	2013
Net income	$4,264	$123
Net loss attributable to noncontrolling interest	(21)	(13)
Net income attributable to the Company	4,285	136
Dividends declared on preferred stock	(3,225)	—
Net income available to common shareholders	$1,060	$136

Basic weighted-average shares	181,502,068	183,459,124
Effect of dilutive securities:
Common stock options	13,615,579	3,249,788
Warrants to purchase common stock	7,215,208	1,749,536
Dilutive potential common shares	20,830,787	4,999,324
Weighted average common shares outstanding and dilutive potential common shares	202,332,855	188,458,448
Net income per share available to common shareholders:
Basic and diluted	$0.01	$0.00

For the periods ended March 31, 2014 and 2013, options and warrants to purchase 6,152,350 and 42,426,047 shares of common stock, respectively, were not included in the computation of diluted loss per share as the effect would be anti-dilutive.

10. Noncontrolling Interest

During the quarter ended March 31, 2013, Arbor Point Advisors, LLC (“APA”), a newly-formed registered investment advisor, began operations. Investment advisory services of APA are provided through APA's licensed investment advisor representatives. Securities America holds an 80% interest in APA and an unaffiliated entity owns a 20% interest. Because Securities America is the controlling managing member of APA, the financial statements of APA are included in the Company's consolidated financial statements, and amounts attributable to the 20% unaffiliated investor are recorded as a noncontrolling interest.

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans and change in the fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, interest income and non-cash compensation expense, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention loans for the Securities America acquisition, or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Segment information for the three months ended March 31, 2014 and 2013 was as follows:

	Independent Brokerage and Advisory Services	Ladenburg	Corporate		Total
2014
Revenues	$188,402	$23,337	$79		$211,818
Pre-tax income (loss)	2,066	6,364	(3,573)	(1)	4,857
EBITDA, as adjusted(2)	10,461	6,655	(2,543)		14,573
Identifiable assets	311,182	49,612	7,633		368,427
Depreciation and amortization	3,700	138	—		3,838
Interest	1,573	3	317		1,893
Capital expenditures	1,448	442	147		2,037
Non-cash compensation	1,079	153	695		1,927

2013
Revenues	$169,836	$17,400	$69		$187,305
Pre-tax income (loss)(2)	1,005	3,839	(4,198)	(1)	646
EBITDA, as adjusted(2)(3)	12,072	4,204	(2,315)		13,961
Identifiable assets	313,635	23,855	2,556		340,046
Depreciation and amortization	3,684	206	17		3,907
Interest	4,956	3	1,277		6,236
Capital expenditures	830	82	—		912
Non-cash compensation	668	156	589		1,413

(1)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(2)	Management fees paid by the Company's operating segments to the Company have been reclassified within segments to conform to the current period’s presentation.

(3)	The following table reconciles EBITDA, as adjusted, to pre-tax income for the three months ended March 31, 2014 and 2013:

	Three months ended March 31.
EBITDA, as adjusted	2014	2013
Independent Brokerage and Advisory Services	$10,461	$12,072
Ladenburg	6,655	4,204
Corporate	(2,543)	(2,315)
Total Segments	14,573	13,961

Adjustments:
Interest Income	53	39
Change in fair value of contingent consideration	12	23
Loss on extinguishment of debt	(314)	—
Interest expense	(1,893)	(6,236)
Depreciation and amortization	(3,838)	(3,907)
Non-cash compensation expense	(1,927)	(1,413)
Amortization of retention loans	(1,788)	(1,808)
Net loss attributable to noncontrolling interest	(21)	(13)
Pre-tax income	$4,857	$646

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

Through our acquisitions of Securities America in November 2011, Triad in August 2008 and Investacorp in October 2007, we have established a leadership position in the independent broker-dealer industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 2,800 financial advisors located in 50 states, we have become one of the approximately 10 largest independent broker-dealer networks. We believe that we have the opportunity through acquisitions, recruiting and internal growth to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional, sales and trading and related businesses. Ladenburg’s traditional businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in good market conditions. Our goal has been to build sufficient scale in our independent brokerage business, with the accompanying more steady cash flows it can produce, so regardless of capital market conditions, we as a firm can generate significant operating cash to create value for our shareholders.

The appealing growth profile of the independent brokerage and advisory business has been a key factor in setting our strategic path. The independent brokerage channel has expanded significantly over the past decade, driven in large part by demographic trends, including the graying of America, the retirement of the baby boomer generation and the expected transfer of retirement assets from 401(k) and other group plans to individual retirement accounts. The increasing responsibility of individuals to plan for their own retirement has created demand for the financial advice provided by financial advisors in the independent channel, who are not tied to a particular firm’s proprietary products.

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

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through possible acquisitions of other financial services firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of material amounts of debt, which would increase our leverage, or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to complete any such possible acquisitions on acceptable terms or at all or, if we do, that any acquired business will be profitable. We also may not be able to integrate successfully acquired businesses into our existing business and operations.

We were incorporated under the laws of the State of Florida in February 1996.

Critical Accounting Policies

There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2013. Please refer to those sections for disclosures regarding the critical accounting policies related to our business.

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

The following table includes a reconciliation of EBITDA, as adjusted, to net income attributable to the Company as reported:

	Three months ended March 31,
	2014	2013
Total revenues	$211,818	$187,305
Total expenses	206,973	186,682
Pre-tax income	4,857	646
Net income attributable to the Company	4,285	136

Reconciliation of EBITDA, as adjusted, to net income attributable to the Company:

EBITDA, as adjusted	$14,573	$13,961
Add:
Interest income	53	39
Change in fair value of contingent consideration	12	23
Less:
Loss on extinguishment of debt	(314)	—
Interest expense	(1,893)	(6,236)
Income tax expense	(593)	(523)
Depreciation and amortization	(3,838)	(3,907)
Non-cash compensation	(1,927)	(1,413)
Amortization of retention loans	(1,788)	(1,808)
Net income attributable to the Company	$4,285	$136

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans, change in the fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, interest income and non-cash compensation expense, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention loans for the Securities America acquisition, or do not involve a cash outlay, such as stock-related compensation. The presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

First quarter 2014 EBITDA, as adjusted, was $14,573, an increase of $612 (4.4%) from first quarter 2013 EBITDA, as adjusted, of $13,961, primarily because of increased investment banking activities and increased advisory and commission revenues during the 2014 period.

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

	Three months ended March 31,
	2014	2013
Revenues:
Independent Brokerage and Advisory Services	188,402	$169,836
Ladenburg	23,337	17,400
Corporate	79	69
Total revenues	$211,818	$187,305

Pre-tax income (loss):
Independent Brokerage and Advisory Services	2,066	$1,005
Ladenburg	6,364	3,839
Corporate(1)	(3,573)	(4,198)
Total pre-tax income	$4,857	$646
_____________

(1) Includes interest on revolving credit agreement and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended March 31, 2014 versus three months ended March 31, 2013

For the quarter ended March 31, 2014 we had net income attributable to our company of $4,285 as compared to a net income attributable to our company of $136 for the quarter ended March 31, 2013. Net income attributable to our company for the first quarter of 2014 was impacted positively by a 13% increase in revenues, which was partially offset by an 11% increase in expenses, including a loss on extinguishment of debt of $314. Also, there was an $11 decrease in change in contingent consideration and a $70 increase in income tax expense in the first quarter of 2014.

Our total revenues for the three months ended March 31, 2014 increased $24,513 (13%) from the 2013 period. First quarter 2014 revenues included increases in commissions of $7,532, advisory fees of $13,542, investment banking revenue of $2,930, service fees and other income of $55, principal transactions of $362 and interest and dividends of $92. Revenues increased in both of our operating segments. Our independent brokerage and advisory services segment revenues increased $18,566 (11%) from the 2013 period primarily due to improved market conditions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues in the first quarter of 2014 increased $5,937 (34%) from the 2013 period also due to improved market conditions.

Our total expenses for the three months ended March 31, 2014 increased by $20,291 (11%) as compared to the 2013 period, primarily as a result of increases in commissions and fees expense of $17,271, compensation and benefits expense of $4,255, loss on extinguishment of debt of $314, other expense of $456, professional services expense of $60, and brokerage, communication and clearance fees of $1,819, which were partially offset by decreases in interest expense of $4,343 due to the prepayment of indebtedness.

The $7,532 (8%) increase in commissions revenue for the three months ended March 31, 2014 as compared to the 2013 period was primarily attributable to our independent brokerage and advisory services segment, which experienced an increase of $7,249 (8%). The increase in commissions revenue resulted primarily from increased mutual fund and variable annuity sales in the 2014 period as compared to the 2013 period. Ladenburg segment commissions revenue increased $284 (6%) in the first quarter of 2014 as compared to the first quarter of 2013.

The $13,542 (21%) increase in advisory fee revenue for the three months ended March 31, 2014 as compared to the 2013 period was primarily attributable to increases in advisory fee revenue in our independent brokerage and advisory services segment of $12,794 (21%). Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the three months ended March 31, 2014, we experienced an increase in advisory assets of 22%, resulting from strong new business development and improved market conditions.
Assuming continued favorable market conditions, we expect advisory fee revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $2,930 (22%) increase in investment banking revenue for the three months ended March 31, 2014 period as compared to the 2013 period was primarily due to an increase in capital raising activities. Capital raising revenue increased $3,274, and strategic advisory services revenue decreased $344 in the 2014 first quarter period as compared to the 2013 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $15,875 for the 2014 first quarter period as compared to $12,601 for the 2013 period primarily due to an increase in capital raising activities for healthcare and biotechnology companies. Strategic advisory services revenue was $124 in the first quarter of 2014 as compared to $468 in the comparable 2013 period.

The $362 (86%) increase in principal transactions revenue for the three months ended March 31, 2014 as compared to the 2013 period was primarily attributable to our Ladenburg segment, which had an increase of $499, due to an increase in the value of the firm's investments of $191 and fixed income trading of $308.

The $92 (6%) increase in interest and dividends revenue for the three months ended March 31, 2014 as compared to the 2013 period was primarily due to increases in the effective Fed Funds rate, which positively impacted cash spread revenue earned on client cash balances. Any continued increases in interest and dividends revenue are dependent upon changes in prevailing interest rates and asset levels. Our current cash sweep program expires in December 2014. If we are unable to negotiate a new agreement under similar terms, we expect that interest and dividends revenue would decrease.

The $55 (0%) increase in service fees and other income for the three months ended March 31, 2014 as compared to the 2013 period was primarily attributable to increases at our independent brokerage and advisory services segment in sponsor revenues of $185 and trading-related fees of $331, partially offset by $553 that we received in settlement of a claim at Securities America during the 2013 period.

The $17,271 (13%) increase in commissions and fees expense for the three months ended March 31, 2014 as compared to the 2013 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced.

The $4,255 (18%) increase in compensation and benefits expense for the three months ended March 31, 2014 as compared to the 2013 period, was primarily due to an increase of $3,158 in compensation expense in the Ladenburg segment, of which $2,975 was directly related to the increase in revenues. Our independent brokerage and advisory services and corporate segments had increases in fixed compensation expense of $1,081 in the first quarter of 2014.

The $514 (36%) increase in non-cash compensation expense for the three months ended March 31, 2014 as compared to the 2013 period was primarily attributable to an increase of $408 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs.

Also, we estimate a forfeiture rate based on historical experience. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the increase in our non-cash compensation expense.

The $1,819 (70%) increase in brokerage, communication and clearance fee expense for the three months ended March 31, 2014 as compared to the 2013 period was primarily due to an increase of $1,687 in our independent brokerage and advisory services, which was primarily attributable to an increase in clearing fees in the first quarter of 2014. In addition to increases due to increased transactions in 2014, clearing fee expense for the first quarter of 2013 was reduced by clearing expense credits of $998 provided by our primary clearing firm. These clearing expense credits expired in the fourth quarter of 2013. As a result, we expect clearing expense to increase in future periods as compared to 2013 levels.

The $60 (3%) increase in professional services expense for the three months ended March 31, 2014 as compared to the 2013 period was attributable to increases at our independent brokerage and advisory services segment of $147 and increases at our corporate segment of $55, partially offset by decreases in our Ladenburg segment of $142.

The $4,343 (70%) decrease in interest expense for the three months ended March 31, 2014 as compared to the 2013 period resulted from decreased average debt balances and decreased average interest rates. Our average outstanding debt balance was approximately $64,715 for the first quarter of 2014 as compared to $204,934 for the 2013 period. The average interest rate was 10.2% for the three months ended March 31, 2014 as compared to 10.6% for the 2013 period. Our outstanding debt balance for the 2014 period declined in comparison to the prior-year period as a result of the prepayment of $136,350 for the year ended December 31, 2013 and an additional $10,000 of indebtedness in the first quarter or 2014, which we expect will further reduce interest expense in future periods. We intend to continue to prepay this indebtedness with cash flows from operations and future proceeds, if any, from our at-the-market offering of Series A Preferred Stock.

The $69 (2%) decrease in depreciation and amortization expense for the three months ended March 31, 2014 as compared to the 2013 period was primarily due to a write off of a favorable lease intangible at our Ladenburg segment in the fourth quarter of 2013.

The $456 (5%) increase in other expense for the three months ended March 31, 2014 as compared to the 2013 period was primarily attributable to our independent brokerage and advisory services segment due to increases in license and registration expense of $250, bad debt, errors and settlement expense of $143, insurance expense of $129 and other office expenses of $80, partially offset by decreases in deferred compensation plan expense of $433 and forgiveness of financial advisor loans of $148. Also, our Ladenburg segment incurred an increase in other office expenses of $272 and travel, meals and entertainment of $141, partially offset by a decrease in bad debt, errors and settlement expense of $148.

We had income tax expense of $593 for the three months ended March 31, 2014 as compared to income tax expense of $523 in 2013. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at March 31, 2014 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for the 2014 period did not bear a customary relationship to effective tax rates, primarily due to a tax provision related to amortization of goodwill for tax purposes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

Liquidity and Capital Resources

Approximately 27% and 25% of our total assets at March 31, 2014 and December 31, 2013, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets is fixed. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp and Ladenburg is subject to certain restrictions on the use of capital and their related liquidity. At March 31, 2014, Securities America’s regulatory net capital of $8,177, exceeded minimum net capital requirements of $250 by $7,927. At March 31, 2014, Triad’s regulatory net capital of $4,395 exceeded minimum net capital requirements of $250 by $4,145. At March 31, 2014, Investacorp’s regulatory net capital of $4,319, exceeded minimum net capital requirements of $250, by $4,069. At March 31, 2014, Ladenburg’s regulatory net capital of $14,540 exceeded minimum net capital requirements of $250, by $14,290. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’
equity of at least $1,000, including cash of at least $250. At March 31, 2014, Premier Trust had stockholders’ equity of $1,258, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

During the three months ended March 31, 2014 we sold 609,486 shares of Series A Preferred Stock under our at-the-market offering, which provided net proceeds of approximately $13,690. From April 1, 2014 through May 2, 2014, we sold an additional 448,886 shares of Series A Preferred Stock under our at-the-market offering, which provided net proceeds of $9,877.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either March 31, 2014 or December 31, 2013. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, sales of equity and debt securities, including possible sales under our at-the-market offering, and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of required dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of March 31, 2014.

Cash used in operating activities for the three months ended March 31, 2014 was $36, which primarily consisted of our net income of $4,264 adjusted for non-cash expenses, increases in securities owned at fair value, receivables from clearing brokers, receivables from other broker dealers, other receivables, net, and decreases in accrued compensation, accounts payable and accrued liabilities and deferred compensation, partially offset by decreases in cash surrender value of life insurance and other assets and increases in securities sold, but not yet purchased, at fair value and commissions and fees payable. Cash provided by operating activities for the three months ended March 31, 2013 was $3,140, which primarily consisted of our net income of $123 adjusted for non-cash expenses, decreases in other assets and increases in commissions and fees payable, partially offset by increases in securities owned at fair value, receivables from clearing brokers, receivables from other broker-dealers and decreases in accrued compensation.

Investing activities used $1,937 for the three months ended March 31, 2014, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs. Investing activities used $912 for the three months ended March 31, 2013, primarily due to the purchase of furniture, equipment and leasehold improvements.

Financing activities provided $173 for the three months ended March 31, 2014, primarily due to $13,690 from the issuance of the Series A Preferred Stock under our at-the-market offering and $841 from the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan, partially offset by a $10,000 loan repayment of outstanding notes related to the Securities America acquisition, payment of $3,225 of dividends on our Series A Preferred Stock and $904 of common stock repurchases.

Financing activities provided $631 for the three months ended March 31, 2013, primarily due to loan re-borrowings under our revolving credit agreement, the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan and third party investment in a noncontrolling interest, partially offset by common stock repurchases and repayment of notes payable.

At March 31, 2014 we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $24,187 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $5,668 through February 2016. Should any of the sub-tenants not pay their respective sublease payments or otherwise default under a sublease, our results of operations may be materially adversely affected.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through March 31, 2014 have been paid in cash.

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

As of December 31, 2013, we had prepaid $110,850 of the November 2011 Loan with proceeds from the Series A Preferred Stock offerings. These prepayments included the installments of the notes that would have been due on December 31, 2014 and December 31, 2015. During the three months ended March 31, 2014, we prepaid an additional $10,000 of the November 2011 Loan with cash from operations and proceeds of the Series A Preferred Stock offerings. At March 31, 2014, $39,851 remained outstanding under the November 2011 Loan.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and our president and chief executive officer and a director. The principal amounts initially loaned by Frost Nevada, Vector Group and our president and chief executive officer were $135,000, $15,000 and $200, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

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

In connection with the entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2013 for the 2009 and 2011 forgivable loans. Accordingly, we recognized income in 2013 of $3,929 and $1,067 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans were reduced to an aggregate of $14,285. We recognized income in 2013 of $3,929 and $1,067 from the forgiveness of principal and interest, respectively.

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

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at March 31, 2014 was $388.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program described above to permit the purchase of up to an additional 5,000,000 shares. As of March 31, 2014, 4,042,366 shares had been repurchased for $6,993 under the program, including 292,609 shares repurchased for $904 in the three months ended March 31, 2014.

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

We maintain inventories of trading securities. At March 31, 2014, the fair market value of our inventories was $6,717 in long positions and ($6,010) in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2014 will have a material adverse effect on our consolidated financial position or results of operations.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, elsewhere in this report, and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” contained in the Quarterly Report on Form 10-Q is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the first quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2014	184,600	$3.08	184,600	3,565,643
February 1 to February 28, 2014	—	—	—	3,565,643
March 1 to March 31, 2014	108,009	3.11	108,009	3,457,634
Total	292,609	$3.09	292,609

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of March 31, 2014, 4,042,366 shares have been repurchased for $6,993 under the program.

Item 6. EXHIBITS

Exhibit No.	Description
10.1
Letter Agreement, dated February 26, 2014, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 26, 2014 and filed with the Commission on February 28, 2014).

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	May 6, 2014	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Letter Agreement, dated February 26, 2014, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K dated February 26, 2014 and filed with the Commission on February 28, 2014).

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith
** Furnished herewith