Form 10-Q
period 2014-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2014-08-11
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
Yes  ___ No  X
As of August 8, 2014 there were 184,140,802 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS

Cash and cash equivalents	$83,741	$50,329
Securities owned, at fair value	4,487	4,789
Receivables from clearing brokers	36,317	31,391
Receivables from other broker-dealers	5,730	2,126
Notes receivable from financial advisors, net	29,007	31,751
Other receivables, net	24,304	21,687
Fixed assets, net	18,599	15,866
Restricted assets	470	570
Intangible assets, net	70,611	76,251
Goodwill	90,462	90,501
Unamortized debt issue cost	853	1,069
Cash surrender value of life insurance	11,923	12,370
Other assets	22,408	22,120

Total assets	$398,912	$360,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$353	$83
Accrued compensation	17,093	20,098
Commissions and fees payable	38,706	32,800
Accounts payable and accrued liabilities	14,431	19,846
Deferred rent	1,689	1,871
Deferred income taxes	8,031	7,499
Deferred compensation liability	18,902	19,056
Accrued interest	1,650	1,506
Notes payable, net of $1,065 and $1,618 unamortized discount in 2014 and 2013, respectively	55,216	64,648
Total liabilities	156,071	167,407

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2014 and 2013: 8% Series A cumulative redeemable preferred stock; 11,290,000 and 8,290,000 shares authorized in 2014 and 2013, respectively; 8,330,716 and 6,189,497 shares issued and outstanding in 2014 and 2013, respectively (liquidation preference $208,268 in 2014 and $154,737 in 2013)	1	1
Common stock, $.0001 par value; authorized 800,000,000 and 600,000,000 shares in 2014 and 2013, respectively; shares issued and outstanding, 181,573,618 in 2014 and 181,433,815 in 2013	18	18
Additional paid-in capital	393,021	350,780
Accumulated deficit	(150,209)	(157,438)

Total shareholders’ equity of the Company	242,831	193,361

Noncontrolling interest	10	52

Total shareholders' equity	242,841	193,413

Total liabilities and shareholders' equity	$398,912	$360,820
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Commissions	$106,346	$98,971	$206,945	$192,038
Advisory fees	82,053	67,663	158,932	131,000
Investment banking	11,391	8,112	27,390	21,181
Principal transactions	484	429	1,266	849
Interest and dividends	1,669	1,702	3,372	3,313
Service fees and other income	18,810	16,992	34,666	32,793
Total revenues	220,753	193,869	432,571	381,174
Expenses:
Commissions and fees	162,001	143,568	313,740	278,036
Compensation and benefits	25,091	21,821	52,981	45,456
Non-cash compensation	2,083	1,379	4,010	2,792
Brokerage, communication and clearance fees	4,247	2,736	8,654	5,324
Rent and occupancy, net of sublease revenue	1,517	1,471	3,050	2,970
Professional services	2,816	2,066	4,964	4,154
Interest	1,599	4,876	3,492	11,112
Depreciation and amortization	3,787	3,870	7,625	7,777
Acquisition-related expense	458	—	458	—
Loss on extinguishment of debt	—	3,754	314	3,754
Amortization of retention loans	1,782	1,841	3,570	3,649
Other	11,682	11,263	21,178	20,303
Total expenses	217,063	198,645	424,036	385,327
Income (loss) before item shown below	3,690	(4,776)	8,535	(4,153)
Change in fair value of contingent consideration	—	(144)	12	(121)
Income (loss) before income taxes	3,690	(4,920)	8,547	(4,274)
Income tax expense	767	616	1,360	1,139
Net income (loss)	2,923	(5,536)	7,187	(5,413)
Net loss attributable to noncontrolling interest	(21)	(13)	(42)	(26)
Net income (loss) attributable to the Company	$2,944	$(5,523)	7,229	(5,387)
Dividends declared on preferred stock	(3,710)	(1,028)	(6,935)	(1,028)
Net income (loss) available to common shareholders	$(766)	$(6,551)	294	(6,415)

Net income (loss) per share available to common shareholders (basic and diluted)	$(0.00)	$(0.04)	$0.00	$(0.03)

Weighted average common shares used in computation of per share data:
Basic	181,739,505	183,488,108	181,621,442	183,473,696
Diluted	181,739,505	183,488,108	202,727,441	183,473,696

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2013	6,189,497	$1	181,433,815	$18	$350,780	$(157,438)	$52	$193,413
Issuance of common stock under employee stock purchase plan	—	—	58,491	—	171	—	—	171
Exercise of stock options, net of 43,535 shares tendered in payment of exercise price	—	—	1,245,402	—	1,400	—	—	1,400
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	2,138	—	—	2,138
Stock-based compensation to employees	—	—	—	—	1,872	—	—	1,872
Repurchase and retirement of common stock	—	—	(1,164,090)	—	(3,416)	—	—	(3,416)
Preferred stock issued, net of expenses of $1,101	2,141,219	—	—	—	47,011	—	—	47,011
Preferred stock dividends declared and paid	—	—	—	—	(6,935)	—	—	(6,935)
Net income (loss)	—	—	—	—	—	7,229	(42)	7,187
Balance, June 30, 2014	8,330,716	$1	181,573,618	$18	$393,021	$(150,209)	$10	$242,841

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$7,187	$(5,413)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Change in fair value of contingent consideration	(12)	121
Adjustment to deferred rent	(182)	(372)
Amortization of intangible assets	5,640	5,865
Depreciation and other amortization	1,986	1,912
Loss on extinguishment of debt	314	3,754
Amortization of debt discount	257	898
Amortization of debt issue cost	198	233
Amortization of retention loans	3,570	3,649
Deferred income taxes	532	458
Benefit attributable to reduction of goodwill	39	38
Non-cash interest expense on forgivable loan	419	460
Non-cash compensation expense	4,010	2,792
Loss on write-off of furniture, fixtures and leasehold improvements, net	6	176

(Increase) decrease in operating assets:
Securities owned, at fair value	302	(4,842)
Receivables from clearing brokers	(4,926)	(14,469)
Receivables from other broker-dealers	(3,604)	(2,447)
Other receivables, net	(2,617)	1,392
Notes receivable from financial advisors, net	(826)	1,267
Cash surrender value of life insurance	447	203
Other assets	(288)	(176)

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	270	4,327
Accrued compensation	(3,005)	2,079
Accrued interest	(275)	(3,856)
Commissions and fees payable	5,906	(196)
Deferred compensation liability	(154)	(291)
Accounts payable and accrued liabilities	(5,403)	3,182
Net cash provided by operating activities	9,791	744

Cash flows from investing activities:
Purchases of fixed assets	(4,725)	(3,037)
Decrease in restricted assets	100	—
Net cash used in investing activities	(4,625)	(3,037)

Cash flows from financing activities:
Issuance of Series A preferred stock	47,011	128,070
Issuance of common stock	1,571	368
Series A preferred stock dividends paid	(6,935)	(1,028)
Repurchases of common stock	(3,416)	(745)
Term loan additional borrowing	500
Principal repayments on notes payable	(10,485)	(90,466)
Principal repayments under revolving credit facility, net	—	(25,500)
Third party investment in subsidiary	—	60
Net cash provided by financing activities	28,246	10,759
Net increase in cash and cash equivalents	33,412	8,466
Cash and cash equivalents, beginning of period	50,329	35,434
Cash and cash equivalents, end of period	$83,741	$43,900

Supplemental cash flow information:
Interest paid	$2,887	$14,508
Taxes paid	1,507	290

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company”) is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’), and Premier Trust, Inc. (‘‘Premier Trust’’).

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

2. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at June 30, 2014 and December 31, 2013 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Securities Owned	Securities Sold, But Not Yet Purchased
June 30, 2014
Certificates of deposit	$3	$—
Debt securities	1,491	(99)
U.S. Treasury notes	3	(200)
Common stock and warrants	1,019	(54)
Restricted common stock and warrants	922	—
Other investments	1,049	—
Total	$4,487	$(353)

December 31, 2013
Certificates of deposit	$24	$—
Debt securities	1,402	(46)
U.S. Treasury notes	1	—
Common stock and warrants	689	(33)
Restricted common stock and warrants	725	(4)
Other investments	1,948	—
Total	$4,789	$(83)

As of June 30, 2014 and December 31, 2013, approximately $3,717 and $4,014, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

Securities are carried at fair value and classified as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

As of June 30, 2014:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,491	—	$1,491
Certificates of deposit	3	—	—	3
U.S. Treasury notes	—	3	—	3
Common stock and warrants	1,019	922	—	1,941
Other investments	—	1,049	—	1,049
Total	$1,022	$3,465	$—	$4,487

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(99)	$—	$(99)
Certificates of deposit	—	—	—	—
U.S. Treasury notes	—	(200)	—	(200)
Common stock and warrants	(54)	—	—	(54)
Total	$(54)	$(299)	$—	$(353)

As of December 31, 2013:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,402	$—	$1,402
Certificates of deposit	24	—	—	24
U.S. Treasury notes	—	1	—	1
Common stock and warrants	689	725	—	1,414
Other investments	—	1,948	—	1,948
Total	$713	$4,076	$—	$4,789

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(46)	$—	$(46)
Common stock and warrants	(33)	(4)	—	(37)
Total	$(33)	$(50)	$—	$(83)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of June 30, 2014 and December 31, 2013, the fair values of the warrants were $549 and $534, respectively, and are included in common stock and warrants (level 2) above.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

3. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule. At June 30, 2014, Securities America had regulatory net capital of $7,344, which was $7,094 in excess of its required net capital of $250. At June 30, 2014, Triad had regulatory net capital of $4,525, which was $4,275 in excess of its required net capital of $250. At June 30, 2014, Investacorp had regulatory net capital of $4,334, which was $4,084 in excess of its required net capital of $250. At June 30, 2014, Ladenburg had regulatory net capital of $17,808, which was $17,558 in excess of its required net capital of $250.

Securities America, Triad, Investacorp and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At June 30, 2014, Premier Trust had stockholders’ equity of $1,275, including at least $250 in cash.

4. Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries. The Company's current tax year ends on December 31st. Income tax expense was $767 and $616 for the three months ended June 30, 2014 and 2013, respectively. Income tax expense includes the tax effect of goodwill, which is amortized for income tax purposes, of $293 and $235 for the three months ended June 30, 2014 and 2013, respectively. The remainder of the tax provision principally represents federal alternative minimum tax and state and local income taxes for the 2014 period and state and local taxes for the 2013 period. The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

Income tax expense was $1,360 and $1,139 for the six months ended June 30, 2014 and 2013, respectively. Income tax expense includes the tax effect of goodwill, which is amortized for income tax purposes, of $587 and $587 for the six months ended June 30, 2014 and 2013, respectively. The remainder of the tax provision principally represents federal alternative minimum tax (2014) and state and local income taxes (for 2014 and 2013). The tax rate for the periods presented represents the actual effective tax rate for such periods, which the Company believes represents the best estimate of the annual effective tax rate.

The effective tax rates differ from the statutory income tax rates for the 2014 and 2013 periods, primarily due to a tax provision related to amortization of goodwill for tax purposes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided. The Company accounts for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and financial statement basis of its assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

5.	Notes Payable

Notes payable consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Notes payable to clearing firm under forgivable loans	$14,286	$14,285
Note payable to a subsidiary of Premier Trust’s former shareholder	326	450
Notes payable to finance Securities America acquisition, net of $1,065 and $1,618 of unamortized discount in 2014 and 2013, respectively	38,785	48,232
Note payable under term loan with bank	1,819	1,681
Total	$55,216	$64,648

The Company estimates that the fair value of notes payable was $59,587 at June 30, 2014 and $68,908 at December 31, 2013 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of June 30, 2014, the Company was in compliance with all covenants in its debt agreements.

The lenders under the notes payable to finance the Securities America acquisition (the "November 2011 Loan") included Frost Nevada Investments Trust ("Frost Nevada"), an affiliate of the Company's Chairman of the Board and principal shareholder, Vector Group, Ltd. ("Vector Group"), a principal shareholder of the Company, and the Company's President and Chief Executive Officer and a director. At June 30, 2014, outstanding principal amounts loaned by Frost Nevada, Vector Group and the Company's President and Chief Executive Officer were $33,477, $3,720 and $43, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock during the six months ended June 30, 2014 (see Note 8) and working capital to prepay $10,000 principal amount of the $160,700 aggregate principal amount of the November 2011 Loan. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the six months ended June 30, 2014 of $314, which included unamortized discounts and the write-off of debt issuance costs.

At June 30, 2014, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder.

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

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida (“District Court”) against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. On June 20, 2013, the plaintiff filed its second amended complaint, alleging that the defendants, including Ladenburg, are liable for violations of federal securities laws. The amended complaint did not specify the amount of damages sought. In September 2013, FriendFinder filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in federal bankruptcy court in Delaware, and in December 2013, the bankruptcy court confirmed the FriendFinder plan of reorganization. As a result, the plaintiff is precluded from pursuing claims against FriendFinder. On March 18, 2014, the District Court granted the remaining defendants’ motions to dismiss and dismissed the complaint with prejudice. The plaintiff’s appeal of the dismissal order is currently pending. The Company believes that the claims are without merit and intends to vigorously defend against them.

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

During the period from June to November 2013, six former clients of Triad filed arbitration claims concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. In June 2014 one of the claimants entered into a settlement agreement with Triad that resolved all of such claimant's claims; the amount paid by Triad in connection with the settlement was not material. The five remaining claims, which seek purported investment losses totaling $4,310, and other relief, are currently pending. The Company believes the claims are without merit and intends to vigorously defend against them.

Commencing in October 2013, certain states have requested that Securities America provide information concerning the suitability of purchases of non-traded REIT securities by their residents. Securities America is complying with the requests. The Company currently is unable to determine the scope of any potential liability or whether and to what extent any of the states may seek to discipline Securities America.

In January 2014, a client of a former Securities America representative requested that the arbitration panel add two Securities America affiliates to an arbitration claim concerning the suitability of a $15,000 life insurance policy, not sold through Securities America or its affiliates. The claim seeks $3,000 in compensatory damages, and other relief. In June 2014 the client withdrew the request to add the Securities America affiliates to the claim, subject to a tolling agreement.

In April and August 2014, four arbitration claims were filed on behalf of 20 individuals against Securities America and another brokerage firm concerning purported unauthorized trading and unsuitability of investments made on their behalf by their registered representative. The Company believes that all or virtually all of the transactions at issue occurred while the registered representative was affiliated with his prior brokerage firm. The claimants are seeking reimbursement of investment losses that may exceed $4,500, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In the ordinary course of business, in addition to the above disclosed matters, the Company's subsidiaries are defendants in other litigation and arbitration proceedings and may be subject to unasserted claims primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, (after giving effect to any expected insurance recovery), the Company accrues such amount. Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $1,416 at June 30, 2014 and $3,291 at December 31, 2013 for certain pending matters. For other pending matters, the Company was unable to estimate a range of possible loss as of June 30, 2014 or December 31, 2013, as applicable; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

At June 30, 2014, amounts due from these clearing brokers was $36,317, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of June 30, 2014, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

8. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares. Since inception through June 30, 2014, 4,913,847 shares of common stock have been repurchased for $9,505 under the program, including the repurchase of 871,481 shares for $2,512 and 1,164,090 shares for $3,416 during the three and six months ended June 30, 2014, respectively.

Stock Compensation Plans

Options granted during the six months ended June 30, 2014 were as follows:

Grant Date		Expiration Date	Shares	Exercise Price	Fair Value(1)
January 17, 2014	(2)(3)	January 17, 2024	30,000	$3.25	$66
January 17, 2014	(2)	January 17, 2024	2,268,000	$3.25	$3,859
January 22, 2014	(2)	January 22, 2024	10,000	$2.89	$18
March 31, 2014	(2)	March 31, 2024	30,000	$3.02	$55
June 25, 2014	(4)	June 25, 2024	450,000	$3.01	$832
			2,788,000

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

(4)	Options vest on the first anniversary of the grant date.

Options to purchase 84,286 shares of common stock were forfeited during the six months ended June 30, 2014.

As of June 30, 2014, there was $13,201 of unrecognized compensation cost for stock-based compensation, of which $4,398 related to the 2014 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.95 years for all grants and approximately 3.04 years for the 2014 grants.

Options were exercised to purchase 638,193 and 1,288,937 shares of the Company’s common stock during the three and six months ended June 30, 2014, for which the intrinsic value on dates of exercise was $1,080 and $2,167, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Capital Stock

On June 25, 2014, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock authorized from 600,000,000 to 800,000,000. On June 13, 2014, the Company filed articles of amendment to the Company's Articles of Incorporation to designate an additional 3,000,000 shares of its Series A Preferred Stock.
On June 24, 2013, the Company entered into an Equity Distribution Agreement under which it may sell up to an aggregate of 3,000,000 shares of its Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). On June 13, 2014, the Company entered into another Equity Distribution Agreement under which it may sell up to an aggregate of 3,000,000 shares of its Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act. During the three and six months ended June 30, 2014, the Company sold 1,531,733 and 2,141,219 shares of Series A Preferred Stock, respectively, pursuant to the "at the market" offering, which provided total gross proceeds to the Company of $34,142 and $48,112, respectively, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $820 and $1,101, respectively. From July 1, 2014 through August 8, 2014, the Company sold an additional 1,306,741 shares of Series A Preferred Stock which provided total gross proceeds of $29,266 before deducting selling expenses of $586.

During the three and six months ended June 30, 2014, the Company paid dividends of $3,710 and $6,935, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2,923	$(5,536)	$7,187	$(5,413)
Net loss attributable to noncontrolling interest	(21)	(13)	(42)	(26)
Net income (loss) attributable to the Company	2,944	(5,523)	7,229	(5,387)
Dividends declared on preferred stock	(3,710)	(1,028)	(6,935)	(1,028)
Net income (loss) available to common shareholders	$(766)	$(6,551)	$294	$(6,415)

Basic weighted-average shares	181,739,505	183,488,108	181,621,442	183,473,696
Effect of dilutive securities:
Common stock options	—	—	13,829,376	—
Warrants to purchase common stock	—	—	7,276,623	—
Dilutive potential common shares	—	—	21,105,999	—
Weighted average common shares outstanding and dilutive potential common shares	181,739,505	183,488,108	202,727,441	183,473,696
Net income (loss) per share available to common shareholders:
Basic and diluted	$(0.00)	$(0.04)	$0.00	$(0.03)

For the three and six month periods ended June 30, 2014, options and warrants to purchase 56,808,207 shares of common stock and options to purchase 6,540,500 shares of common stock, respectively, and for the three and six month periods ended June 30, 2013, options and warrants to purchase 57,026,614 shares of common stock, were not included in the computation of diluted loss per share as the effect would be anti-dilutive.

10. Noncontrolling Interest

Arbor Point Advisors, LLC (“APA”), a registered investment advisor, which began operations during the quarter ended March 31, 2013, provides investment advisory services through APA's licensed investment advisor representatives. Securities America holds an 80% interest in APA and an unaffiliated entity owns a 20% interest. Because Securities America is the controlling managing member of APA, the results of operation of APA are included in the Company's consolidated financial statements, and amounts attributable to the 20% unaffiliated investor are recorded as a noncontrolling interest.

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention loans and change in the fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, interest income and non-cash compensation expense, is a key metric the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention loans for the Securities America acquisition and other acquisition-related expenses, or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Segment information for the three months ended June 30, 2014 and 2013 was as follows:

	Independent Brokerage and Advisory Services		Ladenburg		Corporate		Total
2014
Revenues	$202,855		$17,818		$80		$220,753
Pre-tax income (loss)	3,676		3,412		(3,398)	(2)	3,690
EBITDA, as adjusted(6)	11,487		3,735		(1,885)		13,337
Identifiable assets	313,085		43,692		42,135		398,912
Depreciation and amortization	3,611		173		3		3,787
Interest	1,281		3		315		1,599
Capital expenditures	2,243		483		(38)		2,688
Non-cash compensation	1,194		153		736		2,083

2013
Revenues	$181,780	(4)	$17,165	(4)	$(5,076)	(5)	$193,869
Pre-tax (loss) income(3)	(1,478)		2,839		(6,281)	(1)(2)	(4,920)
EBITDA, as adjusted(3)(6)	12,210		3,277	(1)	(4,580)	(1)	10,907
Identifiable assets	312,075		37,405		7,133		356,613
Depreciation and amortization	3,646		206		18		3,870
Interest	3,969		65		842		4,876
Capital expenditures	1,655		470		—		2,125
Non-cash compensation	590		167		622		1,379

Segment information for the six months ended June 30, 2014 and 2013 was as follows:

	Independent Brokerage and Advisory Services		Ladenburg		Corporate		Total
2014
Revenues	$391,257		$41,155		$159		$432,571
Pre-tax income (loss)	5,741		9,776		(6,970)	(2)	8,547
EBITDA, as adjusted(6)	21,949		10,390		(4,429)		27,910
Identifiable assets	313,085		43,692		42,135		398,912
Depreciation and amortization	7,311		311		3		7,625
Interest	2,854		7		631		3,492
Capital expenditures	3,691		926		108		4,725
Non-cash compensation	2,273		305		1,432		4,010

2013
Revenues	$351,617	(4)	$34,565	(4)	$(5,008)	(5)	$381,174
Pre-tax (loss) income(3)	(473)		6,678		(10,479)	(1)(2)	(4,274)
EBITDA, as adjusted(3)(6)	24,282		7,481	(1)	(6,896)	(1)	24,867
Identifiable assets	312,075		37,405		7,133		356,613
Depreciation and amortization	7,330		412		35		7,777
Interest	8,925		68		2,119		11,112
Capital expenditures	2,485		552		—		3,037
Non-cash compensation	1,258		323		1,211		2,792

(1)	Includes the elimination of $2,545, consisting of $5,148 of revenue net of employee brokerage commission expenses of $2,603 related to sale of the Company's Series A Preferred Stock.

(2)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(3)	Management fees paid by the Company's operating segments to the Company have been reclassified within segments to conform to the current period’s presentation.

(4)
Includes brokerage commissions of $4,240 and $908 in the Ladenburg and Independent brokerage and advisory services segments, respectively, related to the sale of the Company's Series A Preferred Stock (eliminated in consolidation).

(5)	Includes the elimination of $5,148 of revenue referred to in (1).

(6)	The following table reconciles EBITDA, as adjusted, to pre-tax income (loss) for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
EBITDA, as adjusted	2014	2013	2014	2013
Independent Brokerage and Advisory Services	$11,487	$12,210	21,949	$24,282
Ladenburg	3,735	3,277	10,390	7,481
Corporate	(1,885)	(4,580)	(4,429)	(6,896)
Total Segments	13,337	10,907	27,910	24,867

Adjustments:
Interest Income	83	50	136	90
Change in fair value of contingent consideration	—	(144)	12	(121)
Loss on extinguishment of debt	—	(3,754)	(314)	(3,754)
Interest expense	(1,599)	(4,876)	(3,492)	(11,112)
Depreciation and amortization	(3,787)	(3,870)	(7,625)	(7,777)
Non-cash compensation expense	(2,083)	(1,379)	(4,010)	(2,792)
Amortization of retention loans	(1,782)	(1,841)	(3,570)	(3,649)
Acquisition-related expenses	(458)	—	(458)	—
Net loss attributable to noncontrolling interest	(21)	(13)	(42)	(26)
Pre-tax income (loss)	$3,690	$(4,920)	$8,547	$(4,274)

12. Subsequent events

On July 31, 2014, the Company acquired by way of merger HCHC Holdings, Inc. ("HCHC"), the parent company of Highland Capital Brokerage, Inc. ("Highland"). Highland is a leading independent insurance brokerage that delivers life insurance, annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and creative estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers. Under the terms of the merger agreement, all shares of HCHC common stock were converted into the right to receive approximately $3,600 in cash and 2,540,762 shares of Company common stock, which are subject to certain transfer restrictions. Also, the Company caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the aggregate amount of $22,300) to be repaid. Approximately $7,000 of Highland's 10% promissory notes due February 26, 2019 remain outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest payable through August 26, 2016, less any interest already paid.

Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings.

On August 8, 2014, the Company entered into a stock purchase agreement with KMS Financial Services, Inc. ("KMS"), and the shareholders of KMS, pursuant to which the Company has agreed to acquire all of the issued and outstanding capital stock  of KMS.  KMS is a Seattle-based independent  broker-dealer and registered investment advisor with a strong presence in the Pacific Northwest.  Under the terms of the transaction, the Company agreed to  pay the KMS shareholders approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of the Company’s promissory notes and 1,440,922 shares of the Company’s common stock, which will be subject to certain transfer restrictions.  The notes will be unsecured and will bear interest at a rate equal to the IRS applicable federal rate as of the closing date for mid-term obligations having quarterly payments (compounded quarterly) and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain typical events of default. The consummation of the transaction is subject to certain conditions, including, among others, those relating to the accuracy of the parties’ representations and warranties, the receipt of all required approvals and consents, including from FINRA and the NYSE MKT, and other customary closing conditions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share data)

Overview

We are a diversified financial services company engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Investacorp, Inc. (collectively with related companies, “Investacorp”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”), Highland Capital Brokerage, Inc. ("Highland") and Premier Trust, Inc. (“Premier Trust”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

Through our acquisitions of Securities America, Triad and Investacorp, we have established a leadership position in the independent broker-dealer industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With over 2,800 financial advisors located in 50 states, we have become one of the five largest independent broker-dealer networks. We believe that we have the opportunity through acquisitions, recruiting and internal growth to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional, sales and trading and related businesses.

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

The appealing growth profile of the independent brokerage and advisory business has been a key factor in setting our strategic path. The independent brokerage channel has expanded significantly over the past decade, driven in large part by demographic trends, including the graying of America, the retirement of the baby boomer generation and the expected transfer of retirement assets from 401(k) and group plans to individual retirement accounts. The increasing responsibility of individuals to plan for their own retirement has created demand for the financial advice provided by financial advisors in the independent channel, who are not tied to a particular firm’s proprietary products.

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

We offer Securities America’s industry best practice development and coaching tools to our other advisors, while at a firm-wide level we have benefited from adding its management expertise and systems.
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

Highland is a leading independent insurance brokerage that delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and creative estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers. For the trailing twelve months ended June 30, 2014, Highland had revenues of approximately $46,000.

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

Recent Developments

Highland Acquisition

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. ("HCHC"), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive approximately $3,600 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the aggregate amount of $22,300) to be repaid. Approximately $7,000 of Highland's 10% promissory notes due February 26, 2019 remain outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest payable through August 26, 2016, less any interest already paid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings.

Highland’s CEO Jim Gelder, CLU, and his senior management team will continue to operate Highland as a standalone business operating from its Birmingham, Alabama headquarters. We believe that the acquisition of Highland provides a complementary business line aligned with our independent brokerage and advisory business.

KMS Financial Services, Inc. Acquisition

On August 8, 2014, we entered into a stock purchase agreement with KMS Financial Services, Inc. ("KMS"), and the shareholders of KMS, pursuant to which we have agreed to acquire all of the issued and outstanding capital stock of KMS. KMS is a Seattle-based independent broker-dealer and registered investment advisor with a strong presence in the Pacific Northwest. Under the terms of the transaction, we will pay to the KMS shareholders approximately $24,000, consisting of $11,000 cash, $8,000 principal amount of our promissory notes,and 1,440,922 shares of our common stock, which will be subject to certain transfer restrictions. The notes will be unsecured and will bear interest at a rate equal to the IRS applicable federal rate as of the closing date for mid-term obligations having quarterly payments (compounded quarterly) and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain typical events of default. The consummation of the transaction is subject to certain conditions, including, among others, those relating to the accuracy of the parties’ representations and warranties, the receipt of all required approvals and consents, including from FINRA and the NYSE MKT, and other customary closing conditions. Upon completion of the transaction, Mark Hamby, KMS’s Chairman and CEO, Eric Westberg, its President and COO, and the rest of the KMS management team will continue to operate KMS as a stand-alone business based in its current headquarters in Seattle, Washington.

ATM Offering

On June 13, 2014, we entered into another Equity Distribution Agreement under which we may sell up to an aggregate of 3,000,000 shares of our Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act.

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

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of Securities America, Triad, Investacorp, Ladenburg, Premier Trust and our other subsidiaries, other than Highland, which we acquiried on July 31, 2014.

The following table includes a reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company as reported:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total revenues	$220,753	$193,869	432,571	$381,174
Total expenses	217,063	198,645	424,036	385,327
Pre-tax income (loss)(1)	3,690	(4,920)	8,547	(4,274)
Net income (loss) attributable to the Company	2,944	(5,523)	7,229	(5,387)

Reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company:

EBITDA, as adjusted(1)	$13,337	$10,907	$27,910	$24,867
Add:
Interest income	83	50	136	90
Change in fair value of contingent consideration	—	(144)	12	(121)
Less:
Loss on extinguishment of debt	—	(3,754)	(314)	(3,754)
Interest expense	(1,599)	(4,876)	(3,492)	(11,112)
Income tax expense	(767)	(616)	(1,360)	(1,139)
Depreciation and amortization	(3,787)	(3,870)	(7,625)	(7,777)
Non-cash compensation	(2,083)	(1,379)	(4,010)	(2,792)
Acquisition-related expense	(458)	—	(458)	—
Amortization of retention loans	(1,782)	(1,841)	(3,570)	(3,649)
Net income (loss) attributable to the Company	$2,944	$(5,523)	$7,229	$(5,387)

(1)     2013 results included the elimination of $2,545, consisting of $5,148 of revenue net of employee brokerage commission expenses of $2,603 related to sale of the Company’s Series A Preferred Stock.

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

We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention loans for the Securities America acquisition and other acquisition-related expenses, or do not involve a cash outlay, such as stock-related compensation. The presentation of EBITDA, as adjusted, should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items, such as non-cash compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

EBITDA, as adjusted, was $13,337 and $27,910 for the three and six months ended June 30, 2014, an increase of $2,430 (22.0%) and $3,043 (12.0%), respectively, from EBITDA, as adjusted, of $10,907 and $24,867, respectively, for the three and six months ended June 30, 2013, primarily because of increased advisory and commission revenues, as well as increased investment banking activities during the 2014 period.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Independent Brokerage and Advisory Services	$202,855	$181,780	$391,257	$351,617
Ladenburg	17,818	17,165	41,155	34,565
Corporate	80	(5,076)	159	(5,008)
Total revenues	$220,753	$193,869	$432,571	$381,174

Pre-tax income (loss):
Independent Brokerage and Advisory Services	$3,676	$(1,478)	$5,741	$(473)
Ladenburg	3,412	2,839	9,776	6,678
Corporate(1)	(3,398)	(6,281)	(6,970)	(10,479)
Total pre-tax income (loss)	$3,690	$(4,920)	$8,547	$(4,274)
_____________

(1) Includes interest on revolving credit agreement and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended June 30, 2014 versus three months ended June 30, 2013

For the quarter ended June 30, 2014 we had net income attributable to our company of $2,944 as compared to a net loss attributable to our company of $5,523 for the quarter ended June 30, 2013. Net income attributable to our company for the second quarter of 2014 was impacted positively by a 14% increase in revenues, which was partially offset by an 9% increase in expenses. Also, there was a $151 (25%) increase in income tax expense in the second quarter of 2014.

Our total revenues for the three months ended June 30, 2014 increased $26,884 (14%) from the 2013 period. Second quarter 2014 revenues included increases in commissions of $7,375, advisory fees of $14,390, investment banking revenue of $3,279, service fees and other income of $1,818 and principal transactions of $55, offset by a decrease in interest and dividends of $33. Revenues increased in both of our operating segments. Our independent brokerage and advisory services segment revenues increased $21,075 (12%) from the 2013 period primarily due to improved market conditions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues in the second quarter of 2014 increased $653 (4%) from the 2013 period also due to improved market conditions and an increase in institutional sales personnel.

Our total expenses for the three months ended June 30, 2014 increased by $18,418 (9%) as compared to the 2013 period, primarily as a result of increases in commissions and fees expense of $18,433, compensation and benefits expense of $3,270, brokerage, communication and clearance fee expense of $1,511, professional services expense of $750 and other expense of $419, which were partially offset by decreases in interest expense of $3,277 due to the prepayment of indebtedness and loss on extinguishment of debt of $3,754.

The $7,375 (7%) increase in commissions revenue for the three months ended June 30, 2014 as compared to the 2013 period was primarily attributable to our independent brokerage and advisory services segment, which experienced an increase of $6,867 (7%). The increase in commissions revenue resulted primarily from increased mutual fund, alternative investment and variable annuity sales during the 2014 period as compared to the 2013 period. Ladenburg segment commissions revenue also increased $506 (12%) in the second quarter of 2014 as compared to the second quarter of 2013 primarily due to market conditions and an increase in institutional sales personnel.

The $14,390 (21%) increase in advisory fee revenue for the three months ended June 30, 2014 as compared to the 2013 period was primarily attributable to a $13,807 (21%) increase in advisory fee revenue in our independent brokerage and advisory services segment. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the three months ended June 30, 2014, we experienced an increase in advisory assets of 4%, resulting from strong new business development and improved market conditions. Assuming continued favorable market conditions, we expect advisory fee revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $3,279 (40%) increase in investment banking revenue for the three months ended June 30, 2014 as compared to the 2013 period was primarily due to an increase in capital raising activities. Capital raising revenue increased $3,427 and strategic advisory services revenue decreased $148 in the 2014 second quarter period as compared to the comparable 2013 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $11,077 for the 2014 second quarter period as compared to $7,650 for the 2013 period, primarily due to an increase in capital raising activities for healthcare and biotechnology companies and favorable market conditions. Strategic advisory services revenue was $314 in the second quarter of 2014 as compared to $462 in the comparable 2013 quarter.

The $55 (13%) increase in principal transactions revenue for the three months ended June 30, 2014 as compared to the 2013 period was primarily attributable to our Ladenburg segment, which had an increase of $70, due to an increase in the value of the firm's investments.

The $33 (2%) decrease in interest and dividends revenue for the three months ended June 30, 2014 as compared to the 2013 period was primarily due to a decrease of $38 related to interest earned on customers' margin accounts at our Ladenburg segment. Our current cash sweep program expires in December 2014. If we are unable to negotiate a new agreement under similar terms, we expect that interest and dividends revenue would decrease.

The $1,818 (11%) increase in service fees and other income for the three months ended June 30, 2014 as compared to the 2013 period was primarily attributable to increases at our independent brokerage and advisory services segment in sponsor revenues of $613, conference revenue of $439, increased deferred compensation plan assets of $367 and miscellaneous trading services revenue of $353.

The $18,433 (13%) increase in commissions and fees expense for the three months ended June 30, 2014 as compared to the 2013 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation payments earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when the independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced.

The $3,270 (15%) increase in compensation and benefits expense for the three months ended June 30, 2014 as compared to the 2013 period, was primarily due to an increase of $1,673 and $1,422, in compensation expense in the corporate and independent brokerage and advisory services segments, respectively, of which $1,309 was directly related to the increase in revenues. Our independent brokerage and advisory services segment had an increase in fixed compensation expense of $1,157 during the three months ended June 30, 2014.

The $704 (51%) increase in non-cash compensation expense for the three months ended June 30, 2014 as compared to the 2013 period was primarily attributable to an increase of $616 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the increase in our non-cash compensation expense.

The $1,511 (55%) increase in brokerage, communication and clearance fee expense for the three months ended June 30, 2014 as compared to the 2013 period was primarily due to an increase of $1,438 in our independent brokerage and advisory services. In addition to increased expenses due to higher transaction volume in 2014, clearing fee expense for the second quarter of 2014 increased as compared to the second quarter of 2013, during which period such expenses were reduced by clearing expense credits of $1,441 provided by our primary clearing firm. These clearing expense credits expired in the fourth quarter of 2013. As a result, we expect clearing expense to increase in future periods as compared to 2013 levels.

The $750 (36%) increase in professional services expense for the three months ended June 30, 2014 as compared to the 2013 period was attributable to increases at our independent brokerage and advisory services segment of $442 and increases at our corporate segment of $359, partially offset by decreases in our Ladenburg segment of $51.

The $3,277 (67%) decrease in interest expense for the three months ended June 30, 2014 as compared to the 2013 period resulted from decreased average debt balances and decreased average interest rates. Our average outstanding debt balance was approximately $58,549 for the second quarter of 2014 as compared to $179,059 for the 2013 period. The average interest rate was 10.2% for the three months ended June 30, 2014 as compared to 10.5% for the 2013 period. Our outstanding debt balance for the 2014 period declined in comparison to the prior-year period as a result of the prepayment of $136,350 during the year ended December 31, 2013 and an additional $10,000 prepayment of indebtedness in the first quarter of 2014, which we expect will reduce interest expense in future periods. We may prepay additional indebtedness with cash flows from operations and future proceeds, if any, from our at-the-market offering of Series A Preferred Stock.

The $83 (2%) decrease in depreciation and amortization expense for the three months ended June 30, 2014 as compared to the 2013 period was primarily due to a write off of a favorable lease intangible at our Ladenburg segment in the fourth quarter of 2013.

The $419 (4%) increase in other expense for the three months ended June 30, 2014 as compared to the 2013 period was primarily attributable to to our independent brokerage and advisory services segment, which experienced increases in advertising and marketing expense of $146, license and registration expense of $129, insurance expense of $131, travel, meals and entertainment expense of $401, conference expense of $97 and deferred compensation plan expense of $359, partially offset by decreases in bad debt, errors and settlement expense of $345, other office expenses of $137 and forgiveness of financial advisor loans of $390.

We had income tax expense of $767 for the three months ended June 30, 2014 as compared to income tax expense of $616 in the 2013 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2014 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for the 2014 period did not bear a customary relationship to effective tax rates, primarily due to a tax provision related to amortization of goodwill for tax purposes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

Six months ended June 30, 2014 versus six months ended June 30, 2013

For the six months ended June 30, 2014 we had net income attributable to our company of $7,229 as compared to a net loss attributable to our company of $5,387 for the six months ended June 30, 2013. This change was primarily driven by a 13% increase in revenues, which was partially offset by a 10% increase in expenses, including acquisition-related expenses of $458.

Our total revenues for the six months ended June 30, 2014 increased $51,397 (13%) from the 2013 period. 2014 revenues included increases in commissions of $14,907, advisory fees of $27,932, investment banking revenue of $6,209, service fees and other income of $1,873, principal transactions of $417 and interest and dividends of $59. Revenues increased in both of our operating segments. Our independent brokerage and advisory services segment revenues increased $39,640 (11%) from the 2013 period, primarily due to improved market conditions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues increased $6,590 (19%) from the comparable 2013 period also due to improved market conditions and an increase in institutional sales personnel.

Our total expenses for the six months ended June 30, 2014 increased by $38,709 (10%) as compared to the 2013 period, primarily as a result of increases in commissions and fees expense of $35,704, compensation and benefits expense of $7,525, other expense of $875, professional services expense of $810, and brokerage, communication and clearance fee expense of $3,330, which were partially offset by decreases in loss on extinguishment of debt of $3,440 and interest expense of $7,620 due to the prepayment of indebtedness.

The $14,907 (8%) increase in commissions revenue for the six months ended June 30, 2014 as compared to the 2013 period was primarily attributable to our independent brokerage and advisory services segment, which experienced an increase of $14,116 (8%). The increase in commissions revenue resulted primarily from increased mutual fund and variable annuity sales in the 2014 period as compared to the 2013 period. Ladenburg segment commissions revenue increased $790 (9%) during the 2014 period as compared to the 2013 period due to improved market conditions and and an increase in institutional sales personnel.

The $27,932 (21%) increase in advisory fee revenue for the six months ended June 30, 2014 as compared to the 2013 period was primarily attributable to an increase of $26,601 (21%) in advisory fee revenue in our independent brokerage and advisory services segment. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the six months ended June 30, 2014, we experienced an increase in advisory assets of 20%, resulting from strong new business development and improved market conditions. Assuming continued favorable market conditions, we expect advisory fee revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $6,209 (29%) increase in investment banking revenue for the six months ended June 30, 2014 period as compared to the 2013 period was primarily due to an increase in capital raising activities. Capital raising revenue increased $6,700 and strategic advisory services revenue decreased $491 during the six months ended June 30, 2014 as compared to the comparable 2013 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $26,952 for the six months ended June 30, 2014 as compared to $20,252 for the comparable 2013 period, primarily due to an increase in capital raising activities for healthcare and biotechnology companies and favorable market conditions. Strategic advisory services revenue was $438 in the six months ended June 30, 2014 as compared to $929 in the comparable 2013 period.

The $417 (49%) increase in principal transactions revenue for the six months ended June 30, 2014 as compared to the comparable 2013 period was primarily attributable to our Ladenburg segment, which had an increase of $569, due to an increase in the value of the firm's investments of $258 and fixed income trading of $352.

The $59 (2%) increase in interest and dividends revenue for the six months ended June 30, 2014 as compared to the 2013 period was primarily due to an increase of $70 at our independent brokerage and advisory services segment. Our current cash sweep program expires in December 2014. If we are unable to negotiate a new agreement under similar terms, we expect that interest and dividends revenue would decrease.

The $1,873 (6%) increase in service fees and other income for the six months ended June 30, 2014 as compared to the 2013 period was primarily attributable to increases at our independent brokerage and advisory services segment in sponsor revenues of $798, conference revenue of $446, miscellaneous trading services revenue of $815 and trading-related fees of $471, partially offset by decreased deferred compensation plan assets of $104 and $553 that we received in settlement of a claim at Securities America during the 2013 period.

The $35,704 (13%) increase in commissions and fees expense for the six months ended June 30, 2014 as compared to the 2013 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment.

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

The $7,525 (17%) increase in compensation and benefits expense for the six months ended June 30, 2014 as compared to the 2013 period, was due to an increase of $3,333, $2,420 and $1,771, in compensation expense in the Ladenburg, independent brokerage and advisory services segments, and corporate, respectively, of which $4,055 was directly related to the increase in revenues. Our independent brokerage and advisory services segment had an increase in fixed compensation expense of $2,172 during the six months ended June 30, 2014.

The $1,218 (44%) increase in non-cash compensation expense for the six months ended June 30, 2014 as compared to the 2013 period was primarily attributable to an increase of $1,019 from stock option grants made to

Securities America financial advisors in connection with the 2011 acquisition. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value.

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

The $3,330 (63%) increase in brokerage, communication and clearance fee expense for the six months ended June 30, 2014 as compared to the 2013 period was primarily due to an increase of $3,125 in our independent brokerage and advisory services, which was primarily attributable to an increase in clearing fees during 2014. Clearing fee expense in the comparable 2013 period was reduced by clearing expense credits of $2,440 provided by our primary clearing firm. These clearing expense credits expired in the fourth quarter of 2013. As a result, we expect clearing expense to increase in future periods as compared to 2013 levels. In addition, higher transaction volume in 2014 contributed to increased clearing fee expense for the six months ended June 30, 2014.

The $810 (19%) increase in professional services expense for the six months ended June 30, 2014 as compared to the 2013 period was attributable to increases at our independent brokerage and advisory services segment of $589 and increases at our corporate segment of $414, partially offset by decreases in our Ladenburg segment of $193.

The $7,620 (69%) decrease in interest expense for the six months ended June 30, 2014 as compared to the 2013 period resulted from decreased average debt balances and decreased average interest rates. Our average outstanding debt balance was approximately $61,845 for the 2014 period as compared to $192,922 for the 2013 period. The average interest rate was 10.2% for the six months ended June 30, 2014 as compared to 10.6% for the 2013 period. Our outstanding debt balance for the 2014 period declined in comparison to the prior-year period as a result of the prepayment of $136,350 of indebtedness for the year ended December 31, 2013 and an additional $10,000 prepayment of indebtedness during the first six months of 2014, which we expect will further reduce interest expense in future periods. We may prepay additional indebtedness with cash flows from operations and future proceeds, if any, from our at-the-market offering of Series A Preferred Stock.

The $152 (2%) decrease in depreciation and amortization expense for the six months ended June 30, 2014 as compared to the 2013 period was primarily due to a write off of a favorable lease intangible at our Ladenburg segment in the fourth quarter of 2013.

The $875 (4%) increase in other expense for the six months ended June 30, 2014 as compared to the 2013 period was primarily attributable to our independent brokerage and advisory services segment, which experienced increases in advertising and marketing expense of $74, license and registration expense of $380, insurance expense of $260, travel, meals and entertainment expense of $453 and conference expense of $107, partially offset by decreases in bad debt, errors and settlement expense of $202, other office expenses of $57 and forgiveness of financial advisor loans of $539. Also, our Corporate and Ladenburg segments had increases in travel, meals and entertainment of $83 and $222, respectively.

We had income tax expense of $1,360 for the six months ended June 30, 2014 as compared to income tax expense of $1,139 in the 2013 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at June 30, 2014 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. The income tax rates for the 2014 period did not bear a customary relationship to effective tax rates, primarily due to a tax provision related to amortization of goodwill for tax purposes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

Liquidity and Capital Resources

Approximately 33% and 25% of our total assets at June 30, 2014 and December 31, 2013, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets is fixed. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp and Ladenburg is subject to certain restrictions on the use of capital and their related liquidity. At June 30, 2014, Securities America’s regulatory net capital of $7,344 exceeded minimum net capital requirements of $250 by $7,094. At June 30, 2014, Triad’s regulatory net capital of $4,525 exceeded minimum net capital requirements of $250 by $4,275. At June 30, 2014, Investacorp’s regulatory net capital of $4,334, exceeded minimum net capital requirements of $250 by $4,084. At June 30, 2014, Ladenburg’s regulatory net capital of $17,808 exceeded minimum net capital requirements of $250 by $17,558. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At June 30, 2014, Premier Trust had stockholders’ equity of $1,275, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

On June 24, 2013, we entered into an Equity Distribution Agreement under which we sold an aggregate of 3,000,000 shares of our Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). On June 13, 2014, we entered into another Equity Distribution Agreement under which we may sell up to an aggregate of 3,000,000 shares of our Series A Preferred Stock from time to time in an “at the market” offering. During the six months ended June 30, 2014, we sold 2,141,219 shares of Series A Preferred Stock pursuant to the "at the market" offering, which provided us with total gross proceeds of $48,112, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $1,101. From July 1, 2014 through August 8, 2014, we sold an additional 1,306,741 shares of Series A Preferred Stock which provided total gross proceeds of $29,266 before deducting selling expenses of $586.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either June 30, 2014 or December 31, 2013. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, sales of equity and debt securities, including possible sales under our at-the-market offering, and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of required dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of June 30, 2014.

Cash provided by operating activities for the six months ended June 30, 2014 was $9,791, which primarily consisted of our net income of $7,187 adjusted for non-cash expenses and increases in commissions and fees payable, partially offset by increases in receivables from clearing brokers, receivables from other broker dealers, other receivables, net, and decreases in accrued compensation and accounts payable and accrued liabilities.

Cash provided by operating activities for the six months ended June 30, 2013 was $744, which primarily consisted of our net loss of $5,413 adjusted for non-cash expenses, decreases in other receivables, net and notes receivable from financial advisors, net and increases in securities sold, but not yet purchased, at fair value, accrued compensation and accounts payable and accrued liabilities, partially offset by increases in securities owned at fair value, receivables from clearing brokers, receivables from other broker-dealers and decreases in accrued interest and decrease in commissions and fees payable.

Investing activities used $4,625 for the six months ended June 30, 2014, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs. Investing activities used $3,037 for the six months ended June 30, 2013, primarily due to the purchase of furniture, equipment and leasehold improvements and capitalization of software development costs.

The increase in the six months ended June 30, 2014 as compared to the comparable 2013 period is primarily due to increased capitalization of software development costs arising from the development of a new technology platform for our independent brokerage and advisory business.

Financing activities provided $28,246 for the six months ended June 30, 2014, primarily due to $47,011 from the issuance of the Series A Preferred Stock under our at-the-market offering and $1,571 from the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by a $10,000 loan repayment of outstanding notes related to the Securities America acquisition, payment of $6,935 of dividends on our Series A Preferred Stock and $3,416 of common stock repurchases. Financing activities provided $10,759 for the six months ended June 30, 2013, primarily due to the issuance of the Series A Preferred Stock and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan and third party investment in a noncontrolling interest, partially offset by loan repayments of outstanding notes related to the Securities America acquisition, repayment of revolving credit agreement outstanding balance and common stock repurchases.

At June 30, 2014 we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $21,883 through 2018, exclusive of escalation charges. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $4,456 through February 2016. Should any of the sub-tenants not pay their respective sublease payments or otherwise default under a sublease, our results of operations may be materially adversely affected.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through June 30, 2014 have been paid in cash.

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

As of December 31, 2013, we had prepaid $110,850 of the November 2011 Loan with proceeds from the Series A Preferred Stock offerings. These prepayments included the installments of the notes that would have been due on December 31, 2014 and December 31, 2015. During the six months ended June 30, 2014, we prepaid an additional $10,000 of the November 2011 Loan with cash from operations and proceeds of the Series A Preferred Stock offerings. At June 30, 2014, $39,850 remained outstanding under the November 2011 Loan.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and our president and chief executive officer and a director. At June 30, 2014, outstanding principal amounts loaned by Frost Nevada, Vector Group and our President and Chief Executive Officer were $33,477, $3,720 and $43, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

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

The 2011 forgivable loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of our $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the 2011 forgivable loan agreement may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The 2011 forgivable loan agreement is secured by our, but not our subsidiaries’, deposits and accounts held at NFS or its affiliates.

In connection with the entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2013 for the 2009 and 2011 forgivable loans. Accordingly, we recognized income in 2013 of $3,929 and $1,067 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans were reduced to an aggregate of $14,286.

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

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at June 30, 2014 was $326.

On July 31, 2014, we acquired by way of merger HCHC, the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive approximately $3,600 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the aggregate amount of $22,300) to be repaid. Approximately $7,000 of Highland's 10% promissory notes due February 26, 2019 remain outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest payable through August 26, 2016, less any interest already paid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings.

We used approximately $25,900 of cash to finance the Highland transaction and we are obligated to pay $11,000 in cash and issue $8,000 of promissory notes upon the closing of the KMS acquisition under the terms of the stock purchase agreement.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of June 30, 2014, 4,913,847 shares had been repurchased for $9,505 under the program, including 871,481 shares for $2,512 and 1,164,090 shares for $3,416 repurchased during the three and six months ended June 30, 2014, respectively.

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

We maintain inventories of trading securities. At June 30, 2014, the fair market value of our inventories was $4,487 in long positions and ($353) in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2014 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 6 to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the second quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2014	123,380	$2.82	123,380	3,334,254
May 1 to May 31, 2014	310,760	2.82	310,760	3,023,494
June 1 to June 30, 2014	437,341	2.94	437,341	2,586,153
Total	871,481	$2.88	871,481

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of June 30, 2014, 4,913,847 shares have been repurchased for $9,505 under the program.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Amendment to Articles of Incorporation.*
3.2
Articles of Amendment to Articles of Incorporation designating 3,000,000 additional shares of Ladenburg Thalmann Financial Services Inc.'s 8.00% of Series A Cumulative Redeemable Preferred Stock. (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2014).

10.1
Equity Distribution Agreement, dated June 13, 2014, between Ladenburg Thalmann Financial Services Inc. and Mitsubishi UFJ Securities (USA), Inc., as representative of the Sales Agents listed on Schedule I thereto. (incorporated by reference to exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2014).

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	August 11, 2014	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment to Articles of Incorporation.*
3.2
Articles of Amendment to Articles of Incorporation designating 3,000,000 additional shares of Ladenburg Thalmann Financial Services Inc.'s 8.00% of Series A Cumulative Redeemable Preferred Stock. (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2014).

10.1
Equity Distribution Agreement, dated June 13, 2014, between Ladenburg Thalmann Financial Services Inc. and Mitsubishi UFJ Securities (USA), Inc., as representative of the Sales Agents listed on Schedule I thereto. (incorporated by reference to exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2014).

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