Form 10-Q
period 2014-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2014-11-10
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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
Yes  ___ No  X
As of November 6, 2014 there were 185,332,414 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS

Cash and cash equivalents	$94,952	$50,329
Securities owned, at fair value	5,858	4,789
Receivables from clearing brokers	68,378	31,391
Receivables from other broker-dealers	1,840	2,126
Notes receivable from financial advisors, net	26,898	31,751
Other receivables, net	28,671	21,687
Fixed assets, net	19,245	15,866
Restricted assets	470	570
Intangible assets, net	104,936	76,251
Goodwill	106,926	90,501
Unamortized debt issue cost	755	1,069
Cash surrender value of life insurance	10,140	12,370
Other assets	24,263	22,120

Total assets	$493,332	$360,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$3,434	$83
Accrued compensation	21,813	20,098
Commissions and fees payable	39,392	32,800
Accounts payable and accrued liabilities	22,328	19,846
Deferred rent	1,585	1,871
Deferred income taxes	9,040	7,499
Deferred compensation liability	16,704	19,056
Accrued interest	2,039	1,506
Notes payable, net of $951 and $1,618 unamortized discount in 2014 and 2013, respectively	62,131	64,648
Total liabilities	178,466	167,407

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2014 and 2013: 8% Series A cumulative redeemable preferred stock; 11,290,000 and 8,290,000 shares authorized in 2014 and 2013, respectively; 10,873,206 and 6,189,497 shares issued and outstanding in 2014 and 2013, respectively (liquidation preference $271,830 in 2014 and $154,737 in 2013)	1	1
Common stock, $.0001 par value; authorized 800,000,000 and 600,000,000 shares in 2014 and 2013, respectively; shares issued and outstanding, 183,346,168 in 2014 and 181,433,815 in 2013	18	18
Additional paid-in capital	452,263	350,780
Accumulated deficit	(137,406)	(157,438)

Total shareholders’ equity of the Company	314,876	193,361

Noncontrolling interest	(10)	52

Total shareholders' equity	314,866	193,413

Total liabilities and shareholders' equity	$493,332	$360,820
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Commissions	$109,575	$101,469	$316,520	$293,507
Advisory fees	86,333	69,893	245,265	200,893
Investment banking	10,916	10,090	38,306	31,271
Principal transactions	433	841	1,699	1,690
Interest and dividends	1,760	1,826	5,132	5,139
Service fees and other income	14,715	16,370	49,381	49,163
Total revenues	223,732	200,489	656,303	581,663
Expenses:
Commissions and fees	163,393	146,906	477,133	424,942
Compensation and benefits	28,410	23,860	81,391	69,316
Non-cash compensation	3,679	1,647	7,689	4,439
Brokerage, communication and clearance fees	4,349	2,761	13,003	8,085
Rent and occupancy, net of sublease revenue	1,905	1,631	4,955	4,601
Professional services	3,127	2,247	8,091	6,401
Interest	1,701	2,283	5,193	13,395
Depreciation and amortization	4,902	3,776	12,527	11,553
Acquisition-related expense	850	—	1,308	—
Loss on extinguishment of debt	—	446	314	4,200
Amortization of retention loans	1,538	1,690	5,108	5,339
Other	10,449	10,284	31,627	30,587
Total expenses	224,303	197,531	648,339	582,858
Income (loss) before item shown below	(571)	2,958	7,964	(1,195)
Change in fair value of contingent consideration	—	—	12	(121)
Income (loss) before income taxes	(571)	2,958	7,976	(1,316)
Income tax expense (benefit)	(13,354)	579	(11,994)	1,718
Net income (loss)	12,783	2,379	19,970	(3,034)
Net loss attributable to noncontrolling interest	(20)	(23)	(62)	(49)
Net income (loss) attributable to the Company	$12,803	$2,402	$20,032	$(2,985)
Dividends declared on preferred stock	(4,848)	(2,879)	(11,783)	(3,907)
Net income (loss) available to common shareholders	$7,955	$(477)	$8,249	$(6,892)

Net income (loss) per share available to common shareholders (basic)	$0.04	$(0.00)	$0.05	$(0.04)

Net income (loss) per share available to common shareholders (diluted)	$0.04	$(0.00)	$0.04	$(0.04)

Weighted average common shares used in computation of per share data:
Basic	182,988,516	181,759,305	182,082,141	182,895,952
Diluted	210,535,372	181,759,305	205,243,355	182,895,952

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2013	6,189,497	$1	181,433,815	$18	$350,780	$(157,438)	$52	$193,413
Issuance of common stock under employee stock purchase plan	—	—	71,703	—	224	—	—	224
Exercise of stock options, net of 43,535 shares tendered in payment of exercise price	—	—	1,744,378	—	2,028	—	—	2,028
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	4,731	—	—	4,731
Stock-based compensation to employees	—	—	—	—	2,958	—	—	2,958
Repurchase and retirement of common stock	—	—	(2,444,490)	—	(8,090)	—	—	(8,090)
Common stock issued in Highland acquisition			2,540,762		7,953			7,953
Preferred stock issued, net of expenses of $2,302	4,683,709	—	—	—	103,462	—	—	103,462
Preferred stock dividends declared and paid	—	—	—	—	(11,783)	—	—	(11,783)
Net income (loss)	—	—	—	—	—	20,032	(62)	19,970
Balance, September 30, 2014	10,873,206	$1	183,346,168	$18	$452,263	$(137,406)	$(10)	$314,866

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$19,970	$(3,034)
Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:
Change in fair value of contingent consideration	(12)	121
Adjustment to deferred rent	(286)	213
Amortization of intangible assets	9,360	8,760
Depreciation and other amortization	3,167	2,793
Loss on extinguishment of debt	314	4,200
Amortization of debt discount	371	1,068
Amortization of debt issue cost	296	334
Amortization of retention loans	5,108	5,339
Deferred income taxes	(13,381)	695
Benefit attributable to reduction of goodwill	58	58
Non-cash interest expense on forgivable loan	762	797
Non-cash compensation expense	7,689	4,439
Loss on write-off of furniture, fixtures and leasehold improvements, net	6	55

(Increase) decrease in operating assets, net of effects of acquisition:
Securities owned, at fair value	(1,069)	(1,756)
Receivables from clearing brokers	(36,987)	(13,910)
Receivables from other broker-dealers	286	346
Other receivables, net	(914)	(353)
Notes receivable from financial advisors, net	(255)	1,365
Cash surrender value of life insurance	2,230	(413)
Other assets	(358)	728

Increase (decrease) in operating liabilities, net of effects of acquisition:
Securities sold, but not yet purchased, at fair value	3,351	41
Accrued compensation	(1,647)	5,756
Accrued interest	(491)	(3,033)
Commissions and fees payable	5,142	1,831
Deferred compensation liability	(2,352)	396
Accounts payable and accrued liabilities	(418)	(630)
Net cash (used) provided by operating activities	(60)	16,206

Cash flows from investing activities:
Purchases of fixed assets	(5,887)	(4,606)
Decrease (increase) in restricted assets	100	(250)
Acquisition of Highland, net of cash received	(3,353)	—
Net cash used in investing activities	(9,140)	(4,856)

Cash flows from financing activities:
Issuance of Series A preferred stock	103,462	140,413
Issuance of common stock	2,252	424
Series A preferred stock dividends paid	(11,783)	(3,907)
Repurchases of common stock	(8,090)	(5,935)
Term loan additional borrowing	500	—
Principal repayments on notes payable, including, in 2014, $21,834 of Highland's assumed debt	(32,518)	(101,525)
Principal repayments under revolving credit facility, net	—	(25,500)
Third party investment in subsidiary	—	120
Net cash provided by financing activities	53,823	4,090
Net increase in cash and cash equivalents	44,623	15,440
Cash and cash equivalents, beginning of period	50,329	35,434
Cash and cash equivalents, end of period	$94,952	$50,874

Supplemental cash flow information:
Interest paid	$4,246	$14,220
Taxes paid	2,222	426

Acquisition of Highland:
Assets acquired	$63,308	$—
Liabilities assumed	(51,742)	—
Net assets acquired	11,566	—
Stock issued in acquisition	(7,953)	—
Cash acquired in acquisition	(260)	—
Net cash paid in acquisition	$3,353	$—

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company”) is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’), Premier Trust, Inc. (‘‘Premier Trust’’) and Highland Capital Brokerage, Inc. (“Highland”), which the Company acquired in July 2014 (see Note 2).

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

Highland is a leading independent insurance brokerage that delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers.

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
The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 for additional disclosures and a description of accounting policies (except as updated below for Highland).

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

2. Highland Acquisition

On July 31, 2014, the Company acquired HCHC Holdings, Inc. (“HCHC”), which is the parent company of Highland. Highland is an independent insurance brokerage that delivers life insurance, annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers. Under the Agreement and Plan of Merger, dated July 31, 2014, by and among the Company, HCHC, HCHC Acquisition Inc. ("HCHC Acquisition"), a wholly-owned subsidiary of the Company, and the stockholders of HCHC, HCHC merged with and into HCHC Acquisition, with HCHC Acquisition remaining as the surviving corporation and a wholly-owned subsidiary of the Company.

The Company paid $3,613 in cash and issued 2,540,762 shares of the Company's common stock, which are subject to certain transfer restrictions, valued at $7,953. Also, the Company caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. Approximately $7,000 of HCHC Acquisition's (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remain outstanding. Legal and other acquisition related costs of approximately $566 were incurred and charged to expense for the second and third quarters of the Company's year ending December 31, 2014.

The Company has not completed the valuation studies necessary to finalize the acquisition-date fair values of assets acquired and liabilities assumed and related allocation of purchase price for Highland. Accordingly, amounts set forth below are preliminary estimates only. Once the valuation process has been completed, there may be changes to the reported values of assets acquired and liabilities assumed, including goodwill and intangible assets, and those changes could differ materially from what is presented below. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Cash	$260
Receivables...............................................................................	6,070
Identifiable intangible assets...................................................	38,045
Goodwill...................................................................................	16,483
Other assets..............................................................................	2,450
Total assets acquired................................................................	$63,308
Commissions and fees payable................................................	(1,450)
Notes payable-current..............................................................	(21,834)
Notes payable-long term..........................................................	(7,000)
Accounts payable and accrued liabilities.................................	(6,536)
Deferred taxes payable, net.....................................................	(14,922)
Total liabilities assumed..........................................................	$(51,742)
Total purchase price.................................................................	$11,566

A deferred tax liability has been recorded for the excess of financial statement basis over tax basis of the acquired assets and assumed liabilities with a corresponding increase to goodwill. Goodwill, which is non-deductible for income tax purposes, was assigned to the insurance brokerage segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Highland's strategic fit with the Company’s existing businesses, including the resulting synergies and economies of scale expected from the acquisition.

Identifiable intangible assets as of the acquisition date consist of:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

		Useful Life
		(years)
Technology	$972	4
Relationships with customers	1,914	25 & 11
Renewals revenue	30,337	8
Trade names	1,711	9
Non-solicitation agreement	3,111	3
Total identifiable intangible assets	$38,045

Fair value amounts (Level 3 inputs) were determined using an income approach for renewals revenue, relationships with customers and trade names and a cost approach for technology.

The accompanying condensed consolidated financial statements include the results of operations of Highland from the date of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Highland had occurred at the beginning of 2013. The pro forma net loss reflects amortization of the amounts ascribed to identifiable intangible assets acquired in the acquisition and elimination of Highland's interest expense related to notes repaid at the date of acquisition. In addition, the $14,125 non-recurring income tax benefit resulting from the acquisition has been eliminated from the pro forma results (see Note 5).

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$227,641	$686,110	$217,980	$631,004
Net income (loss)	$11,008	$16,501	$1,637	$(1,858)
Net loss available to common shareholders	$(7,610)	$(9,436)	$(2,428)	$(9,775)
Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.05)	$(0.01)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	183,816,643	184,045,751	184,300,067	185,436,714

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition of Highland been completed as of the beginning of 2013, nor should it be taken as indicative of the Company’s future consolidated results of operations.

Revenues and net loss for Highland for the period from August 1, 2014 to September 30, 2014 included in the accompanying statements of operations were $9,242 and $742, respectively.

3. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at September 30, 2014 and December 31, 2013 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Securities Owned	Securities Sold, But Not Yet Purchased
September 30, 2014
Debt securities	$1,896	$(66)
U.S. Treasury notes	1	(297)
Common stock and warrants	1,805	(3,071)
Restricted common stock and warrants	1,131	—
Other investments	1,025	—
Total	$5,858	$(3,434)

December 31, 2013
Certificates of deposit	$24	$—
Debt securities	1,402	(46)
U.S. Treasury notes	1	—
Common stock and warrants	689	(33)
Restricted common stock and warrants	725	(4)
Other investments	1,948	—
Total	$4,789	$(83)

As of September 30, 2014 and December 31, 2013, approximately $5,233 and $4,014, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
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

Securities are carried at fair value and classified as follows:

As of September 30, 2014:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,896	$—	$1,896
U.S. Treasury notes	—	1	—	1
Common stock and warrants	1,805	1,131	—	2,936
Other investments	—	1,025	—	1,025
Total	$1,805	$4,053	$—	$5,858

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$(66)	$—	$(66)
U.S. Treasury notes	—	(297)	—	(297)
Common stock and warrants	(3,071)	—	—	(3,071)
Total	$(3,071)	$(363)	$—	$(3,434)

As of December 31, 2013:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$1,402	$—	$1,402
Certificates of deposit	24	—	—	24
U.S. Treasury notes	—	1	—	1
Common stock and warrants	689	725	—	1,414
Other investments	—	1,948	—	1,948
Total	$713	$4,076	$—	$4,789

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(46)	$—	$(46)
Common stock and warrants	(33)	(4)	—	(37)
Total	$(33)	$(50)	$—	$(83)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of September 30, 2014 and December 31, 2013, the fair values of the warrants were $505 and $534, respectively, and are included in common stock and warrants (level 2) above.

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
Other investments consist principally of equity interests in real estate investment trusts, which are valued based on broker-dealer quotations and pricing available from buyers in the secondary market, and are classified as Level 2 securities.

4. Net Capital Requirements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at September 30, 2014, each had a $250 minimum net capital requirement. At September 30, 2014, Securities America had regulatory net capital of $8,516, Triad had regulatory net capital of $3,558, Investacorp had regulatory net capital of $4,364 and Ladenburg had regulatory net capital of $46,928, which included the proceeds of a $25,000 temporary subordinated loan from the Company to Ladenburg.

Securities America, Triad, Investacorp and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At September 30, 2014, Premier Trust had stockholders’ equity of $1,301, including at least $250 in cash.

5. Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns together with its subsidiaries.

A net deferred tax liability of approximately $14,922 was recorded in connection with the acquisition of Highland for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities (See Note 2). As Highland will be included in the Company’s consolidated federal and certain combined state and local income tax returns, deferred federal and a portion of deferred state and local tax liabilities assumed in the acquisition may be used to offset the reversal of the Company’s pre-existing deferred tax assets. Accordingly, the Company’s deferred tax valuation allowance has been reduced by $14,125 of the deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the three and nine-month periods ended September 30, 2014.
Income tax benefit and income tax expense includes the tax effect of goodwill, which is amortized for income tax purposes, of $294 and $298 for the three months ended September 30, 2014 and 2013, respectively, and $881 and $885 for the nine months ended September 30, 2014 and 2013, respectively.

The effective tax rates differ from the statutory income tax rates for the 2014 and 2013 periods, primarily due to the reduction of the deferred tax valuation allowance, a tax provision related to amortization of goodwill for tax purposes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

6.	Notes Payable

Notes payable consisted of the following:

	September 30, 2014	December 31, 2013
Notes payable to clearing firm under forgivable loans (see Note 13)	$14,285	$14,285
Note payable to a subsidiary of Premier Trust’s former shareholder	264	450
Notes payable to finance Securities America acquisition, net of $951 and $1,618 of unamortized discount in 2014 and 2013, respectively	38,899	48,232
Note payable under term loan with bank	1,683	1,681
Notes payable to Highland's former shareholders	7,000	—
Total	$62,131	$64,648

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

The Company estimates that the fair value of notes payable was $66,223 at September 30, 2014 and $68,908 at December 31, 2013 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of September 30, 2014, the Company was in compliance with all covenants in its debt agreements.

The lenders under the notes payable to finance the Securities America acquisition (the “November 2011 Loan”) included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company's Chairman of the Board and principal shareholder, Vector Group, Ltd. (“Vector Group”), a principal shareholder of the Company, and the Company's President and Chief Executive Officer and a director. At September 30, 2014, outstanding principal amounts loaned by Frost Nevada, Vector Group and the Company's President and Chief Executive Officer were $33,477, $3,720 and $43, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock during the nine months ended September 30, 2014 (see Note 9) and working capital to prepay $10,000 principal amount of the remaining aggregate principal amount of the November 2011 Loan. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the nine months ended September 30, 2014 of $314, which included unamortized discounts and the write-off of debt issuance costs.

As of the date of the Highland acquisition, Highland had $21,834 payable under a credit agreement that was repaid by the Company. As of September 30, 2014, HCHC Acquisition, as successor in interest to HCHC, had outstanding $7,000 of its 10% promissory notes due February 26, 2019. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest that would otherwise have been payable through August 26, 2016, less any interest already paid.

At September 30, 2014, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder.

7. Commitments and Contingencies

Litigation and Regulatory Matters

In October 2011, a suit was filed in the U.S. District Court for the District of Delaware by James Zazzali, as Trustee for the DBSI Private Actions Trust, against 50 firms, including two of the Company’s subsidiaries, and their purported parent corporations, alleging liability for purported fraud in the marketing and sale of DBSI securities. The plaintiff alleges, among other things, that the defendants failed to conduct adequate due diligence and violated securities laws. The plaintiff seeks an unspecified amount of compensatory damages as well as other relief. On September 24, 2014, a Company subsidiary entered into a settlement agreement resolving all claims against it; the amount paid by such subsidiary in connection with the settlement was not material. Effective September 26, 2014, the case involving the remaining parties was transferred to the U.S. District Court for the District of Idaho. The remaining Company subsidiary’s motion to dismiss the complaint is currently pending. The Company believes the claims are without merit and intends to vigorously defend against them.

In December 2011, a purported class action suit was filed in the U.S. District Court for the Southern District of Florida (“District Court”) against FriendFinder Networks, Inc. (“FriendFinder”), various individuals, and Ladenburg and another broker-dealer as underwriters for the May 11, 2011 FriendFinder initial public offering. On June 20, 2013, the plaintiff filed its second amended complaint, alleging that the defendants, including Ladenburg, were liable for violations of federal securities laws. On March 18, 2014, the District Court dismissed the second amended complaint with prejudice. On October 24, 2014, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal of the second amended complaint.

In December 2012, a purported class action suit was filed in the Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent for a 2010 offering of WEMU securities. The complaint alleged that the defendants, including Ladenburg, are liable for violations of state securities laws, and does not specify the amount of damages sought. On August 11, 2014, the parties entered into a settlement agreement resolving all claims in the complaint, which is subject to court approval. The amount expected to be paid by Ladenburg in connection with the settlement was accrued at December 31, 2013.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

the claimant sought compensatory damages equal to the purported total investment loss of approximately $2,164 and other relief. On September 15, 2014, the parties entered into a settlement agreement resolving all claims; the amount paid in connection with the settlement was not material.

During the period from June to November 2013, and in September 2014, seven former clients of Triad filed arbitration claims concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. In June and October 2014, two of the claimants entered into settlement agreements with Triad that resolved all of such claimants' claims; the amounts paid by Triad in connection with the settlements were not material. The five remaining claims, which seek purported investment losses totaling $6,051, and other relief, are currently pending. The Company believes the claims are without merit and intends to vigorously defend against them.

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

From April to September 2014, six arbitration claims were filed on behalf of 40 individuals against Securities America and another brokerage firm concerning purported unauthorized trading and unsuitability of investments made on their behalf by a registered representative. Securities America believes that all or virtually all of the transactions at issue occurred while the registered representative was affiliated with his prior brokerage firm. On October 17, 2014, the parties to one of the arbitration claims reached an agreement in principle to resolve all claims on behalf of 29 individuals; the amount to be paid in connection with that settlement is not material. The 11 claimants in the remaining five arbitration claims are seeking reimbursement of investment losses that may exceed $3,000, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In the ordinary course of business, in addition to the above disclosed matters, the Company's subsidiaries are defendants in other litigation and arbitration proceedings and may be subject to unasserted claims primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated (after giving effect to any expected insurance recovery), the Company accrues such amount. Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $3,854 at September 30, 2014 and $3,291 at December 31, 2013 for certain pending matters. For other pending matters, the Company was unable to estimate a range of possible loss as of September 30, 2014 or December 31, 2013, as applicable; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

At September 30, 2014, amounts due from these clearing brokers was $68,378, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

In the normal course of business, Securities America, Triad, Investacorp and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of September 30, 2014, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

9. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares. Since inception through September 30, 2014, 6,194,247 shares of common stock have been repurchased for $14,179 under the program, including the repurchase of 1,280,400 shares for $4,674 and 2,444,490 shares for $8,090 during the three and nine months ended September 30, 2014, respectively.

Stock Compensation Plans

Options granted during the nine months ended September 30, 2014 were as follows:

Grant Date		Expiration Date	Shares	Exercise Price	Fair Value(1)
January 17, 2014	(2)(3)	January 17, 2024	30,000	$3.25	$66
January 17, 2014	(2)	January 17, 2024	2,268,000	$3.25	$3,859
January 22, 2014	(2)	January 22, 2024	10,000	$2.89	$18
March 31, 2014	(2)	March 31, 2024	30,000	$3.02	$55
June 25, 2014	(4)	June 25, 2024	450,000	$3.01	$832
July 1, 2014	(2)	July 1, 2024	10,000	$3.32	$19
July 31, 2014	(2)	July 31, 2024	500,000	$3.13	$927
			3,298,000

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

(4)	Options vest on the first anniversary of the grant date.

Options to purchase 201,413 shares of common stock were forfeited during the nine months ended September 30, 2014.

As of September 30, 2014, there was $13,813 of unrecognized compensation cost for stock-based compensation, of which $4,698 related to the 2014 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.84 years for all grants and approximately 3.06 years for the 2014 grants.

Options were exercised to purchase 498,976 and 1,787,913 shares of the Company’s common stock during the three and nine months ended September 30, 2014, for which the intrinsic value on dates of exercise was $1,187 and $3,354, respectively.

Capital Stock

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
On June 24, 2013, the Company entered into an Equity Distribution Agreement under which it may sell up to an aggregate of 3,000,000 shares of its Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). On June 13, 2014, the Company entered into another Equity Distribution Agreement under which it may sell up to an aggregate of 3,000,000 shares of its Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act. During the three and nine months ended September 30, 2014, the Company sold 2,542,490 and 4,683,709 shares of Series A Preferred Stock, respectively, pursuant to the “at the market” offering, which provided total gross proceeds to the Company of $57,652 and $105,764, respectively, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $1,201 and $2,302, respectively.

For the three and nine months ended September 30, 2014, the Company paid dividends of $4,848 and $11,783, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

10. Per Share Data

Basic net income per share is computed by dividing net income attributable to the Company, decreased by dividends declared on preferred stock, by the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic weighted-average shares	182,988,516	181,759,305	182,082,141	182,895,952
Effect of dilutive securities:
Common stock options	18,424,579	—	15,289,845	—
Warrants to purchase common stock	9,122,277	—	7,871,369	—
Dilutive potential common shares	27,546,856	—	23,161,214	—
Weighted average common shares outstanding and dilutive potential common shares	210,535,372	181,759,305	205,243,355	182,895,952

For the three and nine months ended September 30, 2014, options to purchase 3,358,000 shares of common stock and for the three and nine months ended September 30, 2013 options and warrants to purchase 57,007,593 shares of common stock, were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

11. Noncontrolling Interest

Arbor Point Advisors, LLC (“APA”), a registered investment advisor, which began operations in 2013, provides investment advisory services through APA's licensed investment advisor representatives. Securities America holds an 80% interest in APA and an unaffiliated entity owns a 20% interest. Because Securities America is the controlling managing member of APA, the results of operations of APA are included in the Company's consolidated financial statements, and amounts attributable to the 20% unaffiliated investor are recorded as a noncontrolling interest.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

12. Segment Information

The Company has three operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Securities America, Triad and Investacorp to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers.

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

Segment information for the three months ended September 30, 2014 and 2013 was as follows:

	Independent Brokerage and Advisory Services	Ladenburg		Insurance Brokerage	Corporate		Total
2014
Revenues	$197,730	$16,675		$9,242	$85		$223,732
Pre-tax income (loss)	1,186	3,400		(742)	(4,415)	(2)	(571)
EBITDA, as adjusted(7)	10,369	3,734		386	(2,429)		12,060
Identifiable assets	314,083	72,190	(6)	62,812	44,247		493,332
Depreciation and amortization	3,771	176		952	3		4,902
Interest	1,267	11		118	305		1,701
Capital expenditures	1,114	—		48	—		1,162
Non-cash compensation	2,640	153		58	828		3,679

2013
Revenues	$184,085	$16,325		$—	$79		$200,489
Pre-tax (loss) income(3)	4,199	2,284		—	(3,525)	(2)	2,958
EBITDA, as adjusted(3)(7)	12,592	2,654		—	(2,478)		12,768
Identifiable assets	315,401	34,526		—	4,908		354,835
Depreciation and amortization	3,550	214		—	12		3,776
Interest	1,906	3		—	374		2,283
Capital expenditures	1,090	479		—	—		1,569
Non-cash compensation	851	163		—	633		1,647

Segment information for the nine months ended September 30, 2014 and 2013 was as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Independent Brokerage and Advisory Services		Ladenburg		Insurance Brokerage	Corporate		Total
2014
Revenues	$588,987		$57,830		$9,242	$244		$656,303
Pre-tax income (loss)	6,927		13,176		(742)	(11,385)	(2)	7,976
EBITDA, as adjusted(7)	32,318		14,123		386	(6,857)		39,970
Identifiable assets	314,083		72,190	(6)	62,812	44,247		493,332
Depreciation and amortization	11,082		486		952	7		12,527
Interest	4,121		18		118	936		5,193
Capital expenditures	4,805		926		48	108		5,887
Non-cash compensation	4,913		458		58	2,260		7,689

2013
Revenues	$535,702	(4)	$50,890	(4)	$—	$(4,929)	(5)	$581,663
Pre-tax (loss) income(3)	3,726		8,962		—	(14,004)	(1)(2)	(1,316)
EBITDA, as adjusted(3)(7)	36,874		10,135	(1)	—	(9,374)	(1)	37,635
Identifiable assets	315,401		34,526		—	4,908		354,835
Depreciation and amortization	10,880		626		—	47		11,553
Interest	10,830		71		—	2,494		13,395
Capital expenditures	3,575		1,031		—	—		4,606
Non-cash compensation	2,109		486		—	1,844		4,439

(1)	Includes the elimination of $2,545, consisting of $5,148 of revenue net of employee brokerage commission expenses of $2,603 related to sales of the Company's Series A Preferred Stock.

(2)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(3)	Management fees paid by the Company's operating segments to the Company have been reclassified within segments to conform to the current period’s presentation.

(4)
Includes brokerage commissions of $4,240 and $908 in the Ladenburg and Independent brokerage and advisory services segments, respectively, related to the sale of the Company's Series A Preferred Stock (eliminated in consolidation).

(5)	Includes the elimination of $5,148 of revenue referred to in (1).

(6)	Includes a temporary subordinated loan of $25,000 made to Ladenburg from Corporate and repaid on October 7, 2014.

(7)	The following table reconciles EBITDA, as adjusted, to pre-tax income (loss) for the three and nine months ended September 30, 2014 and 2013:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
EBITDA, as adjusted	2014	2013	2014	2013
Independent Brokerage and Advisory Services	$10,369	$12,592	$32,318	$36,874
Ladenburg	3,734	2,654	14,123	10,135
Insurance Brokerage	386	—	386	—
Corporate	(2,429)	(2,478)	(6,857)	(9,374)
Total Segments	12,060	12,768	39,970	37,635

Adjustments:
Interest income	59	55	195	145
Change in fair value of contingent consideration	—	—	12	(121)
Loss on extinguishment of debt	—	(446)	(314)	(4,200)
Interest expense	(1,701)	(2,283)	(5,193)	(13,395)
Depreciation and amortization	(4,902)	(3,776)	(12,527)	(11,553)
Non-cash compensation expense	(3,679)	(1,647)	(7,689)	(4,439)
Amortization of retention loans	(1,538)	(1,690)	(5,108)	(5,339)
Acquisition-related expenses	(850)	—	(1,308)	—
Net loss attributable to noncontrolling interest	(20)	(23)	(62)	(49)
Pre-tax income (loss)	$(571)	$2,958	$7,976	$(1,316)

13. Subsequent events

On October 15, 2014, the Company acquired 100% of the outstanding capital stock of KMS Financial Services, Inc. (“KMS”) for a purchase price of $24,000, consisting of $11,000 in cash, $8,000 in notes and 1,440,922 shares of the Company's common stock valued at $5,000. KMS is a Seattle-based independent broker-dealer and investment advisor with a strong presence in the Pacific Northwest.

On September 21, 2014, the Company entered into a stock purchase agreement with Securities Service Network, Inc. (“SSN”), Renaissance Capital Corporation (“RCC”) and the shareholders of SSN and RCC, pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of SSN and RCC. SSN is an independent broker-dealer, registered investment advisor and insurance agency based in Knoxville, TN. Under the terms of the purchase agreement, the Company has agreed to pay to SSN's and RCC's shareholders an aggregate of approximately $45,000, consisting of a $25,000 cash payment to be paid on the date following the closing of the transaction (which is anticipated to occur in the fourth quarter of 2014) and $20,000 aggregate principal amount of promissory notes secured by a pledge of the acquired shares of SSN and RCC.

In 2009 and 2011, the primary clearing firm of the Company’s subsidiaries, National Financial Services LLC (“NFS”), a
Fidelity Investments company, provided the Company with forgivable loans, the proceeds of which were used to help fund the Company’s growth strategy. Under the terms of the loans, on an annual basis commencing November 2012, based on the Company’s subsidiaries continuing to clear with NFS and, in the case of one of the loans, meeting certain annual clearing revenue targets, a portion of the principal amount of the loans and related interest are forgiven. In November 2014, approximately $3,929 aggregate principal amount of the loans was forgiven together with related interest, and the Company will recognize an increase in pre-tax income for the fourth quarter of 2014 of approximately $3,100, net of related compensation expense, resulting from the forgiveness.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share data)

Overview

We are a diversified financial services company engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Investacorp, Inc. (collectively with related companies, “Investacorp”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”), Highland Capital Brokerage, Inc. (“Highland”), KMS Financial Services, Inc. (“KMS”) and Premier Trust, Inc. (“Premier Trust”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

Through our acquisitions of Securities America, Triad, Investacorp and KMS, we have established a leadership position in the independent broker-dealer industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 3,200 financial advisors located in 50 states, we have become one of the five largest independent broker-dealer networks. We believe that we have the opportunity through acquisitions, recruiting and internal growth to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional, sales and trading and related businesses.

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

We operate each of our independent broker-dealers separately under their own management teams in a network model, which reflects our recognition that each firm has its own unique culture and strengths. We believe this is an important part of the glue that helps bind the advisors to the firm. At the same time, we have taken advantage of the scale we have created across the multiple firms by spreading costs in areas that are not directly visible to the advisors and their clients, such as technology, accounting and other back office functions.

While we keep each firm separate, we seek to share intellectual capital and best practices among the firms. For instance, we offer Securities America’s industry best practice development tools to our other advisors. Similarly, the advisors in our independent brokerage and advisory segment have resources to enhance their practices, including access to Ladenburg’s proprietary research, investment banking and capital markets services, fixed income trading and syndicate products, Premier Trust’s trust services, Highland’s insurance solutions and LTAM’s wealth management solutions.

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

Highland is a leading independent insurance brokerage that delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers.

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

Each of Securities America, Triad, Investacorp, Ladenburg and KMS is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Recent Developments

KMS Financial Services, Inc. Acquisition

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. KMS is a leading Seattle-based independent broker-dealer and registered investment advisor with a strong presence in the Pacific Northwest. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 cash, $8,000 principal amount of our promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. Mark Hamby, KMS’s Chairman and CEO, Eric Westberg, its President and COO, and the rest of the KMS management team continue to operate KMS as a stand-alone business from its headquarters in Seattle, Washington.

Securities Service Network, Inc. Acquisition

On September 21, 2014, we entered into a stock purchase agreement with Securities Service Network, Inc. (“SSN”), Renaissance Capital Corporation (“RCC”) and the shareholders of SSN and RCC, pursuant to which we agreed to acquire all of the issued and outstanding capital stock of SSN and RCC. SSN is a leading independent broker-dealer, registered investment advisor and insurance agency based in Knoxville, TN. Under the terms of the purchase agreement, we have agreed to pay to SSN's and RCC's shareholders an aggregate of approximately $45,000, consisting of a $25,000 cash payment to be paid on the date following the closing of the transaction (which is anticipated to occur in the fourth quarter of 2014) and $20,000 aggregate principal amount of promissory notes secured by a pledge of the acquired shares of SSN and RCC. Upon completion of the transaction, SSN's President and Chief Executive Officer Wade Wilkinson and the other members of the SSN management team will continue to operate SSN as a stand-alone business from its headquarters in Knoxville.

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

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of Securities America, Triad, Investacorp, Ladenburg, Highland, Premier Trust and our other subsidiaries, other than KMS, which we acquired on October 15, 2014.

The following table includes a reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company as reported:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total revenues	$223,732	$200,489	$656,303	$581,663
Total expenses	224,303	197,531	648,339	582,858
Pre-tax (loss) income	(571)	2,958	7,976	(1,316)	(1)
Net income (loss) attributable to the Company	12,803	2,402	20,032	(2,985)

Reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company:

EBITDA, as adjusted	$12,060	$12,768	$39,970	$37,635	(1)
Add:
Interest income	59	55	195	145
Change in fair value of contingent consideration	—	—	12	(121)
Less:
Loss on extinguishment of debt	—	(446)	(314)	(4,200)
Interest expense	(1,701)	(2,283)	(5,193)	(13,395)
Income tax benefit (expense)	13,354	(579)	11,994	(1,718)
Depreciation and amortization	(4,902)	(3,776)	(12,527)	(11,553)
Non-cash compensation	(3,679)	(1,647)	(7,689)	(4,439)
Acquisition-related expense	(850)	—	(1,308)	—
Amortization of retention loans	(1,538)	(1,690)	(5,108)	(5,339)
Net income (loss) attributable to the Company	$12,803	$2,402	$20,032	$(2,985)

(1)  2013 results included the elimination of $2,545, consisting of $5,148 of revenue net of employee brokerage commission expenses of $2,603 related to sales of the Company’s Series A Preferred Stock.

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

EBITDA, as adjusted, was $12,060 and $39,970 for the three and nine months ended September 30, 2014, respectively, a decrease of $708 (6%) and an increase of $2,335 (6%), respectively, from EBITDA, as adjusted, of $12,768 and $37,635, respectively, for the three and nine months ended September 30, 2013. The decrease in EBITDA, as adjusted, in the 2014 third quarter as compared to the 2013 third quarter was driven by higher clearing expenses, while the year-to-date growth was primarily due to increased advisory and commission revenues, as well as increased investment banking activities during 2014.

Segment Description

We have three operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Securities America, Triad and Investacorp to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance producers.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Independent Brokerage and Advisory Services	$197,730	$184,085	$588,987	$535,702
Ladenburg	16,675	16,325	57,830	50,890
Insurance Brokerage	9,242	—	9,242	—
Corporate	85	79	244	(4,929)
Total revenues	$223,732	$200,489	$656,303	$581,663

Pre-tax income (loss):
Independent Brokerage and Advisory Services	$1,186	$4,199	$6,927	$3,726
Ladenburg	3,400	2,284	13,176	8,962
Insurance Brokerage	(742)	—	(742)	—
Corporate(1)	(4,415)	(3,525)	(11,385)	(14,004)
Total pre-tax (loss) income	$(571)	$2,958	$7,976	$(1,316)

(1) Includes interest on revolving credit agreement and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended September 30, 2014 versus three months ended September 30, 2013

For the quarter ended September 30, 2014 we had net income attributable to the Company of $12,803 as compared to net income attributable to the Company of $2,402 for the quarter ended September 30, 2013.

The increase was attributable to a $14,125 income tax benefit resulting from the reversal of a valuation allowance previously provided to offset deferred tax assets as discussed below. Net income attributable to the Company for the third quarter of 2014 was impacted positively by a 12% increase in revenues, which was partially offset by a 14% increase in expenses. Highland, which we acquired in the third quarter of 2014, had a loss of $742 from the acquisition date (July 31, 2014) through September 30, 2014.

Our total revenues for the three months ended September 30, 2014 increased $23,243 (12%) from the 2013 period, in part due to the addition of $9,242 in revenues from Highland. Third quarter 2014 revenues included increases in commissions of $8,106, advisory fees of $16,440 and investment banking revenue of $826, partially offset by decreases in service fees and other income of $1,655, principal transactions of $408 and interest and dividends of $66. Revenues in the 2014 period increased in each of our operating segments from the 2013 period. Our independent brokerage and advisory services segment revenues increased $13,645 (7%) from the 2013 period, primarily due to improved market conditions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues in the third quarter of 2014 increased $350 (2%) from the 2013 period also due to improved market conditions and an increase in institutional sales personnel.

Our total expenses for the three months ended September 30, 2014 increased by $26,772 (14%) as compared to the 2013 period, in part due to the addition of $9,984 from Highland. Third quarter 2014 expenses included increases in commissions and fees expense of $16,487, compensation and benefits expense of $4,550, brokerage, communication and clearance fee expense of $1,588, depreciation and amortization of $1,126, acquisition-related expenses of $850, professional services expense of $880 and other expense of $165, which were partially offset by decreases in interest expense of $582 due to the prepayment of indebtedness and loss on extinguishment of debt of $446.

The $8,106 (8%) increase in commissions revenue for the three months ended September 30, 2014 as compared to the 2013 period was primarily attributable to the acquisition of Highland in the third quarter of 2014, which added $9,104 in commissions revenue. Our independent brokerage and advisory services segment experienced a decrease of $1,011 (1%) in commissions revenue due to lower sales of alternative investment products in the three months ended September 30, 2014 as compared to the prior-year period. Ladenburg segment commissions revenue was flat for the third quarter 2014 as compared to the third quarter of 2013.

The $16,440 (24%) increase in advisory fee revenue for the three months ended September 30, 2014 as compared to the 2013 period was primarily attributable to a $15,764 (23%) increase in advisory fee revenue in our independent brokerage and advisory services segment. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the three months ended September 30, 2014, we experienced an increase in advisory assets of 14% as compared to the 2013 period, resulting from strong new business development and improved market conditions. Assuming continued favorable market conditions, we expect advisory fee revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $826 (8%) increase in investment banking revenue for the three months ended September 30, 2014 as compared to the 2013 period was primarily due to a $505 increase in capital raising revenue and a $321 increase in strategic advisory services revenue during the 2014 third quarter. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $10,357 for the 2014 third quarter as compared to $9,851 for the 2013 period, primarily due to an increase in capital raising activities for financial and energy companies and favorable market conditions. Strategic advisory services revenue was $559 in the third quarter of 2014 as compared to $238 in the comparable 2013 quarter.

The $408 (49%) decrease in principal transactions revenue for the three months ended September 30, 2014 as compared to the 2013 period was primarily attributable to our Ladenburg segment, which had a decrease of $419, due to a decrease in the value of the firm's investments.

The $66 (4%) decrease in interest and dividends revenue for the three months ended September 30, 2014 as compared to the 2013 period was primarily due to a decrease of $29 related to interest earned on customers' margin accounts at our Ladenburg segment. Our current cash sweep program expires in December 2014. We expect that interest and dividends revenue will decrease in the fourth quarter of 2014 and the first quarter of 2015 due to the wind-down and expiration of such program. We intend to implement a new cash sweep program in 2015.

The $(1,655) (10%) decrease in service fees and other income for the three months ended September 30, 2014 as compared to the 2013 period was primarily attributable to decreases in sponsor revenues of $1,372, primarily due to lower sales of alternative investment products. We expect service fees and other income to increase in the fourth quarter of 2014 as compared to the third quarter of 2014 due to forgiveness of principal and interest on the NFS forgivable loans.

The $16,487 (11%) increase in commissions and fees expense for the three months ended September 30, 2014 as compared to the 2013 period was directly correlated to the increase in advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced. The addition of Highland in the third quarter of 2014 increased commissions and fees expense by $2,477.

The $4,550 (19%) increase in compensation and benefits expense for the three months ended September 30, 2014 as compared to the 2013 period was primarily attributable to the addition of $4,659 in compensation and benefits expense from Highland and an increase of $908 in the independent brokerage and advisory services segment, partially offset by a decrease of $1,053 in the Ladenburg segment.

The $2,032 (123%) increase in non-cash compensation expense for the three months ended September 30, 2014 as compared to the 2013 period was primarily attributable to an increase of $1,798 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the increase in our non-cash compensation expense.

The $1,588 (58%) increase in brokerage, communication and clearance fees expense for the three months ended September 30, 2014 as compared to the 2013 period was primarily due to an increase of $1,163 in our independent brokerage and advisory services segment. Clearance fee expense for the third quarter of 2014 increased as compared to the third quarter of 2013, during which period such expenses were reduced by clearance expense credits of $1,495 provided by our primary clearing firm. These clearance expense credits expired in the fourth quarter of 2013. As a result, we expect clearing expense to increase in future periods as compared to 2013 levels.

The $880 (39%) increase in professional services expense for the three months ended September 30, 2014 as compared to the 2013 period was attributable to increases at our independent brokerage and advisory services segment of $636 and the addition of Highland, which added $180 in professional services expense.

The $582 (25%) decrease in interest expense for the three months ended September 30, 2014 as compared to the 2013 period resulted from decreased average debt balances and decreased average interest rates. Our average outstanding debt balance was approximately $61,447 for the third quarter of 2014 as compared to $80,868 for the 2013 period. The average interest rate was 9.8% for the three months ended September 30, 2014 as compared to 10.6% for the 2013 period. Our outstanding debt balance for the 2014 period declined in comparison to the prior-year period as a result of the prepayment of indebtedness in fiscal 2013 and an additional $10,000 prepayment of indebtedness in the first quarter of 2014, partially offset by the assumption of $7,000 of indebtedness in connection with the Highland acquisition. We expect increased interest expense in future periods from current levels due to the indebtedness we incurred in connection with the acquisitions of Highland and KMS and the indebtedness expected to be incurred in connection with the planned acquisition of SSN. We may prepay indebtedness with cash flows from operations and future proceeds, if any, from our “at the market” offering of Series A Preferred Stock.

The $1,126 (30%) increase in depreciation and amortization expense for the three months ended September 30, 2014 as compared to the 2013 period was primarily due to $951 of additional depreciation and amortization expense due to the Highland acquisition in the third quarter of 2014.

The $165 (2%) increase in other expense for the three months ended September 30, 2014 as compared to the 2013 period was primarily attributable to the addition of $1,090 in other expense from Highland, partially offset by a decrease of $762 in our independent brokerage and advisory services segment, which experienced increases in license and registration expense of $153 and insurance expense of $166, offset by decreases in deferred compensation plan expense of $850 and forgiveness of financial advisor loans of $111.

We had income tax benefit of $13,354 for the three months ended September 30, 2014 as compared to income tax expense of $579 in the 2013 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2014 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. A net deferred tax liability of approximately $14,922 was recorded with the acquisition of Highland for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities. As Highland will be included in the Company’s consolidated federal and certain combined state and local income tax returns, deferred federal and a portion of deferred state and local tax liabilities assumed in the acquisition may be used to offset the reversal of the Company’s pre-existing deferred tax assets. Accordingly, the Company’s deferred tax valuation allowance has been reduced by $14,125 of the deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the three- and nine-month periods ended September 30, 2014. The income tax rates for the 2014 period did not bear a customary relationship to effective tax rates, primarily due to the reduction of the deferred tax valuation allowance, a tax provision related to amortization of goodwill for tax purposes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

Nine months ended September 30, 2014 versus nine months ended September 30, 2013

For the nine months ended September 30, 2014, we had net income attributable to the Company of $20,032 as compared to a net loss attributable to the Company of $2,985 for the nine months ended September 30, 2013. The 2014 results reflect a $14,125 income tax benefit resulting from the reversal of a valuation allowance previously provided to offset deferred tax assets as discussed below. This change also reflects a 13% increase in revenues, which was partially offset by an 11% increase in expenses, including acquisition-related expenses of $1,308. Highland, which we acquired in the third quarter of 2014, had a loss of $742 from the acquisition date (July 31, 2014) through September 30, 2014.

Our total revenues for the nine months ended September 30, 2014 increased $74,640 (13%) from the 2013 period. 2014 revenues included increases in commissions of $23,013, advisory fees of $44,372, investment banking revenue of $7,035, service fees and other income of $218, principal transactions of $9 and a decrease in interest and dividends of $7. Revenues increased in each of our operating segments from the 2013 period. Our independent brokerage and advisory services segment revenues increased $53,285 (10%) from the 2013 period, primarily due to improved market conditions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues increased $6,940 (14%) from the comparable 2013 period also due to improved market conditions and an increase in institutional sales personnel.

Our total expenses for the nine months ended September 30, 2014 increased by $65,481 (11%) as compared to the 2013 period, which included expenses from Highland of $9,984 and increases in commissions and fees expense of $52,191, compensation and benefits expense of $12,075, non-cash compensation expense of $3,250, brokerage, communication and clearance fees expense of $4,918, professional services expense of $1,690, depreciation and amortization of $974, acquisition-related expenses of $1,308, and other expense of $1,040, which were partially offset by decreases in interest expense of $8,202, due to the prepayment of indebtedness, and loss on extinguishment of debt of $3,886.

The $23,013 (8%) increase in commissions revenue for the nine months ended September 30, 2014 as compared to the 2013 period was partially attributable to the acquisition of Highland in the third quarter of 2014 and the inclusion of Highland commission revenue from that period of $9,104. Our independent brokerage and advisory services segment experienced an increase of $13,105 (5%) in commissions revenue for the nine months ended September 30, 2014 as compared to the comparable prior year period. The increase in commissions revenue resulted primarily from increased mutual fund and variable annuity sales in the 2014 period as compared to the 2013 period, partially offset by lower sales of alternative investment products. Ladenburg segment commissions revenue also increased $803 (6%) during the 2014 period as compared to the 2013 period due to improved market conditions and an increase in institutional sales personnel.

The $44,372 (22%) increase in advisory fee revenue for the nine months ended September 30, 2014 as compared to the 2013 period was primarily attributable to an increase of $42,365 (21%) in advisory fee revenue in our independent brokerage and advisory services segment. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the nine months ended September 30, 2014, we experienced an increase in advisory assets of 14% as compared to the 2013 period, resulting from strong new business development and improved market conditions. Assuming continued favorable market conditions, we expect advisory fee revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $7,035 (22%) increase in investment banking revenue for the nine months ended September 30, 2014 as compared to the 2013 period was primarily due to an increase in capital raising activities. Capital raising revenue increased $7,206 and strategic advisory services revenue decreased $171 during the nine months ended September 30, 2014 as compared to the comparable 2013 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $37,309 for the nine months ended September 30, 2014 as compared to $30,103 for the comparable 2013 period, primarily due to an increase in capital raising activities for healthcare and biotechnology companies and favorable market conditions. Strategic advisory services revenue was $997 in the nine months ended September 30, 2014 as compared to $1,168 in the comparable 2013 period.

The $218 (0%) increase in service fees and other income for the nine months ended September 30, 2014 as compared to the 2013 period was primarily attributable to the acquisition of Highland, which added $138 in service fees and other income. Our independent brokerage and advisory services segment experienced increases in trading-related fees of $597 and conference revenue of $371, partially offset by decreases in sponsor revenues of $574 due to lower sales of alternative investment products, and settlement of a claim at Securities America related to the 2013 period of $553.

The $52,191 (12%) increase in commissions and fees expense for the nine months ended September 30, 2014 as compared to the 2013 period was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced.

The $12,075 (17%) increase in compensation and benefits expense for the nine months ended September 30, 2014 as compared to the 2013 period, was due to increases of $3,329, $2,280 and $1,807 in compensation expense in the independent brokerage and advisory services, Ladenburg and corporate segments, respectively, of which $3,183 was directly related to the increase in revenues. Highland added additional compensation and benefits expense of $4,659 for the nine months ended September 30, 2014.

The $3,250 (73%) increase in non-cash compensation expense for the nine months ended September 30, 2014 as compared to the 2013 period was primarily attributable to an increase of $2,820 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the increase in our non-cash compensation expense.

The $4,918 (61%) increase in brokerage, communication and clearance fees expense for the nine months ended September 30, 2014 as compared to the 2013 period was primarily due to an increase of $4,288 in our independent brokerage and advisory services segment. Clearance fee expense in the comparable 2013 period was reduced by clearance expense credits of $3,936 provided by our primary clearing firm. These clearance expense credits expired in the fourth quarter of 2013. As a result, we expect brokerage, communication and clearance fees expense to increase in future periods as compared to 2013 levels. In addition, our Ladenburg segment incurred increases of $470 for the nine months ended September 30, 2014 due to the addition of institutional salespersons and increased transaction volume. Highland added additional expense of $141 for the nine months ended September 30, 2014.

The $1,690 (26%) increase in professional services expense for the nine months ended September 30, 2014 as compared to the 2013 period was attributable to increases in our independent brokerage and advisory services segment of $1,225, our corporate segment of $489 and expense of $180 due to the addition of Highland in 2014, partially offset by a decrease in our Ladenburg segment of $204.

The $8,202 (61%) decrease in interest expense for the nine months ended September 30, 2014 as compared to the 2013 period resulted from decreased average debt balances and decreased average interest rates. Our average outstanding debt balance was approximately $62,242 for the 2014 period as compared to $159,229 for the 2013 period. The average interest rate was 10.1% for the nine months ended September 30, 2014 as compared to 10.6% for the 2013 period. Our outstanding debt balance for the 2014 period declined in comparison to the prior-year period as a result of the prepayment of indebtedness in fiscal 2013 and an additional $10,000 prepayment of indebtedness during the nine months ended September 30, 2014, partially offset by the assumption of $7,000 of indebtedness in connection with the Highland acquisition. We expect increased interest expense in future periods from current levels due to the indebtedness we incurred in connection with the acquisitions of Highland and KMS and the indebtedness expected to be incurred in connection with the planned acquisition of SSN. We may prepay indebtedness with cash flows from operations and future proceeds, if any, from our “at the market” offering of Series A Preferred Stock.

The $974 (8%) increase in depreciation and amortization expense for the nine months ended September 30, 2014 as compared to the 2013 period was primarily due to $951 of additional depreciation and amortization expense due to the Highland acquisition in the third quarter 2014.

The $1,040 (3%) increase in other expense for the nine months ended September 30, 2014 as compared to the 2013 period was primarily attributable to the addition of $1,090 in other expense from Highland. Our independent brokerage and advisory services segment experienced decreases in deferred compensation plan expense of $925, bad debt, errors and settlement expense of $794 and forgiveness of financial advisor loans of $410, offset by increases in license and registration expense of $533, travel, meals and entertainment of $470 and insurance expense of $425 in the nine months ended September 30, 2014 as compared to the prior year period. Our Corporate and Ladenburg segments had increases in travel, meals and entertainment of $98 and $299, respectively, as compared to the prior year period.

We had income tax benefit of $11,994 for the nine months ended September 30, 2014 as compared to income tax expense of $1,718 in the 2013 period. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at September 30, 2014 was necessary to fully offset the deferred tax assets based on the likelihood of future realization. A net deferred tax liability of approximately $14,922 was recorded on the acquisition of Highland for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities. As Highland will be included in the Company’s consolidated federal and certain combined state and local income tax returns, deferred federal and a portion of deferred state and local tax liabilities assumed in the acquisition are able to offset the reversal of the Company’s pre-existing deferred tax assets. Accordingly, the Company’s deferred tax valuation allowance has been reduced by $14,125 of the deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the period ended September 30, 2014. The income tax rates for the 2014 period did not bear a customary relationship to effective tax rates, primarily due to the reduction of the deferred tax valuation allowance, a tax provision related to amortization of goodwill for tax purposes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

Liquidity and Capital Resources

Approximately 35% and 25% of our total assets at September 30, 2014 and December 31, 2013, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp and Ladenburg is subject to a $250 minimum net capital requirement. At September 30, 2014, Securities America’s regulatory net capital was $8,516, Triad’s regulatory net capital was $3,558, Investacorp’s regulatory net capital was $4,364, and Ladenburg’s regulatory net capital was $46,928, which included the proceeds of a $25,000 temporary subordinated loan from us to Ladenburg. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At September 30, 2014, Premier Trust had stockholders’ equity of $1,301, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

On June 24, 2013, we entered into an Equity Distribution Agreement under which we sold an aggregate of 3,000,000 shares of our Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). On June 13, 2014, we entered into another Equity Distribution Agreement under which we may sell up to an aggregate of 3,000,000 shares of our Series A Preferred Stock from time to time in an “at the market” offering. During the nine months ended September 30, 2014, we sold 4,683,709 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $105,764, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $2,302.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either September 30, 2014 or December 31, 2013. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, sales of equity and debt securities, including possible sales under our “at the market” offering, and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the required dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of September 30, 2014.

Cash used in operating activities for the nine months ended September 30, 2014 was $60, which primarily consisted of our net income of $21,149 adjusted for non-cash expenses and increases in commissions and fees payable and securities sold, but not yet purchased and decreases in cash surrender value of life insurance, partially offset by increases in receivables from clearing brokers, securities owned at market value, other receivables, net, and decreases in accrued compensation, deferred compensation liability and accounts payable and accrued liabilities. Cash provided by operating activities for the nine months ended September 30, 2013 was $16,206, which primarily consisted of our net loss of $3,034 adjusted for non-cash expenses, decreases in receivables from other broker dealers, notes receivable from financial advisors, net and other assets, and increases in accrued compensation, commissions and fees payable and deferred compensation, partially offset by increases in securities owned at fair value, receivables from clearing brokers, other receivables, net and cash surrender value of life insurance and decreases in accrued interest and accounts payable and accrued liabilities.

Investing activities used $9,140 for the nine months ended September 30, 2014, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs and the acquisition of Highland. Investing activities used $4,856 for the nine months ended September 30, 2013, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs. The increase in the nine months ended September 30, 2014 as compared to the comparable 2013 period is primarily due to increased capitalization of software development costs arising from the development of a new technology platform for our independent brokerage and advisory business.

Financing activities provided $53,823 for the nine months ended September 30, 2014, primarily due to $103,462 from the issuance of the Series A Preferred Stock under our “at the market” offering, $2,252 from the issuance of common stock upon option exercises and under our employee stock purchase plan and borrowing under a term loan of $500, partially offset by $32,518 in payments relating to outstanding indebtedness, including a $21,834 repayment of indebtedness owed by certain of Highland’s subsidiaries pursuant to a credit agreement in connection with the Highland acquisition and a $10,000 loan repayment of outstanding notes related to the Securities America acquisition, payment of $11,783 of dividends on our Series A Preferred Stock and $8,090 of common stock repurchases. Financing activities provided $4,090 for the nine months ended September 30, 2013, primarily due to the issuance of the Series A Preferred Stock and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan and third party investment in a noncontrolling interest, partially offset by loan repayments of outstanding notes related to the Securities America acquisition, repayment of the outstanding balance on our revolving credit agreement, payment of dividends on our Series A Preferred Stock and common stock repurchases.

At September 30, 2014 we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $24,396 through 2019, exclusive of escalation charges. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $3,282 through February 2016. Should any of the sub tenants not pay their respective sublease payments or otherwise default under a sublease, our results of operations may be materially adversely affected.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through September 30, 2014 have been paid in cash. This loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 Loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

As of December 31, 2013, we had prepaid $110,850 of the November 2011 Loan with proceeds from the Series A Preferred Stock offerings. These prepayments included the installments of the notes that would have been due on December 31, 2014 and December 31, 2015. During the nine months ended September 30, 2014, we prepaid an additional $10,000 of the November 2011 Loan with proceeds of the Series A Preferred Stock offerings. At September 30, 2014, $39,850 remained outstanding under the November 2011 Loan.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and our president and chief executive officer and a director. At September 30, 2014, outstanding principal amounts loaned by Frost Nevada, Vector Group and our President and Chief Executive Officer were $33,477, $3,720 and $43, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

On November 4, 2011, National Financial Services LLC (“NFS”) provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018.

Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We will expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012, 2013 and 2014, resulting in the forgiveness of $2,143 aggregate principal amount of the loan in each period.

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

In connection with entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018.
Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2014 for the 2009 and 2011 forgivable loans. Accordingly, we will recognize income in the fourth quarter of 2014 of $3,929 and $839 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans will be reduced to an aggregate of $10,357. We recognized income in 2013 of $3,929 and $1,067, and in 2012 of $3,929 and $1,365 from the forgiveness of principal and interest, respectively.

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

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at September 30, 2014 was $263.

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. Approximately $7,000 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remain outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest that would otherwise have been payable through August 26, 2016, less any interest already paid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings. We used approximately $25,900 of cash to finance the Highland acquisition.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default.

We have agreed to pay an aggregate of approximately $45,000 upon consummation of our acquisition of SSN, consisting of a $25,000 cash payment to be paid on the date following the closing of the transaction (which is anticipated to occur in the fourth quarter of 2014) and $20,000 aggregate principal amount of secured promissory notes.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of September 30, 2014, 6,194,247 shares had been repurchased for $14,179 under the program, including 1,280,400 shares for $4,674 and 2,444,490 shares for $8,090 repurchased during the three and nine months ended September 30, 2014, respectively.

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

Please see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

We maintain inventories of trading securities. At September 30, 2014, the fair market value of our inventories was $5,858 in long positions and ($3,434) in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2014 will have a material adverse effect on our consolidated financial position or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the third quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2014	218,124	$3.60	218,124	2,368,029
August 1 to August 31, 2014	588,254	3.68	588,254	1,779,775
September 1 to September 30, 2014	474,022	3.63	474,022	1,305,753
Total	1,280,400	$3.65	1,280,400

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. As of September 30, 2014, 6,194,247 shares had been repurchased for $14,179 under the program.

Item 6. EXHIBITS

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of August 8, 2014 by and among Ladenburg Thalmann Financial Services Inc., KMS Financial Services, Inc. and the shareholders of KMS Financial Services, Inc. (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014).

2.2
Stock Purchase Agreement, dated as of September 21, 2014 by and among Ladenburg Thalmann Financial Services Inc., Securities Service Network, Inc., Renaissance Capital Corporation and the shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation (the schedules, exhibits and annexes to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules, exhibits and annexes to the U.S. Securities and Exchange Commission upon request.)*

4.1
Form of Non-Negotiable Promissory Note, dated as of October 15, 2014, issued to the former shareholders of KMS Financial Services, Inc. (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014).

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges, and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	November 10, 2014	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of August 8, 2014 by and among Ladenburg Thalmann Financial Services Inc., KMS Financial Services, Inc. and the shareholders of KMS Financial Services, Inc. (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014).

2.2
Stock Purchase Agreement, dated as of September 21, 2014 by and among Ladenburg Thalmann Financial Services Inc., Securities Service Network, Inc., Renaissance Capital Corporation and the shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation (the schedules, exhibits and annexes to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules, exhibits and annexes to the U.S. Securities and Exchange Commission upon request.)*

4.1
Form of Non-Negotiable Promissory Note, dated as of October 15, 2014, issued to the former shareholders of KMS Financial Services, Inc. (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014).

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges, and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith
** Furnished herewith