Form 10-K
period 2014-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2015-03-17
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________
Form 10-K
________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE MKT on that date) held by non-affiliates of the registrant was approximately $313,333,000.

As of March 9, 2015, there were 185,334,449 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

3

PART I

ITEM 1.  BUSINESS.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference.

General

We are a diversified financial services company engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Securities Service Network, Inc. (“SSN”), Investacorp, Inc. (collectively with related companies, “Investacorp”), KMS Financial Services, Inc. (“KMS”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”), Highland Capital Brokerage, Inc. (“Highland”), and Premier Trust, Inc. (“Premier Trust”). We acquired Highland and KMS in 2014 and we acquired SSN in 2015. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

Through our acquisitions of Securities America, Triad, SSN, Investacorp and KMS, we have established a leadership position in the independent broker-dealer industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 4,000 financial advisors located in 50 states, we have become one of the largest independent broker-dealer networks. We believe that we have the opportunity through acquisitions, recruiting and internal growth to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent broker-dealer business with Ladenburg’s traditional investment banking, capital markets, institutional sales and trading and related businesses.

Ladenburg’s traditional businesses are generally more volatile and subject to the cycles of the capital markets than our independent broker-dealer subsidiaries, but historically have enjoyed strong operating margins in good market conditions. Our goal has been to build sufficient scale in our independent brokerage business, with the accompanying more steady cash flows it can produce, so regardless of capital market conditions, we as a firm can generate significant operating cash flow to create value for our shareholders.

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

While we keep each firm separate, we seek to share intellectual capital and best practices among the firms. For instance, we offer Securities America’s industry recognized Next Level practice development tools to our other advisors. Similarly, the advisors in our independent brokerage and advisory services segment have other resources to enhance their practices, including access to Ladenburg’s proprietary research, investment banking and capital markets services, fixed income trading and syndicate products, Premier Trust’s trust services, Highland’s insurance solutions and LTAM’s wealth management solutions.

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

Each of Securities America, Triad, SSN, Investacorp, KMS and Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Highland is subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

We were incorporated under the laws of the State of Florida in February 1996.

Available Information

Our securities filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any amendments to those filings, are available, free of charge, on our Web site, www.ladenburg.com, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. We do not intend for information contained in our Web site, or those of our subsidiaries, to be a part of this annual report on Form 10-K. In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. We will provide to any person, without charge, a copy of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Ladenburg Thalmann Financial Services Inc., 4400 Biscayne Blvd., 12th Floor, Miami, FL 33137, Attn: Secretary. Our code of ethics is also available, free of charge, on our Web site. Any amendments to or waivers from a provision of this code of ethics will be posted on our Web site.

Caution Concerning Forward-Looking Statements and Risk Factors

This annual report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations or beliefs and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the views expressed in the forward-looking statements contained in this report due to changes in economic, business, competitive, strategic and/or regulatory factors, and other factors affecting the operation of our businesses. For more detailed information about these factors, and risk factors about our operations, see Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Special Note Regarding Forward-Looking Statements” below. You should note that forward-looking statements in this document speak only as of the date of this annual report on Form 10-K. We expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.

Business Segments

We have three operating segments: (i) the independent brokerage and advisory services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. Prior to our acquisition of Highland, we had two operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by our independent broker-dealer subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-

term care solutions to investment and insurance providers. See Note 9, "Segment Information," in the accompanying consolidated financial statements for information regarding revenue, pre-tax income (loss), EBITDA, as adjusted, identifiable assets, depreciation and amortization, interest, capital expenditures, and non-cash compensation for our three operating segments.

Independent Brokerage and Advisory Services Segment

Overview

Securities America, Triad, SSN, Investacorp and KMS are independent broker-dealers and registered investment advisors, whose independent contractor financial advisors offer securities brokerage and advisory services to their clients, which may include packaged products such as mutual funds, variable annuities and advisor managed accounts. Revenues generated by our independent brokerage and advisory services segment represented approximately 89%, 91% and 92% of our total revenues for 2014, 2013 and 2012, respectively.

We believe that the financial services industry is experiencing an increase in the percentage of retail client assets held at independent broker-dealers and registered investment advisors as the market share of retail assets declines at large national firms. New independent financial advisors require client and back office support services and access to technology and often affiliate with an independent broker-dealer. We expect this trend to continue and possibly accelerate in the future. Also, financial advisors at banks and credit unions often affiliate with independent broker-dealers. Securities America’s Financial Institutions Division delivers a diverse selection of investment and insurance products, detailed, hands-on professional development, and a fully integrated technology platform customized to meet the unique reporting needs of financial advisors located within banks and credit unions.

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

Each financial advisor is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities or advisory business in which he or she engages, and to register in the various states in which he or she has customers. Each of our independent broker-dealers is responsible for supervising all of its financial advisors wherever they are located. We can incur substantial liability from improper actions of any of these financial advisors. See Item 1.A - Risk Factors - Risks Relating to our Business.

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

•
Provide our advisors with a differentiated independent platform. We believe we have built a meaningfully differentiated platform by offering our independent financial advisors the unique and valued benefits of access to Ladenburg’s wealth management division, capital markets products, investment banking services, proprietary equity research and fixed income trading desk, Highland's insurance solutions and Premier Trust's trust services and planning capabilities.

•
Provide technological solutions to independent financial advisors and home-office employees.  We believe that it is imperative that our independent broker-dealers possess state-of-the-art technology so their employees and independent financial advisors can effectively transact, facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing our commitment to provide a highly capable technology platform to process business, we believe our independent broker-dealers can achieve economies of scale and potentially reduce the need to hire additional back-office personnel.

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

Premier Trust

Founded in 2001, Premier Trust is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with more than $873 million in assets under administration at December 31, 2014. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. Working in combination with a client’s legal and other professional advisors, Premier Trust’s professionals assist with every aspect of planning, including income and estate taxes, retirement, succession of the family business, transferring assets to future generations and asset protection.

Ladenburg Segment

Ladenburg is a full-service broker-dealer that provides investment banking, sales and trading and equity research to its corporate and institutional clients and high net-worth individuals.

Investment Banking Activities

Ladenburg's investment banking professionals provide corporate finance and strategic and financial advisory services to public and private companies, primarily those companies with market capitalizations below $500 million, which we refer to as middle-market companies. Ladenburg provides these middle-market companies with capital raising and strategic advisory services throughout their growth cycles. Ladenburg offers its clients a high level of attention from senior personnel and has designed its organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients. Ladenburg's 18 investment banking professionals serve clients nationwide and worldwide.

Corporate Finance

Ladenburg's corporate finance group provides capital origination services primarily to middle-market companies. Ladenburg's investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg's ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the capital markets are not consistently favorable, we expect that Ladenburg will participate in follow-on offerings, registered direct offerings, PIPEs and other private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the registered direct and PIPEs areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2014, we participated in 106 underwritten offerings that raised an aggregate of approximately $19.1 billion. In 2014, Ladenburg placed 8 registered direct and PIPE offerings, which raised an aggregate of approximately $214 million for clients in the healthcare, biotechnology, energy and other industries.

Ladenburg seeks to capitalize on its distribution network by focusing on yield-oriented equities, which have been attractive to both institutional and retail investors. The yield-oriented equity business has developed in recent years in response to the low interest rate environment.

Our bankers focus primarily on three specific areas: mortgage and equity real estate investment trusts (REITs), business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg has become a leader in syndicating these products to institutional investors as well as other retail and independent firms. Since 2012, Ladenburg has participated as a manager in 206 offerings of these products, which raised over $35.4 billion.

Similarly, Ladenburg also has dedicated investment bankers focused on healthcare and biotechnology companies, as well as the energy, utilities and technology sectors. From 2012 through 2014, Ladenburg participated as a manager in 69 offerings, which raised over $2.6 billion in the healthcare and biotechnology sectors.

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

Research Services

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department provides research coverage on approximately 239 companies and closed-end funds, specializing in small- to mid-cap companies in the power and electric utilities, energy exploration and production, sustainable infrastructure, biotechnology, personalized medicine, medical devices, specialty pharmaceutical, healthcare services, medical technology and internet and software services industries; MLPs, BDCs and mortgage and equity REITs; and other companies on a special situations basis. Ladenburg’s research coverage may expand to additional sectors in the future. Ladenburg provides its research on a fee basis to certain institutional accounts and makes it available to the financial advisors at all of our broker-dealer subsidiaries.

Our research department:

•	reviews and analyzes general market conditions and industry groups;

•	issues written reports on companies;

•	furnishes information to retail and institutional customers; and

•	responds to inquiries from customers and account executives.
Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor offering various asset management products utilized by Ladenburg clients, as well as clients of our independent broker-dealers' financial advisors. LTAM serves as our internal wealth management group and plays an important role in supporting the growth of the advisory businesses at our independent firms. At December 31, 2014, LTAM had approximately $2.0 billion of assets under management and more than 15,000 client accounts.

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

Alternative Strategies Fund

LTAM has created a closed-end interval fund, the Alternative Strategies Fund, that includes alternative investment products and allows clients to access these investments with low minimums and without having to be accredited investors. LTAM’s mutual fund is comprised of a portfolio of alternative investments in more than ten asset classes, including, among others, REITs, MLPs, and BDCs.

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

Third-Party Advisory Services

Together with its affiliates, LTAM may also provide advisory services, ranging from proprietary investment solutions to access to professional money managers for the clients of the registered investment advisors of our broker-dealer subsidiaries.

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

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our broker-dealer subsidiaries do not hold funds or securities for their customers. Instead, each of Ladenburg, Triad and Investacorp use the services of National Financial Services LLC (“NFS”), a Fidelity Investments® company, as its clearing agent on a fully disclosed basis. Each of Securities America and SSN use the services of NFS and Pershing LLC, a subsidiary of the Bank of New York Mellon Corporation, as its clearing agent on a fully disclosed basis. KMS uses the services of Pershing as its clearing agent on a fully disclosed basis. The clearing agents process all securities transactions and maintain customer accounts on a fee basis. SIPC coverage protects client accounts up to $500,000 per customer, including up to $250,000 for cash. Each of NFS and Pershing also maintains excess securities bonds, “Excess SIPC”, providing additional protection. Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for the brokerage activities of our broker-dealer subsidiaries. The clearing agent also lends funds to customers of our broker-dealer subsidiaries through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify each clearing agent for losses it may incur on these credit arrangements.

Insurance Brokerage Segment

Highland operates through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. Highland provides its partners with access to major insurance carriers, advanced planning support, expertise in risk underwriting, back office processing and point of sale support, if needed. Highland generally receives allowances paid by the insurance carrier for facilitating the placement of the product. The amount of the allowance is a percentage of the product premium. Revenue tends to be concentrated in the year that the policy is originated. Historically, revenue in the wholesale life brokerage business is weighted towards the fourth quarter as clients finalize tax-planning decisions at year end. For the year ended December 31, 2014, Highland, which we acquired on July 31, 2014, accounted for 3% of our total revenue.

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

A growing number of brokerage firms offer online trading which has further intensified the competition for retail brokerage customers. Our broker-dealer subsidiaries currently do not offer any online trading services to their customers, although they offer online account access so their customers can review their account balances and activity.

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

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Each of Securities America, Triad, SSN, Investacorp, KMS and Ladenburg is a registered broker-dealer with the SEC. Each such firm is licensed to conduct activities as a broker-dealer in all 50 states. Ladenburg is a member firm of the NYSE.

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

Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Highland is subject to regulation by various regulatory bodies, including state attorneys general and insurance departments.

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

Net Capital Requirements

Approximately 29% of our total assets at December 31, 2014 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

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

Each of Securities America, Triad, Investacorp and Ladenburg has elected to compute its net capital under the alternative method allowed by the Net Capital Rule and at December 31, 2014, each had a $250,000 minimum net capital requirement (except for Ladenburg which had a minimum net capital requirement of $253,000, as calculated under 15c3-1(a)(4), minimum capital requirement for market makers). At December 31, 2014, Securities America had regulatory net capital of $5,396,000, Triad had regulatory net capital of $6,025,000, Investacorp had regulatory net capital of $5,176,000 and Ladenburg had regulatory net capital of $20,506,000.

KMS has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at December 31, 2014, it had net capital of $3,075,000, which was $2,516,000 in excess of its required net capital of $559,000, and had a net capital ratio of 2.7 to 1.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at December 31, 2014, it had net capital of $3,878,000, which was $3,559,000 in excess of its required net capital of $319,000, and had a net capital ratio of 1.2 to 1.

Securities America, Triad, SSN, Investacorp, KMS and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 (generally relating to the physical possession and control of securities) pursuant to paragraph (k)(2)(ii) of such rule as they clear their customer transactions through a clearing broker on a fully disclosed basis. KMS also claims an exemption from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(i) of such rule as they maintain a special bank account for the exclusive benefit of their customers.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholder’s equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2014, Premier Trust had stockholder’s equity of approximately $1,366,000, including at least $250,000 in cash.

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

In the past, Ladenburg has entered into, and from time to time in the future may enter into, temporary subordinated loan arrangements to borrow funds on a short-term basis from our shareholders or clearing brokers to supplement the capital of our broker-dealers to allow them to facilitate underwriting transactions.

Financial Information about Geographic Areas

We are domiciled in the United States and substantially all of our revenue is attributed to activities in the United States. All of our long-lived assets are located in the United States.

Personnel

At December 31, 2014, we had 1,109 full-time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Maintaining our reputation is critical to our ability to attract and retain financial advisors, clients and employees, and our failure, or perceived failure, to appropriately operate our business or deal with matters that give rise to reputational risk may materially and adversely harm our business, prospects and results of operations. Those matters giving rise to reputational risk include the risks discussed in this Item 1A, as well as appropriately dealing with legal and regulatory requirements, anti money-laundering practices, privacy, record keeping, and sales and trading practices, as well as our proper identification of the legal, reputational, credit, liquidity, and market risks inherent in financial products. Also, our inability to sell securities that we have underwritten on expected terms, including anticipated prices, could result in reputational damage that results in our loss of investment banking business, which would adversely impact our Ladenburg segment. Our failure to deliver appropriate standards of service and quality, or our failure or perceived failure to treat clients fairly, could result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may be detrimental to our business.

Changing conditions in financial markets and the economy could adversely affect our financial condition and results of operations.

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

We have incurred, and may again incur, significant losses.

We achieved profitability in 2014. We cannot assure you that we will sustain our profitability or have positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2015, if we are unable to sustain our profitability, it would have a material adverse effect on our business and results of operations.

We have a significant amount of debt, which limits cash flow available for operations and may impair our ability to obtain additional financing.

Our total debt, as of December 31, 2014, was approximately $56 million. Our substantial amount of indebtedness:

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

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance. Also, there can be no assurance that we will satisfy the requirements for forgiveness of our forgivable loans from our principal clearing firm. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. As a result, we may not be able to generate sufficient cash flow, and future sales of equity or debt securities in public or private transactions may not be available to provide sufficient net proceeds to meet these obligations, which would have a material adverse effect on our business, profitability and results of operations.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations, including payment of dividends on our Series A Preferred Stock.

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

From time to time, financial advisors and individuals we employ choose to leave our company to pursue other opportunities. We have experienced losses of financial advisors and trading and investment banking professionals in the past, and competition for key personnel remains intense. We cannot assure you that the loss of financial advisors and key personnel will not occur in the future. We expend significant resources in recruiting, training and retaining our financial advisors. The loss of a key financial advisor, trading or investment banking professional, or broker-dealer executive, particularly a senior banking professional or executive with significant industry contacts, or the failure to recruit productive financial advisors could materially and adversely affect our results of operations.

Also, difficultly in recruiting young advisors, due to the low number of persons entering our industry, combined with the high average age of our existing financial advisors, may adversely impact our ability to retain client assets and our financial results.

Misconduct by our employees and independent financial advisors, who operate in a decentralized environment, is difficult to detect and deter and could harm our business, reputation, results of operations or financial condition.

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

Our success is dependent in large part upon the services of our senior executives and employees, including the management of our broker-dealer subsidiaries. We generally do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. If our senior executives or employees terminate their employment with us and we are unable to find suitable replacements in relatively short periods of time, our business and results of operations may be materially and adversely affected.

Systems failures could significantly disrupt our business and subject us to losses, litigation and regulatory actions.

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

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention and fines or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. Also, our clearing brokers provide our principal disaster recovery system. We also are implementing new technology platforms and failures in connection with such implementation may cause disruption to our operations, which could result in liability and reputational damage. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, cyber attacks, unauthorized access, viruses, human error, terrorism, or otherwise, or that our or our clearing brokers' back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

Our operational systems and networks have been, and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.

The secure transmission of confidential information over public networks is a critical element of our operations. A portion of our business is conducted through the Internet, mobile devices and our internal computer systems. We rely on technology to provide the security necessary to effect secure transmission of confidential information over the Internet. Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of our advisors and their clients, and to the protection of our proprietary information and client information. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data. The failure of our advisors and employees to comply with such policies and procedures could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. The increased use of mobile and cloud technologies can heighten these and other operational risks. Also, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could wrongfully use our confidential information or the confidential information of our advisors' clients, or cause interruptions or malfunctions in our operations and we may not be able to detect such breaches for an extended period of time. During such time, we may not know the extent of the harm or how best to remediate it and certain errors or actions may be repeated or compounded before they are discovered and rectified, all or any of which would further increase the costs and consequences of a cyber attack.

To date, we have not experienced any material breaches of, or interference with, our systems and networks; however, we routinely encounter and address such threats.

Our experiences with cybersecurity and technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins and unauthorized payment requests. Any such breaches or interference by third parties or by our advisors or employees that may occur in the future and the failure of our controls and procedures to detect or prevent such breaches or interference could have a material adverse impact on our business, financial condition or results of operations.

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

Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions, unauthorized access to, or the disclosure or loss of, our own, our advisors’ or their clients’ or counterparties’ confidential or other information. This in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, incurrence of costs to eliminate or mitigate further exposure, loss of advisors or client assets or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. Also, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks and the adoption and maintenance of appropriate security measures. We also may be subject to litigation and regulatory sanctions. We could also suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

An inability to collect sublease payments by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations.

Ladenburg has subleased office space at 590 Madison Avenue, New York, New York to three unrelated subtenants, some of whom are engaged in the financial services industry. The subleases provide for sublease payments to Ladenburg of approximately $2 million through June 2015. If Ladenburg is unable to collect such sublease payments, our results of operations may be materially adversely affected. For additional information regarding these subleases, see Note 13 to our consolidated financial statements included in this report.

We rely on two clearing brokers and the termination of our clearing agreements could disrupt our business.

Each of Triad, Investacorp, KMS and Ladenburg uses one clearing broker to process securities transactions and maintain customer accounts on a fee basis. Securities America and SSN use two clearing brokers to perform the same functions. Each clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. Each of our broker-dealer subsidiaries depends on the operational capacity and ability of its clearing broker for the orderly processing of transactions. By engaging the processing services of a clearing firm, each of our broker-dealer subsidiaries is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If these clearing agreements were terminated for any reason, we would be forced to find alternative clearing arrangements. We cannot assure you that we would be able to find alternative clearing arrangements on acceptable terms to us or at all. Also, the loss of a clearing firm could hamper the ability of our independent broker-dealers to recruit and retain their respective independent financial advisors.

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

The results of operations of our independent broker-dealer subsidiaries depend on their level of assets under management and client assets. Assets under management balances are impacted by both the flow of client assets in and out of accounts and changes in market values. Poor investment performance by financial products and financial advisors could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors. A reduction in client assets or assets under management may cause our revenues to decline.

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

Significant interest rate changes and the termination of our cash sweep agreement could affect our profitability and financial condition.

Our revenues are exposed to interest rate risk primarily from changes in fees payable to us from banks participating in cash sweep programs, which are based on prevailing interest rates. Our revenues from our sweep program are negatively impacted by periods of low interest rates. If our contracts with participants in cash sweep programs are terminated, we may not be able to obtain contracts on similar terms, which would decrease our revenue and profitability. Also, decreases in interest rates or clients moving assets out of our cash sweep programs would decrease our revenue and profitability. We may also be limited in the amount we can reduce interest rates payable to clients in cash sweep programs and still offer a competitive return. A sustained low interest rate environment may negatively impact our ability to negotiate contracts on comparable terms.

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

The financial services industry is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors also have greater name recognition and a larger base of financial advisors and clients. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive marketing activities, offer more attractive terms to clients and financial advisors, and adopt more aggressive pricing policies. We may not be able to compete effectively with current or future competitors and competitive pressures faced by us may harm our business and may adversely affect our revenues and results of operations.

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

Each of Securities America, Triad, SSN, Investacorp, KMS and Ladenburg is a registered broker-dealer with the SEC and FINRA. Highland is subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

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

If we are found to have violated any applicable regulation, formal administrative or judicial proceedings may be initiated against us that may result in:

•	censure;

•	fine;

•	civil penalties, including treble damages in the case of insider trading violations;

•	the issuance of cease-and-desist orders;

•	the termination or suspension of our broker-dealer activities;

•	the suspension or disqualification of our officers, employees or financial advisors; or

•	other adverse consequences.

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
FINRA has identified rollovers of client assets from group retirement plans to individual retirement accounts (IRAs) as an area of increased scrutiny.

FINRA has announced that its periodic regulatory examinations of broker-dealers will focus on this area, including compliance with regulations regarding suitability, conflicts of interest, disclosures to clients and supervision. This enhanced regulatory focus may discourage rollovers of assets into IRAs, which would negatively impact our results of operations.
Also, with respect to direct investment programs, FINRA has amended its rules, effective as of April 2016, that govern disclosure of a per share estimated value of a direct investment program security. The new rules provide different methodologies for calculating and reporting such per share estimated values and require enhanced disclosure to investors. These new rules could adversely impact direct investment programs if investors or financial advisors react negatively to the new disclosure regime, and such an adverse impact may harm our results of operations.
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

Each of Securities America, Triad, SSN, Investacorp and KMS classifies its financial advisors as independent contractors for all purposes, including employment tax and employee benefit purposes. We cannot assure you that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of these broker-dealers' financial advisors. The costs associated with potential changes, if any, to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition.

Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators.

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. Also, Securities America is subject to the net capital requirements of CFTC Regulation 1.17. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2014, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier Trust exceeded its minimum stockholder's equity requirement. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid inflation of the broker-dealer’s net capital. The Net Capital Rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the Net Capital Rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC or the CFTC, as applicable, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. During the fourth quarter of 2009, Triad had a short-term net-capital deficiency and in March 2014 entered into a settlement with FINRA under which Triad agreed to a fine and censure.

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

The trading price of our common stock, as reported by the NYSE MKT, has ranged from a low of $2.32 to a high of $4.50 per share for the 52 week period ended December 31, 2014. The trading price of our Series A Preferred Stock, as reported by the NYSE MKT, has ranged from a low of $20.62 to a high of $25.44 per share during 2014. We expect that the market price of our common stock and Series A Preferred Stock will continue to fluctuate significantly.

The market price of our stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

•	variations in quarterly operating results;

•	general economic and business conditions, including conditions in the securities brokerage and investment banking markets;

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

•	trading prices of similar securities;

•	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

•	our announcements of significant contracts, milestones or acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital;

•	additions or departures of key personnel;

•	the initiation or outcome of litigation or arbitration proceedings;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	legislation or regulatory policies, practices or actions;

•	changes in financial estimates by securities analysts; and

•	fluctuations in stock market price and volume.

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

At March 1, 2015 our named executive officers, directors and their affiliates, beneficially owned approximately 53.02% of our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

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

Research analysts publish their own quarterly projections regarding our operating results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts’ projections. Similarly, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.

Possible additional share issuances may cause significant dilution.

At December 31, 2014, we had outstanding 184,968,487 shares of common stock, options and warrants to purchase a total of 56,462,532 shares of common stock and 11,096,231 shares of our Series A Preferred Stock. We are authorized to issue up to 800,000,000 shares of common stock and 25,000,000 shares of preferred stock and are able to issue a significant number of additional shares without obtaining shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may be significantly diluted, which means that they would own a smaller percentage of our company.

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

Under Florida law, we may not make any distribution to our shareholders, including holders of the Series A Preferred Stock, if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferred rights are superior to those receiving the distribution. Our ability to pay cash dividends on the Series A Preferred Stock will require us to have positive net assets (total assets less total liabilities) over our capital and to be able to pay our debts as they become due in the usual course of business. Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this report were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock, to pay our indebtedness or to fund our other liquidity needs.

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

Upon the occurrence of a Change of Control, each holder of the Series A Preferred Stock has the right (subject to our election to redeem the Series A Preferred Stock in whole or in part prior to the date the Series A Preferred Stock is to be converted) to convert some or all of such holder’s Series A Preferred Stock into shares of our common stock (or under specified circumstances, certain alternative consideration).

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
Ladenburg’s principal executive offices are located at 570 Lexington Avenue, 11th floor, New York, New York 10022, where it subleases approximately 38,000 square feet of office space under a lease that expires in April 2017. Ladenburg previously occupied office space at 520 Madison Avenue, New York, New York; Ladenburg entered into an agreement to terminate that sublease effective in December 2013. Ladenburg previously occupied office space at 590 Madison Avenue, New York, New York and has subleased all of this space to three unrelated parties on various terms providing for sublease payments to Ladenburg of approximately $2 million with respect to 2015. The lease, under which Ladenburg is still obligated as the main lessor, expires in June 2015. See Item 1A. “Risk Factors - A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows and results of operations” above. Ladenburg also operates branch offices in leased office space. Such branch offices are located in Miami, Naples and Boca Raton, Florida, Princeton, New Jersey, Boston, Massachusetts, Houston, Texas, Calabasas, California, Melville, New York and New York, New York.
Our independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise. Information regarding the principal executive offices used in our independent brokerage and advisory services segment is listed below:

Subsidiary	Location	Approximate Square Footage	Lease Expiration Date
Securities America	La Vista, NE	80,000	January 2018
Triad	Norcross, GA	21,835	February 2025
SSN	Knoxville, TN	15,000	March 2020
Investacorp	Miami, FL	11,475	September 2015 (1)
KMS	Seattle, WA	8,575	September 2024
Premier Trust	Las Vegas, NV	14,450	September 2019

(1)	The lessor is Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder.

Highland's principal executive offices are located in Birmingham, AL, where it leases approximately 13,935 square feet under a lease that expires in March 2021.

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

Our common stock trades on the NYSE MKT under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2014		2013
Period	High	Low	High	Low
First Quarter	$3.25	$2.32	$1.72	$1.20
Second Quarter	3.18	2.57	1.74	1.36
Third Quarter	4.34	3.10	2.02	1.61
Fourth Quarter	4.50	3.29	3.54	1.68

Our Series A Preferred Stock trades on the NYSE MKT under the symbol “LTS PrA.”

Holders

At March 9, 2015, there were approximately 3,334 record holders of our common stock.

Common Stock Dividends

We have never paid or declared any dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of future dividends, if any, will be at our board of directors’ discretion after taking into account our financial condition, operating results, anticipated cash needs and any other factors that our board of directors may deem relevant. The net capital requirements imposed on our broker-dealer subsidiaries by the SEC, the obligation to pay dividends on our outstanding preferred stock and covenants contained in our outstanding debt agreements also restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2014	—	—	—	11,305,753
November 1 to November 30, 2014	87,409	$3.59	87,409	11,218,344
December 1 to December 31, 2014	314,496	3.60	314,496	10,903,848
Total	401,905	$3.60	401,905

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board amended this repurchase program to permit the purchase of up to an additional 10,000,000 shares.

As of December 31, 2014, 6,596,152 shares have been repurchased for $15,624 under the program. On August 15, 2013, we purchased 3,000,000 shares of our common stock at a price of $1.67 per share in a privately-negotiated transaction, which was not made pursuant to a stock repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2014		2013	2012	2011		2010
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$921,253	(a)	$793,116	$650,111	$273,600	(b)	$194,526
Total expenses	911,259		790,591	672,114	285,902		204,616
Income (loss) before item shown below	9,994		2,525	(22,003)	(12,302)		(10,090)
Change in fair value of contingent consideration	12		(121)	7,111	—		—
Income (loss) before income taxes	10,006		2,404	(14,892)	(12,302)		(10,090)
Net income (loss)	33,352		(522)	(16,354)	3,893		(10,951)
Per common and equivalent share:
Income (loss) per common share - basic	$0.09		$(0.04)	$(0.09)	$0.02		$(0.06)
Income (loss) per common share - diluted	$0.08		$(0.04)	$(0.09)	$0.02		$(0.06)
Basic weighted average common shares	182,768,494		182,295,476	183,572,582	183,023,590		175,698,489
Diluted weighted average common shares	206,512,437		182,295,476	183,572,582	189,014,028		175,698,489
Balance Sheet Data:
Total assets	$510,758		$360,820	$338,129	$347,145		$101,825
Total liabilities	174,287		167,407	286,908	283,702		54,906
Shareholders’ equity	336,460		193,361	51,221	63,443		46,919
Other Data:
Book value per common share	$1.82		$1.06	$0.28	$0.34		$0.26

(a)
Includes $26,164 of revenue from Highland (acquired July 31, 2014) and $19,840 of revenue from KMS (acquired October 15, 2014). See Note 3 to our consolidated financial statements included in this report.

(b)	Includes $57,090 of revenue from Securities America (acquired November 4, 2011). See Note 3 to our consolidated financial statements included in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except share and per share amounts)

Overview

We are a diversified financial services company engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services through our principal subsidiaries, Securities America, Triad, SSN, Investacorp, KMS, Ladenburg, LTAM, Highland and Premier Trust. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

We have three operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by our independent broker-dealer subsidiaries to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers.

Acquisition Strategy

We continue to explore opportunities to grow our businesses, including through possible acquisitions of other financial services firms, both domestically and internationally. These acquisitions may involve payments of material amounts of cash, the incurrence of material amounts of debt, which would increase our leverage, or the issuance of significant amounts of our equity securities, which may be dilutive to our existing shareholders. We cannot assure you that we will be able to complete any such possible acquisitions on acceptable terms or at all or, if we do, that any acquired business will be profitable. We also may not be able to successfully integrate acquired businesses into our existing business and operations.

Recent Developments

Securities Service Network, Inc. Acquisition

On January 2, 2015, we acquired all of the issued and outstanding capital stock of SSN and Renaissance Capital Corporation (“RCC”). SSN is a leading independent broker-dealer, registered investment advisor and insurance agency based in Knoxville, TN. At the closing of the acquisition, we paid approximately $45,000, consisting of $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The promissory notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement.

Preferred Stock Offerings

During the year ended December 31, 2014, we sold 4,906,734 shares of Series A Preferred Stock pursuant to "at the market” programs, which provided net proceeds of $108,617. From January 1, 2015 through March 12, 2015, we sold 2,601,898 shares of Series A Preferred Stock pursuant to “at the market” programs, which provided net proceeds of $61,241.

Stock Repurchases

During 2014, we repurchased an aggregate of 2,846,395 shares of our common stock for $9,535. In November 2014, our board of directors approved an amendment to our stock repurchase program to permit the repurchase of an additional 10,000,000 shares of common stock. As of March 12, 2015, we have the authority to repurchase an additional 10,654,193 shares.

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
Each of our broker-dealer subsidiaries introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for our broker-dealer subsidiaries' proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $47, $148 and $8 for the years ended December 31, 2014, 2013 and 2012, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities.

In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $359 at December 31, 2014 and $3,291 at December 31, 2013 for potential losses. See Note 13 to our consolidated financial statements included in this report. However, in the past we have been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

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

Valuation of Deferred Tax Assets.  We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax amounts as of December 31, 2014, which consist principally of the tax benefit of net operating loss carryforwards, compensation charges related to equity instruments, deferred compensation liabilities and intangible assets, amounted to $3,216. After consideration of all the evidence, both positive and negative, especially the fact that we realized pre-tax income for  the fiscal years ended in 2013 and 2014, we have determined that it was more likely than not that deferred tax assets would be realized. At December 31, 2014, we had consolidated net operating loss carryforwards of approximately $62,000 for federal income tax purposes, expiring in various years from 2021 through 2032.

Stock-Based Compensation.  Our stock based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. The accounting guidance requires an entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options and restricted stock, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options. Compensation expense for share-based awards granted to independent contractors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date.

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

Goodwill.  Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step quantitative impairment test. The annual impairment tests performed at December 31, 2014 and 2013 based on quantitative and qualitative assessments did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill.

Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad, Premier Trust, Securities America, Highland (since July 31, 2014), KMS (since October 15, 2014) and our other wholly-owned subsidiaries, other than SSN, which was acquired after December 31, 2014.

The following table includes a reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company as reported:

	Year Ended December 31,
	2014	2013		2012
Total revenues	$921,253	$793,116		$650,111
Total expenses	911,259	790,591		672,114
Income (loss) before income taxes	10,006	2,404		(14,892)
Net income (loss)	33,352	(522)		(16,354)
Reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company:
EBITDA, as adjusted	$61,178	$57,203	*	$35,828	*
Add:
Interest income	245	194		185
Change in fair value of contingent consideration	12	(121)		7,111
Less:
Loss on extinguishment of debt	(548)	(4,547)		—
Interest expense	(6,990)	(15,438)		(24,541)
Income tax benefit (expense)	23,346	(2,926)		(1,462)
Depreciation and amortization	(18,397)	(15,315)		(16,061)
Non-cash compensation expense	(10,541)	(6,766)		(4,744)
Acquisition-related expense	(2,342)	—		—
Amortization of retention and forgivable loans	(11,041)	(11,544)		(11,664)
Financial advisor acquisition expense	(1,489)	(1,194)		(1,006)
Net income (loss) attributable to the Company	$33,433	$(454)		$(16,354)

* Includes increases of $5,578 in 2013 and $5,324 in 2012 related to amortization of forgivable loans and financial advisor acquisition expenses to conform to the 2014 presentation.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense and financial advisor acquisition expense, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention and forgivable loans and financial advisor acquisition expenses, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income before income taxes, net income and cash flows from operating activities.

We have three operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by our independent broker-dealer subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers.

	Independent Brokerage and Advisory Services (5)		Ladenburg		Insurance Brokerage (7)	Corporate		Total
2014
Revenues	$816,581		$73,298		$26,164	$5,210		$921,253
Income (loss) before income taxes	10,520		14,846		(841)	(14,519)	(3)	10,006
EBITDA, as adjusted (6)	50,596		16,174		2,315	(7,907)		61,178

2013
Revenues	$723,246	(1)	$69,603	(1)	—	$267	(2)	$793,116
Income (loss) before income taxes	4,850		11,689		—	(14,135)	(3)	2,404
EBITDA, as adjusted (6)	52,549		13,188	(4)	—	(8,534)	(4)	57,203

2012
Revenues	$598,851		$45,701		$—	$5,559		$650,111
Income (loss) before income taxes	(6,087)		65		—	(8,870)	(3)	(14,892)
EBITDA, as adjusted (6)	35,890		1,829		—	(1,891)		35,828

(1)
Includes brokerage commissions of $4,240 and $908 in the Ladenburg and Independent brokerage and advisory services segments, respectively, related to the sale of our Series A Preferred Stock (eliminated in consolidation).

(2)	Includes the elimination of $5,148 of revenue referred to in footnote (1).

(3)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(4)
Includes the elimination of $2,545, consisting of $5,148 of revenue, net of employee brokerage commission expenses of $2,603 charged to additional paid-in capital related to sale of our Series A Preferred Stock.

(5)	Includes KMS from October 15, 2014.

(6)	See Note 19 to our consolidated financial statements for a reconciliation of EBITDA, as adjusted to income (loss) before income taxes.

(7)	Includes Highland from July 31, 2014.

Year ended December 31, 2014 compared to year ended December 31, 2013

For the fiscal year ended December 31, 2014, we had net income attributable to the company of $33,433 as compared to a net loss attributable to the company of $454 for the fiscal year ended December 31, 2013. The change was driven by a 16% increase in revenues in 2014, which was partially offset by a 15% increase in expenses, including acquisition-related expense of $2,342, and a $23,346 income tax benefit primarily resulting from the Highland and KMS acquisitions. Interest expense decreased by $8,448 in 2014 and loss on extinguishment of debt decreased by $3,999 primarily due to repayment of indebtedness in 2013. 2014 results included $6,990 of interest expense, $18,397 of depreciation and amortization expense and $10,541 of non-cash compensation expense, as compared to $15,438 of interest expense, $15,315 of depreciation and amortization expense and $6,766 of non-cash compensation expense in 2013.

Our 2014 total revenues increased by $128,137 (16%) from 2013, in part due to the addition of $26,164 and $19,840 in revenues from Highland and KMS, respectively. 2014 total revenues (including Highland and KMS since their dates of acquisition) included increases in advisory fees of $69,194, commissions of $51,320, investment banking revenue of $5,007 and service fees and other income of $3,949, partially offset by decreases in principal transactions of $729 and interest and dividends of $604. Revenues increased in each of our operating segments. Our independent brokerage and advisory services segment revenues increased $93,335 (13%) from 2013, primarily due to improved market conditions, successful recruitment of additional advisors, increased advisory assets under management and the addition of KMS. Our Ladenburg segment revenues increased $3,695 (5%) from 2013 also due to improved market conditions and an increase in institutional sales personnel.

Our 2014 total expenses increased by $120,668 (15%) from 2013, in part due to the addition of $27,005 and $19,294 from Highland and KMS, respectively. 2014 total expenses (including Highland and KMS since their dates of acquisition) also increased as a result of an increase in commissions and fees expense of $88,557, compensation and benefits expense of $24,885, brokerage, communication and clearance fees expense of $6,286, depreciation and amortization expense of $3,082, acquisition-related expense of $2,342, professional services expense of $1,878, other expenses of $2,062 and rent and occupancy expense, net of sublease revenue of $751, which were partially offset by decreases in interest expense of $8,448 and in loss on extinguishment of debt of $3,999 due to the prepayment of indebtedness in 2013 and 2014.

The $51,320 (13%) increase in commissions revenue for 2014 as compared to 2013 was primarily attributable to the acquisitions of Highland and KMS, which added $25,622 and $9,124, respectively, in commissions revenue during 2014. Our independent brokerage and advisory services segment experienced an increase in commissions revenue of $25,188 (7%) in 2014. This increase resulted primarily from increased mutual fund and variable annuity sales during 2014, partially offset by lower sales of alternative investment products. Ladenburg segment commissions revenue also increased $510 (3%) in 2014 from 2013.

The $69,194 (25%) increase in advisory fees revenue in 2014 as compared to 2013 was primarily due to an increase in advisory fee revenue in our independent brokerage and advisory services segment of $67,188 (25%), which includes $10,046 in advisory fees revenue from the addition of KMS. Average advisory assets under management on a consolidated basis increased by 9% at December 31, 2014 as compared to December 31, 2013. Advisory revenue for a particular period is primarily affected by the level of advisory assets and market fluctuations. For 2014, we experienced an increase in net new advisory assets resulting from strong new business development, improved market conditions and the KMS acquisition. Assuming continued favorable market conditions, we expect asset management revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $5,007 (12%) increase in investment banking revenue for 2014 as compared to 2013 was primarily due to an increase in capital raising activities. Capital raising revenue increased $5,662 (14%), while strategic advisory services revenue decreased $655 (33%) in 2014. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $45,692 for 2014 as compared to $40,030 for 2013, primarily due to an increase in capital raising activities for healthcare and biotechnology companies and offerings of yield-oriented equities. Strategic advisory services revenue was $1,306 for 2014 as compared to $1,961 for 2013.

The $729 (27%) decrease in principal transactions revenue in 2014 as compared to 2013 was primarily attributable to our Ladenburg segment, which had a decrease of $434 (17%) due to a decline in the value of the firm's investments.

The $604 (9%) decrease in interest and dividends revenue for 2014 as compared to 2013 was primarily due to lower revenue from our cash sweep program. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. We received enhanced revenue during 2014 and 2013 under our cash sweep program. These benefits expired in the fourth quarter of 2014. We expect to implement a new cash sweep program in the second quarter of

2015 that will apply initially to cash balances at four of our broker-dealer subsidiaries. We expect that interest and dividends revenue will decrease in the first quarter of 2015 due to the expiration of our prior program under which we received enhanced revenue. See "Item 1A. - Significant interest rate changes and the termination of our cash sweep agreement could affect our profitability and financial condition."

The $3,949 (5%) increase in service fees and other income in 2014 as compared to 2013 was primarily attributable to increases at our independent brokerage and advisory services segment in miscellaneous trading services revenue of $2,596, trading-related fees of $1,207 and conference revenue of $221, offset by a decrease in sponsor revenues of $335 associated with lower sales of alternative investment products. Highland and KMS service fees and other income in 2014 was $543 and $667, respectively.

The $88,557 (15%) increase in commissions and fees expense for 2014 as compared to 2013 was directly correlated to the increase in commissions and advisory fees revenue in our independent brokerage and advisory services segment and the increase in commissions revenue in our insurance brokerage segment. Commissions and fees expense in our independent brokerage and advisory services and insurance brokerage segments comprises compensation payments earned. These payments are calculated based on a percentage of revenues generated and vary by product. Accordingly, when sales increase, both our revenues and expenses increase as we pay additional compensation based on the revenue produced. The addition of Highland and KMS in 2014 increased commissions and fees expense by $6,099 and $17,509, respectively.

The $24,885 (26%) increase in compensation and benefits expense for 2014 as compared to 2013 was primarily attributable to the addition of $13,389 in compensation and benefits expense from Highland, and an increase of $6,982 in the independent brokerage and advisory services segment due to new technology and operations personnel and the addition of KMS. Our corporate and Ladenburg segments had increases in compensation expense of $3,300 and $1,304, respectively, as a result of increased revenues and profitability.

The $3,775 (56%) increase in non-cash compensation expense for 2014 as compared to 2013 was primarily attributable to an increase of $3,062 relating to stock option grants to Securities America financial advisors in connection with the 2011 acquisition. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants contributed to the increase in our non-cash compensation expense.

The $6,286 (54%) increase in brokerage, communication and clearance fees expense for 2014 as compared to 2013 was primarily due to an increase of $5,478 in our independent brokerage and advisory services segment. Clearance fee expense in 2013 was reduced by clearance expense credits of $4,204 provided by our primary clearing firm. These clearance expense credits expired in the fourth quarter of 2013. As a result, we expect brokerage, communication and clearance fees expense to increase in future periods as compared to 2013 levels. Also, our Ladenburg segment incurred increases of $459 due to the addition of institutional salespersons and increased transaction volume. Highland added additional expense of $329 during 2014.

The $751 (12%) increase in rent and occupancy, net of sublease revenue for 2014 as compared to 2013 was primarily attributable to $761 from the addition of Highland and an increase of $78 in our independent brokerage and advisory services segment, partially offset by a decrease of $109 in the Ladenburg segment due the relocation of Ladenburg's New York office. We expect rent and occupancy, net of sublease revenue to increase in 2015 from 2014 levels due to the addition of Highland, KMS and SSN.

The $1,878 (20%) increase in professional services expense for 2014 as compared to 2013 was primarily attributable to increases in our independent brokerage and advisory services segment of $915, our corporate segment of $799 and $488 due to the addition of Highland in 2014, partially offset by a decrease in our Ladenburg segment of $324.

The $8,448 (55%) decrease in interest expense for 2014 as compared to 2013 resulted from decreased average debt balances and decreased average interest rates. An average debt balance of approximately $63,704 was outstanding for 2014, as compared to an average debt balance outstanding of approximately $138,691 for 2013. The average interest rate was 9.2% for 2014 as compared to 10.5% for 2013. For the twelve months ended December 31, 2014, our average debt balance declined due to the prepayment of $20,022 of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America, offset by an increase of $15,600 of debt in connection with the Highland and KMS acquisitions. In January 2015, we incurred $20,000 of debt in connection with the SSN acquisition, which bears interest at an annual rate of 1.74%. In February 2015, we prepaid an additional $11,852 of our 11% notes due 2016. We expect reduced interest expense in 2015 as compared to 2014 due to lower average interest rates.

The $3,082 (20%) increase in depreciation and amortization expense for 2014 as compared to 2013 was primarily due to $2,743 of additional depreciation and amortization expense from the Highland acquisition during 2014. Our independent brokerage and advisory services segment had an of $502 in 2014, partially offset by a decrease of $126 in our Ladenburg segment.

The $548 in extinguishment of debt expense for 2014 relates to the prepayment in 2014 of our 11% notes due 2016. In 2013, the extinguishment of debt expense was $4,547. We expect to incur additional extinguishment of debt expense in 2015 due to the prepayment of $11,852 of our 11% notes due 2016 in February 2015.

The $2,062 (5%) increase in other expense in 2014 as compared to 2013 was primarily attributable to $2,783 and $497 from Highland and KMS, respectively. Our independent brokerage and advisory services segment experienced decreases in deferred compensation plan expense of $817 and bad debt, errors and settlement expense of $2,121, offset by increases in license and registration expense of $1,118, travel, meals and entertainment of $636 and insurance expense of $889 in 2014 as compared to 2013. Our Ladenburg segment experienced a decrease in bad debt, errors and settlement expense of $1,077 in 2014, partially offset by an increase in travel, meals and entertainment expense of $356.

We had an income tax benefit of $23,346 in 2014 as compared to an income tax expense of $2,926 in 2013. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance release at December 31, 2014 was necessary based on the likelihood of future realization.

The income tax rates for 2014 and 2013 did not bear a customary relationship to effective tax rates, primarily as a result of a tax provision related to amortization of goodwill for tax purposes and the change in the valuation allowance against the net deferred tax asset.

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

Our total expenses for 2013 increased by $118,477 (18%) from 2012, primarily as a result of an increase in commissions and fees expense of $96,517, compensation and benefits expense of $15,195, other expenses of $7,986, loss on extinguishment of debt expense of $4,547, brokerage, communication and clearance fees expense of $1,675 and professional services expense of $815, which were partially offset by decreases in interest expense of $9,103 due to the prepayment of indebtedness with proceeds from the offerings of our Series A Preferred Stock, rent and occupancy expense, net of sublease revenue of $311 and depreciation and amortization expense of $746.

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
Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. See "Item 1A. - Significant interest rate changes and the expiration of our cash sweep agreement could affect our profitability and financial condition."

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

The $7,986 (24%) increase in other expense in 2013 as compared to 2012 was primarily attributable to our independent brokerage and advisory services segment which had increases in bad debt, errors and settlement expense of $2,417, other office expenses of $1,356, license and registration expense of $1,074, conference expense of $602, travel, meals and entertainment of $308 and deferred compensation plan expense of $275, partially offset by decreases in advertising expense of $268 and insurance expense of $223. Also, our Ladenburg segment had increases in errors and settlement expense of $978, expenses associated with the relocation of Ladenburg's New York office of $386 and other office expenses of $753 in 2013.

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

Liquidity and Capital Resources

Approximately 29% and 25% of our total assets at December 31, 2014 and December 31, 2013, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Below is a summary of changes in our cash flow (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$26,855	$20,874	$7,648
Investing activities	(16,613)	$(7,023)	$(5,930)
Financing activities	42,516	1,044	2,119
Net increase in cash and cash equivalents	$52,758	$14,895	$3,837
Cash and cash equivalents, beginning of period	50,329	35,434	31,597
Cash and cash equivalents, end of period	$103,087	$50,329	$35,434

Cash provided by operating activities for 2014 was $26,855, which primarily consisted of our net income of $33,352, adjusted for non-cash expenses including deferred income tax benefit, increases in commissions and fees payable and cash surrender value of life insurance, partially offset by decreases in accounts payable and accrued liabilities, deferred compensation liability, accrued compensation, as well as increases in receivables from clearing brokers, other receivables, net, securities owned, at fair value and other assets. In 2013, cash provided by operating activities was $20,874 primarily due to our net loss adjusted for non-cash expenses, an increase in other receivables, net, receivables from other broker-dealers and other assets, and a decrease in securities sold, but not yet purchased, partially offset by an increase in securities owned at fair value, and receivables from clearing brokers and an increase in accrued compensation and commissions and fees payable.

Investing activities used $16,613 for 2014, primarily due to the purchase of furniture, equipment and leasehold improvements and $9,266 related to the acquisitions of KMS and Highland, and the asset acquisition by Securities America. In 2013, investing activities used $7,023, primarily due to the purchase of furniture, equipment and leasehold improvements.

Financing activities provided $42,516 for 2014, primarily due to $108,617 from the issuance of the Series A Preferred Stock under our “at the market” offering and $3,282 from the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by $42,369 in payments relating to outstanding indebtedness, including a $21,834 repayment of indebtedness by certain of Highland’s subsidiaries pursuant to a credit agreement in connection with the Highland acquisition and a $20,022 repayment of outstanding notes related to the Securities America acquisition, payment of $17,244 of dividends on our Series A Preferred Stock and $9,535 of common stock repurchases. Financing activities provided $1,044 for 2013, primarily due to the issuance of the Series A Preferred Stock and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan and third party investment in a noncontrolling interest, partially offset by loan repayments of outstanding notes related to the Securities America acquisition, repayment of the outstanding balance on our revolving credit agreement, payment of dividends on our Series A Preferred Stock and common stock repurchases.

Operating Capital Requirements

Each of Securities America, Triad, SSN, Investacorp, KMS and Ladenburg is subject to a minimum net capital requirement.  Therefore, they are subject to certain restrictions on the use of capital and their related liquidity.  At December 31, 2014, each of Securities America, Triad and Investacorp was subject to a $250 minimum net capital requirement, SSN was subject to a $319 minimum net capital requirement, KMS was subject to a $559 minimum net capital requirement and Ladenburg was subject to a $253 minimum net capital requirement (as calculated under 15c3-1(a)(4), minimum capital requirement for market makers). At December 31, 2014, Securities America’s regulatory net capital was $5,396, Triad’s regulatory net capital was $6,025, Investacorp’s regulatory net capital was $5,176, SSN's regulatory net capital was $3,878, KMS' regulatory net capital was $3,075 and Ladenburg’s regulatory net capital was $20,506. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt. See Item 1A. “Risk Factors — Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators” above.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At December 31, 2014, Premier Trust had stockholders’ equity of $1,366, including at least $250 in cash.

Sources of Liquidity

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

On May 24, 2013, we completed a public offering of 4,600,000 shares of Series A Preferred Stock for gross proceeeds of $115,000. On May 31, 2013, we completed the offering of an additional 690,000 shares of Series A Preferred Stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. The exercise of the option, which resulted in additional gross proceeds of $17,250, brought the total gross proceeds from the offering to $132,250, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $5,972, including $2,603 of brokerage commissions earned by employees of Ladenburg, which served as an underwriter in the offering.

On June 24, 2013, June 13, 2014 and November 21, 2014, we entered into Equity Distribution Agreements under which we may sell up to an aggregate of 9,000,000 shares of our Series A Preferred Stock from time to time in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the years ended December 31, 2014 and 2013, we sold 4,906,734 and 899,497 shares of Series A Preferred Stock, respectively, pursuant to the “at the market” offerings, which provided total gross proceeds to us of $111,148 and $22,062, respectively, before deducting commissions paid to unaffiliated sales agents and offering expenses aggregating $2,531 and $411, respectively.

We used the net proceeds from the Series A Preferred Stock offerings in the years ended December 31, 2014 and 2013, respectively (see Note 15), to prepay $20,022 and $110,850 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America, and to repay the outstanding borrowings (approximately $39,300) under our $40,000 revolving credit agreement in 2013. As a result of such repayment, $40,000 became available for borrowing under such revolving credit agreement.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at December 31, 2014 or December 31, 2013.
We may repay or re-borrow amounts under our revolving credit facility at any time prior to the August 25, 2016 maturity date without penalty.

We believe our existing assets, sales of securities, including possible sales of Series A Preferred Stock under our “at the market” offering, and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels.

Debt

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through December 31, 2014 have been paid in cash. This loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

During the twelve months ended December 31, 2014, we prepaid $20,022 of the November 2011 loan with proceeds from the Series A Preferred Stock offerings. These prepayments included the installments of the notes that would have been due on December 31, 2015 and December 31, 2016. In February, 2015, we repaid an additional $11,852 of the November 2011 loan.

The lenders included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., Vector Group, Ltd. (“Vector Group”), a principal shareholder, and our President and chief executive officer and a director. The principal amounts initially loaned by Frost Nevada, Vector Group and our President were $135,000, $15,000 and $200, respectively. A special committee of our Board of Directors was formed to review and consider the terms of the November 2011 loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

On November 4, 2011, NFS provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We will expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2014, 2013 and 2012.

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

In connection with the entering into the 2011 forgivable loan, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the then remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2014 for the 2009 and 2011 forgivable loans. Accordingly, we recognized income in 2014 of $3,929 and $839 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans were reduced to an aggregate of $10,356. We recognized income in 2013 of $3,929 and $1,067 from the forgiveness of principal and interest, respectively.

In November 2011, as part of the amendment of Ladenburg’s clearing agreement with NFS, NFS agreed to provide an annual credit of $1,000 to Ladenburg for a five-year period. Ladenburg received such credits in November 2012, November 2013 and November 2014. Such expense reduction must be repaid pro-rata if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financial statements.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at December 31, 2014 was $200.

On November 6, 2013, our subsidiary, Securities America Financial Corporation, which is the parent of Securities America, entered into a loan agreement with a third-party financial institution for a term loan in the aggregate principal amount of approximately $1.7 million. The term loan bears interest at 5.5%, has a 54-month term and is secured by Securities America’s non-forgivable financial advisor note portfolio. Pursuant to this loan agreement, up to $1,500 aggregate principal amount of additional loans is available, subject to certain conditions. Any additional loans would bear interest at 5.5% per annum. At December 31, 2014, $1,406 was outstanding under this loan.

On July 31, 2014, we acquired HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. Approximately $7,000 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remain outstanding. Accrued interest on the promissory notes is payable quarterly. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest that would otherwise have been payable through August 26, 2016, less any interest already paid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings. We used approximately $25,400 of cash to finance the Highland acquisition.

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

On January 2, 2015, we acquired all of the issued and outstanding capital stock of SSN and RCC. At the closing of the acquisition, we paid approximately $45,000, consisting of $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement.

We are currently in compliance with all debt covenants in our debt agreements.

Stock Repurchases

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended our stock repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board approved a further amendment to our stock repurchase program to permit the repurchase of an additional 10,000,000 shares of common stock. As of December 31, 2014, 14,096,152 shares had been repurchased for $23,334 under the program, including 2,846,395 shares in 2014. On August 15, 2013, we purchased 3,000,000 shares of our common stock at a price of $1.67 per share in a privately-negotiated transaction, which was not made pursuant to our stock repurchase program.

Lease Agreements

At December 31, 2014, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $25,920 through 2021, exclusive of escalation charges. We have subleased vacant space under subleases which entitle us to receive rents aggregating approximately $2,063 principally in 2015. See Item 1A. “Risk Factors — A default by any of Ladenburg’s subtenants may have a material adverse effect on our liquidity, cash flows, and results of operations”.

Off-Balance Sheet Arrangements

Each of our broker-dealer subsidiaries, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. Also, if any of our broker-dealer subsidiaries maintains a short position in certain securities, it is exposed to future off-balance-sheet market risk, since its ultimate obligation may exceed the amount recognized in the financial statements.

Please see Note 14 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2014 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Notes payable under November 2011 financing (1)	$36,690	$3,281	$33,409	$—	$—
Revolving credit agreement with affiliate of our principal shareholder (2)	—	—	—	—	—
Notes payable to clearing firm under forgivable loans (3)	11,755	2,401	652	8,702	—
Note payable to a subsidiary of Premier Trust’s former shareholder (4)	205	205	—	—	—
Operating leases (5)	25,920	9,479	11,741	2,821	1,879
Deferred compensation plan (6)	17,640	925	1,798	2,699	12,218
Note payable to bank - Securities America (7)	1,589	545	816	228	—
Notes payable to Highland's former shareholders (8)	9,722	682	1,353	7,687	—
Notes payable to KMS' former shareholders (9)	8,957	2,105	4,773	2,079	—
Total	$112,478	$19,623	$54,542	$24,216	$14,097

(1)	Notes bear interest at 11% per annum and are payable quarterly. See Note 12 to our consolidated financial statements.

(2)
The revolving credit agreement has an August 25, 2016 maturity date and bears interest at a rate of 11% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 12 to our consolidated financial statements.

(3)
The 2009 NFS forgivable loan ($1,785 at December 31, 2014) bears interest at prime plus 2% per annum and the 2011 NFS forgivable loan ($8,571 at December 31, 2014) bears interest at federal funds rate plus 6% per annum and is payable in seven annual installments if not forgiven. See Note 12 to our consolidated financial statements.

(4)	Note bears interest at 6.5% per annum and is payable in 20 quarterly installments. See Note 12 to our consolidated financial statements.

(5)	Excludes sublease revenues of $2,063. See Note 13 to our consolidated financial statements.

(6)	See Note 10 to our consolidated financial statements.

(7)	Note bears interest at 5.5% per annum and is payable in 54 monthly installments. See Note 12 to our consolidated financial statements.

(8)	Notes bear interest at 10% per annum and are payable in 20 quarterly installments. See Note 12 to our consolidated financial statements.

(9)	Notes bear interest at 1.84% per annum and are payable in 16 quarterly installments. See Note 12 to our consolidated financial statements.

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

Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, except as may be required by law.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 16, 2015 beginning on page F-1 of this report which are incorporated by reference in this Item 8.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making its assessment of changes in internal controls over financial reporting as of December 31, 2014, we excluded Highland Capital Brokerage, Inc. and KMS Financial Services, Inc. because these operations were acquired in a business combination on July 31, 2014 and October 15, 2014, respectively. Highland's operations represent approximately $68 million of our total assets at December 31, 2014 and approximately $26 million of our total revenues for the year ended December 31, 2014. KMS' operations represent approximately $14 million of our total assets at December 31, 2014 and approximately $20 million of our total revenues for the year ended December 31, 2014. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2014.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2014 as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ladenburg Thalmann Financial Services Inc.

We have audited the internal control over financial reporting of Ladenburg Thalmann Financial Services Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting (i) at KMS Financial Services, Inc., which was acquired October 15, 2014 and whose financial statements constitute approximately $14 million of total assets and $20 million of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014, and (ii) at Highland Capital Brokerage, Inc., which was acquired July 31, 2014 and whose financial statements constitute approximately $68 million of total assets and $26 million of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting of such entities. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Ladenburg Thalmann Financial Services Inc., and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP
New York, New York
March 16, 2015

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1):  Index to 2014 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 16 2015, appear beginning on page F-1 of this report.

(a)(2):  Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3):  Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
2.1	Stock Purchase Agreement, dated as of September 21, 2014, by and among the Company, Securities Service Network, Inc., Renaissance Capital Corporation and the shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	AA	2.2
2.2	Asset Purchase Agreement, dated July 16, 2014, by and among Securities America Financial Corporation, Sunset Financial Services, Inc. and Kansas City Life Insurance Company (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	BB	2.1
3.1	Articles of Incorporation.	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999.	B	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006.	C	3.1
3.4	Articles of Amendment to the Articles of Incorporation, dated May 9, 2013.	T	3.1
3.5	Articles of Amendment to the Articles of Incorporation, dated May 21, 2013.	U	3.6
3.6	Articles of Amendment to the Articles of Incorporation, dated June 20, 2013.	V	3.1
3.7	Articles of Amendment to the Articles of Incorporation, dated June 9, 2014.	W	3.1
3.8	Articles of Amendment to the Articles of Incorporation, dated June 25, 2014.	Y	3.1
3.9	Articles of Amendment to the Articles of Incorporation, dated November 20, 2014.	CC	3.1
3.10	Amended and Restated Bylaws.	D	3.2
4.1	Form of common stock certificate.	A	4.1
4.2	Form of Promissory Note, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement.	P	10.2
4.3	Form of Warrant, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement.	P	4.1
4.4	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate.	U	4.1
4.5	Form of Non-Negotiable Promissory Note, dated as of October 15, 2014, issued to the former shareholders of KMS Financial Services, Inc.	Z	4.1
4.6	Form of Non-Negotiable Promissory Note (Cap Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	DD	4.1
4.7	Form of Non-Negotiable Promissory Note (Balance Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	DD	4.2
10.1	Amended and Restated 1999 Performance Equity Plan.*	F	4.1
10.2	Ladenburg Thalmann Financial Services Inc. Amended and Restated 2009 Incentive Compensation Plan.*	X	Exhibit A
10.3	Ladenburg Thalmann Financial Services Inc. Amended and Restated Qualified Employee Stock Purchase Plan.*	G	Appendix A
10.4	Office Lease dated March 30, 2007 between Ladenburg Thalmann & Co., Inc. and Frost Real Estate Holdings, LLC.	H	10.1
10.5	Amendment and Lease Extension Agreement, dated as of March 8, 2013, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	S	10.1
10.6	Warrant issued to BroadWall Capital LLC.	I	10.1
10.7	Form of Stock Option Agreement issued to employees of BroadWall.	I	10.2
10.8	Letter Agreement, dated February 26, 2014, between Ladenburg Thalmann Financial Services Inc. and Vector Group Ltd.	J	10.1
10.9	Form of Warrant issued to the stockholders of Telluride Holdings, Inc.	K	10.2
10.10	Employment Agreement, dated as of January 20, 2015, between the Company and Mark Zeitchick.*	EE	10.2
10.11	Employment Agreement, dated as of January 20, 2015, between the Company and Richard Lampen.*	EE	10.1
10.12	Non-Plan Option Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard.	E	10.2
10.13	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement.	E	10.3
10.14	Employment Letter, dated as of January 30, 2013, by and between Ladenburg Thalmann Financial Services Inc. and Joseph Giovanniello, Jr. *	R	10.1
10.15	Employment Letter dated as of February 8, 2008 between the Company and Brett Kaufman.*	L	10.1
10.16	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	O	2.1

10.17	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	N	10.1
10.18	Employment Letter, dated as of December 15, 2011, between the Company and Adam Malamed.*	Q	10.27
10.19	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto.	E	4.1
10.20	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009.	M	4.2
10.21	Amendment No. 2 to Credit Agreement, dated August 16, 2011, by and between the Company and Frost Nevada Investments Trust.	O	10.1
10.22	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	M	4.1
10.23	First Amendment, dated November 4, 2011, to Forgivable Loan Agreement between the Company and National Financial Services LLC.	Q	10.32
10.24	Forgivable Loan Agreement, dated as of November 4, 2011, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	Q	10.33
10.25	Loan Agreement, dated November 4, 2011, by and among the Company and the lenders party thereto.	P	10.1
10.26	Equity Distribution Agreement, dated November 21, 2014, between the Company and Jefferies LLC, as representative of the Sales Agents listed on Schedule I thereto.	CC	1.1
10.27	Stock Pledge Agreement, dated as of January 2, 2015, between the Company and Wade Wilkinson and David Michael Coffey, as representatives of the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	DD	10.1
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*	**
21	List of Subsidiaries	**	—
23.1	Consent of EisnerAmper LLP	**	—
24	Power of Attorney	***	—

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
101.INS	XBRL Instance Document	**	—
101.SCH	XBRL Taxonomy Extension Schema	**	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	**	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**	—

*	Management Compensation Contract

**	Filed herewith

***	Contained on the signature page hereto

****	Furnished herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Definitive proxy statement filed with the SEC on August 27, 2012 relating to the annual meeting of shareholders held on September 28, 2012.

H.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

I.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

J.	Current report on Form 8-K, dated February 26, 2014 and filed with the SEC on February 28, 2014.

K.	Current report on Form 8-K, dated August 31, 2006 and filed with the SEC on September 7, 2006.

L.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

M.	Quarterly report on Form 10-Q for the quarter ended September 30, 2009.

N.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.

O.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.

P.	Current report on Form 8-K, dated November 4, 2011 and filed with the SEC on November 9, 2011.

Q.	Annual report on Form 10-K, for the year ended December 31, 2011.

R.	Current Report on Form 8-K, dated January 30, 2013 and filed with the SEC on February 4, 2013.

S.	Current Report on Form 8-K, dated March 8, 2013 and filed with the SEC on March 8, 2013.

T.	Current Report on Form 8-K, dated May 9, 2013 and filed with the SEC on May 15, 2013.

U.	Registration Statement on Form 8-A, filed with the SEC on May 24, 2013.

V.	Current Report on Form 8-K, dated June 24, 2013 and filed with the SEC on June 25, 2013.

W.	Current Report on Form 8-K, dated June 12, 2014 and filed with the SEC on June 13, 2014.

X.	Definitive proxy statement filed with the SEC on May 19, 2014 relating to the annual meeting of shareholders held on June 25, 2014.

Y.	Current report on Form 8-K, dated June 25, 2014 and filed with the SEC on June 27, 2014.

Z.	Current Report on Form 8-K, dated October 15, 2014 and filed with the SEC on October 16, 2014.

AA.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

BB.	Current Report on Form 8-K, dated November 14, 2014 and filed with the SEC on November 20, 2014.

CC.	Current Report on Form 8-K, dated November 21, 2014 and filed with the SEC on November 21, 2014.

DD.	Current Report on Form 8-K, dated January 2, 2015 and filed with the SEC on January 6, 2015.

EE.	Current Report on Form 8-K, dated January 20, 2015 and filed with the SEC on January 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)
Dated: March 16, 2015
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2015.

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

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

ITEMS 8 and 15(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated balance sheets of Ladenburg Thalmann Financial Services, Inc., (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ EisnerAmper LLP

New York, New York

March 16, 2015

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$103,087	$50,329
Securities owned, at fair value	5,910	4,789
Receivables from clearing brokers	38,760	31,391
Receivables from other broker-dealers	1,788	2,126
Notes receivable from financial advisors, net	26,152	31,751
Other receivables, net	36,872	21,687
Fixed assets, net	19,820	15,866
Restricted assets	620	570
Intangible assets, net	123,000	76,251
Goodwill	115,238	90,501
Unamortized debt issue cost	644	1,069
Cash surrender value of life insurance	10,419	12,370
Other assets	28,448	22,120

Total assets	$510,758	$360,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$230	$83
Accrued compensation	23,483	20,098
Commissions and fees payable	45,294	32,800
Accounts payable and accrued liabilities	25,747	19,846
Deferred rent	1,514	1,871
Deferred income taxes	3,216	7,499
Deferred compensation liability	17,640	19,056
Accrued interest	1,129	1,506
Notes payable, net of $1,093 and $1,618 unamortized discount in 2014 and 2013, respectively	56,034	64,648
Total liabilities	174,287	167,407

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2014 and 2013: 8% Series A cumulative redeemable preferred stock; 14,290,000 and 8,290,000 shares authorized in 2014 and 2013, respectively; 11,096,231 and 6,189,497 shares issued and outstanding in 2014 and 2013, respectively (liquidation preference $277,406 in 2014 and $154,737 in 2013)	1	1
Common stock, $.0001 par value; authorized 800,000,000 and 600,000,000 shares in 2014 and 2013, respectively; shares issued and outstanding, 184,968,487 in 2014 and 181,433,815 in 2013	18	18
Additional paid-in capital	460,446	350,780
Accumulated deficit	(124,005)	(157,438)

Total shareholders’ equity of the Company	336,460	193,361

Noncontrolling interest	11	52

Total shareholders' equity	336,471	193,413

Total liabilities and shareholders' equity	$510,758	$360,820
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Commissions	$445,734	$394,414	$326,132
Advisory fees	343,212	274,018	233,672
Investment banking	46,998	41,991	29,278
Principal transactions	1,938	2,667	(1,081)
Interest and dividends	6,209	6,813	4,773
Service fees and other income	77,162	73,213	57,337
Total revenues	921,253	793,116	650,111
Expenses:
Commissions and fees	662,178	573,621	477,104
Compensation and benefits	120,231	95,346	80,151
Non-cash compensation	10,541	6,766	4,744
Brokerage, communication and clearance fees	17,900	11,614	9,939
Rent and occupancy, net of sublease revenue	7,040	6,289	6,600
Professional services	11,040	9,162	8,347
Interest	6,990	15,438	24,541
Depreciation and amortization	18,397	15,315	16,061
Acquisition-related expense	2,342	—	—
Amortization of retention and forgivable loans	11,041	11,544	11,664
Loss on extinguishment of debt	548	4,547	—
Other	43,011	40,949	32,963
Total expenses	911,259	790,591	672,114
Income (loss) before item shown below	9,994	2,525	(22,003)
Change in fair value of contingent consideration	12	(121)	7,111
Income (loss) before income taxes	10,006	2,404	(14,892)
Income tax (benefit) expense	(23,346)	2,926	1,462
Net income (loss)	33,352	(522)	(16,354)
Net loss attributable to noncontrolling interest	(81)	(68)	—
Net income (loss) attributable to the Company	$33,433	$(454)	$(16,354)
Dividends declared on preferred stock	(17,244)	(6,911)	—
Net income (loss) available to common shareholders	$16,189	$(7,365)	$(16,354)
Net income (loss) per share available to common shareholders (basic)	$0.09	$(0.04)	$(0.09)
Net income (loss) per share available to common shareholders (diluted)	$0.08	$(0.04)	$(0.09)

Weighted average common shares used in computation of per share data:
Basic	182,768,494	182,295,476	183,572,582
Diluted	206,512,437	182,295,476	183,572,582

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2011	—	$—	183,253,068	$18	$204,055	$(140,630)	$—	$63,443
Issuance of common stock under employee stock purchase plan	—	—	98,513	—	138	—	—	138
Exercise of stock options (net of 187,542 shares tendered in payment of exercise price)	—	—	693,958	—	319	—	—	319
Exercise of warrants	—	—	358,500	—	338	—	—	338
Stock options granted to consultants and independent financial advisors	—	—	—	—	1,317	—	—	1,317
Stock-based compensation to employees	—	—	—	—	3,427	—	—	3,427
Cancellation of restricted stock	—	—	(12,500)	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(912,667)	—	(1,407)	—	—	(1,407)
Net loss	—	—	—	—	—	(16,354)	—	(16,354)
Balance, December 31, 2012	—	$—	183,478,872	$18	$208,187	$(156,984)	$—	$51,221
Issuance of common stock under employee stock purchase plan	—	—	112,646	—	201	—	—	201
Exercise of stock options	—	—	608,022	—	808	—	—	808
Exercise of warrants, net of 224,601 shares tendered in payment of exercise price	—	—	1,002,065	—	247	—	—	247
Stock options granted to consultants and independent financial advisors	—	—	—	—	3,369	—	—	3,369
Stock-based compensation to employees	—	—	—	—	3,397	—	—	3,397
Repurchase and retirement of common stock	—	—	(3,767,790)	—	(6,446)	—	—	(6,446)
Third party investment in subsidiary	—	—	—	—	—	—	120	120

	Preferred Stock			Common Stock
	Shares		Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Preferred stock issued, net of underwriting discount and expenses of $6,383	6,189,497		1	—	—	147,928	—	—	147,929
Preferred stock dividends declared and paid	—		—	—	—	(6,911)	—	—	(6,911)
Net loss	—		—	—	—	—	(454)	(68)	(522)
Balance, December 31, 2013	6,189,497		$1	181,433,815	$18	$350,780	$(157,438)	$52	$193,413
Issuance of common stock under employee stock purchase plan	—		—	89,581	—	291	—	—	291
Exercise of stock options (net of 43,535 shares tendered in payment of exercise price)	—		—	2,282,060	—	2,969	—	—	2,969
Exercise of warrants	—		—	13,333	—	22	—		22
Stock options granted to consultants and independent financial advisors	—		—	—	—	6,440	—	—	6,440
Stock-based compensation to employees	—		—	—	—	4,099	—	—	4,099
Issuance of restricted stock	—		—	14,409	—	2	—	—	2
Repurchase and retirement of common stock	—		—	(2,846,395)	—	(9,535)	—	—	(9,535)
Third party investment in noncontrolling interest	—		—	—	—	—	—	40	40
Common stock issued in Highland acquisition	—		—	2,540,762	—	7,953	—	—	7,953
Common stock issued in KMS acquisition	—	—	—	1,440,922	—	6,052	—	—	6,052
Preferred stock issued, net of underwriting discount and expenses of $2,531	4,906,734		—	—	—	108,617	—	—	108,617
Preferred stock dividends declared and paid	—		—	—	—	(17,244)	—	—	(17,244)
Net income (loss)	—		—	—	—	—	33,433	(81)	33,352
Balance, December 31, 2014	11,096,231		$1	184,968,487	$18	$460,446	$(124,005)	$11	$336,471

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$33,352	$(522)	$(16,354)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Change in fair value of contingent consideration	(12)	121	(7,111)
Adjustment to deferred rent	(357)	(106)	(356)
Amortization of intangible assets	14,056	11,594	11,683
Write-off of intangible asset	—	143	—
Depreciation and other amortization	4,341	3,676	4,378
Loss on extinguishment of debt	548	4,547	—
Amortization of debt discount	501	1,219	1,993
Amortization of debt issue cost	393	435	478
Amortization of retention and forgivable loans	11,041	11,544	11,664
Deferred income taxes	(25,521)	954	877
Benefit attributable to reduction of goodwill	68	77	71
Non-cash interest expense on forgivable loan	98	132	1,258
Gain on forgiveness of accrued interest under forgivable loans	(839)	(1,067)	(1,365)
Gain on forgiveness of principal of note payable under forgivable loans	(3,929)	(3,929)	(3,929)
Non-cash compensation expense	10,541	6,766	4,744
Loss on write-off of furniture, fixtures and leasehold improvements, net	9	430	7

(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned, at fair value	(522)	(2,711)	(64)
Receivables from clearing brokers	(5,907)	(14,418)	1,426
Receivables from other broker-dealers	338	23	(1,636)
Other receivables, net	(7,014)	(1,153)	(1,661)
Notes receivable from financial advisors, net	(5,442)	(4,147)	(6,504)
Cash surrender value of life insurance	1,951	(1,163)	954
Other assets	(39)	(5,367)	(2,081)

Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased, at fair value	147	(209)	214
Accrued compensation	(803)	8,081	1,518
Accrued interest	102	(2,397)	1,680
Commissions and fees payable	8,272	1,230	5,679
Deferred compensation liability	(2,003)	1,101	(746)
Accounts payable and accrued liabilities	(6,515)	5,990	831
Net cash provided by operating activities	26,855	20,874	7,648

Cash flows from investing activities:
Acquisition of Highland, net of cash received	(3,353)	—	—
Acquisition of KMS, net of cash received	(4,292)	—	—
Other business acquisitions	(1,621)	—	(552)
Purchases of fixed assets	(7,447)	(6,861)	(5,477)
Sale of fixed assets	—	88	—
Change in restricted assets	100	(250)	—
Other	—	—	99
Net cash used in investing activities	(16,613)	(7,023)	(5,930)

Cash flows from financing activities:
Issuance of Series A preferred stock	108,617	147,929	—
Issuance of common stock	3,282	1,256	795
Series A preferred stock dividends paid	(17,244)	(6,911)	—
Repurchases of common stock	(9,535)	(6,446)	(1,407)
Issuance of notes payable and warrants	—	1,709	—
Principal (repayments) borrowings on notes payable including, in 2014, repayment of $21,834 of Highland's assumed debt	(42,369)	(111,113)	2,950
Principal repayments under revolving credit facility, net	(275)	(25,500)	(219)
Third party investment in subsidiary	40	120	—
Net cash provided by financing activities	42,516	1,044	2,119
Net increase in cash and cash equivalents	52,758	14,895	3,837
Cash and cash equivalents, beginning of period	50,329	35,434	31,597
Cash and cash equivalents, end of period	$103,087	$50,329	$35,434

Supplemental cash flow information:
Interest paid	$5,920	$16,034	$22,968
Taxes paid	$2,554	$544	$488

Acquisition of business:
Assets acquired	$4,380	—	$1,364
Liabilities assumed	—	—	—
Net assets acquired	4,380	—	1,364
Fair value of contingent earnout	—	—	(812)
Payable to seller	(2,759)	—	—
Net cash paid in acquisition	$1,621	—	$552
Acquisition of Highland:
Assets acquired	$65,882	—	—
Liabilities assumed	(54,316)	—	—
Net assets acquired	11,566	—	—
Stock issued in acquisition	(7,953)	—	—
Cash paid in acquisition	3,613	—	—
Cash acquired in acquisition	(260)	—	—
Net cash paid in acquisition	$3,353	—	—
Acquisition of KMS:
Assets acquired	$39,844	—	—
Liabilities assumed	(15,284)	—	—
Net assets acquired	24,560	—	—
Stock issued in acquisition	(6,052)	—	—
Promissory note	(7,508)	—	—
Cash paid in acquisition	11,000	—	—
Cash acquired in acquisition	(6,708)	—	—
Net cash paid in acquisition	$4,292	—	—

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.    Description of Business

Ladenburg Thalmann Financial Services Inc. (the “Company”or "LTS") is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), KMS Financial Services, Inc. (“KMS”), which the Company acquired in October 2014, Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’), Premier Trust, Inc. (‘‘Premier Trust’’) and Highland Capital Brokerage, Inc. (“Highland”), which the Company acquired in July 2014.

Securities America, Triad, Investacorp and KMS are registered broker-dealers and investment advisors that serve the independent financial advisor community. The independent financial advisors of Securities America, Triad, Investacorp and KMS primarily serve retail clients. Such entities derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services.

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

Highland is an independent insurance broker that delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers.

Securities America's, Triad's, Investacorp's, KMS' and Ladenburg's customer transactions are cleared through clearing brokers on a fully-disclosed basis and such entities are subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board. Each entity is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Highland is subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for one subsidiary organized in 2013, which is 80% owned, after elimination of all significant intercompany balances and transactions.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2014 and 2013 consist of money market funds which are carried at fair value of $74,939 and $19,631, respectively. Fair value is based on quoted prices in active markets (Level 1).

Revenue Recognition

Commissions revenue results from transactions in equity securities, mutual funds, variable and other financial products and services. Most of the commission and advisory fee revenue generated by independent contractor financial advisors is paid to the advisors as commissions and fees for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. Front-end sales commmission revenue and related clearing and other expenses on transactions introduced to its clearing broker are recognized on a trade date basis. Front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors are recognized upon receipt of notification from sponsors of the commission earned. Commission revenue also includes 12b-1 fees, and fixed and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned based on a percentage of the current market value of clients' investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

Commissions are also earned on the sale of insurance policies. Commissions are generally paid each year as long as the client continues to use the product. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, renewal commissions are received for a period following the first year, if the policy remains in force. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when notification is first received that such commissions have been earned.

Advisory fee revenue represents fees charged by registered investment advisors to their clients based upon the value of advisory assets. Advisory fees are recorded as earned. Since advisory fees are based on assets under management, significant changes in the fair value of these assets will have an impact on the fees earned in future periods. Incentive fees are also earned based upon the performance of investment funds and accounts.

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

Share-Based Compensation

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options and restricted stock, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the equity instruments.

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

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for the loss or other carryforward that would apply in settlement of the uncertain tax positions. The Company adopted the amended accounting guidance effective as of January 1, 2014, which did not have any impact on the Company’s 2014 financial statements.

In April 2014, the FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, will become effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company for annual reporting periods beginning after December 15, 2016 with early adoption not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on its financial statements.

 In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for the Company for annual periods and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-08 will have a material impact on its financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

3.    Acquisitions

KMS

On October 15, 2014, the Company acquired KMS, a Seattle-based independent broker-dealer and registered investment advisor, pursuant to a Stock Purchase Agreement, dated as of August 8, 2014, by and among the Company, KMS and the shareholders of KMS.

Under the terms of the purchase agreement, on the closing date, the Company paid the KMS shareholders $24,560, consisting of $11,000 in cash, $8,000 principal amount of four-year promissory notes, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest (valued at $7,508 based on an imputed interest rate of 5.50%), and 1,440,922 shares of the Company's common stock valued at $6,052 (based on the closing price at date of acquisition), which are subject to certain transfer restrictions, in exchange for all of the issued and outstanding capital stock of KMS. The notes contain customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the notes. Legal and other related acquisition costs of approximately $1,168 were incurred and charged to expense

The Company has done a valuation study to determine the acquisition-date fair value of assets acquired and liabilities assumed and related allocation of purchase price of KMS. The following table summarizes the fair value of assets acquired and liabilities assumed at the date of aquisition:

Cash	$6,708
Securities owned, at fair value	599
Receivables from clearing broker	1,462
Other receivables, net	2,101
Fixed assets, net	192
Restricted assets	150
Identifiable intangible assets	10,859
Goodwill	13,269
Other assets	4,504
Total assets acquired	39,844
Accrued compensation	(826)
Commissions and fees payable	(2,772)
Deferred compensation liability	(587)
Notes payable	(600)
Accounts payable and accrued liabilities	(6,516)
Deferred taxes payable	(3,983)
Total liabilities assumed	(15,284)
Total purchase price	$24,560

A deferred tax liability has been recorded for the excess of financial statement basis over tax basis of the acquired assets and assumed liabilities with a corresponding increase to goodwill. Goodwill, which is non-deductible for income tax purposes, was assigned to the independent brokerage and advisory services segment. Factors that contributed to a purchase price resulting in the recognition of goodwill includes KMS' strategic fit with the company's existing businesses, including the resulting synergies and economies of scale expected from the acquisition.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

Identifiable intangible assets as of the acquisition date consist of:

		Useful Life
		(years)
Representative relationships	$9,192	20
Trade names	1,112	9
Non-compete agreements	555	5
Total identifiable intangible assets	$10,859

Fair value amounts (Level 3 inputs) were determined using an income approach for representative relationships and non-compete agreements and the relief from royalty method for trade names.

Highland

On July 31, 2014, the Company acquired HCHC Holdings, Inc. (“HCHC”), which is the parent company of Highland. Highland is an independent insurance broker that delivers life insurance, annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers. Under the Agreement and Plan of Merger, dated July 31, 2014, by and among the Company, HCHC, HCHC Acquisition Inc. ("HCHC Acquisition"), a wholly-owned subsidiary of the Company, and the stockholders of HCHC, HCHC merged with and into HCHC Acquisition, with HCHC Acquisition remaining as the surviving corporation and a wholly-owned subsidiary of the Company.

The Company paid the HCHC shareholders $11,566 consisting of $3,613 in cash and 2,540,762 shares of the Company's common stock, which are subject to certain transfer restrictions, valued at $7,953 (based on the closing price at the date of the acquisition). Also, the Company caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. Legal and other acquisition related costs of approximately $566 were incurred and charged to expense.

The Company has done a valuation study to determine the acquisition-date fair value of assets acquired and liabilities assumed and related allocation of purchase price of Highland. The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash	$260
Receivables	6,070
Identifiable intangible assets	45,587
Goodwill	11,515
Other assets	2,450
Total assets acquired	65,882
Commissions and fees payable	(1,450)
Notes payable-current	(21,834)
Notes payable-long term	(7,000)
Accounts payable and accrued liabilities	(6,777)
Deferred taxes payable, net	(17,255)
Total liabilities assumed	(54,316)
Total purchase price	$11,566

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

Identifiable intangible assets as of the acquisition date consist of:

		Useful Life
		(years)
Technology	$949	4
Renewals revenue	39,503	8
Trade names	2,864	9
Non-solicitation agreement	2,271	3
Total identifiable intangible assets	$45,587

Fair value amounts (Level 3 inputs) were determined using a cost approach for technology, an income approach for renewals revenue and non-solicitation agreements and the relief from royalty method for trade names.

The accompanying condensed consolidated financial statements include the results of operations of KMS and Highland from their dates of acquisition. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of KMS and Highland had occurred at the beginning of 2013. The pro forma net loss reflects amortization of the amounts ascribed to identifiable intangible assets acquired in the acquisitions, elimination of Highland's interest expense related to notes repaid at the date of acquisition and interest expense on notes issued in the KMS aquisition. In addition, $21,238 of non-recurring income tax benefit resulting from the acquisitions has been eliminated from the pro forma results (Note 11).

	Year Ended December 31,
	2014		2013
Revenue	$1,022,122		$936,785
Net income (loss)	$8,161		$(5,475)
Net loss available to common shareholders	$(9,083)		$(12,386)
Basic and diluted loss per share available to common shareholders	$(0.05)		$(0.07)
Weighted average common shares outstanding:
Basic and diluted	185,370,262	(a)	186,277,160	(a)

(a) Includes 3,981,684 shares issued in connection with the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions of Highland and KMS been completed as of the beginning of 2013, nor should it be taken as indicative of the Company’s future consolidated results of operations.

Combined revenues and net loss for Highland and KMS for the period of acquisition through December 31, 2014, included in the accompanying statements of operations were $46,004 and $59, respectively.

Other

In December 2012, Securities America purchased certain assets of a broker-dealer having independent financial advisors that was deemed to be a business acquisition. The consideration for the transaction was $1,364, consisting of cash of $552

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

and contingent consideration having a fair value of $812, for which a liability was recognized based on the estimated acquisition date fair value of the potential earn-out. The liability was valued using an income-based approach discounting to present value the earn-out’s probability weighted expected payout using three earn-out scenarios. The fair value measurement of the earn-out which relates to a four-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. Results of operations of the acquired broker-dealer are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, proforma results were not presented.

In December 2014, Securities America purchased certain assets related to the broker-dealer business of Sunset Financial Services, Inc. from Kansas City Life Insurance Company that was deemed to be a business acquisition. According to the agreement, certain registered representatives and investment advisor representatives and their client accounts and all related goodwill were acquired. The consideration for the transaction was $4,380, consisting of cash of $1,621 and contingent consideration having a fair value of $2,759, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out. The liability was valued using an income-based approach discounting to present value the earn-out’s probability weighted expected payout using three earn-out scenarios. The fair value measurement of the earn-out which relates to a four-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $4,359 to identifiable assets and $21 to goodwill. Results of operations of the acquired broker-dealer are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, proforma results were not presented.

Set forth below are changes in the carrying value of contingent consideration related to acquisitions included in accounts payable and accrued liabilities:

Fair value of contingent consideration as of December 31, 2011	$7,111
Change in fair value of contingent consideration related to 2011 acquisition	(7,111)
Fair value of contingent consideration in connection with 2012 acquisition	812
Fair value of contingent consideration as of December 31, 2012	812
Payments	(344)
Change in fair value of contingent consideration	121
Fair value of contingent consideration as of December 31, 2013	589
Payments	(124)
Change in fair value of contingent consideration	(12)
Fair value of contingent consideration in connection with 2014 acquisition	2,759
Fair value of contingent consideration as of December 31, 2014	$3,212

As a result of decreases in projected revenues based on actual revenues generated by Securities America for the year ended December 31, 2012, the estimated fair value of the earn-out decreased by $7,111, which is included in the results of operations in 2012. The estimated fair value of the earn-out related to the acquisition made in 2012 had an increase of $121 in the year ended December 31, 2013 and a decrease of $12 in the year ended December 31, 2014.

4.    Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased as of December 31, 2014 and 2013 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	Securities Owned	Securities Sold, But Not Yet Purchased
December 31, 2014
Certificates of deposit	$465	$—
Debt securities	1,526	(45)
U.S. Treasury notes	102	(151)
Common stock and warrants	1,981	(34)
Restricted common stock and warrants	875	—
Other investments	961	—
Total	$5,910	$(230)

December 31, 2013
Certificates of deposit	$24	$—
Debt securities	1,402	(46)
U.S. Treasury notes	1	—
Common stock and warrants	689	(33)
Restricted common stock and warrants	725	(4)
Other investments	1,948	—
Total	$4,789	$(83)

As of December 31, 2014 and December 31, 2013, approximately $5,429 and $4,014, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market or income approach are used to measure fair value.
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

Securities are carried at fair value and classified as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31, 2014
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$465	$—	$—	$465
Debt securities	—	1,526	—	1,526
U.S. Treasury notes	—	102	—	102
Common stock and warrants	1,981	875	—	2,856
Other investments	—	961	—	961
Total	$2,446	$3,464	$—	$5,910

	December 31, 2014
Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(45)	$—	$(45)
U.S. Treasury notes	0	(151)	—	(151)
Common stock and warrants	(34)	—	—	(34)
Total	$(34)	$(196)	$—	$(230)

	December 31, 2013
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$24	$—	$—	$24
Debt securities	—	1,402	—	1,402
U.S. Treasury notes	—	1	—	1
Common stock and warrants	689	725	—	1,414
Other investments	—	1,948	—	1,948
Total	$713	$4,076	$—	$4,789

	December 31, 2013
Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(46)	$—	$(46)
Common stock and warrants	(33)	(4)	—	(37)
Total	$(33)	$(50)	$—	$(83)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.
Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. As of December 31, 2014 and December 31, 2013, the fair values of the warrants were $403 and $534, respectively, and are included in common stock and warrants (level 2) above.
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
Other investments consists principally of equity interests in non-traded Real Estate Investment Trusts, which are valued based on pricing available from buyers in the secondary market (see Note 13 - Litigation and Regulatory Matters).

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

5.    Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at December 31, 2014, each had a $250 minimum net capital requirement (except for Ladenburg, which had a minimum net capital requirement of $253, as calculated under 15c3-1(a)(4), minimum capital requirement for market makers). At December 31, 2014, Securities America had regulatory net capital of $5,396, Triad had regulatory net capital of $6,025, Investacorp had regulatory net capital of $5,176, and Ladenburg had regulatory net capital of $20,506.

KMS has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at December 31, 2014, it had net capital of $3,075 which was $2,516 in excess of its required net capital of $559 and had a net capital ratio of 2.7 to 1.

Securities America, Triad, Investacorp, KMS and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At December 31, 2014, Premier Trust had stockholders’ equity of $1,366, including at least $250 in cash.

6.    Fixed Assets

Components of fixed assets, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2014	2013
Cost:
Leasehold improvements	$4,153	$3,839
Computer equipment	12,466	10,469
Furniture and fixtures	2,691	1,432
Other	13,886	9,392
	33,196	25,132
Less: accumulated depreciation and amortization	(13,376)	(9,266)
Total	$19,820	$15,866

7.    Intangible Assets

At December 31, 2014 and 2013, intangible assets subject to amortization consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

		December 31, 2014		December 31, 2013
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	1 & 7.7	$23,483	$9,223	$21,422	$6,359
Relationships with financial advisors	20, 10.2 & 9.2	81,438	23,704	68,688	17,554
Vendor relationships	7	3,613	3,458	3,613	2,998
Covenants not-to-compete	5 & 2.2	5,401	2,100	1,773	1,735
Customer accounts	10 & 6.9	2,029	1,516	2,029	1,266
Renewal revenue	7.8	39,503	5,563	—	—
Trade names	10, 7.2 & 9	15,154	2,099	12,290	3,716
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6.4	861	861	861	861
Referral agreement	6.6	124	81	124	64
Other	6	67	67	67	63
Total		$174,259	$51,258	$113,453	$37,202

Aggregate amortization expense amounted to $14,056, $11,594 and $11,683 for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2014 is 8.22 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2015	$18,509
2016	18,311
2017	17,834
2018	17,204
2019	13,778
2020 – 2027	37,364
$123,000

8.  Goodwill

Changes to the carrying amount of goodwill during the years ended December 31, 2014 and 2013 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Insurance Brokerage	Total
Balance as of January 1, 2013	$301	$90,277	$—	$90,578
Benefit applied to reduce goodwill	—	(77)	—	(77)
Balance as of December 31, 2013	$301	$90,200	$—	$90,501
Benefit applied to reduce goodwill	—	(68)	—	(68)
Business acquisitions	—	13,290	11,515	24,805
Balance as of December 31, 2014	$301	$103,422	$11,515	$115,238

The annual impairment tests performed at December 31, 2014 and 2013, based on quantitative and qualitative assessments, did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

In 2014 and 2013, the carrying amount of goodwill was reduced by $68 and $77, respectively, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

9.  Notes Receivable from Financial Advisors

From time to time, the Company’s broker-dealer subsidiaries may make loans to their financial advisors. These loans are primarily given to newly-recruited advisors to assist in the transition process. In connection with the Securities America acquisiton in 2011, the Company made retention loans aggregating $20,000 to Securities America’s financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest of up to 8.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2021. The notes are amortized over the forgiveness period which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of December 31, 2014 and 2013, the allowance amounted to $215 and $419, respectively.

The net carrying value of notes receivable, which are recorded at cost, as of December 31, 2014 and 2013 was $26,152 and $31,751, respectively, which approximates fair value. Fair value is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted present value amount (Level 2 inputs).

10. Deferred Compensation Plan

Securities America has a deferred compensation plan which allowed certain members of management and qualified financial advisors to defer a portion of their compensation and commissions. Participants were able to elect various distribution options, but must be a plan participant for five years before any distributions can be made. Securities America has purchased variable life insurance contracts with cash surrender values that are designed to replicate the gains and losses of the deferred compensation liability and are held in a consolidated Rabbi Trust. The cash surrender values of the life insurance contracts held in the Rabbi Trust are intended to informally fund a portion of the deferred compensation liability. Securities America is the owner and beneficiary of these policies, for which the aggregated cash surrender value totaled $10,419 and $12,370 as of December 31, 2014 and 2013, respectively. The deferred compensation liability of $17,640 and $19,056 as of December 31, 2014 and 2013, respectively, reflects the current value of the deferred compensation benefits, which is subject to change with market value fluctuations. The deferred compensation liability is equal to the theorized value of the underlying employee investment fund elections in the plan. Changes in the value of the assets or liabilities are recognized in the consolidated statements of operations.

11.  Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns with its subsidiaries.

Income taxes consist of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	Federal	State and Local	Total
2014:
Current	$947	$1,160	$2,107
Deferred	(21,012)	(4,509)	(25,521)
Benefit applied to reduce goodwill	—	68	68
	$(20,065)	$(3,281)	$(23,346)
2013:
Current	$403	$1,492	$1,895
Deferred	731	223	954
Benefit applied to reduce goodwill	—	77	77
	$1,134	$1,792	$2,926
2012:
Current	$—	$514	$514
Deferred	527	350	877
Benefit applied to reduce goodwill	—	71	71
	$527	$935	$1,462

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) in 2014 and (34%) in 2013 and 2012 to income (loss) before income taxes as a result of the following differences:

	2014	2013	2012
Income (loss) before income taxes	$10,006	$2,404	$(14,892)
Expense (benefit) under statutory U.S. tax rates	3,502	817	(5,063)
Increase (decrease) in taxes resulting from:
(Decrease) increase in valuation allowance	(28,590)	(272)	8,500
Change in fair value of contingent consideration, not taxable	—	41	(2,844)
Other nondeductible items	818	1,085	346
State taxes, net of federal benefit	689	1,183	340
Other, net	235	72	183
Income tax expense (benefit)	$(23,346)	$2,926	$1,462

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

Deferred tax amounts are comprised of the following at December 31:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	2014	2013	*
Deferred tax assets (liabilities):
Net operating loss carryforwards	$19,593	$25,353
AMT credit carryforward	1,045	706
Accrued expenses	2,111	3,104
Compensation and benefits	16,592	13,666
Deferred compensation liability	6,421	6,937
Securities owned	867	701
Total deferred tax assets	46,629	50,467
Valuation allowance	—	(28,590)
Net deferred tax assets	46,629	21,877
Fixed assets	(4,422)	(2,781)
Intangibles	(37,859)	(20,206)
Goodwill	(7,564)	(6,389)
Total deferred liabilities	(49,845)	(29,376)
Net deferred tax liability	$(3,216)	$(7,499)

*Deferred tax assets net of deferred tax liabilities were decreased $7,801 with a corresponding decrease in the valuation allowance previously recorded.

Realization of deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to goodwill, which is amortized for tax purposes, will reverse when goodwill is disposed of or impaired. Because such period is not determinable and, based on available evidence, management was unable to determine that realization of the deferred tax assets was more likely than not, management provided a valuation allowance to fully offset deferred tax assets net of deferred tax liabilities other than that related to goodwill at December 31, 2013.

As HCHC Acquisition and KMS will be included in the Company’s consolidated federal and certain combined state and local income tax returns, deferred federal and a substantial portion of deferred state and local tax liabilities assumed in the acquisition (see Note 3) are able to offset the reversal of the Company’s pre-existing deferred tax assets. Accordingly, the Company’s deferred tax valuation allowance at December 31, 2013 has been reduced to the extent of $21,238 of the deferred tax liability recorded in the acquisitions and recorded as a deferred tax benefit in the 2014 consolidated statement of operations.

In the fourth quarter of 2014, after utilizition of a portion of the Company's net operating loss carryforward to offset taxable income for 2014 and a corresponding reversal of $5,760 of the valuation allowance, the remaining valuation allowance of $1,592 was reversed and recorded as a deferred tax benefit in the 2014 consolidated statement of operations. Management's decision for such reversal was based on income from operations in 2014 as well as reductions in interest expense due to the repayment of debt from proceeds of preferred stock and expectation of future taxable income, including future reversals of existing taxable temporary differences. Based on such available evidence, management concluded that it is more likely than not that the Company's deferred tax assets at December 31, 2014 would be realized and no valuation allowance was required.

At December 31, 2014, the Company and its subsidiaries had a consolidated net operating loss carryforward of approximately $62,000 for federal income tax purposes expiring in various years from 2021 through 2032. The annual utilization of the net operating loss carryforwards may be limited in future years due to the change in ownership provisions prescribed by Section 382 of the U.S. Internal Revenue Code. Goodwill for tax purposes recognized in connection with the acquisition of Triad by the Company, all of which is tax deductible, exceeded the amount of goodwill recognized in the financial statements. Authoritative accounting guidance in effect when the acquisition was consummated requires the tax benefit for the excess goodwill to be recognized when realized and applied first to reduce goodwill and thereafter reduce non-current intangible assets with the remaining benefit recognized as a reduction of income tax expense.
The federal net operating loss carryforward at December 31, 2014 includes $2,033 applicable to amortization of excess tax goodwill. Upon utilization of the carryforward the related tax benefit will be applied to reduce goodwill.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2014. The Company has elected to classify interest and penalties that would accrue with respect to unrecognized tax benefits as interest and other expense, respectively.

The Company's tax years 2011 through 2014 remain open to examination by most taxing authorities. Tax years in which the Company generated net operating loss carryforwards are subject to examination only with respect to such net operating loss carryforwards upon utilization in future years.

Prior to being acquired by the Company in November 2011, Securities America was included in consolidated federal and state income tax returns filed by its parent Ameriprise Financial, Inc. ("Ameriprise"). Accordingly, Securities America is jointly, with other members of the consolidated group, and severally liable for any additional taxes that may be assessed against the group. In connection with the acquisition, Ameriprise has agreed to indemnify the Company for any such assessments imposed on any members of the group other than Securities America.

Ameriprise has disclosed that in 2014 the IRS completed auditing its U.S. income tax returns for 2008 through 2011. However, the years remain open because of certain un-agreed upon issues. Ameriprise or certain of its subsidiaries' state income tax returns are currently under examination by various jusrisdictions for years ranging from 1997 through 2011.

12.	Notes Payable

Notes payable consisted of the following:

	December 31,
	2014	2013
Notes payable to clearing firm under forgivable loans	$10,356	$14,285
Note payable to a subsidiary of Premier Trust’s former shareholder	200	450
Notes payable to finance Securities America acquisition, net of $627 and $1,618 of unamortized discount in 2014 and 2013, respectively	29,201	48,232
Note payable under subsidiary's term loan with bank	1,406	1,681
Notes payable by subsidiary to certain former shareholders of Highland	6,737	—
Notes payable to KMS' former shareholders, net of $466 of unamortized discount	7,534	—
Other	600	—
Total	$56,034	$64,648

The Company estimates that the fair value of notes payable was $53,102 at December 31, 2014 and $60,182 at December 31, 2013 based on then current interest rates at which similar amounts of debt could currently be borrowed (Level 2 inputs). As of December 31, 2014, the Company was in compliance with all debt covenants in its debt agreements.

Revolving Credit Agreement

In 2007, the Company entered into a $40,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of the Company’s chairman of the board and principal shareholder. Borrowings of up to $40,000 are permitted under the Frost Gamma credit agreement and bear interest at a rate of 11% per annum, payable quarterly. The Company may repay outstanding amounts at any time prior to the maturity date of August 25, 2016, without penalty, and may re-borrow up to the full amount of the agreement. In 2013, the Company used a portion of the net proceeds from the sale of Series A Preferred Stock to repay the outstanding balance (approximately $39,300) under the revolving credit agreement. At December 31, 2014 and 2013, the Company had no outstanding balance under the revolving credit agreement. Interest expense amounted to $364, $1,757 and $3,302 in 2014, 2013 and 2012, respectively.

The note issued under the credit agreement contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Under the revolving credit agreement, Frost Gamma received a warrant to purchase 2,000,000 shares of LTS common stock. The warrant is exercisable at any time prior to October, 19, 2017 at an exercise price of $1.91 per share. The warrant, which is classified as debt issue cost, was valued at $3,200 based on the Black-Scholes option pricing model, and is being amortized under the straight-line method over the remaining term of the revolving credit agreement.

NFS Forgivable Loans

On November 4, 2011, the primary clearing firm of the Company's subsidiaries, National Financial Services LLC (“NFS”), a Fidelity Investments® company, provided the Company with a seven-year, $15,000 forgivable loan. The Company used the forgivable loan proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, the Company may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. Upon meeting annual revenue targets, principal and interest, respectively, of $2,143 and $652 in 2014, $2,143 and $787 in 2013 and $2,143 and $919 in 2012, were forgiven and included in other income.

In connection with the entering into the new forgivable loan, Securities America and the Company’s other broker-dealer subsidiaries amended their clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, the Company and NFS amended the terms of the 2009 forgivable loan made by NFS to the Company such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without the Company being required to satisfy the annual clearing revenue targets previously established. Interest on the 2009 loan accrues at the prime rate plus 2% . Upon meeting annual revenue targets, principal and interest, respectively, of $1,786 and $187 in 2014, $1,786 and $280 in 2013 and $1,786 and $446 in 2012, were forgiven and included in other income.

The Company has expensed, and will continue to expense, interest under the loan agreements prior to forgiveness.

The forgivable loan agreements contain covenants, including limitations on the incurrence of additional indebtedness, maintenance of minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreements may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreements are secured by the Company’s, but not its subsidiaries’, deposits and accounts held at NFS or its affiliates, which amounted to $49,771 at December 31, 2014.

Premier Trust Note

On September 1, 2010, as part of the consideration paid for Premier Trust, the Company issued a five-year, non-negotiable promissory note in the aggregate principal amount of $1,161 to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum and is payable in 20 equal quarterly installments.

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

The warrants were valued at $9,428 utilizing the Black-Scholes option pricing model.

The value of the warrants were credited to additional paid-in capital with a corresponding reduction in the carrying value of the notes as debt discount, which is being amortized over the term of the notes by the interest method.

The Lenders under the November 2011 Loan included Frost Nevada Investments Trust ("Frost Nevada"), an affiliate of the Company's chairman of the board and principal shareholder, Vector Group, Ltd. ("Vector Group"), a principal shareholder of the Company, and the Company's president and chief executive officer and a director. At December 31, 2014, the outstanding principal amounts loaned by Frost Nevada, Vector Group and the Company's president and chief executive officer were $25,076, $2,786 and $10, respectively.

Interest paid to Frost Nevada, Vector Group and the Company's president and chief executive officer and director amounted to $4,334, $482 and $6 in 2014, $13,546, $1,323 and $15 in 2013 and $16,366, $1,499 and $19 in 2012, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock in the years ended December 31, 2014 and 2013, respectively (see Note 15), to prepay $20,022 and $110,850 principal amount of the $160,700 aggregate principal amount of the November 2011 Loan. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the years ended December 31, 2014 and 2013 of $548 and $4,547, respectively, which included unamortized discounts and write-off of debt issue costs. In February 2015, the Company prepaid an additional $11,852 principal amount of the November 2011 Loan.

Bank Term Loan - Securities America

On November 6, 2013, Securities America Financial Corporation, which is the parent of Securities America, entered into a loan agreement with a third-party financial institution for a term loan in the aggregate principal amount of approximately $1,709. The term loan bears interest at 5.5%, has a 54-month term and is collateralized by Securities America’s non-forgivable financial advisor note portfolio. Pursuant to this loan agreement, up to $1,500 aggregate principal amount of additional loans is available, subject to certain conditions. Any additional loans would bear interest at 5.5% per annum. At December 31, 2014 and 2013, respectively, $1,406 and $1,681 was outstanding under this loan.

The loan agreement contains certain affirmative and negative covenants, including covenants regarding Securities America’s client asset levels and number of financial advisors.

Promissory Notes - Highland

As of July 31, 2014, the date of the Highland acquisition, Highland had $21,834 payable under a credit agreement that was repaid by the Company. As of December 31, 2014, HCHC Acquisition, as successor in interest to Highland's parent, had outstanding $6,737 of its 10% promissory notes due February 26, 2019. Accrued interest on the promissory notes is payable quarterly. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest that would otherwise have been payable through August 26, 2016, less any interest already paid.

Promissory Notes - KMS

On November 15, 2014, as part of the consideration paid for the acquisition of KMS, the Company issued four-year promissory notes, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest, in the aggregate principal amount of $8,000 to the former shareholders of KMS. The carrying value of promissory notes at December 31, 2014, net of $466 unamortized discount, amounts to $7,534.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Other

KMS has a subordinated note payable to a current officer of KMS, in the amount of $600 payable in August 2016 plus monthly interest at prime plus one percent. The prime rate was 3.25 percent at December 31, 2014. Total interest paid on the note in 2014 was $26. The note is subordinated to present and future creditors of KMS.

13.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through April 2021. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through February 2016. As of December 31, 2014, minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2015	$9,479	$2,059	$7,420
2016	6,501	4	6,497
2017	5,240	—	5,240
2018	1,726	—	1,726
2019	1,095	—	1,095
Thereafter	1,879	—	1,879
Total	$25,920	$2,063	$23,857

Deferred rent of $1,514 and $1,871 at December 31, 2014 and 2013, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

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

In December 2012, a purported class action suit was filed in the Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent for a 2010 offering of WEMU securities. The complaint alleged that the defendants, including Ladenburg, were liable for violations of state securities laws. On August 11, 2014, the parties entered into a settlement agreement resolving all claims in the complaint, which is pending final court approval, in exchange for Ladenburg's payment of $1,325. Such amount was accrued at December 31,2013 and paid in December 2014.

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

During the period from June to November 2013, and in September 2014, seven former clients of Triad filed arbitration claims concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. All but two of the claimants have entered into settlement agreements with Triad that resolved all of such claimants' claims; the amounts paid by Triad in connection with the settlements were not material. The two remaining claims, which seek purported investment losses totaling $2,416, and other relief, are currently pending. The Company believes the claims are without merit and intends to vigorously defend against them.

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

In January 2014, a client of a former Securities America representative requested that the arbitration panel add two Securities America affiliates to an arbitration claim concerning the suitability of a $15,000 life insurance policy, not sold through Securities America or its affiliates. The claim seeks $3,000 in compensatory damages, and other relief. In June 2014, the client withdrew the request to add the Securities America affiliates to the claim, subject to a tolling agreement.

From April to September 2014, and in January 2015, eight arbitration claims were filed on behalf of 46 individuals against Securities America and another brokerage firm concerning purported unauthorized trading and unsuitability of investments made on their behalf by a registered representative. Securities America believes that all or virtually all of the transactions at issue occurred while the registered representative was affiliated with his prior brokerage firm. On October 17, 2014, the parties to one of the arbitration claims reached an agreement in principle to resolve all claims on behalf of 29 individuals; the amount to be paid in connection with that settlement is not material. The 17 claimants in the remaining seven arbitration claims are seeking reimbursement of investment losses that may exceed $4,500, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, as well as the underwriters of ARCP’s May 21, 2014 offering of $1,656,000 common stock (“May 21, 2014 Offering”) and three prior notes offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 21, 2014 Offering and as one of eight underwriters of ARCP’s July 13, 2013 offering of $330,000 in convertible notes. The complaints allege, among other things, that the offering materials contained misrepresentations of ARCP’s adjusted funds from operations and the effectiveness of ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The Company believes the claims against Ladenburg are without merit and intends to vigorously defend against them.

In the ordinary course of business, in addition to the above disclosed matters, the Company's subsidiaries are defendants in other litigation and arbitration proceedings and may be subject to unasserted claims primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated (after giving effect to any expected insurance recovery), the Company accrues such amount. Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately  $359 at December 31, 2014 and $3,291 at December 31, 2013 for certain pending matters.
For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

14. Off-Balance-Sheet Risk and Concentration of Credit Risk

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Securities America, Triad, Investacorp, KMS and Ladenburg do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to clearing brokers, which maintain cash and the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities create exposure to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing brokers, as each of Securities America, Triad, Investacorp, KMS and Ladenburg has agreed to indemnify its clearing brokers for any resulting losses. Each of Securities America, Triad, Investacorp, KMS and Ladenburg continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Securities America, Triad, Investacorp, KMS and Ladenburg securities transactions are provided by two clearing brokers. At December 31, 2014 and December 31, 2013, amounts due from these clearing brokers were $38,760 and $31,391, respectively, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of December 31, 2014 and December 31, 2013, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

15. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares, and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. Since inception through December 31, 2014, 6,596,152 shares of common stock have been repurchased for $15,624 under the program, including 2,846,395 shares repurchased for $9,535 in 2014. On August 15, 2013, the Company purchased 3,000,000 shares of its common stock at a price of $1.67 per share, or a total cost of $5,010, in a privately-negotiated transaction, which was not made pursuant to its stock repurchase program.

Warrants

As of December 31, 2014, outstanding warrants to acquire the Company’s common stock were as follows:

Expiration Date	Exercise Price	Number of Shares
2016	$0.94	1,249,000
2016	0.96	400,000
2016	0.68	1,533,334
2016	1.68	10,699,999
2017	1.91	2,000,000
		15,882,333

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

In 2014, warrants were exercised to purchase 13,333 shares of the Company's common stock. The intrinsic value on the date of exercise was $23. In 2013, warrants were exercised to purchase 1,002,065 shares of the Company's common stock, net of 224,601 shares tendered in payment of the exercise price. The intrinsic value on the date of exercise was $2,526.

Capital Stock

On May 21, 2013, the Company filed Articles of Amendment with the Department of State of the State of Florida to designate 5,290,000 shares of the Company's authorized preferred stock, par value $0.0001 per share, as shares of Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth therein (the “Articles of Amendment”). The Articles of Amendment became effective on May 24, 2013. In addition, on June 24, 2013, the Company filed a further amendment to designate an additional 3,000,000 preferred shares as Series A Preferred Stock. In 2014, the Company filed articles of amendment to the Company's Articles of Incorporation to designate an additional 6,000,000 shares as Series A Preferred Stock.
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
On June 24, 2013, June 13, 2014 and November 21, 2014, the Company entered into Equity Distribution Agreements under which it may sell up to an aggregate of 9,000,000 shares of its Series A Preferred Stock from time to time in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the years ended December 31, 2014 and 2013, the Company sold 4,906,734 and 899,497 shares of Series A Preferred Stock, respectively, pursuant to the “at the market” offerings, which provided total gross proceeds to the Company of $111,148

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

and $22,062, respectively, before deducting commissions paid to unaffiliated sales agents and offering expenses aggregating $2,531 and $411, respectively.
Dividends of $17,244 and $6,911 were paid during the year ended December 31, 2014 and 2013, respectively, on the Series A Preferred Stock based on a monthly dividend of approximately $0.17 per share from the date of issuance of the Series A Preferred Stock.
On June 25, 2014, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock from 600,000,000 to 800,000,000.

16. Per Share Data

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2014 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$33,352	$(522)	$(16,354)
Loss attributable to noncontrolling interest	(81)	(68)	—
Net income (loss) attributable to the Company	33,433	(454)	(16,354)
Dividends declared on preferred stock	(17,244)	(6,911)	—
Net income (loss) available to common shareholders	$16,189	$(7,365)	$(16,354)

Weighted average common shares outstanding – basic	182,768,494	182,295,476	183,572,582
Effect of dilutive securities:
Options to purchase common stock	15,411,800	—	—
Warrants to purchase common stock	8,331,539	—	—
Restricted shares	604	—	—
Dilutive potential common shares	23,743,943	—	—
Weighted average common shares outstanding – dilutive	206,512,437	182,295,476	183,572,582
Net income (loss) per common share:
Basic	$0.09	$(0.04)	$(0.09)
Diluted	$0.08	$(0.04)	$(0.09)

During 2014, 2013 and 2012, options, warrants and restricted stock to purchase 3,215,621, 55,398,631 and 54,837,515 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

17.  Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s amended and restated Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2014, 89,581 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.87 to $4.03; during 2013, 112,646 shares of LTS common stock were issued to employees under this plan, at prices ranging from $1.57 to $2.97; and during 2012, 98,513 shares of LTS common stock were issued to employees under this plan, at prices ranging from $1.25 to $1.69. These share issuances resulted in a capital contribution of $291, $201 and $138 for 2014, 2013 and 2012, respectively.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provide for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The 1999 Plan provides for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. In 2014, the 2009 Plan was amended to provide for the granting of up to 45,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”)). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2014, 22,929,061 and 1,194,854 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively.

A summary of the status of the 1999 Plan at December 31, 2014 and changes during the years ended December 31, 2014, 2013 and 2012 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	17,765,468	$1.36	6.0	$19,977
Granted	500,000	2.80
Exercised	(881,500)	0.88
Forfeited	(35,000)	1.90
Expired	(46,500)	0.27
Options outstanding, December 31, 2012	17,302,468	1.43	5.3	4,475
Exercised	(285,067)	1.33
Forfeited	(30,000)	1.38
Expired	(55,000)	0.34
Options outstanding, December 31, 2013	16,932,401	1.43	4.4	28,748
Exercised	(1,141,200)	1.10
Expired	(5,200)	1.01
Options outstanding, December 31, 2014	15,786,001	$1.46	3.6	$39,353
Vested or expected to vest, December 31, 2014	15,784,184	$1.46	3.6	$39,350
Options exercisable, December 31, 2014	15,154,750	$1.44	3.5	$38,048

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

A summary of the status of the 2009 Plan at December 31, 2014 and changes during the years ended December 31, 2014, 2013 and 2012 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	12,503,994	1.55	9.6	11,651
Granted	3,725,000	2.57
Forfeited	(291,279)	1.73
Options outstanding, December 31, 2012	15,937,715	$1.78	8.7	$790
Granted	2,788,212	1.41
Exercised	(272,955)	1.39
Forfeited	(307,408)	1.51
Options outstanding, December 31, 2013	18,145,564	$1.74	8.0	$25,285
Granted	3,641,212	3.29
Exercised	(1,174,376)	1.56
Forfeited	(233,201)	1.64
Options outstanding, December 31, 2014	20,379,199	$2.03	7.4	$39,303
Vested or expected to vest, December 31, 2014	20,218,120	$2.02	7.4	$39,030
Options exercisable, December 31, 2014	10,892,035	$1.69	6.9	$24,608

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the option plans. A summary of the status of these options at December 31, 2014 and changes during the years ended December 31, 2014, 2013 and 2012 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011 and 2012	4,475,000	$1.63	4.4	$516
Exercised	(50,000)	1.05
Options outstanding, December 31, 2013	4,425,000	$1.63	3.4	$6,624
Exercised	(10,000)	1.05
Options outstanding, December 31, 2014	4,415,000	$1.63	2.4	$10,224
Vested or expected to vest, December 31, 2014	4,415,000	$1.63	2.4	$10,224
Options exercisable, December 31, 2014	4,415,000	$1.63	2.4	$10,224

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

The weighted-average grant date fair value of employee and director options granted during the years ended December 31, 2014, 2013 and 2012 was $1.85, $0.74 and $1.13, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	—%	—%	—%
Expected volatility	64.94%	65.66%	62.87%
Risk-free interest rate	2.02%	1.17%	1.00%
Expected life (in years)	6.4	6.2	6.2

The weighted average expected life for the 2014, 2013 and 2012 grants to employees and directors reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company estimates the expected term for stock options awarded to independent financial advisors using the contractual term. Expected volatility in 2012, 2013 and 2014 was based on blended volatility comprised of the historical volatility of the common stock of the Company and its peers over the same number of years as the expected life, prior to the option grant date.

Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date.

As of December 31, 2014, there was $11,059 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.77 years.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 amounted to $4,640,$957 and $1,267, respectively. Tax benefits related to option exercise were not deemed to be realized since net operating loss carryforwards are available to offset taxable income computed without giving effect to the deductions related to option exercises.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period and applying a forfeiture percentage as estimated by the Company’s management, using historical information. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award. For the years ended December 31, 2014, 2013 and 2012, non-cash compensation expense relating to stock option agreements granted to employees, consultants and advisors amounted to $10,539, $6,766 and $4,690, respectively.

In September 2010, the Company granted 200,000 restricted shares of the Company’s common stock to employees pursuant to the 2009 Plan with vesting conditioned upon the employees continued employment at September 23, 2012. During 2012 12,500 shares were forfeited. For the year ended December 31, 2012, the Company has recorded an expense of $54, associated with the grants.

In December 2014, the Company granted and issued 14,409 restricted shares of the Company's common stock to an employee pursuant to the 2009 Plan which will vest in equal amounts over three years beginning with October 15, 2015. For the year ended December 31, 2014, the Company has recorded an expense of $2.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

19. Segment Information

The Company has three operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Securities America, Triad, Investacorp and KMS to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense and financial advisor acquisition expense, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention and forgivable loans and financial advisor acquisition expenses or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income before income taxes, net income and cash flows from operating activities.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

Segment information for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Independent Brokerage and Advisory Services		Ladenburg	Insurance Brokerage	Corporate		Total
2014
Revenues	$816,581		$73,298	$26,164	$5,210		$921,253
Income (loss) before income taxes	10,520		14,846	(841)	(14,519)	(1)	10,006
EBITDA, as adjusted (5)	50,596		16,174	2,315	(7,907)		61,178
Identifiable assets	350,225		39,845	67,941	52,747		510,758
Depreciation and amortization	14,978		665	2,743	11		18,397
Interest	5,460		67	297	1,166		6,990
Capital expenditures	6,058		1,002	253	134		7,447
Non-cash compensation	6,751		612	116	3,062		10,541

2013
Revenues	$723,246	(2)	$69,603	$—	$267	(3)	$793,116
Income (loss) before income taxes	4,850		11,689	—	(14,135)	(1)(4)	2,404
EBITDA, as adjusted (5)	52,549		13,188	—	(8,534)	(4)	57,203
Identifiable assets	320,239		33,950	—	6,631		360,820
Depreciation and amortization	14,475		791	—	49		15,315
Interest	12,527		75	—	2,836		15,438
Capital expenditures	4,898		1,963	—	—		6,861
Non-cash compensation	3,667		646	—	2,453		6,766

2012
Revenues	$598,851		$45,701	$—	$5,559		$650,111
Income (loss) before income taxes	(6,087)		65	—	(8,870)	(1)	(14,892)
EBITDA, as adjusted (5)	35,890		1,829	—	(1,891)		35,828
Identifiable assets	318,005		17,636	—	2,488		338,129
Depreciation and amortization	15,158		835	—	68		16,061
Interest	19,803		79	—	4,659		24,541
Capital expenditures	5,356		115	—	6		5,477
Non-cash compensation	1,640		850	—	2,254		4,744

(1)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(2)
Includes brokerage commissions of $4,240 and $908 in the Ladenburg and Independent brokerage and advisory services segments, respectively, related to the sale of the Company's Series A Preferred Stock (eliminated in consolidation).

(3)	Includes the elimination of $5,148 of revenue referred to in footnote (2).

(4)
Includes the elimination of $2,545, consisting of $5,148 of revenue, net of employee brokerage commission expenses of $2,603 charged to additional paid-in capital related to sale of the Company's Series A Preferred Stock.

(5)	The following table reconciles EBITDA, as adjusted, to income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
EBITDA, as adjusted	2014	2013		2012
Independent Brokerage and Advisory Services	$50,596	$52,549		$35,890
Ladenburg	16,174	13,188		1,829
Insurance Brokerage	2,315	—		—
Corporate	(7,907)	(8,534)		(1,891)
Total segments	61,178	57,203	*	35,828	*
Adjustments:
Interest income	245	194		185
Change in fair value of contingent consideration	12	(121)		7,111
Loss on extinguishment of debt	(548)	(4,547)		—
Interest expense	(6,990)	(15,438)		(24,541)
Depreciation and amortization	(18,397)	(15,315)		(16,061)
Non-cash compensation expense	(10,541)	(6,766)		(4,744)
Amortization of retention and forgivable loans	(11,041)	(11,544)		(11,664)
Financial advisor acquisition expense	(1,489)	(1,194)		(1,006)
Acquisition-related expense	(2,342)	—		—
Loss attributable to noncontrolling interest	(81)	(68)		—
Income (loss) before income taxes	$10,006	$2,404		$(14,892)

* Includes increases of $5,578 in 2013 and $5,324 in 2012 related to amortization of forgivable loans and financial advisor acquisition expenses to conform to the 2014 presentation.

20.  Related Party Transactions

On August 13, 2010, Investacorp entered into a five-year lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with the Company’s chairman of the board and principal shareholder, in an office building in Miami, Florida. The lease which commenced on October 1, 2010, provides for aggregate payments during the five-year term of approximately $1,574 and minimum annual payments of $315. Rent expense under such lease amounted to $351, $320 and $293 in 2014, 2013 and 2012, respectively.

Ladenburg’s principal executive offices are located in the same office building in Miami, Florida, where the Company leases approximately 18,150 square feet of office space from FREH. Ladenburg’s lease was renewed in March 2013 and now expires in February 2018. The lease provides for aggregate payments during the five-year term of approximately $2,995 and minimum annual payments of $599. Rent expense under such lease amounted to $578, $572 and $560 in 2014, 2013 and 2012, respectively.

The Company is a party to an agreement with Vector Group Ltd. (“Vector”), where Vector has agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial, tax and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns. Various executive officers and directors of Vector and its subsidiary New Valley serve as members of the board of directors of the Company and Vector and its subsidiaries own approximately 8.17% of the Company’s common stock at December 31, 2014. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. The Company paid Vector $850 in 2014, $750 in 2013 and $750 in 2012 under the agreement and pays Vector at a rate of $850 per year in 2015.

See Note 12 for information regarding loan transactions involving related parties.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

21.  Quarterly Financial Data (Unaudited)

	Quarters
	1st	2nd	3rd		4th
2014:
Revenues	$211,818	$220,753	$223,732		$264,950
Expenses (a)	206,973	217,063	224,303		262,920
Income (loss) before item shown below	4,845	3,690	(571)		2,030
Change in fair value of contingent consideration	12	—	—		—
Income (loss) before income taxes	$4,857	$3,690	$(571)		$2,030
Net income	$4,264	$2,923	$15,738	(b)(d)	$10,427	(b)
Loss attributable to noncontrolling interest	21	21	20		19
Net income attributable to the company	$4,285	$2,944	$15,758	(b)(d)	$10,446	(b)
Dividends declared on preferred stock	(3,225)	(3,710)	(4,848)		(5,461)
Net income (loss) available to common shareholders	$1,060	$(766)	$10,910	(b)(d)	$4,985	(b)
Basic income (loss) per common share (c)	$0.01	$(0.00)	$0.06		$0.03
Diluted income (loss) per common share	$0.01	$(0.00)	$0.05		$0.02
Basic weighted average common shares	181,502,068	181,739,505	182,988,516		184,805,171
Diluted weighted average common shares	202,332,855	181,739,505	210,535,372		210,297,301

(a)	Includes a $1,927, $2,083, $3,679 and $2,852 charge for non-cash compensation in the first, second, third and fourth quarters of 2014 respectively.

(b)	Includes deferred income tax benefit from reversal of valuation allowance of $17,255, $0.08 per share diluted (3rd quarter) and $5,575, $0.03 per share diluted (4th quarter) (see Note 11).

(c)	Due to rounding, the sum of the quarters' basic income (loss) per common share amounts do not equal the full fiscal year amount.

(d)
Reflects retrospective increase of $2,955 to reflect measurement period adjustments of preliminary allocations of the purchase price related to the Highland acquisition which were finalized in the fourth quarter of 2014.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share and per share amounts)

	Quarters
	1st	2nd	3rd	4th
2013
Revenues	$187,305	$193,869	$200,489	$211,453
Expenses (a)	186,682	198,645	197,531	207,733
Income (loss) before item shown below	623	(4,776)	2,958	3,720
Change in fair value of contingent consideration	23	(144)	—	—
Income (loss) before income taxes	$646	$(4,920)	$2,958	$3,720
Net income (loss)	$123	$(5,536)	$2,379	$2,512
Loss attributable to noncontrolling interest	13	13	23	19
Net income (loss) attributable to the company	$136	$(5,523)	$2,402	$2,531
Dividend declared on preferred stock	—	(1,028)	(2,879)	(3,004)
Net income (loss) available to common shareholders	$136	$(6,551)	$(477)	$(473)
Basic and diluted income (loss) per common share	$0.00	$(0.04)	$(0.00)	$(0.00)
Basic weighted average common share	183,459,124	183,488,108	181,759,305	180,513,628
Diluted weighted average common share	188,458,448	183,488,108	181,759,305	180,513,628

(a)	Includes a $1,413, $1,380, $1,647 and $2,326 charge for non-cash compensation in the first, second, third and fourth quarters of 2013, respectively.

22.  Subsequent Events

Securities Service Network, Inc. Acquisition

On January 2, 2015, the Company acquired all of the issued and outstanding capital stock of Securities Service Network, Inc. (“SSN”) and Renaissance Capital Corporation (“RCC”). SSN is a leading independent broker-dealer, registered investment advisor and insurance agency based in Knoxville, TN. At the closing of the acquisition, the Company paid approximately $45,000, consisting of $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The promissory notes are secured by a pledge of the shares of SSN and RCC pursuant to a stock pledge agreement.

As the initial accounting for the business combination is incomplete at the time of issuance of these financial statements, the allocation of the purchase price to assets acquired and liabilities assumed and certain pro-forma data have not been presented.

Preferred Stock Offerings

From January 1, 2015 through March 12, 2015, the Company sold 2,601,898 shares of Series A Preferred Stock pursuant to its “at the market” programs under Rule 415 under the Securities Act, which provided net proceeds to the Company of $61,241. See Note 15.