Form 10-Q
period 2015-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2015-05-08
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Yes  ___ No  X
As of May 6, 2015 there were 186,412,004 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS

Cash and cash equivalents	$122,773	$103,087
Securities owned, at fair value	4,986	5,910
Receivables from clearing brokers	45,618	38,760
Receivables from other broker-dealers	2,131	1,788
Notes receivable from financial advisors, net	25,433	26,152
Other receivables, net	35,197	36,872
Fixed assets, net	20,777	19,820
Restricted assets	800	620
Intangible assets, net	148,792	123,000
Goodwill	124,734	115,238
Unamortized debt issue cost	535	644
Cash surrender value of life insurance	9,753	10,419
Other assets	31,224	28,448
Total assets	$572,753	$510,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$321	$230
Accrued compensation	11,984	23,483
Commissions and fees payable	48,817	45,294
Accounts payable and accrued liabilities	29,043	25,747
Deferred rent	1,456	1,514
Deferred income taxes	1,729	3,216
Deferred compensation liability	17,217	17,640
Accrued interest	1,031	1,129
Notes payable, net of $1,983 and $1,093 unamortized discount in 2015 and 2014, respectively	62,627	56,034
Total liabilities	174,225	174,287

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2015 and 2014: 8% Series A cumulative redeemable preferred stock; 14,290,000 shares authorized in 2015 and 2014; 14,049,170 and 11,096,231 shares issued and outstanding in 2015 and 2014, respectively (liquidation preference $351,229 in 2015 and $277,406 in 2014)	1	1
Common stock, $.0001 par value; authorized 800,000,000 shares in 2015 and 2014; shares issued and outstanding, 186,249,794 in 2015 and 184,968,487 in 2014	19	18
Additional paid-in capital	526,074	460,446
Accumulated deficit	(127,557)	(124,005)

Total shareholders’ equity of the Company	398,537	336,460

Noncontrolling interest	(9)	11
Total shareholders' equity	398,528	336,471

Total liabilities and shareholders' equity	$572,753	$510,758
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Revenues:
Commissions	$139,419	$100,599
Advisory fees	110,531	76,879
Investment banking	6,607	15,999
Principal transactions	424	782
Interest and dividends	547	1,703
Service fees and other income	21,295	15,856
Total revenues	278,823	211,818
Expenses:
Commissions and fees	210,962	151,739
Compensation and benefits	34,406	27,890
Non-cash compensation	3,260	1,927
Brokerage, communication and clearance fees	5,425	4,407
Rent and occupancy, net of sublease revenue	2,140	1,533
Professional services	3,109	2,148
Interest	1,440	1,893
Depreciation and amortization	6,590	3,838
Acquisition-related expense	108	—
Amortization of retention and forgivable loans	2,698	2,780
Loss on extinguishment of debt	252	314
Other	13,756	8,504
Total expenses	284,146	206,973
(Loss) income before item shown below	(5,323)	4,845
Change in fair value of contingent consideration	31	12
(Loss) income before income taxes	(5,292)	4,857
Income tax (benefit) expense	(1,720)	593
Net (loss) income	(3,572)	4,264
Net loss attributable to noncontrolling interest	(20)	(21)
Net (loss) income attributable to the Company	$(3,552)	$4,285
Dividends declared on preferred stock	(6,332)	(3,225)
Net (loss) income available to common shareholders	$(9,884)	$1,060

Net (loss) income per share available to common shareholders (basic)	$(0.05)	$0.01

Net (loss) income per share available to common shareholders (diluted)	$(0.05)	$0.01

Weighted average common shares used in computation of per share data:
Basic	184,998,551	181,502,068
Diluted	184,998,551	202,332,855

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2014	11,096,231	$1	184,968,487	$18	$460,446	$(124,005)	$11	$336,471
Issuance of common stock under employee stock purchase plan	—	—	51,983	—	190	—	—	190
Exercise of stock options	—	—	489,584	—	623	—	—	623
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	1,667	—	—	1,667
Stock-based compensation to employees	—	—	—	—	1,593	—	—	1,593
Issuance of restricted stock	—	—	1,143,581	1	—	—	—	1
Repurchase and retirement of common stock	—	—	(403,841)	—	(1,589)	—	—	(1,589)
Preferred stock issued, net of underwriting discount and expenses of $1,447	2,952,939	—	—	—	69,476	—	—	69,476
Preferred stock dividends declared and paid	—	—	—	—	(6,332)	—	—	(6,332)
Net loss	—	—	—	—	—	(3,552)	(20)	(3,572)
Balance, March 31, 2015	14,049,170	$1	186,249,794	$19	$526,074	$(127,557)	$(9)	$398,528

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(3,572)	$4,264
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Change in fair value of contingent consideration	(31)	(12)
Adjustment to deferred rent	(58)	(89)
Amortization of intangible assets	5,109	2,821
Depreciation and other amortization	1,481	1,017
Loss on extinguishment of debt	252	314
Amortization of debt discount	176	142
Amortization of debt issue cost	94	100
Amortization of retention loans	2,698	1,788
Deferred income taxes	(2,204)	254
Benefit attributable to reduction of goodwill	19	20
Non-cash interest expense on forgivable loan	251	210
Non-cash compensation expense	3,260	1,927
Loss on write-off of receivable from subtenant	855	—
Loss on write-off of furniture, fixtures and leasehold improvements, net	8	3

(Increase) decrease in operating assets, net of effects of acquisition:
Securities owned, at fair value	1,082	(1,928)
Receivables from clearing brokers	(6,228)	(8,668)
Receivables from other broker-dealers	(343)	(2,698)
Other receivables, net	4,286	(1,418)
Notes receivable from financial advisors, net	(1,754)	(10)
Cash surrender value of life insurance	666	844
Other assets	(2,915)	641

Increase (decrease) in operating liabilities, net of effects of acquisition:
Securities sold, but not yet purchased, at fair value	91	5,927
Accrued compensation	(11,499)	(6,831)
Accrued interest	(350)	(276)
Commissions and fees payable	61	3,926
Deferred compensation liability	(423)	(599)
Accounts payable and accrued liabilities	(1,689)	(1,705)
Net cash used in operating activities	(10,677)	(36)

Cash flows from investing activities:
Purchases of fixed assets	(2,390)	(2,037)
Decrease (increase) in restricted assets	(180)	100
Acquisition of SSN, net of cash acquired	(16,919)	—
Net cash used in investing activities	(19,489)	(1,937)

Cash flows from financing activities:
Issuance of Series A preferred stock	69,476	13,690
Issuance of common stock	814	841
Series A preferred stock dividends paid	(6,332)	(3,225)
Repurchases of common stock	(1,589)	(904)
Principal repayments on notes payable	(12,399)	(10,229)
Principal repayments under revolving credit facility, net	(118)	—
Net cash provided by financing activities	49,852	173
Net increase (decrease) in cash and cash equivalents	19,686	(1,800)
Cash and cash equivalents, beginning of period	103,087	50,329
Cash and cash equivalents, end of period	$122,773	$48,529

Supplemental cash flow information:
Interest paid	$1,265	$1,717
Taxes paid	1,118	1,446

Acquisition of SSN:
Assets acquired	$52,175	$—
Liabilities assumed	(4,888)	—
Net assets acquired	47,287	—
Promissory note	(18,697)	—
Due to selling shareholders	(3,590)	—
Cash paid in acquisition	25,000	—
Cash acquired in acquisition	(8,081)	—
Net cash paid in acquisition	$16,919	$—

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company”or "LTS") is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), KMS Financial Services, Inc. (“KMS”), which the Company acquired in October 2014, Securities Service Network, Inc. ("SSN"), which the Company acquired in January 2015, Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’), Premier Trust, Inc. (‘‘Premier Trust’’) and Highland Capital Brokerage, Inc. (“Highland”), which the Company acquired in July 2014.

Securities America, Triad, Investacorp, KMS and SSN are registered broker-dealers and investment advisors that serve the independent financial advisor community. The independent financial advisors of these independent broker-dealers primarily serve retail clients. Such entities derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services.

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

LTAM is a registered investment advisor. It offers various asset management products utilized by Ladenburg and Premier Trust’s clients, as well as clients of the Company's independent financial advisors.

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

Securities America's, Triad's, Investacorp's, KMS', SSN's and Ladenburg's customer transactions are cleared through clearing brokers on a fully-disclosed basis and such entities are subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board. Each entity is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Highland is subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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
The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 for additional disclosures and a description of accounting policies.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU requires retrospective adoption and is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. Adoption of ASU 2015-03 is not expected to have a material effect on the company's consolidated statement of financial condition.

2. Acquisitions

Securities Service Network, Inc.

On January 2, 2015, the Company acquired all of the issued and outstanding capital stock of SSN and an affiliated company Renaissance Capital Corporation (“RCC”). SSN is a leading independent broker-dealer, registered investment advisor and insurance agency based in Knoxville, TN. RCC is a corporation that owns fixed assets leased to SSN. The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest (valued at $18,697 based on an imputed interest rate of 5.1%). The promissory notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. The Company is obligated to pay an estimated amount of $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount, although such amount has not been finalized.

The Company has done a valuation study to determine the acquisition-date fair value of assets acquired and liabilities assumed and related allocation of purchase price of SSN. The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash	$8,081
Securities owned, at fair value	158
Receivables from clearing broker	630
Other receivables, net	2,611
Fixed assets, net	57
Notes receivable	225
Identifiable intangible assets	30,901
Goodwill	8,798
Other assets	714
Total assets acquired	52,175
Commissions and fees payable	3,462
Deferred income	44
Accounts payable and accrued liabilities	1,382
Total liabilities assumed	4,888
Total purchase price	$47,287

The Company intends to elect under Section 338 of the Internal Revenue Code to treat the acquisition as an asset acquisition and accordingly, goodwill will be deductible for income tax purposes over 15 years. Goodwill was assigned to the independent brokerage and advisory services segment. Factors that contributed to a purchase price resulting in the recognition of goodwill includes SSN's strategic fit with the company's existing businesses, including the resulting synergies and economies of scale expected from the acquisition.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Identifiable intangible assets as of the acquisition date consist of:

		Useful Life
		(years)
Relationships with financial advisors	$26,654	20
Developed technology	2,080	12.5
Trade name	1,756	9
Non-compete agreements	411	3
Total identifiable intangible assets	$30,901

Fair value amounts (Level 3 inputs) were determined using an income approach for relationships with financial advisors and non-compete agreements, the relief from royalty method for trade names and the cost approach for developed technology.

The accompanying condensed consolidated financial statements include the results of operations of Highland, KMS and SSN from their dates of acquisition; July 31, 2014, October 15, 2014 and January 2, 2015, respectively. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of KMS, Highland and SSN had occurred at the beginning of 2014. The pro forma net loss reflects amortization of the amounts ascribed to identifiable intangible assets acquired in the acquisitions, elimination of Highland's interest expense related to notes repaid at the date of acquisition and interest expense on notes issued in the KMS and SSN acquisitions. In addition, $21,238 of non-recurring income tax benefit resulting from the acquisitions of Highland and KMS has been eliminated from the pro forma results in 2014.

	Three months ended March 31, 2014
Revenue	$275,408
Net income	$3,198
Net loss available to common shareholders	$(6)
Basic and diluted loss per share available to common shareholders	$(0.00)
Weighted average common shares outstanding:
Basic and diluted	185,483,752	(a)

(a) Includes 3,981,684 shares issued in connection with the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions of KMS, Highland and SSN been completed as of the beginning of 2014, nor should it be taken as indicative of the Company’s future consolidated results of operations.

Combined revenues and net income for SSN for the period of acquisition through March 31, 2015, included in the accompanying statements of operations were $28,912 and $636, respectively.

3. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at March 31, 2015 and December 31, 2014 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Securities Owned	Securities Sold, But Not Yet Purchased
March 31, 2015
Certificates of deposit	$481	$(11)
Debt securities	1,962	(108)
U.S. Treasury notes	103	(201)
Common stock and warrants	661	(1)
Restricted common stock and warrants	871	—
Other investments	908	—
Total	$4,986	$(321)

December 31, 2014
Certificates of deposit	$465	$—
Debt securities	1,526	(45)
U.S. Treasury notes	102	(151)
Common stock and warrants	1,981	(34)
Restricted common stock and warrants	875	—
Other investments	961	—
Total	$5,910	$(230)

As of March 31, 2015 and December 31, 2014, approximately $4,433 and $5,429, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
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

Securities are carried at fair value and classified as follows:

As of March 31, 2015:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$481	$—	$—	$481
Debt securities	—	1,962	—	1,962
U.S. Treasury notes	—	103	—	103
Common stock and warrants	661	871	—	1,532
Other investments	—	908	—	908
Total	$1,142	$3,844	$—	$4,986

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$(11)	$—	$—	$(11)
Debt securities	—	(108)	—	(108)
U.S. Treasury notes	—	(201)	—	(201)
Common stock and warrants	(1)	—	—	(1)
Total	$(12)	$(309)	$—	$(321)

As of December 31, 2014:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$465	—	$—	$465
Debt securities	—	1,526	—	1,526
U.S. Treasury notes	—	102	—	102
Common stock and warrants	1,981	875	—	2,856
Other investments	—	961	—	961
Total	$2,446	$3,464	$—	$5,910

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(45)	$—	$(45)
U.S. Treasury notes	—	(151)		(151)
Common stock and warrants	(34)	—	—	(34)
Total	$(34)	$(196)	$—	$(230)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of March 31, 2015 and December 31, 2014, the fair values of the warrants were $500 and $403, respectively, and are included in common stock and warrants (level 2) above.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

4. Intangible Assets

At March 31, 2015 and December 31, 2014, intangible assets subject to amortization consisted of the following:

		March 31, 2015		December 31, 2014
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	1 & 7.7	$25,563	$10,039	$23,483	$9,223
Relationships with financial advisors	20, 10.2 & 9.2	108,092	25,748	81,438	23,704
Vendor relationships	7	3,613	3,520	3,613	3,458
Covenants not-to-compete	5, 3 & 2.2	5,812	2,404	5,401	2,100
Customer accounts	10 & 6.9	2,029	1,578	2,029	1,516
Renewal revenue	7.8	39,503	3,358	39,503	2,099
Trade names	10, 7.2 & 9	16,910	6,120	15,154	5,563
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6.4	861	861	861	861
Referral agreement	6.6	124	87	124	81
Other	6	67	67	67	67
Total		$205,160	$56,368	$174,259	$51,258

Aggregate amortization expense for the three months ended March 31, 2015 and 2014, respectively, amounted to $5,109 and $2,821. The weighted-average amortization period for total amortizable intangibles at March 31, 2015 is 10.16 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2015	$15,232
2016	20,142
2017	19,666
2018	18,898
2019	15,194
2020 – 2027	59,660
$148,792

5. Goodwill

Changes to the carrying amount of goodwill during the three months ended March 31, 2015 are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

	Ladenburg	Independent Brokerage and Advisory Services	Insurance Brokerage	Total
Balance as of December 31, 2014	$301	$103,422	$11,515	$115,238
Benefit applied to reduce goodwill	—	(19)	—	(19)
Adjustment related to allocation of Highland purchase price	—	—	717	717
Business acquisition	—	8,798	—	8,798
Balance as of March 31, 2015	$301	$112,201	$12,232	$124,734

During the three months ended March 31, 2015, the carrying amount of goodwill was reduced by $19, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

During the quarter ended March 31, 2015, the Company increased goodwill attributable to the Highland acquisition by $717 with a corresponding increase to the deferred tax liability previously recorded at date of acquisition.

6. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at March 31, 2015, each had a $250 minimum net capital requirement (except for Ladenburg, which had a minimum net capital requirement of $267 as calculated under 15c3-1(a)(4), minimum capital requirement for market makers). At March 31, 2015, Securities America had regulatory net capital of $4,383, Triad had regulatory net capital of $7,365, Investacorp had regulatory net capital of $5,302, KMS had regulatory net capital of $6,174 and Ladenburg had regulatory net capital of $19,170.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at March 31, 2015, it had net capital of $2,825, which was $2,479 in excess of its required net capital of $347, and had a net capital ratio of 1.8 to 1.

Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At March 31, 2015, Premier Trust had stockholders’ equity of $1,323, including at least $250 in cash.

7. Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns together with its subsidiaries. Income tax benefit was $1,720 for the three months ended March 31, 2015 and income tax expense was $593 for the three months ended March 31, 2014.

Income tax expense for the three months ended March 31, 2014 includes the tax effect of goodwill, which is amortized for the income tax purposes, of $294. The remainder of the tax provision principally represents federal alternative minimum tax and state and local income taxes. Income tax benefit for the three months ended March 31, 2015 of $1,720 consists of deferred tax benefit of $2,204 and current state and local tax expense of $484.

The effective tax rate differs from the statutory income tax rate for the 2014 period, primarily due to a tax provision related to amortization of goodwill for tax purposes and utilization of net operating loss carryforwards for

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

which valuation allowances had previously been provided. The effective tax rate differs from the statutory income tax rate for the 2015 period primarily due to state and local income taxes in jurisdictions where separate company tax returns are filed.

8.	Notes Payable

Notes payable consisted of the following:

	March 31, 2015	December 31, 2014
Notes payable to clearing firm under forgivable loans	$10,356	$10,356
Note payable to a subsidiary of Premier Trust’s former shareholder	135	200
Notes payable to finance Securities America acquisition, net of $326 and $627 of unamortized discount in 2015 and 2014, respectively	17,650	29,201
Note payable under subsidiary's term loan with bank	1,288	1,406
Notes payable by subsidiary to certain former shareholders of Highland	6,737	6,737
Notes payable to KMS' former shareholders, net of $436 and $466 of unamortized discount in 2015 and 2014, respectively	7,082	7,534
Notes payable to SSN's former shareholders, net of $1,221 of unamortized discount	18,779	—
Other	600	600
Total	$62,627	$56,034

The Company estimates that the fair value of notes payable was $57,953 at March 31, 2015 and $53,102 at December 31, 2014 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of March 31, 2015, the Company was in compliance with all covenants in its debt agreements.

The lenders under the notes payable to finance the Securities America acquisition (the “November 2011 Loan”) included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company's Chairman of the Board and principal shareholder, and Vector Group, Ltd. (“Vector Group”), a principal shareholder of the Company. At March 31, 2015, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock during the three months ended March 31, 2015 (see Note 11) and working capital to prepay $11,852 principal amount of the remaining aggregate principal amount of the November 2011 Loan. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the three months ended March 31, 2015 of $238, which included unamortized discounts and the write-off of debt issuance costs.

At March 31, 2015, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder.

On October 15, 2014, as part of the consideration paid for the acquisition of KMS, the Company issued four-year promissory notes to the former shareholders of KMS, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest, in the aggregate principal amount of $8,000. The carrying value of promissory notes at March 31, 2015, net of $436 unamortized discount, amounts to $7,082.

On January 2, 2015, as part of the consideration paid for the acquisition of SSN, the Company issued four-year promissory notes to the former shareholders of SSN, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest, in the aggregate principal amount of $20,000. The carrying value of promissory notes at March 31, 2015, net of $1,221 of unamortized discount, amounts to $18,779.

9. Commitments and Contingencies

Litigation and Regulatory Matters

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

In December 2012, a purported class action suit was filed in the Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent for a 2010 offering of WEMU securities. The complaint alleged that the defendants, including Ladenburg, were liable for violations of state securities laws. On August 11, 2014, the parties entered into a settlement agreement resolving all claims in the complaint, which is pending final court approval, in exchange for Ladenburg's payment of $1,325. Such amount was accrued at December 31, 2013 and paid in December 2014.

During the period from June to November 2013, and in September 2014, seven former clients of Triad filed arbitration claims concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. Five clients settled such claims between April 2014 and February 2015. In April 2015, the remaining two claimants entered into settlement agreements with Triad. The amounts paid by Triad in connection with the settlements were not material.

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

From April 2014 to April 2015, nine arbitration claims were filed on behalf of 48 individuals against Securities America and another brokerage firm concerning purported unauthorized trading and unsuitability of investments made on their behalf by a registered representative. Securities America believes that all or virtually all of the transactions at issue occurred while the registered representative was affiliated with his prior brokerage firm. On October 17, 2014, the parties to one of the arbitration claims reached an agreement in principle to resolve all claims on behalf of 29 individuals; the amount to be paid in connection with that settlement is not material. The 19 claimants in the remaining eight arbitration claims are seeking reimbursement of investment losses that may exceed $5,000, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, as well as the underwriters of ARCP’s May 21, 2014 offering of $1,656,000 in common stock (“May 21, 2014 Offering”) and three prior notes offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 21, 2014 Offering and as one of eight underwriters of ARCP’s July 13, 2013 offering of $300,000 in convertible notes. The complaints allege, among other things, that the offering materials contained misrepresentations of ARCP’s adjusted funds from operations and the effectiveness of ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The Company believes the claims against Ladenburg are without merit and intends to vigorously defend against them.

In March and April 2015, 32 individuals filed three arbitration claims against Triad and others concerning purported misrepresentations and unsuitability of trading in their advisory accounts. It appears that all or most of the transactions at issue were effected through an investment advisory firm not affiliated with Triad or the Company. The aggregate amount of compensatory damages sought is unspecified; the account values purportedly exceed $5,100. The Company believes the claims are without merit and intends to vigorously defend against them.

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
Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $223 at March 31, 2015 for certain pending matters, which are included in accounts payable and accrued liabilities. During the first quarter of 2015, the Company charged $223 to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

10. Off-Balance-Sheet Risk and Concentration of Credit Risk

Securities America, Triad, Investacorp, KMS, SSN and Ladenburg do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to clearing brokers, which maintain cash and the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities create exposure to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing brokers, as each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has agreed to indemnify such clearing brokers for any resulting losses. Each of such entities continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the broker-dealer subsidiaries' securities transactions are provided by two clearing brokers, which are large financial institutions.

At March 31, 2015, amounts due from these clearing brokers was $45,618, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of March 31, 2015, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

11. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares, and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. Since inception through March 31, 2015, 6,999,993 shares of common stock have been repurchased for $17,213 under the program, including the repurchase of 403,841 shares for $1,589 during the three months ended March 31, 2015.

Stock Compensation Plans

Options granted during the three months ended March 31, 2015 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

Grant Date		Expiration Date	Shares	Exercise Price	Fair Value(1)
January 2, 2015	(2)	January 2, 2025	500,000	$3.88	$1,163
January 20, 2015	(2)	January 20, 2025	850,000	$4.25	$2,550
January 20, 2015	(2)(3)	January 20, 2025	30,000	$4.25	$90

			1,380,000

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

Options to purchase 55,712 shares of common stock were forfeited during the three months ended March 31, 2015.

As of March 31, 2015, there was $17,083 of unrecognized compensation cost for stock-based compensation, of which $3,531 related to the 2015 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.30 years for all grants and approximately 3.76 years for the 2015 grants.

Options were exercised to purchase 489,584 shares of the Company’s common stock during the three months ended March 31, 2015, for which the intrinsic value on dates of exercise was $1,296.

Restricted stock granted during the three months ended March 31, 2015 were as follows:

Grant Date		Final Vesting Date	Shares	Fair Value(1)
January 20, 2015	(2)	January 20, 2019	1,115,000	$4,404
February 3, 2015	(3)(4)	October 27, 2018	28,581	$111
			1,143,581

(1)	Fair value is calculated using the closing price on date of grant.

(2)	Restricted stock vests in four equal annual installments beginning on the first anniversary of the grant date.

(3)	Compensation expense recognized each period is based on the awards estimated value at the most recent reporting date.

(4)	Restricted stock vests in four equal annual installments beginning on October 27, 2015 and each anniversary thereafter.

As of March 31, 2015, there was $4,111 of unrecognized compensation cost for stock-based compensation related to the 2015 restricted stock grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 3.77 years for all grants and approximately 3.74 years for the 2015 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,593 and attributed to consultants and independent financial advisors was $1,667 for the three months ended March 31, 2015.

Capital Stock

During the three months ended March 31, 2015, the Company sold 2,952,939 shares of Series A cumulative redeemable preferred stock ("Series A Preferred Stock"), pursuant to the “at the market” offering, which provided total gross proceeds to the Company of $70,923, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $1,447. From April 1, 2015 through May 2, 2015, the Company sold an additional 224,036 shares of Series A Preferred Stock, which provided total gross proceeds of $5,378 before deducting selling expenses of $108.

For the three months ended March 31, 2015, the Company paid dividends of $6,332, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

12. Per Share Data

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to the Company, decreased in the case of income and increased in the case of loss by dividends declared on preferred stock, by the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three months ended March 31,
	2015	2014
Basic weighted-average shares	184,998,551	181,502,068
Effect of dilutive securities:
Common stock options	—	13,615,579
Warrants to purchase common stock	—	7,215,208
Dilutive potential common shares	—	20,830,787
Weighted average common shares outstanding and dilutive potential common shares	184,998,551	202,332,855

For the three months ended March 31, 2015 options and warrants to purchase 57,297,236 shares of common stock and 1,157,990 restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. For the three months ended March 31, 2014 options and warrants to purchase 6,152,350 shares of common stock were not included in the computation of diluted income per share as the effect would have been anti-dilutive.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

14. Segment Information

The Company has three operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by the Company's independent broker-dealer subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor acquisition expense and other expense, which includes loss on write-off of receivable from subtenant and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention and forgivable loans and financial advisor acquisition expenses, or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income before income taxes, net income and cash flows from operating activities.

Segment information for the three months ended March 31, 2015 and 2014 was as follows:

	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
2015
Revenues	$254,869	$13,578	$10,273	$103		$278,823
(Loss) income before income taxes	716	174	(2,284)	(3,898)	(1)	(5,292)
EBITDA, as adjusted(3)	11,786	1,392	(378)	(2,310)		10,490
Identifiable assets	400,023	39,956	62,004	70,770	(2)	572,753
Depreciation and amortization	4,729	175	1,678	8		6,590
Interest	1,047	3	168	222		1,440
Capital expenditures	2,118	9	263	—		2,390
Non-cash compensation	1,908	184	59	1,109		3,260

2014
Revenues	$188,402	$23,337	$—	$79		$211,818
Income (loss) before income taxes	2,066	6,364	—	(3,573)	(1)	4,857
EBITDA, as adjusted(3)	11,617	6,655	—	(2,543)		15,729
Identifiable assets	311,182	49,612	—	7,633	(2)	368,427
Depreciation and amortization	3,700	138	—	—		3,838
Interest	1,573	3	—	317		1,893
Capital expenditures	1,448	442	—	147		2,037
Non-cash compensation	1,079	153	—	695		1,927

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; in thousands, except share and per share amounts)

(1)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(2)	Includes cash and cash equivalents of $67,595 and $5,281 for the three months ended March 31, 2015 and 2014, respectively.

(3)	The following table reconciles EBITDA, as adjusted, to (loss) income before income taxes for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
EBITDA, as adjusted	2015		2014
Independent Brokerage and Advisory Services	$11,786		$11,617
Ladenburg	1,392		6,655
Insurance Brokerage	(378)		—
Corporate	(2,310)		(2,543)
Total Segments	10,490		15,729	(1)

Adjustments:
Interest income	60		53
Change in fair value of contingent consideration	31		12
Loss on extinguishment of debt	(252)		(314)
Interest expense	(1,440)		(1,893)
Depreciation and amortization	(6,590)		(3,838)
Non-cash compensation expense	(3,260)		(1,927)
Financial advisor acquisition expense	(520)		(164)
Amortization of retention and forgivable loans	(2,698)		(2,780)
Other	(985)	(2)	—
Acquisition-related expenses	(108)		—
Net loss attributable to noncontrolling interest	(20)		(21)
(Loss) income before income taxes	$(5,292)		$4,857
(1) Includes increase of $1,156 in 2014 related to amortization of forgivable loans and financial advisor acquisition expenses to conform to the 2015 presentation.
(2) Consists primarily of loss on write-off of receivable from subtenant of $855.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share data)

Overview

We are a diversified financial services company engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Securities Service Network, Inc. (“SSN”), Investacorp, Inc. (collectively with related companies, “Investacorp”), KMS Financial Services, Inc. (“KMS”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”), Highland Capital Brokerage, Inc. (“Highland”), and Premier Trust, Inc. (“Premier Trust”). We acquired Highland and KMS in July and October of 2014, respectively, and acquired SSN in January 2015. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

Recent Developments

Securities Service Network, Inc. Acquisition

On January 2, 2015, we acquired all of the issued and outstanding capital stock of SSN and an affiliated company, Renaissance Capital Corporation (“RCC”). SSN is a leading independent broker-dealer, registered investment advisor and insurance agency based in Knoxville, TN. RCC is a corporation that owns fixed assets leased to SSN. The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest (valued at $18,697 based on an imputed interest rate of 5.1%). The promissory notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. Also, we are obligated to pay an additional estimated amount of $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount, although such amount has not been finalized.

Preferred Stock Offerings

During the quarter ended March 31, 2015, we sold 2,952,939 shares of Series A Preferred Stock pursuant to an "at the market” program, which provided net proceeds of $69,476.

Stock Repurchases

During the quarter ended March 31, 2015, we repurchased an aggregate of 403,841 shares of our common stock for $1,589.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2014. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries.

The following table includes a reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company as reported:

	Three months ended March 31,
	2015	2014
Total revenues	$278,823	$211,818
Total expenses	284,146	206,973
(Loss) income before income taxes	(5,292)	4,857
Net (loss) income attributable to the Company	(3,552)	4,285

Reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company:

EBITDA, as adjusted(1)	$10,490	$15,729
Add:
Interest income	60	53
Change in fair value of contingent consideration	31	12
Less:
Loss on extinguishment of debt	(252)	(314)
Interest expense	(1,440)	(1,893)
Income tax benefit (expense)	1,720	(593)
Depreciation and amortization	(6,590)	(3,838)
Non-cash compensation	(3,260)	(1,927)
Acquisition-related expense	(108)	—
Amortization of retention and forgivable loans	(2,698)	(2,780)
Financial advisor acquisition expense	(520)	(164)
Other(2)	(985)	—
Net (loss) income attributable to the Company	$(3,552)	$4,285

(1) Includes increase of $1,156 in 2014 related to amortization of forgivable loans and financial advisor acquisition expenses to conform to the 2015 presentation.

(2) Consists primarily of loss on write-off of receivable from subtenant of $855.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor acquisition expense and other expense, which includes loss on write-off of receivable from subtenant and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention and forgivable loans and financial advisor acquisition expenses, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income before income taxes, net income and cash flows from operating activities.

First quarter 2015 EBITDA, as adjusted, was $10,490, a decrease of $5,239 (33%), from EBITDA, as adjusted, of $15,729 for the first quarter of 2014. The decrease in EBITDA, as adjusted, in the 2015 period as compared to the 2014 period was primarily driven by lower revenues in our Ladenburg segment, which has higher margins than our other segments, resulting from a decline in equity capital raises for small and mid-cap public companies.

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

	Three months ended March 31,
	2015	2014
Revenues:
Independent Brokerage and Advisory Services	$254,869	$188,402
Ladenburg	13,578	23,337
Insurance Brokerage	10,273	—
Corporate	103	79
Total revenues	$278,823	$211,818

(Loss) income before income taxes:
Independent Brokerage and Advisory Services	$716	$2,066
Ladenburg	174	6,364
Insurance Brokerage	(2,284)	—
Corporate(1)	(3,898)	(3,573)
Total (loss) income before income taxes	$(5,292)	$4,857

(1) Includes interest on revolving credit agreement and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

Three months ended March 31, 2015 versus three months ended March 31, 2014

For the quarter ended March 31, 2015, we had net loss attributable to the Company of $3,552 as compared to net income attributable to the Company of $4,285 for the quarter ended March 31, 2014. The decrease was primarily driven by lower revenues in our Ladenburg segment, which has higher margins than our other segments, resulting from lower capital raising activities. Net loss attributable to the Company in the quarter ended March 31, 2015 was also negatively impacted by increased acquisition-related amortization and depreciation expense of $2,358 and a reduction in interest and dividends revenue of $1,156 due to the expiration of our prior bank sweep program on cash deposits, partially offset by a tax benefit in the quarter ended March 31, 2015 of $1,720 as compared to an income tax expense of $593 for the quarter ended March 31, 2014. There was also a $838 decrease in income tax expense in the first quarter of 2015. Highland, which we acquired in the third quarter of 2014, had a net loss of $2,357 in the first quarter of 2015. Expenses for the quarter ended March 31, 2015 increased by 37% from the prior-year period and revenues for the quarter ended March 31, 2015 increased 32% from the prior-year period.

Our total revenues for the three months ended March 31, 2015 increased $67,005 (32%) from the 2014 period, in part due to the addition of $61,038 in revenues from Highland, KMS and SSN. First quarter 2015 revenues included increases in commissions of $38,820, advisory fees of $33,652 and service fees and other income of $5,439, partially offset by decreases in investment banking revenue of $9,392, interest and dividends of $1,156 and principal transactions of $358. Our independent brokerage and advisory services segment revenues increased $66,468 (35%) from the 2014 period, which included $50,766 from KMS and SSN due to the acquisitions, improved market conditions, successful recruitment of additional advisors and increased advisory assets under management.

Our Ladenburg segment revenues in the first quarter of 2015 decreased $9,759 (42%) from the 2014 period primarily due to lower investment banking revenue. Revenues for our insurance brokerage segment were $10,273 in the quarter ended March 31, 2015.

Our total expenses for the three months ended March 31, 2015 increased by $77,173 (37%) as compared to the 2014 period, in part due to the addition of $62,265 of expenses from Highland, KMS and SSN. First quarter 2015 expenses included increases in commissions and fees expense of $59,223, compensation and benefits expense of $6,516, non-cash compensation expense of $1,333, other expense of $5,252, depreciation and amortization of $2,752, brokerage, communication and clearance fee expense of $1,018, professional services expense of $961, rent and occupancy expense, net of sublease revenue, of $607 and acquisition-related expenses of $108, which were partially offset by decreases in interest expense of $453, amortization of retention and forgivable loans of $82 and loss on extinguishment of debt of $62 due to the prepayment of indebtedness.

The $38,820 (39%) increase in commissions revenue for the three months ended March 31, 2015 as compared to the 2014 period was primarily attributable to the acquisitions of Highland, KMS and SSN, which added $35,042 in commissions revenue. Our independent brokerage and advisory services segment commissions revenue increased $29,299 (31%), mainly driven by the acquisitions of KMS and SSN, which added $24,898, and by increased sales of variable annuities and commission trails during the first quarter of 2015. Ladenburg segment commissions revenue decreased $623 (13%) for the first quarter of 2015 as compared to the first quarter of 2014. Commissions revenue in our insurance brokerage segment was $10,144 for the first quarter of 2015.

The $33,652 (44%) increase in advisory fee revenue for the three months ended March 31, 2015 as compared to the 2014 period was primarily attributable to a $33,360 (44%) increase in advisory fee revenue in our independent brokerage and advisory services segment. The acquisitions of KMS and SSN added $22,440 in advisory fee revenue. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. For the three months ended March 31, 2015, we experienced an increase in advisory assets of 42% as compared to the 2014 period, resulting from the KMS and SSN acquisitions, strong new business development and favorable market conditions. Total advisory assets under management at March 31, 2015 were approximately $50,200,000 as compared to $35,900,000 at March 31, 2014. Assuming continued favorable market conditions, we expect advisory fee revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $9,392 (59%) decrease in investment banking revenue for the three months ended March 31, 2015 as compared to the 2014 period was primarily due to a $10,015 decrease in capital raising revenue, partially offset by a $623 increase in strategic advisory services revenue during the 2015 first quarter. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $5,860 for the 2015 first quarter as compared to $15,875 for the 2014 period, primarily due to a reduction in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $747 in the first quarter of 2015 as compared to $124 in the comparable 2014 quarter.

The $358 (46%) decrease in principal transactions revenue for the three months ended March 31, 2015 as compared to the 2014 period was primarily attributable to our Ladenburg segment, which had a decrease of $478, due to a decline in the value of the firm's investments.

The $1,156 (68%) decrease in interest and dividends revenue for the three months ended March 31, 2015 as compared to the 2014 period was primarily due to lower revenue from our cash sweep programs. We received enhanced revenue during 2014 under our cash sweep program, but the benefits expired in the fourth quarter of 2014. Interest revenue from our cash sweep program was $42 in the first quarter of 2015, as compared to $1,214 in the 2014 period. We have implemented a new cash sweep program beginning April 2015 that applies to the cash balances at four of our broker-dealer subsidiaries. Only one of our broker-dealer subsidiaries participated in our expired cash sweep program. We anticipate that interest and dividends revenue will increase during the second quarter of 2015 as compared to the first quarter of 2014 due to the implementation of the new cash sweep programs. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels.

The $5,439 (34%) increase in service fees and other income for the three months ended March 31, 2015 as compared to the 2014 period was primarily attributable to the acquisitions of Highland, KMS and SSN, which added $3,537 in service fees and other income, respectively. We also received $528 in settlement of claims at Securities America during the first quarter of 2015.

The $59,223 (39%) increase in commissions and fees expense for the three months ended March 31, 2015 as compared to the 2014 period was directly correlated to the increase in advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced. The addition of Highland, KMS and SSN increased commissions and fees expense by $45,108.

The $6,516 (23%) increase in compensation and benefits expense for the three months ended March 31, 2015 as compared to the 2014 period was primarily attributable to the addition of $9,824 in compensation and benefits expense from Highland, KMS and SSN, partially offset by a decrease of $4,597 in the Ladenburg segment.

The $1,333 (69%) increase in non-cash compensation expense for the three months ended March 31, 2015 as compared to the 2014 period was primarily attributable to an increase of $676 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition, $545 from new stock option grants to employees and directors, including $177 granted to employees of newly-acquired companies, and $279 from restricted stock grants to employees. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the increase in our non-cash compensation expense related to grants made to advisors.

The $1,018 (23%) increase in brokerage, communication and clearance fees expense for the three months ended March 31, 2015 as compared to the 2014 period was primarily due to the acquisitions of Highland, KMS and SSN, which added $961 in brokerage, communication and clearing fees expense.

The $607 (40%) increase in rent and occupancy, net of sublease revenue, for the three months ended March 31, 2015 as compared to the 2014 period was mainly due to the addition of $477 from Highland and an increase of $113 in our independent brokerage and advisory services segment.

The $961 (45%) increase in professional services expense for the three months ended March 31, 2015 as compared to the 2014 period was attributable to increases at our corporate segment of $382 and at our independent brokerage and advisory services segment of $302. The acquisitions of Highland, KMS and SSN added $394 in professional services expense.

The $453 (24%) decrease in interest expense for the three months ended March 31, 2015 as compared to the 2014 period primarily resulted from decreased average interest rates. Our average outstanding debt balance was approximately $63,904 for the first quarter of 2015 as compared to $64,715 for the 2014 period. The average interest rate was 7.3% for the three months ended March 31, 2015 as compared to 10.2% for the 2014 period. Our outstanding debt balance for the 2015 period included $7,000, $8,000 and $20,000 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively. These increases were partially offset by an additional $11,852 prepayment of indebtedness on our 11% notes due 2016 in the first quarter of 2015. We may prepay indebtedness with cash flows from operations.

The $2,752 (72%) increase in depreciation and amortization expense for the three months ended March 31, 2015 as compared to the 2014 period was largely due to $1,694 of additional depreciation and amortization expense from the acquisitions of Highland, KMS and SSN.

The $5,252 (62%) increase in other expense for the three months ended March 31, 2015 as compared to the 2014 period was primarily due to the acquisitions of Highland, KMS and SSN, which added $3,331 in other expense. Excluding KMS and SSN, the $1,097 increase in other expense in our independent brokerage and advisory services segment for the quarter ended March 31, 2015 was primarily attributable to increases in travel, entertainment and meals expense of $322, financial advisor acquisition expense of $293, insurance expense of $219 and deferred compensation plan expense of $219, partially offset by a decrease in other office expense of $132.

Our Ladenburg segment recorded a write-off of $855 in the first quarter of 2015 due to the bankruptcy of a subtenant under a lease that expires in June 2015. Our insurance brokerage segment had other expense of $1,735 for the three months ended March 31, 2015.

We had income tax benefit of $1,720 for the three months ended March 31, 2015 as compared to income tax expense of $593 in the 2014 period. The income tax rates for the 2015 period did not bear a customary relationship to effective tax rates, primarily due to state and local income taxes in jurisdictions where separate company tax returns are filed.

Liquidity and Capital Resources

Approximately 31% and 29% of our total assets at March 31, 2015 and December 31, 2014, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At March 31, 2015, each of Securities America, Triad, Investacorp and KMS was subject to a $250 minimum net capital requirement. SSN was subject to a $347 minimum net capital requirement and Ladenburg was subject to a $267 minimum net capital requirement (as calculated under 15c3-1(a)(4), minimum capital requirement for market makers).

At March 31, 2015, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America ($4,383), Triad ($7,365), Investacorp ($5,302), KMS ($6,174), SSN ($2,825) and Ladenburg ($19,170). Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At March 31, 2015, Premier Trust had stockholders’ equity of $1,323, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

On June 24, 2013, June 13, 2014 and November 21, 2014, we entered into equity distribution agreements under which we sold an aggregate of 9,000,000 shares of our Series A Preferred Stock from time to time in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2015, we sold 2,952,939 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $70,923, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $1,447. During April 2015, we sold 224,036 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $5,378, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $108. As of the date of this quarterly report, no shares remain available to be sold pursuant to our "at the market" offering.

During the quarter ended March 31, 2015, we used the net proceeds from the Series A Preferred offerings to prepay $11,852 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either March 31, 2015 or December 31, 2014. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the required dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of March 31, 2015.

Cash used in operating activities for the three months ended March 31, 2015 was $10,677, which primarily consisted of our net loss of $3,572 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, other receivables, net and cash surrender value, offset by increases in receivables from clearing brokers, notes receivable, net and other assets, as well as decreases in accrued compensation, deferred compensation liability and accounts payable and accrued liabilities. Cash used in operating activities for the three months ended March 31, 2014 was $36, which primarily consisted of our net income of $4,264 adjusted for non-cash expenses, increases in securities owned at fair value, receivables from clearing brokers, receivables from other broker dealers, other receivables, net, and decreases in accrued compensation, accounts payable and accrued liabilities and deferred compensation, partially offset by decreases in cash surrender value of life insurance and other assets and increases in securities sold, but not yet purchased, at fair value and commissions and fees payable.

Investing activities used $19,489 for the three months ended March 31, 2015, primarily due to the acquisition of SSN. Investing activities used $1,937 for the three months ended March 31, 2014, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs. The increase in the three months ended March 31, 2015 as compared to the comparable 2014 period is primarily due to the acquisition of SSN.

Financing activities provided $49,852 for the three months ended March 31, 2015, primarily due to $69,476 from the issuance of the Series A Preferred Stock under our “at the market” offering, $814 from the issuance of common stock upon option exercises and under our employee stock purchase plan and borrowing under a term loan of $500, partially offset by $12,517 in payments of outstanding indebtedness, including a $11,852 loan repayment of our 11% notes due 2016, and a $483 repayment of outstanding notes related to the KMS acquisition, payment of $6,332 of dividends on our Series A Preferred Stock and $1,589 of common stock repurchases. Financing activities provided $173 for the three months ended March 31, 2014, primarily due to the issuance of the Series A Preferred Stock and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan, partially offset by loan repayments of outstanding notes related to the Securities America acquisition, repayment of the outstanding balance on our revolving credit agreement, payment of dividends on our Series A Preferred Stock and common stock repurchases.

At March 31, 2015, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $26,372 through 2021, exclusive of escalation charges. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $843 through February 2016. A predecessor company leased office space at 590 Madison Avenue, New York, New York in 1995. This lease expires in June 2015. We have sub-leased such space. The subleases provide for sublease payments to Ladenburg of approximately $807 through June 2015. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. Accordingly, we recorded a charge of $855 in the first quarter of 2015 and expect to incur a charge of $438 in the second quarter of 2015.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through March 31, 2015 have been paid in cash. This loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 Loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

As of December 31, 2014, we had prepaid $20,022 of the November 2011 Loan with proceeds from the Series A Preferred Stock offerings. These prepayments included the installments of the notes that would have been due on December 31, 2015 and December 31, 2016. During the three months ended March 31, 2015, we prepaid an additional $11,852 of the November 2011 Loan with proceeds of the Series A Preferred Stock offerings. At March 31, 2015, $17,976 remained outstanding under the November 2011 Loan.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., and Vector Group, Ltd.
(“Vector Group”), a principal shareholder. At March 31, 2015, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

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

Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We will expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012, 2013 and 2014, resulting in the forgiveness of $2,143 aggregate principal amount of the loan in November of each period.

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

In connection with entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2014 for the 2009 and 2011 forgivable loans. Accordingly, we recognized income in November 2014 of $3,929 and $839 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans were reduced to an aggregate of $10,356.

In November 2011, as part of the amendment of Ladenburg’s clearing agreement with NFS, NFS agreed to provide a $1,000 annual credit to Ladenburg for a five-year period. The first such payment occurred on November 4, 2012. Such expense reduction must be repaid pro-rata if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financial statements.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at March 31, 2015 was $135.

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions.
Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At March 31, 2015, approximately $6,737 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remain outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest that would otherwise have been payable through August 26, 2016, less any interest already paid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings. We used approximately $25,400 of cash to finance the Highland acquisition.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At March 31, 2015, the outstanding balance of these notes, net of $436 discount, amounted to $7,082.

On January 2, 2015, we acquired all of the capital stock of SSN and RCC. The purchase price was approximately $47,287, consisting of $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At March 31, 2015, the outstanding balance of these notes, net of $1,221 discount, amounted to $18,779. We are obligated to pay an additional estimated amount of $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount, although such amount has not been finalized.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. As of March 31, 2015, 6,999,993 shares had been repurchased for $17,213 under the program, including 403,841 shares for $1,589 repurchased during the three months ended March 31, 2015.

Off-Balance-Sheet Risk and Concentration of Credit Risk

Each of our broker-dealer subsidiaries, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. Also, if any of our broker-dealer subsidiairies maintains a short position in certain securities, it is exposed to off-balance-sheet market risk, because its ultimate obligation to purchase securities may exceed the amount recognized in the financial statements.

Please see Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

We maintain inventories of trading securities. At March 31, 2015, the fair market value of our inventories was $4,986 in long positions and $321 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2015 will have a material adverse effect on our consolidated financial position or results of operations.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, elsewhere in this report, and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, except as required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

We are including the following revised risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Additionally, the Dodd-Frank Act may impact the manner in which we operate our business and interact with regulators and many regulations under the Dodd-Frank Act have not yet been proposed or implemented, including the imposition of a fiduciary standard on broker-dealers. The SEC is also considering the potential harmonization of certain other aspects of the regulation of broker-dealers and investment advisers. Also, on April 20, 2015, the Department of Labor proposed regulations seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to account holders in 401(k) plans and IRAs. Qualified accounts, specifically IRAs, make up a significant portion of our client assets. We are currently reviewing and analyzing the potential impact of the proposed regulations on our clients and prospective clients who save through retirement accounts, as well as the potential impact on our business, including our ability to service smaller client accounts and to accommodate investors who prefer to work on a commission basis. These proposed regulations focus on conflicts of interest related to investment recommendations made by financial advisors to clients holding qualified accounts and also on how financial advisors are able to discuss IRA rollovers. These proposed regulations are subject to a 75-day public comment period ending on July 6, 2015. The Department of Labor has announced that there will be a public hearing within 30 days after the end of the public comment period and that the comment period will be reopened after the hearing. We cannot predict whether or when the proposed regulations may be finalized, or how any final regulations may differ from the proposed regulations. If final regulations were to be issued with provisions substantially similar to the proposed regulations, they could impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts, any of which could negatively impact our results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2015	249,655	$3.96	249,655	10,654,193
February 1 to February 28, 2015	—	—	—	10,654,193
March 1 to March 31, 2015	154,186	3.9	154,186	10,500,007
Total	403,841		403,841

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board amended this repurchase program to permit the purchase of up to an additional 10,000,000 shares. As of March 31, 2015, 6,999,993 shares had been repurchased for $17,213 under the program.

Item 6. EXHIBITS

Exhibit No.	Description
4.1
Form of Non-Negotiable Promissory Note (Cap Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on January 6, 2015)

4.2
Form of Non-Negotiable Promissory Note (Balance Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation (incorporated by reference to exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on January 6, 2015)

10.1
Stock Pledge Agreement, dated as of January 2, 2015, between the Company and Wade Wilkinson and David Michael Coffey, as representatives of the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 6, 2015)

10.2
Employment Agreement, dated as of January 20, 2015, between the Company and Richard Lampen (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2015) #

10.3
Employment Agreement, dated as of January 20, 2015, between the Company and Mark Zeitchick (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2015) #

10.4	Form of Restricted Stock Award Agreement*#
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges, and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith
**Furnished herewith
# Management compensation contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	May 7, 2015	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1
Form of Non-Negotiable Promissory Note (Cap Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on January 6, 2015)

4.2
Form of Non-Negotiable Promissory Note (Balance Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation (incorporated by reference to exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on January 6, 2015)

10.1
Stock Pledge Agreement, dated as of January 2, 2015, between the Company and Wade Wilkinson and David Michael Coffey, as representatives of the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 6, 2015)

10.2
Employment Agreement, dated as of January 20, 2015, between the Company and Richard Lampen (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2015) #

10.3
Employment Agreement, dated as of January 20, 2015, between the Company and Mark Zeitchick (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2015) #

10.4	Form of Restricted Stock Award Agreement*#
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges, and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith
** Furnished herewith
# Management compensation contract