Form 10-Q
period 2015-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2015-08-07
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
Yes  ___ No  X
As of August 4, 2015 there were 185,507,925 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS

Cash and cash equivalents	$124,548	$103,087
Securities owned, at fair value	4,617	5,910
Receivables from clearing brokers	51,582	38,760
Receivables from other broker-dealers	4,387	1,788
Notes receivable from financial advisors, net	23,249	26,152
Other receivables, net	37,819	36,872
Fixed assets, net	21,616	19,820
Restricted assets	800	620
Intangible assets, net	146,337	123,000
Goodwill	125,655	115,238
Unamortized debt issue cost	441	644
Cash surrender value of life insurance	9,760	10,419
Other assets	27,689	28,448
Total assets	$578,500	$510,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$5,183	$230
Accrued compensation	18,434	23,483
Commissions and fees payable	51,335	45,294
Accounts payable and accrued liabilities	22,421	25,747
Deferred rent	1,618	1,514
Deferred income taxes	2,737	3,216
Deferred compensation liability	17,372	17,640
Accrued interest	1,010	1,129
Notes payable, net of $1,819 and $1,093 unamortized discount in 2015 and 2014, respectively	60,911	56,034
Total liabilities	181,021	174,287

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2015 and 2014: 8% Series A cumulative redeemable preferred stock; authorized 17,290,000 shares in 2015 and 14,290,000 shares in 2014; shares issued and outstanding 14,458,243 in 2015 and 11,096,231 in 2014 (liquidation preference $361,456 in 2015 and $277,406 in 2014)	1	1
Common stock, $.0001 par value; authorized 800,000,000 shares in 2015 and 2014; shares issued and outstanding 185,465,799 in 2015 and 184,968,487 in 2014	19	18
Additional paid-in capital	527,462	460,446
Accumulated deficit	(130,026)	(124,005)

Total shareholders’ equity of the Company	397,456	336,460

Noncontrolling interest	23	11
Total shareholders' equity	397,479	336,471

Total liabilities and shareholders' equity	$578,500	$510,758
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Commissions	$143,326	$106,346	$282,745	$206,945
Advisory fees	119,403	82,053	229,934	158,932
Investment banking	11,207	11,391	17,814	27,390
Principal transactions	583	484	1,007	1,266
Interest and dividends	800	1,669	1,347	3,372
Service fees and other income	21,429	18,810	42,724	34,666
Total revenues	296,748	220,753	575,571	432,571
Expenses:
Commissions and fees	221,413	162,001	432,375	313,740
Compensation and benefits	37,393	25,091	71,799	52,981
Non-cash compensation	2,424	2,083	5,684	4,010
Brokerage, communication and clearance fees	5,111	4,247	10,536	8,654
Rent and occupancy, net of sublease revenue	2,822	1,517	4,962	3,050
Professional services	3,735	2,816	6,844	4,964
Interest	1,275	1,599	2,715	3,492
Depreciation and amortization	6,692	3,787	13,282	7,625
Acquisition-related expense	10	458	118	458
Amortization of retention and forgivable loans	2,910	2,893	5,608	5,673
Loss on extinguishment of debt	—	—	252	314
Other	15,796	10,571	29,552	19,075
Total expenses	299,581	217,063	583,727	424,036
(Loss) income before item shown below	(2,833)	3,690	(8,156)	8,535
Change in fair value of contingent consideration	—	—	31	12
(Loss) income before income taxes	(2,833)	3,690	(8,125)	8,547
Income tax (benefit) expense	(356)	767	(2,076)	1,360
Net (loss) income	(2,477)	2,923	(6,049)	7,187
Net loss attributable to noncontrolling interest	(8)	(21)	(28)	(42)
Net (loss) income attributable to the Company	$(2,469)	$2,944	$(6,021)	$7,229
Dividends declared on preferred stock	(7,152)	(3,710)	(13,484)	(6,935)
Net (loss) income available to common shareholders	$(9,621)	$(766)	$(19,505)	$294

Net (loss) income per share available to common shareholders (basic)	$(0.05)	$(0.00)	$(0.11)	$0.00

Net (loss) income per share available to common shareholders (diluted)	$(0.05)	$(0.00)	$(0.11)	$0.00

Weighted average common shares used in computation of per share data:
Basic	184,743,052	181,739,505	184,870,096	181,621,442
Diluted	184,743,052	181,739,505	184,870,096	202,727,441

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
( Dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2014	11,096,231	$1	184,968,487	$18	$460,446	$(124,005)	$11	$336,471
Issuance of common stock under employee stock purchase plan	—	—	84,819	—	299	—	—	299
Exercise of stock options	—	—	686,654	—	804	—	—	804
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	2,630	—	—	2,630
Stock-based compensation to employees	—	—	—	—	3,054	—	—	3,054
Issuance of restricted stock	—	—	1,206,081	1	—	—	—	1
Repurchase and retirement of common stock	—	—	(1,480,242)	—	(5,437)	—	—	(5,437)
Third party investment in subsidiary	—	—	—	—	—	—	40	40
Preferred stock issued, net of underwriting discount and expenses of $1,732	3,362,012	—	—	—	79,150	—	—	79,150
Preferred stock dividends declared and paid	—	—	—	—	(13,484)	—	—	(13,484)
Net loss	—	—	—	—	—	(6,021)	(28)	(6,049)
Balance - June 30, 2015	14,458,243	$1	185,465,799	$19	$527,462	$(130,026)	$23	$397,479

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(6,049)	$7,187
Adjustments to reconcile net (loss) income to
net cash (used in) provided by operating activities:
Change in fair value of contingent consideration	(31)	(12)
Adjustment to deferred rent	104	(182)
Amortization of intangible assets	10,240	5,640
Depreciation and other amortization	3,042	1,986
Loss on extinguishment of debt	252	314
Amortization of debt discount	339	257
Amortization of debt issue cost	188	198
Amortization of retention loans	5,608	5,673
Deferred income taxes	(2,122)	532
Benefit attributable to reduction of goodwill	38	39
Non-cash interest expense on forgivable loan	309	419
Non-cash compensation expense	5,684	4,010
Loss on write-off of receivable from subtenant	855	—
Loss on write-off of furniture, fixtures and leasehold improvements, net	8	6

(Increase) decrease in operating assets, net of effects of acquisition:
Securities owned, at fair value	1,451	302
Receivables from clearing brokers	(12,192)	(4,926)
Receivables from other broker-dealers	(2,599)	(3,604)
Other receivables, net	1,664	(2,617)
Notes receivable from financial advisors, net	(2,480)	(2,929)
Cash surrender value of life insurance	659	447
Other assets	618	(288)

Increase (decrease) in operating liabilities, net of effects of acquisition:
Securities sold, but not yet purchased, at fair value	4,953	270
Accrued compensation	(5,049)	(3,005)
Accrued interest	(428)	(275)
Commissions and fees payable	2,579	5,906
Deferred compensation liability	(268)	(154)
Accounts payable and accrued liabilities	(8,900)	(5,403)
Net cash (used in) provided by operating activities	(1,527)	9,791

Cash flows from investing activities:
Purchases of fixed assets	(4,789)	(4,725)
(Increase) decrease in restricted assets	(180)	100
Acquisition of SSN, net of cash acquired	(16,919)	—
Acquisition of certain assets of Dalton	(2,100)	—
Net cash used in investing activities	(23,988)	(4,625)

Cash flows from financing activities:
Issuance of Series A preferred stock	79,150	47,011
Issuance of common stock	1,103	1,571
Series A preferred stock dividends paid	(13,484)	(6,935)
Repurchases of common stock	(5,437)	(3,416)
Term loan additional borrowing	—	500
Principal repayments on notes payable	(14,160)	(10,485)
Principal repayments under revolving credit facility, net	(236)	—
Third party investment in subsidiary	40	—
Net cash provided by financing activities	46,976	28,246
Net increase in cash and cash equivalents	21,461	33,412
Cash and cash equivalents, beginning of period	103,087	50,329
Cash and cash equivalents, end of period	$124,548	$83,741

Supplemental cash flow information:
Interest paid	$2,304	$2,887
Taxes paid	1,434	1,507

Acquisition of SSN:
Assets acquired	$52,175	$—
Liabilities assumed	(4,888)	—
Net assets acquired	47,287	—
Promissory note	(18,697)	—
Due to selling shareholders	(3,590)	—
Cash paid in acquisition	25,000	—
Cash acquired in acquisition	(8,081)	—
Net cash paid in acquisition	$16,919	$—

Acquisition of certain assets of Dalton:
Assets acquired	$2,689	$—
Payable to seller	(589)	—
Net cash paid in acquisition	$2,100	$—

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except share and per share amounts)

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
Certain amounts in the prior period financial statements were reclassified to conform with the current period financial statement presentation.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU requires retrospective adoption and is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Adoption of ASU 2015-03 is not expected to have a material effect on the Company's consolidated statement of financial condition.

2. Acquisitions

Securities Service Network, Inc.

On January 2, 2015, the Company acquired all of the issued and outstanding capital stock of SSN and an affiliated company, Renaissance Capital Corporation (“RCC”). SSN is a leading independent broker-dealer, registered investment advisor and insurance agency based in Knoxville, TN. RCC is a corporation that owns fixed assets leased to SSN. The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest (valued at $18,697 based on an imputed interest rate of 5.1%). The promissory notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. The Company paid approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount.

The Company has done a valuation study to determine the acquisition-date fair value of assets acquired and liabilities assumed and related allocation of purchase price of SSN. The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

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

The Company has elected under Section 338 of the Internal Revenue Code to treat the acquisition as an asset acquisition and, accordingly, goodwill will be deductible for income tax purposes over 15 years. Goodwill was assigned to the independent brokerage and advisory services segment.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

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

The accompanying condensed consolidated financial statements include the results of operations of Highland, KMS and SSN from their dates of acquisition; July 31, 2014, October 15, 2014 and January 2, 2015, respectively. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of KMS, Highland and SSN had occurred at the beginning of 2014. The pro forma net loss reflects amortization of the amounts ascribed to identifiable intangible assets acquired in the acquisitions, elimination of Highland's interest expense related to notes repaid at the date of acquisition and interest expense on notes issued in the KMS and SSN acquisitions. In addition, $21,238 of non-recurring income tax benefit resulting from the acquisitions of Highland and KMS has been excluded from the pro forma results in 2014.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$281,608	$557,016
Net income	$1,454	$4,651
Net loss available to common shareholders	$(2,235)	$(2,241)
Basic and diluted loss per share available to common shareholders	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted (a)	185,721,189	185,603,126

(a) Includes 3,981,684 shares of Company common stock issued in connection with the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions of KMS, Highland and SSN been completed as of the beginning of 2014, nor should it be taken as indicative of the Company’s future consolidated results of operations.

Combined revenues and net (loss) income for SSN subsequent to acquisition through the three and six months ended June 30, 2015, included in the accompanying statements of operations were $28,678 and $57,590 and $(18) and $618, respectively.

Other

In June 2015, Securities America purchased certain assets related to the broker-dealer business of Dalton Strategic Investment Services, Inc. ("Dalton") that was deemed to be a business acquisition. Certain registered representatives and investment advisor representatives and their client accounts were acquired. The consideration for the transaction was $2,689, consisting of cash of $2,100 and contingent consideration having a fair value of $589, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The liability was valued using an income-based approach discounting to present value the earn-out’s probability weighted expected payout using three earn-out scenarios. The fair value measurement of the earn-out which relates to a three-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $2,675 to identifiable assets and $14 to goodwill.

Results of operations relating to the acquired assets are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results were not presented.

3. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015	Securities Owned	Securities Sold, But Not Yet Purchased
Certificates of deposit	$453	$—
Debt securities	1,280	(233)
U.S. Treasury notes	105	(147)
Common stock and warrants	966	(4,803)
Restricted common stock and warrants	950	—
Other investments	863	—
Total	$4,617	$(5,183)

December 31, 2014
Certificates of deposit	$465	$—
Debt securities	1,526	(45)
U.S. Treasury notes	102	(151)
Common stock and warrants	1,981	(34)
Restricted common stock and warrants	875	—
Other investments	961	—
Total	$5,910	$(230)

As of June 30, 2015 and December 31, 2014, approximately $4,003 and $5,429, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
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
(Unaudited; Dollars in thousands, except share and per share amounts)

Level 3 — Unobservable inputs which reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

Securities are carried at fair value and classified as follows:

As of June 30, 2015:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$453	$—	$—	$453
Debt securities	—	1,280	—	1,280
U.S. Treasury notes	—	105	—	105
Common stock and warrants	966	950	—	1,916
Other investments	—	863	—	863
Total	$1,419	$3,198	$—	$4,617

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$—	$—	$—
Debt securities	—	(233)	—	(233)
U.S. Treasury notes	—	(147)	—	(147)
Common stock and warrants	(4,803)	—	—	(4,803)
Total	$(4,803)	$(380)	$—	$(5,183)

As of December 31, 2014:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$465	$—	$—	$465
Debt securities	—	1,526	—	1,526
U.S. Treasury notes	—	102	—	102
Common stock and warrants	1,981	875	—	2,856
Other investments	—	961	—	961
Total	$2,446	$3,464	$—	$5,910

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(45)	$—	$(45)
U.S. Treasury notes	—	(151)	—	(151)
Common stock and warrants	(34)	—	—	(34)
Total	$(34)	$(196)	$—	$(230)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of June 30, 2015 and December 31, 2014, the fair values of the warrants were $440 and $403, respectively, and are included in common stock and warrants (Level 2) above.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

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

4. Intangible Assets

At June 30, 2015 and December 31, 2014, intangible assets subject to amortization consisted of the following:

		June 30, 2015		December 31, 2014
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$10,856	$23,483	$9,223
Relationships with financial advisors	15.2	110,671	27,811	81,438	23,704
Vendor relationships	7	3,613	3,582	3,613	3,458
Covenants not-to-compete	3.9	5,908	2,710	5,401	2,100
Customer accounts	8.3	2,029	1,640	2,029	1,516
Renewal revenue	7.8	39,503	4,617	39,503	2,099
Trade names	7.7	16,910	6,677	15,154	5,563
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	91	124	81
Other	6	67	67	67	67
Total		$207,835	$61,498	$174,259	$51,258

Aggregate amortization expense for the six months ended June 30, 2015 and 2014, respectively, amounted to $10,240 and $5,640. The weighted-average amortization period for total amortizable intangibles at June 30, 2015 is 10.01 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2015	$10,265
2016	20,424
2017	19,947
2018	19,180
2019	15,462
2020 - 2027	61,059
$146,337

5. Goodwill

Changes to the carrying amount of goodwill during the six months ended June 30, 2015 are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

	Ladenburg	Independent Brokerage and Advisory Services	Insurance Brokerage	Total
Balance as of December 31, 2014	$301	$103,422	$11,515	$115,238
Benefit applied to reduce goodwill	—	(38)	—	(38)
Adjustment related to allocation of KMS and Highland purchase price	—	(68)	1,711	1,643
Business acquisitions	—	8,812	—	8,812
Balance as of June 30, 2015	$301	$112,128	$13,226	$125,655

During the three and six months ended June 30, 2015, the carrying amount of goodwill was reduced by $19 and $38, respectively, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

During the six months ended June 30, 2015, the Company decreased goodwill attributable to the KMS acquisition by $68 with a corresponding decrease to the deferred tax liability previously recorded at the date of acquisition.

During the six months ended June 30, 2015, the Company increased goodwill attributable to the Highland acquisition by $1,711, respectively, with a corresponding increase to the deferred tax liability previously recorded at the date of acquisition.

6. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at June 30, 2015, each had a $250 minimum net capital requirement. At June 30, 2015, Securities America had regulatory net capital of $8,281, Triad had regulatory net capital of $8,198, Investacorp had regulatory net capital of $5,461, KMS had regulatory net capital of $5,912 and Ladenburg had regulatory net capital of $18,888.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at June 30, 2015, it had net capital of $5,071, which was $4,696 in excess of its required net capital of $375, and had a net capital ratio of 1.1 to 1.

Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At June 30, 2015, Premier Trust had stockholders’ equity of $1,403, including at least $250 in cash.

7. Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns together with its subsidiaries. The tax rate for the 2015 periods is based on the estimated annual effective tax rate.

Income tax expense for the three and six months ended June 30, 2014 includes the tax effect of goodwill, which is amortized for income tax purposes, of $293 and $587. The remainder of the tax provision principally represents federal alternative minimum tax and state and local income taxes.

The effective tax rate differs from the federal statutory income tax rate for the 2015 periods primarily due to non-deductible expenses and state and local income taxes. The effective tax rate differs from the federal statutory income tax rate for the 2014 periods primarily due to a tax provision related to amortization of goodwill for tax purposes, state and local income taxes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

8.	Notes Payable

Notes payable consisted of the following:

	June 30, 2015	December 31, 2014
Notes payable to clearing firm under forgivable loans	$10,356	$10,356
Note payable to a subsidiary of Premier Trust’s former shareholder	68	200
Notes payable to finance Securities America acquisition, net of $274 and $627 of unamortized discount in 2015 and 2014, respectively	17,702	29,201
Note payable under subsidiary's term loan with bank	1,170	1,406
Notes payable by subsidiary to certain former Highland shareholders	6,737	6,737
Notes payable to KMS' former shareholders, net of $405 and $466 of unamortized discount in 2015 and 2014, respectively	6,627	7,534
Notes payable to SSN's former shareholders, net of $1,140 of unamortized discount	17,651	—
Other	600	600
Total	$60,911	$56,034

The Company estimates that the fair value of notes payable was $56,705 at June 30, 2015 and $53,102 at December 31, 2014 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of June 30, 2015, the Company was in compliance with all covenants in its debt agreements.

The lenders under the notes payable to finance the Securities America acquisition (the “November 2011 Loan”) included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company's Chairman of the Board and principal shareholder, and Vector Group, Ltd. (“Vector Group”), a principal shareholder of the Company. At June 30, 2015, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock during the six months ended June 30, 2015 (see Note 11) and working capital to prepay $11,852 principal amount of the remaining aggregate principal amount of the November 2011 Loan. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the six months ended June 30, 2015 of $252, which included unamortized discounts and the write-off of debt issuance costs.

At June 30, 2015, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder.

On October 15, 2014, as part of the consideration paid for the acquisition of KMS, the Company issued four-year promissory notes to the former shareholders of KMS in the aggregate principal amount of $8,000, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest. The carrying value of promissory notes at June 30, 2015, net of $405 unamortized discount, amounts to $6,627.

On January 2, 2015, as part of the consideration paid for the acquisition of SSN, the Company issued four-year promissory notes to the former shareholders of SSN in the aggregate principal amount of $20,000, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The carrying value of promissory notes at June 30, 2015, net of $1,140 of unamortized discount, amounts to $17,651.

9. Commitments and Contingencies

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The plaintiff seeks an unspecified amount of compensatory damages, as well as other relief. On September 24, 2014, a Company subsidiary entered into a settlement agreement resolving all claims against it; the amount paid by such subsidiary in connection with the settlement was not material. Effective September 26, 2014, the case involving the remaining parties was transferred to the U.S. District Court for the District of Idaho. The remaining Company subsidiary’s motion to dismiss the complaint, which was filed in December 2011, is currently pending. The Company believes the claims are without merit and intends to vigorously defend against them.

In December 2012, a purported class action suit was filed in the Superior Court of California for San Mateo County against Worldwide Energy & Manufacturing, Inc. (“WEMU”), certain individuals, and Ladenburg as placement agent for a 2010 offering of WEMU securities. The complaint alleged that the defendants, including Ladenburg, were liable for violations of state securities laws. On May 13, 2015, the court approved the parties’ settlement agreement entered into on August 11, 2014 that resolved all claims in the complaint in exchange for Ladenburg's payment of $1,325. Such amount was accrued at December 31, 2013 and paid in December 2014.

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

From April 2014 to July 2015, eleven arbitration claims were filed on behalf of 64 individuals against Securities America and another brokerage firm concerning purported unauthorized trading and unsuitability of investments made on their behalf by a registered representative. Securities America believes that all or virtually all of the transactions at issue occurred while the registered representative was affiliated with his prior brokerage firm. On October 17, 2014, the parties to one of the arbitration claims reached an agreement in principle to resolve all claims on behalf of 29 individual claimants. In June 2015, the parties to another of the arbitration claims reached an agreement in principle to resolve all claims with one individual claimant. The amounts paid in connection with those settlements are not material. The 34 claimants in the remaining nine arbitration claims are seeking reimbursement of investment losses that may exceed $10,000, and other relief. In addition, Securities America has received notice of four potential claims which would involve 31 individuals seeking reimbursement of investment losses that may exceed $467, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, as well as the underwriters of ARCP’s May 21, 2014 offering of $1,656,000 in common stock (“May 21, 2014 Offering”) and three prior notes offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 21, 2014 Offering and as one of eight underwriters of ARCP’s July 13, 2013 offering of $300,000 in convertible notes. The complaints allege, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. The defendants’ motions to dismiss, which were filed in May 2015, are currently pending. The Company believes the claims against Ladenburg are without merit and intends to vigorously defend against them.

During the period from March to July 2015, seven arbitration claims and one lawsuit (U.S. District Court for the Middle District of Alabama) were filed against Triad and others by a total of 40 individuals concerning purported misrepresentations and unsuitability of trading in their advisory accounts. It appears that all or most of the transactions at issue were effected through an investment advisory firm not affiliated with Triad or the Company. Five of the arbitration claims and the lawsuit allege an aggregate amount of $1,409 in compensatory damages. In the remaining two arbitrations, the aggregate amount of compensatory damages sought is unspecified. The Company believes the claims are without merit and intends to vigorously defend against them.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In the ordinary course of business, in addition to the above disclosed matters, the Company's subsidiaries are defendants in other litigation and arbitration proceedings and may be subject to unasserted claims primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated (after giving effect to any expected insurance recovery), the Company accrues such amount. Upon final resolution, amounts payable may differ materially from amounts accrued. The Company had accrued liabilities in the amount of approximately $380 at June 30, 2015 for certain pending matters, which are included in accounts payable and accrued liabilities. During the three and six months ended June 30, 2015, the Company charged $400 and $583, respectively to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

The clearing operations for the broker-dealer subsidiaries' securities transactions are provided by two clearing brokers.

At June 30, 2015, amounts due from these clearing brokers was $51,582, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of June 30, 2015, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

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

11. Shareholders’ Equity

Repurchase Program

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares, and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. Since inception through June 30, 2015, 8,076,394 shares of common stock have been repurchased for $21,061 under the program, including the repurchase of 1,076,401 shares for $3,848 and 1,480,242 shares for $5,437 during the three and six months ended June 30, 2015, respectively.

Stock Compensation Plans

Options granted during the six months ended June 30, 2015 were as follows:

Grant Date		Expiration Date	Shares	Exercise Price	Grant Date Fair Value (1)
January 2, 2015	(2)	January 2, 2025	500,000	$3.88	$1,163
January 20, 2015	(2)	January 20, 2025	850,000	$4.25	$2,550
January 20, 2015	(2)(3)	January 20, 2025	30,000	$4.25	$90
May 18, 2015	(4)	May 18, 2025	400,000	$3.38	$655
June 16, 2015	(2)	June 16, 2025	30,000	$3.67	$62

			1,810,000		$4,520

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

(4)	Options vest on the one year anniversary of the grant date.

Options to purchase 9,928 and 65,640 shares of common stock were forfeited during the three and six months ended June 30, 2015, respectively.

As of June 30, 2015, there was $14,192 of unrecognized compensation cost for stock-based compensation, of which $3,556 related to the 2015 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.19 years for all grants and approximately 3.04 years for the 2015 grants.

Options were exercised to purchase 197,070 and 686,654 shares of the Company’s common stock during the three and six months ended June 30, 2015, for which the intrinsic value on dates of exercise was $536 and $1,832, respectively.

Restricted stock granted during the six months ended June 30, 2015 was as follows:

Grant Date		Final Vesting Date	Shares	Fair Value(1)
January 20, 2015	(2)	January 20, 2019	1,115,000	$4,404
February 3, 2015	(3)(4)	October 27, 2018	28,581	$111
April 28, 2015	(2)	April 28, 2019	62,500	$218
			1,206,081	$4,733

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

(3)	Compensation expense recognized each period is based on the awards estimated value at the most recent reporting date.

(4)	Vests in four equal annual installments beginning on October 27, 2015 and each anniversary thereafter.

As of June 30, 2015, there was $4,035 of unrecognized compensation cost for stock-based compensation related to the 2015 restricted stock grants described above.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 3.53 years for all grants and approximately 3.51 years for the 2015 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,461 and $3,054 and attributed to consultants and independent financial advisors was $963 and $2,630 for the three and six months ended June 30, 2015, respectively.

Capital Stock

In May 2015, the Company filed an amendment to the Company's Articles of Incorporation to designate an additional 3,000,000 shares as Series A Preferred Stock.

During the three and six months ended June 30, 2015, the Company sold 409,073 and 3,362,012 shares of Series A cumulative redeemable preferred stock ("Series A Preferred Stock"), pursuant to the “at the market” offering, which provided total gross proceeds to the Company of $9,959 and $80,882, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $286 and $1,732, respectively. During July 2015, the Company sold an additional 129,803 shares of Series A Preferred Stock, which provided total gross proceeds of $3,214 before deducting selling expenses of $138.

For the three and six months ended June 30, 2015, the Company paid dividends of $7,152 and $13,484, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted-average shares	184,743,052	181,739,505	184,870,096	181,621,442
Effect of dilutive securities:
Options to purchase common stock	—	—	—	13,829,376
Warrants to purchase common stock	—	—	—	7,276,623
Dilutive potential common shares	—	—	—	21,105,999
Weighted average common shares outstanding and dilutive potential common shares	184,743,052	181,739,505	184,870,096	202,727,441
Net (loss) income per share available to common shareholders:
Basic	$(0.05)	$(0.00)	$(0.11)	$0.00
Diluted	$(0.05)	$(0.00)	$(0.11)	$0.00

For the three and six months ended June 30, 2015, options and warrants to purchase 57,520,238 shares of common stock and 1,220,490 restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. For the three and six months ended June 30, 2014, options and warrants to purchase 56,808,207 and 6,540,500 shares of common stock, respectively, were not included in the diluted computation as the effect would have been anti-dilutive.

13. Noncontrolling Interest

Arbor Point Advisors, LLC (“APA”), a registered investment advisor, which began operations in 2013, provides investment advisory services through APA's licensed investment advisor representatives. Securities America holds an 80% interest in APA and an unaffiliated entity owns a 20% interest. Because Securities America is the controlling managing member of APA, the results of operations of APA are included in the Company's consolidated financial statements, and amounts attributable to the 20% unaffiliated investor are recorded as a noncontrolling interest. During the six months ended June 30, 2015, APA received capital contributions of $200, of which $160 was contributed by Securities America and $40 was contributed by the unaffiliated investor, with no change in proportional ownership.

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

Segment information for the three and six months ended June 30, 2015 and 2014 was as follows:

Three Months Ended June 30, 2015	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$265,469	$17,980	$13,197	$102		$296,748
Income (loss) before income taxes	705	2,390	(1,759)	(4,169)	(1)	(2,833)
EBITDA, as adjusted(4)	10,966	3,275	164	(2,577)		11,828
Identifiable assets(2)	406,385	48,432	61,958	61,725	(3)	578,500
Depreciation and amortization	4,814	175	1,694	9		6,692
Interest	832	4	171	268		1,275
Capital expenditures	2,084	27	201	87		2,399
Non-cash compensation	1,197	151	60	1,016		2,424

Three Months Ended June 30, 2014
Revenues	$202,855	$17,818	$—	$80		$220,753
Income (loss) before income taxes	3,676	3,412	—	(3,398)	(1)	3,690
EBITDA, as adjusted(4)	12,970	3,735	—	(1,886)		14,819
Identifiable assets(2)	313,085	43,692	—	42,135	(3)	398,912
Depreciation and amortization	3,611	173	—	3		3,787
Interest	1,281	3	—	315		1,599
Capital expenditures	2,243	483	—	(38)		2,688
Non-cash compensation	1,194	153	—	736		2,083

Six Months Ended June 30, 2015	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$520,338	$31,558	$23,470	$205		$575,571
Income (loss) before income taxes	1,421	2,564	(4,043)	(8,067)	(1)	(8,125)
EBITDA, as adjusted(4)	22,752	4,667	(214)	(4,887)		22,318
Identifiable assets(2)	406,385	48,432	61,958	61,725	(3)	578,500
Depreciation and amortization	9,543	350	3,372	17		13,282
Interest	1,879	7	339	490		2,715
Capital expenditures	4,202	36	464	87		4,789
Non-cash compensation	3,105	335	119	2,125		5,684

Six Months Ended June 30, 2014
Revenues	$391,257	$41,155	$—	$159		$432,571
Income (loss) before income taxes	5,741	9,776	—	(6,970)	(1)	8,547
EBITDA, as adjusted(4)	24,587	10,390	—	(4,429)		30,548
Identifiable assets(2)	313,085	43,692	—	42,135	(3)	398,912
Depreciation and amortization	7,311	311	—	3		7,625
Interest	2,854	7	—	631		3,492
Capital expenditures	3,691	926	—	108		4,725
Non-cash compensation	2,273	305	—	1,432		4,010

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses.

(2)	Identifiable assets are presented as of the end of the period.

(3)	Includes cash and cash equivalents of $58,836 and $38,777 as of June 30, 2015 and 2014, respectively.

(4)	The following table reconciles EBITDA, as adjusted, to (loss) income before income taxes for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
EBITDA, as adjusted	2015		2014		2015		2014
Independent Brokerage and Advisory Services	$10,966		$12,970		$22,752		$24,587
Ladenburg	3,275		3,735		4,667		10,390
Insurance Brokerage	164		—		(214)		—
Corporate	(2,577)		(1,886)		(4,887)		(4,429)
Total Segments	11,828		14,819	(1)	22,318		30,548	(1)

Adjustments:
Interest income	49		83		109		136
Change in fair value of contingent consideration	—		—		31		12
Loss on extinguishment of debt	—		—		(252)		(314)
Interest expense	(1,275)		(1,599)		(2,715)		(3,492)
Depreciation and amortization	(6,692)		(3,787)		(13,282)		(7,625)
Non-cash compensation expense	(2,424)		(2,083)		(5,684)		(4,010)
Financial advisor acquisition expense	(386)		(371)		(906)		(535)
Amortization of retention and forgivable loans	(2,910)		(2,893)		(5,608)		(5,673)
Other	(1,005)	(2)	—		(1,990)	(2)	—
Acquisition-related expenses	(10)		(458)		(118)		(458)
Net loss attributable to noncontrolling interest	(8)		(21)		(28)		(42)
(Loss) income before income taxes	$(2,833)		$3,690		$(8,125)		$8,547

(1) Includes increases of $1,482 and $2,638 for the three and six months ended June 30, 2014, respectively, related to amortization of forgivable loans and financial advisor acquisition expenses to conform to the 2015 presentation.
(2) Includes loss on write-off of receivable from subtenant of $855 for the six months ended June 30, 2015, rent expense due to default by subtenant of $468 for the three and six months ended June 30, 2015, and excise and franchise tax expense of $401 for the three and six months ended June 30, 2015.

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

Each of Securities America, Triad, SSN, Investacorp, KMS and Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), an

d the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Highland is subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Recent Developments

Preferred Stock Offerings

During the six months ended June 30, 2015, we sold 3,362,012 shares of our Series A Preferred Stock pursuant to an "at the market” program, which provided net proceeds of $79,150.

Common Stock Repurchases

During the six months ended June 30, 2015, we repurchased an aggregate of 1,480,242 shares of our common stock for $5,437.

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

During the six months ended June 30, 2015, we incurred $20,000 of indebtedness related to acquisitions, $18,790 of which was outstanding as of June 30, 2015. During the three years ended June 30, 2015, in connection with acquisitions, we issued 3,981,684 shares of common stock and incurred $35,600 of indebtedness.

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

The following table includes a reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company as reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$296,748	$220,753	$575,571	$432,571
Total expenses	299,581	217,063	583,727	424,036
(Loss) income before income taxes	(2,833)	3,690	(8,125)	8,547
Net (loss) income attributable to the Company	(2,469)	2,944	(6,021)	7,229

Reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company:

EBITDA, as adjusted(1)	$11,828	$14,819	$22,318	$30,548
Add:
Interest income	49	83	109	136
Change in fair value of contingent consideration	—	—	31	12
Less:
Loss on extinguishment of debt	—	—	(252)	(314)
Interest expense	(1,275)	(1,599)	(2,715)	(3,492)
Income tax benefit (expense)	356	(767)	2,076	(1,360)
Depreciation and amortization	(6,692)	(3,787)	(13,282)	(7,625)
Non-cash compensation	(2,424)	(2,083)	(5,684)	(4,010)
Financial advisor acquisition expense	(386)	(371)	(906)	(535)
Amortization of retention and forgivable loans	(2,910)	(2,893)	(5,608)	(5,673)
Other(2)	(1,005)	—	(1,990)	—
Acquisition-related expense	(10)	(458)	(118)	(458)
Net (loss) income attributable to the Company	$(2,469)	$2,944	$(6,021)	$7,229

(1) Includes increases of $1,482 and $2,638 for the three and six months ended June 30, 2014, respectively, related to amortization of forgivable loans and financial advisor acquisition expenses to conform to the 2015 presentation.

(2) Includes loss on write-off of receivable from subtenant of $855 for the six months ended June 30, 2015, rent expense due to default by subtenant of $468 for the three and six months ended June 30, 2015, and excise and franchise tax expense of $401 for the three and six months ended June 30, 2015.

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

Second quarter 2015 EBITDA, as adjusted, was $11,828, a decrease of $2,991 (20%), from EBITDA, as adjusted, of $14,819 for the second quarter of 2014. The decrease in EBITDA, as adjusted, in the 2015 period as compared to the 2014 period was primarily driven by lower profitability in our independent brokerage and advisory services segment, resulting from a decline in revenues from our cash sweep programs, lower alternative investments sales, lower marketing and sponsor revenues and increased expenses related to business expansion as compared to the prior-year period.

Segment Description

We have three operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by our independent broker-dealer subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment, which arose when we acquired Highland in July 2014, includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Independent Brokerage and Advisory Services	$265,469	$202,855	$520,338	$391,257
Ladenburg	17,980	17,818	31,558	41,155
Insurance Brokerage	13,197	—	23,470	—
Corporate	102	80	205	159
Total revenues	$296,748	$220,753	$575,571	$432,571

Income (loss) before income taxes:
Independent Brokerage and Advisory Services	$705	$3,676	$1,421	$5,741
Ladenburg	2,390	3,412	2,564	9,776
Insurance Brokerage	(1,759)	—	(4,043)	—
Corporate(1)	(4,169)	(3,398)	(8,067)	(6,970)
Total (loss) income before income taxes	$(2,833)	$3,690	$(8,125)	$8,547

(1) Includes interest expense, compensation, professional fees and other general and administrative expenses.

Three months ended June 30, 2015 versus three months ended June 30, 2014

For the quarter ended June 30, 2015, we had net loss attributable to the Company of $2,469 as compared to net income attributable to the Company of $2,944 for the quarter ended June 30, 2014. The decrease was mainly in our independent brokerage and advisory services segment, driven by a reduction in interest and dividends revenue due to the expiration of our prior bank sweep programs on cash deposits, declining commission revenues from alternative investments, lower marketing and sponsor revenues as well as increased expenses related to business expansion. Also, depreciation and amortization expense of the Company increased $2,905 in the second quarter 2015 from the 2014 period primarily attributable to the acquisitions of Highland, KMS and SSN, partially offset by a decrease in income tax expense of $1,123. Highland, which we acquired in the third quarter of 2014, had a pre-tax net loss of $1,759 in the second quarter of 2015. Total expenses for the quarter ended June 30, 2015 increased by 38% from the prior-year period and total revenues for the quarter ended June 30, 2015 increased 34% from the prior-year period.

Our total revenues for the three months ended June 30, 2015 increased $75,995 (34%) from the 2014 period, in part due to the addition of $66,033 in revenues from Highland, KMS and SSN. Second quarter 2015 revenues included increases in commissions of $36,980, advisory fees of $37,350, service fees and other income of $2,619 and principal transactions of $99, partially offset by decreases in interest and dividends of $869 and investment banking revenue of $184. Our independent brokerage and advisory services segment revenues increased $62,614 (31%) from the 2014 period, which included $52,836 from the KMS and SSN acquisitions, favorable market conditions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues in the second quarter of 2015 increased $162 (1%) from the 2014 period. Revenues for our insurance brokerage segment were $13,197 in the quarter ended June 30, 2015.

Our total expenses for the three months ended June 30, 2015 increased by $82,518 (38%) as compared to the 2014 period, in part due to the addition of $67,106 of expenses from Highland, KMS and SSN. Second quarter 2015 expenses included increases in commissions and fees expense of $59,412, compensation and benefits expense of $12,302, other expense of $5,225, depreciation and amortization of $2,905, rent and occupancy expense, net of sublease revenue, of $1,305, professional services expense of $919, brokerage, communication and clearance fee expense of $864 and non-cash compensation expense of $341, which were partially offset by decreases in acquisition-related expenses of $448 and interest expense of $324.

The $36,980 (35%) increase in commissions revenue for the three months ended June 30, 2015 as compared to the 2014 period was primarily attributable to the acquisitions of Highland, KMS and SSN, which added $38,703 in commissions revenue. Our independent brokerage and advisory services segment commissions revenue increased $24,022 (24%) driven by the acquisitions of KMS and SSN, which added $25,642. Ladenburg segment commissions revenue decreased $103 (2%) for the second quarter of 2015 as compared to the second quarter of 2014. Commissions revenue in our insurance brokerage segment was $13,061 for the second quarter of 2015.

The $37,350 (46%) increase in advisory fee revenue for the three months ended June 30, 2015 as compared to the 2014 period was primarily attributable to a $36,962 (46%) increase in advisory fee revenue in our independent brokerage and advisory services segment. The acquisitions of KMS and SSN added $24,311 in advisory fee revenue. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. As of June 30, 2015, our advisory assets have increased by 37% as compared to June 30, 2014, resulting from the KMS and SSN acquisitions, strong new business development and favorable market conditions. Total advisory assets under management at June 30, 2015 were approximately $51,600,000 as compared to $37,600,000 at June 30, 2014. Assuming continued favorable market conditions, we expect advisory fee revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $184 (2%) decrease in investment banking revenue for the three months ended June 30, 2015 as compared to the 2014 period was primarily due to a $615 decrease in capital raising revenue, partially offset by a $431 increase in strategic advisory services revenue during the 2015 second quarter. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $10,462 for the 2015 second quarter as compared to $11,077 for the 2014 period, primarily due to a reduction in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $745 in the second quarter of 2015 as compared to $314 in the comparable 2014 quarter.

The $99 (20%) increase in principal transactions revenue for the three months ended June 30, 2015 as compared to the 2014 period was primarily attributable to our Ladenburg segment, which had a increase of $120 due to growth in the value of the firm's investments.

The $869 (52%) decrease in interest and dividends revenue for the three months ended June 30, 2015 as compared to the 2014 period was primarily due to lower revenue from our cash sweep programs. We received enhanced revenue during 2014 under our cash sweep program, but the benefits expired in the fourth quarter of 2014. Interest revenue from our cash sweep program was $315 in the second quarter of 2015, as compared to $1,145 in the 2014 period. We implemented a new cash sweep program beginning in April 2015 that applies to the cash balances at four of our broker-dealer subsidiaries and expect to implement such program at another of our broker-dealer subsidiaries later in 2015. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At June 30, 2015, client assets included cash balances of approximately $4,191,000, including approximately $2,980,000 participating in our new cash sweep programs.

The $2,619 (14%) increase in service fees and other income for the three months ended June 30, 2015 as compared to the 2014 period was attributable primarily to the acquisitions of Highland, KMS and SSN, which added $3,009 in service fees and other income, partially offset by a decrease in marketing and sponsor revenues of $481.

The $59,412 (37%) increase in commissions and fees expense for the three months ended June 30, 2015 as compared to the 2014 period was directly correlated to the increase in advisory fees revenue in our independent brokerage and advisory services segment.

Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced. The addition of Highland, KMS and SSN increased commissions and fees expense by $49,065.

The $12,302 (49%) increase in compensation and benefits expense for the three months ended June 30, 2015 as compared to the 2014 period was primarily attributable to the addition of $10,572 in compensation and benefits expense from Highland, KMS and SSN. The Ladenburg segment also experienced an increase of $420.

The $341 (16%) increase in non-cash compensation expense for the three months ended June 30, 2015 as compared to the 2014 period was primarily attributable to a decrease of $190 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition and consultants, a decrease of $131 related to options vesting prior to 2015, an increase of $373 from new stock option grants to employees and directors, including $178 granted to employees of newly-acquired companies, and $289 from restricted stock grants to employees. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the increase in our non-cash compensation expense related to grants made to advisors.

The $864 (20%) increase in brokerage, communication and clearance fees expense for the three months ended June 30, 2015 as compared to the 2014 period was primarily due to the acquisitions of Highland, KMS and SSN, which added $727 in brokerage, communication and clearance fees expense.

The $1,305 (86%) increase in rent and occupancy, net of sublease revenue, for the three months ended June 30, 2015 as compared to the 2014 period was primarily due to the additional expense of $468 in the second quarter of 2015 due to the bankruptcy of a subtenant under a lease that expired in June 2015 at our Ladenburg segment, the addition of $436 from Highland and an increase of $352 in our independent brokerage and advisory services segment.

The $919 (33%) increase in professional services expense for the three months ended June30, 2015 as compared to the 2014 period was attributable primarily to increases at at our independent brokerage and advisory services segment of $587, our Ladenburg segment of $92 and our corporate segment of $91. The acquisitions of Highland, KMS and SSN added $466 in professional services expense.

The $324 (20%) decrease in interest expense for the three months ended June 30, 2015 as compared to the 2014 period primarily resulted from decreased average interest rates. Our average outstanding debt balance was approximately $63,262 for the second quarter of 2015 as compared to $58,549 for the 2014 period. The average interest rate was 7.1% for the three months ended June 30, 2015 as compared to 10.2% for the 2014 period. Our outstanding debt balance as of June 30, 2015 included $6,738, $7,032 and $18,790 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively. We may prepay indebtedness with cash flows from operations.

The $2,905 (77%) increase in depreciation and amortization expense for the three months ended June 30, 2015 as compared to the 2014 period was largely due to $1,716 of additional depreciation and amortization expense from the acquisitions of Highland, KMS and SSN.

The $448 (98%) decrease in acquisition-related expense for the three months ended June 30, 2015 as compared to the 2014 period was due to the acquisitions of Highland, KMS and SSN in 2014.

The $5,225 (49%) increase in other expense for the three months ended June 30, 2015 as compared to the 2014 period was primarily due to the acquisitions of Highland, KMS and SSN, which added $3,395 in other expense. Excluding KMS and SSN, the $1,049 increase in other expense in our independent brokerage and advisory services segment for the quarter ended June 30, 2015 was primarily attributable to increases in settlement expense of $546, insurance expense of $221, conference expense of $191, dues, license and registration expense of $145, office expense of $105 and bad debt expense of $63, partially offset by a decrease in deferred compensation plan expense of $274. Our insurance brokerage segment had other expense of $1,762 for the three months ended June 30, 2015.

We had income tax benefit of $356 for the three months ended June 30, 2015 as compared to income tax expense of $767 in the 2014 period. The effective tax rate differs from the federal statutory income tax rate for the 2015 period primarily due to non-deductible expenses and state and local income taxes.

Six months ended June 30, 2015 versus six months ended June 30, 2014

For the six months ended June 30, 2015, we had net loss attributable to the Company of $6,021 as compared to net income attributable to the Company of $7,229 for the six months ended June 30, 2014. The decrease was primarily driven by lower revenues in our Ladenburg segment, which has higher margins than our other segments, resulting from a decline in equity capital raising for small and mid-cap public companies as compared to the prior-year period in which the Ladenburg segment had high levels of capital raising revenues. Net loss attributable to the Company in the six months ended June 30, 2015 was also negatively impacted by increased acquisition-related amortization and depreciation expense of $5,657 and a reduction in interest and dividends revenue of $2,025 due to the expiration of our prior bank sweep program on cash deposits, partially offset by a tax benefit of $2,076 as compared to an income tax expense of $1,360 for the same period in 2014. Highland, which we acquired in the third quarter of 2014, had a pre-tax net loss of $4,043 as of June 30, 2015. Total expenses for the six months ended June 30, 2015 increased by 38% from the prior-year period and total revenues for the six months ended June 30, 2015 increased 33% from the prior-year period.

Our total revenues for the six months ended June 30, 2015 increased $143,000 (33%) from the 2014 period, in part due to the addition of $127,072 in revenues from Highland, KMS and SSN. 2015 revenues included increases in commissions of $75,800, advisory fees of $71,002 and service fees and other income of $8,058, partially offset by decreases in investment banking revenue of $9,576, interest and dividends of $2,025 and principal transactions of $259. Our independent brokerage and advisory services segment revenues increased $129,081 (33%) from the 2014 period, which included $103,601 from the KMS and SSN acquisitions, improved market conditions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues for the six months ended June 30, 2015 decreased $9,597 (23%) from the 2014 period primarily due to lower investment banking revenue as compared to the prior-year period. Revenues for our insurance brokerage segment were $23,470 in the six months ended June 30, 2015.

Our total expenses for the six months ended June 30, 2015 increased $159,691 (38%) as compared to the 2014 period, in part due to the addition of $129,371 of expenses from Highland, KMS and SSN. 2015 expenses included increases in commissions and fees expense of $118,635, compensation and benefits expense of $18,818, other expense of $10,477, depreciation and amortization of $5,657, rent and occupancy expense, net of sublease revenue, of $1,912, brokerage, communication and clearance fee expense of $1,882, professional services expense of $1,880 and non-cash compensation expense of $1,674, which were partially offset by decreases in interest expense of $777, acquisition-related expenses of $340, amortization of retention and forgivable loans of $65 and loss on extinguishment of debt of $62 due to the prepayment of indebtedness.

The $75,800 (37%) increase in commissions revenue for the six months ended June 30, 2015 as compared to the 2014 period was primarily attributable to the acquisitions of Highland, KMS and SSN, which added $73,745 in commissions revenue. Our independent brokerage and advisory services segment commissions revenue increased $53,321 (27%) mainly driven by the acquisitions of KMS and SSN, which added $50,540, and by increased sales of mutual funds and variable annuities and increased commission trails during the 2015 period. Ladenburg segment commissions revenue decreased $726 (8%) in the six months ended June 30, 2015 as compared to the same period of 2014. Commissions revenue in our insurance brokerage segment was $23,205 for the six months ended June 30, 2015.

The $71,002 (45%) increase in advisory fee revenue for the six months ended June 30, 2015 as compared to the 2014 period was primarily attributable to a $70,322 (45%) increase in advisory fee revenue in our independent brokerage and advisory services segment. The acquisitions of KMS and SSN added $46,751 in advisory fee revenue. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. As of June 30, 2015, our advisory assets increased by 37% as compared to June 30, 2014, resulting from the KMS and SSN acquisitions, strong new business development and favorable market conditions. Total advisory assets under management at June 30, 2015 were approximately $51,600,000 as compared to $37,600,000 at June 30, 2014. Assuming continued favorable market conditions, we expect advisory fee revenue to increase in the near term due to newly-added advisory assets and the continued shift by our advisors toward the advisory business.

The $9,576 (35%) decrease in investment banking revenue for the six months ended June 30, 2015 as compared to the 2014 period was primarily due to a $10,629 decrease in capital raising revenue, partially offset by a

$1,054 increase in strategic advisory services revenue during 2015. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $16,322 for the six months ended June 30, 2015 as compared to $26,952 for the prior-year period, primarily due to high levels of capital raising revenue in the prior-year period. Strategic advisory services revenue was $1,492 in the six months ended June 30, 2015 as compared to $438 in the comparable 2014 period.

The $259 (20%) decrease in principal transactions revenue for the six months ended June 30, 2015 as compared to the 2014 period was primarily attributable to our Ladenburg segment, which had a decrease of $358 due to a decline in the value of the firm's investments.

The $2,025 (60%) decrease in interest and dividends revenue for the six months ended June 30, 2015 as compared to the 2014 period was primarily due to lower revenue from our cash sweep programs. We received enhanced revenue during 2014 under our cash sweep program but the benefits expired in the fourth quarter of 2014. Interest revenue from our cash sweep program was $357 in the six months ended June 30, 2015, as compared to $2,359 in the comparable 2014 period. We implemented a new cash sweep program beginning in April 2015 that applies to the cash balances at four of our broker-dealer subsidiaries and expect to implement such program at another of our broker-dealer subsidiaries later in 2015. We anticipate interest and dividends revenue to increase for the remainder of 2015 as compared to current-year levels, resulting from the implementation of the new cash sweep programs. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At June 30, 2015, client assets included cash balances of approximately $4,191,000, including approximately $2,980,000 participating in our new cash sweep programs.

The $8,058 (23%) increase in service fees and other income for the six months ended June 30, 2015 as compared to the 2014 period was primarily attributable to the acquisitions of Highland, KMS and SSN, which added $6,546 in service fees and other income. Also, we had a $1,480 increase in miscellaneous trading services revenue.

The $118,635 (38%) increase in commissions and fees expense for the six months ended June 30, 2015 as compared to the 2014 period was directly correlated to the increase in advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced. The addition of Highland, KMS and SSN increased commissions and fees expense by $94,173.

The $18,818 (36%) increase in compensation and benefits expense for the six months ended June 30, 2015 as compared to the 2014 period was attributable to increased headcount in our independent brokerage and advisory services segment, which grew 14% from prior year, as well as the addition of $20,396 in compensation and benefits expense from Highland, KMS and SSN, partially offset by a decrease of $4,177 in the Ladenburg segment.

The $1,674 (42%) increase in non-cash compensation expense for the six months ended June 30, 2015 as compared to the 2014 period was primarily attributable to an increase of $491 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition and consultants, $373 from new stock option grants to employees and directors, including $180 granted to employees of newly-acquired companies, and $561 from restricted stock grants to employees. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The increase in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the increase in our non-cash compensation expense related to grants made to advisors.

The $1,882 (22%) increase in brokerage, communication and clearance fees expense for the six months ended June 30, 2015 as compared to the 2014 period was primarily due to the acquisitions of Highland, KMS and SSN, which added $1,904 in brokerage, communication and clearing fees expense.

The $1,912 (63%) increase in rent and occupancy, net of sublease revenue, for the six months ended June 30, 2015 as compared to the 2014 period was primarily due to the additional expense of $468 in the second quarter of

2015 due to the bankruptcy of a subtenant under a lease that expired in June 2015 at our Ladenburg segment, the addition of $913 from Highland and an increase of $465 in our independent brokerage and advisory services segment.

The $1,880 (38%) increase in professional services expense for the six months ended June 30, 2015 as compared to the 2014 period was attributable primarily to increases at our independent brokerage and advisory services segment of $888, our insurance brokerage segment of $335 and our Ladenburg segment of $185. The acquisitions of Highland, KMS and SSN added $860 in professional services expense.

The $777 (22%) decrease in interest expense for the six months ended June 30, 2015 as compared to the 2014 period primarily resulted from decreased average interest rates. Our average outstanding debt balance was approximately $64,499 for the six months ended June 30, 2015 as compared to $61,845 for the 2014 period. The average interest rate was 7.2% for the six months ended June 30, 2015 as compared to 10.2% for the 2014 period. Our outstanding debt balance as of June 30, 2015 included $6,738, $7,032 and $18,790 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $5,657 (74%) increase in depreciation and amortization expense for the six months ended June 30, 2015 as compared to the 2014 period was largely due to $4,673 of additional depreciation and amortization expense from the acquisitions of Highland, KMS and SSN and an increase of $984 in our independent brokerage and advisory segment due to capitalized information technology expense.

The $340 (74%) decrease in acquisition-related expense for the six months ended June 30, 2015 as compared to the 2014 period was due to the acquisitions of Highland, KMS and SSN in 2014.

The $10,477 (55%) increase in other expense for the six months ended June 30, 2015 as compared to the 2014 period was primarily due to the acquisitions of Highland, KMS and SSN, which added $6,726 in other expense. Excluding KMS and SSN, the $2,147 increase in other expense in our independent brokerage and advisory services segment for the quarter ended June 30, 2015 was primarily attributable to increases in bad debt, error and settlement expense of $794, insurance expense of $440, travel, entertainment and meals expense of $382, financial advisor acquisition expense of $304, dues, license and registration expense of $202 and deferred compensation plan expense of $75, partially offset by a decrease in other office expense of $84. Our insurance brokerage segment had other expense of $3,497 in the six months ended June 30, 2015.

We had income tax benefit of $2,076 for the six months ended June 30, 2015 as compared to income tax expense of $1,360 in the comparable 2014 period. The effective tax rate differs from the federal statutory income tax rate for the 2015 period primarily due to non-deductible expenses and state and local income taxes.

Liquidity and Capital Resources

Approximately 32% and 29% of our total assets at June 30, 2015 and December 31, 2014, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At June 30, 2015, each of Securities America, Triad, Investacorp, KMS and Ladenburg was subject to a $250 minimum net capital requirement. SSN was subject to a $375 minimum net capital requirement.

At June 30, 2015, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America ($8,281), Triad ($8,198), Investacorp ($5,461), KMS ($5,912), SSN ($5,071) and Ladenburg ($18,888). Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At June 30, 2015, Premier Trust had stockholders’ equity of $1,403, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

On June 24, 2013, June 13, 2014, November 21, 2014 and May 22, 2015, we entered into equity distribution agreements under which we sold shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the six months ended June 30, 2015, we sold 3,362,012 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $80,882, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $1,732. As of June 30, 2015, approximately 2,814,963 shares remained available for issuance pursuant to the “at the market” offering. During July 2015, we sold 129,803 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $3,214, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $138.

During the six months ended June 30, 2015, we used the net proceeds from the Series A Preferred offerings to prepay $11,852 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either June 30, 2015 or December 31, 2014. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of June 30, 2015.

Cash used in operating activities for the six months ended June 30, 2015 was $1,527, which primarily consisted of our net loss of $6,049 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, other receivables, net and cash surrender value, offset by increases in receivables from clearing brokers, other broker-dealers and notes receivable, as well as decreases in accrued compensation, deferred compensation liability and accounts payable and accrued liabilities. Cash provided by operating activities for the six months ended June 30, 2014 was $9,791, which primarily consisted of our net income of $7,187 adjusted for non-cash expenses, increases in securities owned at fair value, receivables from clearing brokers, receivables from other broker dealers, other receivables, net, and decreases in accrued compensation, accounts payable and accrued liabilities and deferred compensation, partially offset by decreases in cash surrender value of life insurance and other assets and increases in securities sold, but not yet purchased, at fair value and commissions and fees payable.

Investing activities used $23,988 for the six months ended June 30, 2015, primarily due to the acquisitions of SSN and certain assets of Dalton Strategic Investment Services, Inc. Investing activities used $4,625 for the six months ended June 30, 2014, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs. The increase in investing activities for the six months ended June 30, 2015 as compared to the comparable 2014 period is primarily due to the acquisition of SSN.

Financing activities provided $46,976 for the six months ended June 30, 2015, primarily due to $79,150 from the issuance of the Series A Preferred Stock under our “at the market” offering, $1,103 from the issuance of common stock upon option exercises and under our employee stock purchase plan and borrowing under a term loan of $500, partially offset by $14,396 in payments of outstanding indebtedness, including a $11,852 loan repayment of our 11% notes due 2016, a $1,210 repayment of outstanding notes related to the SSN acquisition and a $968 repayment of outstanding notes related to the KMS acquisition, payment of $13,484 of dividends on our Series A Preferred Stock and $5,437 of common stock repurchases. Financing activities provided $28,246 for the six months ended June 30, 2014, primarily due to the issuance of the Series A Preferred Stock and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan, partially offset by loan repayments of outstanding notes related to the Securities America acquisition, payment of dividends on our Series A Preferred Stock, common stock repurchases and repayment of the outstanding balance on our subsidiary's term loan.

At June 30, 2015, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $23,389 through 2021, exclusive of escalation charges. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $21 through February 2016. Our Ladenburg subsidiary leased office space at 590 Madison Avenue, New York, New York in 1995. This lease expired in June 2015. We have sub-leased such space. The subleases provided for sublease payments to Ladenburg of approximately $807 through June 2015. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. Accordingly, we recorded a charge of $468 in the second quarter of 2015 and recorded a charge of $1,323 for the six months ended June 30, 2015.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through June 30, 2015 have been paid in cash. This loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 Loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

As of December 31, 2014, we had prepaid $20,022 of the November 2011 Loan with proceeds from the Series A Preferred Stock offerings. These prepayments included the installments of the notes that would have been due on December 31, 2015 and December 31, 2016. During the six months ended June 30, 2015, we prepaid an additional $11,852 of the November 2011 Loan with proceeds of the Series A Preferred Stock offerings. At June 30, 2015, $17,976 remained outstanding under the November 2011 Loan.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., and Vector Group, Ltd. (“Vector Group”), a principal shareholder. At June 30, 2015, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

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

If the clearing agreements between NFS and certain of our broker-dealer subsidiaries are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The clearing agreements contain customary termination provisions. NFS is permitted to terminate such agreements following certain termination events, including, but not limited to, our breach of such agreements which is not cured within any applicable time periods. The NFS loans are conditioned upon the continuation of the clearing agreements with NFS and any termination of the clearing agreements by NFS prior to the loan maturity date would require us to repay any outstanding amounts under the NFS loans.

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

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bears interest at 6.5% per annum, is payable quarterly and matures in September 2015. The outstanding balance of this note at June 30, 2015 was $67.

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions.
Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At June 30, 2015, approximately $6,737 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remain outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest that would otherwise have been payable through August 26, 2016, less any interest already paid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings. We used approximately $25,400 of cash to finance the Highland acquisition.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At June 30, 2015, the outstanding balance of these notes, net of $405 discount, amounted to $6,627.

On January 2, 2015, we acquired all of the capital stock of SSN and RCC. The purchase price was approximately $47,287, consisting of $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At June 30, 2015, the outstanding balance of these notes, net of $1,140 discount, amounted to $17,651. We paid an additional amount of approximately $3,590, which is in cluded in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. As of June 30, 2015, 8,076,394 shares had been repurchased for $21,061 under the program, including 1,480,242 shares for $5,437 repurchased during the six months ended June 30, 2015.

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

We maintain inventories of trading securities. At June 30, 2015, the fair market value of our inventories was $4,617 in long positions and $5,183 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2015 will have a material adverse effect on our consolidated financial position or results of operations.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, elsewhere in this report, and in other filings with the SEC and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 and our quarterly report on Form 10-Q for the quarter ended March 31, 2015, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2015	286,239	$3.84	286,239	10,213,768
May 1 to May 31, 2015	353,044	3.34	353,044	9,860,724
June 1 to June 30, 2015	437,118	3.60	437,118	9,423,606
Total	1,076,401	$3.58	1,076,401

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board amended this repurchase program to permit the purchase of up to an additional 10,000,000 shares. As of June 30, 2015, 8,076,394 shares had been repurchased for $21,061 under the program.

Item 6. EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment to Articles of Incorporation designating 3,000,000 additional shares of Ladenburg Thalmann Financial Services Inc.'s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2015)

10.1
Equity Distribution Agreement, dated May 22, 2015, between Ladenburg Thalmann Financial Services Inc. and Jefferies LLC, as representative of the Sales Agents listed on Schedule I thereto (incorporated by reference to exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2015)

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	August 6, 2015	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Articles of Amendment to Articles of Incorporation designating 3,000,000 additional shares of Ladenburg Thalmann Financial Services Inc.'s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2015)

10.1
Equity Distribution Agreement, dated May 22, 2015, between Ladenburg Thalmann Financial Services Inc. and Jefferies LLC, as representative of the Sales Agents listed on Schedule I thereto (incorporated by reference to exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2015)

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