Form 10-Q
period 2015-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2015-11-06
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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
Yes  ___ No  X
As of November 2, 2015 there were 183,220,169 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS

Cash and cash equivalents	$114,548	$103,087
Securities owned, at fair value	4,125	5,910
Receivables from clearing brokers	51,273	38,760
Receivables from other broker-dealers	961	1,788
Notes receivable from financial advisors, net	25,604	26,152
Other receivables, net	38,457	36,872
Fixed assets, net	21,921	19,820
Restricted assets	911	620
Intangible assets, net	143,897	123,000
Goodwill	125,877	115,238
Unamortized debt issue cost	347	644
Cash surrender value of life insurance	8,821	10,419
Other assets	26,548	28,448
Total assets	$563,290	$510,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$419	$230
Accrued compensation	22,913	23,483
Commissions and fees payable	50,023	45,294
Accounts payable and accrued liabilities	24,615	25,747
Deferred rent	1,573	1,514
Deferred income taxes	1,600	3,216
Deferred compensation liability	16,565	17,640
Accrued interest	1,330	1,129
Notes payable, net of $1,655 and $1,093 unamortized discount in 2015 and 2014, respectively	59,184	56,034
Total liabilities	178,222	174,287

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2015 and 2014: 8% Series A cumulative redeemable preferred stock; authorized 17,290,000 shares in 2015 and 14,290,000 shares in 2014; shares issued and outstanding 14,610,377 in 2015 and 11,096,231 in 2014 (liquidation preference $365,259 in 2015 and $277,406 in 2014)	1	1
Common stock, $.0001 par value; authorized 800,000,000 shares in 2015 and 2014; shares issued and outstanding 183,220,166 in 2015 and 184,968,487 in 2014	19	18
Additional paid-in capital	517,988	460,446
Accumulated deficit	(132,952)	(124,005)

Total shareholders’ equity of the Company	385,056	336,460

Noncontrolling interest	12	11
Total shareholders' equity	385,068	336,471

Total liabilities and shareholders' equity	$563,290	$510,758

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Commissions	$136,919	$109,575	$419,664	$316,520
Advisory fees	118,050	86,333	347,984	245,265
Investment banking	7,318	10,916	25,132	38,306
Principal transactions	(250)	433	757	1,699
Interest and dividends	1,076	1,760	2,423	5,132
Service fees and other income	19,101	14,715	61,825	49,381
Total revenues	282,214	223,732	857,785	656,303
Expenses:
Commissions and fees	214,659	163,393	647,034	477,133
Compensation and benefits	35,911	28,410	107,710	81,391
Non-cash compensation	242	3,679	5,926	7,689
Brokerage, communication and clearance fees	5,170	4,349	15,706	13,003
Rent and occupancy, net of sublease revenue	2,412	1,905	7,374	4,955
Professional services	3,628	3,127	10,472	8,091
Interest	1,255	1,701	3,970	5,193
Depreciation and amortization	6,798	4,902	20,080	12,527
Acquisition-related expense	139	850	257	1,308
Amortization of retention and forgivable loans	2,223	2,471	7,831	8,144
Loss on extinguishment of debt	—	—	252	314
Other	12,926	9,516	42,478	28,591
Total expenses	285,363	224,303	869,090	648,339
(Loss) income before item shown below	(3,149)	(571)	(11,305)	7,964
Change in fair value of contingent consideration	—	—	31	12
(Loss) income before income taxes	(3,149)	(571)	(11,274)	7,976
Income tax benefit	(212)	(13,354)	(2,288)	(11,994)
Net (loss) income	(2,937)	12,783	(8,986)	19,970
Net loss attributable to noncontrolling interest	(11)	(20)	(39)	(62)
Net (loss) income attributable to the Company	$(2,926)	$12,803	$(8,947)	$20,032
Dividends declared on preferred stock	(7,289)	(4,848)	(20,773)	(11,783)
Net (loss) income available to common shareholders	$(10,215)	$7,955	$(29,720)	$8,249

Net (loss) income per share available to common shareholders (basic)	$(0.06)	$0.04	$(0.16)	$0.05

Net (loss) income per share available to common shareholders (diluted)	$(0.06)	$0.04	$(0.16)	$0.04

Weighted average common shares used in computation of per share data:
Basic	183,519,768	182,988,516	184,415,040	182,082,141
Diluted	183,519,768	210,535,372	184,415,040	205,243,355

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2014	11,096,231	$1	184,968,487	$18	$460,446	$(124,005)	$11	$336,471
Issuance of common stock under employee stock purchase plan	—	—	147,576	—	425	—	—	425
Exercise of stock options	—	—	964,691	—	1,074	—	—	1,074
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	1,445	—	—	1,445
Stock-based compensation to employees	—	—	—	—	4,481	—	—	4,481
Issuance of restricted stock	—	—	1,206,081	1	—	—	—	1
Repurchase and retirement of common stock	—	—	(4,066,669)	—	(11,837)	—	—	(11,837)
Third party investment in subsidiary	—	—	—	—	—	—	40	40
Preferred stock issued, net of underwriting discount and expenses of $1,907	3,514,146	—	—	—	82,727	—	—	82,727
Preferred stock dividends declared and paid	—	—	—	—	(20,773)	—	—	(20,773)
Net loss	—	—	—	—	—	(8,947)	(39)	(8,986)
Balance - September 30, 2015	14,610,377	$1	183,220,166	$19	$517,988	$(132,952)	$12	$385,068

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(8,986)	$19,970
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	(31)	(12)
Adjustment to deferred rent	59	(286)
Amortization of intangible assets	15,445	9,360
Depreciation and other amortization	4,635	3,167
Loss on extinguishment of debt	252	314
Amortization of debt discount	503	371
Amortization of debt issue cost	282	296
Amortization of retention loans	7,831	8,144
Deferred income taxes	(3,259)	(13,381)
Benefit attributable to reduction of goodwill	57	58
Non-cash interest expense on forgivable loan	464	762
Non-cash compensation expense	5,926	7,689
Loss on write-off of receivable from subtenant	855	—
Loss on write-off of furniture, fixtures and leasehold improvements, net	9	6

(Increase) decrease in operating assets, net of effects of acquisition:
Securities owned, at fair value	1,943	(1,069)
Receivables from clearing brokers	(11,883)	(36,987)
Receivables from other broker-dealers	827	286
Other receivables, net	1,026	(914)
Notes receivable from financial advisors, net	(7,058)	(3,291)
Cash surrender value of life insurance	1,598	2,230
Other assets	1,760	(358)

Increase (decrease) in operating liabilities, net of effects of acquisition:
Securities sold, but not yet purchased, at fair value	189	3,351
Accrued compensation	(570)	(1,647)
Accrued interest	(263)	(491)
Commissions and fees payable	1,267	5,142
Deferred compensation liability	(1,075)	(2,352)
Accounts payable and accrued liabilities	(9,224)	(418)
Net cash provided by (used in) operating activities	2,579	(60)

Cash flows from investing activities:
Purchases of fixed assets	(6,674)	(5,887)
(Increase) decrease in restricted assets	(291)	100
Acquisition of SSN, net of cash acquired	(16,919)	—
Acquisition of certain assets of Dalton	(2,100)	—
Acquisition of Highland, net of cash acquired	—	(3,353)
Acquisition of certain assets of Select	(503)	—
Net cash used in investing activities	(26,487)	(9,140)

Cash flows from financing activities:
Issuance of Series A preferred stock	82,727	103,462
Issuance of common stock	1,499	2,252
Series A preferred stock dividends paid	(20,773)	(11,783)
Repurchases of common stock	(11,837)	(8,090)
Term loan (repayments) additional borrowing	(289)	500
Principal repayments on notes payable	(15,930)	(32,518)
Principal repayments under revolving credit facility, net	(68)	—
Third party investment in subsidiary	40	—
Net cash provided by financing activities	35,369	53,823
Net increase in cash and cash equivalents	11,461	44,623
Cash and cash equivalents, beginning of period	103,087	50,329
Cash and cash equivalents, end of period	$114,548	$94,952

Supplemental cash flow information:
Interest paid	$2,977	$4,246
Taxes paid	1,723	2,222

Acquisition of SSN:
Assets acquired	$52,175	$—
Liabilities assumed	(4,888)	—
Net assets acquired	47,287	—
Promissory note	(18,697)	—
Due to selling shareholders	(3,590)	—
Cash paid in acquisition	25,000	—
Cash acquired in acquisition	(8,081)	—
Net cash paid in acquisition	$16,919	$—

Acquisition of certain assets of Dalton:
Assets acquired	$2,689	$—
Payable to seller	(589)	—
Net cash paid in acquisition	$2,100	$—

Acquisition of Highland:
Assets acquired	$—	$63,308
Liabilities assumed	—	(51,742)
Net assets acquired	—	11,566
Stock issued in acquisition	—	(7,953)
Cash acquired in acquisition	—	(260)
Net cash paid in acquisition	$—	$3,353

Acquisition of certain assets of Select Brokerage Services, Inc:
Assets acquired	$3,021	$—
Payable to seller	(2,518)	—
Net cash paid in acquisition	$503	$—

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

2. Acquisitions

Securities Service Network, Inc.

On January 2, 2015, the Company acquired the capital stock of SSN and an affiliated company, Renaissance Capital Corporation (“RCC”). SSN is an independent broker-dealer, registered investment advisor and insurance agency based in Knoxville, TN. RCC is a corporation that owns fixed assets leased to SSN. The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest (valued at $18,697 based on an imputed interest rate of 5.1%). The promissory notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. The Company paid approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount.

The Company conducted a valuation study to determine the acquisition-date fair value of assets acquired and liabilities assumed and related allocation of purchase price of SSN. The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

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

The accompanying condensed consolidated financial statements include the results of operations of Highland, KMS and SSN from their dates of acquisition; July 31, 2014, October 15, 2014 and January 2, 2015, respectively. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of KMS, Highland and SSN had occurred at the beginning of 2014. The pro forma net loss reflects amortization of the amounts ascribed to identifiable intangible assets acquired in the acquisitions, elimination of Highland's interest expense related to notes repaid on the date of acquisition and interest expense on notes issued in the KMS and SSN acquisitions. In addition, $21,238 of non-recurring income tax benefit resulting from the acquisitions of Highland and KMS has been excluded from the pro forma results in 2014.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$278,763	$835,779
Net (loss) income	$(4,241)	$410
Net loss available to common shareholders	$(9,069)	$(11,310)
Basic and diluted loss per share available to common shareholders	$(0.05)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted (a)	185,257,947	185,486,802

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

Combined revenues and net income for SSN from the date of acquisition for the three and nine months ended September 30, 2015, included in the accompanying statements of operations were $28,535 and $86,125 and $343 and $961, respectively.

Other

In July 2015, Highland purchased certain assets of the insurance brokerage business of Select Brokerage Services Inc. ("Select") that was deemed to be a business acquisition.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The consideration for the transaction was $3,021, consisting of cash of $503 paid upon closing, a deferred payment of $504 due on the first anniversary of the closing date and contingent consideration having a fair value of $2,014, for which a liability was recognized based on estimated acquisition-date fair value of the potential earn-out.

The liability was valued using an income-based approach of the earn-out’s probability-weighted expected payout using three earn-out scenarios. The measurement of the earn-out, which relates to a four-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $2,780 to identifiable intangible and other assets, including renewal revenue, and $241 to goodwill.

In June 2015, Securities America purchased certain assets of the broker-dealer business of Dalton Strategic Investment Services, Inc. ("Dalton") that was deemed to be a business acquisition. Relationships with certain registered representatives and investment advisor representatives including their client accounts were acquired. The consideration for the transaction was $2,689, consisting of cash of $2,100 and contingent consideration having a fair value of $589, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out.

The liability was valued using an income-based approach discounting to present value the earn-out’s probability weighted expected payout using three earn-out scenarios. The fair value measurement of the earn-out which relates to a three-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $2,675 to identifiable intangible and other assets and $14 to goodwill.

Results of operations relating to the acquired assets of Select and Dalton are included in the accompanying consolidated statements of operations from their respective dates of acquisition and were not material. In addition, based on materiality, pro forma results were not presented.

3. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at September 30, 2015 and December 31, 2014 which are carried at fair value were as follows:

September 30, 2015	Securities Owned	Securities Sold, But Not Yet Purchased
Certificates of deposit	$423	$—
Debt securities	1,351	(15)
U.S. Treasury notes	113	(348)
Common stock and warrants	716	(56)
Restricted common stock and warrants	842	—
Other investments	680	—
Total	$4,125	$(419)

December 31, 2014
Certificates of deposit	$465	$—
Debt securities	1,526	(45)
U.S. Treasury notes	102	(151)
Common stock and warrants	1,981	(34)
Restricted common stock and warrants	875	—
Other investments	961	—
Total	$5,910	$(230)

As of September 30, 2015 and December 31, 2014, approximately $3,581 and $5,429, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

Securities are classified as follows:

As of September 30, 2015:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$423	$—	$—	$423
Debt securities	—	1,351	—	1,351
U.S. Treasury notes	—	113	—	113
Common stock and warrants	716	842	—	1,558
Other investments	—	680	—	680
Total	$1,139	$2,986	$—	$4,125

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(15)	$—	$(15)
U.S. Treasury notes	—	(348)	—	(348)
Common stock and warrants	(56)	—	—	(56)
Total	$(56)	$(363)	$—	$(419)

As of December 31, 2014:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$465	$—	$—	$465
Debt securities	—	1,526	—	1,526
U.S. Treasury notes	—	102	—	102
Common stock and warrants	1,981	875	—	2,856
Other investments	—	961	—	961
Total	$2,446	$3,464	$—	$5,910

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(45)	$—	$(45)
U.S. Treasury notes	—	(151)	—	(151)
Common stock and warrants	(34)	—	—	(34)
Total	$(34)	$(196)	$—	$(230)

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of September 30, 2015 and December 31, 2014, the fair values of the warrants were $382 and $403, respectively, and are included in common stock and warrants (Level 2) above.

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

4. Intangible Assets

At September 30, 2015 and December 31, 2014, intangible assets subject to amortization consisted of the following:

		September 30, 2015		December 31, 2014
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$11,672	$23,483	$9,223
Relationships with financial advisors	15.2	110,671	29,920	81,438	23,704
Vendor relationships	7	3,613	3,613	3,613	3,458
Covenants not-to-compete	3.9	6,035	3,026	5,401	2,100
Customer accounts	8.3	2,029	1,703	2,029	1,516
Renewal revenue	7.7	42,142	5,927	39,503	2,099
Trade names	7.9	16,910	7,233	15,154	5,563
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	96	124	81
Other	6	67	67	67	67
Total		$210,601	$66,704	$174,259	$51,258

Aggregate amortization expense for the nine months ended September 30, 2015 and 2014, respectively, amounted to $15,445 and $9,360. The weighted-average amortization period for total amortizable intangibles at September 30, 2015 is 9.83 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

2015	$5,204
2016	20,773
2017	20,297
2018	19,512
2019	15,964
2020 - 2027	62,147
$143,897

5. Goodwill

Changes to the carrying amount of goodwill during the nine months ended September 30, 2015 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Insurance Brokerage	Total
Balance as of December 31, 2014	$301	$103,422	$11,515	$115,238
Benefit applied to reduce goodwill	—	(57)	—	(57)
Adjustment related to allocation of KMS and Highland purchase price	—	(68)	1,711	1,643
Business acquisitions	—	8,812	241	9,053
Balance as of September 30, 2015	$301	$112,109	$13,467	$125,877

During the three and nine months ended September 30, 2015, the carrying amount of goodwill was reduced by $19 and $57, respectively, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

During the nine months ended September 30, 2015, the Company decreased goodwill attributable to the KMS acquisition by $68 with a corresponding decrease to the deferred tax liability previously recorded at the date of acquisition.

During the nine months ended September 30, 2015, the Company increased goodwill attributable to the Highland acquisition by $1,711, with a corresponding increase to the deferred tax liability previously recorded at the date of acquisition.

6. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at September 30, 2015, each had a $250 minimum net capital requirement. At September 30, 2015, Securities America had regulatory net capital of $5,508, Triad had regulatory net capital of $7,892, Investacorp had regulatory net capital of $4,905, KMS had regulatory net capital of $6,010 and Ladenburg had regulatory net capital of $23,575.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at September 30, 2015, it had net capital of $5,697, which was $5,320 in excess of its required net capital of $377, and had a net capital ratio of 1.01 to 1.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At September 30, 2015, Premier Trust had stockholders’ equity of $1,459, including at least $250 in cash.

7. Income Taxes

The Company files a consolidated federal income tax return and certain combined state and local income tax returns together with its subsidiaries. The tax rate for the 2015 periods is based on the estimated annual effective tax rate.
A net deferred tax liability of approximately $14,922 was recorded in connection with the acquisition on July 31, 2014 of Highland for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities. As Highland will be included in the Company’s consolidated federal and certain combined state and local income tax returns, deferred federal and a portion of deferred state and local tax liabilities assumed in the acquisition may be used to offset the reversal of the Company’s pre-existing deferred tax assets. Accordingly, the Company’s deferred tax valuation allowance has been reduced by $14,125 of the deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the three and nine-month periods ended September 30, 2014.
The effective tax rate differs from the federal statutory income tax rate for the 2015 periods primarily due to nondeductible expenses and state and local income taxes. The effective tax rate differs from the federal statutory income tax rate for the 2014 periods primarily due to the benefit related to the reversal of the valuation allowance referred to above, state and local income taxes and utilization of net operating loss carryforwards for which valuation allowances had previously been provided.

8.	Notes Payable

Notes payable consisted of the following:

	September 30, 2015	December 31, 2014
Notes payable to clearing firm under forgivable loans	$10,356	$10,356
Note payable to a subsidiary of Premier Trust’s former shareholder	—	200
Notes payable to finance Securities America acquisition, net of $223 and $627 of unamortized discount in 2015 and 2014, respectively	17,753	29,201
Note payable under subsidiary's term loan with bank	1,049	1,406
Notes payable by subsidiary to certain former Highland shareholders	6,737	6,737
Notes payable to KMS' former shareholders, net of $374 and $466 of unamortized discount in 2015 and 2014, respectively	6,171	7,534
Notes payable to SSN's former shareholders, net of $1,058 of unamortized discount	16,518	—
Other	600	600
Total	$59,184	$56,034

The Company estimates that the fair value of notes payable was $55,439 at September 30, 2015 and $53,102 at December 31, 2014 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of September 30, 2015, the Company was in compliance with all covenants in its debt agreements.

The lenders under the notes payable to finance the Securities America acquisition (the “November 2011 Loan”) included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company's Chairman of the Board and principal shareholder, and Vector Group, Ltd. (“Vector Group”), a principal shareholder of the Company. At September 30, 2015, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock during the nine months ended September 30, 2015 (see Note 11) and working capital to prepay $11,852 principal amount of the remaining aggregate principal amount of the November 2011 Loan.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the nine months ended September 30, 2015 of $252, which included unamortized discounts and the write-off of debt issuance costs.

At September 30, 2015, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder.

On October 15, 2014, as part of the consideration paid for the acquisition of KMS, the Company issued four-year promissory notes to the former shareholders of KMS in the aggregate principal amount of $8,000, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest, which were valued at $7,508 based on an imputed interest rate of 5.5%. The carrying value of promissory notes at September 30, 2015, net of $374 unamortized discount, amounts to $6,171.

On January 2, 2015, as part of the consideration paid for the acquisition of SSN, the Company issued four-year promissory notes to the former shareholders of SSN in the aggregate principal amount of $20,000, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest, which were valued at $18,697 based on an imputed interest rate of 5.1%. The carrying value of these promissory notes at September 30, 2015, net of $1,058 of unamortized discount, was $16,517.

9. Commitments and Contingencies

Litigation and Regulatory Matters

In October 2011, a suit was filed in the U.S. District Court for the District of Delaware by James Zazzali, as Trustee for the DBSI Private Actions Trust, against 50 firms, including two of the Company’s subsidiaries, and their purported parent corporations, alleging liability for purported fraud in the marketing and sale of DBSI securities. The plaintiff alleges, among other things, that the defendants failed to conduct adequate due diligence and violated securities laws. The plaintiff seeks an unspecified amount of compensatory damages, as well as other relief. On September 24, 2014, one Company subsidiary entered into a settlement agreement resolving all claims against it; the amount paid by such subsidiary in connection with the settlement was not material. Effective September 26, 2014, the case involving the remaining parties was transferred to the U.S. District Court for the District of Idaho. The remaining Company subsidiary’s motion to dismiss the complaint, which was filed in December 2011, is currently pending. The Company believes the claims are without merit and intends to vigorously defend against them.

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

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, as well as the underwriters of ARCP’s May 21, 2014 offering of $1,656,000 in common stock (“May 21, 2014 Offering”) and three prior notes offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 21, 2014 offering and as one of eight underwriters of ARCP’s July 13, 2013 offering of $300,000 in convertible notes. The complaints allege, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In October 2015, the underwriter defendants’ motion to dismiss was granted without prejudice; the plaintiffs were granted leave to file an amended complaint by December 2015.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The Company believes the claims against Ladenburg are without merit and, if they are re-filed, intends to vigorously defend against them.

During the period from March to October 2015, seven arbitration claims and one lawsuit (U.S. District Court for the Middle District of Alabama) were filed against Triad and others by a total of 43 individuals concerning purported misrepresentations and unsuitability of trading in their advisory accounts. All or most of the transactions at issue were effected through an investment advisory firm not affiliated with Triad or the Company. The lawsuit was transferred to arbitration. Six arbitration claims, including the transferred lawsuit, allege an aggregate amount of $1,059 in compensatory damages and other relief. The remaining two arbitration claims seek an unspecified amount of compensatory damages and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

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

In September 2015, a client of a former Triad registered representative filed an arbitration claim concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. The claim, which seeks compensatory damages for purported investment losses totaling $3,714 and other relief, is currently pending. The Company believes the claim is without merit and intends to vigorously defend against it.

In September 2015, Securities America was named as a defendant in lawsuits brought by the bankruptcy trustee of a broker-dealer (U.S. Bankruptcy Court for the District of Minnesota) and by a customer of that broker-dealer (U.S. District Court for the District of Minnesota). The lawsuits allege that certain of the debtor broker-dealer’s assets were transferred to Securities America in June 2015 for inadequate consideration. The complaints seek an unspecified amount of compensatory damages, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

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

Since July 2015, the Company’s broker-dealer subsidiaries have been reviewing the extent to which they failed to waive mutual fund sales charges for certain customers who purchased shares in mutual funds beginning in July 2009 that provided fee waivers for certain charitable and retirement accounts. The Company’s broker-dealer subsidiaries expect to reimburse such mutual fund sales charges, with interest, to the affected customers; the cost to the broker-dealer subsidiaries is not expected to be material. The Company currently is unable to determine whether, and to what extent, any regulatory agency may seek disciplinary action.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The Company had accrued liabilities in the amount of approximately $275 at September 30, 2015 for certain pending matters, which are included in accounts payable and accrued liabilities. During the three and nine months ended September 30, 2015, the Company credited $206 and charged $377, respectively to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

During the period, the clearing operations for the broker-dealer subsidiaries' securities transactions were provided by two clearing brokers. At September 30, 2015, amounts due from these clearing brokers was $51,273, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of September 30, 2015, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

11. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares, and another amendment was approved in November 2014 to permit the repurchase of an additional 10,000,000 shares. Since inception through September 30, 2015, 10,662,821 shares of common stock have been repurchased for $27,461 under the program and have been retired, including the repurchase of 2,586,427 shares for $6,400 and 4,066,669 shares for $11,837 during the three and nine months ended September 30, 2015, respectively.

Stock Compensation Plans

Options granted during the nine months ended September 30, 2015 were as follows:

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

Options to purchase 11,125 and 76,765 shares of common stock were forfeited during the three and nine months ended September 30, 2015, respectively.

As of September 30, 2015, there was $11,223 of unrecognized compensation cost for stock-based compensation, of which $2,964 related to the 2015 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.41 years for all grants and approximately 2.91 years for the 2015 grants.

Options were exercised to purchase 278,037 and 964,691 shares of the Company’s common stock during the three and nine months ended September 30, 2015, for which the intrinsic value on dates of exercise was $488 and $2,320, respectively.

Restricted stock granted during the nine months ended September 30, 2015 was as follows:

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

As of September 30, 2015, there was $3,790 of unrecognized compensation cost for stock-based compensation related to the 2015 restricted stock grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 3.27 years for all grants and approximately 3.26 years for the 2015 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,427 and $4,481 and attributed to consultants and independent financial advisors was $(1,185) and $1,445 for the three and nine months ended September 30, 2015, respectively.

Capital Stock

In May 2015, the Company filed an amendment to the Company's Articles of Incorporation to designate an additional 3,000,000 shares as Series A cumulative redeemable preferred stock ("Series A Preferred Stock").

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

During the three and nine months ended September 30, 2015, the Company sold 152,134 and 3,514,146 shares of Series A Preferred Stock, pursuant to the “at the market” offering, which provided total gross proceeds to the Company of $3,752 and $84,634, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $175 and $1,907, respectively. During October 2015, the Company sold an additional 53,233 shares of Series A Preferred Stock, which provided total gross proceeds of $1,264 before deducting selling expenses of $25.

For the three and nine months ended September 30, 2015, the Company paid dividends of $7,289 and $20,773, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted-average shares	183,519,768	182,988,516	184,415,040	182,082,141
Effect of dilutive securities:
Options to purchase common stock	—	18,424,579	—	15,289,845
Warrants to purchase common stock	—	9,122,277	—	7,871,369
Dilutive potential common shares	—	27,546,856	—	23,161,214
Weighted average common shares outstanding and dilutive potential common shares	183,519,768	210,535,372	184,415,040	205,243,355

For the three and nine months ended September 30, 2015, options and warrants to purchase 57,181,576 shares of common stock and 1,220,490 restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2014, options to purchase 3,358,000 shares of common stock were not included in the diluted computation as the effect would have been anti-dilutive.

13. Noncontrolling Interest

Arbor Point Advisors, LLC (“APA”), a registered investment advisor, which began operations in 2013, provides investment advisory services through APA's licensed investment advisor representatives. Securities America holds an 80% interest in APA and an unaffiliated entity owns a 20% interest. Because Securities America is the controlling managing member of APA, the results of operations of APA are included in the Company's consolidated financial statements, and amounts attributable to the 20% unaffiliated investor are recorded as a noncontrolling interest. During the nine months ended September 30, 2015, APA received capital contributions of $200, of which $160 was contributed by Securities America and $40 was contributed by the unaffiliated investor, with no change in proportional ownership.

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, (loss) income before income taxes, net (loss) income and cash flows provided by (used in) operating activities.

Segment information for the three and nine months ended September 30, 2015 and 2014 was as follows:

Three Months Ended September 30, 2015	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$256,671	$13,248	$12,210	$85		$282,214
Income (loss) before income taxes	3,141	(144)	(1,585)	(4,561)	(1)	(3,149)
EBITDA, as adjusted(4)	10,925	98	417	(3,080)		8,360
Identifiable assets(2)	400,290	44,053	63,522	55,425	(3)	563,290
Depreciation and amortization	4,834	178	1,769	17		6,798
Interest	834	—	172	249		1,255
Capital expenditures	1,646	51	188	—		1,885
Non-cash compensation	(914)	151	60	945		242

Three Months Ended September 30, 2014
Revenues	$197,730	$16,675	$9,242	$85		$223,732
Income (loss) before income taxes	1,186	3,400	(742)	(4,415)	(1)	(571)
EBITDA, as adjusted(4)	11,656	3,734	386	(2,429)		13,347
Identifiable assets(2)	314,083	72,190	62,812	44,247	(3)	493,332
Depreciation and amortization	3,771	176	952	3		4,902
Interest	1,267	11	118	305		1,701
Capital expenditures	1,114	—	48	—		1,162
Non-cash compensation	2,640	153	58	828		3,679

Nine Months Ended September 30, 2015	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	(5)	Corporate		Total
Revenues	$777,009	$44,806	$35,680		$290		$857,785
Income (loss) before income taxes	4,562	2,420	(5,628)		(12,628)	(1)	(11,274)
EBITDA, as adjusted(4)	33,677	4,765	203		(7,967)		30,678
Identifiable assets(2)	400,290	44,053	63,522		55,425	(3)	563,290
Depreciation and amortization	14,377	528	5,141		34		20,080
Interest	2,713	7	511		739		3,970
Capital expenditures	5,849	87	652		86		6,674
Non-cash compensation	2,191	486	179		3,070		5,926

Nine Months Ended September 30, 2014
Revenues	$588,987	$57,830	$9,242		$244		$656,303
Income (loss) before income taxes	6,927	13,176	(742)		(11,385)	(1)	7,976
EBITDA, as adjusted(4)	36,243	14,123	386		(6,857)		43,895
Identifiable assets(2)	314,083	72,190	62,812		44,247	(3)	493,332
Depreciation and amortization	11,082	486	952		7		12,527
Interest	4,121	18	118		936		5,193
Capital expenditures	4,805	926	48		108		5,887
Non-cash compensation	4,913	458	58		2,260		7,689

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses.

(2)	Identifiable assets are presented as of the end of the period.

(3)	Includes cash and cash equivalents of $53,399 and $42,421 as of September 30, 2015 and 2014, respectively.

(4)	The following table reconciles EBITDA, as adjusted, to (loss) income before income taxes for the three and nine months ended September 30, 2015 and 2014.

(5)	Represents operations of Highland, which was acquired in July 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
EBITDA, as adjusted	2015	2014		2015		2014
Independent Brokerage and Advisory Services	$10,925	$11,656		$33,677		$36,243
Ladenburg	98	3,734		4,765		14,123
Insurance Brokerage	417	386		203		386
Corporate	(3,080)	(2,429)		(7,967)		(6,857)
Total Segments	8,360	13,347	(1)	30,678		43,895	(1)

Adjustments:
Interest income	69	59		178		195
Change in fair value of contingent consideration	—	—		31		12
Loss on extinguishment of debt	—	—		(252)		(314)
Interest expense	(1,255)	(1,701)		(3,970)		(5,193)
Depreciation and amortization	(6,798)	(4,902)		(20,080)		(12,527)
Non-cash compensation expense	(242)	(3,679)		(5,926)		(7,689)
Financial advisor recruiting expense	(764)	(354)		(1,670)		(889)
Amortization of retention and forgivable loans	(2,223)	(2,471)		(7,831)		(8,144)
Acquisition-related expense	(139)	(850)		(257)		(1,308)
Other	(146)	—		(2,136)	(2)	—
Net loss attributable to noncontrolling interest	(11)	(20)		(39)		(62)
(Loss) income before income taxes	$(3,149)	$(571)		$(11,274)		$7,976

(1) Includes increases of $1,287 and $3,925 for the three and nine months ended September 30, 2014, respectively, related to amortization of forgivable loans and financial advisor recruiting expenses to conform to the 2015 presentation.
(2) Includes loss on write-off of receivable from subtenant of $855 for the nine months ended September 30, 2015, rent expense due to default by subtenant of $468 for the nine months ended September 30, 2015, and excise and franchise tax expense of $263 for the nine months ended September 30, 2015.

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

Recent Developments

Preferred Stock Offerings

During the nine months ended September 30, 2015, we sold 3,514,146 shares of our Series A Preferred Stock pursuant to an "at the market” program, which provided net proceeds of $82,727.

Common Stock Repurchases

During the nine months ended September 30, 2015, we repurchased an aggregate of 4,066,669 shares of our common stock for $11,837.

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

During the nine months ended September 30, 2015, we incurred $20,000 of indebtedness related to acquisitions, $17,575 of which was outstanding as of September 30, 2015. During the three years ended September 30, 2015, in connection with acquisitions, we issued 3,981,684 shares of common stock and incurred $35,600 of indebtedness.

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

The following table includes a reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company as reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015		2014
Total revenues	$282,214	$223,732	$857,785		$656,303
Total expenses	285,363	224,303	869,090		648,339
(Loss) income before income taxes	(3,149)	(571)	(11,274)		7,976
Net (loss) income attributable to the Company	(2,926)	12,803	(8,947)		20,032

Reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company:

EBITDA, as adjusted(1)	$8,360	$13,347	$30,678		$43,895
Add:
Interest income	69	59	178		195
Change in fair value of contingent consideration	—	—	31		12
Less:
Loss on extinguishment of debt	—	—	(252)		(314)
Interest expense	(1,255)	(1,701)	(3,970)		(5,193)
Income tax benefit	212	13,354	2,288		11,994
Depreciation and amortization	(6,798)	(4,902)	(20,080)		(12,527)
Non-cash compensation expense	(242)	(3,679)	(5,926)		(7,689)
Financial advisor recruiting expense	(764)	(354)	(1,670)		(889)
Amortization of retention and forgivable loans	(2,223)	(2,471)	(7,831)		(8,144)
Acquisition-related expense	(139)	(850)	(257)		(1,308)
Other	(146)	—	(2,136)	(2)	—
Net (loss) income attributable to the Company	$(2,926)	$12,803	$(8,947)		$20,032

(1) Includes increases of $1,287 and $3,925 for the three and nine months ended September 30, 2014, respectively, related to amortization of forgivable loans and financial advisor recruiting expenses to conform to the 2015 presentation.

(2) Includes loss on write-off of receivable from subtenant of $855 for the nine months ended September 30, 2015, rent expense due to default by subtenant of $468 for the nine months ended September 30, 2015, and excise and franchise tax expense of $263 for the nine months ended September 30, 2015.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, (loss) income before income taxes, net (loss) income and cash flows provided by (used in) operating activities.

Third quarter 2015 EBITDA, as adjusted, was $8,360, a decrease of $4,987 (37%), from EBITDA, as adjusted, of $13,347 for the third quarter of 2014. The decrease was primarily driven by lower revenues in our Ladenburg segment, which has higher margins than our other segments, resulting from a decline in equity capital offerings for small and mid-cap public companies. Our independent brokerage and advisory services segment also experienced reduced profitability due to a decline in revenues from our bank sweep programs on cash deposits, lower alternative investments sales and increased expenses related to business expansion as compared to the prior-year period.

Segment Description

We have three operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by our independent broker-dealer subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment, which arose when we acquired Highland on July 31, 2014, includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Independent Brokerage and Advisory Services	$256,671	$197,730	$777,009	$588,987
Ladenburg	13,248	16,675	44,806	57,830
Insurance Brokerage	12,210	9,242	35,680	9,242
Corporate	85	85	290	244
Total revenues	$282,214	$223,732	$857,785	$656,303

Income (loss) before income taxes:
Independent Brokerage and Advisory Services	$3,141	$1,186	$4,562	$6,927
Ladenburg	(144)	3,400	2,420	13,176
Insurance Brokerage	(1,585)	(742)	(5,628)	(742)
Corporate(1)	(4,561)	(4,415)	(12,628)	(11,385)
Total (loss) income before income taxes	$(3,149)	$(571)	$(11,274)	$7,976

(1) Includes interest expense, compensation, professional fees and other general and administrative expenses.

Three months ended September 30, 2015 versus three months ended September 30, 2014

For the quarter ended September 30, 2015, we had net loss attributable to the Company of $2,926 as compared to net income attributable to the Company of $12,803 for the quarter ended September 30, 2014 primarily due to a $13,142 decrease in income tax benefit. Third quarter 2014 results included an income tax benefit of $14,125 due to the reversal of a valuation allowance previously provided to offset deferred tax assets. The decrease in the 2015 period also was driven by our Ladenburg segment and independent brokerage and advisory services segment, resulting from lower capital raising activities, a reduction in interest and dividends revenue due to the expiration of our prior bank sweep programs on cash deposits, declining commission revenues from alternative investments and increased expenses related to business expansion. Depreciation and amortization expense of the Company also increased $1,896 in the third quarter 2015 from the 2014 period primarily attributable to the acquisitions of KMS and SSN. Highland, which we acquired on July 31, 2014, had an increase of $843 in pre-tax net loss during the third quarter of 2015 as compared to the 2014 period. Total revenues and total expenses for the quarter ended September 30, 2015 increased by 26% and 27%, respectively, from the prior-year period.

Our total revenues for the three months ended September 30, 2015 increased $58,482 (26%) from the 2014 period, in part due to the addition of $52,902 in revenues from KMS and SSN, which were acquired in October 2014 and January 2015, respectively.

Third quarter 2015 revenues also benefited from the inclusion of Highland for the full period, which had revenues of $12,210 for the three months ended September 30, 2015 or an increase of $2,968 from its revenues for the quarter ended September 30, 2014. Revenues for the quarter ended September 30, 2014 included two months of revenue from Highland due to the July 31, 2014 acquisition date. Third quarter 2015 revenues included increases in commissions of $27,344, advisory fees of $31,717 and service fees and other income of $4,386, partially offset by decreases in investment banking revenue of $3,598, principal transactions of $683 and interest and dividends of $684. Our independent brokerage and advisory services segment revenues increased $58,941 (30%) from the 2014 period, driven by the addition of $52,902 from the KMS and SSN acquisitions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues in the third quarter of 2015 decreased $3,427 (21%) from the 2014 period.

Our total expenses for the three months ended September 30, 2015 increased $61,060 (27%) as compared to the 2014 period, in part due to the addition of $52,743 of expenses from KMS and SSN. Third quarter 2015 expenses also included Highland, which had expenses of $13,795 for the three months ended September 30, 2015. Expenses for the quarter ended September 30, 2014 amounted to $9,984, representing two months of expenses from Highland due to the July 31, 2014 acquisition date. Third quarter 2015 expenses included increases in commissions and fees expense of $51,266, compensation and benefits expense of $7,501, other expense of $3,410, depreciation and amortization expense of $1,896, rent and occupancy expense, net of sublease revenue, of $507, professional services expense of $501 and brokerage, communication and clearance fee expense of $821, which were partially offset by decreases in non-cash compensation expense of $3,437, acquisition-related expenses of $711, amortization of retention loans of $248 and interest expense of $446.

The $27,344 (25%) increase in commissions revenue for the three months ended September 30, 2015 as compared to the 2014 period was primarily attributable to the acquisitions of KMS and SSN, which added $24,182 in commissions revenue. Our independent brokerage and advisory services segment commissions revenue increased $24,732 (26%) driven by the acquisitions of KMS and SSN. Ladenburg segment commissions revenue decreased $297 (7%) for the third quarter of 2015 as compared to the third quarter of 2014. Commissions revenue in our insurance brokerage segment was $12,013 for the third quarter of 2015 as compared to $9,104 for the third quarter of 2014. Revenues for the quarter ended September 30, 2014 included two months of revenue from Highland due to the July 31, 2014 acquisition date.

The $31,717 (37%) increase in advisory fee revenue for the three months ended September 30, 2015 as compared to the 2014 period was primarily attributable to a $31,494 (37%) increase in advisory fee revenue in our independent brokerage and advisory services segment. The acquisitions of KMS and SSN added $24,928 in advisory fee revenue. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. As of September 30, 2015, our advisory assets have increased by 30% as compared to September 30, 2014, mainly resulting from the KMS and SSN acquisitions and strong new business development. Total advisory assets under management at September 30, 2015 were approximately $49,200,000 as compared to $37,800,000 at September 30, 2014.

The $3,598 (33%) decrease in investment banking revenue for the three months ended September 30, 2015 as compared to the 2014 period was primarily due to a $3,541 decrease in capital raising revenue and a $57 decrease in strategic advisory services revenue during the 2015 third quarter. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $6,816 for the 2015 third quarter as compared to $10,357 for the 2014 period, primarily due to a reduction in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $502 in the third quarter of 2015 as compared to $559 in the comparable 2014 quarter.

The $683 (158%) decrease in principal transactions revenue for the three months ended September 30, 2015 as compared to the 2014 period was primarily attributable to our Ladenburg segment, which had a decrease of $520 that primarily consists of a decrease of $303 in fixed income trading during the third quarter of 2015 and a decrease of $278 in market-making activity. Our independent brokerage and advisory services segment had a decrease of $162 in principal transactions resulted from losses incurred upon liquidation of other investments.

The $684 (39%) decrease in interest and dividends revenue for the three months ended September 30, 2015 as compared to the 2014 period was primarily due to lower revenue from our cash sweep programs. We received enhanced revenue during 2014 under our prior cash sweep program, but the benefits expired in the fourth quarter of 2014. Interest revenue from our cash sweep program was $664 in the third quarter of 2015, as compared to $1,241 in the 2014 period.

We implemented a new cash sweep program beginning in April 2015 that applies to the cash balances at four of our broker-dealer subsidiaries, and implemented such program at another of our broker-dealer subsidiaries in September 2015. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At September 30, 2015, client assets included cash balances of approximately $5,860,000, including approximately $3,810,000 participating in our new cash sweep programs.

The $4,386 (30%) increase in service fees and other income for the three months ended September 30, 2015 as compared to the 2014 period was attributable primarily to the acquisitions of KMS and SSN, which added $3,833 in service fees and other income. We expect service fees and other income revenue to increase in the fourth quarter of 2015 as compared to the third quarter of 2015 due to forgiveness of principal and interest on the NFS forgivable loans and expect such revenue to increase in the near term due to recent enterprise-wide initiatives to enhance revenue.

The $51,266 (31%) increase in commissions and fees expense for the three months ended September 30, 2015 as compared to the 2014 period was directly correlated to the increase in advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced. The addition of KMS and SSN increased commissions and fees expense by $45,763.

The $7,501 (26%) increase in compensation and benefits expense for the three months ended September 30, 2015 as compared to the 2014 period was primarily attributable to the addition of $2,836 in compensation and benefits expense from KMS and SSN. Third quarter 2015 compensation and benefits expense also included Highland, which had compensation and benefits expense of $7,523 for the three months ended September 30, 2015. Expense for the quarter ended September 30, 2014 included $4,659, representing two months of expenses from Highland due to the July 31, 2014 acquisition date. The Ladenburg segment also experienced an increase of $116.

The $3,437 (93%) decrease in non-cash compensation expense for the three months ended September 30, 2015 as compared to the 2014 period was primarily attributable to a decrease of $3,787 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition and consultants, partially offset by an increase of $289 from restricted stock grants to employees. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The decrease in the price of our common stock partially offset by the decrease in the expected forfeitures for these grants has contributed to the decrease in our non-cash compensation expense related to grants made to advisors.

The $821 (19%) increase in brokerage, communication and clearance fees expense for the three months ended September 30, 2015 as compared to the 2014 period was primarily due to a increase of $977 in our independent brokerage and advisory services segment, including $863 in brokerage, communication and clearance fees expense from the acquisitions of KMS and SSN. Brokerage, communication and clearance fees expense in our Ladenburg segment decreased by $209 due to the decrease in transaction-based revenues.

The $507 (27%) increase in rent and occupancy expense, net of sublease revenue, for the three months ended September 30, 2015 as compared to the 2014 period was primarily due to an increase of $277 in our independent brokerage and advisory services segment, which included $134 from the acquisitions of KMS and SSN and the addition of Highland, which had rent and occupancy expense, net of sublease revenue of $468 for the three months ended September 30, 2015. Expense for the quarter ended September 30, 2014 included $308, representing two months of expenses from Highland due to the July 31, 2014 acquisition date.

The $501 (16%) increase in professional services expense for the three months ended September 30, 2015 as compared to the 2014 period was primarily attributable to increases at our corporate segment of $334, independent brokerage and advisory services segment of $92 and our Ladenburg segment of $76. The acquisitions of KMS and SSN added $231 in professional services expense.

The $446 (26%) decrease in interest expense for the three months ended September 30, 2015 as compared to the 2014 period primarily resulted from decreased average interest rates. Our average outstanding debt balance was approximately $61,376 for the third quarter of 2015 as compared to $61,447 for the 2014 period. The average interest rate was 7.1% for the three months ended September 30, 2015 as compared to 9.9% for the 2014 period.
Our outstanding debt balance as of September 30, 2015 included $6,737, $6,545 and $17,575 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively. We may prepay indebtedness with cash flows from operations.

The $1,896 (39%) increase in depreciation and amortization expense for the three months ended September 30, 2015 as compared to the 2014 period was largely due to $654 of additional depreciation and amortization expense from the acquisitions of KMS and SSN and the addition of Highland, which had depreciation and amortization expense of $1,769 for the three months ended September 30, 2015. Depreciation and amortization expense for the quarter ended September 30, 2014 included $951, representing two months of expenses from Highland due to the July 31, 2014 acquisition date.

The $711 (84%) decrease in acquisition-related expense for the three months ended September 30, 2015 as compared to the 2014 period was due to the acquisitions of Highland and KMS during the third and fourth quarters of 2014, respectively, and SSN in the first quarter of 2015.

The $3,410 (36%) increase in other expense for the three months ended September 30, 2015 as compared to the 2014 period was primarily due to the acquisitions of Highland, KMS and SSN, which added $4,460 in other expense. Excluding KMS and SSN, the $190 decrease in other expense in our independent brokerage and advisory services segment for the quarter ended September 30, 2015 was primarily attributable to decreases in deferred compensation plan expense of $690, other office expense of $283, bad debt, error and settlement expense of $260 and dues, license and registration expense of $100, partially offset by increases in financial advisor acquisition expense of $406, conference expense of $313 and insurance expense of $300. Our Ladenburg segment added $233 in other expense related to a newly-created healthcare conference held in the third quarter of 2015. Our insurance brokerage segment had other expense of $1,978 for the quarter ended September 30, 2015 as compared to $1,091 for the quarter ended September 30, 2014. Expense in our insurance brokerage segment for the quarter ended September 30, 2014 represents two months of expenses from Highland due to the July 31, 2014 acquisition date.

We had an income tax benefit of $212 for the three months ended September 30, 2015 as compared to an income tax benefit of $13,354 in the comparable 2014 period. The effective tax rate differs from the federal statutory income tax rate for the 2015 period primarily due to non-deductible expenses and state and local income taxes.

In 2014, a net deferred tax liability of approximately $14,922 was recorded in connection with the acquisition of Highland for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities. As Highland will be included in the Company’s consolidated federal and certain combined state and local income tax returns, deferred federal and a portion of deferred state and local tax liabilities assumed in the acquisition may be used to offset the reversal of the Company’s pre-existing deferred tax assets. Accordingly, the Company’s deferred tax valuation allowance has been reduced by $14,125 of the deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the three-month periods ended September 30, 2014.
Nine months ended September 30, 2015 versus nine months ended September 30, 2014

For the nine months ended September 30, 2015, we had net loss attributable to the Company of $8,947 as compared to net income attributable to the Company of $20,032 for the nine months ended September 30, 2014 primarily due to a $9,706 decrease in income tax benefit, an increase in depreciation and amortization expense of $7,553 and a reduction in interest and dividends revenue of $2,709 due to the expiration of our prior bank sweep program on cash deposits. The decrease was primarily driven by lower revenues in our Ladenburg segment, which has higher margins than our other segments, resulting from a decline in equity capital raising for small and mid-cap public companies as compared to the prior-year period in which the Ladenburg segment had high levels of capital raising revenues. Our independent brokerage and advisory services segment also experienced reduced profitability due to declining commission revenues from alternative investments, lower investment banking revenues and increased expenses related to business expansion. Net loss attributable to the Company for the nine months ended September 30, 2015 benefited from decreases in non-cash compensation expense of $1,763, interest expense of $1,223 and acquisition-related expense of $1,051 from the 2014 period. The 2014 results reflected a $14,125 income tax benefit resulting from the reversal of a valuation allowance previously provided to offset deferred tax assets. Highland, which we acquired during the third quarter of 2014, had a pre-tax net loss of $5,628 for the nine months ended September 30, 2015, as compared to a net loss of $742 from the date of acquisition (July 31, 2014) through September 30, 2014.

Total expenses for the nine months ended September 30, 2015 increased by 34% and total revenues for the nine months ended September 30, 2015 increased by 31% from the prior-year period.

Our total revenues for the nine months ended September 30, 2015 increased $201,482 (31%) from the 2014 period, primarily due to the addition of $192,183 in revenues from Highland, KMS and SSN which were acquired in July 2014, October 2014 and January 2015, respectively. 2015 revenues included increases in commissions of $103,144, advisory fees of $102,719 and service fees and other income of $12,444, partially offset by decreases in investment banking revenue of $13,174, interest and dividends of $2,709 and principal transactions of $942. Our independent brokerage and advisory services segment revenues increased $188,022 (32%) from the 2014 period, driven by the addition of $156,503 from the KMS and SSN acquisitions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues for the nine months ended September 30, 2015 decreased $13,024 (23%) from the 2014 period primarily due to lower investment banking revenue as compared to the prior-year period. Our insurance brokerage segment revenues were $35,680 for the nine months ended September 30, 2015 as compared to $9,242 from the date of acquisition (July 31, 2014) through September 30, 2014.

Our total expenses for the nine months ended September 30, 2015 increased $220,751 (34%) as compared to the 2014 period, primarily due to the addition of $195,634 of expenses from Highland, KMS and SSN which were acquired in July 2014, October 2014 and January 2015, respectively. 2015 expenses included increases in commissions and fees expense of $169,901, compensation and benefits expense of $26,319, other expense of $13,887, depreciation and amortization of $7,553, rent and occupancy expense, net of sublease revenue, of $2,419, brokerage, communication and clearance fee expense of $2,703 and professional services expense of $2,381, which were partially offset by decreases in non-cash compensation of $1,763, interest expense of $1,223, acquisition-related expense of $1,051, amortization of retention and forgivable loans of $313 and loss on extinguishment of debt of $62 due to the prepayment of indebtedness.

The $103,144 (33%) increase in commissions revenue for the nine months ended September 30, 2015 as compared to the 2014 period was attributable to the acquisitions of Highland, KMS and SSN, which added $109,940 in commissions revenue. Our independent brokerage and advisory services segment commissions revenue increased $78,053 (27%) mainly driven by the acquisitions of KMS and SSN, which added $74,722, and by increased sales of mutual funds and variable annuities, as well as increased commission trails during the 2015 period. Our Ladenburg segment commissions revenue decreased $1,023 (8%) in the nine months ended September 30, 2015 as compared to the same period of 2014. Commissions revenue in our insurance brokerage segment was $35,218 for the nine months ended September 30, 2015 as compared to $9,104 from the date of acquisition (July 31, 2014) through September 30, 2014.

The $102,719 (42%) increase in advisory fee revenue for the nine months ended September 30, 2015 as compared to the 2014 period was primarily attributable to a $101,816 (42%) increase in advisory fee revenue in our independent brokerage and advisory services segment. The acquisitions of KMS and SSN added $71,678 in advisory fee revenue. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. As of September 30, 2015, our advisory assets increased by 30% as compared to September 30, 2014, mainly resulting from the KMS and SSN acquisitions and strong new business development. Total advisory assets under management at September 30, 2015 were approximately $49,200,000 as compared to $37,800,000 at September 30, 2014.

The $13,174 (34%) decrease in investment banking revenue for the nine months ended September 30, 2015 as compared to the 2014 period was primarily due to a $14,170 decrease in capital raising revenue, partially offset by a $997 increase in strategic advisory services revenue during 2015. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $23,138 for the nine months ended September 30, 2015 as compared to $37,309 for the prior-year period, primarily due to high levels of capital raising revenue in the prior-year period. Strategic advisory services revenue was $1,994 in the nine months ended September 30, 2015 as compared to $997 in the comparable 2014 period.

The $942 (55%) decrease in principal transactions revenue for the nine months ended September 30, 2015 as compared to the 2014 period was primarily attributable to our Ladenburg segment, which had a decrease of $878 (48%) due to a decline in the value of the firm's investments.

The $2,709 (53%) decrease in interest and dividends revenue for the nine months ended September 30, 2015 as compared to the 2014 period was primarily due to lower revenue from our cash sweep programs. We received enhanced revenue during 2014 under our cash sweep program but the benefits expired in the fourth quarter of 2014.

Interest revenue from our cash sweep program was $1,020 in the nine months ended September 30, 2015, as compared to $3,600 in the comparable 2014 period. We implemented a new cash sweep program beginning in April 2015 that applies to the cash balances at four of our broker-dealer subsidiaries, and implemented such program at another of our broker-dealer subsidiaries in September 2015. We anticipate interest and dividends revenue to increase for the remainder of 2015 as compared to current-year levels, resulting from the implementation of the new cash sweep programs. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At September 30, 2015, client assets included cash balances of approximately $5,860,000, including approximately $3,810,000 participating in our new cash sweep programs.

The $12,444 (25%) increase in service fees and other income for the nine months ended September 30, 2015 as compared to the 2014 period was primarily attributable to the acquisitions of Highland, KMS and SSN, which added $10,575 in service fees and other income. Also, we had an increase of $1,682 in miscellaneous trading services revenue.

The $169,901 (36%) increase in commissions and fees expense for the nine months ended September 30, 2015 as compared to the 2014 period was directly correlated to the increase in advisory fees revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced. The additions of Highland, KMS and SSN increased commissions and fees expense by $141,387.

The $26,319 (32%) increase in compensation and benefits expense for the nine months ended September 30, 2015 as compared to the 2014 period was attributable to increased headcount in our independent brokerage and advisory services segment, which grew 33% from the prior-year period primarily due to acquisitions. The additions of Highland, KMS and SSN increased compensation and benefits expense by $30,755, partially offset by a decrease of $4,061 in the Ladenburg segment.

The 1,763 (23%) decrease in non-cash compensation expense for the nine months ended September 30, 2015 as compared to the 2014 period was primarily attributable to a decrease of $3,311 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition and consultants, partially offset by $673 from stock option grants to employees and directors, including $449 granted to employees of newly-acquired companies and $842 from restricted stock grants to employees. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The decrease in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the decrease in our non-cash compensation expense related to grants made to advisors.

The $2,703 (21%) increase in brokerage, communication and clearance fees expense for the nine months ended September 30, 2015 as compared to the 2014 period was primarily due to the acquisitions of KMS and SSN, which added $2,388 in brokerage, communication and clearing fees expense.

The $2,419 (49%) increase in rent and occupancy, net of sublease revenue, for the nine months ended September 30, 2015 as compared to the 2014 period was primarily due to the additional expense of $468 in the third quarter of 2015 due to the bankruptcy of a subtenant under a lease that expired in September 2015 at our Ladenburg segment, the addition of $1,381 from Highland and an increase of $742 in our independent brokerage and advisory services segment.

The $2,381 (29%) increase in professional services expense for the nine months ended September 30, 2015 as compared to the 2014 period was attributable primarily to increases at our independent brokerage and advisory services segment of $980, our insurance brokerage segment of $334 and our Ladenburg segment of $261. The acquisitions of Highland, KMS and SSN added $1,270 in professional services expense.

The $1,223 (24%) decrease in interest expense for the nine months ended September 30, 2015 as compared to the 2014 period primarily resulted from decreased average interest rates. Our average outstanding debt balance was approximately $63,427 for the nine months ended September 30, 2015 as compared to $62,241 for the 2014 period.

The average interest rate was 7.2% for the nine months ended September 30, 2015 as compared to 10.1% for the 2014 period. Our outstanding debt balance as of September 30, 2015 included $6,737, $6,545 and $17,575 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $7,553 (60%) increase in depreciation and amortization expense for the nine months ended September 30, 2015 as compared to the 2014 period was largely due to $5,202 of additional depreciation and amortization expense from the acquisitions of Highland, KMS and SSN and an increase of $3,234 in our independent brokerage and advisory services segment driven by capitalized information technology expense.

The $1,051 (80%) decrease in acquisition-related expense for the nine months ended September 30, 2015 as compared to the 2014 period was due to the acquisitions of Highland, KMS in 2014 and SSN in January 2015.

The $13,887 (49%) increase in other expense for the nine months ended September 30, 2015 as compared to the 2014 period was primarily due to the acquisitions of Highland, KMS and SSN, which added $11,185 in other expense. Excluding KMS and SSN, the $1,959 increase in other expense in our independent brokerage and advisory services segment for the nine months ended September 30, 2015 was primarily attributable to increases in insurance expense of $741, financial advisor acquisition expense of $714, bad debt, error and settlement expense of $534, travel, entertainment and meals expense of $318 and conference expense of $450, partially offset by decreases in deferred compensation plan expense of $466 and other office expense of $520. Our Ladenburg segment recorded a write-off of $855 in the first quarter of 2015 due to the bankruptcy of a subtenant under a lease that expired in June 2015 and added $233 related to a new healthcare conference held in the third quarter of 2015. Our insurance brokerage segment had other expense of $5,475 in the nine months ended September 30, 2015 as compared to $1,091 from the date of acquisition (July 31, 2014) through September 30, 2014.

We had an income tax benefit of $2,288 for the nine months ended September 30, 2015 as compared to an income tax benefit of $11,994 in the comparable 2014 period. The effective tax rate differs from the federal statutory income tax rate for the 2015 period primarily due to non-deductible expenses and state and local income taxes.

In 2014, a net deferred tax liability of approximately $14,922 was recorded in connection with the acquisition of Highland for the excess financial statement basis over tax basis of the acquired assets and assumed liabilities. As Highland will be included in the Company’s consolidated federal and certain combined state and local income tax returns, deferred federal and a portion of deferred state and local tax liabilities assumed in the acquisition may be used to offset the reversal of the Company’s pre-existing deferred tax assets. Accordingly, the Company’s deferred tax valuation allowance has been reduced by $14,125 of the deferred tax liability recorded in the acquisition and recorded as a deferred tax benefit in the accompanying statements of operations for the nine-month periods ended September 30, 2014.
Liquidity and Capital Resources

Approximately 30% and 29% of our total assets at September 30, 2015 and December 31, 2014, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At September 30, 2015, each of Securities America, Triad, Investacorp, KMS and Ladenburg was subject to a $250 minimum net capital requirement. SSN was subject to a $377 minimum net capital requirement.

At September 30, 2015, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $5,508, Triad $7,892, Investacorp $4,905, KMS $6,010, SSN $5,697 and Ladenburg $23,575. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’
equity of at least $1,000, including cash of at least $250. At September 30, 2015, Premier Trust had stockholders’ equity of $1,459, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

On September 24, 2013, September 13, 2014, November 21, 2014 and May 22, 2015, we entered into equity distribution agreements under which we sold shares of our Series A Preferred Stock in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the nine months ended September 30, 2015, we sold 3,514,146 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $84,634, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $1,907. As of September 30, 2015, approximately 2,662,829 shares remained available for issuance pursuant to the “at the market” offering. During October 2015, we sold 53,233 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $1,264, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $25.

During the nine months ended September 30, 2015, we used the net proceeds from the Series A Preferred offerings to prepay $11,852 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either September 30, 2015 or December 31, 2014. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2016, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of September 30, 2015.

Cash provided by operating activities for the nine months ended September 30, 2015 was $2,579, which primarily consisted of our net loss of $8,986 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, other receivables, net and cash surrender value, receivables from other broker-dealers offset by increases in receivables from clearing brokers and notes receivable, as well as decreases in accrued compensation, deferred compensation liability and accounts payable and accrued liabilities. Cash used in operating activities for the nine months ended September 30, 2014 was $60, which primarily consisted of our net income of $21,149 adjusted for non-cash expenses and increases in commissions and fees payable and securities sold, but not yet purchased, notes receivable and decreases in cash surrender value of life insurance, partially offset by increases in receivables from clearing brokers, securities owned at market value, other receivables, net, and decreases in accrued compensation, deferred compensation liability and accounts payable and accrued liabilities.

Investing activities used $26,487 for the nine months ended September 30, 2015, primarily due to the acquisition of SSN, the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs and certain asset acquisitions. Investing activities used $9,140 for the nine months ended September 30, 2014, primarily due to the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs and the acquisition of Highland. The increase in investing activities for the nine months ended September 30, 2015 as compared to the comparable 2014 period is primarily due to the acquisition of SSN.

Financing activities provided $35,369 for the nine months ended September 30, 2015, primarily due to $82,727 from the issuance of the Series A Preferred Stock under our “at the market” offering, $1,499 from the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by $16,287 in payments of outstanding indebtedness, including a $11,852 loan repayment of our 11% notes due 2016, a $2,425 repayment of outstanding notes related to the SSN acquisition, a $1,455 repayment of outstanding notes related to the KMS acquisition and $68 repayment under a revolving credit agreement, payment of $20,773 of dividends on our Series A Preferred Stock and $11,837 of common stock repurchases.

Financing activities provided $53,823 for the nine months ended September 30, 2014, primarily due to the issuance of the Series A Preferred Stock and the issuance of common stock upon warrant and option exercises and under our employee stock purchase plan, partially offset by loan repayments of outstanding notes related to the Securities America acquisition, payment of dividends on our Series A Preferred Stock, common stock repurchases and repayment of the outstanding balance on our subsidiary's term loan.

At September 30, 2015, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $25,254 through February 2025, exclusive of escalation charges. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $243 through February 2020. Our Ladenburg subsidiary leased office space at 590 Madison Avenue, New York, New York in 1995. This lease expired in June 2015. We sublet the space. The subleases provided for sublease payments to Ladenburg of approximately $807 through June 2015. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. We wrote-off a receivable from subtenant of $855 for the nine months ended September 30, 2015, and we incurred additional rent expense due to default by subtenant of $468 for the nine months ended September 30, 2015.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through September 30, 2015 have been paid in cash. This loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 Loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

As of December 31, 2014, we had prepaid $130,872 of the November 2011 Loan with proceeds from the Series A Preferred Stock offerings. During the nine months ended September 30, 2015, we prepaid an additional $11,852 of the November 2011 Loan with proceeds of the Series A Preferred Stock offerings. At September 30, 2015, $17,976 remained outstanding under the November 2011 Loan.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., and Vector Group, Ltd. (“Vector Group”), a principal shareholder. At September 30, 2015, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

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

Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We will expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012, 2013, 2014 and 2015, resulting in the forgiveness of $2,143 aggregate principal amount of the loan in November of each period.

The 2011 forgivable loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of our $40,000 revolving credit agreement prior to its current maturity.

The 2011 forgivable loan agreement is secured by our, but not our subsidiaries’, deposits and accounts held at NFS or its affiliates. Upon the occurrence of an event of default, the outstanding principal and interest under the 2011 forgivable loan agreement may be accelerated and become due and payable. If the clearing agreements between NFS and certain of our broker-dealer subsidiaries are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The clearing agreements contain customary termination provisions. NFS is permitted to terminate such agreements following certain termination events, including, but not limited to, our breach of such agreements that is not cured within any applicable time periods. The NFS loans are conditioned upon the continuation of the clearing agreements with NFS and any termination of the clearing agreements by NFS prior to the loan maturity date would require us to repay any outstanding amounts under the NFS loans.

In connection with entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2015 for the 2009 and 2011 forgivable loans. Accordingly, we will recognize income in the fourth quarter of 2015 of $3,929 and $619 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans were reduced to $0 and $6,429, respectively. We recognized income in 2014 of $3,929 and $839, and in 2013 of $3,929 and $1,067 from the forgiveness of principal and interest, respectively.

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

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bore interest at 6.5% per annum, payable quarterly, and was fully paid in September 2015.

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At September 30, 2015, approximately $6,737 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remain outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest that would otherwise have been payable through August 26, 2016, less any interest already paid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings. We used approximately $25,400 of cash to finance the Highland acquisition.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At September 30, 2015, the outstanding balance of these notes, net of $374 discount, amounted to $6,171.

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

The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At September 30, 2015, the outstanding balance of these notes, net of $1,058 discount, amounted to $16,517.
We paid an additional amount of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. As of September 30, 2015, 10,662,821 shares had been repurchased for $27,461 under the program, including 4,066,669 shares for $11,837 repurchased during the nine months ended September 30, 2015. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

Current and proposed underwriting, corporate finance, merchant banking and other commitments are subject to due diligence reviews by our senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counter-party risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

We maintain inventories of trading securities. At September 30, 2015, the fair market value of our inventories was $4,125 in long positions and $419 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2015 will have a material adverse effect on our consolidated financial position or results of operations.

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

These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2014 and our quarterly report on Form 10-Q for the quarter ended March 31, 2015, important factors that could cause actual results to differ materially from these contained in any forward-looking statement made by or on behalf of us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the third quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July1 to July 31, 2015	272,215	$3.35	272,215	9,151,391
August 1 to August 31, 2015	604,026	2.60	604,026	8,547,365
September 1 to September 30, 2015	1,710,186	2.29	1,710,186	6,837,179
Total	2,586,427	$2.47	2,586,427

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board amended this repurchase program to permit the purchase of up to an additional 10,000,000 shares. As of September 30, 2015, 10,662,821 shares had been repurchased for $27,461 under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	November 5, 2015	By:	/s/ Brett H. Kaufman
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