Form 10-K
period 2015-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2016-03-15
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________
Form 10-K
________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE MKT on that date) held by non-affiliates of the registrant was approximately $364,720,888.

As of March 7, 2016, there were 183,555,620 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

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

The appealing growth profile of the independent brokerage and advisory business has been a key factor in setting our strategic path. The independent brokerage and advisory channel has expanded significantly over the past decade, driven in large part by demographic trends, including the graying of America, the retirement of the baby boomer generation and the expected transfer of retirement assets from 401(k) and group plans to individual retirement accounts. The increasing responsibility of individuals to plan for their own retirement has created demand for the financial advice provided by financial advisors in the independent channel, who are not tied to a particular firm’s proprietary products. These developments have been occurring against a backdrop of the steady migration of client assets and advisors from the wirehouse, insurance and bank channels to the independent channel.

We operate each of our independent broker-dealers separately under their own management teams in a network model, which reflects our recognition that each firm has its own unique culture and strengths. We believe this is an important part of the glue that helps bind the advisors to the firm. At the same time, we have taken advantage of the scale we have created across the multiple firms by spreading costs in areas that are not directly visible to the advisors and their clients, such as technology, accounting, insurance, procurement and other back office functions.

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

Available Information

Our securities filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any amendments to those filings, are available, free of charge, on our website, www.ladenburg.com, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. We do not intend for information contained in our website, or those of our subsidiaries, to be a part of this annual report on Form 10-K. In February 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. We will provide to any person, without charge, a copy of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Ladenburg Thalmann Financial Services Inc., 4400 Biscayne Blvd., 12th Floor, Miami, FL 33137, Attn: Secretary. Our code of ethics is also available, free of charge, on our website. Any amendments to or waivers from a provision of this code of ethics will be posted on our website.

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

The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long- term care solutions to investment and insurance providers. See Note 19, "Segment Information," in the accompanying consolidated financial statements for information regarding revenue, income (loss) before income taxes, EBITDA, as adjusted, identifiable assets, depreciation and amortization, interest, capital expenditures, and non-cash compensation for our three operating segments.

Independent Brokerage and Advisory Services Segment

Overview

Securities America, Triad, SSN, Investacorp and KMS are independent broker-dealers and registered investment advisors, whose independent contractor financial advisors offer securities brokerage and advisory services to their clients, which may include packaged products such as mutual funds, variable annuities and advisor managed accounts. Revenues generated by our independent brokerage and advisory services segment represented approximately 90%, 89% and 91% of our total revenues for 2015, 2014 and 2013, respectively.

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

Strategy for our Independent Brokerage and Advisory Services Business

We focus on increasing our independent broker-dealer networks of financial advisors, revenues and client assets as described below:

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

Premier Trust

Founded in 2001, Premier Trust is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with more than $1.0 billion in assets under administration at December 31, 2015. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. Working in combination with a client’s legal and other professional advisors, Premier Trust’s professionals assist with every aspect of planning, including income and estate taxes, retirement, succession of the family business, transferring assets to future generations and asset protection.

Ladenburg Segment

Ladenburg is a full-service broker-dealer that provides investment banking, sales and trading and equity research to its corporate and institutional clients and high net-worth individuals.

Investment Banking Activities

Ladenburg's investment banking professionals provide corporate finance and strategic and financial advisory services to public and private companies, primarily those companies with market capitalizations below $500 million, which we refer to as middle-market companies. Ladenburg provides these middle-market companies with capital raising and strategic advisory services throughout their growth cycles. Ladenburg offers its clients a high level of attention from senior personnel and has designed its organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients. Ladenburg's 17 investment banking professionals serve clients nationwide and worldwide.

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

Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2015, we participated in 70 underwritten offerings that raised an aggregate of approximately $9.1 billion. In 2015, Ladenburg placed 18 registered direct and PIPE offerings, which raised an aggregate of approximately $310 million for clients in the health-care, biotechnology, energy and other industries.

Ladenburg seeks to capitalize on its distribution network by focusing on yield-oriented equities, which have been attractive to both institutional and retail investors. The yield-oriented equity business has developed in recent years in response to the low interest rate environment.

Our bankers focus primarily on three specific areas: mortgage and equity real estate investment trusts (REITs), business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg has become a leader in syndicating these products to institutional investors as well as other retail and independent firms. Since 2013, Ladenburg has participated as a manager in 158 offerings of these products, which raised over $25.7 billion.

Similarly, Ladenburg also has dedicated investment bankers focused on health-care and biotechnology companies, as well as the energy, utilities and technology sectors. From 2013 through 2015, Ladenburg participated as a manager in 92 offerings, which raised over $4.3 billion in the health-care and biotechnology sectors.

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

Ladenburg's fixed income trading desk, Ladenburg Fixed Income (LFIX), works with advisors at our broker-dealer subsidiaries to develop fixed income solutions for clients based on individualized client needs. We believe LFIX strengthens the value proposition of our broker-dealer platform and is a natural complement to Ladenburg’s efforts in yield-oriented equities because many of the same companies to which Ladenburg provides investment banking services are also potential fixed income issuers.

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

Research Services

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department provides research coverage on approximately 255 companies and closed-end funds, specializing in small- to mid-cap companies in the power and electric utilities, energy exploration and production, sustainable infrastructure, biotechnology, personalized medicine, medical devices, specialty pharmaceutical, healthcare services, medical technology and internet and software services industries; MLPs, BDCs and mortgage and equity REITs; and other companies on a special situations basis. Ladenburg’s research coverage may expand to additional sectors in the future. Ladenburg provides its research on a fee basis to certain institutional accounts and makes it available to the financial advisors at all of our broker-dealer subsidiaries.

Our research department:

•	reviews and analyzes general market conditions and industry groups;

•	issues written reports on companies;

•	furnishes information to retail and institutional customers; and

•	responds to inquiries from customers and account executives.
Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor offering various asset management products utilized by Ladenburg clients, as well as clients of our independent broker-dealers' financial advisors. LTAM serves as our internal wealth management group and plays an important role in supporting the growth of the advisory businesses at our independent firms. At December 31, 2015, LTAM had approximately $2.1 billion of assets under management and more than 15,000 client accounts.

Ladenburg Asset Management Program

The Ladenburg Asset Management Program ("LAMP") provides centralized management of mutual fund and exchange-traded fund portfolios based on asset allocation models. Features of the program include active rebalancing at the asset class and security level, low minimum account size, risk analysis, customized investment policy statements and comprehensive performance reporting.

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

Fund Management

Alternative Strategies Fund

LTAM has created a closed-end interval fund, the Alternative Strategies Fund, which includes alternative investment products and allows clients to access these investments with low minimums and without having to be accredited investors. LTAM’s mutual fund is comprised of a portfolio of alternative investments in more than ten asset classes, including, among others, REITs, MLPs, and BDCs.

Ladenburg Funds

LTAM is the investment adviser to five funds collectively called the Ladenburg Funds.  The five Ladenburg Funds are the Ladenburg Income Fund, the Ladenburg Income & Growth Fund, the Ladenburg Growth & Income Fund, the Ladenburg Growth Fund, and the Ladenburg Aggressive Growth Fund.  Each of the Ladenburg Funds is an open end fund of funds that primarily invests in a combination of equity, fixed income and alternative strategy exchange-traded funds ("ETFs"), exchange-traded notes (“ETNs”) and mutual funds. The Ladenburg Funds employ the same investment strategies and features as the ones LTAM employs in managing separate client accounts in LAMP.

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

Each of Securities America and SSN use the services of NFS and Pershing LLC, a subsidiary of the Bank of New York Mellon Corporation, as its clearing agent on a fully disclosed basis. KMS uses the services of Pershing as its clearing agent on a fully disclosed basis. Ladenburg also uses the services of Sterne, Agee & Leach, Inc. as its clearing agent on a fully disclosed basis. The clearing agents process all securities transactions and maintain customer accounts on a fee basis. SIPC coverage protects client accounts up to $500,000 per customer, including up to $250,000 for cash. Each of NFS, Pershing and Sterne, Agee & Leach, Inc. also maintains excess securities bonds, “Excess SIPC,” providing additional protection. Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for the brokerage activities of our broker-dealer subsidiaries. The clearing agent also lends funds to customers of our broker-dealer subsidiaries through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify each clearing agent for losses it may incur on these credit arrangements.

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
As registered investment advisors under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), our investment advisory subsidiaries are subject to the regulations under both the Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things:

•	limitations on the ability of investment advisors to charge clients performance-based or non-refundable fees;

•	record-keeping and reporting requirements;

•	disclosure requirements;

•	limitations on principal transactions between an advisor or its affiliates and advisory clients; and

•	general anti-fraud prohibitions.

Additionally, our investment advisory subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), administered by the Employee Benefits Security Administration (“EBSA”) of the U.S. Department of Labor ("DOL"), for accounts that are ERISA-covered pension plans. These plans include defined benefit pension plans and individual account plans, such as 401(k) plans. ERISA imposes certain duties on persons who are fiduciaries (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving ERISA plans and fiduciaries or other service providers to such plans.  Failure to comply with the ERISA requirements could result in significant monetary penalties and could severely limit the ability of our investment advisory subsidiaries to act as fiduciaries. The DOL continues to pursue regulations that would significantly expand the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries. As proposed, these regulations focus on conflicts of interest related to investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts and other types of ERISA clients as well as how financial advisors are able to discuss IRA rollovers. On January 29, 2016, after a public comment period and hearing, the DOL sent proposed regulations to the Office of Management and Budget where they remain confidential until published in the Federal Register. Qualified accounts, specifically IRAs, make up a significant portion of our client assets.We continue to review and analyze the potential impact of the proposed regulations on our clients and prospective clients, as well as the potential impact on our business. We cannot predict how any final regulations may differ from the proposed regulations.

Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers.The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or financial advisors.

As a result of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), our financial advisors may in the future become subject to a fiduciary standard of conduct in connection with their broker-dealer activities that is no less stringent than what is currently applied to investment advisers under the Advisers Act. We continue to see enhanced legislative and regulatory interest regarding retirement investing and financial advisors, including proposed rules, regulatory priorities or general discussion around transparency and disclosure in advisor compensation and recruiting, identifying and managing conflicts of interest and enhanced data collection.

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

Net Capital Requirements

Approximately 29% of our total assets at December 31, 2015 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

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

Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by the Net Capital Rule and at December 31, 2015, each had a $250,000 minimum net capital requirement. At December 31, 2015, Securities America had regulatory net capital of $6,646,000, Triad had regulatory net capital of $8,063,000, Investacorp had regulatory net capital of $5,474,000, KMS had regulatory net capital of $5,774,000 and Ladenburg had regulatory net capital of $22,972,000.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at December 31, 2015, it had net capital of $6,731,000, which was $5,792,000 in excess of its required net capital of $939,000, and had a net capital ratio of 2.09 to 1.

Securities America, Triad, Investacorp, KMS and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through a clearing broker on a fully disclosed basis.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholder’s equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2015, Premier Trust had stockholder’s equity of approximately $1,468,000, including at least $250,000 in cash.

Failure to maintain the required net capital may subject a firm to fines, suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. During the fourth quarter of 2009 and the first quarter of 2016, Triad had a short-term net-capital deficiency. In March 2014, Triad entered into a settlement with FINRA regarding the 2009 deficiency under which Triad agreed to a fine and censure. Compliance with the net capital rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which could limit our ability to pay dividends and repay debt.

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

Personnel

At December 31, 2015, we had 1,307 full-time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 1A.  RISK FACTORS.

You should carefully consider all of the risks described below regarding our company. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially and adversely affect our business operations.

Risk Factors Relating to Our Business

Damage to our reputation could adversely impact our business.

Maintaining our reputation is critical to our ability to attract and retain financial advisors, clients and employees, and our failure, or perceived failure, to appropriately operate our business or deal with matters that give rise to reputational risk may materially and adversely harm our business, prospects and results of operations. Those matters giving rise to reputational risk include the risks discussed in this Item 1A, as well as appropriately dealing with legal and regulatory requirements, anti money-laundering practices, privacy, record keeping, and sales and trading practices, as well as our proper identification of the legal, reputational, credit, liquidity, and market risks inherent in financial products. Also, our inability to sell securities that we have underwritten on expected terms, including anticipated prices, could result in reputational damage that results in our loss of investment banking business, which would adversely impact our Ladenburg segment. Our failure to deliver appropriate standards of service and quality, or our failure or perceived failure to treat clients fairly, could result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us or our financial advisors, whether or not true, may be detrimental to our business.

Changing conditions in financial markets and the economy could adversely affect our financial condition and results of operations.

Our financial results have been adversely affected by turmoil in the financial markets in the past and may again be impacted in the future. As a financial services firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could materially adversely affect our business in many ways, including the following:

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

We incurred significant losses in 2015 and in various prior years. We cannot assure you that we will achieve profitability or have positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2016, if we are unable to achieve and sustain our profitability, it would have a material adverse effect on our business and results of operations.

We have a significant amount of debt and preferred stock outstanding, which limits cash flow available for operations and may impair our ability to obtain additional financing.

As of December 31, 2015, our total debt was approximately $54 million and we had 14,683,021 shares of Series A Preferred Stock outstanding. Our substantial amount of indebtedness and preferred stock outstanding:

•	requires us to dedicate a substantial portion of cash flows from operations to the payment of debt service and dividends, resulting in less cash available for operations and other purposes; and

•	limits our ability to obtain additional financing for working capital, regulatory capital requirements, acquisitions or general corporate purposes.

Our substantial indebtedness also increases our vulnerability to downturns in our business or in general economic conditions. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance. Also, there can be no assurance that we will satisfy the requirements for forgiveness of our forgivable loans from our principal clearing firm. Our future operating performance is subject to many factors, including economic, financial and competitive factors, which may be beyond our control. As a result, we may not be able to generate sufficient cash flow, and future sales of equity or debt securities in public or private transactions may not be available to provide sufficient net proceeds to meet these obligations, which would have a material adverse effect on our business, profitability and results of operations.

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

Misconduct could include:

•	recommending transactions that are not suitable for the client or in the client’s best interests;

•	engaging in fraudulent or otherwise improper activity;

•	binding us to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities, resulting in unknown and unmanaged risks or losses;

•	improperly using or disclosing confidential information;

•	engaging in unauthorized or excessive trading to the detriment of customers;

•	failure, whether negligent or intentional, to effect securities transactions on behalf of clients;

•	failure to perform reasonable diligence on a security, product or strategy;

•	failure to supervise a financial advisor;

•	failure to provide insurance carriers with complete and accurate information;

•	engaging in unauthorized or excessive trading to the detriment of clients;

•	engaging in improper transactions with clients; or

•	otherwise not complying with laws or our control procedures.

We cannot always deter misconduct by our employees and independent financial advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Also, our failure to properly investigate new and existing financial advisors may subject us to additional risks and liabilities.

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

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on historical behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than indicated historically. Other risk management methods depend on our management's evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will effectively and accurately record and verify this information. Also, we face additional risk management challenges because many of our independent financial advisors work in small, decentralized offices.

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

Our success is dependent in large part upon the services of our senior executives and employees, including the management of our broker-dealer subsidiaries. We generally do not maintain, and do not intend to obtain, key man insurance on the life of any executive or employee. If our senior executives or employees terminate their employment with us and we are unable to find suitable replacements in relatively short periods of time, our business and results of operations may be materially and adversely affected.

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

We rely on clearing brokers and the termination of our clearing agreements could disrupt our business.

Each of Triad, Investacorp, KMS, and Ladenburg uses one principal clearing broker to process securities transactions and maintain customer accounts on a fee basis. Securities America and SSN use two clearing brokers to perform the same functions. Each clearing broker also provides billing services, extends credit and provides for control and receipt, custody and delivery of securities. Each of our broker-dealer subsidiaries depends on the operational capacity and ability of its clearing broker for the orderly processing of transactions. By engaging the processing services of a clearing firm, each of our broker-dealer subsidiaries is exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If these clearing agreements were terminated for any reason, we would be forced to find alternative clearing arrangements. We cannot assure you that we would be able to find alternative clearing arrangements on acceptable terms to us or at all. Also, the loss of a clearing firm could hamper the ability of our independent broker-dealers to recruit and retain their respective independent financial advisors.

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

Also, regulatory agencies and other industry participants have suggested that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. Any reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our results of operations. Additionally, the U.S. Department of Labor, which promulgates rules related to retirement plans, has proposed rules that may restrict commissions and fees on qualified retirement accounts, including IRAs.

Decreases in client assets or assets under management may decrease our revenues.

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
Additionally, the Dodd-Frank Act may impact the manner in which we operate our business and interact with regulators and many regulations under the Dodd-Frank Act have not yet been proposed or implemented. In particular, the impact of the establishment of a fiduciary standard for broker-dealers by the SEC is uncertain and may require us to expend resources to ensure that we and our financial advisors comply with the new standards.
As discussed in Item 1"Business - Government Regulation," the DOL has proposed regulations that would significantly expand the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries. As proposed, these regulations focus on conflicts of interest related to investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts and other types of ERISA clients as well as how financial advisors are able to discuss IRA rollovers.We are continuing to review and analyze the potential impact of the proposed regulations on our clients and prospective clients as well as the potential impact on our business. We cannot predict how any final regulations may differ from the proposed regulation. If final regulations were to be issued with provisions substantially similar to the proposed regulations, they could impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts, any of which could negatively impact our results of operations.

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

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. Also, Securities America is subject to the net capital requirements of CFTC Regulation 1.17. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2015, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier Trust exceeded its minimum stockholder's equity requirement. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid inflation of the broker-dealer’s net capital. The Net Capital Rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the Net Capital Rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC or the CFTC, as applicable, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. During the fourth quarter of 2009 and the first quarter of 2016, Triad had a short-term net-capital deficiency. See Note 5 to the audited consolidated financial statements.

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

The trading price of our common stock, as reported by the NYSE MKT, has ranged from a low of $1.80 to a high of $4.08 per share for the 52 week period ended December 31, 2015. The trading price of our Series A Preferred Stock, as reported by the NYSE MKT, has ranged from a low of $17.33 to a high of $25.41 per share during 2015. We expect that the market price of our common stock and Series A Preferred Stock will continue to fluctuate significantly.

The market price of our stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

•	variations in quarterly operating results;

•	general economic and business conditions, including conditions in the securities brokerage and investment banking markets;

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

•	trading prices of similar securities;

•	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

•	our announcements of significant contracts, milestones or acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital;

•	additions or departures of key personnel;

•	the initiation or outcome of litigation or arbitration proceedings;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	legislation or regulatory policies, practices or actions;

•	changes in financial estimates by securities analysts; and

•	fluctuations in stock market prices and volume.

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

At March 7, 2016 our named executive officers, directors and their affiliates, beneficially owned approximately 46.69% of our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

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

At December 31, 2015, we had outstanding 182,338,038 shares of common stock, options and warrants to purchase a total of 57,494,385 shares of common stock and 14,683,021 shares of our Series A Preferred Stock. We are authorized to issue up to 800,000,000 shares of common stock and 25,000,000 shares of preferred stock and are able to issue a significant number of additional shares without obtaining shareholder approval. If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may be significantly diluted, which means that they would own a smaller percentage of our company.

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

Ladenburg previously occupied office space at 590 Madison Avenue, New York, New York; Ladenburg previously subleased all of this space to three unrelated parties on various terms that provided for sublease payments to Ladenburg of approximately $807,000 through June 2015, when the lease expired. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. As a result, Ladenburg wrote-off a receivable from subtenant of $855,000 and incurred additional rent expense due to default by subtenant of $468,000 during 2015. Ladenburg also operates branch offices in leased office space. Such branch offices are located in Miami, Naples and Boca Raton, Florida, Morristown, New Jersey, Boston, Massachusetts, Houston, Texas, Calabasas, Irvine and San Francisco, California, Melville, New York and Westhampton Beach, New York.
Our independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise. Information regarding the principal executive offices used in our independent brokerage and advisory services segment is listed below:

Subsidiary	Location	Approximate Square Footage	Lease Expiration Date
Securities America	La Vista, NE	80,000	January 2018
Triad	Norcross, GA	21,835	February 2025
SSN	Knoxville, TN	15,000	March 2020 (1)
Investacorp	Miami, FL	11,475	September 2020 (2)
KMS	Seattle, WA	8,575	September 2024
Premier Trust	Las Vegas, NV	14,450	September 2019

(1)	The lessor is Cogdill Capital LLC, an entity of which SSN's CFO and CEO are members.

(2)	The lessor is Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder.

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

Our common stock trades on the NYSE MKT under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2015		2014
Period	High	Low	High	Low
First Quarter	$4.08	$3.80	$3.25	$2.32
Second Quarter	3.97	3.23	3.18	2.57
Third Quarter	3.50	1.80	4.34	3.10
Fourth Quarter	3.28	2.07	4.50	3.29

Our Series A Preferred Stock trades on the NYSE MKT under the symbol “LTS PrA.”

Holders

At March 4, 2016, there were approximately 3,288 record holders of our common stock.

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

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2015	543,592	$2.44	543,592	6,293,587
November 1 to November 30, 2015	496,395	2.99	496,395	5,797,192
December 1 to December 31, 2015	566,759	3.02	566,759	5,230,433
Total	1,606,746	$2.81	1,606,746

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board amended this repurchase program to permit the purchase of up to an additional 10,000,000 shares. As of December 31, 2015, 12,269,567 shares had been repurchased for $31,979 under the program. On August 15, 2013, we purchased 3,000,000 shares of our common stock at a price of $1.67 per share in a privately-negotiated transaction, which was not made pursuant to a stock repurchase program. In the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan, and intend to adopt similar plans periodically in the future, to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods.

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

	Year Ended December 31,
	2015	2014		2013	2012	2011
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$1,152,118	$921,253	(a)	$793,116	$650,111	$273,600	(b)
Total expenses	1,163,868	911,259		790,591	672,114	285,902
(Loss) income before item shown below	(11,750)	9,994		2,525	(22,003)	(12,302)
Change in fair value of contingent consideration	55	12		(121)	7,111	—
(Loss) income before income taxes	(11,695)	10,006		2,404	(14,892)	(12,302)
Net (loss) income	(11,213)	33,352		(522)	(16,354)	3,893
Per common and equivalent share:
(Loss) income per common share - basic	$(0.21)	$0.09		$(0.04)	$(0.09)	$0.02
(Loss) income per common share - diluted	$(0.21)	$0.08		$(0.04)	$(0.09)	$0.02
Basic weighted average common shares	183,660,993	182,768,494		182,295,476	183,572,582	183,023,590
Diluted weighted average common shares	183,660,993	206,512,437		182,295,476	183,572,582	189,014,028
Balance Sheet Data:
Total assets	$574,358	$510,758		$360,820	$338,129	$347,145
Total liabilities	198,327	174,287		167,407	286,908	283,702
Shareholders’ equity	376,002	336,460		193,361	51,221	63,443
Other Data:
Book value per common share	$2.06	$1.82		$1.06	$0.28	$0.34

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

During the year ended December 31, 2015, we incurred $45,000 of indebtedness related to acquisitions, $16,355 of which was outstanding as of December 31, 2015. During the three years ended December 31, 2015, in connection with acquisitions, we issued 3,981,684 shares of common stock and incurred $60,600 of indebtedness.

Recent Developments

Preferred Stock Offerings

During the year ended December 31, 2015, we sold 3,586,790 shares of Series A Preferred Stock pursuant to "at the market” programs, which provided net proceeds of $84,380.

Stock Repurchases

During 2015, we repurchased an aggregate of 5,673,415 shares of our common stock for $16,355. In November 2014, our board of directors approved an amendment to our stock repurchase program to permit the repurchase of an additional 10,000,000 shares of common stock. As of March 7, 2016, we have the authority to repurchase an additional 4,129,956 shares.

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

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of our broker-dealer subsidiaries introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for our broker-dealer subsidiaries' proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $11, $47 and $148 for the years ended December 31, 2015, 2014 and 2013, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $1,358 at December 31, 2015 and $359 at December 31, 2014 for potential losses. See Note 13 to our consolidated financial statements included in this report.
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

Valuation of Deferred Tax Assets.  We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax liability as of December 31, 2015, which consists principally of the tax benefit of net operating loss carryforwards, compensation charges related to equity instruments and deferred compensation liabilities, offset by intangible assets and goodwill, amounted to $4,416. After consideration of all the evidence, both positive and negative, we have determined that it was more likely than not that deferred tax assets would be realized with the exception of certain state net operating losses in the amount of $79.

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
Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step quantitative impairment test. The annual impairment tests performed at December 31, 2015 and 2014 based on quantitative and qualitative assessments did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill.

Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad, Premier Trust, Securities America, Highland (since July 31, 2014), KMS (since October 15, 2014), SSN (since January 2, 2015) and our other wholly-owned subsidiaries.

The following table includes a reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company as reported:

	Year Ended December 31,
	2015		2014	2013
Total revenues	$1,152,118		$921,253	$793,116
Total expenses	1,163,868		911,259	790,591
(Loss) income before income taxes	(11,695)		10,006	2,404
Net (loss) income attributable to the Company	(11,151)		33,433	(522)
Reconciliation of EBITDA, as adjusted, to net (loss) income attributable to the Company:
EBITDA, as adjusted	$43,636		$61,178	$57,203
Add:
Interest income	254		245	194
Change in fair value of contingent consideration	55		12	(121)
Less:
Loss on extinguishment of debt	(252)		(548)	(4,547)
Interest expense	(5,169)		(6,990)	(15,438)
Income tax benefit (expense)	482		23,346	(2,926)
Depreciation and amortization	(27,077)		(18,397)	(15,315)
Non-cash compensation expense	(8,759)		(10,541)	(6,766)
Amortization of retention and forgivable loans	(9,238)		(11,041)	(11,544)
Financial advisor recruiting expense	(2,387)		(1,489)	(1,194)
Acquisition-related expense	(528)		(2,342)	—
Other	(2,168)	(1)	—	—
Net (loss) income attributable to the Company	$(11,151)		$33,433	$(454)

(1) Includes loss on write-off of receivable from subtenant of $855, deferred compensation obligation of $532, rent expense due to default by subtenant of $468 and excise and franchise tax expense of $313 for the twelve months ended December 31, 2015.

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

	Independent Brokerage and Advisory Services (5)		Ladenburg		Insurance Brokerage (7)	Corporate		Total
2015
Revenues	$1,035,365		$61,841		$49,573	$5,339		$1,152,118
Income (loss) before income taxes	7,735		3,095		(6,701)	(15,824)	(3)	(11,695)
EBITDA, as adjusted (6)	46,053		6,052		1,170	(9,639)		43,636

2014
Revenues	$816,581		$73,298		26,164	$5,210		$921,253
Income (loss) before income taxes	10,520		14,846		(841)	(14,519)	(3)	10,006
EBITDA, as adjusted (6)	50,596		16,174		2,315	(7,907)		61,178

2013
Revenues	$723,246	(1)	$69,603	(1)	$—	$267	(2)	$793,116
Income (loss) before income taxes	4,850		11,689		—	(14,135)	(3)	2,404
EBITDA, as adjusted (6)	52,549		13,188	(4)	—	(8,534)	(4)	57,203

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

(5)	Includes KMS from October 15, 2014 and SSN from January 2, 2015.

(6)	See Note 19 to our consolidated financial statements for a reconciliation of EBITDA, as adjusted, to (loss) income before income taxes.

(7)	Includes Highland from July 31, 2014.

Year ended December 31, 2015 compared to year ended December 31, 2014

For the fiscal year ended December 31, 2015, we had a net loss attributable to the Company of $11,151 as compared to net income attributable to the Company of $33,433 for the fiscal year ended December 31, 2014, primarily due to a $22,864 decrease in income tax benefit, a $11,456 decrease in revenues in our Ladenburg segment, an increase in depreciation and amortization expense of $8,680 and a reduction in interest and dividends revenue of $2,367 due to the expiration of our prior bank sweep program on cash deposits. The revenue decrease in our Ladenburg segment, which has higher margins than our other segments, resulted from a decline in equity capital raising for small and mid-cap public companies as compared to the prior year during which the Ladenburg segment experienced high levels of capital raising revenues. Our independent brokerage and advisory services segment also experienced reduced profitability, driven by declining commissions and marketing revenues from alternative investments, lower syndicate revenues and increased expenses related to business expansion. Net loss attributable to the Company for the fiscal year ended December 31, 2015 benefited from decreases in interest expense of $1,821, acquisition expense of $1,814 and non-cash compensation expense of $1,782 as compared to 2014. The 2014 results reflected a $23,346 income tax benefit primarily attributable to the Highland and KMS acquisitions, as well as from the reversal of a valuation allowance previously provided to offset deferred tax assets. Highland, which we acquired during the third quarter of 2014, had a loss before income taxes of $6,701 for fiscal year 2015 as compared to a loss before income taxes of $841 from the date of acquisition (July 31, 2014) through December 31, 2014. Total revenues and total expenses in 2015 increased by 25% and 28%, respectively, from the prior year.

2015 total revenues increased by $230,865 (25%) from 2014, in part due to the addition of $116,207 from SSN, which we acquired in January 2015. Revenues for Highland and KMS, which we acquired in July 2014 and October 2014, respectively, were $142,234 for the twelve months ended December 31, 2015 as compared to $46,004 from their dates of acquisition through December 31, 2014. 2015 total revenues included increases in advisory fees of $118,875, commissions of $112,949 and service fees and other income of $14,597, partially offset by decreases in investment banking revenue of $11,853, interest and dividends of $2,367 and principal transactions of $1,336. Our independent brokerage and advisory services segment revenues increased $218,785 (27%) from 2014, driven by an increase of $189,028 from the KMS and SSN acquisitions, successful recruitment of additional advisors and increased advisory assets under management. Our Ladenburg segment revenues decreased by $11,456 (16%) from 2014 primarily due to lower investment banking revenue as compared to the prior year.

2015 total expenses increased by $252,609 (28%) from 2014, in part due to the addition of $114,832 from SSN. Expenses for Highland and KMS were $149,511 for the twelve months ended December 31, 2015 as compared to $46,501 from their dates of acquisition through December 31, 2014. 2015 total expenses included increases in commissions and fees expense of $195,664, compensation and benefits expense of $29,555, other expense of $17,116, depreciation and amortization of $8,680, professional services expense of $3,525, brokerage, communication and clearance fee expense of $2,827 and rent and occupancy expense, net of sublease revenue, of $2,757, which were partially offset by decreases in interest expense of $1,821, acquisition-related expense of $1,814, amortization of retention and forgivable loans of $1,803, non-cash compensation of $1,782 and loss on extinguishment of debt of $296 due to the prepayment of indebtedness.

The $112,949 (25%) increase in commissions revenue for 2015 as compared to 2014 was attributable to the acquisitions of Highland, KMS and SSN, which added $148,362 in commissions revenue for the twelve months ended December 31, 2015. Our independent brokerage and advisory services segment commissions revenue increased by $90,561 (23%) in 2015 as compared to the prior year, mainly driven by an increase of $90,217 in revenues from the KMS and SSN acquisitions, higher commission trails and increased sales of mutual funds and variable annuities, partially offset by decreased sales of alternative investments. Our Ladenburg segment commissions revenue decreased by $1,011 (6%) in 2015 from 2014 resulting from reduced fees in all sectors. Commissions revenue in our insurance brokerage segment was $49,021 for the twelve months ended December 31, 2015 as compared to $25,622 from the date of acquisition (July 31, 2014) through December 31, 2014.

The $118,875 (35%) increase in advisory fees revenue in 2015 as compared to 2014 was primarily attributable to a $117,822 (35%) increase in our independent brokerage and advisory services segment. The acquisitions of KMS and SSN added $94,717 in advisory fees revenue for the twelve months ended December 31, 2015. Advisory fees revenue for a particular period is primarily affected by the level of advisory assets and market conditions. Total advisory assets under management at December 31, 2015 increased by 15% to approximately $50,100,000 as compared to $43,500,000 at December 31, 2014, primarily resulting from the SSN acquisition, which added approximately $5,300,000 in advisory assets.

The $11,853 (25%) decrease in investment banking revenue for 2015 as compared to 2014 was primarily driven by a $12,678 decrease in capital raising revenue. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services.

Revenue from capital raising activities was $33,015 for the fiscal year ended December 31, 2015 as compared to $45,692 for the prior year, primarily due to high levels of capital raising revenue in the prior year. Strategic advisory services revenue increased by $825 to $2,131 for 2015 as compared to $1,306 for 2014.

The $1,336 (69%) decrease in principal transactions revenue in 2015 as compared to 2014 was primarily attributable to our Ladenburg segment, which had a decrease of $1,215 (59%) due to a decline in the value of the firm's investments.

The $2,367 (38%) decrease in interest and dividends revenue for 2015 as compared to 2014 was primarily due to lower revenue from our cash sweep programs. We received enhanced revenue during 2014 under our cash sweep program but the benefits expired in the fourth quarter of 2014. Interest revenue from our cash sweep program was $1,994 for the year ended December 31, 2015, as compared to $4,172 for the prior year. We implemented a new cash sweep program beginning in April 2015 that applies to the cash balances at four of our broker-dealer subsidiaries, and implemented such program at a fifth broker-dealer subsidiary in September 2015. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At December 31, 2015, client assets included in cash balances were approximately $4,776,000, including approximately $3,624,000 participating in our new cash sweep programs. See "Item 1A. - Significant interest rate changes and the termination of our cash sweep agreement could affect our profitability and financial condition."

The $14,597 (19%) increase in service fees and other income in 2015 as compared to 2014 was primarily attributable to the acquisitions of Highland, KMS and SSN, which added $15,344 in service fees and other income for the twelve months ended December 31, 2015. We have undertaken initiatives to increase service fees and other income.

The $195,664 (30%) increase in commissions and fees expense for 2015 as compared to 2014 was directly correlated with the increase in advisory fee and commission revenue in our independent brokerage and advisory services segment and our insurance brokerage segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn additional compensation based on the revenues produced. Commissions and fees expenses for Highland, KMS and SSN were $188,022 for the twelve months ended December 31, 2015.

The $29,555 (25%) increase in compensation and benefits expense for 2015 as compared to 2014 was attributable to an increase of $14,897 in our independent brokerage and advisory services segment, as headcount grew 18% from the prior year mainly driven by acquisitions, partially offset by a decrease of $2,774 in our Ladenburg segment. Compensation and benefits expense in our insurance brokerage segment was $30,044 for the twelve months ended December 31, 2015 as compared to $13,389 from the date of acquisition (July 31, 2014) through December 31, 2014.

The $1,782 (17%) decrease in non-cash compensation expense for 2015 as compared to 2014 was primarily attributable to a decrease of $3,575 from stock option grants made to Securities America financial advisors in connection with the 2011 acquisition and consultants, partially offset by an increase of $628 from stock option grants to employees and directors, including $704 granted to employees of newly-acquired companies and an increase of $1,168 from restricted stock grants to employees. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The decrease in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the decrease in our non-cash compensation expense related to grants made to advisors. The stock option grants made to Securities America financial advisors in connection with the 2011 acquisition were fully vested in November 2015.

The $2,827 (16%) increase in brokerage, communication and clearance fees expense for 2015 as compared to 2014 was primarily due to the acquisitions of KMS and SSN, which added $3,077 for the twelve months ended December 31, 2015. Excluding KMS and SSN, our independent brokerage and advisory services segment experienced a decrease of $616 in brokerage, communication and clearing fees expense for 2015 as compared to the prior year. Brokerage, communication and clearing fees expense in our insurance brokerage segment was $759 for the twelve months ended December 31, 2015 as compared to $329 from the date of acquisition (July 31, 2014) through December 31, 2014.

The $2,757 (39%) increase in rent and occupancy, net of sublease revenue for 2015 as compared to 2014 was primarily due to an increase of $1,069 in our insurance brokerage segment, an increase of $978 in our independent brokerage and advisory services segment, and an increase of $694 in our Ladenburg segment that included additional expense of $468 due to default by a subtenant who filed for bankruptcy during 2015.

The $3,525 (32%) increase in professional services expense for 2015 as compared to 2014 was attributable to increases at our independent brokerage and advisory services segment of $1,381, our corporate segment of $1,163 and our Ladenburg segment of $772, mainly driven by higher audit and recruiting fees. Professional services expenses for Highland, KMS and SSN were $1,787 for the twelve months ended December 31, 2015.

The $1,821 (26%) decrease in interest expense for 2015 as compared to 2014 resulted from decreased average debt balances and decreased average interest rates. An average debt balance of approximately $61,948 was outstanding for 2015, as compared to an average debt balance outstanding of approximately $63,704 for 2014. The average interest rate was 7.2% for 2015 as compared to 9.2% for 2014. For the twelve months ended December 31, 2015, our average debt balance declined due to the prepayment of $11,852 of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America. In January 2015, we incurred $20,000 of debt in connection with the SSN acquisition, which bears interest at an annual rate of 1.74%. Our outstanding debt balance as of December 31, 2015 included $6,738, $6,054 and $16,355 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $8,680 (47%) increase in depreciation and amortization expense for 2015 as compared to 2014 was largely due to $1,890 of additional expense from SSN and an increase of $2,506 in our independent brokerage and advisory services segment driven by capitalized information technology expense. Depreciation and amortization expense in our insurance brokerage segment was $6,949 for the twelve months ended December 31, 2015 as compared to $2,743 from the date of acquisition (July 31, 2014) through December 31, 2014.

The $1,814 (77%) decrease in acquisition-related expense for 2015 as compared to 2014 was due to higher expenses in the prior-year period resulting from the acquisitions of Highland and KMS in 2014 and SSN on January 2, 2015.

The $17,116 (40%) increase in other expense in 2015 as compared to 2014 was primarily driven by increases at our independent brokerage and advisory services segment of $10,296, our insurance brokerage segment of $4,553 and our Ladenburg segment of $1,779. The acquisitions of KMS and SSN added $7,387 in other expense for the twelve months ended December 31, 2015. Excluding KMS and SSN, the increase in other expense at our independent brokerage and advisory services segment was mainly attributable to increases in insurance expense of $1,115, bad debt, error and settlement expense of $959, and financial advisor recruiting expense of $753, which was partially offset by decreases in dues, licenses and registrations of $655, deferred compensation plan expense of $303 and conference expense of $277. Our Ladenburg segment experienced an increase in bad debt expense of $974, recorded a write-off of $855 due to the bankruptcy of a subtenant under a lease that expired in June 2015 and added expense related to a new health care conference held in the third quarter of 2015, partially offset by a decrease in travel, entertainment and meals expense of $210. Our insurance brokerage segment had other expense of $7,336 for the twelve months ended December 31, 2015 as compared to $2,783 from the date of acquisition (July 31, 2014) through December 31, 2014.

We had an income tax benefit of $482 in 2015 as compared to an income tax benefit of $23,346 in 2014. In 2015, the effective tax rate differed from the federal statutory income tax rate primarily due to non-deductible expenses and state and local income taxes. In 2014, the effective tax rate differed from the federal statutory income tax rate primarily due to the reversal of our valuation allowance as our net deferred tax assets became realizable on a more-likely-than-not basis. The reversal related to additional positive evidence including acquisition of Highland Capital and pre-tax earnings in recent years.

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

The $3,082 (20%) increase in depreciation and amortization expense for 2014 as compared to 2013 was primarily due to $2,743 of additional depreciation and amortization expense from the Highland acquisition during 2014. Our independent brokerage and advisory services segment had an increase of $502 in 2014, partially offset by a decrease of $126 in our Ladenburg segment.

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

Liquidity and Capital Resources

Approximately 29% and 29% of our total assets at December 31, 2015 and December 31, 2014, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity.

Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Below is a summary of changes in our cash flow (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$19,319	$26,855	$20,874
Investing activities	(28,211)	(16,613)	(7,023)
Financing activities	24,482	42,516	1,044
Net increase in cash and cash equivalents	$15,590	$52,758	$14,895
Cash and cash equivalents, beginning of period	103,087	50,329	35,434
Cash and cash equivalents, end of period	$118,677	$103,087	$50,329

Cash provided by operating activities for 2015 was $19,319, which primarily consisted of our net loss of $11,213 adjusted for non-cash expenses, increases in accrued compensation, commissions and fees payable, decreases in securities owned at market value and cash surrender value, partially offset by increases in receivables from clearing brokers and other broker-dealers, notes receivable and other assets, as well as decreases in accounts payable and accrued liabilities. In 2014, cash provided by operating activities was $26,855 primarily consisted of our net income of $33,352, adjusted for non-cash expenses including deferred income tax benefit, increases in commissions and fees payable and cash surrender value of life insurance, partially offset by decreases in accounts payable and accrued liabilities, deferred compensation liability, accrued compensation, as well as increases in receivables from clearing brokers, other receivables, net, securities owned, at fair value and other assets.

Investing activities used $28,211 in 2015, primarily due to the acquisition of SSN, the purchase of furniture, equipment, leasehold improvements and the capitalization of software development costs and certain asset acquisitions. In 2014, investing activities used $16,613, primarily due to the purchase of furniture, equipment and leasehold improvements and $9,266 related to the acquisitions of KMS and Highland, and an asset acquisition by Securities America.

Financing activities provided $24,482 in 2015, primarily due to $84,380 from the issuance of the Series A Preferred Stock under our “at the market” offering and $2,016 from the issuance of common stock upon option exercises and under our employee stock purchase plan. This was partially offset by $18,026 in payments of outstanding indebtedness that included a $11,852 loan repayment of our 11% notes due 2016, a $3,645 repayment of outstanding notes related to the SSN acquisition, a $1,945 repayment of outstanding notes related to the KMS acquisition and a $387 repayment of a term note made by one of our subsidiaries, payment of $28,108 of dividends on our Series A Preferred Stock and $16,355 used for common stock repurchases. Financing activities provided $42,516 for 2014, primarily due to $108,617 from the issuance of the Series A Preferred Stock under our “at the market” offering and $3,282 from the issuance of common stock upon option exercises and under our employee stock purchase plan. This was partially offset by $42,369 in payments relating to outstanding indebtedness, including a $21,834 repayment of indebtedness by certain of Highland’s subsidiaries pursuant to a credit agreement in connection with the Highland acquisition and a $20,022 repayment of outstanding notes related to the Securities America acquisition, payment of $17,244 of dividends on our Series A Preferred Stock and $9,535 of common stock repurchases.

Operating Capital Requirements

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement.  Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2015, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $6,646, Triad $8,063, Investacorp $5,474, KMS $5,774, SSN $6,731 and Ladenburg $22,972. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At December 31, 2015, Premier Trust had stockholders’ equity of $1,468, including at least $250 in cash.

Sources of Liquidity

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

We have entered into equity distribution agreements under which we sold, and may sell, shares of our Series A Preferred Stock in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During 2015, we sold 3,586,790 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $86,352, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $2,021. As of December 31, 2015, approximately 2,590,185 shares remained available for issuance pursuant to the “at the market” offering.

We used the net proceeds from the Series A Preferred Stock offerings in the years ended December 31, 2015 and 2014, respectively (see Note 15), to prepay $11,852 and $20,022 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either December 31, 2015 or December 31, 2014. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends on our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of December 31, 2015.

Debt

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through December 31, 2015 have been paid in cash. This loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 Loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock, of which 10,699,999 are outstanding as of December 31, 2015. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

As of December 31, 2014, we had prepaid $130,872 of the principal of the November 2011 Loan with proceeds from the Series A Preferred Stock offerings.
During the twelve months ended December 31, 2015, we prepaid an additional $11,852 of the principal of the November 2011 Loan with proceeds of the Series A Preferred Stock offerings. At December 31, 2015, $17,976 remained outstanding under the November 2011 Loan.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., and Vector Group, Ltd. (“Vector Group”), a principal shareholder.

At December 31, 2015, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

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

In connection with entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. The required conditions to forgiveness were met in November 2015 for the 2009 and 2011 forgivable loans. Accordingly, we recognized income in the fourth quarter of 2015 of $3,929 and $619 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans were reduced to $0 and $6,429, respectively. We recognized income in 2014 of $3,929 and $839, and in 2013 of $3,929 and $1,067 from the forgiveness of principal and interest, respectively.

In November 2011, as part of the amendment of Ladenburg’s clearing agreement with NFS, NFS agreed to provide an annual credit of $1,000 to Ladenburg or another of our broker-dealers for a five-year period. Such credits were received in November 2012, November 2013, November 2014, and November 2015. Such expense reduction must be repaid pro-rata if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financial statements.

In connection with the Premier Trust acquisition in 2010, we issued a $1,161 promissory note to a subsidiary of Premier Trust’s former shareholder. The note bore interest at 6.5% per annum, payable quarterly, and was fully paid in September 2015.

On July 31, 2014, we acquired HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At December 31, 2015, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest that would otherwise have been payable through August 26, 2016, less any interest already paid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings. We used approximately $25,400 of cash to finance the Highland acquisition.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At December 31, 2015, the outstanding balance of these notes, net of $343 discount, amounted to $5,711.

On January 2, 2015, we acquired all of the capital stock of SSN and a sister company. The purchase price was approximately $47,287, consisting of $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At December 31, 2015, the outstanding balance of these notes, net of $977 discount, amounted to $15,378. We paid an additional amount subsequent to closing of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and a sister company as of the closing date of the acquisition exceeded a targeted amount.

We are currently in compliance with all debt covenants in our debt agreements.

Stock Repurchases

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. As of December 31, 2015, 12,269,567 shares had been repurchased for $31,979 under the program, including 5,673,415 shares repurchased for $16,355 during the twelve months ended December 31, 2015. In the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan, and intend to adopt similar plans periodically in the future, to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods.

Lease Agreements

At December 31, 2015, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $26,511 through February 2025, exclusive of escalation charges. Our Ladenburg subsidiary leased office space at 590 Madison Avenue, New York, New York in 1995 and the lease expired in June 2015. We sublet the space through June 2015. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. As a result, Ladenburg wrote-off a receivable from subtenant of $855 and incurred additional rent expense due to default by subtenant of $468 during the twelve months ended December 31, 2015.

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

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2015 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Notes payable under November 2011 financing (1)	$20,135	$20,135	$—	$—	$—
Revolving credit agreement with affiliate of our principal shareholder (2)	—	—	—	—	—
Notes payable to clearing firm under forgivable loans (3)	7,215	393	6,822	—	—
Operating leases (4)	26,511	8,222	9,975	4,418	3,896
Deferred compensation plan (5)	19,730	937	1,534	6,188	11,071
Note payable to bank - Securities America (6)	1,618	808	719	91	—
Notes payable to Highland's former shareholders (7)	9,039	677	1,351	7,011	—
Notes payable to KMS' former shareholders (8)	6,852	2,694	4,158	—	—
Notes payable to SSN's former shareholders (9)	16,858	5,187	10,374	1,297	—
Total	$107,958	$39,053	$34,933	$19,005	$14,967

(1)	Notes bear interest at 11% per annum, payable quarterly. See Note 12 to our consolidated financial statements.

(2)
The revolving credit agreement has an August 25, 2021 maturity date and bears interest at a rate of 11% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 12 to our consolidated financial statements.

(3)
The 2011 NFS forgivable loan ($6,429 at December 31, 2015) bears interest at the federal funds rate plus 6% per annum and is payable in seven annual installments if not forgiven. See Note 12 to our consolidated financial statements.

(4)	Excludes sublease revenues of $242. See Note 13 to our consolidated financial statements.

(5)	See Note 10 to our consolidated financial statements.

(6)	Note bears interest at 5.5% per annum and is payable in 54 monthly installments. See Note 12 to our consolidated financial statements.

(7)	Notes bear interest at 10% per annum and mature on February 26, 2019. See Note 12 to our consolidated financial statements.

(8)	Notes bear interest at 1.84% per annum and are payable in 16 quarterly installments. See Note 12 to our consolidated financial statements.

(9)	Notes bear interest at 1.74% per annum and are payable in 16 quarterly installments. See Note 12 to our consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report and in other filings with the Securities and Exchange Commission and in our reports to shareholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1A above, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 15, 2016 beginning on page F-1 of this report which are incorporated by reference in this Item 8.

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2015.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2015 as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ladenburg Thalmann Financial Services Inc.

We have audited the internal control over financial reporting of Ladenburg Thalmann Financial Services Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Ladenburg Thalmann Financial Services Inc., and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP
New York, New York
March 15, 2016

ITEM 9B.  OTHER INFORMATION.

On March 9, 2016, we entered into a third amendment (the “Third Amendment") to our revolving credit facility with an affiliate of our Chairman of the Board and principal shareholder, Dr. Phillip Frost, M.D., to extend its maturity date for a period of five (5) years. We may repay outstanding amounts or re-borrow amounts under this revolving credit facility at any time prior to the new maturity date of August 25, 2021, without penalty. The foregoing description of the Third Amendment is only a summary and is qualified in its entirety by reference to the full text of the Third Amendment, which is filed as Exhibit 10.22 to this Annual Report and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1):  Index to 2015 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 15, 2016, appear beginning on page F-1 of this report.

(a)(2):  Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3):  Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
2.1	Stock Purchase Agreement, dated as of September 21, 2014, by and among the Company, Securities Service Network, Inc., Renaissance Capital Corporation and the shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	AA	2.2

2.2	Asset Purchase Agreement, dated July 16, 2014, by and among Securities America Financial Corporation, Sunset Financial Services, Inc. and Kansas City Life Insurance Company (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	BB	2.1
2.3	Stock Purchase Agreement, dated as of August 8, 2014 by and among Ladenburg Thalmann Financial Services Inc., KMS Financial Services, Inc. and the shareholders of KMS Financial Services, Inc.	Z	2.1
3.1	Articles of Incorporation.	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999.	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006.	C	3.1
3.4	Articles of Amendment to the Articles of Incorporation, dated May 9, 2013.	T	3.1
3.5	Articles of Amendment to the Articles of Incorporation, dated May 21, 2013.	U	3.6
3.6	Articles of Amendment to the Articles of Incorporation, dated June 20, 2013.	V	3.1
3.7	Articles of Amendment to the Articles of Incorporation, dated June 9, 2014.	W	3.1
3.8	Articles of Amendment to the Articles of Incorporation, dated June 25, 2014.	Y	3.1
3.9	Articles of Amendment to the Articles of Incorporation, dated November 20, 2014.	CC	3.1
3.10	Articles of Amendment to the Articles of Incorporation, dated May 20, 2015	GG	3.1
3.11	Amended and Restated Bylaws.	D	3.2
4.1	Form of common stock certificate.	A	4.1
4.2	Form of Promissory Note, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement.	P	10.2
4.3	Form of Warrant, dated as of November 4, 2011, issued under the November 4, 2011 Loan Agreement.	P	4.1
4.4	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate.	U	4.1
4.5	Form of Non-Negotiable Promissory Note, dated as of October 15, 2014, issued to the former shareholders of KMS Financial Services, Inc.	Z	4.1
4.6	Form of Non-Negotiable Promissory Note (Cap Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	DD	4.1
4.7	Form of Non-Negotiable Promissory Note (Balance Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	DD	4.2
10.1	Amended and Restated 1999 Performance Equity Plan.*	F	4.1
10.2	Ladenburg Thalmann Financial Services Inc. Amended and Restated 2009 Incentive Compensation Plan.*	X	Exhibit A
10.3	Ladenburg Thalmann Financial Services Inc. Amended and Restated Qualified Employee Stock Purchase Plan.*	G	Appendix A
10.4	Office Lease dated March 30, 2007 between Ladenburg Thalmann & Co., Inc. and Frost Real Estate Holdings, LLC.	H	10.1
10.5	Amendment and Lease Extension Agreement, dated as of March 8, 2013, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	S	10.1
10.6	Warrant issued to BroadWall Capital LLC.	I	10.1
10.7	Form of Stock Option Agreement issued to employees of BroadWall.	I	10.2
10.8	Letter Agreement, dated February 26, 2014, between the Company and Vector Group Ltd.	J	10.1
10.9	Form of Warrant issued to the stockholders of Telluride Holdings, Inc.	K	10.2
10.10	Employment Agreement, dated as of January 20, 2015, between the Company and Mark Zeitchick.*	EE	10.2

10.11	Employment Agreement, dated as of January 20, 2015, between the Company and Richard Lampen.*	EE	10.1
10.12	Non-Plan Option Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard.	E	10.2
10.13	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement.	E	10.3
10.14	Employment Letter, dated as of January 30, 2013, by and between the Company and Joseph Giovanniello, Jr. *	R	10.1
10.15	Employment Letter dated as of February 8, 2008 between the Company and Brett Kaufman.*	L	10.1
10.16	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	O	2.1
10.17	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	N	10.1
10.18	Employment Letter, dated as of December 15, 2011, between the Company and Adam Malamed.*	Q	10.27
10.19	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto.	E	4.1
10.20	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009.	M	4.2
10.21	Amendment No. 2 to Credit Agreement, dated August 16, 2011, by and between the Company and Frost Nevada Investments Trust.	O	10.1
10.22	Amendment No. 3 to Credit Agreement, dated March 9, 2016, by and between the Company and Frost Nevada Investments Trust.	**	—
10.23	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	M	4.1
10.24	First Amendment, dated November 4, 2011, to Forgivable Loan Agreement between the Company and National Financial Services LLC.	Q	10.32
10.25	Forgivable Loan Agreement, dated as of November 4, 2011, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	Q	10.33
10.26	Loan Agreement, dated November 4, 2011, by and among the Company and the lenders party thereto.	P	10.1
10.27	Equity Distribution Agreement, dated May 22, 2015, between the Company and Jefferies LLC, as representative of the Sales Agents listed on Schedule I thereto.	GG	1.1
10.28	Stock Pledge Agreement, dated as of January 2, 2015, between the Company and Wade Wilkinson and David Michael Coffey, as representatives of the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	DD	10.1
10.29	Form of Restricted Stock Award Agreement*	FF	10.4
10.30	Amendment and Lease Extension Agreement, dated as of February 22, 2016, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC	HH	10.1
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*	**
21	List of Subsidiaries	**	—

23.1	Consent of EisnerAmper LLP	**	—
24	Power of Attorney	***	—

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
101.INS	XBRL Instance Document	**	—
101.SCH	XBRL Taxonomy Extension Schema	**	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	**	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**	—

*	Management Compensation Contract

**	Filed herewith

***	Contained on the signature page hereto

****	Furnished herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Definitive proxy statement filed with the SEC on August 27, 2012 relating to the annual meeting of shareholders held on September 28, 2012.

H.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

I.	Current report on Form 8-K, dated September 11, 2006 and filed with the SEC on September 12, 2006.

J.	Current report on Form 8-K, dated February 26, 2014 and filed with the SEC on February 28, 2014.

K.	Current report on Form 8-K, dated August 31, 2006 and filed with the SEC on September 7, 2006.

L.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

M.	Quarterly report on Form 10-Q for the quarter ended September 30, 2009.

N.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.

O.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.

P.	Current report on Form 8-K, dated November 4, 2011 and filed with the SEC on November 9, 2011.

Q.	Annual report on Form 10-K, for the year ended December 31, 2011.

R.	Current Report on Form 8-K, dated January 30, 2013 and filed with the SEC on February 4, 2013.

S.	Current Report on Form 8-K, dated March 8, 2013 and filed with the SEC on March 8, 2013.

T.	Current Report on Form 8-K, dated May 9, 2013 and filed with the SEC on May 15, 2013.

U.	Registration Statement on Form 8-A, filed with the SEC on May 24, 2013.

V.	Current Report on Form 8-K, dated June 24, 2013 and filed with the SEC on June 25, 2013.

W.	Current Report on Form 8-K, dated June 12, 2014 and filed with the SEC on June 13, 2014.

X.	Definitive proxy statement filed with the SEC on May 19, 2014 relating to the annual meeting of shareholders held on June 25, 2014.

Y.	Current report on Form 8-K, dated June 25, 2014 and filed with the SEC on June 27, 2014.

Z.	Current Report on Form 8-K, dated October 15, 2014 and filed with the SEC on October 16, 2014.

AA.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

BB.	Current Report on Form 8-K, dated November 14, 2014 and filed with the SEC on November 20, 2014.

CC.	Current Report on Form 8-K, dated November 21, 2014 and filed with the SEC on November 21, 2014.

DD.	Current Report on Form 8-K, dated January 2, 2015 and filed with the SEC on January 6, 2015.

EE.	Current Report on Form 8-K, dated January 20, 2015 and filed with the SEC on January 23, 2015.

FF.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

GG.	Current Report on Form 8-K, dated May 22, 2015 and filed with the SEC on May 22, 2015.

HH	Current Report on Form 8-K, dated February 22, 2016 and filed with the SEC on February 26, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)
Dated: March 15, 2016
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2016.

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

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

ITEMS 8 and 15(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated balance sheets of Ladenburg Thalmann Financial Services Inc., (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ EisnerAmper LLP

New York, New York

March 15, 2016

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$118,677	$103,087
Securities owned at fair value	4,079	5,910
Receivables from clearing brokers	44,466	38,760
Receivables from other broker-dealers	2,150	1,788
Notes receivable from financial advisors, net	26,967	26,152
Other receivables, net	48,564	36,872
Fixed assets, net	21,753	19,820
Restricted assets	1,011	620
Intangible assets, net	137,931	123,000
Goodwill	125,572	115,238
Unamortized debt issue cost	253	644
Cash surrender value of life insurance	9,247	10,419
Other assets	33,688	28,448

Total assets	$574,358	$510,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$238	$230
Accrued compensation	29,115	23,483
Commissions and fees payable	59,995	45,294
Accounts payable and accrued liabilities	30,804	25,747
Deferred rent	1,551	1,514
Deferred income taxes	4,416	3,216
Deferred compensation liability	17,211	17,640
Accrued interest	823	1,129
Notes payable, net of $1,492 and $1,093 unamortized discount in 2015 and 2014, respectively	54,174	56,034
Total liabilities	198,327	174,287

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2015 and 2014: 8% Series A cumulative redeemable preferred stock; authorized 17,290,000 shares in 2015 and 14,290,000 shares in 2014; shares issued and outstanding 14,683,021 in 2015 and 11,096,231 in 2014 (liquidation preference $367,076 in 2015 and $277,406 in 2014)	1	1
Common stock, $.0001 par value; 800,000,000 shares authorized in 2015 and 2014; shares issued and outstanding, 182,338,038 in 2015 and 184,968,487 in 2014	19	18
Additional paid-in capital	511,138	460,446
Accumulated deficit	(135,156)	(124,005)

Total shareholders’ equity of the Company	376,002	336,460

Noncontrolling interest	29	11

Total shareholders' equity	376,031	336,471

Total liabilities and shareholders' equity	$574,358	$510,758
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Commissions	$558,683	$445,734	$394,414
Advisory fees	462,087	343,212	274,018
Investment banking	35,145	46,998	41,991
Principal transactions	602	1,938	2,667
Interest and dividends	3,842	6,209	6,813
Service fees and other income	91,759	77,162	73,213
Total revenues	1,152,118	921,253	793,116
Expenses:
Commissions and fees	857,842	662,178	573,621
Compensation and benefits	149,786	120,231	95,346
Non-cash compensation	8,759	10,541	6,766
Brokerage, communication and clearance fees	20,727	17,900	11,614
Rent and occupancy, net of sublease revenue	9,797	7,040	6,289
Professional services	14,565	11,040	9,162
Interest	5,169	6,990	15,438
Depreciation and amortization	27,077	18,397	15,315
Acquisition-related expense	528	2,342	—
Loss on extinguishment of debt	252	548	4,547
Amortization of retention and forgivable loans	9,238	11,041	11,544
Other	60,128	43,011	40,949
Total expenses	1,163,868	911,259	790,591
(Loss) income before item shown below	(11,750)	9,994	2,525
Change in fair value of contingent consideration	55	12	(121)
(Loss) income before income taxes	(11,695)	10,006	2,404
Income tax (benefit) expense	(482)	(23,346)	2,926
Net (loss) income	(11,213)	33,352	(522)
Net loss attributable to noncontrolling interest	(62)	(81)	(68)
Net (loss) income attributable to the Company	$(11,151)	$33,433	$(454)
Dividends declared on preferred stock	(28,108)	(17,244)	(6,911)
Net (loss) income available to common shareholders	$(39,259)	$16,189	$(7,365)
Net (loss) income per share available to common shareholders (basic)	$(0.21)	$0.09	$(0.04)
Net (loss) income per share available to common shareholders (diluted)	$(0.21)	$0.08	$(0.04)

Weighted average common shares used in computation of per share data:
Basic	183,660,993	182,768,494	182,295,476
Diluted	183,660,993	206,512,437	182,295,476

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance - December 31, 2012	—	$—	183,478,872	$18	$208,187	$(156,984)	$—	$51,221
Issuance of common stock under employee stock purchase plan	—	—	112,646	—	201	—	—	201
Exercise of stock options	—	—	608,022	—	808	—	—	808
Exercise of warrants, net of 224,601 shares tendered in payment of exercise price	—	—	1,002,065	—	247	—	—	247
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	3,369	—	—	3,369
Stock-based compensation to employees	—	—	—	—	3,397	—	—	3,397
Repurchase and retirement of common stock	—	—	(3,767,790)	—	(6,446)	—	—	(6,446)
Third party investment in noncontrolling interest	—	—	—	—	—	—	120	120
Preferred stock issued, net of underwriting discount and expenses of $6,383	6,189,497	1	—	—	147,928	—	—	147,929
Preferred stock dividends declared and paid	—	—	—	—	(6,911)	—	—	(6,911)
Net loss	—	—	—	—	—	(454)	(68)	(522)
Balance - December 31, 2013	6,189,497	$1	181,433,815	$18	$350,780	$(157,438)	$52	$193,413
Issuance of common stock under employee stock purchase plan	—	—	89,581	—	291	—	—	291
Exercise of stock options (net of 43,535 shares tendered in payment of exercise price)	—	—	2,282,060	—	2,969	—	—	2,969
Exercise of warrants	—	—	13,333	—	22	—		22
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	6,440	—	—	6,440

	Preferred Stock			Common Stock
	Shares		Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Stock-based compensation to employees	—		—	—	—	4,099	—	—	4,099
Issuance of restricted stock	—		—	14,409	—	2	—	—	2
Repurchase and retirement of common stock	—		—	(2,846,395)	—	(9,535)	—	—	(9,535)
Third party investment in noncontrolling interest	—		—	—	—	—	—	40	40
Common stock issued in Highland acquisition	—		—	2,540,762	—	7,953	—	—	7,953
Common stock issued in KMS acquisition	—	—	—	1,440,922	—	6,052	—	—	6,052
Preferred stock issued, net of underwriting discount and expenses of $2,531	4,906,734		—	—	—	108,617	—	—	108,617
Preferred stock dividends declared and paid	—		—	—	—	(17,244)	—	—	(17,244)
Net income (loss)	—		—	—	—	—	33,433	(81)	33,352
Balance - December 31, 2014	11,096,231		$1	184,968,487	$18	$460,446	$(124,005)	$11	$336,471
Issuance of common stock under employee stock purchase plan	—		—	192,978	—	545	—		545
Exercise of stock options	—		—	1,194,425	—	1,471	—	—	1,471
Exercise of warrants, net of 196,518 shares tendered in payment of exercise price	—		—	449,482	—	—	—	—	—
Stock-based compensation to consultants and independent financial advisors	—		—	—	—	3,183	—	—	3,183
Stock-based compensation to employees	—		—	—	—	5,576	—	—	5,576
Issuance of restricted stock	—		—	1,206,081	1	—	—	—	1
Repurchase and retirement of common stock	—		—	(5,673,415)	—	(16,355)	—	—	(16,355)
Third party investment in noncontrolling interest	—		—	—	—	—	—	80	80
Preferred stock issued, net of underwriting discount and expense of $1,972	3,586,790		—	—	—	84,380	—	—	84,380

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Preferred stock dividends declared and paid	—	—	—	—	(28,108)	—	—	(28,108)
Net loss	—	—	—	—	—	(11,151)	(62)	(11,213)
Balance - December 31, 2015	14,683,021	$1	182,338,038	$19	$511,138	$(135,156)	$29	$376,031

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net (loss) income	$(11,213)	$33,352	$(522)
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Change in fair value of contingent consideration	(55)	(12)	121
Adjustment to deferred rent	37	(357)	(106)
Amortization of intangible assets	20,650	14,056	11,594
Write-off on intangible asset	—	—	143
Depreciation and other amortization	6,427	4,341	3,676
Loss on extinguishment of debt	252	548	4,547
Amortization of debt discount	666	501	1,219
Amortization of debt issue cost	376	393	435
Amortization of retention and forgivable loans	9,238	11,041	11,544
Deferred income taxes	(400)	(25,521)	954
Benefit attributable to reduction of goodwill	78	68	77
Non-cash interest expense on forgivable loan	21	98	132
Gain on forgiveness of accrued interest under forgivable loans	(619)	(839)	(1,067)
Gain on forgiveness of principal of note payable under forgivable loans	(3,928)	(3,929)	(3,929)
Non-cash compensation expense	8,759	10,541	6,766
Loss on write-off of receivable from subtenant	855	—	—
Loss on write-off of furniture, fixtures and leasehold improvements. net	9	9	430

(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned, at fair value	1,989	(522)	(2,711)
Receivables from clearing brokers	(5,076)	(5,907)	(14,418)
Receivables from other broker-dealers	(362)	338	23
Other receivables, net	19	(7,014)	(1,153)
Notes receivable from financial advisors, net	(9,828)	(5,442)	(4,147)
Cash surrender value of life insurance	1,172	1,951	(1,163)
Other assets	(5,381)	(39)	(5,367)

Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased, at fair value	8	147	(209)
Accrued compensation	5,632	(803)	8,081
Accrued interest	292	102	(2,397)
Commissions and fees payable	2,139	8,272	1,230
Deferred compensation liability	(429)	(2,003)	1,101
Accounts payable and accrued liabilities	(2,009)	(6,515)	5,990
Net cash provided by operating activities	19,319	26,855	20,874

Cash flows from investing activities:
Acquisition of SSN, net of cash received	(16,919)	—	—
Acquisition of Highland, net of cash received	—	(3,353)	—
Acquisition of KMS, net of cash received	—	(4,292)	—
Other business acquisitions	(2,603)	(1,621)	—
Purchases of fixed assets	(8,298)	(7,447)	(6,861)
Sale of fixed assets	—	—	88
(Increase) decrease in restricted assets	(391)	100	(250)
Net cash used in investing activities	(28,211)	(16,613)	(7,023)

Cash flows from financing activities:
Issuance of Series A preferred stock	84,380	108,617	147,929
Issuance of common stock	2,016	3,282	1,256
Series A preferred stock dividends paid	(28,108)	(17,244)	(6,911)
Repurchases of common stock	(16,355)	(9,535)	(6,446)
Issuance of notes payable and warrants	—	—	1,709
Principal repayments on notes payable including, in 2014, repayment of $21,834 of Highland's assumed debt	(17,639)	(42,369)	(111,113)
Principal borrowings (repayments) under revolving credit facilities, net	495	(275)	(25,500)
Term loan repayments	(387)	—	—
Third party investment in subsidiary	80	40	120
Net cash provided by financing activities	24,482	42,516	1,044
Net increase in cash and cash equivalents	15,590	52,758	14,895
Cash and cash equivalents, beginning of period	103,087	50,329	35,434
Cash and cash equivalents, end of period	$118,677	$103,087	$50,329

Supplemental cash flow information:
Interest paid	$3,807	$5,920	$16,034
Taxes paid	2,313	2,554	544

Acquisition of Sunset:
Assets acquired	$—	$4,380	$—
Liabilities assumed	—	—	—
Net assets acquired	—	4,380	—
Payable to seller	—	(2,759)	—
Net cash paid in acquisition	$—	$1,621	$—
Acquisition of Highland:
Assets acquired	$—	$65,882	$—
Liabilities assumed	—	(54,316)	—
Net assets acquired	—	11,566	—
Stock issued in acquisition	—	(7,953)	—
Cash paid in acquisition	—	3,613	—
Cash acquired in acquisition	—	(260)	—
Net cash paid in acquisition	$—	$3,353	$—
Acquisition of KMS:
Assets acquired	$—	$39,844	$—
Liabilities assumed	—	(15,284)	—
Net assets acquired	—	24,560	—
Stock issued in acquisition	—	(6,052)	—
Promissory note	—	(7,508)	—
Cash paid in acquisition	—	11,000	—
Cash acquired in acquisition	—	(6,708)	—
Net cash paid in acquisition	$—	$4,292	$—
Acquisition of SSN:
Assets acquired	$61,759	$—	$—
Liabilities assumed	(14,472)	—	—
Net assets acquired	47,287	—	—
Due to selling shareholders	(3,590)	—	—
Promissory note	(18,697)	—	—
Cash paid in acquisition	25,000	—	—
Cash acquired in acquisition	(8,081)	—	—
Net cash paid in acquisition	$16,919	$—	$—
Acquisition of Dalton:
Assets acquired	$2,689	$—	$—
Payable to seller	(589)	—	—
Net cash paid in acquisition	$2,100	$—	$—
Acquisition of Select:
Assets acquired	$2,019	$—	$—
Payable to seller	(1,516)	—	—
Net cash paid in acquisition	$503	$—	$—

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

Securities America, Triad, Investacorp, KMS and SSN are registered broker-dealers and investment advisors that serve the independent financial advisor community. The independent financial advisors of Securities America, Triad, Investacorp, KMS and SSN primarily serve retail clients. Such entities derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services.

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

LTAM is a registered investment advisor. It offers various asset management products utilized by Ladenburg and Premier Trust’s clients, as well as well as clients of the Company's independent financial advisors.

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

Securities America's, Triad's, Investacorp's, KMS's, SSN's and Ladenburg's customer transactions are cleared through clearing brokers on a fully-disclosed basis and such entities are subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board. Each entity is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission and the National Futures Association. Highland is subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2015 and 2014 consist of money market funds which are carried at fair value of $31,894 and $74,939, respectively. Fair value is based on quoted prices in active markets (Level 1).

Revenue Recognition

Commissions revenue results from transactions in equity securities, mutual funds, variable annuities and other financial products and services. Most of the commission and advisory fee revenue generated by independent contractor financial advisors is paid to the advisors as commissions and fees for initiating the transactions.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for the loss or other carryforward that would apply in settlement of the uncertain tax positions. The Company adopted the amended accounting guidance effective as of January 1, 2014, which did not have any impact on the Company’s 2014 financial statements.

In April 2014, the FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, became effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Company adopted ASU 2014-08 effective as of January 1, 2015, which did not have any impact on the Company's 2015 financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for fiscal years and interim periods within those years, beginning after December 15, 2017 with early adoption permitted for fiscal years and interim periods within those years, beginning after December 15, 2016, the original effective date of the standard. The Company is currently assessing the impact that the adoption of ASU 2014-09 will have on its financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for the Company for annual periods and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on its financial statements.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which is effective for fiscal years and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 amends: the assessment of whether a limited partnership is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. In 2015, the Company adopted ASU 2015-02, which did not have any impact on the Company's consolidated financial statements and footnote disclosure.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU requires retrospective adoption and is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2015-03 will have a material impact on its statement of financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

3.    Acquisitions

Securities Service Network, Inc.

On January 2, 2015, the Company acquired the capital stock of Securities Service Network, Inc. ("SSN') and an affiliated company, Renaissance Capital Corporation ("RCC"). SSN is an independent broker-dealer, registered investment advisor and insurance agency based in Knoxville, TN. RCC is a corporation that owns fixed assets leased to SSN. The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest (valued at $18,697 based on imputed interest rate of 5.10%). The promissory notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. The Company paid approximately $3,590 subsequent to the closing date, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount. Legal and other related acquisition costs of approximately $51 and $523 were incurred and charged to expenses in 2015 and 2014, respectively.

The Company conducted a valuation study to determine the acquisition-date fair value of assets acquired and liabilities assumed and related allocation of purchase price of SSN. The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

Cash	$8,081
Securities owned, at fair value	158
Receivables from clearing broker	630
Other receivables, net	11,711	(2)
Fixed assets, net	57
Notes receivable	225
Identifiable intangible assets	30,901
Goodwill	9,282	(1)
Other assets	714
Total assets acquired	61,759
Commissions and fees payable	12,562	(2)
Deferred income	44
Accounts payable and accrued liabilities	1,866	(1)
Total liabilities assumed	14,472
Total purchase price	$47,287
(1) Increased by $484 from amounts originally reported.
(2) Increased by $9,100 from amounts originally reported.

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

		Estimated Useful Life
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

Under the terms of the purchase agreement, on the closing date, the Company paid the KMS shareholders $24,560, consisting of $11,000 in cash, $8,000 principal amount of four-year promissory notes, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest (valued at $7,508 based on an imputed interest rate of 5.50%), and 1,440,922 shares of the Company's common stock valued at $6,052 (based on the closing price at date of acquisition), which are subject to certain transfer restrictions, in exchange for all of the issued and outstanding capital stock of KMS. The notes contain customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the notes. Legal and other related acquisition costs of approximately $520 were incurred and charged to expense in 2014.

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

Identifiable intangible assets as of the acquisition date consist of:

		Estimated Useful Life
		(years)
Relationships with financial advisors	$9,192	20
Trade names	1,112	9
Non-compete agreements	555	5
Total identifiable intangible assets	$10,859

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

Also, the Company caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. Legal and other acquisition related costs of approximately $566 were incurred and charged to expense in 2014.

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

		Estimated Useful Life
		(years)
Technology	$949	4
Renewals revenue	39,503	8
Trade names	2,864	9
Non-solicitation agreement	2,271	3
Total identifiable intangible assets	$45,587

Fair value amounts (Level 3 inputs) were determined using a cost approach for technology, an income approach for renewals revenue and non-solicitation agreements and the relief from royalty method for trade names.

The accompanying consolidated financial statements include the results of operations of Highland, KMS and SSN from their dates of acquisition; July 31, 2014, October 15, 2014 and January 2, 2015, respectively. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of KMS and Highland had occurred at the beginning of 2013 and as if the acquisition of SSN had occured at the beginning of 2014. The pro forma net loss reflects amortization of the amounts ascribed to identifiable intangible assets acquired in the acquisitions, elimination of Highland's interest expense related to notes repaid on the date of acquisition and interest expense on notes issued in the KMS and SSN acquisitions. Also, $21,238 of non-recurring income tax benefit resulting from the acquisitions of Highland and KMS has been excluded from the pro forma results in 2014.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013
Revenue	$1,130,420	$936,785
Net income (loss)	12,754	(5,475)
Net loss available to common shareholders	(4,409)	(12,386)
Basic and diluted net loss per share available to common shareholders	(0.02)	(0.07)
Weighted average common shares outstanding:
Basic and diluted (a)	185,370,262	186,277,160

(a) Includes 3,981,684 shares of Company common stock issued in connection with the acquisitions of Highland and KMS.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions of KMS and Highland been completed as of the beginning of 2013 and SSN as of the beginning of 2014, nor should it be taken as indicative of the Company’s future consolidated results of operations.

Revenues and net income for SSN from the date of acquisition through December 31, 2015, included in the accompanying statements of operations were $116,207 and $1,629, respectively.

Combined revenues and net loss for Highland and KMS for the period from dates of acquisition, July 31, 2014 and October 15, 2014, respectively, through December 31, 2014, included in the accompanying statements of operations were $46,004 and $59, respectively.

Other

In December 2014, Securities America purchased certain assets related to the broker-dealer business of Sunset Financial Services, Inc. ("Sunset") from Kansas City Life Insurance Company that was deemed to be a business acquisition. According to the agreement, certain registered representatives and investment advisor representatives and their client accounts and related goodwill were acquired. The consideration for the transaction was $4,380, consisting of cash of $1,621 and contingent consideration having a fair value of $2,759, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out.

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

In July 2015, Highland purchased certain assets of the insurance brokerage business of Select Brokerage Services Inc. ("Select") that was deemed to be a business acquisition. The consideration for the transaction was $2,019, consisting of cash of $503 paid upon closing, a deferred payment of $504 due on the first anniversary of the closing date and contingent consideration having a fair value of $1,012 for which a liability was recognized based on estimated acquisition-date fair value of the potential earn-out.

The liability was valued using an income-based approach of the earn-out’s probability-weighted expected payout using three earn-out scenarios. The measurement of the earn-out, which relates to a four-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated $2,019 to identifiable intangible and other assets.

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

The liability was valued using an income-based approach discounting to present value the earn-out’s probability weighted expected payout using three earn-out scenarios. The fair value measurement of the earn-out which relates to a three-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows:$2,675 to identifiable intangible and other assets and $14 to goodwill.

Results of operations relating to Sunset, Select and Dalton, which are included in the accompanying consolidated statements of operations from their respective dates of acquisition, were not material. In addition, based on materiality, pro forma results were not presented.

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

Fair value of contingent consideration as of December 31, 2012	$812
Payments	(344)
Change in fair value of contingent consideration	121
Fair value of contingent consideration as of December 31, 2013	589
Payments	(124)
Change in fair value of contingent consideration	(12)
Fair value of contingent consideration in connection with 2014 acquisition	2,759
Fair value of contingent consideration as of December 31, 2014	3,212
Payments	(1,945)
Change in fair value of contingent consideration	(55)
Fair value of contingent consideration in connection with 2015 acquisitions	1,601
Fair value of contingent consideration as of December 31, 2015	$2,813

4.    Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased as of December 31, 2015 and 2014 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	Securities Owned	Securities Sold, But Not Yet Purchased
December 31, 2015
Certificates of deposit	$359	$—
Debt securities	1,125	(30)
U.S. Treasury notes	101	(200)
Common stock and warrants	927	(8)
Restricted common stock and warrants	958	—
Other investments	609	—
Total	$4,079	$(238)

December 31, 2014
Certificates of deposit	$465	$—
Debt securities	1,526	(45)
U.S. Treasury notes	102	(151)
Common stock and warrants	1,981	(34)
Restricted common stock and warrants	875	—
Other investments	961	—
Total	$5,910	$(230)

As of December 31, 2015 and December 31, 2014, approximately $3,383 and $5,429, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
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
Securities are carried at fair value and classified as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31, 2015
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$359	$—	$—	$359
Debt securities	—	1,125	—	1,125
U.S. Treasury notes	—	101	—	101
Common stock and warrants	927	958	—	1,885
Other investments	—	609	—	609
Total	$1,286	$2,793	$—	$4,079

	December 31, 2015
Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$—	$—	$—
Debt securities	—	(30)	—	(30)
U.S. Treasury notes	—	(200)	—	(200)
Common stock and warrants	(8)	—	—	(8)
Total	$(8)	$(230)	$—	$(238)

	December 31, 2014
Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$465	$—	$—	$465
Debt securities	—	1,526	—	1,526
U.S. Treasury notes	—	102	—	102
Common stock and warrants	1,981	875	—	2,856
Other investments	—	961	—	961
Total	$2,446	$3,464	$—	$5,910

	December 31, 2014
Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(45)	$—	$(45)
U.S. Treasury notes	—	(151)	—	(151)
Common stock and warrants	(34)	—	—	(34)
Total	$(34)	$(196)	$—	$(230)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.
Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. As of December 31, 2015 and December 31, 2014, the fair values of the warrants were $545 and $403, respectively, and are included in common stock and warrants (level 2) above.
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Other investments consist principally of equity interests in non-traded Real Estate Investment Trusts, which are valued based on pricing available from buyers in the secondary market.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

5.    Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at December 31, 2015, each had a $250 minimum net capital requirement. At December 31, 2015, Securities America had regulatory net capital of $6,646, Triad had regulatory net capital of $8,063, Investacorp had regulatory net capital of $5,474, KMS had regulatory net capital of $5,774 and Ladenburg had regulatory net capital of $22,972.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at December 31, 2015, it had net capital of $6,731, which was $5,792 in excess of its required net capital of $939, and had a net capital ratio of 2.09 to 1.

Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

On February 26, 2016, Triad sent written notification to FINRA of a net capital deficiency of $1,579 at January 31, 2016, which arose from changing its methodology of recognizing intra-quarterly revenue and related commission expense. Such methodology resulted in the recording of a non-allowable asset for purposes of computing net capital. At February 29, 2016, the deficiency had been cured through the amortization of the non-allowable asset and Triad has taken steps to prevent recurrence. Also, the Company contributed $2,500 to Triad to increase its capital for purposes of maintaining excess net capital prospectively.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At December 31, 2015, Premier Trust had stockholders’ equity of $1,468, including at least $250 in cash.

6.    Fixed Assets

Components of fixed assets, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2015	2014
Cost:
Leasehold improvements	$4,656	$4,153
Computer equipment	14,260	12,466
Furniture and fixtures	3,251	2,691
Other	19,132	13,886
	41,299	33,196
Less: accumulated depreciation and amortization	(19,546)	(13,376)
Total	$21,753	$19,820

7.    Intangible Assets

At December 31, 2015 and 2014, intangible assets subject to amortization consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	Weighted-Average	December 31, 2015		December 31, 2014
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$12,488	$23,483	$9,223
Relationships with financial advisors	15.2	110,671	32,028	81,438	23,704
Vendor relationships	7	3,613	3,613	3,613	3,458
Covenants not-to-compete	3.9	6,035	3,347	5,401	2,100
Customer accounts	8.3	2,029	1,765	2,029	1,516
Trade names	7.7	16,910	7,790	15,154	2,099
Renewal revenue	7.9	41,381	7,263	39,503	5,563
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	101	124	81
Other	6	67	67	67	67
Total		$209,840	$71,909	$174,259	$51,258

Aggregate amortization expense amounted to $20,650, $14,056 and $11,594 for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2015 is 9.69 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2016	$20,680
2017	20,203
2018	19,419
2019	15,871
2020	14,486
Thereafter	47,272
$137,931

8.  Goodwill

Changes to the carrying amount of goodwill during the years ended December 31, 2015 and 2014 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Insurance Brokerage	Total
Balance as of January 1, 2014	$301	$90,200	$—	$90,501
Benefit applied to reduce goodwill	—	(68)	—	(68)
Business acquisitions	—	13,290	11,515	24,805
Balance as of December 31, 2014	$301	$103,422	$11,515	$115,238
Benefit applied to reduce goodwill	—	(78)	—	(78)
Adjustments related to allocation of KMS and Highland purchase price	—	(68)	1,184	1,116
Business acquisitions	—	9,296		9,296
Balance as of December 31, 2015	$301	$112,572	$12,699	$125,572

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

The annual impairment tests performed at December 31, 2015 and 2014, based on quantitative and qualitative assessments, did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill.

In 2015 and 2014, the carrying amount of goodwill was reduced by $78 and $68, respectively, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

9.  Notes Receivable from Financial Advisors

From time to time, the Company’s broker-dealer subsidiaries may make loans to their financial advisors. These loans are primarily given to newly-recruited advisors to assist in the transition process. In connection with the Securities America acquisiton in 2011, the Company made retention loans aggregating $20,000 to Securities America’s financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest of up to 8.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2021. The notes are amortized over the forgiveness period which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of December 31, 2015 and 2014, the allowance amounted to $461 and $215, respectively.

The net carrying value of notes receivable, which are recorded at cost, as of December 31, 2015 and 2014 was $26,967 and $26,152, respectively, which approximates fair value. Fair value is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted present value amount (Level 2 inputs).

10. Deferred Compensation Plan

Securities America has a deferred compensation plan which allowed certain members of management and qualified financial advisors to defer a portion of their compensation and commissions. Participants were able to elect various distribution options, but must be a plan participant for five years before any distributions can be made. Securities America has purchased variable life insurance contracts with cash surrender values that are designed to replicate the gains and losses of the deferred compensation liability and are held in a consolidated Rabbi Trust. The cash surrender values of the life insurance contracts held in the Rabbi Trust are intended to informally fund a portion of the deferred compensation liability. Securities America is the owner and beneficiary of these policies, for which the aggregated cash surrender value totaled $9,247 and $10,419 as of December 31, 2015 and 2014, respectively. The deferred compensation liability of $17,211 and $17,640 as of December 31, 2015 and 2014, respectively, reflects the current value of the deferred compensation benefits, which is subject to change with market value fluctuations. The deferred compensation liability is equal to the theorized value of the underlying employee investment fund elections in the plan. Changes in the value of the assets or liabilities are recognized in the consolidated statements of operations.

11.  Income Taxes

The provision for income taxes for 2015, 2014 and 2013 consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

Income taxes consist of the following:

	Federal	State and Local	Total
2015:
Current	$(1,491)	$1,331	$(160)
Deferred	(1,623)	1,223	(400)
Benefit applied to reduce goodwill	—	78	78
	$(3,114)	$2,632	$(482)
2014:
Current	$947	$1,160	$2,107
Deferred	(21,012)	(4,509)	(25,521)
Benefit applied to reduce goodwill	—	68	68
	$(20,065)	$(3,281)	$(23,346)
2013:
Current	$403	$1,492	$1,895
Deferred	731	223	954
Benefit applied to reduce goodwill	—	77	77
	$1,134	$1,792	$2,926

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 35% in 2015 and 2014 and 34% in 2013 and the reported income tax expense (benefit) is summarized as follows:

	2015	2014	2013
(Loss) income before income taxes	$(11,695)	$10,006	$2,404
(Benefit) expense under statutory U.S. tax rates	(4,093)	3,502	817
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	79	(28,590)	(272)
Change in fair value of contingent consideration, not taxable	—	—	41
Nondeductible items	1,701	818	1,085
State taxes, net of federal benefit	1,600	689	1,183
Other, net	231	235	72
Income tax (benefit) expense	$(482)	$(23,346)	$2,926

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$12,050	$19,593
AMT credit carryforward	76	1,045
Accrued expenses	4,501	2,420
Compensation and benefits	19,674	16,592
Deferred compensation liability	6,494	6,421
Securities owned	770	867
Total deferred tax assets	43,565	46,938
Valuation allowance	(79)	—
Net deferred tax assets	43,486	46,938
Fixed assets	(4,699)	(4,731)
Intangibles	(34,100)	(37,859)
Goodwill	(9,103)	(7,564)
Total deferred liabilities	(47,902)	(50,154)
Net deferred tax liability	$(4,416)	$(3,216)

In assessing the Company's ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these considerations, the Company believes it is more likely than not that it will realize the benefit of its deferred tax asset with the exception of certain state net operating losses in the amount of approximately $100 as of December 31, 2015.

As a result of the Highland and KMS acquisitions in 2014 and intended inclusion of such entities in the Company's consolidated federal and certain combined state and local income tax returns, deferred federal and a substantial portion of deferred state and local tax liabilities assumed in the acquisitions (see Note 3) are able to offset the reversal of the Company's pre-existing deferred tax assets. Accordingly, the Company's deferred tax valuation allowance at December 31, 2013 which amounted to $28,590 was reduced to the extent of $21,238 of the deferred tax liability recorded in the acquisitions and recorded as a deferred tax benefit in the 2014 consolidated statement of operations. Further, after utilization of a portion of the Company's net operating loss carryforward to offset taxable income for 2014 and a corresponding reversal of $5,760 of the valuation allowance, the remaining valuation allowance of $1,592 was reversed and recorded as a deferred tax benefit in the 2014 consolidated statement of operations. Management's decision for such reversal was based on income from operations in 2014 as well as reductions in interest expense due to repayment of debt from proceeds of preferred stock and expectation of future taxable income, including future reversals of existing taxable temporary differences. Based on such available evidence, management concluded that it was more likely than not that the Company's deferred tax assets at December 31, 2014 would be realized and no valuation allowance was required.

At December 31, 2015, the Company and its subsidiaries had a consolidated federal net operating loss carryforward of approximately $44,100, which expires in various years from 2018 to 2033. The annual utilization of the net operating loss carryforward may be limited in future years due to the change in ownership provisions prescribed by Section 382 of the U.S. Internal Revenue Code.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

In addition, the Company has a Florida state net operating loss carryforward of approximately $39,800 expiring between 2028 and 2032; a New York state net operating loss carryforward of approximately $61,800 expiring in 2035 and a New York City net operating loss carryforward of approximately $59,700 expiring in 2035. Deferred tax assets related to net operating loss carryforwards do not include tax deductions of approximately $9,300 related to equity compensation that was greater than the compensation recognized for financial reporting. The utilization of such deductions will result in a benefit to additional paid-in capital. Goodwill for tax purposes recognized in connection with the acquisition of Triad by the Company, all of which is tax deductible, exceeded the amount of goodwill recognized in the financial statements. Authoritative accounting guidance in effect when the acquisition was consummated requires the tax benefit for the excess goodwill to be recognized when realized and applied first to reduce goodwill and thereafter reduce non-current intangible assets with the remaining benefit recognized as a reduction of income tax expense. The federal net operating loss carryforward at December 31, 2015 includes $2,033 applicable to amortization of excess tax goodwill. Upon utilization of the carryforward the related tax benefit will be applied to reduce goodwill.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in unrecognized state tax benefits of $423 as of December 31, 2015. The Company has elected to classify interest and penalties that would accrue with respect to unrecognized tax benefits as interest and other expense, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2015
Balance at January 1,	$—
Increases in tax positions for prior years	268
Increases in tax positions for current years	155
Balance at December 31,	$423

Of the amounts reflected in the above table at December 31, 2015, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company accrued interest and penalties of approximately $100 in 2015. As of December 31, 2015, the Company does not anticipate a significant change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States and various state jurisdictions. The Company's tax years 2012 through 2015 remain open to examination by most taxing authorities.

Prior to being acquired by the Company in November 2011, Securities America was included in consolidated federal and state income tax returns filed by its parent Ameriprise Financial, Inc. ("Ameriprise"). Accordingly, Securities America is jointly, with other members of the consolidated group, and severally liable for any additional taxes that may be assessed against the group. In connection with the acquisition, Ameriprise has agreed to indemnify the Company for any such assessments imposed on any members of the group other than Securities America. Ameriprise has disclosed that in 2014 the IRS completed auditing its U.S. Income Tax Returns for 2008 through 2011. However, the years remain open because of certain un-agreed upon issues. Ameriprise or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2011.

12.	Notes Payable

Notes payable consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2015	2014
Notes payable to clearing firm under forgivable loans	$6,429	$10,356
Note payable to a subsidiary of Premier Trust’s former shareholder	—	200
Notes payable to finance Securities America acquisition, net of $172 and $627 of unamortized discount in 2015 and 2014, respectively	17,804	29,201
Notes payable under subsidiary's term loan with bank	564	951
Note payable under subsidiary's revolver with bank	950	455
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,737
Notes payable to KMS' former shareholders, net of $343 and $466 of unamortized discount in 2015 and 2014, respectively	5,711	7,534
Notes payable to SSN's former shareholders, net of $977 unamortized discount	15,378	—
Other	600	600
Total	$54,174	$56,034

The Company estimates that the fair value of notes payable was $50,416 at December 31, 2015 and $53,102 at December 31, 2014 based on then current interest rates at which similar amounts of debt could currently be borrowed (Level 2 inputs). As of December 31, 2015, the Company was in compliance with all debt covenants in its debt agreements.

Revolving Credit Agreement

In 2007, the Company entered into a $40,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of the Company’s chairman of the board and principal shareholder. Borrowings of up to $40,000 are permitted under the Frost Gamma credit agreement and bear interest at a rate of 11% per annum, payable quarterly. The Company may repay outstanding amounts at any time prior to the maturity date of August 25, 2021, without penalty, and may re-borrow up to the full amount of the agreement. In 2013, the Company used proceeds from the sale of Series A Preferred Stock to repay the outstanding balance (approximately $39,300) under the revolving credit agreement. At December 31, 2015 and 2014, the Company had no outstanding balance under the revolving credit agreement. Interest expense amounted to $0, $364 and $1,757 in 2015, 2014 and 2013, respectively.

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

NFS Forgivable Loans

On November 4, 2011, the primary clearing firm of the Company's subsidiaries, National Financial Services LLC (“NFS”), a Fidelity Investments® company, provided the Company with a seven-year, $15,000 forgivable loan. The Company used the forgivable loan proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, the Company may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. Upon meeting annual revenue targets, principal and interest, respectively, of $2,143 and $525 in 2015, $2,143 and $652 in 2014 and $2,143 and $787 in 2013, were forgiven and included in other income.

In connection with the entering into the new forgivable loan, Securities America and the Company’s other broker-dealer subsidiaries amended their clearing agreements with NFS to, among other things, extend the term of those

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

agreements through November 2018. Also, the Company and NFS amended the terms of the 2009 forgivable loan made by NFS to the Company such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without the Company being required to satisfy the annual clearing revenue targets previously established. Interest on the 2009 loan accrues at the prime rate plus 2%. On November 4, 2015, the final remaining principal and interest installment of $1,786 and $94, respectively, were forgiven and included in other income. The amounts of principal and interest forgiven and included in other income in 2014 and 2013, respectively, were $1,786 and $187 and $1,786 and $280.

The Company has expensed, and will continue to expense, interest under the loan agreements prior to forgiveness.

The forgivable loan agreements contain covenants, including limitations on the incurrence of additional indebtedness, maintenance of minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreements may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreements are secured by the Company’s, but not its subsidiaries’, deposits and accounts held at NFS or its affiliates, which amounted to $42,514 at December 31, 2015.

Premier Trust Note

On September 1, 2010, as part of the consideration paid for Premier Trust, the Company issued a five-year, non-negotiable promissory note in the aggregate principal amount of $1,161 to a subsidiary of Premier Trust’s former shareholder. The note bore interest at 6.5% per annum, payable in 20 equal quarterly installments and was fully paid in September 2015.

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

The Lenders under the November 2011 Loan included Frost Nevada Investments Trust ("Frost Nevada"), an affiliate of the Company's chairman of the board and principal shareholder, Vector Group, Ltd. ("Vector Group"), a principal shareholder of the Company, and the Company's president and chief executive officer and a director. At December 31, 2015, the outstanding principal amounts loaned by Frost Nevada, Vector Group and the Company's president and chief executive officer were $15,120, $1,680 and $0, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Interest paid to Frost Nevada, Vector Group and the Company's president and chief executive officer and director amounted to $2,034, $226 and $0 in 2015, $4,334, $482 and $6 in 2014 and $13,546, $1,323 and $15 in 2013, respectively.

The Company used the net proceeds from the sale of Series A Preferred Stock during the year ended December 31, 2015 (see Note 15) and working capital to prepay $11,852 principal amount of the remaining aggregate principal amount of the November 2011 Loan. The Company used the net proceeds from the sale of Series A Preferred Stock in the years ended December 31, 2014 and 2013, respectively (see also Note 15), to prepay $20,022 and $110,850 principal amount of the aggregate principal amount. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the years ended December 31, 2015, 2014 and 2013 of $252, $548 and $4,547, respectively, which included unamortized discounts and the write-off of debt issuance costs.

Bank Loans - Securities America

On November 6, 2013, Securities America Financial Corporation, ("SAFC"), which is the parent of Securities America, entered into a loan agreement with a third-party financial institution for a term loan in the aggregate principal amount of approximately $1,709. The term loan bears interest at 5.5%, has a 54-month term and is collateralized by Securities America’s non-forgivable financial advisor note portfolio. At December 31, 2015, 2014 and 2013, respectively, $564, $951 and $1,681 was outstanding under this loan.

On November 6, 2013, SAFC entered into a revolving credit agreement with the same third-party. Pursuant to this loan agreement, up to $1,500 aggregate principal amount of lending is available, subject to certain conditions. Any additional loans would bear interest at 5.5% per annum over a 5-year term. At December 31, 2015, 2014 and 2013, respectively, $950, $455 and $0 was outstanding under this loan. On November 24, 2015, the loan agreement was amended to reflect an additional $1,000 in addition to any outstanding amounts at the time the amendment was executed allowing for $1,950 total borrowing. The interest rate and terms established in the original credit agreement remain unchanged.

The loan agreement contains certain affirmative and negative covenants, including covenants regarding Securities America’s client asset levels and number of financial advisors.

Promissory Notes - Highland

As of July 31, 2014, the date of the Highland acquisition, Highland had $21,834 payable under a credit agreement that was repaid by the Company. As of December 31, 2015, HCHC Acquisition, as successor in interest to Highland's parent, had outstanding $6,738 of its 10% promissory notes due February 26, 2019. Accrued interest on the promissory notes is payable quarterly. The promissory notes may be prepaid, except that if the promissory notes are prepaid in full prior to August 26, 2016, the holders of the promissory notes are entitled to receive the total amount of interest that would otherwise have been payable through August 26, 2016, less any interest already paid.

Promissory Notes - KMS

On October 15, 2014, as part of the consideration paid for the acquisition of KMS, the Company issued four-year promissory notes to the former shareholders of KMS in the aggregate principal amount of $8,000, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest which were valued at $7,508 based on an imputed interest rate of 5.5%. The carrying value of promissory notes at December 31, 2015, net of $343 unamortized discount, amounts to $5,711. The former shareholders of KMS who hold such notes include KMS's chairman $3,069, president $1,804, chief compliance officer $662, vice president-brokerage operations $238, chief technology officer $228 and vice president-licensing and administration $54.

Promissory Notes - SSN

On January 2, 2015, as part of the consideration paid for the acquisition of SSN, the Company issued four-year promissory notes to the former shareholders of SSN in the aggregate principal amount of $20,000, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest, which were valued at $18,697 based on an imputed interest rate of 5.1%. The carrying value of promissory notes at December 31, 2015, net of $977 of unamortized discount, amounts to $15,378. The former shareholders of SSN who hold such notes include SSN's president and chief executive officer $327, chief compliance officer $82, chief financial officer $49 and vice president-trading $16.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Other

KMS has a subordinated note payable to a current officer of KMS, in the amount of $600 payable in August 2016 plus monthly interest at prime plus one percent.

The prime rate was 3.50% and 3.25% at December 31, 2015 and 2014, respectively. Total interest paid on the note in 2015 and 2014, respectively, was $26 and $26. The note is subordinated to present and future creditors of KMS.

13.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through February 2025. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through August 2020. As of December 31, 2015, minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2016	$8,222	$53	$8,169
2017	6,742	54	6,688
2018	3,233	55	3,178
2019	2,642	52	2,590
2020	1,776	28	1,748
Thereafter	3,896	—	3,896
Total	$26,511	$242	$26,269

Deferred rent of $1,551and $1,514 at December 31, 2015 and 2014, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

Litigation and Regulatory Matters

In October 2011, a suit was filed in the U.S. District Court for the District of Delaware by James Zazzali, as Trustee for the DBSI Private Actions Trust, against 50 firms, including two of the Company’s subsidiaries, and their purported parent corporations, alleging liability for purported fraud in the marketing and sale of DBSI securities. The plaintiff alleged, among other things, that the defendants failed to conduct adequate due diligence and violated securities laws. In September 2014, one Company subsidiary entered into a settlement agreement resolving all claims against it; in December 2015, the remaining Company subsidiary entered into a settlement agreement resolving all claims against it; the amounts paid by such subsidiaries in connection with the settlements were not material.

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

During the period from June 2013 to September 2014, seven former clients of Triad filed arbitration claims concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges. Five clients settled such claims between April 2014 and February 2015. In April 2015, the remaining two claimants entered into settlement agreements with Triad. The amounts paid by Triad in connection with the settlements were not material.

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

In October 2014, the parties to one of the arbitration claims resolved all claims on behalf of 29 individual claimants. In June 2015, the parties to another of the arbitration claims resolved all claims with one claimant. In January 2016, the parties to the remaining nine arbitration claims resolved all claims by the remaining claimants. The amounts paid in connection with those settlements were not material. In addition, Securities America has received notice of potential claims which would involve 31 individuals seeking reimbursement of investment losses that are not material.

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, and the underwriters of ARCP’s May 2014 $1,656,000 common stock offering (“May 2014 Offering”) and three prior note offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 2014 Offering and as one of eight underwriters of ARCP’s July 2013 offering of $300,000 in convertible notes. The complaints allege, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In December 2015, the plaintiffs filed an amended complaint. Motions to dismiss that complaint are currently pending. The Company believes the claims against Ladenburg are without merit and, if they are not dismissed, intends to vigorously defend against them.

During the period from March 2015 to February 2016, eight arbitration claims and one lawsuit (U.S. District Court for the Middle District of Alabama) were filed against Triad and others by a total of 43 individuals concerning purported misrepresentations and unsuitability of trading in their advisory accounts. All or most of the transactions at issue were effected through an investment advisory firm not affiliated with Triad or the Company. The lawsuit was transferred to arbitration. Seven arbitration claims, including the transferred lawsuit, allege an aggregate amount of $1,484 in compensatory damages and other relief. Two arbitration claims sought an unspecified amount of compensatory damages and other relief. Those two arbitration claims, involving a total of 34 individuals, were settled in February 2016 and the amounts paid by Triad in connection with those settlements was not material. The Company believes the remaining claims are without merit and intends to vigorously defend against them.

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

Commencing in October 2013, certain states have requested that Securities America provide information concerning the suitability of purchases of non-traded REIT securities by their residents. Securities America has complied with the requests. Securities America has not received notice of, and does not expect, any further action by any of the states.
Since July 2015, the Company’s broker-dealer subsidiaries have been reviewing the extent to which they failed to waive mutual fund sales charges for certain customers who purchased shares in mutual funds beginning in July 2009 that provided fee waivers for certain charitable and retirement accounts. The Company’s broker-dealer subsidiaries intend to reimburse such mutual fund sales charges, with interest, to the affected customers; the cost to the broker-dealer subsidiaries is not expected to be material. The Company does not believe that the broker-dealer subsidiaries will be subject to disciplinary action in connection with these reimbursements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

In November 2015, two purported class action complaints were filed in state court in Tennessee against officers and directors of Miller Energy Resources, Inc. (“Miller”), as well as Miller’s auditors and nine firms that underwrote six securities offerings in 2013 and 2014, and raised approximately $151,000. Ladenburg was one of the underwriters of two of the offerings.  The complaints allege, among other things, that the offering materials were misleading based on the purportedly overstated valuation of certain assets, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. After the defendants removed the complaints to the U.S. District Court for the Eastern District of Tennessee, the plaintiffs filed motions to remand, which are currently pending. The Company believes the claims against Ladenburg are without merit and intends to vigorously defend against them.
In January 2016, an amended complaint was filed in U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors.  The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering.  The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. The Company believes the claims against Ladenburg are without merit and intends to vigorously defend against them.
In the ordinary course of business, in addition to the above disclosed matters, the Company's subsidiaries are defendants in other litigation, arbitration and regulatory proceedings and may be subject to unasserted claims primarily in connection with their activities as securities broker-dealers or as a result of services provided in connection with securities offerings. Such litigation and claims may involve substantial or indeterminate amounts and are in varying stages of legal proceedings. When the Company believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated (after giving effect to any expected insurance recovery), the Company accrues such amount. Upon final resolution, amounts payable may differ materially from amounts accrued.

The Company had accrued liabilities in the amount of approximately $1,358 at December 31, 2015 and $359 at December 31, 2014 for certain pending matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

14. Off-Balance-Sheet Risk and Concentration of Credit Risk

Securities America, Triad, Investacorp, KMS, SSN and Ladenburg do not carry accounts for customers or perform custodial functions related to customers’ securities. They introduce all of their customer transactions, which are not reflected in these financial statements, to clearing brokers, which maintain cash and the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for proprietary securities transactions. These activities create exposure to off-balance-sheet risk in the event that customers do not fulfill their obligations to the clearing brokers, as each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has agreed to indemnify its clearing brokers for any resulting losses. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg continually assesses risk associated with each customer who is on margin credit and records an estimated loss when management believes collection from the customer is unlikely.

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At December 31, 2015 and December 31, 2014, amounts due from these clearing brokers were $44,466 and $38,760, respectively, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of December 31, 2015 and December 31, 2014, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

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

15. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares, and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. Since inception through December 31, 2015, 12,269,567 shares of common stock have been repurchased for $31,979 under the program, including 5,673,415 shares repurchased for $16,355 in 2015 and 2,846,395 shares repurchased for $9,535 in 2014. On August 15, 2013, the Company purchased 3,000,000 shares of its common stock at a price of $1.67 per share, or a total cost of $5,010, in a privately-negotiated transaction, which was not made pursuant to its stock repurchase program.

Warrants

As of December 31, 2015, outstanding warrants to acquire the Company’s common stock were as follows:

Expiration Date	Exercise Price	Number of Shares
2016	0.94	603,000
2016	0.68	1,533,334
2016	0.96	400,000
2016	1.68	10,699,999
2017	1.91	2,000,000
		15,236,333

In 2015, 646,000 warrants were exercised to purchase 449,482 shares of the Company's common stock, net of 196,518 shares tendered in payment of the exercise price. The intrinsic value on the date of exercise was $966. In 2014, warrants were exercised to purchase 13,333 shares of the Company's common stock. The intrinsic value on the date of exercise was $23. In 2013, warrants were exercised to purchase 1,002,065 shares of the Company's common stock, net of 224,601 shares tendered in payment of the exercise price. The intrinsic value on the date of exercise was $2,526.

Capital Stock

On May 21, 2013, the Company filed Articles of Amendment with the Department of State of the State of Florida to designate 5,290,000 shares of the Company's authorized preferred stock, par value $0.0001 per share, as shares of Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth therein (the “Articles of Amendment”). In addition, on June 24, 2013, the Company filed a further amendment to designate an additional 3,000,000 preferred shares as Series A Preferred Stock. In 2014, the Company filed articles of amendment to the Company's Articles of Incorporation to designate an additional 6,000,000 shares as Series A Preferred Stock and to increase the authorized number of shares of common stock from 600,000,000 to 800,000,000. In May 2015, the Company filed an amendment to the Company's Articles of Incorporation to designate an additional 3,000,000 shares as Series A cumulative redeemable preferred stock ("Series A Preferred Stock").

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
On June 24, 2013, June 13, 2014, November 21, 2014 and May 2015, the Company entered into Equity Distribution Agreements under which it may sell up to an aggregate of 12,000,000 shares of its Series A Preferred Stock from time to time in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the years ended December 31, 2015, 2014 and 2013, the Company sold 3,586,790, 4,906,734 and 899,497 shares of Series A Preferred Stock, respectively, pursuant to the “at the market” offerings, which provided total gross proceeds to the Company of $86,352, $111,148 and $22,062, respectively, before deducting commissions paid to unaffiliated sales agents and offering expenses aggregating $1,972, $2,531 and $411, respectively.

For the years ended December 31, 2015, 2014 and 2013, the Company paid dividends of $28,108, $17,244 and $6,911, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

16. Per Share Data

Basic net (loss) income per share is computed by dividing net (loss) income attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

outstanding options, warrants and restricted shares is included in diluted earnings per share in 2014 utilizing the treasury stock method. A reconsideration of basic and diluted common shares use in the computation of per share data is as follows:

	Year Ended December 31,
	2015	2014	2013
Basic weighted-average common shares outstanding - basic	183,660,993	182,768,494	182,295,476
Effect of dilutive securities:
Options to purchase common stock	—	15,411,800	—
Warrants to purchase common stock	—	8,331,539	—
Restricted shares	—	604	—
Dilutive potential common shares	—	23,743,943	—

Weighted average common shares outstanding and dilutive potential common shares	183,660,993	206,512,437	182,295,476

During 2015, 2014 and 2013, options, warrants and restricted stock to purchase 57,494,385, 3,215,621 and 55,398,631 common shares, respectively, were not included in the computation of diluted (loss) income per share as the effect would be anti-dilutive.

17.  Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s amended and restated Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1, and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2015, 192,978 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.00 to $3.67; during 2014, 89,581 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.87 to $4.03; and during 2013, 112,646 shares of LTS common stock were issued to employees under this plan, at prices ranging from $1.57 to $2.97. These share issuances resulted in a capital contribution of $545, $291 and $201 for 2015, 2014 and 2013, respectively.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provide for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The 1999 Plan provides for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. In 2014, the 2009 Plan was amended to provide for the granting of up to 45,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”)). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

common stock at the date of grant. As of December 31, 2015, 20,009,745 and 1,244,354 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively.

A summary of the status of the 1999 Plan at December 31, 2015 and changes during the year ended December 31, 2015 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	15,786,001	$1.46
Exercised	(482,000)	0.75
Forfeited	—	—
Expired	(49,500)	0.54
Options outstanding, December 31, 2015	15,254,501	$1.48	2.7	$19,536
Vested or expected to vest, December 31, 2015	15,254,380	$1.48	2.7	$19,536
Options exercisable, December 31, 2015	15,129,500	$1.47	2.7	$19,536

A summary of the status of the 2009 Plan at December 31, 2015 and changes during the year ended December 31, 2015 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	20,379,199	$2.03
Granted	1,810,000	3.95
Exercised	(712,425)	1.56
Forfeited	(96,765)	3.21
Options outstanding, December 31, 2015	21,380,009	$2.20	6.6	$16,125
Vested or expected to vest, December 31, 2015	21,338,726	$2.20	6.6	$16,119
Options exercisable, December 31, 2015	15,292,759	$1.85	6.1	$14,554

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the option plans. A summary of the status of these options at December 31, 2015 and changes during the year ended December 31, 2015 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	4,415,000	$1.63
Exercised	—	—
Options outstanding, December 31, 2015	4,415,000	$1.63	1.45	$4,970
Vested or expected to vest, December 31, 2015	4,415,000	$1.63	1.45	$4,970
Options exercisable, December 31, 2015	4,415,000	$1.63	1.45	$4,970

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

The weighted-average grant date fair value of employee and director options granted during the years ended December 31, 2015, 2014 and 2013 was $2.79, $1.85 and $0.74, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	—%	—%	—%
Expected volatility	61.10%	64.94%	65.66%
Risk-free interest rate	1.63%	2.02%	1.17%
Expected life (in years)	6.15	6.4	6.2

The weighted average expected life for the 2015, 2014 and 2013 grants to employees and directors reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company estimates the expected term for stock options awarded to independent financial advisors using the contractual term. Expected volatility for the 2015 option grants is based on the historical volatility of the common stock of the Company over the same number of years as the expected life, prior to the option grant date. Expected volatility in 2014 and 2013 was based on blended volatility comprised of the historical volatility of the common stock of the Company and its peers over the same number of years as the expected life, prior to the option grant date.

Restricted Stock Awards

A summary of the restricted stock awards at December 31, 2015 and changes during the years ended December 31, 2015 and 2014 are presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012 and 2013	—	$—
Issued during 2014	14,409	3.44
Nonvested at December 31, 2014	14,409	3.44
Issued during 2015	1,206,081	3.92
Vested during 2015	(11,948)	3.48
Nonvested at December 31, 2015	1,208,542	3.91

Restricted stock awards issued in 2015 vest in four equal annual installments.

As of December 31, 2015, there was $9,632 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options and restricted stock, which on a weighted-average basis is approximately 1.97 years.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 amounted to $2,595,$4,640 and $957, respectively. The fair value of restricted stock vested in 2015 was $42.

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

For the years ended December 31, 2015, 2014 and 2013, non-cash compensation expense relating to share-based awards granted to employees, consultants and advisors amounted to $8,759, $10,541 and $6,766, respectively.

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

19. Segment Information

The Company has three operating segments. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by Securities America, Triad, Investacorp, KMS and SSN to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, (loss) income before income taxes, net (loss) income and cash flows provided by (used in) operating activities.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

Segment information for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Independent Brokerage and Advisory Services		Ladenburg		Insurance Brokerage	Corporate		Total
2015
Revenues	$1,035,365		$61,841		$49,573	$5,339		$1,152,118
Income (loss) before income taxes	7,735		3,095		(6,701)	(15,824)	(1)	(11,695)
EBITDA, as adjusted (5)	46,053		6,052		1,170	(9,639)		43,636
Identifiable assets	417,378		44,050		61,689	51,241		574,358
Depreciation and amortization	19,373		703		6,949	52		27,077
Interest	3,532		7		683	947		5,169
Capital expenditures	7,341		87		783	87		8,298
Non-cash compensation	3,836		638		239	4,046		8,759

2014
Revenues	$816,581		$73,298		$26,164	$5,210		$921,253
Income (loss) before income taxes	10,520		14,846		(841)	(14,519)	(1)	10,006
EBITDA, as adjusted (5)	50,596		16,174		2,315	(7,907)		61,178
Identifiable assets	350,225		39,845		67,941	52,747		510,758
Depreciation and amortization	14,978		665		2,743	11		18,397
Interest	5,460		67		297	1,166		6,990
Capital expenditures	6,058		1,002		253	134		7,447
Non-cash compensation	6,751		612		116	3,062		10,541

2013
Revenues	$723,246	(2)	$69,603	(2)	$—	$267	(3)	$793,116
Income (loss) before income taxes	4,850		11,689		—	(14,135)	(1)(4)	2,404
EBITDA, as adjusted (5)	52,549		13,188		—	(8,534)	(4)	57,203
Identifiable assets	320,239		33,950		—	6,631		360,820
Depreciation and amortization	14,475		791		—	49		15,315
Interest	12,527		75		—	2,836		15,438
Capital expenditures	4,898		1,963		—	—		6,861
Non-cash compensation	3,667		646		—	2,453		6,766

(1)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

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

(5)	The following table reconciles EBITDA, as adjusted, to (loss) income before income taxes for the years ended December 31, 2015, 2014 and 2013:

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	Year Ended December 31,
EBITDA, as adjusted	2015		2014	2013
Independent Brokerage and Advisory Services	$46,053		$50,596	$52,549
Ladenburg	6,052		16,174	13,188
Insurance Brokerage	1,170		2,315	—
Corporate	(9,639)		(7,907)	(8,534)
Total segments	43,636		61,178	57,203
Adjustments:
Interest income	254		245	194
Change in fair value of contingent consideration	55		12	(121)
Loss on extinguishment of debt	(252)		(548)	(4,547)
Interest expense	(5,169)		(6,990)	(15,438)
Depreciation and amortization	(27,077)		(18,397)	(15,315)
Non-cash compensation expense	(8,759)		(10,541)	(6,766)
Amortization of retention and forgivable loans	(9,238)		(11,041)	(11,544)
Financial advisor recruiting expense	(2,387)		(1,489)	(1,194)
Acquisition-related expense	(528)		(2,342)	—
Loss attributable to noncontrolling interest	(62)		(81)	(68)
Other	(2,168)	(6)	—	—
(Loss) income before income taxes	$(11,695)		$10,006	$2,404

(6) Includes loss on write-off of receivable from subtenant of $855, deferred compensation obligation of $532, rent expense due to default by subtenant of $468 and excise and franchise tax expense of $313.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

20.  Related Party Transactions

Effective as of October 1, 2015, Investacorp's lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with the Company’s chairman of the board and principal shareholder, in an office building in Miami, Florida, was renewed and now expires in September 2020. The lease provides for aggregate payments during the five-year term of approximately $2,420 and minimum annual payments of $484. Rent expense under such lease amounted to $382, $351 and $320 in 2015, 2014 and 2013, respectively.

Ladenburg’s principal executive offices are located in the same office building in Miami, Florida, where approximately 18,150 square feet of office space is leased from FREH. Ladenburg’s lease was renewed in March 2013 and now expires in February 2018. The lease provides for aggregate payments during the five-year term of approximately $2,995 and minimum annual payments of $599. Rent expense under such lease amounted to $570, $578 and $572 in 2015, 2014 and 2013, respectively.

The Company is a party to an agreement with Vector Group Ltd. (“Vector”), where Vector has agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial, tax and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns. Various executive officers and directors of Vector and its subsidiary New Valley serve as members of the board of directors of the Company and Vector and its subsidiaries own approximately 8.29% of the Company’s common stock at December 31, 2015. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. The Company paid Vector $850 in 2015, $850 in 2014 and $750 in 2013 under the agreement and pays Vector at a rate of $850 per year in 2016.

In 2015, the Company entered into a Consulting Services Agreement with Nextt Advisors Inc. (the “Consultant”), a corporation owned solely by the son-in-law of the Company’s President and Chief Executive Officer.  Pursuant to the agreement, the Company pays the Consultant $13 per month in connection with the Consultant’s provision of professional services to the Company.  The Company paid the Consultant $13 under the agreement in 2015.

SSN has an operating lease for office facilities with Cogdill Capital LLC, an entity in which SSN's Chief Executive Officer and Chief Financial Officer are members who own a minority percentage of such entity, which expires in March 2020. Rent expense under such lease amounted to $268 in 2015.

The Company is a party to an agreement with Castle Brands Inc. ("Castle") under which the Company provides certain administrative, legal and financial services to Castle. The Company's President and Chief Executive Officer and a director is also the President and Chief Executive Officer and a director of Castle. Various Company directors serve as directors of Castle and the Company and Castle have the same principal shareholder. The Company received $171 under this agreement in 2015.

See Note 12 for information regarding loan transactions involving related parties.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

21.  Quarterly Financial Data (Unaudited)

	Quarters
	1st	2nd	3rd	4th
2015:
Revenues	$278,823	$296,748	$282,214	$294,333
Expenses (a)	284,146	299,581	285,363	294,778
Loss before item shown below	(5,323)	(2,833)	(3,149)	(445)
Change in fair value of contingent consideration	31	—	—	24
Loss before income taxes	$(5,292)	$(2,833)	$(3,149)	$(421)
Net loss	$(3,572)	$(2,477)	$(2,937)	$(2,227)
Loss attributable to noncontrolling interest	20	8	11	23
Net loss attributable to the Company	$(3,552)	$(2,469)	$(2,926)	$(2,204)
Dividends declared on preferred stock	(6,332)	(7,152)	(7,289)	(7,335)
Net loss available to common shareholders	$(9,884)	$(9,621)	$(10,215)	$(9,539)
Basic loss per common share	$(0.05)	$(0.05)	$(0.06)	$(0.05)
Diluted loss per common share	$(0.05)	$(0.05)	$(0.06)	$(0.05)
Basic weighted average common shares	184,998,551	184,743,052	183,519,768	181,423,440
Diluted weighted average common shares	184,998,551	184,743,052	183,519,768	181,423,440

(a)	Includes a $3,260, $2,424, $242 and $2,833 charge for non-cash compensation in the first, second, third and fourth quarters of 2015 respectively.

	Quarters
	1st	2nd	3rd		4th
2014:
Revenues	$211,818	$220,753	$223,732		$264,950
Expenses (a)	206,973	217,063	224,303		262,920
Income (loss) before item shown below	4,845	3,690	(571)		2,030
Change in fair value of contingent consideration	12	—	—		—
Income (loss) before income taxes	$4,857	$3,690	$(571)		$2,030
Net income	$4,264	$2,923	$15,738	(b)(d)	$10,427	(b)
Loss attributable to noncontrolling interest	21	21	20		19
Net income attributable to the Company	$4,285	$2,944	$15,758	(b)(d)	$10,446	(b)
Dividends declared on preferred stock	(3,225)	(3,710)	(4,848)		(5,461)
Net income (loss) available to common shareholders	$1,060	$(766)	$10,910	(b)(d)	$4,985	(b)
Basic income (loss) per common share (c)	$0.01	$(0.00)	$0.06		$0.03
Diluted income (loss) per common share	$0.01	$(0.00)	$0.05		$0.02
Basic weighted average common shares	181,502,068	181,739,505	182,988,516		184,805,171
Diluted weighted average common shares	202,332,855	181,739,505	210,535,372		210,297,301

(a)	Includes a $1,927, $2,083, $3,679 and $2,852 charge for non-cash compensation in the first, second, third and fourth quarters of 2014, respectively.

(b)	Includes deferred income tax benefit from reversal of valuation allowance of $17,255, $0.08 per share diluted (3rd quarter) and $5,575, $0.03 per share diluted (4th quarter) (see Note 11).

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

(c)	Due to rounding, the sum of the quarters' basic income (loss) per common share amounts do not equal the full fiscal year amount.

(d)
Reflects retrospective increase of $2,955 to reflect measurement period adjustments of preliminary allocations of the purchase price related to the Highland acquisition which were finalized in the fourth quarter of 2014.