Form 10-Q
period 2016-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2016-05-06
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
Yes  ___ No  X
As of May 3, 2016 there were 183,131,202 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS

Cash and cash equivalents	$96,529	$118,677
Securities owned, at fair value	3,780	4,079
Receivables from clearing brokers	34,160	44,466
Receivables from other broker-dealers	2,376	2,150
Notes receivable from financial advisors, net	27,456	26,967
Other receivables, net	50,954	48,564
Fixed assets, net	21,862	21,753
Restricted assets	1,011	1,011
Intangible assets, net	132,786	137,931
Goodwill	125,552	125,572
Cash surrender value of life insurance	8,133	9,247
Deferred tax asset	4,741	—
Other assets	32,366	33,688

Total assets	$541,706	$574,105

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$311	$238
Accrued compensation	12,690	29,115
Commissions and fees payable	57,683	59,995
Accounts payable and accrued liabilities	29,657	30,804
Deferred rent	1,574	1,551
Deferred income taxes	—	4,416
Deferred compensation liability	16,315	17,211
Accrued interest	916	823
Notes payable, net of $1,328 and $1,492 unamortized discount in 2016 and 2015, respectively and net of debt issuance costs of $159 and $253 in 2016 and 2015, respectively.	52,333	53,921
Total liabilities	171,479	198,074

Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 25,000,000 shares in 2016 and 2015: 8% Series A cumulative redeemable preferred stock; authorized 17,290,000 shares in 2016 and 2015; 14,693,021 and 14,683,021 shares issued and outstanding in 2016 and 2015, respectively (liquidation preference $367,326 in 2016 and $367,076 in 2015)	1	1
Common stock, $.0001 par value; authorized 800,000,000 shares in 2016 and 2015; shares issued and outstanding, 183,474,269 in 2016 and 182,338,038 in 2015	19	19
Additional paid-in capital	502,950	511,138
Accumulated deficit	(132,754)	(135,156)

Total shareholders’ equity of the Company	370,216	376,002

Noncontrolling interest	11	29

Total shareholders' equity	370,227	376,031

Total liabilities and shareholders' equity	$541,706	$574,105

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Commissions	$127,910	$139,419
Advisory fees	110,925	110,531
Investment banking	4,502	6,607
Principal transactions	133	424
Interest and dividends	1,729	547
Service fees and other income	20,597	21,295
Total revenues	265,796	278,823
Expenses:
Commissions and fees	199,741	210,962
Compensation and benefits	36,827	34,406
Non-cash compensation	1,355	3,260
Brokerage, communication and clearance fees	5,030	5,425
Rent and occupancy, net of sublease revenue	2,450	2,140
Professional services	3,426	3,109
Interest	1,207	1,440
Depreciation and amortization	6,875	6,590
Acquisition-related expenses	—	108
Loss on extinguishment of debt	—	252
Amortization of retention and forgivable loans	1,434	2,698
Other	13,779	13,756
Total expenses	272,124	284,146
Loss before item shown below	(6,328)	(5,323)
Change in fair value of contingent consideration	(57)	31
Loss before income taxes	(6,385)	(5,292)
Income tax benefit	(8,769)	(1,720)
Net income (loss)	2,384	(3,572)
Net loss attributable to noncontrolling interest	(18)	(20)
Net income (loss) attributable to the Company	$2,402	$(3,552)
Dividends declared on preferred stock	(7,345)	(6,332)
Net loss available to common shareholders	$(4,943)	$(9,884)

Net loss per common share available to common shareholders (basic)	$(0.03)	$(0.05)

Net loss per common share available to common shareholders (diluted)	$(0.03)	$(0.05)

Weighted average common shares used in computation of per share data:
Basic	181,363,446	184,998,551
Diluted	181,363,446	184,998,551

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2015	14,683,021	$1	182,338,038	$19	$511,138	$(135,156)	$29	$376,031
Issuance of common stock under employee stock purchase plan	—	—	67,863	—	161	—	—	161
Exercise of stock options	—	—	1,304,539	—	1,196	—	—	1,196
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	3	—	—	3
Stock-based compensation to employees	—	—	—	—	1,352	—	—	1,352
Issuance of restricted stock	—	—	1,331,000	—	—	—	—	—
Repurchase and retirement of common stock, including 43,779 shares surrendered for tax withholdings of $91	—	—	(1,567,171)	—	(3,755)	—	—	(3,755)
Preferred stock issued, net of underwriting discount and expenses of $41	10,000	—	—	—	200	—	—	200
Preferred stock dividends declared and paid	—	—	—	—	(7,345)	—	—	(7,345)
Net income (loss)	—	—	—	—	—	2,402	(18)	2,384
Balance - March 31, 2016	14,693,021	$1	183,474,269	$19	$502,950	$(132,754)	$11	$370,227

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$2,384	$(3,572)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Change in fair value of contingent consideration	57	(31)
Adjustment to deferred rent	23	(58)
Amortization of intangible assets	5,145	5,109
Loss on extinguishment of debt	—	252
Amortization of debt discount	164	176
Amortization of debt issue cost	94	94
Amortization of retention loans	1,434	2,698
Depreciation and other amortization	1,730	1,481
Deferred income taxes	(9,157)	(2,204)
Benefit attributable to reduction of goodwill	20	19
Non-cash interest expense on forgivable loan	102	251
Non-cash compensation expense	1,355	3,260
Write-off of receivable from subtenant	—	855
Loss on write-off of furniture, fixtures and leasehold improvements, net	—	8

(Increase) decrease in operating assets, net of effects of acquisition:
Securities owned, at fair value	299	1,082
Receivables from clearing brokers	10,306	(6,228)
Receivables from other broker-dealers	(226)	(343)
Other receivables, net	(2,390)	4,286
Notes receivable from financial advisors, net	(1,923)	(1,754)
Cash surrender value of life insurance	1,114	666
Other assets	1,322	(2,915)

Increase (decrease) in operating liabilities, net of effects of acquisition:
Securities sold, but not yet purchased, at fair value	73	91
Accrued compensation	(16,425)	(11,499)
Accrued interest	(9)	(350)
Commissions and fees payable	(2,312)	61
Deferred compensation liability	(896)	(423)
Accounts payable and accrued liabilities	(1,204)	(1,689)
Net cash used in operating activities	(8,920)	(10,677)

Cash flows from investing activities:
Acquisition of SSN, net of cash received	—	(16,919)
Purchases of fixed assets	(1,839)	(2,390)
Increase in restricted assets	—	(180)
Net cash used in investing activities	(1,839)	(19,489)

Cash flows from financing activities:
Issuance of Series A preferred stock	200	69,476
Issuance of common stock	1,357	814
Series A preferred stock dividends paid	(7,345)	(6,332)
Repurchases of common stock	(3,755)	(1,589)
Term loan repayments	(128)	(118)
Principal payments on notes payable	(1,718)	(12,399)
Net cash (used in) provided by financing activities	(11,389)	49,852
Net (decrease) increase in cash and cash equivalents	(22,148)	19,686
Cash and cash equivalents, beginning of period	118,677	103,087
Cash and cash equivalents, end of period	$96,529	$122,773

Supplemental cash flow information:
Interest paid	$856	$1,265
Taxes paid	206	1,118

Acquisition of SSN:
Assets acquired	$—	$61,759
Liabilities assumed	—	(14,472)
Net assets acquired	—	47,287
Promissory note	—	(18,697)
Due to selling shareholders - net worth adjustment	—	(3,590)
Cash paid in acquisition	—	25,000
Cash acquired in acquisition	—	(8,081)
Net cash paid in acquisition	$—	$16,919

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company”or "LTS") is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), KMS Financial Services, Inc. (“KMS”), Securities Service Network, Inc. ("SSN"), which the Company acquired in January 2015, Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’), Premier Trust, Inc. (‘‘Premier Trust’’) and Highland Capital Brokerage, Inc. (“Highland”).

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 for additional disclosures and a description of accounting policies.

Certain amounts in the prior period financial statements were reclassified to conform with the current period financial statement presentation.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-12, Compensation-Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will become effective for the Company for annual periods and interim periods beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2014-12 in the quarter ended March 31, 2016 did not have any impact on the Company's consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU requires retrospective adoption and is effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-03 in the quarter ended March 31, 2016 did not have a material impact on the Company's consolidated statement of financial condition.

In September 2015, the FASB issued ASU 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments, which requires adjustments to provisional amounts initially recorded in a business combination that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires the disclosure of the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the Company beginning January 1, 2016. The adoption of ASU 2015-16 in the quarter ended March 31, 2016 did not have any impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company has not yet elected early adoption and is currently evaluating the impact that the adoption of these amendments and the transition alternatives will have on its consolidated financial statements.

2. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at March 31, 2016 and December 31, 2015 which are carried at fair value were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

March 31, 2016	Securities Owned	Securities Sold, But Not Yet Purchased
Certificates of deposit	$339	$—
Debt securities	1,586	(42)
U.S. Treasury notes	102	(247)
Common stock and warrants	373	(22)
Restricted common stock and warrants	775	—
Other investments	605	—
Total	$3,780	$(311)

December 31, 2015
Certificates of deposit	$359	$—
Debt securities	1,125	(30)
U.S. Treasury notes	101	(200)
Common stock and warrants	927	(8)
Restricted common stock and warrants	958	—
Other investments	609	—
Total	$4,079	$(238)

As of March 31, 2016 and December 31, 2015, approximately $3,225 and $3,383, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Securities are classified as follows:

As of March 31, 2016:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$339	$—	$—	$339
Debt securities	—	1,586	—	1,586
U.S. Treasury notes	—	102	—	102
Common stock and warrants	373	775	—	1,148
Other investments	—	605	—	605
Total	$712	$3,068	$—	$3,780

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(42)	$—	$(42)
U.S. Treasury notes	—	(247)	—	(247)
Common stock and warrants	(22)	—	—	(22)
Total	$(22)	$(289)	$—	$(311)

As of December 31, 2015:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$359	$—	$—	$359
Debt securities	—	1,125	—	1,125
U.S. Treasury notes	—	101	—	101
Common stock and warrants	927	958	—	1,885
Other investments	—	609	—	609
Total	$1,286	$2,793	$—	$4,079

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(30)	$—	$(30)
U.S. Treasury notes	—	(200)	—	(200)
Common stock and warrants	(8)	—	—	(8)
Total	$(8)	$(230)	$—	$(238)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of March 31, 2016 and December 31, 2015, the fair values of the warrants were $393 and $545, respectively, and are included in common stock and warrants (Level 2) above.

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

3. Intangible Assets

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

At March 31, 2016 and December 31, 2015, intangible assets subject to amortization consisted of the following:

		March 31, 2016		December 31, 2015
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$13,305	$25,563	$12,488
Relationships with financial advisors	15.2	110,671	34,136	110,671	32,028
Vendor relationships	7	3,613	3,613	3,613	3,613
Covenants not-to-compete	3.9	6,035	3,667	6,035	3,347
Customer accounts	8.3	2,029	1,827	2,029	1,765
Trade names	7.7	16,910	8,347	16,910	7,790
Renewal revenue	7.9	41,381	8,540	41,381	7,263
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	105	124	101
Other	6	67	67	67	67
Total		$209,840	$77,054	$209,840	$71,909

Aggregate amortization expense for the three months ended March 31, 2016 and 2015, respectively, amounted to $5,145 and $5,109. The weighted-average amortization period for total amortizable intangibles at March 31, 2016 is 9.57 years. As of March 31, 2016, remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2016	$15,502
2017	20,208
2018	19,424
2019	15,875
2020	14,491
2021 - 2039	47,286
$132,786

4. Goodwill

Changes to the carrying amount of goodwill during the three months ended March 31, 2016 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Insurance Brokerage	Total
Balance as of December 31, 2015	$301	$112,572	$12,699	$125,572
Benefit applied to reduce goodwill	—	(20)	—	(20)
Balance as of March 31, 2016	$301	$112,552	$12,699	$125,552

During the three months ended March 31, 2016, the carrying amount of goodwill was reduced by $20 representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

5. Net Capital Requirements

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at March 31, 2016, each had a $250 minimum net capital requirement. At March 31, 2016, Securities America had regulatory net capital of $8,992, Triad had regulatory net capital of $10,352, Investacorp had regulatory net capital of $5,077, KMS had regulatory net capital of $6,599 and Ladenburg had regulatory net capital of $16,887.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at March 31, 2016, it had net capital of $5,791, which was $4,871 in excess of its required net capital of $920, and had a net capital ratio of 2.38 to 1.

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

Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At March 31, 2016, Premier Trust had stockholders’ equity of $1,506, including at least $250 in cash.

6. Income Taxes

The Company’s interim income tax benefit or provision consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2016, the Company recorded an income tax benefit of $8,769 on a pre-tax loss of $6,385. The effective tax rate differs from the federal statutory income tax rate of 35% for the 2016 period primarily due to non-deductible expenses, non-deductible stock based compensation and state and local income taxes.

For the three months ended March 31, 2015, the Company recorded an income tax benefit of $1,720 on pre-tax loss of $5,292. The effective tax rate differs from the federal statutory income tax rate for the 2015 period due to nondeductible expenses and state and local income taxes.

7.	Notes Payable

Notes payable consisted of the following:

	March 31, 2016	December 31, 2015
Notes payable to clearing firm under forgivable loans	$6,429	$6,429
Notes payable to finance Securities America acquisition, net of $120 and $172 of unamortized discount in 2016 and 2015, respectively	17,856	17,804
Note payable under subsidiary's term loan with bank	463	564
Note payable under subsidiary's revolver with bank	922	950
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS' former shareholders, net of $313 and $343 of unamortized discount in 2016 and 2015, respectively	5,250	5,711
Notes payable to SSN's former shareholders, net of $895 and $977 of unamortized discount in 2016 and 2015, respectively	14,234	15,378
Other	600	600
Less: Unamortized debt issuance costs	(159)	(253)
Total	$52,333	$53,921

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The Company estimates that the fair value of notes payable was $49,131 at March 31, 2016 and $50,416 at December 31, 2015 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of March 31, 2016, the Company was in compliance with all covenants in its debt agreements.

The lenders under the notes payable to finance the Securities America acquisition (the “November 2011 Loan”) included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company's Chairman of the Board and principal shareholder, and Vector Group, Ltd. (“Vector Group”), a principal shareholder of the Company. At March 31, 2016, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively.

At March 31, 2016, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder. On March 9, 2016, the Company entered into an amendment to the revolving credit agreement to extend the maturity date thereunder for a period of five years to August 25, 2021.

8. Commitments and Contingencies

Litigation and Regulatory Matters

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

In November 2015, two purported class action complaints were filed in state court in Tennessee against officers and directors of Miller Energy Resources, Inc. (“Miller”), as well as Miller’s auditors and nine firms that underwrote six securities offerings in 2013 and 2014, and raised approximately $151,000. Ladenburg was one of the underwriters of two of the offerings. The complaints allege, among other things, that the offering materials were misleading based on the purportedly overstated valuation of certain assets, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In December 2015 the defendants removed the complaints to the U.S. District Court for the Eastern District of Tennessee; in January 2016, the plaintiffs filed motions to remand, which are currently pending. The Company believes the claims against Ladenburg are without merit and intends to vigorously defend against them.

In January 2016, an amended complaint was filed in U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors. The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. Motions to dismiss are currently pending. The Company believes the claims against Ladenburg are without merit and intends to vigorously defend against them.

During the period from March 2015 to February 2016, eight arbitration claims and one lawsuit (U.S. District Court for the Middle District of Alabama) were filed against Triad and others by a total of 45 individuals concerning purported misrepresentations and unsuitability of trading in their advisory accounts. All or most of the transactions at issue were effected through an investment advisory firm not affiliated with Triad or the Company.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The lawsuit was transferred to arbitration. Three arbitration claims, involving a total of 35 individuals, were settled in February and March 2016 and the amounts paid by Triad in connection with those settlements were not material. The remaining six arbitration claims seek an aggregate amount of $1,071 in compensatory damages and other relief. The Company believes the remaining claims are without merit and intends to vigorously defend against them.

In September 2015, a client of a former Triad registered representative filed an arbitration claim concerning the suitability of investments in tenant-in-common interests purchased through Section 1031 tax-deferred exchanges, and seeking compensatory damages totaling $3,714 and other relief. In April 2016, the parties entered into a settlement agreement resolving the claims; the amount paid by Triad in connection with the settlement was not material.

In September 2015, Securities America was named as a defendant in lawsuits brought by the bankruptcy trustee of a broker-dealer (U.S. Bankruptcy Court for the District of Minnesota) and a putative class action by the shareholders of that broker-dealer (U.S. District Court for the District of Minnesota). The lawsuits allege that certain of the debtor broker-dealer’s assets were transferred to Securities America in June 2015 for inadequate consideration. The complaints seek an unspecified amount of compensatory damages, and other relief. The Company believes the claims are without merit and intends to vigorously defend against them.

Commencing in October 2013, certain states have requested that Securities America provide information concerning the suitability of purchases of non-traded REIT securities by their residents. Securities America has complied with the requests. In March 2016, Securities America received a notice from one such state concerning sales of non-traded REIT securities to its residents. The Company does not believe that any action is warranted in connection with such state notice and believes that no material outcome would result if an action were commenced.

In April 2016, two former customers of Ladenburg advised the firm that they intend to file an arbitration claim against Ladenburg concerning purported unauthorized trading, excessive trading and mishandling of their accounts by a former Ladenburg registered representative, and asserting compensatory damages of $1,900. The Company believes the claims against Ladenburg are without merit and, if they are filed, intends to vigorously defend against them.

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

The Company had accrued liabilities in the amount of approximately $598 at March 31, 2016 for certain pending matters, which are included in accounts payable and accrued liabilities. During the three months ended March 31, 2016, the Company charged $677 to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
Operating Leases
The Contractual Obligations table as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2015 is updated as follows:

In connection with an office lease amendment effective February 1, 2016, a subsidiary is obligated under a non-cancelable lease agreement for office space for a period of 14 years under which the annual rental payments are $1,791 for 2016 and 2017, $1,954 for 2018 and increasing by 2% per year thereafter. In connection with a new office lease dated March 28, 2016, a subsidiary has an option to lease office space, which has not yet been constructed, for 12 years and, if exercised, would require the payment of an estimated average annual rent of $1,811, subject to certain adjustments. If the subsidiary does not exercise the option to lease the newly-built office space by May 31, 2017, it would be subject to certain financial penalties.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

9. Off-Balance-Sheet Risk and Concentration of Credit Risk

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At March 31, 2016, amount due from these clearing brokers was $34,160, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of March 31, 2016, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the fair values of the related securities, and such entities will incur a loss if, at the time of purchase, the fair value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

10. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares, and another amendment was approved in November 2014 to permit the repurchase of an additional 10,000,000 shares. Since inception through March 31, 2016, 13,792,959 shares of common stock have been repurchased for $35,643 under the program and have been retired, including the repurchase of 1,523,392 shares for $3,664 during the three months ended March 31, 2016. As of March 31, 2016, 3,707,041 shares remain available for purchase under the program.

Stock Compensation Plans

Options granted during the three months ended March 31, 2016 were as follows:

Grant Date		Expiration Date	Shares	Exercise Price	Grant Date Fair Value (1)
January 14, 2016	(2)	January 14, 2026	900,000	$2.65	$960
January 14, 2016	(2)(3)	January 14, 2026	30,000	$2.65	$50
			930,000		$1,010

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

Options to purchase 52,428 shares of common stock were forfeited during the three months ended March 31, 2016.

As of March 31, 2016, there was $12,166 of unrecognized compensation cost for stock-based compensation, of which $950 related to the 2016 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.44 years for all grants and approximately 3.75 years for the 2016 grants.

Options were exercised to purchase 1,304,539 shares of the Company’s common stock during the three months ended March 31, 2016, for which the intrinsic value on dates of exercise was $1,717.

Restricted stock granted during the three months ended March 31, 2016 was as follows:

Grant Date		Final Vesting Date	Shares	Fair Value (1)
January 14, 2016	(2)	January 14, 2020	1,050,000	$2,384
January 22, 2016	(2)	January 22, 2020	281,000	$604
			1,331,000	$2,988

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

As of March 31, 2016, there was $5,922 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $2,699 related to the 2016 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 3.20 years for all grants and approximately 3.75 years for the 2016 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,352 and attributed to consultants and independent financial advisors was $3 for the three months ended March 31, 2016, respectively.

Capital Stock

During the three months ended March 31, 2016, the Company sold 10,000 shares of Series A Preferred Stock, pursuant to the Company's “at the market” offering programs, which provided total gross proceeds to the Company of $241, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $41.

For the three months ended March 31, 2016, the Company paid dividends of $7,345 on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

11. Per Share Data

Basic net income (loss) per common share is computed by dividing net (loss) income attributable to the Company, decreased in the case of income and increased in the case of loss by dividends declared on preferred stock, by the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Basic weighted-average shares	181,363,446	184,998,551
Effect of dilutive securities:
Options to purchase common stock	—	—
Warrants to purchase common stock	—	—
Dilutive potential common shares	—	—
Weighted average common shares outstanding and dilutive potential common shares	181,363,446	184,998,551

For the three months ended March 31, 2016, options and warrants to purchase 55,858,875 shares of common stock and 2,260,792 restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. For the three months ended March 31, 2015, options to purchase 57,297,236 shares of common stock and 1,157,990 restricted shares of common stock were not included in the diluted computation as the effect would have been anti-dilutive.

12. Noncontrolling Interest

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

13. Segment Information

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, (loss) income before income taxes, net income (loss) and cash flows (used in) provided by operating activities.

Segment information for the three months ended March 31, 2016 and 2015 was as follows:

Three Months Ended March 31, 2016	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$243,744	$10,522	$11,324	$206		$265,796
Income (loss) before income taxes	3,253	(3,142)	(2,734)	(3,762)	(1)	(6,385)
EBITDA, as adjusted (4)	11,008	(2,798)	(656)	(2,517)		5,037
Identifiable assets (2)	409,824	36,516	56,383	38,983	(3)	541,706
Depreciation and amortization	4,926	175	1,757	17		6,875
Interest	843	—	170	194		1,207
Capital expenditures	1,746	—	93	—		1,839
Non-cash compensation	251	136	61	907		1,355

Three Months Ended March 31, 2015
Revenues	$254,869	$13,578	$10,273	$103		$278,823
Income (loss) before income taxes	716	174	(2,284)	(3,898)	(1)	(5,292)
EBITDA, as adjusted (4)	11,786	1,392	(378)	(2,310)		10,490
Identifiable assets (2)	400,023	39,956	62,004	70,770	(3)	572,753
Depreciation and amortization	4,729	175	1,678	8		6,590
Interest	1,047	3	168	222		1,440
Capital expenditures	2,118	9	263	—		2,390
Non-cash compensation	1,908	184	59	1,109		3,260

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses.

(2)	Identifiable assets are presented as of the end of the period.

(3)	Includes cash and cash equivalents of $34,441 and $67,595 as of March 31, 2016 and 2015, respectively.

(4)	The following table reconciles EBITDA, as adjusted, to loss before income taxes for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
EBITDA, as adjusted	2016	2015
Independent Brokerage and Advisory Services	$11,008	$11,786
Ladenburg	(2,798)	1,392
Insurance Brokerage	(656)	(378)
Corporate	(2,517)	(2,310)
Total Segments	5,037	10,490

Adjustments:
Interest income	133	60
Change in fair value of contingent consideration	(57)	31
Loss on extinguishment of debt	—	(252)
Interest expense	(1,207)	(1,440)
Depreciation and amortization	(6,875)	(6,590)
Non-cash compensation expense	(1,355)	(3,260)
Financial advisor recruiting expense	(321)	(520)
Amortization of retention and forgivable loans	(1,434)	(2,698)
Acquisition-related expenses	—	(108)
Other	(288)	(985)	(1)
Net loss attributable to noncontrolling interest	(18)	(20)
Loss before income taxes	$(6,385)	$(5,292)

(1)	Includes loss on write-off of receivable from subtenant of $855 for the three months ended March 31, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share data)

Overview

We are a diversified financial services company engaged in independent brokerage and advisory services, investment banking, equity research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Securities Service Network, Inc. (“SSN”), Investacorp, Inc. (collectively with related companies, “Investacorp”), KMS Financial Services, Inc. (“KMS”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”), Highland Capital Brokerage, Inc. (“Highland”), and Premier Trust, Inc. (“Premier Trust”). We acquired SSN in January 2015. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

Recent Developments

Common Stock Repurchases

During the three months ended March 31, 2016, we repurchased and retired an aggregate of 1,567,171 shares of our common stock for $3,755, representing an average price per share of $2.41.

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

During the three years ended March 31, 2016, in connection with acquisitions, we issued 3,981,684 shares of common stock and incurred $60,600 of indebtedness related to acquisitions, $27,430 of which was outstanding as of March 31, 2016.

Critical Accounting Policies

There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2015. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

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

The following table includes a reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company as reported:

	Three Months Ended March 31,
	2016	2015
Total revenues	$265,796	$278,823
Total expenses	272,124	284,146
Loss before income taxes	(6,385)	(5,292)
Net income (loss) attributable to the Company	2,402	(3,552)

Reconciliation of EBITDA, as adjusted, to net income (loss) attributable to the Company:

EBITDA, as adjusted	$5,037	$10,490
Add:
Interest income	133	60
Change in fair value of contingent consideration	(57)	31
Less:
Loss on extinguishment of debt	—	(252)
Interest expense	(1,207)	(1,440)
Income tax benefit	8,769	1,720
Depreciation and amortization	(6,875)	(6,590)
Non-cash compensation expense	(1,355)	(3,260)
Financial advisor recruiting expense	(321)	(520)
Amortization of retention and forgivable loans	(1,434)	(2,698)
Acquisition-related expense	—	(108)
Other	(288)	(985)	(1)
Net income (loss) attributable to the Company	$2,402	$(3,552)

(1)	Includes loss on write-off of receivable from subtenant of $855 for the three months ended March 31, 2015.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, (loss) income before income taxes, net (loss) income and cash flows (used in) provided by operating activities.

First quarter 2016 EBITDA, as adjusted, was $5,037, a decrease of $5,453 (52%), from EBITDA, as adjusted, of $10,490 for the first quarter of 2015. The decrease was primarily in our Ladenburg segment, resulting from a significant decline in equity capital offerings for small and mid-cap public companies driven by volatile market conditions. Revenues from our investment banking businesses decreased by $2,105 (32%) as compared to the prior-year period.

Our independent brokerage and advisory services segment also experienced reduced profitability as sales commissions were impacted by an industry-wide slowdown in alternative investments.

Segment Description

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

	Three Months Ended March 31,
	2016	2015
Revenues:
Independent Brokerage and Advisory Services	$243,744	$254,869
Ladenburg	10,522	13,578
Insurance Brokerage	11,324	10,273
Corporate	206	103
Total revenues	$265,796	$278,823

Income (loss) before income taxes:
Independent Brokerage and Advisory Services	$3,253	$716
Ladenburg	(3,142)	174
Insurance Brokerage	(2,734)	(2,284)
Corporate(1)	(3,762)	(3,898)
Total loss before income taxes	$(6,385)	$(5,292)

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses.

Three months ended March 31, 2016 versus three months ended March 31, 2015

For the quarter ended March 31, 2016, we had net income attributable to the Company of $2,402 as compared to net loss attributable to the Company of $3,552 for the quarter ended March 31, 2015, primarily due to a $7,049 increase in income tax benefit, as well as decreases in non-cash compensation expense of $1,905 and amortization of retention and forgivable loans of $1,264. Revenues in our Ladenburg and independent brokerage and advisory services segments declined from the prior-year period as a result of lower investment banking revenues, decreased commissions and marketing revenues from alternative investments, and increased expenses related to business expansion. Total revenues and total expenses for the quarter ended March 31, 2016 decreased by 5% and 4%, respectively, from the comparable 2015 period.

Our total revenues for the three months ended March 31, 2016 decreased by $13,027 (5%) from the 2015 period, primarily attributable to declines in commissions and investment banking revenues. First quarter 2016 revenues included decreases in commissions of $11,509, investment banking revenue of $2,105, service fees and other income of $698, and principal transactions of $291, partially offset by increases in interest and dividends of $1,182 and advisory fees of $394. Our independent brokerage and advisory services segment revenues decreased by $11,125 (4%) from the prior-year period, mainly as a result of decreased commissions and marketing revenues. Our Ladenburg segment revenues in the first quarter of 2016 decreased by $3,056 (23%) from the comparable 2015 quarter primarily due to a decline in equity capital raising for small and mid-cap public companies. Our insurance brokerage segment revenues increased by $1,051 (10%), driven by increased commissions from institutional accounts as compared to the prior-year period.

Our total expenses for the three months ended March 31, 2016 decreased by $12,022 (4%) as compared to the 2015 period, mostly driven by a decrease of $13,660 (5%) in our independent brokerage and advisory services segment.

First quarter 2016 expenses included decreases in commissions and fees expense of $11,221, non-cash compensation expense of $1,905, amortization of retention and forgivable loans of $1,264, brokerage, communication and clearance fee expense of $395, loss on extinguishment of debt of $252, interest expense of $233 and acquisition-related expenses of $108, which were partially offset by increases in compensation and benefits expense of $2,421, professional services expense of $317, rent and occupancy expense, net of sublease revenue, of $310 and depreciation and amortization expense of $285. In response to market conditions, we recently undertook actions at our Ladenburg and insurance brokerage segments to reduce compensation and other operating expenses. We expect that these expense reduction actions will better position these businesses for improved future profitability.

The $11,509 (8%) decrease in commissions revenue for the three months ended March 31, 2016 as compared to the 2015 period was primarily attributable to an industry-wide slowdown in alternative investments. Commissions revenue in our independent brokerage and advisory services segment decreased by $11,828 (9%), as alternative investments commissions decreased by 72% from the comparable 2015 period. Sales of alternative investments in the 2015 period were positively impacted by high levels of sales and other monetization events for a number of non-traded REITs. Our Ladenburg segment commissions revenue also decreased by $799 (19%) for the first quarter of 2016 as compared to the prior-year period. Commissions revenue in our insurance brokerage segment increased by $1,117 (11%) from the comparable 2015 quarter.

Advisory fee revenue for the three months ended March 31, 2016 was relatively flat as compared to the 2015 period, with an increase of $342 in our independent brokerage and advisory services segment. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. As of March 31, 2016, our advisory assets have increased by 2% as compared to March 31, 2015. Total advisory assets under management at March 31, 2016 were approximately $51,100,000 as compared to $50,200,000 at March 31, 2015.

The $2,105 (32%) decrease in investment banking revenue for the three months ended March 31, 2016 as compared to the 2015 period was primarily driven by a $1,969 decrease in capital raising revenue and a $136 decrease in strategic advisory services revenue from the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $3,891 for the 2016 first quarter as compared to $5,860 for the 2015 first quarter, resulting from a significant decline in equity capital raising for small and mid-cap public companies driven by volatile market conditions. Strategic advisory services revenue was $611 in the first quarter of 2016 as compared to $747 in the comparable 2015 quarter.

The $291 (69%) decrease in principal transactions revenue for the three months ended March 31, 2016 as compared to the 2015 period was attributable to our Ladenburg segment, which had a decrease of $323 due to a decline in the value of the firm's investments. Our independent brokerage and advisory services segment had an increase of $27 in principal transactions resulting from gains incurred upon liquidation of other investments.

The $1,182 (216%) increase in interest and dividends revenue for the three months ended March 31, 2016 as compared to the 2015 period was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep program was $1,224 in the first quarter of 2016, as compared to $42 in the 2015 period, resulting from the implementation of new cash sweep programs during April and September 2015 that applied to the cash balances at five of our broker-dealer subsidiaries. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At March 31, 2016, client assets included cash balances of approximately $4,454,000, including approximately $3,396,000 participating in our new cash sweep programs.

The $698 (3%) decrease in service fees and other income for the three months ended March 31, 2016 as compared to the 2015 period was primarily attributable to a $739 decrease in our independent brokerage and advisory services segment, as we received $528 during the first quarter of 2015 in settlement of claims at Securities America. During the first quarter of 2016, we have undertaken initiatives that we anticipate will increase service fees and other income, including initial implementation of an enterprise-wide strategic product partner program.

The $11,221 (5%) decrease in commissions and fees expense for the three months ended March 31, 2016 as compared to the 2015 period was directly correlated to the decrease in commissions revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product.

Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease because our representatives earn reduced compensation based on the lower revenues produced.

The $2,421 (7%) increase in compensation and benefits expense for the three months ended March 31, 2016 as compared to the 2015 period was primarily due to an increase of $1,125 in our independent brokerage and advisory services segment, as headcount grew 11% from the prior-year period. Our insurance brokerage segment and Ladenburg segment also experienced increases in compensation and benefits expense of $906 and $176, respectively.

The $1,905 (58%) decrease in non-cash compensation expense for the three months ended March 31, 2016 as compared to the 2015 period was primarily attributable to a decrease of $1,644 in expense related to stock option grants made to Securities America financial advisors in connection with the 2011 acquisition that fully vested in the fourth quarter of 2015, partially offset by an increase of $200 from restricted stock grants to employees. Compensation expense for stock-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The decrease in the price of our common stock partially offset by the decrease in the expected forfeitures for these grants has contributed to the decrease in our non-cash compensation expense related to grants made to advisors.

The $395 (7%) decrease in brokerage, communication and clearance fees expense for the three months ended March 31, 2016 as compared to the 2015 period was driven by a decrease of $637 in our independent brokerage and advisory services segment, partly offset by an increase of $246 in our Ladenburg segment due to higher transaction-based revenues as compared to the prior-year period.

The $310 (14%) increase in rent and occupancy expense, net of sublease revenue, for the three months ended March 31, 2016 as compared to the 2015 period was attributable to increases of $164 in our independent brokerage and advisory services segment, $94 in our Ladenburg segment and $65 in our Corporate segment.

The $317 (10%) increase in professional services expense for the three months ended March 31, 2016 as compared to the 2015 period was primarily due to increases in our independent brokerage and advisory services segment of $254 and our Ladenburg segment of $225, partially offset by a decrease in the corporate segment of $124.

The $233 (16%) decrease in interest expense for the three months ended March 31, 2016 as compared to the 2015 period primarily resulted from a decreased average debt balance. Our average outstanding debt balance was approximately $52,698 for the first quarter of 2016 as compared to $63,314 for the first quarter of 2015. The average interest rate was 7.7% for the three months ended March 31, 2016 as compared to 7.3% for the comparable 2015 period. Our outstanding debt balance as of March 31, 2016 included $6,738, $5,563 and $15,129 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $285 (4%) increase in depreciation and amortization expense for the three months ended March 31, 2016 as compared to the 2015 period was driven by increases in our independent brokerage and advisory services and insurance brokerage segments of $197 and $79, respectively.

The $108 (100%) decrease in acquisition-related expense for the three months ended March 31, 2016 as compared to the 2015 period was due to higher expenses in the prior-year period resulting from the acquisition of SSN on January 2, 2015.

The $23 increase in other expense for the three months ended March 31, 2016 as compared to the 2015 period was primarily attributable to increases at our independent brokerage and advisory services in other office expense of $445, insurance expense of $353 and bad debt, error and settlement expense of $331, offset by decreases in deferred compensation plan expense of $586, dues, license and registration expense of $215 and financial advisor acquisition expense of $199. Our Ladenburg segment had a decrease of $563, as a write-off of $855 was recorded in the prior-year period due to the bankruptcy of a subtenant under a lease that expired in June 2015. Our insurance brokerage segment had an increase of $117 in other expense as compared to the comparable 2015 period.

We had an income tax benefit of $8,769 for the three months ended March 31, 2016 as compared to an income tax benefit of $1,720 in the comparable 2015 period.

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate for the 2016 period primarily due to non-deductible expenses and state and local income taxes.

Liquidity and Capital Resources

Approximately 25% and 30% of our total assets at March 31, 2016 and December 31, 2015, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At March 31, 2016, each of Securities America, Triad, Investacorp, KMS and Ladenburg was subject to a $250 minimum net capital requirement. SSN was subject to a $920 minimum net capital requirement.

At March 31, 2016, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $8,992, Triad $10,352, Investacorp $5,077, KMS $6,599, SSN $5,791 and Ladenburg $16,887. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At March 31, 2016, Premier Trust had stockholders’ equity of $1,506, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

We have entered into equity distribution agreements under which we sold, and may sell, shares of our Series A Preferred Stock in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2016, we sold 10,000 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $241, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $41. As of March 31, 2016, approximately 2,580,185 shares remained available for issuance pursuant to the “at the market” offering. We did not sell any share of Series A Preferred Stock during April 2016.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either March 31, 2016 or December 31, 2015. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. On March 9, 2016, we entered into an amendment to the revolving credit agreement to extend the maturity date for a period of five years to August 25, 2021. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of March 31, 2016.

Cash used in operating activities for the three months ended March 31, 2016 was $8,920, which primarily consisted of our net income of $2,384 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, receivables from clearing brokers, cash surrender value of life insurance and other assets, offset by increases in notes receivable from financial advisors, net and other receivables, net, as well as decreases in accrued compensation, commissions and fees payable, deferred compensation liability, and accounts payable and accrued liabilities. Cash used in operating activities for the three months ended March 31, 2015 was $10,677, which primarily consisted of our net loss of $3,572 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, other receivables, net and cash surrender value, offset by increases in receivables from clearing brokers, notes receivable from financial advisors, net, and other assets, as well as decreases in accrued compensation, deferred compensation liability and accounts payable and accrued liabilities.

Investing activities used $1,839 for the three months ended March 31, 2016, primarily due to the purchase of furniture, equipment and leasehold improvements. Investing activities used $19,489 for the three months ended March 31, 2015, primarily due to the acquisition of SSN. The decrease in investing activities for the three months ended March 31, 2016 as compared to the comparable 2015 period is primarily due to the acquisition of SSN.

Financing activities used $11,389 for the three months ended March 31, 2016, primarily due to payment of $7,345 of dividends on our Series A Preferred Stock, $3,755 used for common stock repurchases and $1,846 in payments of outstanding indebtedness that included a $1,226 repayment of outstanding notes related to the SSN acquisition, a $492 repayment of outstanding notes related to the KMS acquisition, partially offset by $1,357 from the issuance of common stock upon option exercises and under our employee stock purchase plan and $200 from the issuance of the Series A Preferred Stock under our “at the market” offering. Financing activities provided $49,852 for the three months ended March 31, 2015, primarily due to $69,476 from the issuance of the Series A Preferred Stock under our “at the market” offering, $814 from the issuance of common stock upon option exercises and under our employee stock purchase plan, partially offset by $12,517 in payments of outstanding indebtedness that included a $11,852 loan repayment of our 11% notes due 2016, a $483 repayment of outstanding notes related to the KMS acquisition, payment of $6,332 of dividends on our Series A Preferred Stock and $1,589 used for common stock repurchases.

At March 31, 2016, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $51,524 through January 2030, exclusive of escalation charges and new lease entered into on March 28, 2016. See Note 8 for lease amendment and new lease entered into subsequent to December 31, 2015. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $228 through February 2020. Our Ladenburg subsidiary leased office space at 590 Madison Avenue, New York, New York in 1995 and the lease expired in June 2015. We sublet the space through June 2015. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. As a result, Ladenburg wrote-off a receivable from the subtenant of $855 during the first quarter of 2015.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through March 31, 2016 have been paid in cash. This loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 Loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock, of which warrants to purchase 10,699,999 shares were outstanding at March 31, 2016. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

As of December 31, 2015, we had prepaid $142,724 of the November 2011 Loan with proceeds from the Series A Preferred Stock offerings. At March 31, 2016, $17,976 remained outstanding under the November 2011 Loan.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., and Vector Group, Ltd. (“Vector Group”), a principal shareholder. At March 31, 2016, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively.

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

In connection with entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We have expensed, and will continue to expense, interest under the 2009 NFS agreement until such interest is forgiven. The required conditions to forgiveness were met in November 2015 for the 2009 and 2011 forgivable loans. Accordingly, we recognized income in the fourth quarter of 2015 of $3,929 and $619 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2009 and 2011 forgivable loans were reduced to $0 and $6,429, respectively, as of March 31, 2016.

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

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At March 31, 2016, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding.

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

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At March 31, 2016, the outstanding balance of these notes, net of a $313 discount, amounted to $5,250.

On January 2, 2015, we acquired all of the capital stock of SSN and RCC. The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At March 31, 2016, the outstanding balance of these notes, net of $895 discount, amounted to $14,234. We paid an additional amount of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. As of March 31, 2016, 13,792,959 shares had been repurchased for $35,643 under the program, including 1,523,392 shares for $3,664 repurchased during the three months ended March 31, 2016. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

Contractual Obligations

The Contractual Obligations table as disclosed in our annual report on Form 10-K for the year ended December 31, 2015 is updated as follows:

In connection with an office lease amendment effective February 1, 2016, a subsidiary is obligated under a non-cancelable lease agreement for office space for a period of 14 years under which the annual rental payments are $1,791 for 2016 and 2017, $1,954 for 2018 and increasing by 2% per year thereafter.

In connection with a new office lease dated March 28, 2016, a subsidiary has an option to lease office space, which has not yet been constructed, for 12 years and, if exercised, would require the payment of an estimated average annual rent of $1,811, subject to certain adjustments. If the subsidiary does not exercise the option to lease the newly-built office space by May 31, 2017, it would be subject to certain financial penalties.

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

We maintain inventories of trading securities. At March 31, 2016, the fair market value of our inventories was $3,780 in long positions and $311 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2016 will have a material adverse effect on our consolidated financial position or results of operations.

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

These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2015, important factors that could cause actual results to differ materially from these contained in any forward-looking statement made by or on behalf of us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In April 2016, the U.S. Department of Labor ("DOL") adopted regulations that significantly expand the scope of who is considered a fiduciary under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries. Among other things, these regulations focus on conflicts of interest related to investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts and other types of ERISA clients as well as how financial advisors are able to discuss IRA rollovers.We continue to review and analyze the impact of the proposed regulations on our clients, prospective clients and our business. The regulations may affect how we receive fees, compensate our advisors, retain advisors, and design our investments and services for qualified accounts, any of which could negatively impact our results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the first quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2016	520,197	$2.32	476,418	4,754,015
February 1 to February 29, 2016	499,918	2.37	499,918	4,254,097
March 1 to March 31, 2016	547,056	2.51	547,056	3,707,041
Total	1,567,171	$2.41	1,523,392

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board amended this repurchase program to permit the purchase of up to an additional 10,000,000 shares. As of March 31, 2016, 13,792,959 shares had been repurchased for $35,643 under the program and 3,707,041 shares remain available for purchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

Item 6. EXHIBITS

Exhibit No.	Description
10.1
1st Amendment and Lease Extension Agreement, dated as of February 22, 2016, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 22, 2016 and filed with the SEC on February 26, 2016.)

10.2
Amendment No. 3 to Credit Agreement, dated March 9, 2016, by and between the Company and Frost Nevada Investments Trust (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.)

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	May 6, 2016	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
1st Amendment and Lease Extension Agreement, dated as of February 22, 2016, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 22, 2016 and filed with the SEC on February 26, 2016.)

10.2
Amendment No. 3 to Credit Agreement, dated March 9, 2016, by and between the Company and Frost Nevada Investments Trust (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.)

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