Form 10-Q
period 2016-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2016-08-05
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
Yes  ___ No  X
As of August 4, 2016 there were 183,369,743 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS

Cash and cash equivalents	$96,739	$118,677
Securities owned, at fair value	3,763	4,079
Receivables from clearing brokers	31,885	44,466
Receivables from other broker-dealers	2,280	2,150
Notes receivable from financial advisors, net	27,724	26,967
Other receivables, net	52,874	48,564
Fixed assets, net	21,663	21,753
Restricted assets	1,011	1,011
Intangible assets, net	127,605	137,931
Goodwill	125,533	125,572
Cash surrender value of life insurance	8,204	9,247
Other assets	32,790	33,688
Total assets	$532,071	$574,105

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$628	$238
Accrued compensation	17,931	29,115
Commissions and fees payable	55,523	59,995
Accounts payable and accrued liabilities	26,825	30,804
Deferred rent	1,481	1,551
Deferred income taxes	10,876	4,416
Deferred compensation liability	16,632	17,211
Accrued interest	1,011	823
Notes payable, net of $1,165 and $1,492 unamortized discount in 2016 and 2015, respectively and net of debt issuance costs of $65 and $253 in 2016 and 2015, respectively.	50,683	53,921
Total liabilities	181,590	198,074

Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares in 2016 and 25,000,000 shares in 2015: 8% Series A cumulative redeemable preferred stock; authorized 17,290,000 shares in 2016 and 2015; 15,055,448 and 14,683,021 shares issued and outstanding in 2016 and 2015, respectively (liquidation preference $376,386 in 2016 and $367,076 in 2015)	1	1
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2016 and 800,000,000 shares in 2015; shares issued and outstanding, 182,976,482 in 2016 and 182,338,038 in 2015	19	19
Additional paid-in capital	501,005	511,138
Accumulated deficit	(150,541)	(135,156)

Total shareholders’ equity of the Company	350,484	376,002

Noncontrolling interest	(3)	29

Total shareholders' equity	350,481	376,031

Total liabilities and shareholders' equity	$532,071	$574,105
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Commissions	$127,442	$143,326	$255,352	$282,745
Advisory fees	111,951	119,403	222,876	229,934
Investment banking	6,519	11,207	11,021	17,814
Principal transactions	380	583	513	1,007
Interest and dividends	2,670	800	4,399	1,347
Service fees and other income	20,813	21,429	41,410	42,724
Total revenues	269,775	296,748	535,571	575,571
Expenses:
Commissions and fees	198,798	221,413	398,539	432,375
Compensation and benefits	36,060	37,393	72,887	71,799
Non-cash compensation	1,341	2,424	2,696	5,684
Brokerage, communication and clearance fees	2,943	5,111	7,973	10,536
Rent and occupancy, net of sublease revenue	2,237	2,822	4,687	4,962
Professional services	3,637	3,735	7,063	6,844
Interest	1,172	1,275	2,379	2,715
Depreciation and amortization	7,241	6,692	14,116	13,282
Acquisition-related expenses	—	10	—	118
Loss on extinguishment of debt	—	—	—	252
Amortization of retention and forgivable loans	1,544	2,910	2,978	5,608
Other	16,329	15,796	30,108	29,552
Total expenses	271,302	299,581	543,426	583,727
Loss before item shown below	(1,527)	(2,833)	(7,855)	(8,156)
Change in fair value of contingent consideration	(49)	—	(106)	31
Loss before income taxes	(1,576)	(2,833)	(7,961)	(8,125)
Income tax expense (benefit)	16,225	(356)	7,456	(2,076)
Net loss	(17,801)	(2,477)	(15,417)	(6,049)
Net loss attributable to noncontrolling interest	(14)	(8)	(32)	(28)
Net loss attributable to the Company	$(17,787)	$(2,469)	$(15,385)	$(6,021)
Dividends declared on preferred stock	(7,389)	(7,152)	(14,734)	(13,484)
Net loss available to common shareholders	$(25,176)	$(9,621)	$(30,119)	$(19,505)

Net loss per common share available to common shareholders (basic)	$(0.14)	$(0.05)	$(0.17)	$(0.11)

Net loss per common share available to common shareholders (diluted)	$(0.14)	$(0.05)	$(0.17)	$(0.11)

Weighted average common shares used in computation of per share data:
Basic	180,674,937	184,743,052	181,019,191	184,870,096
Diluted	180,674,937	184,743,052	181,019,191	184,870,096

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2015	14,683,021	$1	182,338,038	$19	$511,138	$(135,156)	$29	$376,031
Issuance of common stock under employee stock purchase plan	—	—	120,015	—	278	—	—	278
Exercise of stock options (net of 604,748 shares tendered in payment of exercise price)	—	—	2,653,367	—	1,754	—	—	1,754
Exercise of warrants (net of 123,222 shares tendered in payment of exercise price)	—	—	178,278	—	—	—	—	—
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	18	—	—	18
Stock-based compensation to employees	—	—	—	—	2,678	—	—	2,678
Issuance of restricted stock	—	—	1,331,000	—	—	—	—	—
Repurchase and retirement of common stock, including 548,305 shares surrendered for tax withholdings of $1,188	—	—	(3,644,216)	—	(8,904)	—	—	(8,904)
Preferred stock issued, net of underwriting discount and expenses of $260	372,427	—	—	—	8,777	—	—	8,777
Preferred stock dividends declared and paid	—	—	—	—	(14,734)	—	—	(14,734)
Net loss	—	—	—	—	—	(15,385)	(32)	(15,417)
Balance - June 30, 2016	15,055,448	$1	182,976,482	$19	$501,005	$(150,541)	$(3)	$350,481

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(15,417)	$(6,049)
Adjustments to reconcile net loss to
net cash used in operating activities:
Change in fair value of contingent consideration	106	(31)
Adjustment to deferred rent	(70)	104
Amortization of intangible assets	10,326	10,240
Loss on extinguishment of debt	—	252
Amortization of debt discount	327	339
Amortization of debt issue cost	188	188
Amortization of retention loans	2,978	5,608
Depreciation and other amortization	3,789	3,042
Deferred income taxes	6,460	(2,122)
Benefit attributable to reduction of goodwill	39	38
Non-cash interest expense on forgivable loan	205	309
Non-cash compensation expense	2,696	5,684
Write-off of receivable from subtenant	—	855
Loss on write-off of furniture, fixtures and leasehold improvements, net	1	8

(Increase) decrease in operating assets, net of effects of acquisition:
Securities owned, at fair value	316	1,451
Receivables from clearing brokers	12,581	(12,192)
Receivables from other broker-dealers	(130)	(2,599)
Other receivables, net	(4,310)	1,664
Notes receivable from financial advisors, net	(3,735)	(2,480)
Cash surrender value of life insurance	1,043	659
Other assets	898	618

Increase (decrease) in operating liabilities, net of effects of acquisition:
Securities sold, but not yet purchased, at fair value	390	4,953
Accrued compensation	(11,184)	(5,049)
Accrued interest	(17)	(428)
Commissions and fees payable	(4,472)	2,579
Deferred compensation liability	(579)	(268)
Accounts payable and accrued liabilities	(4,085)	(8,900)
Net cash used in operating activities	(1,656)	(1,527)

Cash flows from investing activities:
Acquisition of SSN, net of cash received	—	(16,919)
Acquisition of certain assets of Dalton	—	(2,100)
Purchases of fixed assets	(3,700)	(4,789)
Increase in restricted assets	—	(180)
Net cash used in investing activities	(3,700)	(23,988)

Cash flows from financing activities:
Issuance of Series A preferred stock	8,777	79,150
Issuance of common stock	2,032	1,103
Series A preferred stock dividends paid	(14,734)	(13,484)
Repurchase and retirement of common stock	(8,904)	(5,437)
Bank loan and revolver repayments	(311)	(236)
Principal payments on notes payable	(3,442)	(14,160)
Third party investment in subsidiary	—	40
Net cash (used in) provided by financing activities	(16,582)	46,976
Net (decrease) increase in cash and cash equivalents	(21,938)	21,461
Cash and cash equivalents, beginning of period	118,677	103,087
Cash and cash equivalents, end of period	$96,739	$124,548

Supplemental cash flow information:
Interest paid	$1,675	$2,304
Taxes paid	476	1,434

Acquisition of SSN:
Assets acquired	$—	$61,759
Liabilities assumed	—	(14,472)
Net assets acquired	—	47,287
Promissory note	—	(18,697)
Due to selling shareholders	—	(3,590)
Cash paid in acquisition	—	25,000
Cash acquired in acquisition	—	(8,081)
Net cash paid in acquisition	$—	$16,919

Acquisition of certain assets of Dalton:
Assets acquired	$—	$2,689
Payable to seller	—	(589)
Net cash paid in acquisition	$—	$2,100

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

Securities America's, Triad's, Investacorp's, KMS', SSN's and Ladenburg's customer transactions are cleared through clearing brokers on a fully-disclosed basis and such entities are subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board. Each entity is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission. Highland is subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-12, Compensation-Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 became effective for the Company for annual periods and interim periods beginning after December 15, 2015 . The adoption of ASU 2014-12 in the quarter ended March 31, 2016 did not have any impact on the Company's consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU requires retrospective adoption and is effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-03 in the quarter ended March 31, 2016 did not have a material impact on the Company's consolidated statement of financial condition.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company has not yet elected early adoption and is currently assessing the impact that the adoption of these amendments and the transition alternatives will have on its consolidated financial statements.

2. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at June 30, 2016 and December 31, 2015, which are carried at fair value were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

June 30, 2016	Securities Owned	Securities Sold, But Not Yet Purchased
Certificates of deposit	$326	$—
Debt securities	1,412	(278)
U.S. Treasury notes	102	—
Common stock and warrants	491	(350)
Restricted common stock and warrants	831	—
Other investments	601	—
Total	$3,763	$(628)

December 31, 2015
Certificates of deposit	$359	$—
Debt securities	1,125	(30)
U.S. Treasury notes	101	(200)
Common stock and warrants	927	(8)
Restricted common stock and warrants	958	—
Other investments	609	—
Total	$4,079	$(238)

As of June 30, 2016 and December 31, 2015, approximately $3,084 and $3,383, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Securities are classified as follows:

As of June 30, 2016:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$326	$—	$—	$326
Debt securities	—	1,412	—	1,412
U.S. Treasury notes	—	102	—	102
Common stock and warrants	491	831	—	1,322
Other investments	—	601	—	601
Total	$817	$2,946	$—	$3,763

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(278)	$—	$(278)
Common stock and warrants	(350)	—	—	(350)
Total	$(350)	$(278)	$—	$(628)

As of December 31, 2015:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$359	$—	$—	$359
Debt securities	—	1,125	—	1,125
U.S. Treasury notes	—	101	—	101
Common stock and warrants	927	958	—	1,885
Other investments	—	609	—	609
Total	$1,286	$2,793	$—	$4,079

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(30)	$—	$(30)
U.S. Treasury notes	—	(200)	—	(200)
Common stock and warrants	(8)	—	—	(8)
Total	$(8)	$(230)	$—	$(238)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of June 30, 2016 and December 31, 2015, the fair values of the warrants were $523 and $545, respectively, and are included in common stock and warrants (Level 2) above.

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

3. Intangible Assets

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

At June 30, 2016 and December 31, 2015, intangible assets subject to amortization consisted of the following:

		June 30, 2016		December 31, 2015
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$14,121	$25,563	$12,488
Relationships with financial advisors	15.2	110,671	36,241	110,671	32,028
Covenants not-to-compete	3.9	6,035	3,988	6,035	3,347
Customer accounts	8.3	2,029	1,890	2,029	1,765
Trade names	7.7	16,910	8,904	16,910	7,790
Renewal revenue	7.9	41,381	9,854	41,381	7,263
Referral agreement	6.6	124	110	124	101
Total		$202,713	$75,108	$202,713	$64,782

Aggregate amortization expense for the six months ended June 30, 2016 and 2015, respectively, amounted to $10,326 and $10,240. The weighted-average amortization period for total amortizable intangibles at June 30, 2016 is 9.45 years. As of June 30, 2016, remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remainder of 2016	$10,320
2017	20,208
2018	19,424
2019	15,959
2020	14,491
2021 - 2039	47,203
$127,605

4. Goodwill

Changes to the carrying amount of goodwill during the six months ended June 30, 2016 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Insurance Brokerage	Total
Balance as of December 31, 2015	$301	$112,572	$12,699	$125,572
Benefit applied to reduce goodwill	—	(39)	—	(39)
Balance as of June 30, 2016	$301	$112,533	$12,699	$125,533

During the three and six months ended June 30, 2016, the carrying amount of goodwill was reduced by $19 and $39, respectively, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

5. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at June 30, 2016, each had a $250 minimum net capital requirement.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

At June 30, 2016, Securities America had regulatory net capital of $9,639, Triad had regulatory net capital of $10,018, Investacorp had regulatory net capital of $5,844, KMS had regulatory net capital of $6,132 and Ladenburg had regulatory net capital of $16,584.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at June 30, 2016, it had net capital of $5,961, which was $5,169 in excess of its required net capital of $792, and had a net capital ratio of 1.99 to 1.

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

Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At June 30, 2016, Premier Trust had stockholders’ equity of $1,487, including at least $250 in cash.

6. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2016, the estimated annual effective tax rate for 2016 (exclusive of discrete items) is approximately 30% of projected pre-tax loss. Such rate represents a deferred tax provision related to goodwill amortization for tax purposes and a provision for state and local income taxes and results from the change in the quarter ended June 30, 2016 in the Company’s assessment with respect to the realizability of its deferred tax assets.

For the three and six months ended June 30, 2016, the Company recorded an income tax provision of $16,225 on a pre-tax loss of $1,576 and an income tax provision of $7,456 on a pre-tax loss of $7,961, respectively. The income tax provisions for both periods include a discrete expense of $6,009 related to an increase in the Company’s valuation allowance related to deferred tax assets existing as of December 31, 2015 and a discrete deferred tax benefit of $921 related to an overaccrual of deferred taxes applicable to goodwill in prior years. In addition, the income tax provision for the three months ended June 30, 2016, includes approximately $10,667 for a cumulative adjustment related to the income tax benefit recorded in the quarter ended March 31, 2016 due to a change in the estimated annual effective rate resulting from an anticipated valuation allowance to be required at year end for deferred tax assets arising in the current year.

For the three and six months ended June 30, 2015, the Company recorded an income tax benefit of $356 on pre-tax loss of $2,833 and $(2,076) on a pre-tax loss of $8,125, respectively. The effective tax rate differs from the federal statutory income tax rate for the 2015 period due to nondeductible expenses and state and local income taxes.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of June 30, 2016, we project that as of December 31, 2016, the Company may be in a three year cumulative loss position which is considered to be a significant piece of negative evidence.

Based on these factors, as of June 30, 2016, the Company established a full valuation allowance against its deferred tax assets. In recording the valuation allowance, deferred tax liabilities associated with indefinite lived intangible assets, such as tax deductible goodwill, generally cannot be used as a source of income to realize deferred tax assets with a finite loss carryforward period, as such liabilities would only reverse on impairment or sale of the related asset which events are not anticipated. The Company does not amortize goodwill for financial reporting purposes but has amortized goodwill with tax basis for tax purposes. As of June 30, 2016, the deferred tax liability related to tax deductible goodwill approximates $9,414.

7.	Notes Payable

Notes payable consisted of the following:

	June 30, 2016	December 31, 2015
Notes payable to clearing firm under forgivable loans	$6,429	$6,429
Notes payable to finance Securities America acquisition, net of $69 and $172 of unamortized discount in 2016 and 2015, respectively	17,907	17,804
Note payable under subsidiary's term loan with bank	362	564
Note payable under subsidiary's revolver with bank	841	950
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS' former shareholders, net of $282 and $343 of unamortized discount in 2016 and 2015, respectively	4,787	5,711
Notes payable to SSN's former shareholders, net of $814 and $977 of unamortized discount in 2016 and 2015, respectively	13,084	15,378
Other	600	600
Less: Unamortized debt issuance costs	(65)	(253)
Total	$50,683	$53,921

The Company estimates that the fair value of notes payable was $48,219 at June 30, 2016 and $50,416 at December 31, 2015 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of June 30, 2016, the Company was in compliance with all covenants in its debt agreements.

The lenders under the notes payable to finance the Securities America acquisition (the “November 2011 Loan”) included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company's Chairman of the Board and principal shareholder, and Vector Group, Ltd. (“Vector Group”), a principal shareholder of the Company. At June 30, 2016, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively.

At June 30, 2016, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder. On March 9, 2016, the Company entered into an amendment to the revolving credit agreement to extend the maturity date thereunder for a period of five years to August 25, 2021.

KMS has a subordinated note payable to a current officer of KMS, in the amount of $600 payable in August 2016, plus monthly interest with an applicable rate of prime plus one percent. The note was repaid in full on August 1, 2016.

8. Commitments and Contingencies

Litigation and Regulatory Matters

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, and the underwriters of ARCP’s May 2014 $1,656,000 common stock offering (“May 2014 Offering”) and three prior note offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 2014 Offering and as one of eight underwriters of ARCP’s July 2013 offering of $300,000 in convertible notes. The complaint alleges, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In June 2016, the court denied the underwriters’ motions to dismiss the complaint. The Company believes the claims against Ladenburg are without merit and intends to vigorously defend against them.

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

During the period from March 2015 to February 2016, eight arbitration claims and one lawsuit (U.S. District Court for the Middle District of Alabama) were filed against Triad and others by a total of 45 individuals concerning purported misrepresentations and unsuitability of trading in their advisory accounts. All or most of the transactions at issue were effected through an investment advisory firm not affiliated with Triad or the Company. The lawsuit was transferred to arbitration. Seven arbitration claims were settled during the period from February to June 2016 and the amounts paid by Triad in connection with those settlements were not material. The remaining two arbitration claims concern three individuals and seek an aggregate amount of $466 in compensatory damages and other relief. The Company believes the remaining claims are without merit and intends to vigorously defend against them.

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

During the period from May to July 2016, four arbitration claims were filed against Ladenburg by former customers concerning purported unauthorized trading, excessive trading and mishandling of their accounts by a former Ladenburg registered representative, and asserting compensatory damages in excess of $4,300. The Company believes the claims against Ladenburg are without merit and intends to vigorously defend against them.

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

The Company had accrued liabilities in the amount of approximately $437 at June 30, 2016 for certain pending matters, which are included in accounts payable and accrued liabilities. During the three and six months ended June 30, 2016, the Company charged $662 and $1,339, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Operating Leases
New lease activity subsequent to December 31, 2015 follows:

In connection with an office lease amendment effective February 1, 2016, a subsidiary is obligated under a non-cancelable lease agreement for office space for a period of 14 years under which the annual rental payments are $1,791 for 2016 and 2017, $1,954 for 2018 and increasing by 2% per year thereafter, for an aggregate commitment of $51,199.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At June 30, 2016, amount due from these clearing brokers was $31,885, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of June 30, 2016, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the fair values of the related securities, and such entities will incur a loss if, at the time of purchase, the fair value of the securities has increased since the applicable date of sale.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was approved in November 2014 to permit the repurchase of an additional 10,000,000 shares. Since inception through June 30, 2016, 15,365,478 shares of common stock have been repurchased for $39,696 under the program and have been retired, including the repurchase of 1,572,519 shares for $4,053 and 3,095,911 shares for $7,716 during the three and six months ended June 30, 2016. As of June 30, 2016, 2,134,522 shares remain available for purchase under the program.

Stock Compensation Plans

Options granted during the six months ended June 30, 2016 were as follows:

Grant Date		Expiration Date	Shares	Exercise Price	Grant Date Fair Value (1)
January 14, 2016	(2)	January 14, 2026	900,000	$2.65	$960
January 14, 2016	(2)(3)	January 14, 2026	30,000	$2.65	$50
May 18, 2016	(4)	May 18, 2026	400,000	$2.40	$417
			1,330,000		$1,427

(1)	Fair value is calculated using the Black-Scholes option pricing model.

(2)	Options vest in four equal annual installments beginning on the first anniversary of the respective grant dates.

(3)	Compensation expense recognized each period is based on the award's estimated value at the most recent reporting date.

(4)	Options vest on the one year anniversary of the grant date.

Options to purchase 52,428 shares of common stock were forfeited during the six months ended June 30, 2016.

As of June 30, 2016, there was $11,334 of unrecognized compensation cost for stock-based compensation, of which $1,289 related to the 2016 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.37 years for all grants and approximately 2.67 years for the 2016 grants.

Options and warrants were exercised to purchase 2,255,076 and 3,559,615 shares of the Company’s common stock during the three and six months ended June 30, 2016, respectively, for which the intrinsic value on dates of exercise was $3,067 and $4,784, respectively.

Restricted stock granted during the six months ended June 30, 2016 was as follows:

Grant Date		Final Vesting Date	Shares	Fair Value (1)
January 14, 2016	(2)	January 14, 2020	1,050,000	$2,384
January 22, 2016	(2)	January 22, 2020	281,000	$604
May 26, 2016	(2)	May 26, 2020	10,000	$26
			1,341,000	$3,014

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

For the three and six months ended June 30, 2016, 10,000 shares of restricted stock were forfeited.

As of June 30, 2016, there was $5,465 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $2,529 related to the 2016 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 2.96 years for all grants and approximately 3.50 years for the 2016 grants.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Stock-based compensation, including options and restricted stock, attributed to employees was $1,326 and $2,678 for the three and six months ended June 30, 2016, respectively.

Stock based compensation for consultants and independent financial advisors was $15 and $18 for the three and six months ended June 30, 2016, respectively. In the three and six months ended June 30, 2016, 1,232,496 and 1,276,275 shares, respectively, were surrendered to cover payment of exercise price and taxes.

Capital Stock

On May 18, 2016, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of preferred stock authorized from 25,000,000 to 50,000,000 and to increase the number of shares of common stock authorized from 800,000,000 to 1,000,000,000.

During the three and six months ended June 30, 2016, the Company sold 362,427 and 372,427 shares of Series A Preferred Stock, pursuant to the Company's “at the market” offering programs, which provided total gross proceeds to the Company of $8,796 and $9,037, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $219 and $260, respectively. During July 2016, the Company sold an additional 422,683 shares of Series A Preferred Stock, which provided total gross proceeds of $10,282 before deducting selling expenses of $206.

For the three and six months ended June 30, 2016, the Company paid dividends of $7,389 and $14,734, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

11. Per Share Data

Basic net loss per common share is computed by dividing net loss attributable to the Company, decreased in the case of income and increased in the case of loss by dividends declared on preferred stock, by the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted-average shares	180,674,937	184,743,052	181,019,191	184,870,096
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—
Warrants to purchase common stock	—	—	—	—
Dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding and dilutive potential common shares	180,674,937	184,743,052	181,019,191	184,870,096

For the three and six months ended June 30, 2016, options and warrants to purchase 54,003,799 shares of common stock and 2,245,167 restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. For the three and six months ended June 30, 2015, options and warrants to purchase 57,520,238 shares of common stock and 1,220,490 restricted shares of common stock were not included in the diluted computation as the effect would have been anti-dilutive.

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance costs and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

Segment information for the three and six months ended June 30, 2016 and 2015 was as follows:

Three Months Ended June 30, 2016	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$243,640	$12,511	$13,418	$206		$269,775
Income (loss) before income taxes	3,431	(970)	(618)	(3,419)	(1)	(1,576)
EBITDA, as adjusted (4)	11,652	(460)	1,488	(2,193)		10,487
Identifiable assets (2)	407,989	34,721	55,976	33,385	(3)	532,071
Depreciation and amortization	5,239	186	1,799	17		7,241
Interest	808	—	170	194		1,172
Capital expenditures	1,648	120	93	—		1,861
Non-cash compensation	252	135	61	893		1,341

Three Months Ended June 30, 2015
Revenues	$265,469	$17,980	$13,197	$102		$296,748
Income (loss) before income taxes	705	2,390	(1,759)	(4,169)	(1)	(2,833)
EBITDA, as adjusted (4)	10,966	3,275	164	(2,577)		11,828
Identifiable assets (2)	406,385	48,432	61,958	61,725	(3)	578,500
Depreciation and amortization	4,814	175	1,694	9		6,692
Interest	832	4	171	268		1,275
Capital expenditures	2,084	27	201	87		2,399
Non-cash compensation	1,197	151	60	1,016		2,424

Six Months Ended June 30, 2016	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$487,384	$23,033	$24,742	$412		$535,571
Income (loss) before income taxes	6,684	(4,112)	(3,352)	(7,181)	(1)	(7,961)
EBITDA, as adjusted (4)	22,660	(3,258)	832	(4,710)		15,524
Identifiable assets (2)	407,989	34,721	55,976	33,385	(3)	532,071
Depreciation and amortization	10,165	361	3,556	34		14,116
Interest	1,651	—	340	388		2,379
Capital expenditures	3,394	120	186	—		3,700
Non-cash compensation	503	271	122	1,800		2,696

Six Months Ended June 30, 2015
Revenues	$520,338	$31,558	$23,470	$205		$575,571
Income (loss) before income taxes	1,421	2,564	(4,043)	(8,067)	(1)	(8,125)
EBITDA, as adjusted (4)	22,752	4,667	(214)	(4,887)		22,318
Identifiable assets (2)	406,385	48,432	61,958	61,725	(3)	578,500
Depreciation and amortization	9,543	350	3,372	17		13,282
Interest	1,879	7	339	490		2,715
Capital expenditures	4,202	36	464	87		4,789
Non-cash compensation	3,105	335	119	2,125		5,684

(1)	Includes interest expense, compensation, professional fees, and other general and administrative expenses.

(2)	Identifiable assets are presented as of the end of the period.

(3)	Includes cash and cash equivalents of $29,500 and $58,836 as of June 30, 2016 and 2015, respectively.

(4)	The following table reconciles EBITDA, as adjusted, to loss before income taxes for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA, as adjusted	2016	2015	2016	2015
Independent Brokerage and Advisory Services	$11,652	$10,966	$22,660	$22,752
Ladenburg	(460)	3,275	(3,258)	4,667
Insurance Brokerage	1,488	164	832	(214)
Corporate	(2,193)	(2,577)	(4,710)	(4,887)
Total Segments	10,487	11,828	15,524	22,318

Adjustments:
Interest income	161	49	295	109
Change in fair value of contingent consideration	(49)	—	(106)	31
Loss on extinguishment of debt	—	—	—	(252)
Interest expense	(1,172)	(1,275)	(2,379)	(2,715)
Depreciation and amortization	(7,241)	(6,692)	(14,116)	(13,282)
Non-cash compensation expense	(1,341)	(2,424)	(2,696)	(5,684)
Financial advisor recruiting expense	(363)	(386)	(684)	(906)
Amortization of retention and forgivable loans	(1,544)	(2,910)	(2,978)	(5,608)
Acquisition-related expenses	—	(10)	—	(118)
Other (1)	(500)	(1,005)	(789)	(1,990)
Net loss attributable to noncontrolling interest	(14)	(8)	(32)	(28)
Loss before income taxes	$(1,576)	$(2,833)	$(7,961)	$(8,125)

(1)
Includes loss on severance costs of $233 for the three and six months ended June 30, 2016 and excise and franchise tax expense of $99 and $234 for the three and six months ended June 30, 2016, respectively. Includes loss on write-off of receivable from subtenant of $855 for the six months ended June 30, 2015, rent expense due to default of subtenant of $468 for the three and six months ended June 30, 2015 and excise and franchise tax expense of $401 for the three and six months ended June 30, 2015, respectively.

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

Each of Securities America, Triad, SSN, Investacorp, KMS and Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Securities America is also subject to regulation by the Commodities Futures Trading Commission. Highland is subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Recent Developments

Preferred Stock Offerings

During the six months ended June 30, 2016, we sold 372,427 shares of our Series A Preferred Stock pursuant to an "at the market” offering, which provided net proceeds of $8,777. During July 2016, we sold an additional 422,683 shares of Series A Preferred Stock, pursuant to the "at the market” offering, which provided net proceeds of $10,076.

Common Stock Repurchases

During the six months ended June 30, 2016, we repurchased and retired an aggregate of 3,644,216 shares of our common stock for $8,904, representing an average price per share of $2.44.

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

During the three years ended June 30, 2016, in connection with acquisitions, we issued 3,981,684 shares of common stock and incurred $60,600 of indebtedness related to acquisitions, $25,705 of which was outstanding as of June 30, 2016.

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

The following table includes a reconciliation of EBITDA, as adjusted, to net loss attributable to the Company as reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$269,775	$296,748	$535,571	$575,571
Total expenses	271,302	299,581	543,426	583,727
Loss before income taxes	(1,576)	(2,833)	(7,961)	(8,125)
Net loss attributable to the Company	(17,787)	(2,469)	(15,385)	(6,021)

Reconciliation of EBITDA, as adjusted, to net loss attributable to the Company:

EBITDA, as adjusted	$10,487	$11,828	$15,524	$22,318
Add:
Interest income	161	49	295	109
Change in fair value of contingent consideration	(49)	—	(106)	31
Less:
Loss on extinguishment of debt	—	—	—	(252)
Interest expense	(1,172)	(1,275)	(2,379)	(2,715)
Income tax (expense) benefit	(16,225)	356	(7,456)	2,076
Depreciation and amortization	(7,241)	(6,692)	(14,116)	(13,282)
Non-cash compensation expense	(1,341)	(2,424)	(2,696)	(5,684)
Financial advisor recruiting expense	(363)	(386)	(684)	(906)
Amortization of retention and forgivable loans	(1,544)	(2,910)	(2,978)	(5,608)
Acquisition-related expense	—	(10)	—	(118)
Other(1)	(500)	(1,005)	(789)	(1,990)
Net loss attributable to the Company	$(17,787)	$(2,469)	$(15,385)	$(6,021)

(1)
Includes loss on severance costs of $233 for the three and six months ended June 30, 2016 and excise and franchise tax expense of $99 and $234 for the three and six months ended June 30, 2016, respectively. Includes loss on write-off of receivable from subtenant of $855 for the six months ended June 30, 2015, rent expense due to default by subtenant of $468 for the three and six months ended June 30, 2015, and excise and franchise tax expense of $401 for the three and six months ended June 30, 2015, respectively.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance costs and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

Second quarter 2016 EBITDA, as adjusted, was $10,487, a decrease of $1,341 (11%), from EBITDA, as adjusted, of $11,828 for the second quarter of 2015. The decrease was primarily in our Ladenburg segment, resulting from a difficult market environment for equity capital offerings for small and mid-cap public companies. Revenues from our investment banking businesses decreased by $4,688 (42%) as compared to the prior-year period. Our independent brokerage and advisory services segment also experienced reduced profitability as commissions revenue was impacted by an industry-wide slowdown in sales of alternative investment, variable annuity and mutual fund products.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Independent Brokerage and Advisory Services	$243,640	$265,469	$487,384	$520,338
Ladenburg	12,511	17,980	23,033	31,558
Insurance Brokerage	13,418	13,197	24,742	23,470
Corporate	206	102	412	205
Total revenues	$269,775	$296,748	$535,571	$575,571

Income (loss) before income taxes:
Independent Brokerage and Advisory Services	$3,431	$705	$6,684	$1,421
Ladenburg	(970)	2,390	(4,112)	2,564
Insurance Brokerage	(618)	(1,759)	(3,352)	(4,043)
Corporate(1)	(3,419)	(4,169)	(7,181)	(8,067)
Total loss before income taxes	$(1,576)	$(2,833)	$(7,961)	$(8,125)

EBITDA, as adjusted:
Independent Brokerage and Advisory Services	$11,652	$10,966	$22,660	$22,752
Ladenburg	(460)	3,275	(3,258)	4,667
Insurance Brokerage	1,488	164	832	(214)
Corporate	(2,193)	(2,577)	(4,710)	(4,887)
Total EBITDA, as adjusted(2):	$10,487	$11,828	$15,524	$22,318

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses.

(2)	See Note 13 to our condensed consolidated financial statements for a reconciliation of EBITDA, as adjusted, to (loss) before income taxes.

Three months ended June 30, 2016 versus three months ended June 30, 2015

For the quarter ended June 30, 2016, we had net loss attributable to the Company of $17,787 as compared to net loss attributable to the Company of $2,469 for the quarter ended June 30, 2015, primarily due to a $16,581 increase in income tax expense, and increases in depreciation and amortization of $549 and other expense of $533, partially offset by decreases in amortization of retention and forgivable loans of $1,366 and non-cash compensation expense of $1,083. The revenue decrease in our independent brokerage and advisory segment was primarily driven by decreased commissions and marketing revenues from sales of alternative investment,variable annuity and mutual fund products, as well as lower advisory fee revenue. In addition, net loss attributable to the Company was impacted by increased expenses related to business expansion and technology investment. Our Ladenburg segment continued to experience losses from operations on lower revenues due to a decline in equity capital raising for small and mid-cap public companies. Total revenues and total expenses for the quarter ended June 30, 2016 decreased by 9% and 9%, respectively, from the comparable 2015 period.

Our total revenues for the three months ended June 30, 2016 decreased by $26,973 (9%) from the 2015 period, primarily attributable to declines in commissions, advisory fees and investment banking revenues. Second quarter 2016 revenues included decreases in commissions of $15,884, advisory fees of $7,452, investment banking revenue of $4,688, service fees and other income of $616 and principal transactions of $203, partially offset by increases in interest and dividends of $1,870. Our independent brokerage and advisory services segment revenues decreased by $21,829 (8%) from the 2015 period, mainly as a result of decreased commissions and advisory fees. Our Ladenburg segment revenues in the second quarter of 2016 decreased by $5,469 (30%) from the comparable 2015 quarter driven by continued decline in equity capital raising for small and mid-cap public companies. Our insurance brokerage segment revenues increased by $221 (2%) primarily due to increased commissions from institutional accounts as compared to the prior-year period.

Our total expenses for the three months ended June 30, 2016 decreased by $28,279 (9%) as compared to the 2015 period, mostly driven by decreases of $24,567 (9%) and $2,109 (14%) in our independent brokerage and advisory services and Ladenburg segments, respectively. Second quarter 2016 expenses included decreases in commissions and fees expense of $22,615, brokerage, communication and clearance fee expense of $2,168, amortization of retention and forgivable loans of $1,366, compensation and benefits expense of $1,333, non-cash compensation expense of $1,083, rent and occupancy expense, net of sublease revenue of $585, interest expense of $103 and acquisition-related expenses of $10, which were partially offset by increases in depreciation and amortization expense of $549 and other expenses of $533. In response to market conditions, the Company continued to reduce compensation and other operating expenses at our Ladenburg and insurance brokerage segments. We believe our ongoing expense management efforts will better position these businesses for improved future profitability.

The $15,884 (11%) decrease in commissions revenue for the three months ended June 30, 2016 as compared to the 2015 period was primarily attributable to an industry-wide decline in sales of alternative investment, variable annuity and mutual fund products resulting from volatile markets, investor uncertainty in the low interest rate environment and the impact of the pending U.S. Department of Labor's fiduciary rule. Fixed annuity sales increased during the three months ended June 30, 2016 as compared to the prior-year period. Commissions revenue in our independent brokerage and advisory services segment decreased by $15,367 (12%) for the 2016 second quarter as compared to the 2015 second quarter. Sales of alternative investments in the 2015 period were positively impacted by high levels of sales and other monetization events for a number of non-traded REITs. Our Ladenburg segment commissions revenue also decreased by $748 (17%) for the second quarter of 2016 as compared to the prior-year period. Commissions revenue in our insurance brokerage segment increased by $231 (2%) from the comparable 2015 quarter.

Advisory fee revenue for the three months ended June 30, 2016 decreased by $7,452 (6%) as compared to the 2015 period due to volatile market conditions and lower average advisory assets. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions.

Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at June 30, 2016 increased by 2% as compared to June 30, 2015. Total advisory assets under management at June 30, 2016 were approximately $52,600,000 as compared to $51,600,000 at June 30, 2015.

The $4,688 (42%) decrease in investment banking revenue for the three months ended June 30, 2016 as compared to the 2015 period was primarily driven by a $4,361 decrease in capital raising revenue and a $327 decrease in strategic advisory services revenue as compared to the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $6,101 for the 2016 second quarter as compared to $10,462 for the 2015 second quarter, resulting from a significant decline in equity capital raising for small and mid-cap public companies driven by volatile market and uncertain economic conditions. Strategic advisory services revenue was $418 in the second quarter of 2016 as compared to $745 in the comparable 2015 quarter.

The $203 (35%) decrease in principal transactions revenue for the three months ended June 30, 2016 as compared to the 2015 period was attributable to our Ladenburg segment, which had a decrease of $212 due to a decline in the market value of the firm's investments.

The $1,870 (234%) increase in interest and dividends revenue for the three months ended June 30, 2016 as compared to the 2015 period was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep program was $2,122 in the second quarter of 2016, as compared to $315 in the 2015 period, resulting from the implementation of our new cash sweep programs during April and September 2015 that applied to the cash balances at five of our broker-dealer subsidiaries. Future levels of interest and dividend revenue are dependent upon prevailing interest rates and cash asset levels. At June 30, 2016, client assets included cash balances of approximately $4,414,000, including approximately $3,356,000 participating in our new cash sweep programs.

The $616 (3%) decrease in service fees and other income for the three months ended June 30, 2016 as compared to the 2015 period was driven by our independent brokerage and advisory services segment, which had a $613 decrease primarily due to a decline in marketing revenues from alternative investments. During 2016, we have undertaken initiatives that we anticipate will increase service fees and other income, including the initial implementation of an enterprise-wide strategic product partner program.

The $22,615 (10%) decrease in commissions and fees expense for the three months ended June 30, 2016 as compared to the 2015 period was directly correlated to the decrease in commissions and advisory revenue in our independent brokerage and advisory services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease as our representatives earned reduced compensation based on the lower revenues produced.

The $1,333 (4%) decrease in compensation and benefits expense for the three months ended June 30, 2016 as compared to the 2015 period was primarily due to a $2,203 reduction in our Ladenburg segment and a $321 reduction in our insurance brokerage segment. Our independent brokerage and advisory services segment experienced an increase in compensation and benefits expense of $1,439, as headcount increased 10% from the prior-year period.

The $1,083 (45%) decrease in non-cash compensation expense for the three months ended June 30, 2016 as compared to the 2015 period was primarily attributable to a decrease of $930 in expense related to stock option grants to Securities America financial advisors in connection with the 2011 acquisition that fully vested in the fourth quarter of 2015. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. The Company uses a Black-Scholes model to estimate fair value, which takes into account volatility, price and interest inputs. In addition, we estimate a forfeiture rate based on historical experience. The decrease in the price of our common stock and the decrease in the expected forfeitures for these grants has contributed to the decrease in our non-cash compensation expense related to grants made to advisors.

The $2,168 (42%) decrease in brokerage, communication and clearance fees expense for the three months ended June 30, 2016 as compared to the 2015 period was driven by a decrease of $2,257 in our independent brokerage and advisory services segment due primarily to a renegotiated clearing agreement at one of our subsidiaries, which resulted in a clearing credit during the quarter ended June 30, 2016. This was partially offset by an increase of $106 in our Ladenburg segment due to higher transaction-based revenues as compared to the prior-year period. We expect brokerage, communication and clearance fees expense in future periods to benefit from future clearing credits to be received under the renegotiated clearing agreement at one of our subsidiaries.

The $585 (21%) decrease in rent and occupancy expense, net of sublease revenue, for the three months ended June 30, 2016 as compared to the 2015 period was attributable primarily to decreases of $401 in our Ladenburg segment and $219 in our independent brokerage and advisory services segment, partially offset by an increase of $58 in our Corporate segment.

The $98 (3%) decrease in professional services expense for the three months ended June 30, 2016 as compared to the 2015 period primarily was due to decreases in our independent brokerage and advisory services and insurance brokerage segments of $231 and $131, respectively. These reductions were partly offset by increases of $148 in our Ladenburg segment and $115 in our corporate segment.

The $103 (8%) decrease in interest expense for the three months ended June 30, 2016 as compared to the 2015 period primarily resulted from a decreased average debt balance. Our average outstanding debt balance was approximately $51,827 for the second quarter of 2016 as compared to $62,094 for the second quarter of 2015. The average interest rate was 7.8% for the three months ended June 30, 2016 as compared to 7.1% for the comparable 2015 period. Our outstanding debt balance as of June 30, 2016 included $6,738, $5,069 and $13,898 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $549 (8%) increase in depreciation and amortization expense for the three months ended June 30, 2016 as compared to the 2015 period was driven by increases in our independent brokerage and advisory services and insurance brokerage segments of $426 and $106, respectively.

The $1,366 (47%) decrease in amortization of retention and forgivable loans for the three months ended June 30, 2016 as compared to the 2015 period was due primarily to a reduction in our independent brokerage and advisory services segment as a majority of the retention loans granted to financial advisors from the acquisition of Securities America matured in 2015.

The $533 (3%) increase in other expense for the three months ended June 30, 2016 as compared to the 2015 period was primarily attributable to increases at our independent brokerage and advisory services segment in bad debt, error and settlement expense of $574, conference and convention related expenses of $566, other office expense of $388 and deferred compensation plan expense of $108, partially offset by decreases in insurance expense of $287, advertising expense of $185 and dues, license and registration expense of $80. Our Ladenburg segment had an increase of $189 in other expense due to an increase in bad debt, error and settlement expense of $403, partly offset by decreases in travel and entertainment expense of $137 and other office expense of $88. Our insurance brokerage segment had an decrease of $359 in other expense as compared to the comparable 2015 period.

We had an income tax expense of $16,225 for the three months ended June 30, 2016 as compared to an income tax benefit of $356 in the comparable 2015 period. The income tax provision includes a discrete expense of $6,009 related to an increase in our valuation allowance and a discrete deferred tax benefit of $921 related to an overaccrual of deferred taxes applicable to goodwill in prior years. In addition, the income tax provision for the three months ended June 30, 2016 includes approximately $10,667 for a cumulative adjustment related to the income tax benefit recorded in the quarter ended March 31, 2016 due to a change in the estimated annual effective rate resulting from an anticipated valuation allowance to be required at year end for deferred tax assets arising in the current year (see Note 6 to our condensed consolidated financial statements).

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate for the 2016 period primarily related to the change in our assessment with respect to the realizability of our deferred tax assets.

Six months ended June 30, 2016 versus six months ended June 30, 2015

For the six months ended June 30, 2016, we had net loss attributable to the Company of $15,385 as compared to net loss attributable to the Company of $6,021 for the six months ended June 30, 2015, primarily due to a $9,532 decrease in income tax benefit and the impact of a $40,000 decrease in our total revenues. The revenue decrease in our independent brokerage and advisory segment was primarily driven by decreased commissions and marketing revenues from sales of alternative investment, variable annuity and mutual fund products, as well as lower advisory fee revenue. In addition, net loss attributable to the Company was impacted by increased expenses related to business expansion and technology investment. Our Ladenburg segment continued to experience losses from operations on lower revenues due to a decline in equity capital raising for small and mid-cap public companies.

Our total revenues for the six months ended June 30, 2016 decreased by $40,000 (7%) as compared to the 2015 period, resulting primarily from declines in commissions, advisory fees and investment banking revenues due to a difficult market environment. 2016 revenues included decreases in commissions of $27,393, advisory fees of $7,058, investment banking revenue of $6,793, service fees and other income of $1,314 and principal transactions of $494, partially offset by an increase in interest and dividends of $3,052. Our independent brokerage and advisory services segment revenues decreased by $32,954 (6%) from the 2015 period, primarily attributable to decreased commissions and advisory fee revenue. Our Ladenburg segment revenues for the six months ended June 30, 2016 decreased by $8,525 (27%) from the 2015 period, mainly a result of lower investment banking revenue due to a continued decline in equity capital raising, along with a decline in our strategic advisory services revenue from that of 2015. Our insurance brokerage segment revenues increased by $1,272 (5%) driven by increased commissions from institutional accounts as compared to the prior-year period.

Total expenses for the six months ended June 30, 2016 decreased by $40,301 (7%) from the prior-year period, mostly driven by a decrease of $38,229 (7%) in our independent brokerage and advisory services segment. 2016 expenses included decreases in commissions and fees expense of $33,836, non-cash compensation of $2,988, amortization of retention and forgivable loans of $2,630, brokerage, communication and clearance fees of $2,563 and interest expense of $336, partially offset by increases in compensation and benefits expense of $1,088, depreciation and amortization of $834 and other expense of $556.

The $27,393 (10%) decrease in commissions revenue for the six months ended June 30, 2016 as compared to the 2015 period was primarily attributable to an industry-wide slowdown in alternative investments. Our independent brokerage and advisory services segment commissions revenue decreased by $27,195 (11%) resulting from decreased sales of alternative investment, variable annuity and mutual fund products during the 2016 period. Our Ladenburg segment commissions revenue decreased by $1,547 (18%) in the six months ended June 30, 2016 as compared to the same period of 2015. Our insurance brokerage segment commissions revenue increased by $1,348 (6%) in 2016 from the prior-year period.

The $7,058 (3%) decrease in advisory fee revenue for the six months ended June 30, 2016 as compared to the 2015 period was primarily attributable to a $6,802 (3%) decrease in advisory fee revenue in our independent brokerage and advisory services segment due to difficult market conditions and lower average advisory assets. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. As of June 30, 2016, our advisory assets have increased by 2% as compared to June 30, 2015. Total advisory assets under management at June 30, 2016 were approximately $52,600,000 as compared to $51,600,0000 at June 30, 2015.

The $6,793 (38%) decrease in investment banking revenue for the six months ended June 30, 2016 as compared to the 2015 period was due to a $6,330 decrease in capital raising revenue and a $463 decrease in strategic advisory services revenue during 2016. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $9,992 for the six months ended June 30, 2016 as compared to $16,322 for the prior-year period, resulting from a significant decline in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $1,029 in the six months ended June 30, 2016 as compared to $1,492 in the comparable 2015 period.

The $494 (49%) decrease in principal transactions revenue for the six months ended June 30, 2016 as compared to the 2015 period was primarily attributable to our Ladenburg segment, which had a decrease of $535 (51%) due to a decline in the market value of the firm's investments. Our independent brokerage and advisory services segment had an increase of $39 in principal transactions resulting from gains incurred upon liquidation of other investments.

The $3,052 (227%) increase in interest and dividends revenue for the six months ended June 30, 2016 as compared to the 2015 period was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep program was $3,346 in the six months ended June 30, 2016, as compared to $357 in the comparable 2015 period, resulting from the implementation of new cash sweep programs during April and September 2015 that applied to the cash balances at five of our broker-dealer subsidiaries. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At June 30, 2016, client assets included cash balances of approximately $4,414,000, including approximately $3,356,000 participating in our new cash sweep programs.

The $1,314 (3%) decrease in service fees and other income for the six months ended June 30, 2016 as compared to the 2015 period was primarily attributable to our independent brokerage and advisory services segment, which had a decrease of $1,352 driven by a decline in marketing revenues from alternative investments. We also received $528 in the first quarter of 2015 for settlement of claims at Securities America. During 2016, we have undertaken initiatives that we anticipate will increase service fees and other income, including the initial implementation of an enterprise-wide strategic product partner program.

The $33,836 (8%) decrease in commissions and fees expense for the six months ended June 30, 2016 as compared to the 2015 period was directly correlated to the decrease in commissions and advisory revenue in our independent brokerage and advisory services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease because our representative earned reduced compensation based on the lower revenues produced.

The $1,088 (2%) increase in compensation and benefits expense for the six months ended June 30, 2016 as compared to the 2015 period was primarily attributable to an increase of $2,564 in our independent brokerage and advisory services segment, as headcount grew 10% from the prior-year period. Compensation and benefits expense increased by $585 in the insurance brokerage segment, whereas such expense decreased by $2,027 in the Ladenburg segment.

The $2,988 (53%) decrease in non-cash compensation expense for the six months ended June 30, 2016 as compared to the 2015 period was primarily attributable to a decrease of $2,574 in expense related to stock option grants made to Securities America financial advisors in connection with the 2011 acquisition that fully vested in the fourth quarter of 2015.

The $2,563 (24%) decrease in brokerage, communication and clearance fees expense for the six months ended June 30, 2016 as compared to the 2015 period was driven by a decrease of $2,894 in our independent brokerage and advisory services segment due primarily to a renegotiated clearing agreement at one of our subsidiaries, which resulted in a clearing credit during the quarter ended June 30, 2016. This was partially offset by an increase of $352 in our Ladenburg segment due to higher transaction-based revenues as compared to the prior-year period. We expect brokerage, communication and clearance fees expense in future periods to benefit from future clearing credits to be received under the renegotiated clearing agreement at one of our subsidiaries.

The $275 (6%) decrease in rent and occupancy, net of sublease revenue, for the six months ended June 30, 2016 as compared to the 2015 period was attributable to decreases of $307 in our Ladenburg segment, $55 in our independent brokerage and advisory services segment and $36 in our insurance brokerage segment, partially offset by an increase of $123 in our corporate segment.

The $219 (3%) increase in professional services expense for the six months ended June 30, 2016 as compared to the 2015 period was primarily due to increases in our Ladenburg segment of $373 and our independent brokerage and advisory services segment of $23, partly offset by a decrease in our insurance brokerage segment of $169.

The $336 (12%) decrease in interest expense for the six months ended June 30, 2016 as compared to the 2015 period primarily resulted from a decreased average debt balance. Our average outstanding debt balance was approximately $51,827 for the six months ended June 30, 2016 as compared to $62,094 for the prior-year period. The average interest rate was 7.8% for the six months ended June 30, 2016 as compared to 7.2% for the comparable 2015 period.

The $834 (6%) increase in depreciation and amortization expense for the six months ended June 30, 2016 as compared to the 2015 period was attributable to increases of $622 in our independent brokerage and advisory services segment and $184 in our insurance brokerage segment.

The $118 (100%) decrease in acquisition-related expense for the six months ended June 30, 2016 as compared to the 2015 period was due to the higher expenses in the prior-year period resulting from the acquisition of SSN on January 2, 2015.

The $2,630 (47%) decrease in amortization of retention and forgivable loans for the six months ended June 30, 2016 as compared to the 2015 period was due primarily to a reduction in our independent brokerage and advisory services segment as a majority of the retention loans granted to financial advisors from the acquisition of Securities America matured in 2015.

The $556 (2%) increase in other expense for the six months ended June 30, 2016 as compared to the 2015 period was primarily attributable to an increase of $1,400 in our independent brokerage and advisory services segment, driven by increases in bad debt, error and settlement expense of $905, other office expense of $662 and travel and entertainment expense of $568, partly offset by decreases in deferred compensation plan expense of $476 and financial advisor recruiting expense of $222. Our Ladenburg segment had a decrease of $375 in other expense due to a write-off of $855 that was recorded in the prior-year period related to the bankruptcy of a subtenant under a lease. Other expense in our insurance brokerage and corporate segments also decreased by $241 and $227, respectively, for the six months ended June 30, 2016 as compared to the comparable 2015 period.

We had an income tax expense of $7,456 for the six months ended June 30, 2016 as compared to an income tax benefit of $2,076 in the comparable 2015 period. For the six months ended June 30, 2016 our income tax provision includes a discrete expense of $6,009 related to an increase in our valuation allowance and a discrete deferred tax benefit of $921 related to an overaccrual of deferred taxes applicable to goodwill in prior years (see Note 6 to our condensed consolidated financial statements).

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate for the 2016 period primarily related to the change in our assessment with respect to the realizability of our deferred tax assets.

Liquidity and Capital Resources

Approximately 25% and 30% of our total assets at June 30, 2016 and December 31, 2015, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At June 30, 2016, each of Securities America, Triad, Investacorp, KMS and Ladenburg was subject to a $250 minimum net capital requirement. SSN was subject to a $792 minimum net capital requirement.

At June 30, 2016, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $9,639, Triad $10,018, Investacorp $5,844, KMS $6,132, SSN $5,961 and Ladenburg $16,584. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At June 30, 2016, Premier Trust had stockholders’ equity of $1,487, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

We have entered into equity distribution agreements under which we sold, and may sell, shares of our Series A Preferred Stock in “at the market” offerings under Rule 415 under the Securities Act of 1933. During the three and six months ended June 30, 2016, we sold 362,427 and 372,427 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $8,796 and $9,037, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $219 and $260, respectively. As of June 30, 2016, approximately 2,217,758 shares remained available for issuance pursuant to the “at the market” offering. During July 2016, we sold an additional 422,683 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $10,282, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $206.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either June 30, 2016 or December 31, 2015. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of June 30, 2016.

Cash used in operating activities for the six months ended June 30, 2016 was $1,656, which primarily consisted of our net loss of $15,417 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, receivables from clearing brokers, cash surrender value of life insurance and other assets, offset by increases in notes receivable from financial advisors, net and other receivables, net, as well as decreases in accrued compensation, commissions and fees payable, deferred compensation liability, and accounts payable and accrued liabilities. Cash used in operating activities for the six months ended June 30, 2015 was $1,527, which primarily consisted of our net loss of $6,049 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, other receivables, net and cash surrender value, offset by increases in receivables from clearing brokers, other broker-dealers and notes receivable, as well as decreases in accrued compensation, deferred compensation liability and accounts payable and accrued liabilities.

Investing activities used $3,700 for the six months ended June 30, 2016, primarily due to the purchase of furniture, equipment and leasehold improvements. Investing activities used $23,988 for the six months ended June 30, 2015, resulting from the acquisitions of SSN and certain assets of Dalton Strategic Investment Services, Inc.

Financing activities used $16,582 for the six months ended June 30, 2016, primarily due to payment of $14,734 of dividends on our Series A Preferred Stock, $8,904 used for common stock repurchases and retirements and $3,753 in payments of outstanding indebtedness that included a $2,457 repayment of outstanding notes related to the SSN acquisition and a $985 repayment of outstanding notes related to the KMS acquisition. This was partially offset by $2,032 from the issuance of common stock upon option exercises and under our employee stock purchase plan and $8,777 from the issuance of the Series A Preferred Stock under our “at the market” offering. Financing activities provided $46,976 for the six months ended June 30, 2015, primarily due to $79,150 from the issuance of the Series A Preferred Stock under our “at the market” offering, $1,103 from the issuance of common stock upon option exercises and under our employee stock purchase plan and borrowing under a term loan of $500, partially offset by $14,396 in payments of outstanding indebtedness, including a $11,852 loan repayment of our 11% notes due 2016, a $1,210 repayment of outstanding notes related to the SSN acquisition and a $968 repayment of outstanding notes related to the KMS acquisition, payment of $13,484 of dividends on our Series A Preferred Stock and $5,437 of common stock repurchases.

At June 30, 2016, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $51,199 through January 2030, exclusive of escalation charges and a new lease entered into on March 28, 2016. See "Contractual Obligations" below for information relating to the lease amendment and new lease entered into after December 31, 2015. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $215 through February 2020. Our Ladenburg subsidiary leased office space at 590 Madison Avenue, New York, New York in 1995 and the lease expired in June 2015. We sublet the space through June 2015. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. Accordingly, we recorded a charge of $468 in the second quarter of 2015 and recorded a charge of $1,323 for the six months ended June 30, 2015.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan is payable quarterly at 11% per year. Interest is payable in cash; however, we may pay interest-in-kind with the consent of certain lenders. This payment-in-kind feature increases the principal sum outstanding on the note that is due at maturity by the amount of such payment-in-kind. All interest payments through June 30, 2016 have been paid in cash. This loan, together with accrued and unpaid interest thereon, is due on November 4, 2016. We may voluntarily repay the November 2011 Loan at any time without premium or penalty. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock, of which warrants to purchase 10,699,999 shares were outstanding at June 30, 2016. These warrants are exercisable at any time prior to their expiration on November 4, 2016 at $1.68 per share, which was the closing price of our common stock on the acquisition closing date.

As of December 31, 2015, we had prepaid $142,724 of the November 2011 Loan with proceeds from the Series A Preferred Stock offerings. As of June 30, 2016, $17,976 remained outstanding under the November 2011 Loan.

The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., and Vector Group, Ltd. (“Vector Group”), a principal shareholder. At June 30, 2016, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively. A special committee of our board was formed to review and consider the terms of the November 2011 Loan, the notes issued thereunder and the warrants. Upon such review and consideration, which included the advice of the committee’s independent financial advisor, the committee determined that the financing was fair from a financial point of view to us and our unaffiliated shareholders.

On November 4, 2011, National Financial Services LLC (“NFS”) provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. The Company continues to expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012, 2013, 2014 and 2015, resulting in the forgiveness of $2,143 aggregate principal amount of the loan in November of each period.

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

In connection with entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We expensed interest under the 2009 NFS agreement until such interest was forgiven. The required conditions to forgiveness were met in November 2015 for the 2009 and 2011 forgivable loans reducing the outstanding balances under the 2009 and 2011 forgivable loans to $0 and $6,429, respectively, as of June 30, 2016. Accordingly, we recognized income in the fourth quarter of 2015 of $3,929 and $619 from the forgiveness of principal and interest, respectively.

In November 2011, as part of the amendment of Ladenburg’s clearing agreement with NFS, NFS agreed to provide an annual credit of $1,000 to Ladenburg or another of our broker-dealers for a five-year period. Such credits were received in November 2012, November 2013, November 2014, and November 2015. Such expense reduction must be repaid on a prorated basis if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financial statements.

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At June 30, 2016, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding.

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

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At June 30, 2016, the outstanding balance of these notes, net of a $282 discount, amounted to $4,787.

On January 2, 2015, we acquired all of the capital stock of SSN and a related company ("RCC"). The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At June 30, 2016, the outstanding balance of these notes, net of a $814 discount, amounted to $13,084. We paid an additional amount of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was made in November 2015 to permit the repurchase of an additional 10,000,000 shares. As of June 30, 2016, 15,365,478 shares had been repurchased for $39,696 under the program, including 3,095,911 shares for $7,717 repurchased during the six months ended June 30, 2016. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

We maintain inventories of trading securities. At June 30, 2016, the fair market value of our inventories was $3,763 in long positions and $628 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2016 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, there have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the second quarter of 2016.

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2016	500,000	$2.67	500,000	3,207,041
May 1 to May 31, 2016	528,403	2.53	522,519	2,684,522
June 1 to June 30, 2016	578,169	2.53	550,000	2,134,522
Total	1,606,572	$2.58	1,572,519

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board amended this repurchase program to permit the purchase of up to an additional 10,000,000 shares. As of June 30, 2016, 15,365,478 shares had been repurchased for $39,696 under the program and 2,134,522 shares remain available for purchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

(2)
Includes approximately 5,884 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company’s Amended and Restated 2009 Incentive Compensation Plan.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Amendment to the Articles of Incorporation, as amended, filed as exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2016, and incorporated by reference herein.
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges, and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	August 5, 2016	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment to the Articles of Incorporation, as amended, filed as exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2016, and incorporated by reference herein.
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges, and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith
** Furnished herewith