Form 10-Q
period 2016-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC
filed 2016-11-07
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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
Yes  ___ No  X

As of November 3, 2016 there were 193,892,686 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS

Cash and cash equivalents	$105,989	$118,677
Securities owned, at fair value	3,646	4,079
Receivables from clearing brokers	35,018	44,466
Receivables from other broker-dealers	1,561	2,150
Notes receivable from financial advisors, net	29,180	26,967
Other receivables, net	51,689	48,564
Fixed assets, net	21,121	21,753
Restricted assets	1,011	1,011
Intangible assets, net	125,500	137,931
Goodwill	125,911	125,572
Cash surrender value of life insurance	9,616	9,247
Other assets	33,514	33,688
Total assets	$543,756	$574,105

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$676	$238
Accrued compensation	19,055	29,115
Commissions and fees payable	57,136	59,995
Accounts payable and accrued liabilities	37,189	30,804
Deferred rent	1,480	1,551
Deferred income taxes	10,145	4,416
Deferred compensation liability	17,308	17,211
Accrued interest	1,107	823
Notes payable, net of $1,001 and $1,492 unamortized discount in 2016 and 2015, respectively and net of debt issuance costs of $1 and $253 in 2016 and 2015, respectively.	48,364	53,921
Total liabilities	192,460	198,074

Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares in 2016 and 25,000,000 shares in 2015: 8% Series A cumulative redeemable preferred stock; authorized 17,290,000 shares in 2016 and 2015; 15,844,916 and 14,683,021 shares issued and outstanding in 2016 and 2015, respectively (liquidation preference $396,123 in 2016 and $367,076 in 2015)	1	1
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2016 and 800,000,000 shares in 2015; shares issued and outstanding, 183,639,584 in 2016 and 182,338,038 in 2015	19	19
Additional paid-in capital	509,335	511,138
Accumulated deficit	(158,055)	(135,156)

Total shareholders’ equity of the Company	351,300	376,002

Noncontrolling interest	(4)	29

Total shareholders' equity	351,296	376,031

Total liabilities and shareholders' equity	$543,756	$574,105
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Commissions	$128,010	$136,919	$381,933	$419,664
Advisory fees	118,873	118,050	341,749	347,984
Investment banking	4,424	7,318	15,445	25,132
Principal transactions	173	(250)	686	757
Interest and dividends	2,799	1,076	7,198	2,423
Service fees and other income	20,044	19,101	62,883	61,825
Total revenues	274,323	282,214	809,894	857,785
Expenses:
Commissions and fees	207,342	214,659	605,881	647,034
Compensation and benefits	35,984	35,911	108,871	107,710
Non-cash compensation	1,300	242	3,996	5,926
Brokerage, communication and clearance fees	4,331	5,170	12,304	15,706
Rent and occupancy, net of sublease revenue	2,334	2,412	7,021	7,374
Professional services	3,540	3,628	10,543	10,472
Interest	1,133	1,255	3,512	3,970
Depreciation and amortization	7,014	6,798	21,130	20,080
Acquisition-related expenses	936	139	1,003	257
Loss on extinguishment of debt	—	—	—	252
Amortization of retention and forgivable loans	1,403	2,223	4,381	7,831
Other	15,845	12,926	45,946	42,478
Total expenses	281,162	285,363	824,588	869,090
Loss before item shown below	(6,839)	(3,149)	(14,694)	(11,305)
Change in fair value of contingent consideration	(72)	—	(178)	31
Loss before income taxes	(6,911)	(3,149)	(14,872)	(11,274)
Income tax expense (benefit)	604	(212)	8,060	(2,288)
Net loss	(7,515)	(2,937)	(22,932)	(8,986)
Net loss attributable to noncontrolling interest	(1)	(11)	(33)	(39)
Net loss attributable to the Company	$(7,514)	$(2,926)	$(22,899)	$(8,947)
Dividends declared on preferred stock	(7,780)	(7,289)	(22,514)	(20,773)
Net loss available to common shareholders	$(15,294)	$(10,215)	$(45,413)	$(29,720)

Net loss per common share available to common shareholders (basic)	$(0.08)	$(0.06)	$(0.25)	$(0.16)

Net loss per common share available to common shareholders (diluted)	$(0.08)	$(0.06)	$(0.25)	$(0.16)

Weighted average common shares used in computation of per share data:
Basic	181,032,730	183,519,768	181,023,737	184,415,040
Diluted	181,032,730	183,519,768	181,023,737	184,415,040

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2015	14,683,021	$1	182,338,038	$19	$511,138	$(135,156)	$29	$376,031
Issuance of common stock under employee stock purchase plan	—	—	171,959	—	392	—	—	392
Exercise of stock options (net of 1,116,783 shares tendered in payment of exercise price)	—	—	3,703,770	—	2,256	—	—	2,256
Exercise of warrants (net of 846,789 shares tendered in payment of exercise price)	—	—	1,689,545	—	—	—	—	—
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	32	—	—	32
Stock-based compensation to employees	—	—	—	—	3,964	—	—	3,964
Issuance of restricted stock	—	—	1,331,000	—	—	—	—	—
Repurchase and retirement of common stock, including 901,691 shares surrendered for tax withholdings of $2,039	—	—	(5,594,728)	—	(13,554)	—	—	(13,554)
Preferred stock issued, net of underwriting discount and expenses of $682	1,161,895	—	—	—	27,621	—	—	27,621
Preferred stock dividends declared and paid	—	—	—	—	(22,514)	—	—	(22,514)
Net loss	—	—	—	—	—	(22,899)	(33)	(22,932)
Balance - September 30, 2016	15,844,916	$1	183,639,584	$19	$509,335	$(158,055)	$(4)	$351,296

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(22,932)	$(8,986)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Change in fair value of contingent consideration	178	(31)
Adjustment to deferred rent	(71)	59
Amortization of intangible assets	15,501	15,445
Loss on extinguishment of debt	—	252
Amortization of debt discount	491	503
Amortization of debt issue cost	252	282
Amortization of retention loans	4,381	7,831
Depreciation and other amortization	5,629	4,635
Deferred income taxes	5,729	(3,259)
Benefit attributable to reduction of goodwill	59	57
Non-cash interest expense on forgivable loan	308	464
Non-cash compensation expense	3,996	5,926
Write-off of receivable from subtenant	—	855
Loss on write-off of furniture, fixtures and leasehold improvements, net	1	9

(Increase) decrease in operating assets, net of effects of acquisition:
Securities owned, at fair value	433	1,943
Receivables from clearing brokers	9,448	(11,883)
Receivables from other broker-dealers	589	827
Other receivables, net	(3,125)	1,026
Notes receivable from financial advisors, net	(6,594)	(7,058)
Cash surrender value of life insurance	(369)	1,598
Other assets	174	1,760

Increase (decrease) in operating liabilities, net of effects of acquisition:
Securities sold, but not yet purchased, at fair value	438	189
Accrued compensation	(10,060)	(570)
Accrued interest	(24)	(263)
Commissions and fees payable	(2,859)	1,267
Deferred compensation liability	97	(1,075)
Accounts payable and accrued liabilities	3,931	(9,224)
Net cash provided by operating activities	5,601	2,579

Cash flows from investing activities:
Acquisition of certain assets of Wall Street	(1,192)	—
Acquisition of SSN, net of cash acquired	—	(16,919)
Acquisition of certain assets of Dalton	—	(2,100)
Purchases of fixed assets	(4,998)	(6,674)
Increase in restricted assets	—	(291)
Acquisition of certain assets of Select Brokerage	—	(503)
Net cash used in investing activities	(6,190)	(26,487)

Cash flows from financing activities:
Issuance of Series A preferred stock	27,621	82,727
Issuance of common stock	2,648	1,499
Series A preferred stock dividends paid	(22,514)	(20,773)
Repurchase and retirement of common stock	(13,554)	(11,837)
Bank loan and revolver repayments	(524)	(357)
Principal payments on notes payable	(5,776)	(15,930)
Third party investment in subsidiary	—	40
Net cash (used in) provided by financing activities	(12,099)	35,369
Net (decrease) increase in cash and cash equivalents	(12,688)	11,461
Cash and cash equivalents, beginning of period	118,677	103,087
Cash and cash equivalents, end of period	$105,989	$114,548

Supplemental cash flow information:
Interest paid	$2,485	$2,977
Taxes paid	634	1,723

Acquisition of certain assets of Wall Street:
Assets acquired	$3,468	$—
Contingent consideration payable to seller	(2,276)	—
Net cash paid in acquisition	$1,192	$—

Acquisition of SSN:
Assets acquired	$—	$61,759
Liabilities assumed	—	(14,472)
Net assets acquired	—	47,287
Promissory note	—	(18,697)
Due to selling shareholders	—	(3,590)
Cash paid in acquisition	—	25,000
Cash acquired in acquisition	—	(8,081)
Net cash paid in acquisition	$—	$16,919

Acquisition of certain assets of Dalton:
Assets acquired	$—	$2,689
Payable to seller	—	(589)
Net cash paid in acquisition	$—	$2,100

Acquisition of certain assets of Select Brokerage:
Assets acquired	$—	$3,021
Payable to seller	—	(2,518)
Net cash paid in acquisition	$—	$503

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company” or "LTS") is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), KMS Financial Services, Inc. (“KMS”), Securities Service Network, Inc. ("SSN"), which the Company acquired in January 2015, Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’), Premier Trust, Inc. (‘‘Premier Trust’’) and Highland Capital Brokerage, Inc. (“Highland”).

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, Compensation-Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 became effective for the Company for annual periods and interim periods beginning after December 15, 2015. The adoption of ASU 2014-12 in the quarter ended March 31, 2016 did not have any impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU requires retrospective adoption and is effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-03 in the quarter ended March 31, 2016 did not have a material impact on the Company's consolidated statement of financial condition.

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

2. Acquisition

In September 2016, Securities America Financial Corporation, the parent company of Securities America, purchased certain assets of the broker-dealer business of Wall Street Financial Group, Inc. ("Wall Street") that was deemed to be a business acquisition. Relationships with certain registered representatives and investment advisor representatives including their client accounts were acquired. The consideration for the transaction was $3,468, consisting of cash of $1,192 and contingent consideration having a fair value of $2,276, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The liability was valued using a Monte Carlo simulation based option pricing model. The fair value measurement of the earn-out, which relates to the three-year period following closing, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $3,070 to identifiable intangibles and $398 to goodwill.

Results of operations relating to the acquired assets of Wall Street are included in the accompanying consolidated statements of operations from the date of acquisition and were not material. In addition, based on materiality, pro forma results are not presented.

3. Securities Owned and Securities Sold, But Not Yet Purchased
The components of securities owned and securities sold, but not yet purchased at September 30, 2016 and December 31, 2015, which are carried at fair value were as follows:

September 30, 2016	Securities Owned	Securities Sold, But Not Yet Purchased
Certificates of deposit	$457	$—
Debt securities	1,624	(15)
U.S. Treasury notes	101	(149)
Common stock and warrants	255	(512)
Restricted common stock and warrants	572	—
Other investments	637	—
Total	$3,646	$(676)

December 31, 2015
Certificates of deposit	$359	$—
Debt securities	1,125	(30)
U.S. Treasury notes	101	(200)
Common stock and warrants	927	(8)
Restricted common stock and warrants	958	—
Other investments	609	—
Total	$4,079	$(238)

As of September 30, 2016 and December 31, 2015, approximately $3,236 and $3,383, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

Securities are classified as follows:

As of September 30, 2016:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$457	$—	$—	$457
Debt securities	—	1,624	—	1,624
U.S. Treasury notes	—	101	—	101
Common stock and warrants	255	572	—	827
Other investments	—	637	—	637
Total	$712	$2,934	$—	$3,646

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(15)	$—	$(15)
US Treasury Notes	—	(149)	—	(149)
Common stock and warrants	(512)	—	—	(512)
Total	$(512)	$(164)	$—	$(676)

As of December 31, 2015:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$359	$—	$—	$359
Debt securities	—	1,125	—	1,125
U.S. Treasury notes	—	101	—	101
Common stock and warrants	927	958	—	1,885
Other investments	—	609	—	609
Total	$1,286	$2,793	$—	$4,079

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Debt securities	$—	$(30)	$—	$(30)
U.S. Treasury notes	—	(200)	—	(200)
Common stock and warrants	(8)	—	—	(8)
Total	$(8)	$(230)	$—	$(238)

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of September 30, 2016 and December 31, 2015, the fair values of the warrants were $272 and $545, respectively, and are included in common stock and warrants (Level 2) above.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

From time to time, Ladenburg receives common stock as compensation for investment banking services. These securities are restricted under applicable securities laws and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144 of the Securities Act of 1933, as amended, including the requisite holding period. Restricted common stock is classified as Level 2 securities.
Other investments consist principally of equity interests in real estate investment trusts, which are valued based on broker-dealer quotations and pricing available from buyers in the secondary market, and are classified as Level 2 securities.

4. Intangible Assets

At September 30, 2016 and December 31, 2015, intangible assets subject to amortization consisted of the following:

		September 30, 2016		December 31, 2015
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$14,938	$25,563	$12,488
Relationships with financial advisors	15.3	113,681	38,350	110,671	32,028
Covenants not-to-compete	3.9	6,095	4,308	6,035	3,347
Customer accounts	8.3	2,029	1,944	2,029	1,765
Trade names	7.7	16,910	9,461	16,910	7,790
Renewal revenue	7.9	41,381	11,168	41,381	7,263
Referral agreement	6.6	124	114	124	101
Total		$205,783	$80,283	$202,713	$64,782

Aggregate amortization expense for the nine months ended September 30, 2016 and 2015, respectively, amounted to $15,501 and $15,445. The weighted-average amortization period for total amortizable intangibles at September 30, 2016 is 9.59 years. As of September 30, 2016, the remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remainder of 2016	$5,188
2017	20,379
2018	19,594
2019	16,124
2020	14,641
2021 - 2039	49,574
$125,500

5. Goodwill

Changes to the carrying amount of goodwill during the nine months ended September 30, 2016 are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

	Ladenburg	Independent Brokerage and Advisory Services	Insurance Brokerage	Total
Balance as of December 31, 2015	$301	$112,572	$12,699	$125,572
Benefit applied to reduce goodwill	—	(59)	—	(59)
Business acquisition	—	398	—	398
Balance as of September 30, 2016	$301	$112,911	$12,699	$125,911

During the three and nine months ended September 30, 2016, the carrying amount of goodwill was reduced by $20 and $59, respectively, representing state tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

6. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at September 30, 2016, each had a $250 minimum net capital requirement. At September 30, 2016, Securities America had regulatory net capital of $8,602, Triad had regulatory net capital of $10,796, Investacorp had regulatory net capital of $5,719, KMS had regulatory net capital of $4,685 and Ladenburg had regulatory net capital of $17,210.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at September 30, 2016, it had net capital of $6,030, which was $5,226 in excess of its required net capital of $804, and had a net capital ratio of 2.00 to 1.

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

Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At September 30, 2016, Premier Trust had stockholders’ equity of $1,648, including at least $250 in cash.

7. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2016, the estimated annual effective tax rate for 2016 (exclusive of discrete items) is approximately 20% of projected pre-tax loss and consists of a deferred tax provision related to tax amortization of goodwill and a provision for state and local income taxes.

For the three and nine months ended September 30, 2016, the Company recorded an income tax provision of $604 on a pre-tax loss of $6,911 and an income tax provision of $8,060 on a pre-tax loss of $14,872, respectively. For the three and nine months ended September 30, 2016, we have not provided an income tax benefit on our pre-tax loss as we concluded that our deferred tax assets are not realizable on a more-likely-than not basis. The income tax provision for the nine months ended September 30, 2016 includes a discrete deferred tax provision of $6,009 related to an increase in the Company’s valuation allowance related to deferred tax assets existing as of December 31, 2015 and a discrete deferred tax benefit of $921 related to an overaccrual of deferred taxes applicable to goodwill in prior years.

For the three and nine months ended September 30, 2015, the Company recorded an income tax benefit of $212 on pre-tax loss of $3,149 and an income tax benefit of $2,288 on a pre-tax loss of $11,274, respectively. The effective tax rate

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

differs from the federal statutory income tax rate for the 2015 period due to nondeductible expenses and state and local income taxes.

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
Significant weight is given to positive and negative evidence that is objectively verifiable. As of June 30, 2016, we projected that as of December 31, 2016, the Company may be in a three year cumulative loss position which is considered to be a significant piece of negative evidence.

Based on these factors, we established a full valuation allowance against our deferred tax assets as of June 30, 2016. In recording the valuation allowance, deferred tax liabilities associated with indefinite lived intangible assets, such as tax deductible goodwill, generally cannot be used as a source of income to realize deferred tax assets with a finite loss carryforward period, as such liabilities would only reverse on impairment or sale of the related asset which events are not anticipated. The Company does not amortize goodwill for financial reporting purposes but has amortized goodwill with tax basis for tax purposes. As of September 30, 2016, the deferred tax liability related to tax deductible goodwill approximates $10,145.

8.	Notes Payable

Notes payable consisted of the following:

	September 30, 2016	December 31, 2015
Notes payable to clearing firm under forgivable loans	$6,429	$6,429
Notes payable to finance Securities America acquisition, net of $17 and $172 of unamortized discount in 2016 and 2015, respectively (see Note 15)	17,958	17,804
Note payable under subsidiary's term loan with bank	259	564
Note payable under subsidiary's revolver with bank	731	950
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS' former shareholders, net of $251 and $343 of unamortized discount in 2016 and 2015, respectively	4,321	5,711
Notes payable to SSN's former shareholders, net of $733 and $977 of unamortized discount in 2016 and 2015, respectively	11,929	15,378
Other	—	600
Less: Unamortized debt issuance costs	(1)	(253)
Total	$48,364	$53,921

The Company estimates that the fair value of notes payable was $46,185 at September 30, 2016 and $50,416 at December 31, 2015 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of September 30, 2016, the Company was in compliance with all covenants in its debt agreements.

The lenders under the notes payable to finance the Securities America acquisition (the “November 2011 Loan”) included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of the Company's Chairman of the Board and principal shareholder, and Vector Group, Ltd. (“Vector Group”), a principal shareholder of the Company. At September 30, 2016, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively. See Note 15 for information regarding cancellation of the November 2011 Loan in October 2016.

At September 30, 2016, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder. On March 9, 2016, the Company entered into an amendment to the revolving credit agreement to extend the maturity date thereunder for a period of five years to August 25, 2021.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

KMS had a subordinated note payable to a current officer of KMS, in the amount of $600 payable in August 2016, plus monthly interest with an applicable rate of prime plus one percent. The note was repaid in full on August 1, 2016.

9. Commitments and Contingencies

Litigation and Regulatory Matters

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, and the underwriters of ARCP’s May 2014 $1,656,000 common stock offering (“May 2014 Offering”) and three prior note offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 2014 Offering and as one of eight underwriters of ARCP’s July 2013 offering of $300,000 in convertible notes. The complaint alleges, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In June 2016, the court denied the underwriters’ motions to dismiss the complaint. Ladenburg intends to vigorously defend against these claims.

In November 2015, two purported class action complaints were filed in state court in Tennessee against officers and directors of Miller Energy Resources, Inc. (“Miller”), as well as Miller’s auditors and nine firms that underwrote six securities offerings in 2013 and 2014, and raised approximately $151,000. Ladenburg was one of the underwriters of two of the offerings. The complaints allege, among other things, that the offering materials were misleading based on the purportedly overstated valuation of certain assets, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In December 2015 the defendants removed the complaints to the U.S. District Court for the Eastern District of Tennessee; in September 2016, the court denied the plaintiffs' motions to remand. Defendants' motion to consolidate the actions is currently pending. Ladenburg intends to vigorously defend against these claims.

In January 2016, an amended complaint for a purported class action was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P., related entities and their officers and directors. The amended complaint added as defendants Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. Motions to dismiss are currently pending. Ladenburg intends to vigorously defend against these claims.

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

During the period from March 2015 to February 2016, eight arbitration claims and one lawsuit (U.S. District Court for the Middle District of Alabama) were filed against Triad and others by a total of 45 individuals concerning purported misrepresentations and unsuitability of trading in their advisory accounts. All or most of the transactions at issue were effected through an investment advisory firm not affiliated with Triad or the Company. The lawsuit was transferred to arbitration. Eight arbitration claims were settled during the period from February to June 2016 and the amounts paid by Triad in connection with those settlements were not material. The remaining arbitration claim concerns two individuals and seeks an immaterial amount in compensatory damages and other relief. Triad intends to vigorously defend against the remaining claims.

In September 2015, Securities America was named as a defendant in lawsuits brought by the bankruptcy trustee of a broker-dealer (U.S. Bankruptcy Court for the District of Minnesota) and a putative class action by the shareholders of that broker-dealer (U.S. District Court for the District of Minnesota). The lawsuits allege that certain of the debtor broker-dealer’s assets were transferred to Securities America in June 2015 for inadequate consideration. In October 2016, a

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

settlement was reached with the bankruptcy trustee resolving those claims; the amount paid in connection with the settlement was not material. The remaining complaint seeks an unspecified amount of compensatory damages, and other relief. Securities America intends to vigorously defend against these claims.

Commencing in October 2013, certain states have requested that Securities America provide information concerning the suitability of purchases of non-traded REIT securities by their residents. Securities America has complied with the requests.
In March 2016 and October 2016, Securities America received additional correspondence from two such states concerning sales of non-traded REIT securities to its residents. The Company does not believe that any action is warranted in connection with such state notice and believes that no material outcome would result if an action were commenced.

During the period from May to July 2016, four arbitration claims were filed against Ladenburg by former customers concerning purported unauthorized trading, excessive trading and mishandling of their accounts by a former Ladenburg registered representative, and asserting compensatory damages in excess of $4,300. Ladenburg intends to vigorously defend against these claims.

SEC examination staff reports provided to Triad and Securities America Advisors, Inc. in May and August 2016, respectively, asserted that the firms had acted inconsistently with their fiduciary duties in recommending and selecting mutual fund share classes that paid 12b-1 fees where lower cost share classes also were available in those same funds. The staff also asserted that the firms’ disclosures of potential conflicts of interest and compensation related to the mutual fund share classes that paid 12b-1 fees were insufficient. The firms are reviewing the reports and the underlying circumstances, including, without limitation, the amounts of such payments and the contents of the firms’ disclosures to clients, are determining appropriate remedial actions, which may include restitution to clients, and are in communication with the staff as the firms seek to resolve the matter.

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

The Company had accrued liabilities in the amount of approximately $3,224 at September 30, 2016 for certain pending matters, which are included in accounts payable and accrued liabilities. During the three and nine months ended September 30, 2016, the Company charged $3,584 and $5,384, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Operating Leases
New lease activity subsequent to December 31, 2015 is as follows:

In connection with an office lease amendment effective February 1, 2016, a subsidiary is obligated under a non-cancelable lease agreement for office space for a period of 14 years under which the annual rental payments are $1,791 for 2016 and 2017, $1,954 for 2018 and increasing by 2% per year thereafter, for an aggregate commitment of $49,821.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At September 30, 2016, the amount due from these clearing brokers was $35,018, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of September 30, 2016, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the fair values of the related securities, and such entities will incur a loss if, at the time of purchase, the fair value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

11. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was approved in November 2014 to permit the repurchase of an additional 10,000,000 shares. Since inception through September 30, 2016, 16,962,604 shares of common stock have been repurchased for $43,496 under the program and have been retired, including the repurchase of 1,597,126 shares for $3,800 and 4,693,037 shares for $11,515 during the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, 537,396 shares remained available for purchase under the program. See Note 15 for information regarding a further amendment to the Company's stock repurchase program.

Stock Compensation Plans

Options granted during the nine months ended September 30, 2016 were as follows:

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

Options to purchase 17,407 and 69,835 shares of common stock were forfeited during the three and nine months ended September 30, 2016, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

As of September 30, 2016, there was $4,984 of unrecognized compensation cost for stock-based compensation related to options, of which $1,060 related to the 2016 grants described above. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 2.12 years for all grants and approximately 2.67 years for the 2016 grants.

Options and warrants were exercised to purchase 3,797,272 and 7,356,887 shares of the Company’s common stock during the three and nine months ended September 30, 2016, respectively, for which the intrinsic value on dates of exercise was $5,426 and $10,210, respectively. See Note 15 for information regarding the exercise of warrants to purchase 10,699,999 shares of the Company's common stock in October 2016.

Restricted stock granted during the nine months ended September 30, 2016 was as follows:

Grant Date		Final Vesting Date	Shares	Fair Value (1)
January 14, 2016	(2)	January 14, 2020	1,050,000	$2,384
January 22, 2016	(2)	January 22, 2020	281,000	$604
May 26, 2016	(2)	May 26, 2020	10,000	$26
			1,341,000	$3,014

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

For the nine months ended September 30, 2016, 10,000 shares of restricted stock were forfeited.

As of September 30, 2016, there was $5,006 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $2,358 related to the 2016 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 2.72 years for all grants and approximately 3.25 years for the 2016 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,286 and $3,964 for the three and nine months ended September 30, 2016, respectively.

Stock based compensation for consultants and independent financial advisors was $14 and $32 for the three and nine months ended September 30, 2016, respectively. In the three and nine months ended September 30, 2016, 1,588,988 and 2,865,263 shares, respectively, were surrendered to cover payment of exercise prices and taxes.

Capital Stock

On May 18, 2016, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of preferred stock authorized from 25,000,000 to 50,000,000 and to increase the number of shares of common stock authorized from 800,000,000 to 1,000,000,000.

During the three and nine months ended September 30, 2016, the Company sold 789,468 and 1,161,895 shares of Series A Preferred Stock, pursuant to the Company's “at the market” offering program, which provided total gross proceeds to the Company of $19,266 and $28,303, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $422 and $682, respectively.

For the three and nine months ended September 30, 2016, the Company paid dividends of $7,780 and $22,514, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted-average shares	181,032,730	183,519,768	181,023,737	184,415,040
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—
Warrants to purchase common stock	—	—	—	—
Dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding and dilutive potential common shares	181,032,730	183,519,768	181,023,737	184,415,040

For the three and nine months ended September 30, 2016, options and warrants to purchase 50,189,120 shares of common stock and 2,245,167 restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2015, options and warrants to purchase 57,181,576 shares of common stock and 1,220,490 restricted shares of common stock were not included in the diluted computation as the effect would have been anti-dilutive.

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

Segment information for the three and nine months ended September 30, 2016 and 2015 was as follows:

Three Months Ended September 30, 2016	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$251,045	$10,424	$12,680	$174		$274,323
Income (loss) before income taxes	607	(1,959)	(1,611)	(3,948)	(1)	(6,911)
EBITDA, as adjusted (4)	9,503	(1,604)	462	(2,797)		5,564
Identifiable assets (2)	411,577	33,046	54,301	44,832	(3)	543,756
Depreciation and amortization	5,008	185	1,804	17		7,014
Interest	795	4	170	164		1,133
Capital expenditures	1,267	19	12	—		1,298
Non-cash compensation	253	135	61	851		1,300

Three Months Ended September 30, 2015
Revenues	$256,671	$13,248	$12,210	$85		$282,214
Income (loss) before income taxes	3,141	(144)	(1,585)	(4,561)	(1)	(3,149)
EBITDA, as adjusted (4)	10,925	98	417	(3,080)		8,360
Identifiable assets (2)	400,290	44,053	63,522	55,425	(3)	563,290
Depreciation and amortization	4,834	178	1,769	17		6,798
Interest	834	—	172	249		1,255
Capital expenditures	1,646	51	188	—		1,885
Non-cash compensation	(914)	151	60	945		242

Nine Months Ended September 30, 2016	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$738,429	$33,457	$37,422	$586		$809,894
Income (loss) before income taxes	7,291	(6,071)	(4,963)	(11,129)	(1)	(14,872)
EBITDA, as adjusted (4)	32,222	(4,862)	1,294	(7,505)		21,149
Identifiable assets (2)	411,577	33,046	54,301	44,832	(3)	543,756
Depreciation and amortization	15,173	546	5,360	51		21,130
Interest	2,446	4	510	552		3,512
Capital expenditures	4,661	139	198	—		4,998
Non-cash compensation	756	406	183	2,651		3,996

Nine Months Ended September 30, 2015
Revenues	$777,009	$44,806	$35,680	$290		$857,785
Income (loss) before income taxes	4,562	2,420	(5,628)	(12,628)	(1)	(11,274)
EBITDA, as adjusted (4)	33,677	4,765	203	(7,967)		30,678
Identifiable assets (2)	400,290	44,053	63,522	55,425	(3)	563,290
Depreciation and amortization	14,377	528	5,141	34		20,080
Interest	2,713	7	511	739		3,970
Capital expenditures	5,849	87	652	86		6,674
Non-cash compensation	2,191	486	179	3,070		5,926

(1)	Includes interest expense, compensation, professional fees, and other general and administrative expenses.

(2)	Identifiable assets are presented as of the end of the period.

(3)	Includes cash and cash equivalents of $36,017 and $53,399 as of September 30, 2016 and 2015, respectively.

(4)	The following table reconciles EBITDA, as adjusted, to loss before income taxes for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA, as adjusted	2016	2015	2016	2015
Independent Brokerage and Advisory Services	$9,503	$10,925	$32,222	$33,677
Ladenburg	(1,604)	98	(4,862)	4,765
Insurance Brokerage	462	417	1,294	203
Corporate	(2,797)	(3,080)	(7,505)	(7,967)
Total Segments	5,564	8,360	21,149	30,678

Adjustments:
Interest income	187	69	479	178
Change in fair value of contingent consideration	(72)	—	(178)	31
Loss on extinguishment of debt	—	—	—	(252)
Interest expense	(1,133)	(1,255)	(3,512)	(3,970)
Depreciation and amortization	(7,014)	(6,798)	(21,130)	(20,080)
Non-cash compensation expense	(1,300)	(242)	(3,996)	(5,926)
Financial advisor recruiting expense	(514)	(764)	(1,191)	(1,670)
Amortization of retention and forgivable loans	(1,403)	(2,223)	(4,381)	(7,831)
Acquisition-related expenses (1)	(936)	(139)	(1,003)	(257)
Other (2)	(289)	(146)	(1,076)	(2,136)
Net loss attributable to noncontrolling interest	(1)	(11)	(33)	(39)
Loss before income taxes	$(6,911)	$(3,149)	$(14,872)	$(11,274)

(1)	Includes $60 in the nine months ended September 30, 2016, for acquisition-related expense that was previously included in professional services expense.

(2)
Includes loss on severance costs of $44 and $277 for the three and nine months ended September 30, 2016 and excise and franchise tax expense of $109 and $343 for the three and nine months ended September 30, 2016 and compensation expense that may be paid in stock, of $133 and $399 for the three and nine months ended September 30, 2016, respectively. Includes loss on write-off of receivable from subtenant of $855 for the nine months ended September 30, 2015, rent expense due to default of subtenant of $468 for the nine months ended September 30, 2015 and compensation expense that may be paid in stock, of $133 and $399, for the three and nine months ended September 30, 2015, respectively, and excise and franchise tax expense of $263 for the nine months ended September 30, 2015.

15. Subsequent Events

On October 26, 2016, holders of warrants to purchase an aggregate of 10,699,999 shares of Company common stock for $1.68 per share exercised such warrants in full. The Company issued these warrants in connection with the November 2011 Loan, which was used to finance the acquisition of Securities America. Each holder paid the exercise price by cancellation of indebtedness represented by the remaining balance of the promissory note held by such lender. Accordingly, promissory notes with an aggregate remaining outstanding balance of $17,976 were canceled and no indebtedness related to the November 2011 Loan remains outstanding.

On November 7, 2016, an amendment to the stock repurchase program was approved to permit the repurchase of up to an additional 10,000,000 shares.

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

Recent Developments

Preferred Stock Offerings

During the nine months ended September 30, 2016, we sold 1,161,895 shares of our Series A Preferred Stock pursuant to an "at the market” offering, which provided net proceeds of $27,621.

Common Stock Repurchases; Amendment to Stock Repurchase Program

During the nine months ended September 30, 2016, we repurchased and retired an aggregate of 5,594,728 shares of our common stock for $13,554, representing an average price per share of $2.42. On November 7, 2016, an amendment to the stock repurchase program was approved to permit the repurchase of up to an additional 10,000,000 shares.

Retirement of Debt and Exercise of Warrants

On October 26, 2016, holders of warrants to purchase an aggregate of 10,699,999 shares of our common stock for $1.68 per share exercised such warrants in full. We issued these warrants in connection with the November 2011 Loan, which was used to finance the acquisition of Securities America. Each holder paid the exercise price by cancellation of indebtedness represented by the remaining balance of the promissory note held by such lender. Accordingly, promissory notes with an aggregate remaining outstanding balance of $17,976 were canceled and no indebtedness related to the November 2011 Loan remains outstanding.

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

During the three years ended September 30, 2016, in connection with acquisitions, we issued 3,981,684 shares of common stock and incurred $60,600 of indebtedness related to acquisitions, $23,972 of which was outstanding as of September 30, 2016.

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

The following table includes a reconciliation of EBITDA, as adjusted, to net loss attributable to the Company as reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$274,323	$282,214	$809,894	$857,785
Total expenses	281,162	285,363	824,588	869,090
Loss before income taxes	(6,911)	(3,149)	(14,872)	(11,274)
Net loss attributable to the Company	(7,514)	(2,926)	(22,899)	(8,947)

Reconciliation of EBITDA, as adjusted, to net loss attributable to the Company:

EBITDA, as adjusted	$5,564	$8,360	$21,149	$30,678
Add:
Interest income	187	69	479	178
Change in fair value of contingent consideration related to acquisitions	(72)	—	(178)	31
Less:
Loss on extinguishment of debt	—	—	—	(252)
Interest expense	(1,133)	(1,255)	(3,512)	(3,970)
Income tax (expense) benefit	(604)	212	(8,060)	2,288
Depreciation and amortization	(7,014)	(6,798)	(21,130)	(20,080)
Non-cash compensation expense	(1,300)	(242)	(3,996)	(5,926)
Financial advisor recruiting expense	(514)	(764)	(1,191)	(1,670)
Amortization of retention and forgivable loans	(1,403)	(2,223)	(4,381)	(7,831)
Acquisition-related expenses (1)	(936)	(139)	(1,003)	(257)
Other(2)	(289)	(146)	(1,076)	(2,136)
Net loss attributable to the Company	$(7,514)	$(2,926)	$(22,899)	$(8,947)

(1)	Includes $60 in the nine months ended September 30, 2016, for acquisition-related expense that was previously included in professional service expense.

(2)
Includes loss on severance costs of $44 and $277 for the three and nine months ended September 30, 2016 and excise and franchise tax expense of $109 and $343 for the three and nine months ended September 30, 2016, and compensation expense that may be paid in stock, of $133 and $399, for the three and nine months ended September 30, 2016, respectively. Includes loss on write-off of receivable from subtenant of $855 for the nine months ended September 30, 2015, rent expense due to default by subtenant of $468 for the nine months ended September 30, 2015, and compensation expense that may be paid in stock, of $133 and $399, for the three and nine months ended September 30, 2015, respectively, and excise and franchise tax expense of $263 for the nine months ended September 30, 2015.

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

Third quarter 2016 EBITDA, as adjusted, was $5,564, a decrease of $2,796 (33%), from EBITDA, as adjusted, of $8,360 for the third quarter of 2015. A difficult market environment for equity capital offerings for small and mid-cap public companies contributed to the $1,702 decrease in our Ladenburg segment. Revenues from our investment banking businesses decreased by $2,894 (40%) as compared to the prior-year period. Our independent brokerage and advisory services segment also experienced reduced profitability as commissions revenue was impacted by an industry-wide slowdown in sales of alternative investment, variable annuity and mutual fund products.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Independent Brokerage and Advisory Services	$251,045	$256,671	$738,429	$777,009
Ladenburg	10,424	13,248	33,457	44,806
Insurance Brokerage	12,680	12,210	37,422	35,680
Corporate	174	85	586	290
Total revenues	$274,323	$282,214	$809,894	$857,785

Income (loss) before income taxes:
Independent Brokerage and Advisory Services	$607	$3,141	$7,291	$4,562
Ladenburg	(1,959)	(144)	(6,071)	2,420
Insurance Brokerage	(1,611)	(1,585)	(4,963)	(5,628)
Corporate(1)	(3,948)	(4,561)	(11,129)	(12,628)
Total loss before income taxes	$(6,911)	$(3,149)	$(14,872)	$(11,274)

EBITDA, as adjusted:
Independent Brokerage and Advisory Services	$9,503	$10,925	$32,222	$33,677
Ladenburg	(1,604)	98	(4,862)	4,765
Insurance Brokerage	462	417	1,294	203
Corporate	(2,797)	(3,080)	(7,505)	(7,967)
Total EBITDA, as adjusted(2):	$5,564	$8,360	$21,149	$30,678

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses.

(2)	See Note 14 to our condensed consolidated financial statements for a reconciliation of EBITDA, as adjusted, to loss before income taxes.

Three months ended September 30, 2016 versus three months ended September 30, 2015

For the quarter ended September 30, 2016, we had net loss attributable to the Company of $7,514 as compared to net loss attributable to the Company of $2,926 for the quarter ended September 30, 2015, primarily due to a decrease of $7,891 (3%) in our total revenues, which was partially offset by a $4,201 (1%) decrease in total expenses. Total expenses were impacted by decreases in commissions and fees expense of $7,317, brokerage, communication and clearance fee expense of $839, amortization of retention and forgivable loans of $820 and interest expense of $122, which were partially offset by increases in non-cash compensation expense of $1,058, acquisition-related expenses of $797, depreciation and amortization expense of $216, and other expense of $2,919. The revenue decrease in our independent brokerage and advisory segment was primarily driven by decreased commissions and marketing revenues from sales of alternative investment,variable annuity and mutual fund products. Also, net loss attributable to the Company was impacted by increased expenses related to business expansion, technology investment and preparation for compliance with the pending U.S. Department of Labor's fiduciary rule. Our Ladenburg segment continued to experience losses from operations on lower revenues due to a decline in equity capital raising for small and mid-cap public companies.

Our total revenues for the three months ended September 30, 2016 decreased by $7,891 (3%) from the 2015 period, primarily attributable to declines in commissions and investment banking revenues. Third quarter 2016 revenues included decreases in commissions revenue of $8,909 and investment banking revenue of $2,894, partially offset by increases in interest and dividends of $1,723, advisory fees of $823, service fees and other income of $943 and principal transactions of $423. Our independent brokerage and advisory services segment revenues decreased by $5,626 (2%) from the 2015 period, mainly as a result of decreased commissions, partially offset by increases in advisory fees, service fees and other income and interest and dividends. Our Ladenburg segment revenues in the third quarter of 2016 decreased by $2,825 (21%) from the comparable 2015 quarter driven by a continued decline in equity capital raising for small and mid-cap public companies. Our insurance brokerage segment revenues increased by $470 (4%), primarily due to increased commissions from institutional accounts as compared to the prior-year period.

Our total expenses for the three months ended September 30, 2016 decreased by $4,201 (1%) as compared to the 2015 period, mostly driven by expense decreases of $3,130 (1%) and $1,009 (8%) in our independent brokerage and advisory services and Ladenburg segments, respectively. Third quarter 2016 expenses included decreases in commissions and fees expense of $7,317, brokerage, communication and clearance fee expense of $839, amortization of retention and forgivable loans of $820 and interest expense of $122, which were partially offset by increases in non-cash compensation expense of $1,058, acquisition-related expenses of $797, depreciation and amortization expense of $216, and other expense of $2,919. In response to market conditions, we continued to reduce compensation and other operating expenses at our Ladenburg and insurance brokerage segments. We believe our ongoing expense management efforts will better position these businesses for improved future profitability.

The $8,909 (7%) decrease in commissions revenue for the three months ended September 30, 2016 as compared to the 2015 period was primarily attributable to an industry-wide decline in sales of alternative investment, variable annuity and mutual fund products resulting from volatile markets, investor uncertainty in the low interest rate environment and the impact of the pending U.S. Department of Labor's fiduciary rule, offset in part by increased sales of fixed annuities. Commissions revenue in our independent brokerage and advisory services segment decreased by $9,271 (8%) for the 2016 third quarter as compared to the 2015 third quarter. Sales of alternative investments in the 2015 period were positively impacted by high levels of sales and other monetization events for a number of non-traded REITs. Our Ladenburg segment commissions revenue also decreased by $90 (2%) for the third quarter of 2016 as compared to the prior-year period. Commissions revenue in our insurance brokerage segment increased by $452 (4%) from the comparable 2015 quarter.

Advisory fee revenue for the three months ended September 30, 2016 increased by $823 (1%) as compared to the 2015 period. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at September 30, 2016 increased by 12% as compared to September 30, 2015. Total advisory assets under management at September 30, 2016 were approximately $54,900,000 as compared to $49,200,000 at September 30, 2015.

The $2,894 (40%) decrease in investment banking revenue for the three months ended September 30, 2016 as compared to the 2015 period was primarily driven by a $3,055 decrease in capital raising revenue, which was partially offset by a $161 increase in strategic advisory services revenue as compared to the prior-year period.

We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $3,761 for the 2016 third quarter as compared to $6,816 for the 2015 third quarter, resulting from a significant decline in equity capital raising for small and mid-cap public companies driven by volatile market and uncertain economic conditions. Strategic advisory services revenue was $663 in the third quarter of 2016 as compared to $502 in the comparable 2015 quarter.

The $423 (169%) increase in principal transactions revenue for the three months ended September 30, 2016 as compared to the 2015 period was primarily attributable to our Ladenburg segment, which had an increase of $240 due to an increase in the market value of the firm's investments and trading positions.

The $1,723 (160%) increase in interest and dividends revenue for the three months ended September 30, 2016 as compared to the 2015 period was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep program was $2,193 in the third quarter of 2016 as compared to $664 in the 2015 period, resulting from the implementation of our new cash sweep programs during April and September 2015 that applied to the cash balances at five of our broker-dealer subsidiaries. Future levels of interest and dividend revenue are dependent upon prevailing interest rates and cash asset levels. At September 30, 2016, client assets included cash balances of approximately $4,255,800, including approximately $3,305,404 participating in our new cash sweep programs.

The $943 (5%) increase in service fees and other income for the three months ended September 30, 2016 as compared to the 2015 period was primarily due to our independent brokerage and advisory services segment. During the three months ended September 30, 2016, our independent brokerage and advisory services segment had a $709 increase in service fees and other income primarily due to an increase in deferred compensation plan income of $1,345 and miscellaneous trading services revenue of $868, partially offset by decreases in marketing revenues from alternative investments of $670, trading-related fees of $590 and conference revenue of $382. During 2016, we implemented initiatives that we anticipate will increase service fees and other income, including the initial implementation of an enterprise-wide strategic product partner program. Also, we expect service fees and other income revenue to increase in the fourth quarter of 2016 as compared to the third quarter of 2016 due to forgiveness of principal and interest on the NFS forgivable loans described below under "Liquidity and Capital Resources."

The $7,317 (3%) decrease in commissions and fees expense for the three months ended September 30, 2016 as compared to the 2015 period was directly correlated to the decrease in commissions and advisory revenue in our independent brokerage and advisory services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, if the business of our independent contractor registered representatives decreases, both our revenues and expenses decrease as our representatives earned reduced compensation based on the lower revenues produced.

The $73 (0%) increase in compensation and benefits expense for the three months ended September 30, 2016 as compared to the 2015 period was primarily due to an increase in our independent brokerage and advisory services segment of $1,917, which had a 6% increase in headcount from the prior-year period. This increase was offset by a $1,355 reduction in our Ladenburg segment and a $399 reduction in our insurance brokerage segment.

The $1,058 (437%) increase in non-cash compensation expense for the three months ended September 30, 2016 as compared to the 2015 period was primarily attributable to a 2015 period decrease of $1,186 in expense related to stock option grants to Securities America financial advisors in connection with the 2011 acquisition, caused by the change in the fair value of the company's common stock and which became fully vested in the fourth quarter of 2015. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. The Company uses a Black-Scholes model to estimate fair value, which takes into account volatility, price and interest inputs. In addition, we estimate a forfeiture rate based on historical experience. The decrease in the price of our common stock has contributed to the decrease in our non-cash compensation expense related to grants made to advisors.

The $839 (16%) decrease in brokerage, communication and clearance fees expense for the three months ended September 30, 2016 as compared to the 2015 period was driven by a decrease of $994 in our independent brokerage and advisory services segment due primarily to a renegotiated clearing agreement at one of our subsidiaries, which resulted in a clearing credit during the quarter ended September 30, 2016.

This was partially offset by an increase of $187 in our Ladenburg segment due to a clearing credit received in the 2015 period. We expect brokerage, communication and clearance fees expense in future periods to benefit from more favorable terms and future clearing credits to be received under renegotiated clearing agreements.

The $78 (3%) decrease in rent and occupancy expense, net of sublease revenue, for the three months ended September 30, 2016 as compared to the 2015 period was attributable primarily to a decrease of $161 in our independent brokerage and advisory services segment, partially offset by increases of $57 in our corporate segment and $23 in our Ladenburg segment.

The $88 (2%) decrease in professional services expense for the three months ended September 30, 2016 as compared to the 2015 period primarily was due to decreases of $91 in our Ladenburg segment, $59 in our corporate segment and$46 in our insurance brokerage segment. These reductions were partly offset by an increase in our independent brokerage and advisory services segment of $108 due to increased legal expenses.

The $122 (10%) decrease in interest expense for the three months ended September 30, 2016 as compared to the 2015 period primarily resulted from a decreased average debt balance. Our average outstanding debt balance was approximately $50,206 for the third quarter of 2016 as compared to $61,376 for the third quarter of 2015. The average interest rate was 7.8% for the three months ended September 30, 2016 as compared to 7.1% for the comparable 2015 period. Our outstanding debt balance as of September 30, 2016 included $6,738, $4,572 and $12,662 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively. We expect interest expense to decrease in future periods due to the October 2016 cancellation of promissory notes in the aggregate principal balance of $17,976 as described above in "Recent Developments."

The $216 (3%) increase in depreciation and amortization expense for the three months ended September 30, 2016 as compared to the 2015 period was driven by increases in our independent brokerage and advisory services and insurance brokerage segments of $174 and $35, respectively.

The $797 (573%) increase in acquisition-related expense for the three months ended September 30, 2016 as compared to the 2015 period was due to the higher expenses resulting from a September 2016 asset acquisition at Securities America and certain legal and settlement expenses arising from prior acquisitions.

The $820 (37%) decrease in amortization of retention and forgivable loans for the three months ended September 30, 2016 as compared to the 2015 period was due primarily to a reduction in our independent brokerage and advisory services segment as a majority of the retention loans granted to financial advisors from the acquisition of Securities America matured in 2015.

The $2,919 (23%) increase in other expense for the three months ended September 30, 2016 as compared to the 2015 period was primarily attributable to increases at our independent brokerage and advisory services segment of legal and regulatory and error expense of $3,163, financial advisor acquisition expense of $375, deferred compensation plan expense of $1,522 and insurance expense of $248, partially offset by decreases in bad debt of $503, other office expense of $792, conference and convention related expenses of $501, advertising expense of $161 and dues, license and registration expense of $148. Our Ladenburg segment had an increase of $118 in other expense due to an increase in conference and convention related expense of $125 and other office expense of $58, partially offset by decreases in bad debt and error expense of $39. Our insurance brokerage segment had a decrease of $124 in other expense as compared to the comparable 2015 period.

We had income tax expense of $604 for the three months ended September 30, 2016 as compared to an income tax benefit of $212 in the comparable 2015 period. As of June 30, 2016, the Company concluded that its deferred tax assets are not realizable on a more-likely-than-not basis. For the three months ended September 30, 2016, we have not recorded an income tax benefit on our pre-tax loss. The income tax provision includes a deferred tax provision related to tax amortization of goodwill and a provision for state and local income taxes. See Note 7 to our condensed consolidated financial statements.

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate for the 2016 period primarily related to the change in our assessment with respect to the realizability of our deferred tax assets resulting in no income tax benefit being recognized with respect to our pre-tax loss.

Nine months ended September 30, 2016 versus nine months ended September 30, 2015

For the nine months ended September 30, 2016, we had net loss attributable to the Company of $22,899 as compared to net loss attributable to the Company of $8,947 for the nine months ended September 30, 2015, primarily due to a $10,348 decrease in income tax benefit and the impact of a $47,891 decrease in our total revenues. The revenue decrease in our independent brokerage and advisory segment was driven primarily by decreased commissions and marketing revenues from sales of alternative investment, variable annuity and mutual fund products, as well as lower advisory fee revenue. Also, net loss attributable to the Company was impacted by increased expenses related to business expansion, technology investment and preparation for compliance with the pending U.S. Department of Labor's fiduciary rule. Our Ladenburg segment continued to experience losses from operations on lower revenues due to a decline in equity capital raising for small and mid-cap public companies.

Our total revenues for the nine months ended September 30, 2016 decreased by $47,891 (6%) as compared to the 2015 period, resulting primarily from declines in commissions, advisory fees and investment banking revenues. Revenues for the nine months ended September 30, 2016 included decreases in commissions of $37,731, advisory fees of $6,235, investment banking revenue of $9,687 and principal transactions of $71, partially offset by an increase in interest and dividends of $4,775 and service fees and other income of $1,058. Our independent brokerage and advisory services segment revenues decreased by $38,580 (5%) from the 2015 period, primarily attributable to decreased commissions and advisory fee revenue. Our Ladenburg segment revenues for the nine months ended September 30, 2016 decreased by $11,349 (25%) from the 2015 period, mainly a result of lower investment banking revenue due to a continued decline in equity capital raising and decreased strategic advisory services revenue as compared to the 2015 period. Our insurance brokerage segment revenues in the nine months ended September 30, 2016 increased by $1,742 (5%) as compared to the prior-year period driven by increased commissions from institutional accounts.

Total expenses for the nine months ended September 30, 2016 decreased by $44,502 (5%) from the prior-year period, mostly driven by a decrease of $41,358 (5%) in our independent brokerage and advisory services segment. 2016 expenses in our independent and advisory services segment included decreases in commissions and fees expense of $42,647, brokerage, communication and clearance fees of $3,888, amortization of retention and forgivable loans of $3,450, non-cash compensation of $1,436, and interest expense of $265, partially offset by increases in compensation and benefits expense of $4,481, depreciation and amortization expense of $796 and other expense of $4,430.

The $37,731 (9%) decrease in commissions revenue for the nine months ended September 30, 2016 as compared to the 2015 period was primarily attributable to an industry-wide decline in sales of alternative investments, variable annuity and mutual fund products resulting from volatile markets, investor uncertainty in the low interest rate environment and the impact of the pending U.S Department of Labor's fiduciary rule, offset in part by increased sales of fixed annuities. Our independent brokerage and advisory services segment commissions revenue decreased by $37,895 (10%) resulting from decreased sales of alternative investment, variable annuity and mutual fund products during the 2016 period. Our Ladenburg segment commissions revenue decreased by $1,637 (13%) in the nine months ended September 30, 2016 as compared to the same period of 2015. Our insurance brokerage segment commissions revenue increased by $1,800 (5%) in 2016 from the prior-year period.

The $6,235 (2%) decrease in advisory fee revenue for the nine months ended September 30, 2016 as compared to the 2015 period was primarily attributable to a $5,645 (2%) decrease in advisory fee revenue in our independent brokerage and advisory services segment due to difficult market conditions and lower average advisory assets. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. As of September 30, 2016, our advisory assets have increased by 12% as compared to September 30, 2015. Total advisory assets under management at September 30, 2016 were approximately $54,900,000 as compared to $49,200,000 at September 30, 2015.

The $9,687 (39%) decrease in investment banking revenue for the nine months ended September 30, 2016 as compared to the 2015 period was due to a $9,385 decrease in capital raising revenue and a $302 decrease in strategic advisory services revenue during the 2016 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $13,753 for the nine months ended September 30, 2016 as compared to $23,138 for the prior-year period, resulting from a significant decline in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $1,692 in the nine months ended September 30, 2016 as compared to $1,994 in the comparable 2015 period.

The $71 (9%) decrease in principal transactions revenue for the nine months ended September 30, 2016 as compared to the 2015 period was primarily attributable to our Ladenburg segment, which had a decrease of $295 (31%) due to a decline in the market value of the firm's investments and trading positions. Our independent brokerage and advisory services segment had an increase of $220 in principal transactions resulting from gains incurred upon liquidation of other investments.

The $4,775 (197%) increase in interest and dividends revenue for the nine months ended September 30, 2016 as compared to the 2015 period was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep program was $5,539 in the nine months ended September 30, 2016, as compared to $1,020 in the comparable 2015 period, resulting from the implementation of new cash sweep programs during April and September 2015 that applied to the cash balances at five of our broker-dealer subsidiaries. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At September 30, 2016, client assets included cash balances of approximately $4,255,800, including approximately $3,305,404 participating in our new cash sweep programs.

The $1,058 (2%) increase in service fees and other income for the nine months ended September 30, 2016 as compared to the 2015 period was primarily attributable to our independent brokerage and advisory services segment, which had an increase of $786, primarily due to increases in deferred compensation plan income of $754, miscellaneous trading services revenue of $2,074 and trading-related fees of $357, partially offset by decreases in marketing revenues from alternative investments of $1,895. We also received $528 in the first quarter of 2015 for settlement of claims at Securities America. During 2016, we implemented initiatives that we anticipate will increase service fees and other income, including the initial implementation of an enterprise-wide strategic product partner program.

The $41,153 (6%) decrease in commissions and fees expense for the nine months ended September 30, 2016 as compared to the 2015 period was directly correlated to the decrease in commissions and advisory revenue in our independent brokerage and advisory services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease because our representative earned reduced compensation based on the lower revenues produced.

The $1,161 (1%) increase in compensation and benefits expense for the nine months ended September 30, 2016 as compared to the 2015 period was primarily attributable to an increase of $4,481 in our independent brokerage and advisory services segment, as headcount grew 6% from the prior-year period. Compensation and benefits expense increased by $186 in the insurance brokerage segment, whereas such expense decreased by $3,382 in the Ladenburg segment.

The $1,930 (33%) decrease in non-cash compensation expense for the nine months ended September 30, 2016 as compared to the 2015 period was primarily attributable to a decrease of $1,389 in expense related to stock option grants made to Securities America financial advisors in connection with the 2011 acquisition, caused by the change in the fair value of the company's common stock and which became fully vested in the fourth quarter of 2015. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. The Company uses a Black-Scholes model to estimate fair value, which takes into account volatility, price and interest inputs. In addition, we estimate a forfeiture rate based on historical experience. The decrease in the price of our common stock has contributed to the decrease in our non-cash compensation expense related to grants made to advisors.

The $3,402 (22%) decrease in brokerage, communication and clearance fees expense for the nine months ended September 30, 2016 as compared to the 2015 period was driven by a decrease of $3,888 in our independent brokerage and advisory services segment due primarily to a renegotiated clearing agreement at one of our subsidiaries, which resulted in a clearing credit during the quarter ended September 30, 2016. This was partially offset by an increase of $539 in our Ladenburg segment due to a clearing credit received in the prior year. We expect brokerage, communication and clearance fees expense in future periods to benefit from more favorable terms and future clearing credits to be received under renegotiated clearing agreements.

The $353 (5%) decrease in rent and occupancy, net of sublease revenue, for the nine months ended September 30, 2016 as compared to the 2015 period was attributable to decreases of $284 in our Ladenburg segment, $216 in our independent brokerage and advisory services segment and $33 in our insurance brokerage segment, partially offset by an increase of $180 in our corporate segment.

The $71 (1%) increase in professional services expense for the nine months ended September 30, 2016 as compared to the 2015 period was primarily due to increases in our Ladenburg segment of $282 and our independent brokerage and advisory services segment of $72, partly offset by a decrease in our insurance brokerage segment of $214.

The $458 (12%) decrease in interest expense for the nine months ended September 30, 2016 as compared to the 2015 period primarily resulted from a decreased average debt balance. Our average outstanding debt balance was approximately $52,211 for the nine months ended September 30, 2016 as compared to $63,427 for the prior-year period. The average interest rate was 7.8% for the nine months ended September 30, 2016 as compared to 7.2% for the comparable 2015 period.

The $1,050 (5%) increase in depreciation and amortization expense for the nine months ended September 30, 2016 as compared to the 2015 period was attributable to increases of $796 in our independent brokerage and advisory services segment primarily due to new technology enhancements and $219 in our insurance brokerage segment primarily due to amortization of intangible asset related to an acquisition made in 2015.

The $746 (290%) increase in acquisition-related expense for the nine months ended September 30, 2016 as compared to the 2015 period was due to the higher expenses resulting from a September 2016 asset acquisition at Securities America and certain legal and settlement expenses arising from prior acquisitions.

The $3,450 (44%) decrease in amortization of retention and forgivable loans for the nine months ended September 30, 2016 as compared to the 2015 period was due primarily to a reduction in our independent brokerage and advisory services segment as a majority of the retention loans granted to financial advisors from the acquisition of Securities America matured in 2015.

The $3,468 (8%) increase in other expense for the nine months ended September 30, 2016 as compared to the 2015 period was primarily attributable to an increase of $4,430 in our independent brokerage and advisory services segment, driven by increases in legal and regulatory and error expense of $4,015, deferred compensation plan expense of $1,046, travel and entertainment expense of $381 and other office expense of $197, partly offset by decreases in financial advisor recruiting expense of $479, advertising of $285 and bad debt expense of $450. Our Ladenburg segment had a decrease of $257 in other expense due to a write-off of $855 that was recorded in the prior-year period related to the bankruptcy of a subtenant under a lease, bad debt expense of $687 and travel and entertainment expense of $200, partially offset by increases in legal and regulatory and error expense of $378 and conference and convention related expenses of $223. Other expense in our insurance brokerage and corporate segments also decreased by $366 and $339, respectively, for the nine months ended September 30, 2016 as compared to the comparable 2015 period.

We had income tax expense of $8,060 for the nine months ended September 30, 2016 as compared to an income tax benefit of $2,288 in the comparable 2015 period. For the nine months ended September 30, 2016 our income tax provision includes a discrete expense of $6,009 related to an increase in our valuation allowance and a discrete deferred tax benefit of $921 related to an overaccrual of deferred taxes applicable to goodwill in prior years. See Note 7 to our condensed consolidated financial statements.

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate for the 2016 period primarily related to the change in our assessment with respect to the realizability of our deferred tax assets resulting in no income tax benefit being recognized with respect to our pre-tax loss and a $6,009 deferred tax provision for an increase in the valuation allowance related to the deferred tax assets existing at December 31, 2015.

Liquidity and Capital Resources

Approximately 27% and 30% of our total assets at September 30, 2016 and December 31, 2015, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At September 30, 2016, each of Securities America, Triad, Investacorp, KMS and Ladenburg was subject to a $250 minimum net capital requirement. SSN was subject to a $804 minimum net capital requirement.

At September 30, 2016, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $8,602, Triad $10,796, Investacorp $5,719, KMS $4,685, SSN $6,030 and Ladenburg $17,210. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At September 30, 2016, Premier Trust had stockholders’ equity of $1,648, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

We have entered into equity distribution agreements under which we sold, and may sell, shares of our Series A Preferred Stock in “at the market” offerings under Rule 415 under the Securities Act of 1933. During the three and nine months ended September 30, 2016, we sold 789,468 and 1,161,895 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $19,266 and $28,303, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $422 and $682, respectively. As of September 30, 2016, approximately 1,428,290 shares remained available for issuance pursuant to the “at the market” offering.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either September 30, 2016 or December 31, 2015. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, sales of securities in public or private transactions, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of September 30, 2016.

Cash provided by operating activities for the nine months ended September 30, 2016 was $5,601, which primarily consisted of our net loss of $22,932 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, receivables from clearing brokers, receivables from other broker dealers and other assets, as well as increases in securities sold , but not yet purchased, at fair value and accounts payable and accrued liabilities, partially offset by increases in notes receivable from financial advisors, net, other receivables, net, and cash surrender value of life insurance decreases in accrued compensation and commissions and fees payable.

Cash provided by operating activities for the nine months ended September 30, 2015 was $2,579, which primarily consisted of our net loss of $8,986 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, other broker-dealers and notes receivable, other receivables, net and cash surrender value and other assets, as well as decreases in securities sold , but not yet purchased, at fair value and commissions and fees payable, offset by increases in receivables from clearing brokers, notes receivable from financial advisors, as well as decreases in accrued compensation, accrued interest, deferred compensation liability and accounts payable and accrued liabilities.

Investing activities used $6,190 for the nine months ended September 30, 2016, primarily due to the purchase of furniture, equipment and leasehold improvements for $4,998 and the acquisition of certain assets of Wall Street Financial Group for $1,192. Investing activities used $26,487 for the nine months ended September 30, 2015, resulting from the acquisitions of SSN and certain assets of Dalton Strategic Investment Services, Inc.

Financing activities used $12,099 for the nine months ended September 30, 2016, primarily due to payment of $22,514 of dividends on our Series A Preferred Stock, $13,554 used for common stock repurchases and retirements and $5,776 in payments of outstanding indebtedness that included a $3,693 repayment of outstanding notes related to the SSN acquisition and a $2,083 repayment of outstanding notes related to the KMS acquisition. This was partially offset by $2,648 from the issuance of common stock upon option exercises and under our employee stock purchase plan and $27,621 from the issuance of the Series A Preferred Stock under our “at the market” offering. Financing activities provided $35,369 for the nine months ended September 30, 2015, primarily due to $82,727 from the issuance of the Series A Preferred Stock under our “at the market” offering, $1,499 from the issuance of common stock upon option exercises and under our employee stock purchase plan and borrowing under a term loan of $500, partially offset by $16,287 in payments of outstanding indebtedness, including a $11,852 loan repayment of our 11% notes due 2016, a $2,425 repayment of outstanding notes related to the SSN acquisition and a $1,455 repayment of outstanding notes related to the KMS acquisition, payment of $20,773 of dividends on our Series A Preferred Stock and $11,837 of common stock repurchases.

At September 30, 2016, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $49,821 through January 2030, exclusive of escalation charges and a new lease entered into on March 28, 2016. See "Contractual Obligations" below for information relating to the lease amendment and new lease entered into after December 31, 2015. We have subleased vacant space under subleases to unrelated subtenants, some of whom are engaged in the financial services industry, which entitle us to receive rents aggregating approximately $202 through February 2020. Our Ladenburg subsidiary leased office space at 590 Madison Avenue, New York, New York in 1995 and the lease expired in June 2015. We sublet the space through June 2015. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. Accordingly, we recorded a charge of $1,323 for the nine months ended September 30, 2015.

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan was payable quarterly at 11% per year. The maturity date of the November 2011 Loan was November 4, 2016. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock at $1.68 per share, of which warrants to purchase 10,699,999 shares of our common stock were outstanding at September 30, 2016. The lenders under the November 2011 Loan included Frost Nevada Investments Trust (“Frost Nevada”), an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., and Vector Group, Ltd. (“Vector Group”), a principal shareholder. At September 30, 2016, outstanding principal amounts loaned by Frost Nevada and Vector Group were $15,120 and $1,680, respectively.

On October 26, 2016, holders of these warrants to purchase an aggregate of 10,699,999 shares of our common stock exercised such warrants in full. Each holder paid the exercise price by cancellation of indebtedness represented by the remaining balance of the promissory note held by such lender. Accordingly, promissory notes with an aggregate remaining outstanding balance of $17,976 were canceled and no indebtedness related to the November 2011 Loan remains outstanding. See Note 15 to our condensed consolidated financial statements.

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

Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. The Company continues to expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012, 2013, 2014, 2015 and 2016, resulting in the forgiveness of $2,143 aggregate principal amount of the loan in November of each period.

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

In connection with entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We expensed interest under the 2009 NFS agreement until such interest was forgiven. The principal balance of the 2009 forgivable loan was reduced to $0 in November 2015. The required conditions to forgiveness were met in November 2016 for the 2011 forgivable loan. Accordingly, we will recognize income in the fourth quarter of 2016 of $2,143 and $408 from the forgiveness of principal and interest, respectively, and the outstanding balances under 2011 forgivable loan was reduced to $4,286. We recognized income in the fourth quarter of 2015 of $3,929 and $619 from the forgiveness of principal and interest, respectively.

In November 2011, as part of the amendment of Ladenburg’s clearing agreement with NFS, NFS agreed to provide an annual credit of $1,000 to Ladenburg or another of our broker-dealers for a five-year period. Such credits were received in November 2012, November 2013, November 2014, November 2015 and November 2016. Such expense reduction must be repaid on a prorated basis if the clearing agreement is terminated prior to the end of the term. We have reflected the expense reduction ratably in our financial statements.

In July 2016, as part of an amendment to a clearing agreements between one of our broker-dealer subsidiaries and its clearing firm, the clearing firm has agreed to provide a credit of $2,000 in July 2017 and $2,250 in July 2018. We have reflected the expense reduction ratably in our financial statements.

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At September 30, 2016, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding.

Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings. We used approximately $25,400 of cash to finance the Highland acquisition.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions.

The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At September 30, 2016, the outstanding balance of these notes, net of a $251 discount, amounted to $4,321.

On January 2, 2015, we acquired all of the capital stock of SSN and a related company ("RCC"). The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At September 30, 2016, the outstanding balance of these notes, net of a $733 discount, amounted to $11,929. We paid an additional amount of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the acquisition closing date exceeded a targeted amount.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was made in November 2015 to permit the repurchase of an additional 10,000,000 shares. On November 7, 2016, an amendment to the stock repurchase program was approved to permit the repurchase of up to an additional 10,000,000 shares. As of September 30, 2016, 16,962,604 shares had been repurchased for $43,496 under the program, including 4,693,037 shares for $11,515 repurchased during the nine months ended September 30, 2016. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

We maintain inventories of trading securities. At September 30, 2016, the fair market value of our inventories was $3,646 in long positions and $676 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2016 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the third quarter of 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2016	500,000		$2.47	500,000	1,634,522
August 1 to August 31, 2016	591,447	(2)	2.38	575,000	1,059,522
September 1 to September 30, 2016	522,126		2.29	522,126	537,396
Total	1,613,573		$2.38	1,597,126

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board amended this repurchase program to permit the purchase of up to an additional 10,000,000 shares. On November 7, 2016, an amendment to the stock repurchase program was approved to permit the repurchase of up to an additional 10,000,000 shares. As of September 30, 2016, 16,962,604 shares had been repurchased for $43,496 under the program and 537,396 shares remain available for purchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

(2)	Includes approximately 16,447 shares surrendered to us in satisfaction of an option exercise issued under our Amended and Restated 1999 Incentive Compensation Plan.

Item 6. EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges, and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	November 7, 2016	By:	/s/ Brett H. Kaufman
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