Form 10-K
period 2016-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2017-03-16
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________
Form 10-K
________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
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

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE MKT on that date) held by non-affiliates of the registrant was approximately $234,394,947.

As of March 8, 2017, there were 194,026,224 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

ii

PART I

ITEM 1.  BUSINESS.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference.

General

We are a diversified financial services company engaged in independent brokerage and advisory services, investment banking, investment research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Securities Service Network, Inc. (“SSN”), Investacorp, Inc. (collectively with related companies, “Investacorp”), KMS Financial Services, Inc. (“KMS”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”), Highland Capital Brokerage, Inc. (“Highland”), and Premier Trust, Inc. (“Premier Trust”). We acquired Highland and KMS in 2014 and we acquired SSN in 2015. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

Ladenburg’s legacy investment banking business is generally more volatile and subject to the cycles of the equity capital markets than our independent broker-dealer subsidiaries, but historically has enjoyed strong operating margins in periods of good market conditions. Our goal has been to build sufficient scale in our independent brokerage business, with the accompanying more steady cash flows it can produce, so regardless of capital market conditions, we as a firm can generate significant operating cash flow to create value for our shareholders.

The appealing growth profile of the independent brokerage and advisory business has been a key factor in setting our strategic path. The independent channel plays an important role in providing independent retail advice, financial planning and investment solutions to “Main Street” Americans - “mass affluent” households and individuals, which we define as individuals and households with $100,000 to $1,500,000 in investible assets. We believe that this market is underserved by the wirehouse and regional brokerage firms. As of December 31, 2016, our independent brokerage and advisory business served clients with $137 billion in assets under administration through our approximately 4,000 financial advisors.

The independent brokerage and advisory channel has expanded significantly over the past decade, driven in large part by demographic trends, including the graying of America, the retirement of the baby boomer generation and the expected transfer of retirement assets from 401(k) and group plans to individual retirement accounts ("IRAs"). The increasing responsibility of individuals to plan for their own retirement has created demand for the financial advice provided by financial advisors in the independent channel, who are not tied to a particular firm’s proprietary products. These developments have been occurring against a backdrop of the steady migration of client assets and advisors from the wirehouse, insurance and bank channels to the independent channel.

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

Highland is a leading independent insurance brokerage firm that delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers.

Premier Trust, a Nevada trust company, provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. We acquired Premier Trust in September 2010 to provide our network of independent financial advisors with access to a broad array of trust services. This, together with our 2014 Highland acquisition, were important strategic steps in our efforts to meaningfully differentiate our independent broker-dealer platform by the breadth of the products and services we offer to our advisors.

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

Business Segments

We have three operating segments: (i) the independent brokerage and advisory services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent brokerage and advisory services segment includes the broker-dealer and investment advisory services provided by our independent broker-dealer subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long- term care solutions to investment and insurance providers. See Note 19, "Segment Information," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for information regarding revenue, income (loss) before income taxes, EBITDA, as adjusted, identifiable assets, depreciation and amortization, interest, capital expenditures, and non-cash compensation for our three operating segments.

Independent Brokerage and Advisory Services Segment

Overview

Securities America, Triad, SSN, Investacorp and KMS are independent broker-dealers and registered investment advisors, whose independent contractor financial advisors offer securities brokerage and advisory services to their clients, which may include packaged products such as mutual funds, variable and fixed annuities and advisor managed accounts. Revenues generated by our independent brokerage and advisory services segment represented approximately 91%, 90% and 89% of our total revenues for 2016, 2015 and 2014, respectively.

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

Each financial advisor is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities or advisory business in which he or she engages, and to register in the various states in which he or she has customers. Each of our independent broker-dealers is responsible for supervising all of its financial advisors wherever they are located. We can incur substantial liability from improper actions of any of these financial advisors. See Item 1A. "Risk Factors - Risks Relating to our Business" below.

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

Strategy for our Independent Brokerage and Advisory Services Business

We focus on increasing our independent broker-dealer networks of financial advisors, revenues and client assets as described below:

•
Provide our advisors with a differentiated independent platform. We believe we have built a meaningfully differentiated platform by offering our independent financial advisors the unique and valued benefits of access to Ladenburg’s wealth management division, capital markets products, investment banking services, proprietary investment research and fixed income trading desk, Highland's insurance solutions and Premier Trust's trust services and planning capabilities.

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

•
Expand our financial advisor base through recruiting and acquisitions.  Each of our independent broker-dealers actively recruits experienced financial professionals. These efforts are supported by advertising, targeted direct mail and outbound telemarketing. Our independent broker-dealers’ recruitment efforts are enhanced by their ability to serve a variety of independent advisor models, including independent financial advisors, registered investment advisors and independent registered investment advisors. Securities America has developed strong expertise in transitioning large groups of financial advisors as part of transactions whereby the firm acquires certain assets of small broker-dealer firms. Securities America has completed ten such deals since 2008, including two in 2016, and has developed detailed processes, led by a cross-departmental team of more than 25 people, to transition such groups effectively. We anticipate there will continue to be opportunities to acquire groups of financial advisors through transactions of this type, or otherwise, as increasing compliance costs disproportionately impact smaller broker-dealers and the level of services and resources they can provide to their advisors.

•
Acquire independent brokerage firms and complementary businesses. We also may pursue the acquisition of other independent brokerage firms and other complementary businesses. Our ability to realize growth through acquisitions depends, among other things, on the availability of suitable candidates and our ability to successfully negotiate favorable terms. There can be no assurance that we will be able to consummate any such acquisitions. Further, the costs associated with the integration of new businesses and personnel may be greater than anticipated.

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

Premier Trust

Founded in 2001, Premier Trust is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with more than $1.0 billion in assets under administration at December 31, 2016. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. Working in combination with a client’s legal and other professional advisors, Premier Trust’s professionals assist with every aspect of planning, including income and estate taxes, retirement, succession of the family business, transferring assets to future generations and asset protection.

Ladenburg Segment

Ladenburg is a full-service broker-dealer that provides investment banking, sales and trading and investment research to its corporate and institutional clients and high net-worth individuals.

Investment Banking Activities

Ladenburg's investment banking professionals provide corporate finance and strategic and financial advisory services to public and private companies, primarily those companies with market capitalizations below $500 million, which we refer to as middle-market companies.

Ladenburg provides these middle-market companies with capital raising and strategic advisory services throughout their growth cycles. Ladenburg offers its clients a high level of attention from senior personnel and has designed its organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients. Ladenburg's 14 investment banking professionals serve clients nationwide and worldwide.

Corporate Finance

Ladenburg's corporate finance group provides capital origination services and merger and acquisition advice primarily to middle-market companies. Ladenburg's investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg's ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the capital markets are not consistently favorable, we expect that Ladenburg will participate in follow-on offerings, registered direct offerings, PIPEs and other private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the registered direct and PIPEs areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2016, we participated in 61 underwritten offerings that raised an aggregate of approximately $5.7 billion. In 2016, Ladenburg placed 11 registered direct and PIPE offerings, which raised an aggregate of approximately $276 million for clients in the health-care, biotechnology, energy and other industries.

Ladenburg seeks to capitalize on its distribution network by focusing on yield-oriented equities, which have been attractive to both institutional and retail investors. The yield-oriented equity business has developed in recent years in response to the low interest rate environment.

Our yield-oriented equity bankers focus primarily on three specific areas: mortgage and equity real estate investment trusts (REITs), business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg has become a leader in syndicating these products to institutional investors as well as other retail and independent firms. Since 2014, Ladenburg has participated as a manager in 131 offerings of these products, which raised over $16.5 billion.

Similarly, Ladenburg also has dedicated investment bankers focused on health-care and biotechnology companies, as well as the energy, utilities and technology sectors. From 2014 through 2016, Ladenburg participated as a manager in 83 offerings, which raised over $4.6 billion in the health-care and biotechnology sectors.

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

Ladenburg’s sales and trading operation distributes our investment research product and communicates our proprietary investment recommendations to our growing base of institutional investors. Also, our sales and trading staff executes equity trades on behalf of our clients and sells the securities of companies for which we act as an underwriter.

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

We have established a broad institutional client base through a consistent focus on the investment and trading objectives of our clients. Our sales and trading professionals work closely with our investment research staff to provide insight and differentiated investment advice to institutional clients nationwide.

We believe that our investment research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other investment banks that do not have our middle-market emphasis. In recent years, many investment banks have reduced investment research coverage and market making activities for companies with market capitalizations below certain thresholds. However, we continue to commit research and sales and trading resources to smaller-capitalization companies with the belief that institutional investors will value such specialized knowledge and service.

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

Research Services

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department provides research coverage on approximately 180 companies and closed-end funds, specializing in small- to mid-cap companies in the power and electric utilities, energy exploration and production, biotechnology, personalized medicine, medical devices, specialty pharmaceutical, healthcare services, medical technology and internet and software services industries; MLPs, BDCs and mortgage and equity REITs; and other companies on a special situations basis. Ladenburg’s research coverage may expand to additional sectors in the future. Ladenburg provides its research on a fee basis to certain institutional accounts and makes it available to the financial advisors at all of our broker-dealer subsidiaries.

Our research department:

•	reviews and analyzes general market conditions and industry groups;

•	issues written reports on companies;

•	furnishes information to retail and institutional customers; and

•	responds to inquiries from customers and account executives.

Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor offering various asset management products utilized by Ladenburg clients, as well as clients of our independent broker-dealers' financial advisors. LTAM serves as our internal wealth management group and plays an important role in supporting the growth of the advisory businesses at our independent firms. At December 31, 2016, LTAM had approximately $2.1 billion of assets under management and more than 12,000 client accounts.

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

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our broker-dealer subsidiaries do not hold funds or securities for their customers. Instead, each of Ladenburg, Triad and Investacorp use the services of National Financial Services LLC (“NFS”), a Fidelity Investments® company, as its clearing agent on a fully disclosed basis. Each of Securities America and SSN use the services of NFS and Pershing LLC ("Pershing"), a subsidiary of the Bank of New York Mellon Corporation, as its clearing agent on a fully disclosed basis. KMS uses the services of Pershing as its clearing agent on a fully disclosed basis. The clearing agents process all securities transactions and maintain customer accounts on a fee basis. SIPC coverage protects client accounts up to $500,000 per customer, including up to $250,000 for cash. Each of NFS and Pershing also maintains excess securities bonds, “Excess SIPC,” providing additional protection. Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for the brokerage activities of our broker-dealer subsidiaries. The clearing agent also lends funds to customers of our broker-dealer subsidiaries through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify each clearing agent for losses it may incur on these credit arrangements.

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

Seasonality and Cyclical Factors

Seasonality generally does not impact our results. Our revenues may be adversely affected by cyclical factors, such as financial market downturns and low interest rates, as well as downturns or recessions in the United States or global economies. These downturns may cause investor concern, which results in fewer investment banking transactions, lower asset values and less investing by institutional and retail investors, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

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

A growing number of brokerage firms offer online trading and web-based financial services, usually with lower levels of service, which has further intensified the competition for retail brokerage customers. Our broker-dealer subsidiaries currently do not offer any online trading services to their customers, although they offer online account access so their customers can review their account balances and activity. Our broker-dealer subsidiaries also provide access to a proprietary online wealth management tool.

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

In April 2016, the DOL issued regulations (the “DOL Rule”) expanding the definition of who is deemed an “investment advice fiduciary” under ERISA, as a result of giving investment advice to a “plan,” “plan participant” or “beneficiary,” as well as under the Internal Revenue Code for IRAs and non-ERISA plans (collectively, “qualified plans”). As a result of adopting a new definition of “fiduciary” under ERISA, the DOL Rule extends fiduciary status to many investment professionals that have not been considered fiduciaries previously and to many activities, including IRA rollovers. A fiduciary is subject to strict duties to act solely in the interests of plan participants and beneficiaries and is personally liable to the ERISA plan for breaches in its discharge of its duties. The DOL Rule also contains exemptions, including the Best Interest Contract exemption (the “BIC Exemption”) and the Principal Transactions in Certain Assets exemption (the “Principal Transactions Exemption”), allowing investment professionals that will become fiduciaries to operate under business models that would otherwise be prohibited, subject to compliance with new conditions. To rely on these exemptions, our broker-dealer subsidiaries will be required to: (i) act under defined impartial conduct standards that are in the best interest of our client; (ii) adopt certain anti-conflict policies and procedures; (iii) provide disclosure of certain information relating to fees, compensation and defined “material conflicts of interest;” (iv) provide a written acknowledgment of fiduciary status; and (v) for IRAs and non-ERISA plans, enter into an enforceable contract with our client that contains extensive warranties and does not allow exculpatory provisions waiving the client’s rights and remedies, including the right to participate in a class action in court.

The DOL Rule became effective as of June 7, 2016, with phase-in of the fiduciary definition not applicable until April 10, 2017, and with phase-in of the BIC Exemption and Principal Transactions Exemption not applicable until January 1, 2018. On March 2, 2017, the DOL published a proposed rule to delay implementation of the DOL Rule for a period of 60 days. The DOL Rule could be further delayed or revised. However, until there is some definitive action impacting the DOL Rule, we intend to continue to pursue necessary changes. Political changes may impact the degree and timing of the effect of the DOL Rule on our business in ways which cannot now be anticipated and may further impact the products and services offered by our financial advisors.

Qualified accounts, particularly IRA accounts, comprise a significant portion of our business. Accordingly, if the DOL Rule is not delayed or amended, we expect that compliance with the DOL Rule and reliance on the BIC Exemption and the Principal Transactions Exemption would negatively impact our results of operations, including the impact of increased legal, compliance, information technology and other costs. Also, we expect to face enhanced legal risks in connection with compliance with the DOL Rule.

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

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, implement specialized employee training programs, designate an anti-money laundering compliance officer and be subject to periodic audits by an independent party to test the effectiveness of such compliance. We have established policies, procedures and systems designed to comply with these regulations.

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

Net Capital Requirements

Approximately 27% of our total assets at December 31, 2016 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

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

Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by the Net Capital Rule and at December 31, 2016, each had a $250,000 minimum net capital requirement. At December 31, 2016, Securities America had regulatory net capital of $5,192,000, Triad had regulatory net capital of $11,262,000, Investacorp had regulatory net capital of $7,293,000, KMS had regulatory net capital of $5,517,000 and Ladenburg had regulatory net capital of $22,523,000. See Note 5, "Net Capital Requirements," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a discussion of a net capital deficiency at Triad.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at December 31, 2016, it had net capital of $7,739,000, which was $6,918,000 in excess of its required net capital of $821,000, and had a net capital ratio of 1.59 to 1.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholder’s equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2016, Premier Trust had stockholder’s equity of approximately $1,766,000, including at least $250,000 in cash.

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

Personnel

At December 31, 2016, we had 1,299 full-time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We incurred significant losses in 2016, 2015 and in various prior years. We cannot assure you that we will achieve profitability or have positive cash flow on either a quarterly or annual basis. If we are unable to achieve and sustain our profitability, it would have a material adverse effect on our business and results of operations.

We have a significant amount of debt and preferred stock outstanding, which limits cash flow available for operations and may impair our ability to obtain additional financing.

As of December 31, 2016, our total debt was approximately $26 million and we had 15,844,916 shares of Series A Preferred Stock outstanding. Our substantial amount of indebtedness and preferred stock outstanding:

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

Our advisors' clients control their assets maintained with us. These clients can terminate their relationships, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

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

Any failure or interruption of our systems, the systems of our clearing brokers, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. Also, our clearing brokers provide our principal disaster recovery system. We also are implementing new technology platforms and failures in connection with such implementation may cause disruption to our operations, which could result in liability and reputational damage. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, cyberattacks, unauthorized access, viruses, human error, terrorism, or otherwise, or that our or our clearing brokers' back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

Our operational systems and networks have been, and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.

The secure transmission of confidential information over public networks is a critical element of our operations. A portion of our business is conducted through the Internet, mobile devices and our internal computer systems. We rely on technology to provide the security necessary to effect secure transmission of confidential information over the Internet. Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of our advisors and their clients, and to the protection of our proprietary information and client information. We rely on our advisors and employees to comply with our policies and procedures to safeguard confidential data. The failure of our advisors and employees to comply with such policies and procedures could result in the loss or wrongful use of their clients’ confidential information or other sensitive information. The increased use of mobile and cloud technologies can heighten these and other operational risks. Also, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures could wrongfully use our confidential information or the confidential information of our advisors' clients, or cause interruptions or malfunctions in our operations and we may not be able to detect such breaches for an extended period of time. During such time, we may not know the extent of the harm or how best to remediate it and certain errors or actions may be repeated or compounded before they are discovered and rectified, all or any of which would further increase the costs and consequences of a cyberattack.

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

Certain of our subsidiaries have been subject to some of the penalties listed above. For instance, in July 2016, one of our broker-dealer subsidiaries entered into an agreement with FINRA under which it agreed to a censure and other relief. The imposition of any of the penalties listed above could have a material adverse effect on our operating results and financial condition.

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
FINRA has identified rollovers of client assets from group retirement plans to IRAs as an area of increased scrutiny. FINRA has announced that its periodic regulatory examinations of broker-dealers will focus on this area, including compliance with regulations regarding suitability, conflicts of interest, disclosures to clients and supervision. This enhanced regulatory focus may discourage rollovers of assets into IRAs, which would negatively impact our results of operations. Qualified accounts, specifically IRAs, make up a significant portion of our client assets.
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
As discussed in Item 1,"Business - Government Regulation," the DOL Rule significantly expands the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries. The DOL Rule focuses on conflicts of interest related to investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts and other types of ERISA clients as well as how financial advisors are able to discuss IRA rollovers. The DOL Rule is currently generally applicable in April 2017, with certain requirements becoming applicable on January 1, 2018. However, on March 2, 2017, the DOL published a proposed rule to delay implementation of the DOL Rule for a period of 60 days.

The DOL Rule could be further delayed or revised. If not delayed or revised, we expect that the DOL Rule would impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts. Because qualified retirement accounts and IRAs make up a significant portion of our business, we expect that implementation of the DOL Rule and related exemptions will negatively impact our results, including the impact of increased expenditures related to legal, compliance, information technology and other costs.

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

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. Also, under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2016, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier Trust exceeded its minimum stockholder's equity requirement. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid inflation of the broker-dealer’s net capital. The Net Capital Rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the Net Capital Rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. During the fourth quarter of 2009 and the first quarter of 2016, Triad had a short-term net-capital deficiency. See Note 5, "Net Capital Requirements," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

Furthermore, we may not be able to retain all of the employees or financial advisors we acquire as a result of these transactions. If we are unable to effectively address these risks, we may be required to restructure the acquired businesses or write-off the value of some or all of the assets of the acquired business. If we are unable to successfully integrate acquired businesses into our existing business and operations in the future, it could have a material adverse effect on our liquidity, cash flows and results of operations.

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

The trading price of our common stock, as reported by the NYSE MKT, has ranged from a low of $1.63 to a high of $2.87 per share for the 52 week period ended December 31, 2016. The trading price of our Series A Preferred Stock, as reported by the NYSE MKT, has ranged from a low of $20.57 to a high of $25.17 per share for the 52 week period ended December 31, 2016. We expect that the market price of our common stock and Series A Preferred Stock will continue to fluctuate significantly.

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

At March 7, 2017, our named executive officers, directors and their affiliates, beneficially owned approximately 46.75% of our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

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

At December 31, 2016, we had outstanding 194,057,738 shares of common stock, options and warrants to purchase a total of 41,191,772 shares of common stock and 15,844,916 shares of our Series A Preferred Stock. We are authorized to issue up to 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock and are able to issue a significant number of additional shares without obtaining shareholder approval.

If we issue additional shares, or if our existing shareholders exercise their outstanding options and warrants, our other shareholders may be significantly diluted, which means that they would own a smaller percentage of our company.

We may issue preferred stock with preferential rights that may adversely affect your rights.

The rights of our shareholders will be subject to and may be adversely affected by the rights of holders of any preferred stock that we may issue in the future. Our articles of incorporation authorize our board of directors to issue up to 50,000,000 shares of “blank check” preferred stock and to fix the rights, preferences, privilege and restrictions, including voting rights, of these shares without further shareholder approval.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137, where we have leased approximately 14,050 square feet of office space. The lessor is Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder. Our lease was renewed in March 2013 and now expires in February 2018.
The Ladenburg segment’s principal executive offices are located at 570 Lexington Avenue, 11th floor, New York, New York 10022, where it subleases approximately 38,000 square feet of office space under a lease that expires in April 2017. Ladenburg entered into a sublease for space at 277 Park Avenue, 26th floor, New York, New York 10017 in December 2016, where it subleases approximately 23,000 square feet of office space commencing February 1, 2017 through January 20, 2021. Ladenburg previously occupied office space at 590 Madison Avenue, New York, New York; Ladenburg previously subleased all of this space to three unrelated parties on various terms that provided for sublease payments to Ladenburg of approximately $807,000 through June 2015, when the lease expired. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. As a result, Ladenburg wrote-off a receivable from subtenant of $855,000 and incurred additional rent expense due to default by subtenant of $468,000 during 2015. Ladenburg also operates branch offices in leased office space. Such branch offices are located in Miami, Naples and Boca Raton, Florida, Boston, Massachusetts, Calabasas and Irvine, California, Melville, New York and Westhampton Beach, New York.
Our independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise. Information regarding the principal executive offices used in our independent brokerage and advisory services segment is listed below:

Subsidiary	Location	Approximate Square Footage	Lease Expiration Date
Securities America	La Vista, NE	81,424	January 2030
Triad	Norcross, GA	21,835	February 2025
SSN	Knoxville, TN	15,000	March 2020 (1)
Investacorp	Miami, FL	11,475	September 2020 (2)
KMS	Seattle, WA	8,575	September 2024
Premier Trust	Las Vegas, NV	14,455	September 2019

(1)	The lessor is Cogdill Capital LLC, an entity of which SSN's CFO and CEO are members.

(2)	The lessor is Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder.

Highland's principal executive offices, which are used for our insurance brokerage segment, are located in Birmingham, Alabama, where it leases approximately 15,300 square feet under a lease that expires in April 2021. Highland also maintains regional offices in leased office space at various locations in the U.S.
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

Our common stock trades on the NYSE MKT under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2016		2015
Period	High	Low	High	Low
First Quarter	$2.72	$1.86	$4.08	$3.80
Second Quarter	2.80	2.25	3.97	3.23
Third Quarter	2.56	2.07	3.50	1.80
Fourth Quarter	2.87	1.63	3.28	2.07

Our Series A Preferred Stock trades on the NYSE MKT under the symbol “LTS PrA.”

Holders

At March 4, 2017, there were approximately 3,193 record holders of our common stock.

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

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the fourth quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2016	499,297	$2.24	499,297	38,099
November 1 to November 30, 2016	38,099	2.04	38,099	10,000,000
December 1 to December 31, 2016	—	—	—	10,000,000
Total	537,396	$2.22	537,396

(1)
On March 19, 2007, we announced that our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended this repurchase program to permit the purchase of up to an additional 5,000,000 shares. In November 2014, our board amended this repurchase program to permit the purchase of up to an additional 10,000,000 shares. In November 2016, an amendment to the stock repurchase program was approved to permit the purchase of up to an additional 10,000,000 shares. As of December 31, 2016, 17,500,000 shares had been repurchased for $44,690 under the program and 10,000,000 shares remain available for purchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2016	2015	2014		2013	2012
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$1,106,953	$1,152,118	$921,253	(1)	$793,116	$650,111
Total expenses	1,119,023	1,163,868	911,259		790,591	672,114
(Loss) income before item shown below	(12,070)	(11,750)	9,994		2,525	(22,003)
Change in fair value of contingent consideration	(216)	55	12		(121)	7,111
(Loss) income before income taxes	(12,286)	(11,695)	10,006		2,404	(14,892)
Net (loss) income	(22,311)	(11,213)	33,352		(522)	(16,354)
Per common and equivalent share:
(Loss) income per common share - basic	$(0.29)	$(0.21)	$0.09		$(0.04)	$(0.09)
(Loss) income per common share - diluted	$(0.29)	$(0.21)	$0.08		$(0.04)	$(0.09)
Basic weighted average common shares	182,987,850	183,660,993	182,768,494		182,295,476	183,572,582
Diluted weighted average common shares	182,987,850	183,660,993	206,512,437		182,295,476	183,572,582
Balance Sheet Data:
Total assets	$546,003	$574,105	$510,758		$360,820	$338,129
Total liabilities	183,502	198,074	174,287		167,407	286,908
Shareholders’ equity	362,474	376,002	336,460		193,361	51,221
Other Data:
Book value per common share	$1.87	$2.06	$1.82		$1.06	$0.28

(1)
Includes $26,164 of revenue from Highland (acquired July 31, 2014) and $19,840 of revenue from KMS (acquired October 15, 2014). See Note 3, "Acquisitions," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except share and per share amounts)

Overview

We are a diversified financial services company engaged in independent brokerage and advisory services, investment banking, investment research, institutional sales and trading, asset management services, wholesale life insurance brokerage and trust services through our principal subsidiaries, Securities America, Triad, SSN, Investacorp, KMS, Ladenburg, LTAM, Highland and Premier Trust. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

During the three years ended December 31, 2016, in connection with acquisitions, we issued 3,981,684 shares of common stock and incurred $60,600 of indebtedness related to acquisitions, of which $22,231 was outstanding as of December 31, 2016.

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

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of our broker-dealer subsidiaries introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for our broker-dealer subsidiaries' proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $57, $11 and $47 for the years ended December 31, 2016, 2015 and 2014, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $4,396 at December 31, 2016 and $1,358 at December 31, 2015 for potential losses. See Note 13, "Commitments and Contingencies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. However, in the past we have been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

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

Valuation of Deferred Tax Assets.  We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax liability as of December 31, 2016, which consists principally of the tax benefit of net operating loss carryforwards, compensation charges related to equity instruments and deferred compensation liabilities, offset by intangible assets and goodwill, amounted to $10,642. After consideration of all the evidence, both positive and negative, we have determined that it was more likely than not that deferred tax assets would not be realized and we established a full valuation allowance against our deferred tax assets. See Note 11, "Income Taxes," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

The following table includes a reconciliation of net (loss) income attributable to the Company as reported to EBITDA, as adjusted:

	Year Ended December 31,
	2016		2015		2014
Total revenues	$1,106,953		$1,152,118		$921,253
Total expenses	1,119,023		1,163,868		911,259
(Loss) income before income taxes	(12,286)		(11,695)		10,006
Net (loss) income attributable to the Company	(22,269)		(11,151)		33,433
Reconciliation of net income (loss) attributable to the Company to EBITDA:
Net (loss) income attributable to the Company	(22,269)		(11,151)		33,433
Less:
Interest income	(672)		(254)		(245)
Change in fair value of contingent consideration	216		(55)		(12)
Add:
Loss on extinguishment of debt	—		252		548
Interest expense	4,262		5,169		6,990
Income tax expense (benefit)	10,025		(482)		(23,346)
Depreciation and amortization	28,334		27,077		18,397
Non-cash compensation expense	5,311		8,759		10,541
Amortization of retention and forgivable loans	5,472		9,238		11,041
Financial advisor recruiting expense	1,882		2,387		1,489
Acquisition-related expense	1,357		940	(3)	2,342
Other	1,853	(1)	2,165	(2)	—
EBITDA, as adjusted	$35,771		$44,045		$61,178

(1) Includes loss on severance costs of $755, excise and franchise tax expense of $508 and compensation expense that may be paid in stock of $586 for the twelve months ended December 31, 2016.

(2) Includes loss on write-off of receivable from subtenant of $855, compensation expense that may be paid in stock of $532, rent expense due to default by subtenant of $468 and excise and franchise tax expense of $310 for the twelve months ended December 31, 2015.

(3) Includes $409 for acquisition-related expense that was previously included in professional services expense and other expense for the twelve months ended December 31, 2015.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance cost and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, (loss) income before income taxes, net (loss) income and cash flows provided by (used in) operating activities.

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

	Year Ended December 31,
	2016	2015	2014
Revenues:
Independent Brokerage and Advisory Services (1)	$1,003,282	$1,035,365	$816,581
Ladenburg	49,425	61,841	73,298
Insurance Brokerage (4)	50,483	49,573	26,164
Corporate	3,763	5,339	5,210
Total revenues	$1,106,953	$1,152,118	$921,253

Income (loss) before income taxes:
Independent Brokerage and Advisory Services (1)	15,071	7,735	10,520
Ladenburg	(3,674)	3,095	14,846
Insurance Brokerage (4)	(6,074)	(6,701)	(841)
Corporate (2)	(17,609)	(15,824)	(14,519)
Total loss before income taxes	$(12,286)	$(11,695)	$10,006

EBITDA, as adjusted (3)
Independent Brokerage and Advisory Services (1)	47,977	46,462	50,596
Ladenburg	(1,676)	6,052	16,174
Insurance Brokerage (4)	2,255	1,170	2,315
Corporate	(12,785)	(9,639)	(7,907)
Total EBITDA, as adjusted	$35,771	$44,045	$61,178

(1)	Includes KMS from October 15, 2014 and SSN from January 2, 2015.

(2)	Includes interest expense, compensation, professional fees and other general administrative expenses.

(3)
See Note 19, "Segment Information," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a reconciliation of (loss) income before income taxes to EBITDA, as adjusted.

(4)	Includes Highland from July 31, 2014.

Year ended December 31, 2016 compared to year ended December 31, 2015

For the fiscal year ended December 31, 2016, we had a net loss attributable to the Company of $22,269 as compared to net loss attributable to the Company of $11,151 for the fiscal year ended December 31, 2015, primarily due to a $10,507 increase in income tax expense. Net loss attributable to the Company in 2016 was also impacted by decreased commissions and marketing revenues from sales of alternative investments, variable annuities and mutual fund products in our independent brokerage and advisory services segment and a decline of $11,979 in equity capital raising for small and mid-cap public companies in our Ladenburg segment, which has higher margins than our other segments. Net loss attributable to the Company also increased due to additional expenses in 2016 related to business expansion, technology investment and preparation for compliance with the DOL Rule. See Item 1. "Business - Government Regulation" above for a discussion of the DOL Rule and possible effects on our business.

Total revenues for 2016 decreased by $45,165 (4%) from 2015. Total revenues for 2016 were impacted by decreases in commissions of $46,682 and investment banking revenue of $9,692. This decrease in total revenues was partially offset by increases in interest and dividends of $6,414, service fees and other income of $3,135, advisory fees of $1,515 and principal transactions of $145. Our independent brokerage and advisory services segment revenues decreased by $32,083 (3%) from 2015 mainly driven by a decline in commissions, as discussed below. Our Ladenburg segment revenues decreased by $12,416 (20%) from 2015 as a result of lower investment banking revenue due to a continued decline in equity capital raising as compared to 2015. Our insurance brokerage segment revenues increased by $910 (2%) in 2016 as compared to the prior year, primarily driven by increased commissions from institutional accounts.

Total expenses for 2016 decreased by $44,845 (4%) from 2015, primarily due to the decline in revenue and reflecting expense reduction efforts. Total expenses for 2016 included decreases in commissions and fees expense of $39,842, brokerage, communication and clearance fee expense of $5,008, amortization of retention and forgivable loans of $3,766, non-cash compensation of $3,448, interest expense of $907, rent and occupancy expense, net of sublease revenue, of $124 and loss on extinguishment of debt of $252. The decreased 2016 total expenses described above were partially offset by increases in compensation and benefits expense of $2,806, other expense of $3,238, depreciation and amortization expense of $1,257, acquisition related expense of $417 and professional services expense of $784. Notwithstanding the overall decrease in expenses, we incurred additional expenses in 2016 related to business expansion, technology investment and preparation for compliance with the DOL Rule.

The $46,682 (8%) decrease in commissions revenue for 2016 as compared to 2015 was primarily attributable to an industry-wide decline in sales of alternative investments, variable annuities and mutual fund products resulting from volatile markets, investor uncertainty in the low interest rate environment and the impact of the DOL Rule. Our independent brokerage and advisory services segment commissions revenue decreased by $44,437 (9%) in 2016 from 2015. Our Ladenburg segment commissions revenue decreased by $2,974 (17%) and our insurance brokerage segment commissions revenue increased by $729 (1%) in 2016 as compared to the prior year.

The $1,515 (0.3%) increase in advisory fees revenue in 2016 as compared to 2015 was primarily attributable to a $2,489 increase in our independent brokerage and advisory services segment, due to improved market conditions and higher average advisory assets, partly offset by a decrease of $887 in our Ladenburg segment. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. As of December 31, 2016, our advisory assets have increased by 15% as compared to December 31, 2015. Total advisory assets under management at December 31, 2016 were approximately $57,800,000 as compared to $50,100,000 at December 31, 2015.

The $9,692 (28%) decrease in investment banking revenue for 2016 as compared to 2015 was primarily driven by a $11,979 decrease in capital raising revenue, partially offset by a $2,286 increase in strategic advisory services revenue. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services.
Revenue from capital raising activities was $21,036 for the fiscal year ended December 31, 2016 as compared to $33,015 for the prior year, resulting from a significant decline in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue increased by $2,286 to $4,417 for 2016 as compared to $2,131 for 2015.

The $145 (24%) increase in principal transactions revenue in 2016 as compared to 2015 was driven by our independent brokerage and advisory services and Ladenburg segments, which increased by $99 (39%) and $46 (5%), respectively, due to an increase in the market value of the firm's investments and gains incurred upon liquidation of other investments.

The $6,414 (167%) increase in interest and dividends revenue for 2016 as compared to 2015 was driven by increased revenue from our cash sweep program. Interest revenue from our cash sweep program was $7,985 for the year ended December 31, 2016, as compared to $1,994 for the prior year, resulting from the implementation of a new cash sweep program during April 2015 and September 2015 that applies to certain client cash balances at five of our broker-dealer subsidiaries. We expect to implement additional cash sweep programs in 2017. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At December 31, 2016, cash balances included in client assets were approximately $4,824,000, including approximately $3,506,000 participating in our current cash sweep program. Item 1A. "Risk Factors - Risk Factors Relating to Our Business - Significant interest rate changes and the termination of our cash sweep agreement could affect our profitability and financial condition" above.

The $3,135 (3%) increase in service fees and other income in 2016 as compared to 2015 was primarily driven by an increase of $4,075 in our independent brokerage and advisory services segment, primarily due to increases in affiliation fees of $1,194, errors and omissions insurance revenue of $1,165 and trading related fees of $789. During 2016, we implemented initiatives that we anticipate will increase service fees and other income, including the initial implementation of an enterprise-wide strategic product partner program.

The $39,842 (5%) decrease in commissions and fees expense for 2016 as compared to 2015 was directly correlated with the decrease in advisory fee and commission revenue in our independent brokerage and advisory services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease because our representatives earn reduced compensation based on the lower revenues produced.

The $2,806 (2%) increase in compensation and benefits expense for 2016 as compared to 2015 was attributable to an increase of $5,903 in our independent brokerage and advisory services segment, as headcount grew 5% from the prior year, partially offset by a decrease of $4,737 in our Ladenburg segment due to lower revenues. Compensation and benefits expense in our insurance brokerage segment increased by $326 due to higher revenues.

The $3,448 (39%) decrease in non-cash compensation expense for 2016 as compared to 2015 was primarily attributable to a decrease of $2,809 in expense related to stock option grants made to Securities America financial advisors in connection with the 2011 acquisition, caused by the change in fair value of the company's common stock which became fully vested in the fourth quarter of 2015. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. The Company uses a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience. The decrease in the price of our common stock has contributed to the decrease in our non-cash compensation expense related to grants made to advisors.

The $5,008 (24%) decrease in brokerage, communication and clearance fees expense for 2016 as compared to 2015 was driven by a decrease of $5,510 in our our independent brokerage and advisory services segment, primarily due to renegotiated clearing agreements at our subsidiaries including the receipt of clearing credits by one of our subsidiaries. This was partially offset by an increase of $570 in our Ladenburg segment due to a clearing credit received in the prior year.

The $124 (1%) decrease in rent and occupancy, net of sublease revenue, for 2016 as compared to 2015 was attributable to decreases of $46 in our independent brokerage and advisory services segment, $283 in our Ladenburg segment and $10 in our insurance brokerage segment, partly offset by an increase of $216 in our corporate segment. We expect estimated savings of $500 in 2017 due to expected lower expense from Ladenburg's new New York City headquarters office and our smaller Miami corporate headquarters office.

The $784 (6%) increase in professional services expense for 2016 as compared to 2015 was attributable to increases at our independent brokerage and advisory services segment of $1,145 and our corporate segment of $109 mainly driven by higher legal fees, partly offset by a decrease in our insurance brokerage segment of $252 and our Ladenburg segment of $218.

The $907 (18%) decrease in interest expense for 2016 as compared to 2015 resulted from decreased average debt balances. An average debt balance of approximately $48,025 was outstanding for 2016, as compared to an average debt balance outstanding of approximately $61,948 for 2015. The average interest rate was 7.7% for 2016 as compared to 7.2% for 2015. For the twelve months ended December 31, 2016, our average debt balance declined due to the October 2016 cancellation of promissory notes in the aggregate balance of $17,976, the remaining principal amount, of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America. Such cancellation was consideration for the exercise price of certain warrants. Our outstanding debt balance as of December 31, 2016 included $6,738, $4,073 and $11,421 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $1,257 (5%) increase in depreciation and amortization expense for 2016 as compared to 2015 was mainly due to an increase of $1,033 in our independent brokerage and advisory services segment primarily due to new technology enhancements and amortization of intangible assets related to acquisitions made in 2016 and $212 in our insurance brokerage segment.

The $417 (44%) increase in acquisition-related expense for 2016 as compared to 2015 was due to higher expenses in our independent brokerage and advisory services segment of $945 related to certain asset acquisitions by Securities America in 2016 offset by a decrease in our corporate segment of $528.

The $3,766 (41%) decrease in amortization of retention and forgivable loans for 2016 as compared to 2015 was due primarily to a reduction in our independent brokerage and advisory services segment as a majority of the retention loans granted to financial advisors from the acquisition of Securities America in 2011 matured in November 2015.

The $3,238 (5%) increase in other expense in 2016 as compared to 2015 was primarily driven by increases at our independent brokerage and advisory services segment of $5,298, driven by increases in bad debt, error and legal settlement expense of $3,812, deferred compensation plan expense of $654, travel and entertainment expense of $629, insurance expense of $422, dues, license and registration expense of $82 and financial advisor recruiting expenses $65, partially offset by decreases in other office expense $253 and advertising $241. Our Ladenburg segment experienced a decrease of $1,225, primarily driven by decreases in bad debt, errors and settlements expense of $603, travel and entertainment expense of $521 and other office expenses of $345. Other expense in our insurance brokerage and corporate segments also decreased by $637 and $198 respectively as compared to 2015.

We had an income tax expense of $10,025 in 2016 as compared to an income tax benefit of $482 in 2015. In 2016, our income tax provision is attributable to an increase in our valuation allowance.

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

The $2,367 (38%) decrease in interest and dividends revenue for 2015 as compared to 2014 was primarily due to lower revenue from our cash sweep programs. We received enhanced revenue during 2014 under our cash sweep program but the benefits expired in the fourth quarter of 2014. Interest revenue from our cash sweep program was $1,994 for the year ended December 31, 2015, as compared to $4,172 for the prior year. We implemented a new cash sweep program beginning in April 2015 that applies to the cash balances at four of our broker-dealer subsidiaries, and implemented such program at a fifth broker-dealer subsidiary in September 2015. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At December 31, 2015, cash balances included in client assets were approximately $4,776,000, including approximately $3,624,000 participating in our new cash sweep programs. See Item 1A. "Risk Factors - Risk Factors Relating to Our Business - Significant interest rate changes and the termination of our cash sweep agreement could affect our profitability and financial condition" above.

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

The $3,116 (28%) increase in professional services expense for 2015 as compared to 2014 was attributable to increases at our independent brokerage and advisory services segment of $972, our corporate segment of $1,163 and our Ladenburg segment of $772, mainly driven by higher audit and recruiting fees. Professional services expenses for Highland, KMS and SSN were $1,787 for the twelve months ended December 31, 2015.

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

The $1,402 (60%) decrease in acquisition-related expense for 2015 as compared to 2014 was due to higher expenses in the prior-year period resulting from the acquisitions of Highland and KMS in 2014 and SSN on January 2, 2015.

The $17,114 (40%) increase in other expense in 2015 as compared to 2014 was primarily driven by increases at our independent brokerage and advisory services segment of $10,293, our insurance brokerage segment of $4,553 and our Ladenburg segment of $1,779. The acquisitions of KMS and SSN added $7,387 in other expense for the twelve months ended December 31, 2015. Excluding KMS and SSN, the increase in other expense at our independent brokerage and advisory services segment was mainly attributable to increases in insurance expense of $1,115, bad debt, error and settlement expense of $959, and financial advisor recruiting expense of $753, which was partially offset by decreases in dues, licenses and registrations of $655, deferred compensation plan expense of $303 and conference expense of $277. Our Ladenburg segment experienced an increase in bad debt expense of $974, recorded a write-off of $855 due to the bankruptcy of a subtenant under a lease that expired in June 2015 and added expense related to a new health care conference held in the third quarter of 2015, partially offset by a decrease in travel, entertainment and meals expense of $210. Our insurance brokerage segment had other expense of $7,336 for the twelve months ended December 31, 2015 as compared to $2,783 from the date of acquisition (July 31, 2014) through December 31, 2014.

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

Liquidity and Capital Resources

Approximately 26% and 29% of our total assets at December 31, 2016 and December 31, 2015, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity.

Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Below is a summary of changes in our cash flow (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$14,246	$19,319	$26,855
Investing activities	(11,229)	(28,211)	(16,613)
Financing activities	(22,764)	24,482	42,516
Net (decrease) increase in cash and cash equivalents	$(19,747)	$15,590	$52,758
Cash and cash equivalents, beginning of period	118,677	103,087	50,329
Cash and cash equivalents, end of period	$98,930	$118,677	$103,087

Cash provided by operating activities for 2016 was $14,246, which primarily consisted of our net loss of $22,311 adjusted for non-cash expenses, decreases in accrued compensation, decreases in securities owned at fair value, decreases in receivables from clearing brokers and other broker-dealers and decreases in other assets, partially offset by increases in commissions and fees payable, increases in cash surrender value, increases in notes receivable as well as increases in accounts payable and accrued liabilities. In 2015, cash provided by operating activities was $19,319, which primarily consisted of our net loss of $11,213 adjusted for non-cash expenses, increases in accrued compensation, commissions and fees payable, and decreases in securities owned at fair value and cash surrender value, partially offset by increases in receivables from clearing brokers and other broker-dealers, notes receivable and other assets, as well as increases in accounts payable and accrued liabilities.

Investing activities used $11,229 in 2016, primarily due to the purchase of furniture, equipment and leasehold improvements of $7,132, the acquisition of certain assets of Wall Street Financial Group for $1,192 and the acquisition of certain assets of Foothill Securities for $2,905. In 2015, investing activities used $28,211, primarily due to the acquisition of SSN, the purchase of furniture, equipment and leasehold improvements and the capitalization of software development costs and certain asset acquisitions.

Financing activities used $22,764 in 2016, primarily due to the payment of $30,438 of dividends on our Series A Preferred Stock, $14,749 used for common stock repurchases and $7,516 in payments of outstanding indebtedness that included a $4,935 repayment of outstanding notes related to the SSN acquisition, a $1,981 repayment of outstanding notes related to the KMS acquisition and a $600 repayment of a subordinated note payable to an officer of KMS. This was partially offset by $27,580 from the issuance of the Series A Preferred Stock under our "at the market" offering and $3,061 from the issuance of common stock upon option exercises and under our employee stock purchase plan. Financing activities provided $24,482 in 2015, primarily due to $84,380 from the issuance of the Series A Preferred Stock under our “at the market” offering and $2,016 from the issuance of common stock upon option exercises and under our employee stock purchase plan. This was partially offset by $18,026 in payments of outstanding indebtedness that included a $11,852 loan repayment of our 11% notes due 2016, a $3,645 repayment of outstanding notes related to the SSN acquisition, a $1,945 repayment of outstanding notes related to the KMS acquisition and a $387 repayment of a term note made by one of our subsidiaries, payment of $28,108 of dividends on our Series A Preferred Stock and $16,355 used for common stock repurchases.

Operating Capital Requirements

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement.  Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2016, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $5,192, Triad $11,262, Investacorp $7,293, KMS $5,517, SSN $7,739 and Ladenburg $22,523. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement.

Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt. See Item 1A. “Risk Factors — Risk Factors Relating to the Regulatory Environment — Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators” above.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At December 31, 2016, Premier Trust had stockholders’ equity of $1,766, including at least $250 in cash.

Sources of Liquidity

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. We believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2017.

We entered into an equity distribution agreement under which we sold shares of our Series A Preferred Stock in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During 2016, we sold 1,161,895 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $28,303, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $723.

We used the net proceeds from the Series A Preferred Stock offerings in the year ended December 31, 2015 to prepay $11,852 principal amount of the $160,700 aggregate principal amount of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America. See Note 15, "Shareholders' Equity," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either December 31, 2016 or December 31, 2015. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends on our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of December 31, 2016.

Debt

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan was payable quarterly at 11% per year. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock, at $1.68 per share, which was the closing price of our common stock on the acquisition closing date. On October 26, 2016, holders of these warrants to purchase an aggregate of 10,699,999 shares of our common stock exercised such warrants in full. Each holder paid the exercise price by cancellation of indebtedness represented by the remaining balance of the promissory note held by such lender. Accordingly, promissory notes with an aggregate remaining outstanding balance of $17,976 were canceled and no indebtedness related to the November 2011 Loan remains outstanding. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. The lenders under the November 2011 Loan included Frost Nevada Investments Trust, an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., and Vector Group, Ltd., a principal shareholder.

On November 4, 2011, NFS provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 commencing on November 4, 2012 and continuing on an annual basis through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. We expensed interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012, 2013, 2014, 2015 and 2016, resulting in the forgiveness of $2,143 aggregate principal amount of the loan in November of each period.

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

In connection with entering into the new forgivable loan in 2011, Securities America and our other broker–dealer subsidiaries amended their respective clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, we and NFS amended the terms of the 2009 forgivable loan made by NFS to us such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without us being required to satisfy the annual clearing revenue targets previously established. We expensed interest under the 2009 NFS agreement until such interest was forgiven. The principal balance of the 2009 forgivable loan was reduced to $0 in November 2015. The required conditions to forgiveness were met in November 2016 for the 2011 forgivable loan. Accordingly, we recognized income in the fourth quarter of 2016 of $2,143 and $408 from the forgiveness of principal and interest, respectively, and the outstanding balance under the 2011 forgivable loans was reduced to $4,285. We recognized income in 2015 of $3,928 and $619, and in 2014 of $3,929 and $839 from the forgiveness of principal and interest, respectively.

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

On July 31, 2014, we acquired HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At December 31, 2016, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings. We used approximately $25,400 of cash to finance the Highland acquisition.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At December 31, 2016, the outstanding balance of these notes, net of $221 discount, amounted to $3,852.

On January 2, 2015, we acquired all of the capital stock of SSN and a sister company. The purchase price was approximately $47,287, consisting of $25,000 principal amount of secured short-term promissory notes, which bore interest at 0.41% per annum and were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At December 31, 2016, the outstanding balance of these notes, net of $651 discount, amounted to $10,769. We paid an additional amount subsequent to closing of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and a sister company as of the closing date of the acquisition exceeded a targeted amount.

We are currently in compliance with all debt covenants in our debt agreements.

Stock Repurchases

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In October 2011, our board amended the repurchase program to permit the purchase of up to an additional 5,000,000 shares and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. On November 7, 2016, an amendment to the stock repurchase program was approved to permit the repurchase of up to an additional 10,000,000 shares. As of December 31, 2016, 17,500,000 shares had been repurchased for $44,690 under the program, including 6,132,124 shares repurchased for $14,749 during the twelve months ended December 31, 2016. In the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan, and intend to adopt similar plans periodically in the future, to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods.

Lease Agreements

At December 31, 2016, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $52,536 through January 2030, exclusive of escalation charges. Our Ladenburg subsidiary leased office space at 590 Madison Avenue, New York, New York in 1995 and the lease expired in June 2015. We sublet the space through June 2015. One of these subtenants filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code in April 2015. As a result, Ladenburg wrote-off a receivable from subtenant of $855 and incurred additional rent expense due to default by subtenant of $468 during the twelve months ended December 31, 2015.

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

See Note 14, "Off-Balance-Sheet Risk and Concentration of Credit Risk," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Revolving credit agreement with affiliate of our principal shareholder (1)	$—	$—	$—	$—	$—
Notes payable to clearing firm under forgivable loans (2)	4,675	263	4,412	—	—
Operating leases (3)	52,536	7,688	13,482	9,673	21,693
Deferred compensation plan (4)	19,234	800	5,103	4,432	8,899
Note payable to bank - Securities America (5)	810	583	213	14	—
Notes payable to Highland's former shareholders (6)	8,362	676	7,686	—	—
Notes payable to KMS' former shareholders (7)	4,156	2,079	2,077	—	—
Notes payable to SSN's former shareholders (8)	11,665	5,187	6,478	—	—
Total	$101,438	$17,276	$39,451	$14,119	$30,592

(1)
The revolving credit agreement has an August 25, 2021 maturity date and bears interest at a rate of 11% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(2)
The 2011 NFS forgivable loan ($4,285 at December 31, 2016) bears interest at the federal funds rate plus 6% per annum and is payable in seven annual installments if not forgiven. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(3)	Excludes sublease revenues of $188. See Note 13, "Commitments and Contingencies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(4)	See Note 10, "Deferred Compensation Plan," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(5)
Note bears interest at 5.5% per annum and is payable in 54 monthly installments. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(6)
Notes bear interest at 10% per annum and mature on February 26, 2019. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(7)
Notes bear interest at 1.84% per annum and are payable in 16 quarterly installments. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(8)
Notes bear interest at 1.74% per annum and are payable in 16 quarterly installments. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 15, 2017, beginning on page F-1 of this report which are incorporated by reference in this Item 8.

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2016.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2016 as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ladenburg Thalmann Financial Services Inc.

We have audited the internal control over financial reporting of Ladenburg Thalmann Financial Services Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An entity's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP
New York, New York
March 15, 2017

ITEM 9B.  OTHER INFORMATION.

None.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1):  Index to 2016 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 15, 2017, appear beginning on page F-1 of this report.

(a)(2):  Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3):  Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
2.1	Stock Purchase Agreement, dated as of September 21, 2014, by and among the Company, Securities Service Network, Inc., Renaissance Capital Corporation and the shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	X	2.2
2.2	Asset Purchase Agreement, dated July 16, 2014, by and among Securities America Financial Corporation, Sunset Financial Services, Inc. and Kansas City Life Insurance Company (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	Y	2.1
2.3	Stock Purchase Agreement, dated as of August 8, 2014 by and among the Company, KMS Financial Services, Inc. and the shareholders of KMS Financial Services, Inc.	W	2.1
3.1	Articles of Incorporation.	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999.	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006.	C	3.1
3.4	Articles of Amendment to the Articles of Incorporation, dated May 9, 2013.	Q	3.1
3.5	Articles of Amendment to the Articles of Incorporation, dated May 21, 2013.	R	3.6
3.6	Articles of Amendment to the Articles of Incorporation, dated June 20, 2013.	S	3.1
3.7	Articles of Amendment to the Articles of Incorporation, dated June 9, 2014.	T	3.1
3.8	Articles of Amendment to the Articles of Incorporation, dated June 25, 2014.	V	3.1
3.9	Articles of Amendment to the Articles of Incorporation, dated November 20, 2014.	Z	3.1
3.10	Articles of Amendment to the Articles of Incorporation, dated May 20, 2015.	DD	3.1
3.11	Articles of Amendment to the Articles of Incorporation, dated May 18, 2016.	GG	3.1
3.12	Amended and Restated Bylaws.	D	3.2

4.1	Form of common stock certificate.	A	4.1
4.2	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate.	R	4.1
4.3	Form of Non-Negotiable Promissory Note, dated as of October 15, 2014, issued to the former shareholders of KMS Financial Services, Inc.	W	4.1
4.4	Form of Non-Negotiable Promissory Note (Balance Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	AA	4.2
10.1	Amended and Restated 1999 Performance Equity Plan.*	F	4.1
10.2	Ladenburg Thalmann Financial Services Inc. Amended and Restated 2009 Incentive Compensation Plan.*	U	Exhibit A
10.3	Ladenburg Thalmann Financial Services Inc. Amended and Restated Qualified Employee Stock Purchase Plan.*	G	Appendix A
10.4	Office Lease dated March 30, 2007 between Ladenburg Thalmann & Co., Inc. and Frost Real Estate Holdings, LLC.	H	10.1
10.5	Amendment and Lease Extension Agreement, dated as of March 8, 2013, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	P	10.1
10.6	2nd Amendment to Lease Agreement, dated as of November 15, 2016, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	**	—
10.7	Letter Agreement, dated February 26, 2014, between the Company and Vector Group Ltd.	I	10.1
10.8	Employment Agreement, dated as of January 20, 2015, between the Company and Mark Zeitchick.*	BB	10.2
10.9	Employment Agreement, dated as of January 20, 2015, between the Company and Richard Lampen.*	BB	10.1
10.10	Non-Plan Option Agreement, dated as of October 19, 2007, by and between the Company and Bruce A. Zwigard.	E	10.2
10.11	Warrant, dated as of October 19, 2007, issued to Frost Gamma Investments Trust pursuant to Credit Agreement.	E	10.3
10.12	Employment Letter, dated as of January 30, 2013, by and between the Company and Joseph Giovanniello, Jr. *	O	10.1
10.13	Employment Letter dated as of February 8, 2008 between the Company and Brett Kaufman.*	J	10.1
10.14	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	M	2.1
10.15	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	L	10.1
10.16	Employment Letter, dated as of December 15, 2011, between the Company and Adam Malamed.*	N	10.27
10.17	Credit Agreement, dated as of October 19, 2007, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto.	E	4.1
10.18	Amendment No. 1 to Credit Agreement by and between the Company and Frost Nevada Investments Trust, as assignee, dated as of August 25, 2009.	K	4.2
10.19	Amendment No. 2 to Credit Agreement, dated August 16, 2011, by and between the Company and Frost Nevada Investments Trust.	M	10.1
10.20	Amendment No. 3 to Credit Agreement, dated March 9, 2016, by and between the Company and Frost Nevada Investments Trust.	FF	10.22
10.21	Forgivable Loan Agreement, dated as of August 25, 2009, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	K	4.1

10.22	First Amendment, dated November 4, 2011, to Forgivable Loan Agreement between the Company and National Financial Services LLC.	N	10.32
10.23	Forgivable Loan Agreement, dated as of November 4, 2011, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	N	10.33
10.24	Equity Distribution Agreement, dated May 22, 2015, between the Company and Jefferies LLC, as representative of the Sales Agents listed on Schedule I thereto.	DD	1.1
10.25	Stock Pledge Agreement, dated as of January 2, 2015, between the Company and Wade Wilkinson and David Michael Coffey, as representatives of the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	AA	10.1
10.26	Form of Restricted Stock Award Agreement.*	CC	10.4
10.27	Amendment and Lease Extension Agreement, dated as of February 22, 2016, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	EE	10.1
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*	**
21	List of Subsidiaries	**	—
23.1	Consent of EisnerAmper LLP	**	—
24	Power of Attorney	***	—

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
101.INS	XBRL Instance Document	**	—
101.SCH	XBRL Taxonomy Extension Schema	**	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	**	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**	—

*	Management Compensation Contract

**	Filed herewith

***	Contained on the signature page hereto

****	Furnished herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated October 19, 2007 and filed with the SEC on October 22, 2007.

F.	Registration statement on Form S-8 (File No. 333-139254).

G.	Definitive proxy statement filed with the SEC on August 27, 2012 relating to the annual meeting of shareholders held on September 28, 2012.

H.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

I.	Current report on Form 8-K, dated February 26, 2014 and filed with the SEC on February 28, 2014.

J.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

K.	Quarterly report on Form 10-Q for the quarter ended September 30, 2009.

L.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.

M.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.

N.	Annual report on Form 10-K, for the year ended December 31, 2011.

O.	Current Report on Form 8-K, dated January 30, 2013 and filed with the SEC on February 4, 2013.

P.	Current Report on Form 8-K, dated March 8, 2013 and filed with the SEC on March 8, 2013.

Q.	Current Report on Form 8-K, dated May 9, 2013 and filed with the SEC on May 15, 2013.

R.	Registration Statement on Form 8-A, filed with the SEC on May 24, 2013.

S.	Current Report on Form 8-K, dated June 24, 2013 and filed with the SEC on June 25, 2013.

T.	Current Report on Form 8-K, dated June 12, 2014 and filed with the SEC on June 13, 2014.

U.	Definitive proxy statement filed with the SEC on May 19, 2014 relating to the annual meeting of shareholders held on June 25, 2014.

V.	Current report on Form 8-K, dated June 25, 2014 and filed with the SEC on June 27, 2014.

W.	Current Report on Form 8-K, dated October 15, 2014 and filed with the SEC on October 16, 2014.

X.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

Y.	Current Report on Form 8-K, dated November 14, 2014 and filed with the SEC on November 20, 2014.

Z.	Current Report on Form 8-K, dated November 21, 2014 and filed with the SEC on November 21, 2014.

AA.	Current Report on Form 8-K, dated January 2, 2015 and filed with the SEC on January 6, 2015.

BB.	Current Report on Form 8-K, dated January 20, 2015 and filed with the SEC on January 23, 2015.

CC.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

DD.	Current Report on Form 8-K, dated May 22, 2015 and filed with the SEC on May 22, 2015.

EE.	Current Report on Form 8-K, dated February 22, 2016 and filed with the SEC on February 26, 2016.

FF.	Annual report on Form 10-K, for the year ended December 31, 2015.

GG.	Current Report on Form 8-K, dated May 18, 2016 and filed with the SEC on May 20, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)
Dated: March 15, 2017
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2017.

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

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

ITEMS 8 and 15(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ladenburg Thalmann Financial Services Inc.

We have audited the accompanying consolidated balance sheets of Ladenburg Thalmann Financial Services Inc. (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ladenburg Thalmann Financial Services Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ EisnerAmper LLP

New York, New York

March 15, 2017

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$98,930	$118,677
Securities owned, at fair value	3,543	4,079
Receivables from clearing brokers	41,492	44,466
Receivables from other broker-dealers	853	2,150
Notes receivable from financial advisors, net	32,611	26,967
Other receivables, net	54,634	48,564
Fixed assets, net	21,253	21,753
Restricted assets	1,011	1,011
Intangible assets, net	124,938	137,931
Goodwill	124,031	125,572
Cash surrender value of life insurance	10,210	9,247
Other assets	32,497	33,688

Total assets	$546,003	$574,105

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$382	$238
Accrued compensation	26,299	29,115
Commissions and fees payable	60,594	59,995
Accounts payable and accrued liabilities	39,876	30,804
Deferred rent	1,764	1,551
Deferred income taxes	10,642	4,416
Deferred compensation liability	17,247	17,211
Accrued interest	281	823
Notes payable, net of $872 and $1,492 unamortized discount in 2016 and 2015, respectively and net of debt issuance costs of $0 and $253 in 2016 and 2015, respectively.	26,417	53,921
Total liabilities	183,502	198,074

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 50,000,000 shares in 2016 and 25,000,000 shares in 2015: 8% Series A cumulative redeemable preferred stock; authorized 17,290,000 shares in 2016 and 2015; shares issued and outstanding 15,844,916 in 2016 and 14,683,021 in 2015 (liquidation preference $396,123 in 2016 and $367,076 in 2015)	1	1
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2016 and 800,000,000 shares in 2015; shares issued and outstanding, 194,057,738 in 2016 and 182,338,038 in 2015	19	19
Additional paid-in capital	519,879	511,138
Accumulated deficit	(157,425)	(135,156)

Total shareholders’ equity of the Company	362,474	376,002

Noncontrolling interest	27	29

Total shareholders' equity	362,501	376,031

Total liabilities and shareholders' equity	$546,003	$574,105
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Commissions	$512,001	$558,683	$445,734
Advisory fees	463,602	462,087	343,212
Investment banking	25,453	35,145	46,998
Principal transactions	747	602	1,938
Interest and dividends	10,256	3,842	6,209
Service fees and other income	94,894	91,759	77,162
Total revenues	1,106,953	1,152,118	921,253
Expenses:
Commissions and fees	818,000	857,842	662,178
Compensation and benefits	152,592	149,786	120,231
Non-cash compensation	5,311	8,759	10,541
Brokerage, communication and clearance fees	15,719	20,727	17,900
Rent and occupancy, net of sublease revenue	9,673	9,797	7,040
Professional services	14,940	14,156	11,040
Interest	4,262	5,169	6,990
Depreciation and amortization	28,334	27,077	18,397
Acquisition-related expenses	1,357	940	2,342
Loss on extinguishment of debt	—	252	548
Amortization of retention and forgivable loans	5,472	9,238	11,041
Other	63,363	60,125	43,011
Total expenses	1,119,023	1,163,868	911,259
(Loss) income before item shown below	(12,070)	(11,750)	9,994
Change in fair value of contingent consideration	(216)	55	12
(Loss) income before income taxes	(12,286)	(11,695)	10,006
Income tax expense (benefit)	10,025	(482)	(23,346)
Net (loss) income	(22,311)	(11,213)	33,352
Net loss attributable to noncontrolling interest	(42)	(62)	(81)
Net (loss) income attributable to the Company	$(22,269)	$(11,151)	$33,433
Dividends declared on preferred stock	(30,438)	(28,108)	(17,244)
Net (loss) income available to common shareholders	$(52,707)	$(39,259)	$16,189
Net (loss) income per share available to common shareholders (basic)	$(0.29)	$(0.21)	$0.09
Net (loss) income per share available to common shareholders (diluted)	$(0.29)	$(0.21)	$0.08

Weighted average common shares used in computation of per share data:
Basic	182,987,850	183,660,993	182,768,494
Diluted	182,987,850	183,660,993	206,512,437

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY - (Continued)
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	3,183	—	—	3,183
Stock-based compensation to employees	—	—	—	—	5,576	—	—	5,576
Issuance of restricted stock	—	—	1,206,081	1	—	—	—	1
Repurchase and retirement of common stock	—	—	(5,673,415)	—	(16,355)	—	—	(16,355)
Third party investment in noncontrolling interest	—	—	—	—	—	—	80	80
Preferred stock issued, net of underwriting discount and expense of $1,972	3,586,790	—	—	—	84,380	—	—	84,380
Preferred stock dividends declared and paid	—	—	—	—	(28,108)	—	—	(28,108)
Net loss	—	—	—	—	—	(11,151)	(62)	(11,213)
Balance - December 31, 2015	14,683,021	$1	182,338,038	$19	$511,138	$(135,156)	$29	$376,031
Issuance of common stock under employee stock purchase plan	—	—	210,330	—	481	—	—	481
Exercise of stock options (net of 1,129,195 shares tendered in payment of exercise price)	—	—	3,920,950	—	2,580	—	—	2,580
Exercise of warrants, net of 846,789 shares tendered in payment of exercise price	—	—	12,389,544	—	17,976	—	—	17,976
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	50	—	—	50
Stock-based compensation to employees	—	—	—	—	5,261	—	—	5,261
Issuance of restricted stock	—	—	1,331,000	—	—	—	—	—
Repurchase and retirement of common stock, including 901,691 shares surrendered for tax withholding of $2,038	—	—	(6,132,124)	—	(14,749)	—	—	(14,749)

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY - (Continued)
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Third party investment in noncontrolling interest	—	—	—	—	—	—	40	40
Preferred stock issued, net of underwriting discount and expense of $723	1,161,895	—	—	—	27,580	—	—	27,580
Preferred stock dividends declared and paid	—	—	—	—	(30,438)	—	—	(30,438)
Net loss	—	—	—	—	—	(22,269)	(42)	(22,311)
Balance - December 31, 2016	15,844,916	$1	194,057,738	$19	$519,879	$(157,425)	$27	$362,501

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net (loss) income	$(22,311)	$(11,213)	$33,352
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Change in fair value of contingent consideration	216	(55)	(12)
Adjustment to deferred rent	213	37	(357)
Amortization of intangible assets	20,703	20,650	14,056
Depreciation and other amortization	7,631	6,427	4,341
Loss on extinguishment of debt	—	252	548
Amortization of debt discount	620	666	501
Amortization of debt issue cost	253	376	393
Amortization of retention and forgivable loans	5,472	9,238	11,041
Deferred income taxes	9,096	(400)	(25,521)
Benefit attributable to reduction of goodwill	—	78	68
Non-cash interest expense on forgivable loan	43	21	98
Gain on forgiveness of accrued interest under forgivable loans	(408)	(619)	(839)
Gain on forgiveness of principal of note payable under forgivable loans	(2,143)	(3,928)	(3,929)
Non-cash compensation expense	5,311	8,759	10,541
Loss on write-off of receivable from subtenant	—	855	—
Loss on write-off of furniture, fixtures and leasehold improvements, net	1	9	9

(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned, at fair value	536	1,989	(522)
Receivables from clearing brokers	2,974	(5,076)	(5,907)
Receivables from other broker-dealers	1,297	(362)	338
Other receivables, net	(6,070)	19	(7,014)
Notes receivable from financial advisors, net	(11,116)	(9,828)	(5,442)
Cash surrender value of life insurance	(963)	1,172	1,951
Other assets	1,191	(5,381)	(39)

Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased, at fair value	144	8	147
Accrued compensation	(2,816)	5,632	(803)
Accrued interest	(177)	292	102
Commissions and fees payable	599	2,139	8,272
Deferred compensation liability	36	(429)	(2,003)
Accounts payable and accrued liabilities	3,914	(2,009)	(6,515)
Net cash provided by operating activities	14,246	19,319	26,855

Cash flows from investing activities:
Acquisition of SSN, net of cash received	—	(16,919)	—
Acquisition of Highland, net of cash received	—	—	(3,353)
Acquisition of KMS, net of cash received	—	—	(4,292)
Other business acquisitions	(4,097)	(2,603)	(1,621)
Purchases of fixed assets	(7,132)	(8,298)	(7,447)
(Increase) decrease in restricted assets	—	(391)	100
Net cash used in investing activities	(11,229)	(28,211)	(16,613)

Cash flows from financing activities:
Issuance of Series A preferred stock	27,580	84,380	108,617
Issuance of common stock	3,061	2,016	3,282
Series A preferred stock dividends paid	(30,438)	(28,108)	(17,244)
Repurchases of common stock	(14,749)	(16,355)	(9,535)
Principal repayments on notes payable including, in 2014, repayment of $21,834 of Highland's assumed debt	(7,516)	(17,639)	(42,369)
Principal borrowings (repayments) under a revolving credit facility, net	(114)	495	(275)
Term loan repayments	(628)	(387)	—
Third party investment in subsidiary	40	80	40
Net cash (used in) provided by financing activities	(22,764)	24,482	42,516
Net (decrease) increase in cash and cash equivalents	(19,747)	15,590	52,758
Cash and cash equivalents, beginning of period	118,677	103,087	50,329
Cash and cash equivalents, end of period	$98,930	$118,677	$103,087

Supplemental cash flow information:
Interest paid	$3,523	$3,807	$5,920
Taxes paid	1,036	2,313	2,554

Acquisition of Sunset:
Assets acquired	$—	$—	$4,380
Liabilities assumed	—	—	—
Net assets acquired	—	—	4,380
Payable to seller	—	—	(2,759)
Net cash paid in acquisition	$—	$—	$1,621
Acquisition of Highland:
Assets acquired	$—	$—	$65,882
Liabilities assumed	—	—	(54,316)
Net assets acquired	—	—	11,566
Stock issued in acquisition	—	—	(7,953)
Cash paid in acquisition	—	—	3,613
Cash acquired in acquisition	—	—	(260)
Net cash paid in acquisition	$—	$—	$3,353
Acquisition of KMS:
Assets acquired	$—	$—	$39,844
Liabilities assumed	—	—	(15,284)
Net assets acquired	—	—	24,560
Stock issued in acquisition	—	—	(6,052)
Promissory note	—	—	(7,508)
Cash paid in acquisition	—	—	11,000
Cash acquired in acquisition	—	—	(6,708)
Net cash paid in acquisition	$—	$—	$4,292
Acquisition of SSN:
Assets acquired	$—	$61,759	$—
Liabilities assumed	—	(14,472)	—
Net assets acquired	—	47,287	—
Due to selling shareholders	—	(3,590)	—
Promissory note	—	(18,697)	—
Cash paid in acquisition	—	25,000	—
Cash acquired in acquisition	—	(8,081)	—
Net cash paid in acquisition	$—	$16,919	$—
Acquisition of Dalton:
Assets acquired	$—	$2,689	$—
Payable to seller	—	(589)	—
Net cash paid in acquisition	$—	$2,100	$—
Acquisition of Select:
Assets acquired	$—	$2,019	$—
Payable to seller	—	(1,516)	—
Net cash paid in acquisition	$—	$503	$—
Acquisition of Wall Street Financial Group:
Assets acquired	$3,468	—	—
Payable to seller	(2,276)	—	—
Net cash paid in acquisition	$1,192	$—	$—
Acquisition of Foothill Securities Inc:
Assets acquired	$5,571	—	—
Payable to seller	(2,666)	—	—
Net cash paid in acquisition	$2,905	$—	$—

Non-cash financing activities:
Cancellation of promissory notes as consideration for exercise price of warrants	$17,976	$—	$—

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

Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2016 and 2015 consist of money market funds which are carried at fair value of $43,484 and $31,894, respectively. Fair value is based on quoted prices in active markets (Level 1).

Revenue Recognition

Commissions revenue results from transactions in equity securities, mutual funds, variable annuities and other financial products and services. Most of the commission and advisory fee revenue generated by independent contractor financial advisors is paid to the advisors as commissions and fees for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. Front-end sales commission revenue and related clearing and other expenses on transactions introduced to its clearing broker are recognized on a trade date basis. Front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors are recognized upon receipt of notification from sponsors of the commission earned. Commission revenue also includes 12b-1 fees, and fixed and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned based on a percentage of the current market value of clients' investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

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

Investment banking revenue consists of underwriting revenue, strategic advisory revenue and private placement fees. Underwriting revenues arise from securities offerings in which Ladenburg acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Strategic advisory revenue primarily consists of success fees on completed mergers and acquisitions transactions, and retainer and periodic fees earned by advising buyers and sellers in transactions. Fees are also earned for related strategic advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees, net of expenses, are recorded on the closing date of the transaction.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11. Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or Tax Credit Carryforward Exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for the loss or other carryforward that would apply in settlement of an uncertain tax positions. The Company adopted the amended accounting guidance effective as of January 1, 2014, which did not have any impact on the Company's 2014 financial statements.

In April 2014, the FASB issued ASU 2014-08 which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. ASU 2014-08, which is to be applied prospectively to all new disposals of components and new classifications as held for sale, became effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods with early adoption allowed. The Company adopted ASU 2014-08 effective as of January 1, 2015, which did not have any impact on the Company's 2015 financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for fiscal years and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years and interim periods within those years, beginning after December 15, 2016, the original effective date of the standard. The Company is currently assessing the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is effective for fiscal years and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 amends: the assessment of whether a limited partnership is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. In 2015, the Company adopted ASU 2015-02, which did not have any impact on the Company's consolidated financial statements and footnote disclosure.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017, with early adoption permitted. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company has not elected early adoption and is currently assessing the impact that the adoption of these amendments and the transition alternatives will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for the Company's fiscal year beginning January 1, 2018. Early adoption is permitted. The standard requires application using a retrospective transition method. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18"). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for transactions beginning in the first quarter of 2017 and will be applied prospectively. The adoption of ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

3.    Acquisitions

SSN

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

The Company conducted a valuation study to determine the acquisition-date fair value of assets acquired and liabilities assumed and related allocation of purchase price of SSN. The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

Cash	$8,081
Securities owned, at fair value	158
Receivables from clearing broker	630
Other receivables, net	11,711	(2)
Fixed assets, net	57
Notes receivable	225
Identifiable intangible assets	30,901
Goodwill	9,282	(1)
Other assets	714
Total assets acquired	61,759
Commissions and fees payable	(12,562)	(2)
Deferred income	(44)
Accounts payable and accrued liabilities	(1,866)	(1)
Total liabilities assumed	(14,472)
Total purchase price	$47,287
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

KMS

On October 15, 2014, the Company acquired KMS, a Seattle-based independent broker-dealer and registered investment advisor, pursuant to a Stock Purchase Agreement, dated as of August 8, 2014, by and among the Company, KMS and the shareholders of KMS. Under the terms of the purchase agreement, on the closing date, the Company paid the KMS shareholders $24,560, consisting of $11,000 in cash, $8,000 principal amount of four-year promissory notes, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest (valued at $7,508 based on an imputed interest rate of 5.50%), and 1,440,922 shares of the Company's common stock valued at $6,052 (based on the closing price at the date of acquisition), which are subject to certain transfer restrictions, in exchange for all of the issued and outstanding capital stock of KMS. The notes contain customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the notes. Legal and other related acquisition costs of approximately $520 were incurred and charged to expense in 2014.

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

The Company paid the HCHC shareholders $11,566, consisting of $3,613 in cash and 2,540,762 shares of the Company's common stock, which are subject to certain transfer restrictions, valued at $7,953 (based on the closing price at the date of the acquisition). Also, the Company caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. Legal and other acquisition related costs of approximately $566 were incurred and charged to expense in 2014.

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

The accompanying consolidated financial statements include the results of operations of Highland, KMS and SSN from their dates of acquisition; July 31, 2014, October 15, 2014 and January 2, 2015, respectively. The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of KMS, Highland and KMS had occurred at the beginning of 2014. The pro forma net loss reflects amortization of the amounts ascribed to identifiable intangible assets acquired in the acquisitions, elimination of Highland's interest expense related to notes repaid on the date of acquisition and interest expense on notes issued in the KMS and SSN acquisitions. Also, $21,238 of non-recurring income tax benefit resulting from the acquisitions of Highland and KMS has been excluded from the pro forma results in 2014.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Year Ended December 31,
2014
Revenue	$1,130,420
Net income	12,754
Net loss available to common shareholders	(4,409)
Basic and diluted net loss per share available to common shareholders	(0.02)
Weighted average common shares outstanding:
Basic and diluted (1)	185,370,262

(1) Includes 3,981,684 shares of Company common stock issued in connection with the acquisitions of Highland and KMS.

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

Other

In September 2016, Securities America Financial Corporation ("SAFC"), which is the parent of Securities America, purchased certain assets of the broker-dealer business of Wall Street Financial Group, Inc. ("Wall Street"), which was deemed to be a business acquisition. Relationships with certain registered representatives and investment advisor representatives including their client accounts were acquired. The consideration for the transaction was $3,468, consisting of cash of $1,192 and contingent consideration having a fair value of $2,276, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out.

The liability was valued using a Monte Carlo simulation based option pricing model. The fair value measurement of the earn-out, which relates to the three-year period following closing, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $3,070 to identifiable intangibles and $398 to goodwill.

In December 2016, SAFC, purchased certain assets of the broker-dealer business of Foothill Securities, Inc. ("Foothill"), which was deemed to be a business acquisition. Relationships with certain registered representatives and investment advisor representatives including their client accounts were acquired. The consideration for the transaction was $5,571, consisting of cash of $2,905 and contingent consideration having a fair value of $2,666, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out.

The liability was valued using a Monte Carlo simulation based option pricing model. The fair value measurement of the earn-out, which relates to the three-year period following closing, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $4,640 to identifiable intangibles and $931 to goodwill.

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

Results of operations relating to Wall Street, Foothill, Sunset, Select and Dalton, which are included in the accompanying consolidated statements of operations from their respective dates of acquisition, were not material. In addition, based on materiality, pro forma results were not presented.

4.    Fair Value of Assets and Liabilities

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

The following tables presents the carrying values and estimated fair values at December 31, 2016 and December 31, 2015 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	December 31, 2016
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$98,930	$98,930	$—	$98,930
Receivables from clearing brokers	41,492	—	41,492	41,492
Receivables from other broker-dealers	853	—	853	853
Notes receivables, net (1)	32,611	—	32,611	32,611
Other receivables, net	54,634	—	54,634	54,634
	$228,520	$98,930	$129,590	$228,520

Liabilities
Accrued compensation	$26,299	$—	$26,299	$26,299
Commissions and fees payable	60,594	—	60,594	60,594
Accounts payable and accrued liabilities (2)	32,732	—	32,732	32,732
Accrued interest	281	—	281	281
Notes payable, net (3)	26,417	—	24,494	24,494
	$146,323	$—	$144,400	$144,400

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $7,144.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31, 2015
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$118,677	$118,677	$—	$118,677
Receivables from clearing brokers	44,466	—	44,466	44,466
Receivables from other broker-dealers	2,150	—	2,150	2,150
Notes receivables, net (1)	26,967	—	26,967	26,967
Other receivables, net	48,564	—	48,564	48,564
	$240,824	$118,677	$122,147	$240,824

Liabilities
Accrued compensation	$29,115	$—	$29,115	$29,115
Commissions and fees payable	59,995	—	59,995	59,995
Accounts payable and accrued liabilities (2)	27,991	—	27,991	27,991
Accrued interest	823	—	823	823
Notes payable, net (3)	53,921	—	50,416	50,416
	$171,845	$—	$168,340	$168,340

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,813.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.
The following tables presents the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

	December 31, 2016
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$443	$443	$—	$—	$443
Debt securities	1,850	—	1,850	—	1,850
U.S. Treasury notes	101	—	101	—	101
Common stock and warrants	1,149	494	655	—	1,149
Total	$3,543	$937	$2,606	$—	$3,543

Liabilites
Contingent consideration payable	$7,144	$—	$—	$7,144	$7,144
Debt securities	25	—	25	—	25
U.S. Treasury notes	96	—	96	—	96
Common stock and warrants	261	261	—	—	261
Total	$7,526	$261	$121	$7,144	$7,526

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31, 2015
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$359	$359	$—	$—	$359
Debt securities	1,125	—	1,125	—	1,125
U.S. Treasury notes	101	—	101	—	101
Common stock and warrants	1,885	927	958	—	1,885
Other investments	609	—	609	—	609
Total	$4,079	$1,286	$2,793	$—	$4,079

Liabilites
Contingent consideration payable	$2,813	$—	$—	$2,813	$2,813
Debt securities	30	—	30	—	30
U.S. Treasury notes	200	—	200	—	200
Common stock	8	8	—	—	8
Total	$3,051	$8	$230	$2,813	$3,051

As of December 31, 2016 and December 31, 2015, approximately $3,161 and $3,383, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.
Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. As of December 31, 2016 and December 31, 2015, the fair values of the warrants were $252 and $545, respectively, and are included in common stock and warrants (level 2) above.
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
Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2013	$589
Payments	(124)
Change in fair value of contingent consideration	(12)
Fair value of contingent consideration in connection with 2014 acquisition	2,759
Fair value of contingent consideration as of December 31, 2014	3,212
Payments	(1,945)
Change in fair value of contingent consideration	(55)
Fair value of contingent consideration in connection with 2015 acquisitions	1,601
Fair value of contingent consideration as of December 31, 2015	2,813
Payments	(827)
Change in fair value of contingent consideration	216
Fair value of contingent consideration in connection with 2016 acquisitions	4,942
Fair value of contingent consideration as of December 31, 2016	$7,144

5.    Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at December 31, 2016, each had a $250 minimum net capital requirement. At December 31, 2016, Securities America had regulatory net capital of $5,192, Triad had regulatory net capital of $11,262, Investacorp had regulatory net capital of $7,293, KMS had regulatory net capital of $5,517 and Ladenburg had regulatory net capital of $22,523.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at December 31, 2016, it had net capital of $7,739, which was $6,918 in excess of its required net capital of $821, and had a net capital ratio of 1.59 to 1.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At December 31, 2016, Premier Trust had stockholders’ equity of $1,766, including at least $250 in cash.

6.    Fixed Assets

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Components of fixed assets, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2016	2015
Cost:
Leasehold improvements	$4,829	$4,656
Computer equipment	16,782	14,260
Furniture and fixtures	3,418	3,251
Software	19,161	14,089
Other	4,063	5,043
	48,253	41,299
Less: accumulated depreciation and amortization	(27,000)	(19,546)
Total	$21,253	$21,753

7.    Intangible Assets

At December 31, 2016 and 2015, intangible assets subject to amortization consisted of the following:

	Weighted-Average	December 31, 2016		December 31, 2015
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$15,754	$25,563	$12,488
Relationships with financial advisors	15.5	117,995	40,505	110,671	32,028
Vendor relationships	7	3,613	3,613	3,613	3,613
Covenants not-to-compete	3.9	6,421	4,638	6,035	3,347
Customer accounts	8.3	2,029	1,971	2,029	1,765
Trade names	7.7	16,910	10,017	16,910	7,790
Renewal revenue	7.9	41,381	12,481	41,381	7,263
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	119	124	101
Other	6	67	67	67	67
Total		$217,550	$92,612	$209,840	$71,909

Aggregate amortization expense amounted to $20,703, $20,650 and $14,056 for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2016 is 9.83 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2017	$20,703
2018	19,918
2019	16,444
2020	14,857
2021	10,144
Thereafter	42,872
$124,938

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

8.  Goodwill

Changes to the carrying amount of goodwill during the years ended December 31, 2016 and 2015 are as follows:

	Ladenburg	Independent Brokerage and Advisory Services	Insurance Brokerage	Total
Balance as of January 1, 2015	$301	$103,422	$11,515	$115,238
Benefit applied to reduce goodwill	—	(78)	—	(78)
Adjustments related to allocation of KMS and Highland purchase price	—	(68)	1,184	1,116
Business acquisitions	—	9,296	—	9,296
Balance as of December 31, 2015	$301	$112,572	$12,699	$125,572
Correction related to Securities America acquisition purchase price allocation (1)	—	(2,870)	—	(2,870)
Business acquisitions	—	1,329	—	1,329
Balance as of December 31, 2016	$301	$111,031	$12,699	$124,031

(1) During 2016, the Company corrected the allocation of purchase price related to Securities America acquisition, which resulted in a decrease of $2,870 in goodwill and related decrease in deferred tax liability.

The annual impairment tests performed at December 31, 2016 and 2015, based on quantitative assessments, did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill.

9.  Notes Receivable from Financial Advisors

From time to time, the Company’s broker-dealer subsidiaries may make loans to their financial advisors. These loans are primarily given to newly-recruited advisors to assist in the transition process. In connection with the Securities America acquisition in 2011, the Company made retention loans aggregating $20,000 to Securities America’s financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest of up to 10.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2024. The notes are amortized over the forgiveness period which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of December 31, 2016 and 2015, the allowance amounted to $371 and $461, respectively.

10. Deferred Compensation Plan

Securities America has a deferred compensation plan which allowed certain members of management and qualified financial advisors to defer a portion of their compensation and commissions. Participants were able to elect various distribution options, but must be a plan participant for five years before any distributions can be made.
Securities America has purchased variable life insurance contracts with cash surrender values that are designed to replicate the gains and losses of the deferred compensation liability and are held in a consolidated Rabbi Trust. The cash surrender values of the life insurance contracts held in the Rabbi Trust are intended to informally fund a portion of the deferred compensation liability. Securities America is the owner and beneficiary of these policies, for which the aggregated cash surrender value totaled $10,210 and $9,247 as of December 31, 2016 and 2015, respectively. The deferred compensation liability of $17,247 and $17,211 as of December 31, 2016 and 2015, respectively, reflects the current value of the deferred compensation benefits, which is subject to change with market value fluctuations. The deferred compensation liability is equal to the theorized value of the underlying employee investment fund elections in the plan. Changes in the value of the assets or liabilities are recognized in the consolidated statements of operations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

11.  Income Taxes

The provision for income taxes for 2016, 2015 and 2014 consisted of the following:

	Federal	State and Local	Total
2016:
Current	$—	$929	$929
Deferred	8,992	104	9,096
	$8,992	$1,033	$10,025
2015:
Current	$(1,491)	$1,331	$(160)
Deferred	(1,623)	1,223	(400)
Benefit applied to reduce goodwill	—	78	78
	$(3,114)	$2,632	$(482)
2014:
Current	$947	$1,160	$2,107
Deferred	(21,012)	(4,509)	(25,521)
Benefit applied to reduce goodwill	—	68	68
	$(20,065)	$(3,281)	$(23,346)

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 35% and the reported income tax expense (benefit) is summarized as follows:

	2016	2015	2014
(Loss) income before income taxes	$(12,286)	$(11,695)	$10,006
(Benefit) expense under statutory U.S. tax rates	(4,300)	(4,093)	3,502
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	12,540	79	(28,590)
Nondeductible items	1,323	1,701	818
State taxes, net of federal benefit	671	1,600	689
Other, net	(209)	231	235
Income tax expense (benefit)	$10,025	$(482)	$(23,346)

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

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2016 and December 31, 2015 are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$14,132	$13,197	*
AMT credit carryforward	76	76
Accrued expenses	5,084	4,501
Compensation and benefits	18,333	19,674
Deferred compensation liability	6,496	6,494
Securities owned	900	770
Total deferred tax assets	45,021	44,712
Valuation allowance	(13,766)	(1,226)	*
Net deferred tax assets	31,255	43,486
Fixed assets	(6,025)	(4,699)
Intangibles	(25,097)	(34,100)
Goodwill	(10,775)	(9,103)
Total deferred liabilities	(41,897)	(47,902)
Net deferred tax liability	$(10,642)	$(4,416)
* Reclassified from amounts previously reported.

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

At December 31, 2016, the Company had a consolidated federal net operating loss carryforward of approximately $48,410, which expires in various years from 2018 to 2036. The annual utilization of the net operating loss carryforward may be limited in future years due to the change in ownership provisions prescribed by Section 382 of the U.S. Internal Revenue Code. In addition, the Company has a Florida state net operating loss carryforward of approximately $42,978 expiring between 2028 and 2033; a New York state net operating loss carryforward of approximately $63,924 expiring in 2036 and a New York City net operating loss carryforward of approximately $61,775 expiring in 2036. Deferred tax assets related to net operating loss carryforwards do not include tax deductions of approximately $11,205 related to equity compensation that was greater than the compensation recognized for financial reporting.

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

In assessing the Company's ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these considerations the Company believes it was more likely than not that it will not realize the benefit of its deferred tax assets with the exception of certain state net operating losses as of December 31, 2015. With respect to 2016 a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. On the basis of this evaluation, the Company determined that its deferred tax assets were not realizable on a more-likely-than-not basis and recorded a valuation allowance against its deferred tax assets. As such, the Company’s valuation allowance increased by $12,540 during 2016.

In accordance with ASC 350-10, the Company does not amortize indefinite lived-intangibles and goodwill for financial reporting purposes. The Company does amortize the indefinite-lived intangibles and goodwill for tax purposes to the extent the Company has tax basis in such items. The deferred tax liability of $10,642 primarily relates to the tax effects of differences between the financial reporting and tax basis of intangible assets and goodwill that are not expected to reverse during the Company’s net operating loss carryforward period, as reversal will occur when such assets are dispose of or impaired which period is not determinable.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in unrecognized state tax benefits as of December 31, 2016 and December 31, 2015. The Company has elected to classify interest and penalties that would accrue with respect to unrecognized tax benefits as interest and other expense, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Balance at January 1,	$423	$—
Increases in tax positions for prior years	9	268
Increases in tax positions for current years	71	155
Balance at December 31,	$503	$423

Of the amounts reflected in the above table at December 31, 2016, the entire amount would reduce the Company’s annual effective tax rate if recognized. As of December 31, 2016, the Company accrued interest and penalties of approximately $150. As of December 31, 2016, the Company does not anticipate a significant change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States and various state jurisdictions. The Company's tax years 2012 through 2016 remain open to examination by most taxing authorities.

Prior to being acquired by the Company in November 2011, Securities America was included in consolidated federal and state income tax returns filed by its parent Ameriprise Financial, Inc. ("Ameriprise"). Accordingly, Securities America is jointly, with other members of the consolidated group, and severally liable for any additional taxes that may be assessed against the group. In connection with the acquisition, Ameriprise has agreed to indemnify the Company for any such assessments imposed on any members of the group other than Securities America. Ameriprise has disclosed that in 2016 the IRS completed auditing its U.S. Income Tax Returns for 2008 through 2011.
However, the years 2010 and 2011 remain open because of certain un-agreed upon issues. Ameriprise or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2011.

12.	Notes Payable

Notes payable consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2016	2015
Notes payable to clearing firm under forgivable loans	$4,285	$6,429
Notes payable to finance Securities America acquisition, net of $172 of unamortized discount	—	17,804
Notes payable under subsidiary's term loan with bank	153	564
Note payable under subsidiary's revolver with bank	620	950
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS's former shareholders, net of $221 and $343 of unamortized discount in 2016 and 2015, respectively	3,852	5,711
Notes payable to SSN's former shareholders, net of $651 and $977 unamortized discount in 2016 and 2015, repectively	10,769	15,378
Other	—	600
Less: Unamortized debt issuance costs	—	(253)
Total	$26,417	$53,921

Revolving Credit Agreement

In 2007, the Company entered into a $40,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of the Company’s chairman of the board and principal shareholder. Borrowings of up to $40,000 are permitted under the Frost Gamma credit agreement and bear interest at a rate of 11% per annum, payable quarterly. The Company may repay outstanding amounts at any time prior to the maturity date of August 25, 2021, without penalty, and may re-borrow up to the full amount of the agreement. At December 31, 2016 and 2015, the Company had no outstanding balance under the revolving credit agreement. The Company borrowed and repaid $25,000 in November 2016. Interest expense amounted to $113, $0 and $364 in 2016, 2015 and 2014, respectively.

The note issued under the credit agreement contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Under the revolving credit agreement, Frost Gamma received a warrant to purchase 2,000,000 shares of LTS common stock. The warrant is exercisable at any time prior to October 19, 2017 at an exercise price of $1.91 per share. The warrant, which is classified as debt issue cost, was valued at $3,200 based on the Black-Scholes option pricing model, and is being amortized under the straight-line method over the remaining term of the revolving credit agreement.

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
Upon meeting annual revenue targets, principal and interest, respectively, of $2,143 and $408 in 2016, $2,143 and $525 in 2015 and $2,143 and $652 in 2014, were forgiven and included in other income.

In connection with the entering into the new forgivable loan, Securities America and the Company’s other broker-dealer subsidiaries amended their clearing agreements with NFS to, among other things, extend the term of those agreements through November 2018. Also, the Company and NFS amended the terms of the 2009 forgivable loan made by NFS to the Company such that the remaining principal balance of $7,143 and the related accrued interest will be forgiven, subject to the terms and conditions of the loan, in four equal annual installments commencing in November 2012 without the

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Company being required to satisfy the annual clearing revenue targets previously established. The Company expensed interest under the 2009 NFS agreement until such interest was forgiven. The principal balance of the 2009 forgivable loan was reduced to $0 in November 2015. On November 4, 2015, the final remaining principal and interest installment of $1,786 and $94, respectively, were forgiven and included in other income. The amounts of principal and interest forgiven and included in other income in 2014 were $1,786 and $187.

The forgivable loan agreements contain covenants, including limitations on the incurrence of additional indebtedness, maintenance of minimum adjusted shareholders’ equity levels and a prohibition on the termination of the Company’s $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the loan agreements may be accelerated and become due and payable. If the clearing agreements are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The loan agreements are secured by the Company’s, but not its subsidiaries’, deposits and accounts held at NFS or its affiliates, which amounted to $21,708 at December 31, 2016.

Premier Trust Note

On September 1, 2010, as part of the consideration paid for Premier Trust, the Company issued a five-year, non-negotiable promissory note in the aggregate principal amount of $1,161 to a subsidiary of Premier Trust’s former shareholder. The note bore interest at 6.5% per annum, payable in 20 equal quarterly installments and was fully paid in September 2015.

Securities America Notes

On November 4, 2011 (the “Closing Date”), in connection with the Securities America acquisition, the Company entered into a loan agreement with various lenders (the “Lenders”), under which the Lenders provided a loan to the Company in an aggregate principal amount of $160,700 (the "November 2011 Loan"), a portion of which was used to fund the cash purchase price payable on the Closing Date. Interest on the November 2011 Loan was payable quarterly at 11% per annum. The remaining balance of the loan, together with accrued and unpaid interest thereon, was paid on November 10, 2016. On the Closing Date, the Company paid a one-time aggregate funding fee of $804 to the Lenders and issued warrants to purchase an aggregate of 10,713,332 shares of the Company's common stock.

The warrants were valued at $9,428 utilizing the Black-Scholes option pricing model. The value of the warrants were credited to additional paid-in capital with a corresponding reduction in the carrying value of the notes as debt discount, which was amortized over the term of the notes by the interest method.

On October 26, 2016, holders of the remaining unexercised warrants to purchase an aggregate of 10,699,999 shares of our common stock exercised such warrants in full. Each holder paid the exercise price by cancellation of indebtedness represented by the remaining balance of the promissory note held by such lender. Accordingly, promissory notes with an aggregate remaining outstanding balance of $17,976 were canceled and no indebtedness related to the November 2011 Loan remains outstanding.

The Company used the net proceeds from the sale of Series A Preferred Stock during the year ended December 31, 2015 and 2014 (see Note 15) to prepay $11,852 and $20,022, respectively, principal amount of the remaining aggregate principal amount of the November 2011 Loan. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the years ended December 31, 2015 and 2014 of $252 and $548, respectively, which included unamortized discounts and the write-off of debt issuance costs.

Interest paid to Frost Nevada, Vector Group Ltd ("Vector") and the Company's president and chief executive officer and director amounted to $1,779, $198 and $0 in 2016, $2,034, $226 and $0 in 2015 and $4,334, $482 and $6 in 2014, respectively.

Bank Loans - Securities America

On November 6, 2013, SAFC, entered into a loan agreement with a third-party financial institution for a term loan in the aggregate principal amount of approximately $1,709. The term loan bears interest at 5.5%, has a 54-month term and is collateralized by Securities America’s non-forgivable financial advisor note portfolio. At December 31, 2016 and 2015 respectively, $153 and $564 were outstanding under this loan.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

On November 6, 2013, SAFC entered into a revolving credit agreement with the same third-party. Pursuant to this loan agreement, up to $1,500 aggregate principal amount of lending is available, subject to certain conditions. Any additional loans would bear interest at 5.5% per annum over a 5-year term. On November 24, 2015, the loan agreement was amended to reflect an additional $1,000 in addition to any outstanding amounts at the time the amendment was executed allowing for $1,950 total borrowing. The interest rate and terms established in the original credit agreement remain unchanged. At December 31, 2016 and 2015 respectively, $620 and $950 were outstanding under this loan.

The loan agreement contains certain affirmative and negative covenants, including covenants regarding Securities America’s client asset levels and number of financial advisors.

Promissory Notes - Highland

As of July 31, 2014, the date of the Highland acquisition, Highland had $21,834 payable under a credit agreement that was repaid by the Company. As of December 31, 2016 and 2015, HCHC Acquisition, as successor in interest to Highland's parent, had outstanding $6,738 of its 10% promissory notes due February 26, 2019. Accrued interest on the promissory notes is payable quarterly.

Promissory Notes - KMS

On October 15, 2014, as part of the consideration paid for the acquisition of KMS, the Company issued four-year promissory notes to the former shareholders of KMS in the aggregate principal amount of $8,000, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest which were valued at $7,508 based on an imputed interest rate of 5.5%. The carrying value of promissory notes at December 31, 2016 and 2015, respectively net of $221 and $343 unamortized discount, amounts to $3,852 and $5,711. The former shareholders of KMS who hold such notes at December 31, 2016, include KMS's chairman $2,065, president $1,213, chief compliance officer $445, vice president-brokerage operations $160, chief technology officer $154 and vice president-licensing and administration $36. Total interest expense to former shareholders who are current officers of KMS was $90, $126 and $31 respectively, for the years ended 2016, 2015 and 2014.

Promissory Notes - SSN

On January 2, 2015, as part of the consideration paid for the acquisition of SSN, the Company issued four-year promissory notes to the former shareholders of SSN in the aggregate principal amount of $20,000, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest, which were valued at $18,697 based on an imputed interest rate of 5.1%. The carrying value of promissory notes at December 31, 2016 and 2015, respectively, net of $651 and $977 of unamortized discount, amounts to $10,769 and $15,378. The former shareholders of SSN who hold such notes include SSN's president and chief executive officer $228, chief compliance officer $57, chief financial officer $34 and vice president-trading $11. Total interest expense to former shareholders who are current officers of SSN was $7 and $9 respectively, for the years ended 2016 and 2015.

Other

KMS had a subordinated note payable to a current officer of KMS, in the amount of $600 which was paid in August 2016 plus monthly interest at prime plus one percent.

The prime rate was 3.50% at both December 31, 2016 and 2015. Total interest paid on the note in 2016 and 2015, respectively, was $16 and $26. The note was subordinated to present and future creditors of KMS.

13.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through January 2030. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

below. The subleases expire at various dates through August 2020. As of December 31, 2016, minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2017	$7,688	$54	$7,634
2018	6,850	54	6,796
2019	6,632	52	6,580
2020	5,725	28	5,697
2021	3,950	—	3,950
Thereafter	21,691	—	21,691
Total	$52,536	$188	$52,348

Deferred rent of $1,764 and $1,551 at December 31, 2016 and 2015, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

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

During the period from March 2015 to February 2016, eight arbitration claims and one lawsuit (U.S. District Court for the Middle District of Alabama) were filed against Triad and others by a total of 45 individuals concerning purported misrepresentations and unsuitability of trading in their advisory accounts. All or most of the transactions at issue were effected through an investment advisory firm not affiliated with Triad or the Company. The lawsuit was transferred to arbitration. All of the arbitration claims were settled during the period from February 2016 to February 2017; the amounts paid by Triad in connection with those settlements were not material.

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

In September 2015, Securities America was named as a defendant in lawsuits brought by the bankruptcy trustee of a broker-dealer (U.S. Bankruptcy Court for the District of Minnesota) and a putative class action by the shareholders of that broker-dealer (U.S. District Court for the District of Minnesota). The lawsuits allege that certain of the debtor broker-dealer’s assets were transferred to Securities America in June 2015 for inadequate consideration. In October 2016, a settlement was reached with the bankruptcy trustee resolving those claims; the amount paid in connection with the settlement was not material. The remaining complaint seeks an unspecified amount of compensatory damages, and other relief. Securities America intends to vigorously defend against these claims.

Commencing in October 2013, certain states have requested that Securities America provide information concerning the suitability of purchases of non-traded REIT securities by their residents. Securities America has complied with the requests. From March to December 2016, Securities America received additional correspondence from three such states concerning

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

sales of non-traded REIT securities to its residents. The Company does not believe that any action is warranted in connection with such state notice and believes that no material outcome would result if an action were commenced.

In November 2015, two purported class action complaints were filed in state court in Tennessee against officers and directors of Miller Energy Resources, Inc. (“Miller”), as well as Miller’s auditors and nine firms that underwrote six securities offerings in 2013 and 2014, and raised approximately $151,000. Ladenburg was one of the underwriters of two of the offerings.  The complaints allege, among other things, that the offering materials were misleading based on the purportedly overstated valuation of certain assets, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In December 2015 the defendants removed the complaints to the U.S. District Court for the Eastern District of Tennessee; in November 2016, the cases were consolidated. Defendants' motions to dismiss are currently pending. Ladenburg intends to vigorously defend against these claims.

In January 2016, an amended complaint was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors. The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. Motions to dismiss are currently pending. Ladenburg intends to vigorously defend against these claims.

During the period from May to July 2016, four arbitration claims were filed against Ladenburg by former customers concerning purported unauthorized trading, excessive trading and mishandling of their accounts by a former Ladenburg registered representative. Also, in December 2016, Ladenburg received notice of an additional unfiled claim by a former customer concerning similar activity by the former Ladenburg registered representative. The total amount of compensatory damages asserted in these five claims is in excess of $5,500. Ladenburg intends to vigorously defend against these claims.

SEC examination staff reports provided to Triad and Securities America Advisors, Inc. in May and August 2016, respectively, asserted that the firms had acted inconsistently with their fiduciary duties in recommending and selecting mutual fund share classes that paid 12b-1 fees where lower cost share classes also were available in those same funds. The staff also asserted that the firms’ disclosures of potential conflicts of interest and compensation related to the mutual fund share classes that paid 12b-1 fees were insufficient. The firms are reviewing the reports and the underlying circumstances, including, without limitation, the amounts of such payments and the contents of the firms’ disclosures to clients, are determining appropriate remedial actions, including restitution to clients, and are in communication with the staff as the firms seek to resolve the matter.

In November 2016, a consolidated class action complaint was filed in U.S. District Court for the Western District of Washington against CTI Biopharma Corp., its directors and officers, as well as the underwriters of two securities offerings in 2015 that raised approximately $105,000. Ladenburg was one of the underwriters of the offerings. The complaint alleges, among other things, that the offering materials were misleading in their descriptions of safety results of Phase 3 clinical drug trials for the issuer’s lead drug candidate for myelofibrosis, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. Motions to dismiss are currently pending. Ladenburg intends to vigorously defend against these claims.

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

The Company had accrued liabilities in the amount of approximately $4,396 at December 31, 2016 and $1,358 at December 31, 2015 for certain pending matters. For other pending matters, the Company was unable to estimate a range of possible

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At December 31, 2016 and December 31, 2015, amounts due from these clearing brokers were $41,492 and $44,466, respectively, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of December 31, 2016 and December 31, 2015, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

15. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In October 2011, the board approved an amendment to the repurchase program to permit the purchase of up to an additional 5,000,000 shares, and another amendment was made in November 2014 to permit the repurchase of an additional 10,000,000 shares. On November 7, 2016, an amendment to the stock repurchase program was approved to permit the repurchase of up to an additional 10,000,000 shares. Since inception through December 31, 2016, 17,500,000 shares of common stock have been repurchased for $44,690 under the program, including 5,230,433 shares repurchased for $12,711 in 2016 and 5,673,415 shares repurchased for $16,355 in 2015. As of December 31, 2016, 10,000,000 shares remained available for purchase under the program.

Warrants

As of December 31, 2016, outstanding warrants to acquire the Company’s common stock were as follows:

Expiration Date	Exercise Price	Number of Shares
2017	$1.91	2,000,000
		2,000,000

In 2016, 13,236,333 warrants were exercised to purchase 12,389,544 shares of the Company's common stock, net of 846,789 shares tendered in payment of the exercise price. The intrinsic value on the date of exercise was $9,320. In 2015, 646,000 warrants were exercised to purchase 449,482 shares of the Company's common stock, net of 196,518 shares tendered in payment of the exercise price. The intrinsic value on the date of exercise was $966. In 2014, warrants were exercised to purchase 13,333 shares of the Company's common stock. The intrinsic value on the date of exercise was $23.

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
On June 24, 2013, June 13, 2014, November 21, 2014 and May 2015, the Company entered into Equity Distribution Agreements under which it could sell up to an aggregate of 12,000,000 shares of its Series A Preferred Stock from time to time in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the years ended December 31, 2016, 2015 and 2014, the Company sold 1,161,895, 3,586,790 and 4,906,734 shares of Series A Preferred Stock, respectively, pursuant to the “at the market” offerings, which provided total gross proceeds to the Company of $28,303, $86,352 and $111,148, respectively, before deducting commissions paid to unaffiliated sales agents and offering expenses aggregating $723, $1,972 and $2,531, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company paid dividends of $30,438, $28,108 and $17,244, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

16. Per Share Data

Basic net (loss) income per share is computed by dividing net (loss) income attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2014 utilizing the treasury stock method. A reconciliation of basic and diluted common shares use in the computation of per share data is as follows:

	Year Ended December 31,
	2016	2015	2014
Basic weighted-average common shares outstanding - basic	182,987,850	183,660,993	182,768,494
Effect of dilutive securities:
Options to purchase common stock	—	—	15,411,800
Warrants to purchase common stock	—	—	8,331,539
Restricted shares	—	—	604
Dilutive potential common shares	—	—	23,743,943

Weighted average common shares outstanding and dilutive potential common shares	182,987,850	183,660,993	206,512,437

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

During 2016, 2015 and 2014, options, warrants and restricted stock to purchase 41,191,772, 57,494,385 and 3,215,621 common shares, respectively, were not included in the computation of diluted (loss) income per share as the effect would be anti-dilutive.

17.  Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s amended and restated Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1 and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2016, 210,330 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.19 to $2.38; during 2015, 192,978 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.00 to $3.67; and during 2014, 89,581 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.87 to $4.03. These share issuances resulted in a capital contribution of $481, $545 and $291 for 2016, 2015 and 2014, respectively.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provide for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The 1999 Plan provides for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. In 2014, the 2009 Plan was amended to provide for the granting of up to 45,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”)). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided, that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2016, 17,716,165 and 2,314,206 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively.

A summary of the status of the 1999 Plan at December 31, 2016 and changes during the year ended December 31, 2016 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	15,254,501	$1.48
Exercised	(3,077,000)	0.94
Forfeited	(10,000)	2.80
Expired	(45,000)	1.45
Options outstanding, December 31, 2016	12,122,501	$1.62	2.22	$10,181
Vested or expected to vest, December 31, 2016	12,122,501	$1.62	2.22	$10,181
Options exercisable, December 31, 2016	12,122,501	$1.62	2.22	$10,181

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

A summary of the status of the 2009 Plan at December 31, 2016 and changes during the year ended December 31, 2016 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	21,380,009	$2.20
Granted	1,330,000	2.57
Exercised	(558,145)	1.52
Forfeited	(315,811)	1.89
Options outstanding, December 31, 2016	21,836,053	$2.24	5.88	$11,306
Vested or expected to vest, December 31, 2016	21,818,147	$2.24	5.87	$11,306
Options exercisable, December 31, 2016	17,328,303	$2.04	5.37	$10,707

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the option plans. A summary of the status of these options at December 31, 2016 and changes during the year ended December 31, 2016 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	4,415,000	$1.63
Exercised	(1,415,000)	1.05
Options outstanding, December 31, 2016	3,000,000	$1.91	0.80	$1,590
Vested or expected to vest, December 31, 2016	3,000,000	$1.91	0.80	$1,590
Options exercisable, December 31, 2016	3,000,000	$1.91	0.80	$1,590

The weighted-average grant date fair value of employee and director options granted during the years ended December 31, 2016, 2015 and 2014 was $1.07, $2.79 and $1.85, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Dividend yield	—%	—%	—%
Expected volatility	50.38%	61.10%	64.94%
Risk-free interest rate	1.67%	1.63%	2.02%
Expected life (in years)	6.11	6.15	6.40

The weighted average expected life for the 2016, 2015 and 2014 grants to employees and directors reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company estimates the expected term for stock options awarded to independent financial advisors using the contractual term. Expected volatility for the 2016 and 2015 option grants is based on the historical volatility of the common stock of the Company over the same number of years as the expected life, prior to the option grant date. Expected volatility in 2014 was based on blended volatility comprised of the historical volatility of the common stock of the Company and its peers over the same number of years as the expected life, prior to the option grant date.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Restricted Stock Awards

A summary of the restricted stock awards at December 31, 2016 and changes during the year ended December 31, 2016 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	1,208,542	$3.91
Issued during 2016	1,341,000	2.23
Vested during 2016	(306,323)	3.91
Forfeited during 2016	(10,000)	2.64
Nonvested at December 31, 2016	2,233,219	2.92

Restricted stock awards issued in 2016 vest in four equal annual installments.

As of December 31, 2016, there was $8,716 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options and restricted stock, which on a weighted-average basis is approximately 2.22 years.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 amounted to $6,556,$2,595 and $4,640, respectively. The fair value of restricted stock vested in 2015 was $1,197.

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

For the years ended December 31, 2016, 2015 and 2014, non-cash compensation expense relating to share-based awards granted to employees, consultants and advisors amounted to $5,311, $8,759 and $10,541, respectively.

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance cost and compensation

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, (loss) income before income taxes, net (loss) income and cash flows provided by (used in) operating activities.

Segment information for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
2016
Revenues	$1,003,282	$49,425	$50,483	$3,763		$1,106,953
Income (loss) before income taxes	15,071	(3,674)	(6,074)	(17,609)	(1)	(12,286)
EBITDA, as adjusted (2)	47,977	(1,676)	2,255	(12,785)		35,771
Identifiable assets	423,288	38,665	54,166	29,884		546,003
Depreciation and amortization	20,406	703	7,161	64		28,334
Interest	2,828	4	682	748		4,262
Capital expenditures	6,784	139	209	—		7,132
Non-cash compensation	1,010	537	245	3,519		5,311

2015
Revenues	$1,035,365	$61,841	$49,573	$5,339		$1,152,118
Income (loss) before income taxes	7,735	3,095	(6,701)	(15,824)	(1)	(11,695)
EBITDA, as adjusted (2)	46,462	6,052	1,170	(9,639)		44,045
Identifiable assets	417,367	44,050	61,689	50,999		574,105
Depreciation and amortization	19,373	703	6,949	52		27,077
Interest	3,532	7	683	947		5,169
Capital expenditures	7,341	87	783	87		8,298
Non-cash compensation	3,836	638	239	4,046		8,759

2014
Revenues	$816,581	$73,298	$26,164	$5,210		$921,253
Income (loss) before income taxes	10,520	14,846	(841)	(14,519)	(1)	10,006
EBITDA, as adjusted (2)	50,596	16,174	2,315	(7,907)		61,178
Identifiable assets	350,187	39,845	67,941	52,141		510,114
Depreciation and amortization	14,978	665	2,743	11		18,397
Interest	5,460	67	297	1,166		6,990
Capital expenditures	6,058	1,002	253	134		7,447
Non-cash compensation	6,751	612	116	3,062		10,541

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

(1)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

(2)	The following table reconciles income (loss) before income taxes to EBITDA, as adjusted, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
(Loss) income before income taxes	(12,286)		(11,695)		10,006
Adjustments:
Interest income	(672)		(254)		(245)
Change in fair value of contingent consideration	216		(55)		(12)
Loss on extinguishment of debt	—		252		548
Interest expense	4,262		5,169		6,990
Depreciation and amortization	28,334		27,077		18,397
Non-cash compensation expense	5,311		8,759		10,541
Amortization of retention and forgivable loans	5,472		9,238		11,041
Financial advisor recruiting expense	1,882		2,387		1,489
Acquisition-related expense	1,357		940	(5)	2,342
Loss attributable to noncontrolling interest	42		62		81
Other	1,853	(3)	2,165	(4)	—
EBITDA, as adjusted	$35,771		$44,045		$61,178

EBITDA, as adjusted
Independent Brokerage and Advisory Services	$47,977		$46,462		$50,596
Ladenburg	(1,676)		6,052		16,174
Insurance Brokerage	2,255		1,170		2,315
Corporate	(12,785)		(9,639)		(7,907)
Total segments	$35,771		$44,045		$61,178

(3) Includes loss on severance costs of $755, excise and franchise tax expense of $508 and compensation expense that may be paid in stock of $586.

(4) Includes loss on write-off of receivable from subtenant of $855, compensation expense that may be paid in stock of $532, rent expense due to default by subtenant of $468 and excise and franchise tax expense of $310.

(5)	Includes $409 for acquisition-related expense that was previously included in professional services expense and other expense.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

20.  Related Party Transactions

Effective as of October 1, 2015, Investacorp's lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with the Company’s chairman of the board and principal shareholder, in an office building in Miami, Florida, was renewed and now expires in September 2020. The lease provides for aggregate payments during the five-year term of approximately $2,420 and minimum annual payments of $484. Rent expense under such lease amounted to $522, $382 and $351 in 2016, 2015 and 2014, respectively.

Ladenburg’s principal executive offices are located in the same office building in Miami, Florida, where approximately 14,050 square feet of office space is leased from FREH. Ladenburg’s lease was renewed in March 2013 and now expires in February 2018 with two optional five-year extensions. In November 2016 the lease was amended and the rentable square footage was reduced from 18,146 to 14,050. The lease provides for aggregate payments during the remaining term of approximately $575 and minimum annual payment of $493. Rent expense under such lease amounted to $706, $734 and $734 in 2016, 2015 and 2014, respectively.

The Company is a party to an agreement with Vector, where Vector has agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial, tax and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns. Various executive officers and directors of Vector and its subsidiary New Valley serve as members of the board of directors of the Company and Vector and its subsidiaries own approximately 7.83% of the Company’s common stock at December 31, 2016. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. The Company paid Vector $850 in 2016, $850 in 2015 and $850 in 2014 under the agreement and pays Vector at a rate of $850 per year in 2017.

In 2015, the Company entered into a Consulting Services Agreement with Nextt Advisors Inc., a corporation owned solely by the son-in-law (the “Consultant”) of the Company’s President and Chief Executive Officer. Upon the expiration of the 2015 agreement, the Company in 2016 entered in a new Consulting Services Agreement with the Consultant. Pursuant to the agreement, the Company pays the Consultant $16 per month in connection with the Consultant’s provision of professional services to the Company.  The Company paid the Consultant $186 under the agreement in 2016 and $13 in 2015.

SSN has an operating lease for office facilities with Cogdill Capital LLC, an entity in which SSN's Chief Executive Officer and Chief Financial Officer are members who own a minority percentage of such entity, which expires in March 2020. Rent expense under such lease amounted to $276 in 2016 and $268 in 2015.

The Company is a party to an agreement with Castle Brands Inc. ("Castle") under which the Company provides certain administrative, legal and financial services to Castle. The Company's President and Chief Executive Officer, who is also a director of the Company, is also the President and Chief Executive Officer and a director of Castle. Various Company directors serve as directors of Castle and the Company and Castle have the same principal shareholder. The Company received $173 and $171 under this agreement in 2016 and 2015, respectively.

See Note 12 for information regarding loan transactions involving related parties.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

21.  Quarterly Financial Data (Unaudited)

	Quarters
	1st	2nd	3rd	4th
2016:
Revenues	$265,796	$269,775	$274,323	$297,059
Expenses (1)	272,124	271,302	281,162	294,435
(Loss) income before item shown below	(6,328)	(1,527)	(6,839)	2,624
Change in fair value of contingent consideration	(57)	(49)	(72)	(38)
(Loss) income before income taxes	$(6,385)	$(1,576)	$(6,911)	$2,586
Net income (loss)	$2,384	$(17,801)	$(7,515)	$621
Loss attributable to noncontrolling interest	18	14	1	9
Net income (loss) attributable to the Company	$2,402	$(17,787)	$(7,514)	$630
Dividends declared on preferred stock	(7,345)	(7,389)	(7,780)	(7,924)
Net loss available to common shareholders	$(4,943)	$(25,176)	$(15,294)	$(7,294)
Basic loss per common share	$(0.03)	$(0.14)	$(0.08)	$(0.04)
Diluted loss per common share	$(0.03)	$(0.14)	$(0.08)	$(0.04)
Basic weighted average common shares	181,363,446	180,674,937	181,032,730	188,837,490
Diluted weighted average common shares	181,363,446	180,674,937	181,032,730	188,837,490

(1)	Includes a $1,355, $1,341, $1,300 and $1,315 charge for non-cash compensation in the first, second, third and fourth quarters of 2016 respectively.

	Quarters
	1st	2nd	3rd	4th
2015:
Revenues	$278,823	$296,748	$282,214	$294,333
Expenses (1)	284,146	299,581	285,363	294,778
Loss before item shown below	(5,323)	(2,833)	(3,149)	(445)
Change in fair value of contingent consideration	31	—	—	24
Loss before income taxes	$(5,292)	$(2,833)	$(3,149)	$(421)
Net loss	$(3,572)	$(2,477)	$(2,937)	$(2,227)
Loss attributable to noncontrolling interest	20	8	11	23
Net loss attributable to the Company	$(3,552)	$(2,469)	$(2,926)	$(2,204)
Dividends declared on preferred stock	(6,332)	(7,152)	(7,289)	(7,335)
Net loss available to common shareholders	$(9,884)	$(9,621)	$(10,215)	$(9,539)
Basic loss per common share	$(0.05)	$(0.05)	$(0.06)	$(0.05)
Diluted loss per common share	$(0.05)	$(0.05)	$(0.06)	$(0.05)
Basic weighted average common shares	184,998,551	184,743,052	183,519,768	181,423,440
Diluted weighted average common shares	184,998,551	184,743,052	183,519,768	181,423,440

(1)	Includes a $3,260, $2,424, $242 and $2,833 charge for non-cash compensation in the first, second, third and fourth quarters of 2015, respectively.