Form 10-Q
period 2017-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2017-05-09
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes__X__ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[x]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
 ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ___ No  X

As of May 5, 2017 there were 195,882,046 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS

Cash and cash equivalents	$75,643	$98,930
Securities owned, at fair value	3,319	3,543
Receivables from clearing brokers	44,200	41,492
Receivables from other broker-dealers	2,207	853
Notes receivable from financial advisors, net	33,486	32,611
Other receivables, net	55,067	54,634
Fixed assets, net	21,699	21,253
Restricted assets	1,011	1,011
Intangible assets, net	119,452	124,938
Goodwill	124,031	124,031
Cash surrender value of life insurance	10,618	10,210
Other assets	33,315	32,497
Total assets	$524,048	$546,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$333	$382
Accrued compensation	14,121	26,299
Commissions and fees payable	63,433	60,594
Accounts payable and accrued liabilities	40,162	39,876
Deferred rent	1,942	1,764
Deferred income taxes	9,685	10,642
Deferred compensation liability	17,308	17,247
Accrued interest	342	281
Notes payable, net of $760 and $872 unamortized discount in 2017 and 2016, respectively.	24,563	26,417
Total liabilities	171,889	183,502

Commitments and contingencies (Note 7)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares in 2017 and 2016: 8% Series A cumulative redeemable preferred stock; authorized 17,290,000 shares in 2017 and 2016; 15,844,916 shares issued and outstanding in 2017 and 2016, (liquidation preference $396,123 in 2017 and 2016)	1	1
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2017 and 2016; shares issued and outstanding, 195,533,886 in 2017 and 194,057,738 in 2016	19	19
Additional paid-in capital	513,267	519,879
Accumulated deficit	(161,150)	(157,425)

Total shareholders’ equity of the Company	352,137	362,474

Noncontrolling interest	22	27

Total shareholders' equity	352,159	362,501

Total liabilities and shareholders' equity	$524,048	$546,003
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Commissions	$130,489	$127,910
Advisory fees	126,746	110,925
Investment banking	6,489	4,502
Principal transactions	320	133
Interest and dividends	3,774	1,729
Service fees and other income	22,473	20,597
Total revenues	290,291	265,796
Expenses:
Commissions and fees	218,734	199,741
Compensation and benefits	39,125	36,827
Non-cash compensation	1,429	1,355
Brokerage, communication and clearance fees	4,565	5,030
Rent and occupancy, net of sublease revenue	2,392	2,450
Professional services	4,064	3,155
Interest	477	1,207
Depreciation and amortization	7,432	6,875
Acquisition-related expenses	176	36
Amortization of retention and forgivable loans	1,591	1,434
Other	14,976	14,014
Total expenses	294,961	272,124
Loss before item shown below	(4,670)	(6,328)
Change in fair value of contingent consideration	152	(57)
Loss before income taxes	(4,518)	(6,385)
Income tax benefit	(839)	(8,769)
Net (loss) income	(3,679)	2,384
Net loss attributable to noncontrolling interest	(5)	(18)
Net (loss) income attributable to the Company	$(3,674)	$2,402
Dividends declared on preferred stock	(7,924)	(7,345)
Net loss available to common shareholders	$(11,598)	$(4,943)

Net loss per common share available to common shareholders (basic)	$(0.06)	$(0.03)

Net loss per common share available to common shareholders (diluted)	$(0.06)	$(0.03)

Weighted average common shares used in computation of per share data:
Basic	192,270,615	181,363,446
Diluted	192,270,615	181,363,446

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2016	15,844,916	$1	194,057,738	$19	$519,879	$(157,425)	$27	$362,501
Issuance of common stock under employee stock purchase plan	—	—	69,279	—	163	—	—	163
Exercise of stock options (net of 1,116,783 shares tendered in payment of exercise price)	—	—	171,096	—	289	—	—	289
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	11	—	—	11
Stock-based compensation to employees	—	—	—	—	1,418	—	—	1,418
Issuance of restricted stock	—	—	1,491,000	—	—	—	—	—
Repurchase and retirement of common stock, including 140,227 shares surrendered for tax withholdings	—	—	(255,227)	—	(604)	—	—	(604)
Other	—	—	—	—	(28)	—	—	(28)
Preferred stock dividends declared and paid	—	—	—	—	(7,924)	—	—	(7,924)
Cumulative effect of adoption of ASU 2016-09 (Note 1)	—	—	—	—	63	(51)	—	12
Net loss	—	—	—	—	—	(3,674)	(5)	(3,679)
Balance - March 31, 2017	15,844,916	$1	195,533,886	$19	$513,267	$(161,150)	$22	$352,159

See accompanying notes.

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(3,679)	$2,384
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Change in fair value of contingent consideration	(152)	57
Adjustment to deferred rent	178	23
Amortization of intangible assets	5,486	5,145
Amortization of debt discount	113	164
Amortization of debt issue cost	—	94
Amortization of retention and forgivable loans	1,591	1,434
Depreciation and other amortization	1,946	1,730
Deferred income taxes	(945)	(9,157)
Benefit attributable to reduction of goodwill	—	20
Non-cash interest expense on forgivable loan	116	102
Non-cash compensation expense	1,429	1,355
Loss on write-off of furniture, fixtures and leasehold improvements, net	1	—

(Increase) decrease in operating assets
Securities owned, at fair value	224	299
Receivables from clearing brokers	(2,708)	10,306
Receivables from other broker-dealers	(1,354)	(226)
Other receivables, net	(433)	(2,390)
Notes receivable from financial advisors, net	(2,466)	(1,923)
Cash surrender value of life insurance	(408)	1,114
Other assets	(818)	1,322

Increase (decrease) in operating liabilities
Securities sold, but not yet purchased, at fair value	(49)	73
Accrued compensation	(12,178)	(16,425)
Accrued interest	(55)	(9)
Commissions and fees payable	2,839	(2,312)
Deferred compensation liability	61	(896)
Accounts payable and accrued liabilities	438	(1,204)
Net cash used in operating activities	(10,823)	(8,920)

Cash flows from investing activities:
Purchases of fixed assets	(2,393)	(1,839)
Net cash used in investing activities	(2,393)	(1,839)

Cash flows from financing activities:
Issuance of Series A preferred stock	(28)	200
Issuance of common stock	452	1,357
Series A preferred stock dividends paid	(7,924)	(7,345)
Repurchase and retirement of common stock	(604)	(3,755)
Bank loan and revolver repayments	(219)	(128)
Principal payments on notes payable	(1,748)	(1,718)
Net cash used in financing activities	(10,071)	(11,389)
Net decrease in cash and cash equivalents	(23,287)	(22,148)
Cash and cash equivalents, beginning of period	98,930	118,677
Cash and cash equivalents, end of period	$75,643	$96,529

Supplemental cash flow information:
Interest paid	$303	$856
Taxes paid	89	206

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company” or “LTS”) is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), KMS Financial Services, Inc. (“KMS”), Securities Service Network, Inc. (“SSN”), Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’), Premier Trust, Inc. (‘‘Premier Trust’’) and Highland Capital Brokerage, Inc. (“Highland”).

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 for additional disclosures and a description of accounting policies.

Certain amounts in the prior period financial statements were reclassified to conform with the current period financial statement presentation.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for fiscal years and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years and interim periods within those years, beginning after December 15, 2016, the original effective date of the standard. The Company is currently assessing the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in the first quarter of 2017. Prior to adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the tax benefit related to the excluded windfall deductions for federal and state purposes were approximately $4,458. Upon adoption of ASU 2016-09, the Company recognized the tax benefit related to the excluded windfall deductions as a deferred tax asset with a corresponding offset of $4,446 to valuation allowance. In regards to the forfeiture policy election, the Company is not continuing to estimate the number of awards expected to be forfeited, rather the Company will elect to account for forfeitures as they occur. As of December 31, 2016 additional compensation cost related to the elimination of estimated forfeitures was $63, net of estimated tax benefit of $12, which is reflected in the statement of changes in shareholders equity. No other terms of the adopted guidance resulted in an impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 became effective for transactions beginning in the first quarter of 2017 and is being applied prospectively. The adoption of ASU 2017-01 did not have any impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and applies prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.

2. Fair Value of Assets and Liabilities
Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following tables presents the carrying values and estimated fair values at March 31, 2017 and December 31, 2016 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	March 31, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$75,643	$75,643	$—	$75,643
Receivables from clearing brokers	44,200	—	44,200	44,200
Receivables from other broker-dealers	2,207	—	2,207	2,207
Notes receivables, net (1)	33,486	—	33,486	33,486
Other receivables, net	55,067	—	55,067	55,067
	$210,603	$75,643	$134,960	$210,603

Liabilities
Accrued compensation	$14,121	$—	$14,121	$14,121
Commissions and fees payable	63,433	—	63,433	63,433
Accounts payable and accrued liabilities (2)	34,675	—	34,675	34,675
Accrued interest	342	—	342	342
Notes payable, net (3)	24,563	—	22,751	22,751
	$137,134	$—	$135,322	$135,322

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $5,487.
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The following tables presents the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	March 31, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$313	$313	$—	$—	$313
Debt securities	2,023	—	2,023	—	2,023
U.S. Treasury notes	100	—	100	—	100
Common stock and warrants	883	358	525	—	883
Total	$3,319	$671	$2,648	$—	$3,319

Liabilites
Contingent consideration payable	$5,487	$—	$—	$5,487	$5,487
Debt securities	15	—	15	—	15
U.S. Treasury notes	148	—	148	—	148
Common stock and warrants	170	170	—	—	170
Total	$5,820	$170	$163	$5,487	$5,820

	December 31, 2016
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$443	$443	$—	$—	$443
Debt securities	1,850	—	1,850	—	1,850
U.S. Treasury notes	101	—	101	—	101
Common stock and warrants	1,149	494	655	—	1,149
Total	$3,543	$937	$2,606	$—	$3,543

Liabilites
Contingent consideration payable	$7,144	$—	$—	$7,144	$7,144
Debt securities	25	—	25	—	25
U.S. Treasury notes	96	—	96	—	96
Common stock and warrants	261	261	—	—	261
Total	$7,526	$261	$121	$7,144	$7,526

As of March 31, 2017 and December 31, 2016, approximately $3,054 and $3,161, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers.
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

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of March 31, 2017 and December 31, 2016, the fair values of the warrants were $118 and $252, respectively, and are included in common stock and warrants (Level 2) above.

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

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

Fair value of contingent consideration as of December 31, 2015	$2,813
Payments	(827)
Change in fair value of contingent consideration	216
Fair value of contingent consideration in connection with 2016 acquisitions	4,942
Fair value of contingent consideration as of December 31, 2016	$7,144
Payments	(1,505)
Change in fair value of contingent consideration	(152)
Fair value of contingent consideration as of March 31, 2017	$5,487

3. Intangible Assets

At March 31, 2017 and December 31, 2016, intangible assets subject to amortization consisted of the following:

		March 31, 2017		December 31, 2016
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$16,571	$25,563	$15,754
Relationships with financial advisors	14.7	117,995	42,920	117,995	40,505
Vendor relationships	7	3,613	3,613	3,613	3,613
Covenants not-to-compete	3.9	6,421	4,990	6,421	4,638
Customer accounts	8.3	2,029	1,997	2,029	1,971
Trade names	7.7	16,910	10,574	16,910	10,017
Renewal revenue	7.9	41,381	13,795	41,381	12,481
Relationship with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	124	124	119
Other	6	67	67	67	67
Total		$217,550	$98,098	$217,550	$92,612

Aggregate amortization expense for the three months ended March 31, 2017 and 2016 amounted to $5,486 and $5,145, respectively. The weighted-average amortization period for total amortizable intangibles at March 31, 2017 is 9.05 years. As of March 31, 2017, the remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remainder of 2017	$15,841
2018	20,462
2019	16,987
2020	15,400
2021	10,687
2022 - 2039	40,075
$119,452

4. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at March 31, 2017, each had a $250 minimum net capital requirement. At March 31, 2017, Securities America had regulatory net capital of $3,329, Triad had regulatory net capital of $12,216, Investacorp had regulatory net capital of $7,385, KMS had regulatory net capital of $6,523 and Ladenburg had regulatory net capital of $19,194.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at March 31, 2017, it had net capital of $7,302, which was $6,492 in excess of its required net capital of $810, and had a net capital ratio of 1.66 to 1.

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

Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At March 31, 2017, Premier Trust had stockholders’ equity of $1,942, including at least $250 in cash.

5. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2017, the estimated annual effective tax rate for 2017 (exclusive of discrete items) is approximately 19% of projected pre-tax income. Our estimated annual tax expense consists of a deferred tax provision related to tax amortization of indefinite-lived intangibles including goodwill and a provision for state and local income taxes.

For the three months ended March 31, 2017, the Company recorded an income tax benefit of $839 on a pre-tax loss of $4,518. Based on objective evidence including being in cumulative losses in recent years, the Company continues to maintain a valuation allowance against its net deferred tax assets as of March 31, 2017.

For the three months ended March 31, 2016, the Company recorded an income tax benefit of $8,769 on pre-tax loss of $6,385. The effective tax rate differs from the federal statutory income tax rate for the 2016 period due to nondeductible expenses and state and local income taxes.

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

6.	Notes Payable

Notes payable consisted of the following:

	March 31, 2017	December 31, 2016
Notes payable to clearing firm under forgivable loans	$4,285	$4,285
Note payable under subsidiary's term loan with bank	47	153
Note payable under subsidiary's revolver with bank	506	620
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS' former shareholders, net of $189 and $221 of unamortized discount in 2017 and 2016, respectively	3,383	3,852
Notes payable to SSN's former shareholders, net of $570 and $651 of unamortized discount in 2017 and 2016, respectively	9,604	10,769
Total	$24,563	$26,417

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The Company estimates that the fair value of notes payable was $22,751 at March 31, 2017 and $24,494 at December 31, 2016 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of March 31, 2017, the Company was in compliance with all covenants in its debt agreements.

At March 31, 2017, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder. On March 9, 2016, the Company entered into an amendment to the revolving credit agreement to extend the maturity date thereunder for a period of five years to August 25, 2021.

On April 21, 2017, Securities America entered into an amended and restated loan agreement with a financial institution. The loan agreement modified the interest rate for Securities America's revolving credit facility to prime plus 2.25% and decreased the revolving credit availability to $1,468. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000, subject to certain conditions. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by Securities America's assets.

7. Commitments and Contingencies

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

In January 2016, an amended complaint for a purported class action was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P., related entities and their officers and directors. The amended complaint added as defendants Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In March 2017 the court granted the defendants’ motions to dismiss without prejudice, and granted the plaintiffs leave to file an amended complaint by May 15, 2017. If a new amended complaint is filed, Ladenburg intends to vigorously defend against it.

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

Commencing in October 2013, certain states have requested that Securities America provide information concerning the suitability of purchases of non-traded REIT securities by their residents. Securities America has complied with the requests. Securities America has received additional correspondence from three such states concerning sales of non-traded REIT securities to its residents. The Company does not believe that any action is warranted in connection with such state notices and believes that no material outcome would result if an action were commenced.

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

SEC staff have asserted that KMS failed to sufficiently disclose revenues received from its clearing broker relating to advisory client accounts, including revenues it received from no-transaction-fee mutual funds, and that a 2014 reduction in execution and clearing costs should have been passed on to its clients.  Certain of these matters arose from a 2013 SEC staff examination.  KMS has agreed in principle with the SEC staff to an order that settles these matters, which is subject to approval by the SEC. Amounts expected to be payable in connection with such order are not material.

SEC examination staff reports provided to Triad and Securities America Advisors, Inc. in May and August 2016, respectively, asserted that the firms had acted inconsistently with their fiduciary duties in recommending and selecting mutual fund share classes that paid 12b-1 fees where lower cost share classes also were available in those same funds. The staff also asserted that the firms’ disclosures of potential conflicts of interest and compensation related to the mutual fund share classes that paid 12b-1 fees were insufficient. Triad has revised its disclosures and has completed restitution to its affected clients. Securities America Advisors, Inc. continues to review the circumstances, including, without limitation, the amounts of such payments and the contents of disclosures to clients, is determining appropriate remedial actions, including restitution to clients, and is in communication with the SEC staff as it seeks to resolve the matter.

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

The Company had accrued liabilities in the amount of approximately $3,170 at March 31, 2017 for certain pending matters which are included in accounts payable and accrued liabilities. During the three months ended March 31, 2017, the Company charged $125 to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Operating Leases
At March 31, 2017, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $50,399, through January 2030.

Our Ladenburg subsidiary is obligated under a new office lease agreement at 277 Park Avenue, New York, providing for payments of $3,818 through January 20, 2021, which is included in the amount above.

In connection with an office lease amendment effective April 1, 2017, a subsidiary agreed to reduce the rentable square feet of the premises, which will reduce future payments by $300.

8. Off-Balance-Sheet Risk and Concentration of Credit Risk

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At March 31, 2017 the amount due from these clearing brokers was $44,200, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of March 31, 2017, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the fair values of the related securities, and such entities will incur a loss if, at the time of purchase, the fair value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

9. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In each of October 2011, November 2014 and November 2016, the board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. Since inception through March 31, 2017, 17,615,000 shares of common stock have been repurchased for $44,971 under the program and have been retired, including the repurchase of 115,000 shares for $281 during the three months ended March 31, 2017. As of March 31, 2017, 9,885,000 shares remained available for purchase under the program.

Stock Compensation Plans

As of March 31, 2017, there was $3,431 of unrecognized compensation cost for stock-based compensation related to options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.70 years for all grants.

Options and warrants were exercised to purchase 171,096 shares of the Company’s common stock during the three months ended March 31, 2017, for which the intrinsic value on dates of exercise was $106.

Restricted stock granted during the three months ended March 31, 2017 was as follows:

Grant Date		Final Vesting Date	Shares	Fair Value (1)
January 13, 2017	(2)	January 13, 2021	1,190,000	$2,844
January 20, 2017	(2)	January 20, 2021	301,000	$674
			1,491,000	$3,518

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

During the three months ended March 31, 2017, no shares of restricted stock were forfeited.

As of March 31, 2017, there was $7,331 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $3,298 related to the 2017 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 2.97 years for all grants and approximately 3.79 years for the 2017 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,418 for the three months ended March 31, 2017.

Stock based compensation for consultants and independent financial advisors was $11 for the three months ended March 31, 2017. In the three months ended March 31, 2017, 140,227 shares were surrendered to cover payment of exercise prices and taxes.

Capital Stock

On May 18, 2016, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of preferred stock authorized from 25,000,000 to 50,000,000 and to increase the number of shares of common stock authorized from 800,000,000 to 1,000,000,000.

For the three months ended March 31, 2017, the Company paid dividends of $7,924 on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

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

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended March 31,
	2017	2016
Basic weighted-average shares	192,270,615	181,363,446
Effect of dilutive securities:
Options to purchase common stock	—	—
Warrants to purchase common stock	—	—
Dilutive potential common shares	—	—
Weighted average common shares outstanding and dilutive potential common shares	192,270,615	181,363,446

For the three months ended March 31, 2017, options and warrants to purchase 38,670,087 shares of common stock and 3,112,719 restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. For the three months ended March 31, 2016, options and warrants to purchase 55,858,875 shares of common stock and 2,260,792 restricted shares of common stock were not included in the diluted computation as the effect would have been anti-dilutive.

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance costs and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention and forgivable loans and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

Segment information for the three months ended March 31, 2017 and 2016 was as follows:

Three Months Ended March 31, 2017	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$265,841	$11,865	$12,301	$284		$290,291
Income (loss) before income taxes	3,594	(520)	(2,515)	(5,077)	(1)	(4,518)
EBITDA, as adjusted (3)	11,735	113	(443)	(3,915)		7,490
Identifiable assets (2)	417,972	35,770	50,611	19,695		524,048
Depreciation and amortization	5,450	163	1,804	15		7,432
Interest	236	—	168	73		477
Capital expenditures	2,188	133	33	39		2,393
Non-cash compensation	268	158	62	941		1,429

Three Months Ended March 31, 2016
Revenues	$243,744	$10,522	$11,324	$206		$265,796
Income (loss) before income taxes	3,253	(3,142)	(2,734)	(3,762)	(1)	(6,385)
EBITDA, as adjusted (3)	11,044	(2,798)	(656)	(2,517)		5,073
Identifiable assets (2)	409,824	36,516	56,383	38,983		541,706
Depreciation and amortization	4,926	175	1,757	17		6,875
Interest	843	—	170	194		1,207
Capital expenditures	1,746	—	93	—		1,839
Non-cash compensation	251	136	61	907		1,355

(1)	Includes interest expense, compensation, professional fees, and other general and administrative expenses.

(2)	Identifiable assets are presented as of the end of the period.

(3)	The following table reconciles loss before income taxes for the three months ended March 31, 2017 and 2016 to EBITDA, as adjusted.

	Three Months Ended March 31,
	2017	2016
Loss before income taxes	$(4,518)	$(6,385)
Adjustments:
Interest income	(102)	(133)
Change in fair value of contingent consideration	(152)	57
Interest expense	477	1,207
Depreciation and amortization	7,432	6,875
Non-cash compensation expense	1,429	1,355
Amortization of retention and forgivable loans	1,591	1,434
Financial advisor recruiting expense	868	321
Acquisition-related expense	176	36
Loss attributable to noncontrolling interest	5	18
Other (1)	284	288
EBITDA, as adjusted	$7,490	$5,073

EBITDA, as adjusted
Independent Brokerage and Advisory Services	$11,735	$11,044
Ladenburg	113	(2,798)
Insurance Brokerage	(443)	(656)
Corporate	(3,915)	(2,517)
Total segments	$7,490	$5,073

(1)
Includes excise and franchise tax expense of $141 for the three months ended March 31, 2017 and compensation expense that may be paid in stock of $143 for the three months ended March 31, 2017. Includes excise and franchise tax expense of $134 for the three months ended March 31, 2016 and compensation expense that may be paid in stock of $154 for the three months ended March 31 , 2016.

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

Recent Developments

Common Stock Repurchases

During the three months ended March 31, 2017, we repurchased and retired an aggregate of 255,227 shares of our common stock for $604, including 115,000 shares repurchased under our stock repurchase program, representing an average price per share of $2.37.

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

During the three years ended March 31, 2017, we issued 3,981,684 shares of common stock in connection with acquisitions and incurred $60,600 of indebtedness related to acquisitions, $20,485 of which was outstanding as of March 31, 2017.

Critical Accounting Policies

There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2016. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

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

The following table includes a reconciliation of net (loss) income attributable to the Company as reported to EBITDA, as adjusted for the periods ending March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Total revenues	$290,291	$265,796
Total expenses	294,961	272,124
Loss before income taxes	(4,518)	(6,385)
Net (loss) income attributable to the Company	(3,674)	2,402

Reconciliation of net (loss) income attributable to the Company to EBITDA, as adjusted:
Net (loss) income attributable to the Company	$(3,674)	$2,402
Less:
Interest income	(102)	(133)
Change in fair value of contingent consideration	(152)	57
Add:
Interest expense	477	1,207
Income tax benefit	(839)	(8,769)
Depreciation and amortization	7,432	6,875
Non-cash compensation expense	1,429	1,355
Amortization of retention and forgivable loans	1,591	1,434
Financial advisor recruiting expense	868	321
Acquisition-related expense	176	36
Other (1)	284	288
EBITDA, as adjusted	$7,490	$5,073

(1)
Includes excise and franchise tax expense of $141 for the three months ended March 31, 2017, and compensation expense that may be paid in stock of $143 for the three months ended March 31, 2017. Includes excise and franchise tax expense of $134 for the three months ended March 31, 2016 and compensation expense that may be paid in stock of $154 for the three months ended March 31, 2016.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance costs and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions.

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

First quarter 2017 EBITDA, as adjusted, was $7,490, an increase of $2,417 (48%), from EBITDA, as adjusted, of $5,073 for the first quarter of 2016. EBITDA, as adjusted from our Ladenburg segment increased by $2,911 (104%) on increased revenue of $1,343 (13%) and decreased expenses of $1,279 (9%) as compared to the prior-year period. Our independent brokerage and advisory services segment also experienced an increase in EBITDA, as adjusted, of $691 (6%) on increased revenue of $22,097 (9%).

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

	Three Months Ended March 31,
	2017	2016
Revenues:
Independent Brokerage and Advisory Services	$265,841	$243,744
Ladenburg	11,865	10,522
Insurance Brokerage	12,301	11,324
Corporate	284	206
Total revenues	$290,291	$265,796

Income (loss) before income taxes:
Independent Brokerage and Advisory Services	$3,594	$3,253
Ladenburg	(520)	(3,142)
Insurance Brokerage	(2,515)	(2,734)
Corporate(1)	(5,077)	(3,762)
Total loss before income taxes	$(4,518)	$(6,385)

EBITDA, as adjusted:
Independent Brokerage and Advisory Services	$11,735	$11,044
Ladenburg	113	(2,798)
Insurance Brokerage	(443)	(656)
Corporate	(3,915)	(2,517)
Total EBITDA, as adjusted(2):	$7,490	$5,073

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses.

(2)	See Note 12 to our condensed consolidated financial statements for a reconciliation of EBITDA, as adjusted, to loss before income taxes.

Three months ended March 31, 2017 versus three months ended March 31, 2016

For the quarter ended March 31, 2017, we had net loss attributable to the Company of $3,674 as compared to net income attributable to the Company of $2,402 for the quarter ended March 31, 2016, primarily due to a decrease in our income tax benefit by $7,930 (90%). The increase of $24,495 (9%) in total revenues was partially offset by a $22,837 (8%) increase in total expenses.

Our total revenues for the three months ended March 31, 2017 increased by $24,495 (9%) as compared to the 2016 period, primarily attributable to increases in commissions and advisory fees. First quarter 2017 revenues included increases in advisory fees of $15,821, commissions revenue of $2,579, interest and dividends of $2,045, investment banking revenue of $1,987, service fees and other income of $1,876 and principal transactions of $187. Our independent brokerage and advisory services segment revenues increased by $22,097 (9%) from the 2016 period, primarily as a result of increased advisory fees, commissions, interest and dividends and service fees and other income. Our Ladenburg segment revenues in the first quarter of 2017 increased by $1,343 (13%) from the comparable 2016 quarter driven by an increase in equity capital raising for small and mid-cap public companies. Our insurance brokerage segment revenues increased by $977 (9%), primarily due to increased commissions from institutional accounts as compared to the prior-year period.

Our total expenses for the three months ended March 31, 2017 increased by $22,837 (8%) as compared to the 2016 period, mostly due to expense increases of $21,913 (9%) and $1,393 (35%) in our independent brokerage and advisory services and Corporate segments, respectively. First quarter 2017 expenses included increases in commissions and fees expense of $18,993, compensation and benefits expense of $2,298, other expense of $962, professional fees expense of $909, depreciation and amortization expense of $557, acquisition-related expenses of $140, amortization of retention forgivable loans of $157, and non-cash compensation expense of $74, which were partially offset by decreases in interest expense of $730 and brokerage, communication and clearance fee expense of $465.

Commissions revenue for the three months ended March 31, 2017 increased by $2,579 (2%) as compared to the 2016 period. Commissions revenue in our independent brokerage and advisory services segment increased by $2,175 (2%) for the 2017 first quarter as compared to the 2016 first quarter primarily due to higher commission trails and increased sales of mutual funds and variable annuities, partially offset by lower sales of alternative investments. Commissions revenue in our Ladenburg segment decreased by $510 (15%) for the first quarter of 2017 as compared to the prior-year period. Commissions revenue in our insurance brokerage segment increased by $913 (8%) from the comparable 2016 quarter.

Advisory fee revenue for the three months ended March 31, 2017 increased by $15,821 (14%) as compared to the 2016 period due to improved market conditions and higher average advisory assets. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at March 31, 2017 increased by 18% as compared to March 31, 2016. Total advisory assets under management at March 31, 2017 were approximately $60,300,000 as compared to $51,100,000 at March 31, 2016.

The $1,987 (44%) increase in investment banking revenue for the three months ended March 31, 2017 as compared to the 2016 period was primarily driven by a $1,416 increase in capital raising revenue and a $571 increase in strategic advisory services revenue as compared to the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $5,307 for the quarter ended March 31, 2017 as compared to $3,891 for the 2016 first quarter, resulting from an increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $1,182 in the first quarter of 2017 as compared to $611 in the comparable 2016 quarter.

The $187 (141%) increase in principal transactions revenue for the three months ended March 31, 2017 as compared to the 2016 period was primarily attributable to our Ladenburg segment, which had an increase of $183 due to an increase in the market value of the firm's investments and trading positions.

The $2,045 (118%) increase in interest and dividends revenue for the three months ended March 31, 2017 as compared to the 2016 period was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep program was $3,099 in the first quarter of 2017 as compared to $1,224 in the 2016 period, reflecting the impact of an increase in the target rate for the federal funds effective rate. Future levels of interest and dividend revenue are dependent upon prevailing interest rates and cash asset levels. At March 31, 2017, cash balances included in client assets were approximately $4,542,000, including approximately $3,441,000 participating in our current cash sweep program. We plan to implement additional cash sweep programs in 2017, including a program which is anticipated to add approximately $650,000 of cash balances by the end of the second quarter of 2017, which we expect will be reflected in interest and dividends revenue in future periods.

The $1,876 (9%) increase in service fees and other income for the three months ended March 31, 2017 as compared to the 2016 period was primarily due to our independent brokerage and advisory services segment. During the three months ended March 31, 2017, our independent brokerage and advisory services segment had a $1,673 increase in service fees and other income primarily due to an increase in deferred compensation of $919, affiliation fees of $482, errors and omission insurance revenue of $456, conference revenue of $373, outside activity supervision fee of $245, inactive account fees of $117 and trading-related fees of $85, which was partially offset by decreases in marketing revenues primarily from alternative investments and variable annuities of $1,234.

The $18,993 (10%) increase in commissions and fees expense for the three months ended March 31, 2017 as compared to the 2016 period was directly correlated to the increase in commissions and advisory revenue in our independent brokerage and advisory services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent brokerage and advisory services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, if the business of our independent contractor registered representatives decreases, both our revenues and expenses decrease as our representatives earned reduced compensation based on the lower revenues produced.

The $2,298 (6%) increase in compensation and benefits expense for the three months ended March 31, 2017 as compared to the 2016 period was primarily due to an increase in our independent brokerage and advisory services segment of $1,736, which had a 5% increase in headcount as compared to the prior-year period. This increase was offset by a $519 reduction in our Ladenburg segment and a $317 reduction in our insurance brokerage segment.

The $74 (5%) increase in non-cash compensation expense for the three months ended March 31, 2017 as compared to the 2016 period was primarily due to an increase in our corporate segment of $34 and our Ladenburg segment of $22.

The $465 (9%) decrease in brokerage, communication and clearance fees expense for the three months ended March 31, 2017 as compared to the 2016 period was driven by a decrease of $342 in our independent brokerage and advisory services segment due to favorable clearing arrangements and a decrease of $106 in our Ladenburg segment due to a decrease in commission transactions. We expect brokerage, communication and clearance fees expense in future periods to benefit from more favorable terms and future clearing credits to be received under renegotiated clearing agreements.

The $58 (2%) decrease in rent and occupancy expense, net of sublease revenue, for the three months ended March 31, 2017 as compared to the 2016 period was attributable primarily to a decrease of $36 in our independent brokerage and advisory services segment, $17 in our insurance brokerage segment and $11 in our Ladenburg segment, partially offset by an increase of $6 in our corporate segment.

The $909 (29%) increase in professional services expense for the three months ended March 31, 2017 as compared to the 2016 period was driven by an increase in our independent brokerage and advisory services segment of $1,116 and our corporate segment of $62 due to increased legal expenses. These increases were partially offset by decreases of $243 in our Ladenburg segment and $26 in our insurance brokerage segment.

The $730 (60%) decrease in interest expense for the three months ended March 31, 2017 as compared to the 2016 period primarily resulted from a decreased average debt balance. Our average outstanding debt balance was approximately $25,054 for the first quarter of 2017 as compared to $52,698 for the first quarter of 2016. The average interest rate was 5.4% for the three months ended March 31, 2017 as compared to 7.7% for the comparable 2016 period. Our outstanding debt balance as of March 31, 2017 included $6,738, $3,572 and $10,174 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $557 (8%) increase in depreciation and amortization expense for the three months ended March 31, 2017 as compared to the 2016 period was driven by increases in our independent brokerage and advisory services and insurance brokerage segments of $524 and $47, respectively.

The $140 (389%) increase in acquisition-related expense for the three months ended March 31, 2017 as compared to the 2016 period was due to the higher expenses resulting from an asset acquisition at Securities America and certain legal and settlement expenses arising from prior acquisitions.

The $157 (11%) increase in amortization of retention and forgivable loans for the three months ended March 31, 2017 as compared to the 2016 period was driven by increased loan balances at our independent brokerage and advisory services segment.

The $962 (7%) increase in other expense for the three months ended September 30, 2017 as compared to the 2016 period was primarily attributable to increases at our independent brokerage and advisory services segment of deferred compensation plan expense of $837, conference expenses of $389, financial advisor recruiting expense of $291, other office expense of $199 and firm insurance of $85, partially offset by decreases in bad debt, errors and settlements of $352. Our Ladenburg segment had a decrease of $356 in other expense primarily due to a decrease in bad debt, errors and settlements of $193 and other office expenses of $85. Our insurance brokerage segment had a decrease of $172 in other expense as compared to the comparable 2016 period.

We had income tax benefit of $839 for the three months ended March 31, 2017 as compared to an income tax benefit of $8,769 in the comparable 2016 period. As of June 30, 2016, the Company concluded that its deferred tax assets are not realizable on a more-likely-than-not basis. Based on objective evidence including being in cumulative losses in recent years, the Company continues to maintain a valuation allowance against its net deferred tax assets as of March 31, 2017. The income tax provision includes a deferred tax provision related to tax amortization of goodwill and a provision for state and local income taxes. See Note 5 to our condensed consolidated financial statements.

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate for the 2017 period primarily related to tax amortization of indefinite-lived intangibles including goodwill and state and local income taxes.

Liquidity and Capital Resources

Approximately 24% and 27% of our total assets at March 31, 2017 and December 31, 2016, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At March 31, 2017, each of Securities America, Triad, Investacorp, KMS and Ladenburg was subject to a $250 minimum net capital requirement. SSN was subject to a $810 minimum net capital requirement.

At March 31, 2017, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $3,329, Triad $12,216, Investacorp $7,385, KMS $6,523, SSN $7,302 and Ladenburg $19,194. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At March 31, 2017, Premier Trust had stockholders’ equity of $1,942, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

We have entered into equity distribution agreements under which we sold shares of our Series A Preferred Stock in “at the market” offerings under Rule 415 under the Securities Act of 1933.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either March 31, 2017 or December 31, 2016. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, sales of securities in public or private transactions, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of March 31, 2017.

Cash used in operating activities for the three months ended March 31, 2017 was $10,823, which primarily consisted of our net loss of $3,679 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, increases in receivables from clearing brokers, receivables from other broker dealers, notes receivable from financial advisors, net, other receivables, net, cash surrender value of life insurance and other assets, as well as decreases in securities sold , but not yet purchased, at fair value and accrued compensation, partially offset by decreases in securities owned at market value and increases in commissions and fees payable and accounts payable and accrued liabilities.

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

Investing activities used $2,393 for the three months ended March 31, 2017 due to the purchase of furniture, equipment and leasehold improvements. Investing activities used $1,839 for the three months ended March 31, 2016, primarily due to the purchase of furniture, equipment and leasehold improvements.

Financing activities used $10,071 for the three months ended March 31, 2017, primarily due to payment of $7,924 of dividends on our Series A Preferred Stock, $604 used for common stock repurchases and retirements and $1,967 in payments of outstanding indebtedness that included a $1,247 repayment of outstanding notes related to the SSN acquisition and a $501 repayment of outstanding notes related to the KMS acquisition. This was partially offset by $452 from the issuance of common stock upon option exercises and under our employee stock purchase plan. Financing activities used $11,389 for the three months ended March 31, 2016, primarily due to payment of $7,345 of dividends on our Series A Preferred Stock, $3,755 used for common stock repurchases and $1,846 in payments of outstanding indebteness that included a $1,226 repayment of outstanding notes related to the SSN acquisition, a $492 repayment of outstanding notes related to the KMS acquisition, partially offset by $1,357 from the issuance of common stock upon option exercises and Series A Preferred Stock under our "at the market" offering.

At March 31, 2017, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $50,399, through January 2030. See "Contractual Obligations" for information relating to the lease amendment and new lease entered into after December 31, 2016. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $174 through February 2020.

On November 4, 2011, National Financial Services LLC (“NFS”) provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. The Company continues to expense interest under this loan agreement until such time as such interest is forgiven. Upon meeting annual revenue targets, principal and interest of $2,143 and $408, respectively, in 2016 were forgiven and included in other income.

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

In July 2016, as part of an amendment to a clearing agreement between one of our broker-dealer subsidiaries and its clearing firm, the clearing firm has agreed to provide a credit of $2,000 in July 2017 and $2,250 in July 2018. We have reflected the expense reduction ratably in our financial statements.

On November 6, 2013, Securities America entered into a loan agreement (the “SA Loan Agreement”) with a financial institution for (i) a term loan in the aggregate principal amount of $1,709 and (ii) a revolving credit facility of up to $1,500. The term loan bears interest at 5.5%, with a maturity date of May 5, 2018. At March 31, 2017, $47 was outstanding under this term loan. Revolving loans bore interest at 5.5% per annum over a 5-year term. On November 24, 2015, the SA Loan Agreement was amended to increase the total revolving credit availability to $1,950. At March 31, 2017, $506 was outstanding under the revolving credit facility.

On April 21, 2017, Securities America entered into an amended and restated loan agreement (the “Amended SA Loan Agreement”), which modified the interest rate for the revolving credit facility to prime plus 2.25% and decreased the total revolving credit availability to $1,468. The Amended SA Loan Agreement also provided for an additional term loan in the aggregate principal amount of $8,000. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020.  The Amended SA Loan Agreement contains certain affirmative and negative covenants, including covenants regarding Securities America’s client asset levels and number of financial advisors.  Each of the above term loans and the revolving line of credit are collateralized by Securities America's assets.

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At March 31, 2017, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding.

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

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At March 31, 2017, the outstanding balance of these notes, net of a $190 discount, amounted to $3,383.

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

The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At March 31, 2017, the outstanding balance of these notes, net of a $570 discount, amounted to $9,604. We paid an additional amount of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the acquisition closing date exceeded a targeted amount.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In each of October 2011, November 2014 and November 2016, our board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. As of March 31, 2017, 17,615,000 shares had been repurchased for $44,971 under the program and have been retired, including the repurchase of 115,000 shares for $281 during the three months ended March 31, 2017. As of March 31, 2017, 9,885,000 shares remained available for repurchase under the program. Beginning in the fourth quarter of 2016, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

Contractual Obligations

There are no material updates to the Contractual Obligations table as disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

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

We maintain inventories of trading securities. At March 31, 2017, the fair market value of our inventories was $3,319 in long positions and $333 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2017 will have a material adverse effect on our consolidated financial position or results of operations.

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

These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2016, important factors that could cause actual results to differ materially from these contained in any forward-looking statement made by or on behalf of us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the first quarter of 2017.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2017	140,227	(2)	$2.31	—	10,000,000
February 1 to February 28, 2017	—		—	—	10,000,000
March 1 to March 31, 2017	115,000		2.44	115,000	9,885,000
Total	255,227		$2.37	115,000

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In each of October 2011, November 2014 and November 2016, our board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. As of March 31, 2017, 17,615,000 shares had been repurchased for $44,971 under the program and 9,885,000 shares remain available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

(2)
Represents 140,227 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company’s Amended and Restated 2009 Incentive Compensation Plan.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	May 9, 2017	By:	/s/ Brett H. Kaufman
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