Form 10-Q
period 2017-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2017-08-09
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes  ___ No  X

As of August 2, 2017 there were 196,351,902 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS

Cash and cash equivalents	$88,852	$98,930
Securities owned, at fair value	4,267	3,543
Receivables from clearing brokers	55,422	41,492
Receivables from other broker-dealers	2,346	853
Notes receivable from financial advisors, net	33,923	32,611
Other receivables, net	50,119	54,634
Fixed assets, net	22,118	21,253
Restricted assets	760	1,011
Intangible assets, net	114,051	124,938
Goodwill	124,031	124,031
Cash surrender value of life insurance	11,761	10,210
Other assets	30,638	32,497
Total assets	$538,288	$546,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$351	$382
Accrued compensation	20,743	26,299
Commissions and fees payable	61,696	60,594
Accounts payable and accrued liabilities	38,202	39,876
Deferred rent	1,999	1,764
Deferred income taxes	9,290	10,642
Deferred compensation liability	17,904	17,247
Accrued interest	410	281
Notes payable, net of $647 and $872 unamortized discount in 2017 and 2016, respectively.	30,573	26,417
Total liabilities	181,168	183,502

Commitments and contingencies (Note 7)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares in 2017 and 2016: 8% Series A cumulative redeemable preferred stock; authorized 23,844,916 shares in 2017 and 17,290,000 in 2016; shares issued and outstanding 16,243,175 in 2017 and 15,844,916 in 2016, (liquidation preference $406,079 and $396,123 in 2017 and 2016)	2	1
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2017 and 2016; shares issued and outstanding, 196,616,897 in 2017 and 194,057,738 in 2016	20	19
Additional paid-in capital	516,901	519,879
Accumulated deficit	(159,822)	(157,425)

Total shareholders’ equity of the Company	357,101	362,474

Noncontrolling interest	19	27

Total shareholders' equity	357,120	362,501

Total liabilities and shareholders' equity	$538,288	$546,003
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Commissions	$132,524	$125,583	$263,013	$253,008
Advisory fees	134,396	111,951	261,142	222,876
Investment banking	12,887	6,519	19,376	11,021
Principal transactions	258	380	578	513
Interest and dividends	5,868	2,670	9,642	4,399
Service fees and other income	25,603	22,672	48,076	43,754
Total revenues	311,536	269,775	601,827	535,571
Expenses:
Commissions and fees	226,089	198,798	444,823	398,539
Compensation and benefits	40,875	36,060	80,000	72,887
Non-cash compensation	1,378	1,341	2,807	2,696
Brokerage, communication and clearance fees	4,909	2,943	9,474	7,973
Rent and occupancy, net of sublease revenue	2,468	2,237	4,860	4,687
Professional services	3,870	3,259	7,934	6,414
Interest	521	1,172	998	2,379
Depreciation and amortization	7,294	7,241	14,726	14,116
Acquisition-related expenses	89	31	265	67
Amortization of retention and forgivable loans	1,671	1,544	3,262	2,978
Other	21,122	16,676	36,098	30,690
Total expenses	310,286	271,302	605,247	543,426
Income (loss) before item shown below	1,250	(1,527)	(3,420)	(7,855)
Change in fair value of contingent consideration	(63)	(49)	89	(106)
Income (loss) before income taxes	1,187	(1,576)	(3,331)	(7,961)
Income tax (benefit) expense	(138)	16,225	(977)	7,456
Net income (loss)	1,325	(17,801)	(2,354)	(15,417)
Net loss attributable to noncontrolling interest	(3)	(14)	(8)	(32)
Net income (loss) attributable to the Company	$1,328	$(17,787)	$(2,346)	$(15,385)
Dividends declared on preferred stock	(7,953)	(7,389)	(15,877)	(14,734)
Net loss available to common shareholders	$(6,625)	$(25,176)	$(18,223)	$(30,119)

Net loss per common share available to common shareholders (basic)	$(0.03)	$(0.14)	$(0.09)	$(0.17)

Net loss per common share available to common shareholders (diluted)	$(0.03)	$(0.14)	$(0.09)	$(0.17)

Weighted average common shares used in computation of per share data:
Basic	192,304,828	180,674,937	192,287,816	181,019,191
Diluted	192,304,828	180,674,937	192,287,816	181,019,191

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2016	15,844,916	$1	194,057,738	$19	$519,879	$(157,425)	$27	$362,501
Issuance of common stock under employee stock purchase plan	—	—	110,614	—	259	—	—	259
Exercise of stock options	—	—	1,740,997	1	3,719	—	—	3,720
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	23	—	—	23
Stock-based compensation to employees	—	—	—	—	2,784	—	—	2,784
Issuance of restricted stock	—	—	1,771,000	—	—	—	—	—
Repurchase and retirement of common stock, including 145,920 shares surrendered for tax withholdings and 19,658 shares tendered in payment of exercise price	—	—	(1,063,452)	—	(2,581)	—	—	(2,581)
Repurchase of stock option award for cash	—	—	—	—	(850)	—	—	(850)
Preferred stock issued, net of underwriting discount and expense of $428	398,259	1	—	—	9,482	—	—	9,483
Preferred stock dividends declared and paid	—	—	—	—	(15,877)	—	—	(15,877)
Cumulative effect of adoption of ASU 2016-09 (Note 1)	—	—	—	—	63	(51)	—	12
Net loss	—	—	—	—	—	(2,346)	(8)	(2,354)
Balance - June 30, 2017	16,243,175	$2	196,616,897	$20	$516,901	$(159,822)	$19	$357,120

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,354)	$(15,417)
Adjustments to reconcile net loss to
net cash used in operating activities:
Change in fair value of contingent consideration	(89)	106
Adjustment to deferred rent	235	(70)
Amortization of intangible assets	10,887	10,326
Amortization of debt discount	225	327
Amortization of debt issue cost	—	188
Amortization of retention and forgivable loans	3,262	2,978
Depreciation and other amortization	3,839	3,789
Deferred income taxes	(1,340)	6,460
Benefit attributable to reduction of goodwill	—	39
Non-cash interest expense on forgivable loan	190	205
Non-cash compensation expense	2,807	2,696
Loss on write-off of furniture, fixtures and leasehold improvements, net	2	1

(Increase) decrease in operating assets
Securities owned, at fair value	(724)	316
Receivables from clearing brokers	(13,930)	12,581
Receivables from other broker-dealers	(1,493)	(130)
Other receivables, net	4,515	(4,310)
Notes receivable from financial advisors, net	(4,574)	(3,735)
Cash surrender value of life insurance	(1,551)	1,043
Other assets	1,859	898

Increase (decrease) in operating liabilities
Securities sold, but not yet purchased, at fair value	(31)	390
Accrued compensation	(5,556)	(11,184)
Accrued interest	(61)	(17)
Commissions and fees payable	1,102	(4,472)
Deferred compensation liability	657	(579)
Accounts payable and accrued liabilities	(1,585)	(4,085)
Net cash used in operating activities	(3,708)	(1,656)

Cash flows from investing activities:
Purchases of fixed assets	(4,706)	(3,700)
Decrease in restricted assets	251	—
Net cash used in investing activities	(4,455)	(3,700)

Cash flows from financing activities:
Issuance of Series A preferred stock	9,483	8,777
Issuance of common stock	3,979	2,032
Series A preferred stock dividends paid	(15,877)	(14,734)
Repurchase of stock option award for cash	(850)	—
Repurchase and retirement of common stock	(2,581)	(8,904)
Borrowings on term loan	8,000	—
Bank loan and revolver repayments	(565)	(311)
Principal payments on notes payable	(3,504)	(3,442)
Net cash used in financing activities	(1,915)	(16,582)
Net decrease in cash and cash equivalents	(10,078)	(21,938)
Cash and cash equivalents, beginning of period	98,930	118,677
Cash and cash equivalents, end of period	$88,852	$96,739

Supplemental cash flow information:
Interest paid	$644	$1,675
Taxes paid	440	476

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company” or “LTS”) is a holding company. Its principal operating subsidiaries are Securities America, Inc. (collectively with related companies, ‘‘Securities America’’), Triad Advisors, Inc. (‘‘Triad’’), Investacorp, Inc. (collectively with related companies, ‘‘Investacorp’’), KMS Financial Services, Inc. (“KMS”), Securities Service Network, Inc. (“SSN”), Ladenburg Thalmann & Co. Inc. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management Inc. (‘‘LTAM’’), Premier Trust, Inc. (‘‘Premier Trust’’), Highland Capital Brokerage, Inc. (“Highland”) and Ladenburg Thalmann Annuity Insurance Services LLC (‘‘LTAIS’’).

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

Highland is an independent insurance broker that delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers. LTAIS provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

Securities America's, Triad's, Investacorp's, KMS', SSN's and Ladenburg's customer transactions are cleared through clearing brokers on a fully-disclosed basis and such entities are subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board. Each entity is a member of the Securities Investor Protection Corporation. Highland and LTAIS are subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in the first quarter of 2017. Prior to adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the tax benefit related to the excluded windfall deductions for federal and state purposes were approximately $4,458. Upon adoption of ASU 2016-09, the Company recognized the tax benefit related to the excluded windfall deductions as a deferred tax asset with a corresponding offset of $4,446 to valuation allowance. In regards to the forfeiture policy election, the Company is not continuing to estimate the number of awards expected to be forfeited, rather the Company will elect to account for forfeitures as they occur. As of December 31, 2016, additional compensation cost related to the elimination of estimated forfeitures was $63, net of estimated tax benefit of $12, which is reflected in the statement of changes in shareholders' equity. No other terms of the adopted guidance resulted in an impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and applies prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

The following tables present the carrying values and estimated fair values at June 30, 2017 and December 31, 2016 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	June 30, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$88,852	$88,852	$—	$88,852
Receivables from clearing brokers	55,422	—	55,422	55,422
Receivables from other broker-dealers	2,346	—	2,346	2,346
Notes receivables, net (1)	33,923	—	33,923	33,923
Other receivables, net	50,119	—	50,119	50,119
	$230,662	$88,852	$141,810	$230,662

Liabilities
Accrued compensation	$20,743	$—	$20,743	$20,743
Commissions and fees payable	61,696	—	61,696	61,696
Accounts payable and accrued liabilities (2)	35,425	—	35,425	35,425
Accrued interest	410	—	410	410
Notes payable, net (3)	30,573	—	28,755	28,755
	$148,847	$—	$147,029	$147,029

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,777.
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
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.
The following tables presents the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	June 30, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$513	$513	$—	$—	$513
Debt securities	2,454	—	2,454	—	2,454
U.S. Treasury notes	100	—	100	—	100
Common stock and warrants	1,200	335	865	—	1,200
Total	$4,267	$848	$3,419	$—	$4,267

Liabilites
Contingent consideration payable	$2,777	$—	$—	$2,777	$2,777
Debt securities	(117)	—	(117)	—	(117)
U.S. Treasury notes	(151)	—	(151)	—	(151)
Common stock and warrants	(83)	(83)	—	—	(83)
Total	$2,426	$(83)	$(268)	$2,777	$2,426

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

As of June 30, 2017 and December 31, 2016, approximately $3,428 and $3,161, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of June 30, 2017 and December 31, 2016, the fair values of the warrants were $692 and $252, respectively, and are included in common stock and warrants (Level 2) above.

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

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2015	$2,813
Payments	(827)
Change in fair value of contingent consideration	216
Fair value of contingent consideration in connection with 2016 acquisitions	4,942
Fair value of contingent consideration as of December 31, 2016	$7,144
Payments	(1,505)
Change in fair value of contingent consideration	(152)
Fair value of contingent consideration as of March 31, 2017	$5,487
Payments	(2,773)
Change in fair value of contingent consideration	63
Fair value of contingent consideration as of June 30, 2017	$2,777

3. Intangible Assets

At June 30, 2017 and December 31, 2016, intangible assets subject to amortization consisted of the following:

		June 30, 2017		December 31, 2016
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$17,387	$25,563	$15,754
Relationships with financial advisors	14.7	117,995	45,255	117,995	40,505
Vendor relationships	7	3,613	3,613	3,613	3,613
Covenants not-to-compete	3.9	6,421	5,343	6,421	4,638
Customer accounts	8.3	2,029	2,023	2,029	1,971
Trade names	7.7	16,910	11,131	16,910	10,017
Renewal revenue	7.9	41,381	15,109	41,381	12,481
Relationship with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	124	124	119
Other	6	67	67	67	67
Total		$217,550	$103,499	$217,550	$92,612

Aggregate amortization expense for the six months ended June 30, 2017 and 2016 amounted to $10,887 and $10,326, respectively. The weighted-average amortization period for total amortizable intangibles at June 30, 2017 is 8.97 years. As of June 30, 2017, the remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remainder of 2017	$10,440
2018	20,462
2019	16,987
2020	15,400
2021	10,687
2022 - 2039	40,075
$114,051

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

4. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at June 30, 2017, each had a $250 minimum net capital requirement. At June 30, 2017, Securities America had regulatory net capital of $11,052, Triad had regulatory net capital of $7,039, Investacorp had regulatory net capital of $7,242, KMS had regulatory net capital of $6,282 and Ladenburg had regulatory net capital of $23,425.

SSN has elected to compute its net capital under the basic method allowed by the Net Capital Rule and at June 30, 2017, it had net capital of $5,843, which was $4,997 in excess of its required net capital of $846, and had a net capital ratio of 2.17 to 1.

Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At June 30, 2017, Premier Trust had stockholders’ equity of $1,934, including at least $250 in cash.

5. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2017, the estimated annual effective tax rate for 2017 (exclusive of discrete items) is approximately 33% of projected pre-tax income. Our estimated annual tax expense consists of a deferred tax provision related to tax amortization of indefinite-lived intangibles including goodwill and a provision for state and local income taxes.

For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $138 on pre-tax income of $1,187 and an income tax benefit of $977 on a pre-tax loss of $3,331, respectively. Based on objective evidence including being in cumulative losses in recent years, the Company continues to maintain a valuation allowance against its net deferred tax assets as of June 30, 2017.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Based on these factors, we established a full valuation allowance against our deferred tax assets effective as of June 30, 2016. In recording the valuation allowance, deferred tax liabilities associated with indefinite lived intangible assets, such as tax deductible goodwill, generally cannot be used as a source of income to realize deferred tax assets with a finite loss carryforward period, as such liabilities would only reverse on impairment or sale of the related asset which events are not anticipated. The Company does not amortize goodwill for financial reporting purposes but has amortized goodwill with tax basis for tax purposes.

6.	Notes Payable

Notes payable consisted of the following:

	June 30, 2017	December 31, 2016
Notes payable to clearing firm under forgivable loans	$4,285	$4,285
Note payable under subsidiary's term loan with bank	7,815	153
Note payable under subsidiary's revolver with bank	392	620
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS' former shareholders, net of $159 and $221 of unamortized discount in 2017 and 2016, respectively	2,910	3,852
Notes payable to SSN's former shareholders, net of $488 and $651 of unamortized discount in 2017 and 2016, respectively	8,433	10,769
Total	$30,573	$26,417

The Company estimates that the fair value of notes payable was $28,755 at June 30, 2017 and $24,494 at December 31, 2016 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of June 30, 2017, the Company was in compliance with all covenants in its debt agreements.

At June 30, 2017, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder. On March 9, 2016, the Company entered into an amendment to the revolving credit agreement to extend the maturity date thereunder for a period of five years to August 25, 2021.

On April 21, 2017, Securities America Financial Corporation ("SAFC") entered into an amended and restated loan agreement with a financial institution. The loan agreement modified the interest rate for new loans under SAFC's revolving credit facility to prime plus 2.25%. As of June 30, 2017, SAFC had $1,000 of availability under the revolving credit facility. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000 subject to certain conditions. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by the assets of SAFC and Securities America Advisors, Inc.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In November 2015, two purported class action complaints were filed in state court in Tennessee against officers and directors of Miller Energy Resources, Inc. (“Miller”), as well as Miller’s auditors and nine firms that underwrote six securities offerings in 2013 and 2014, and raised approximately $151,000. Ladenburg was one of the underwriters of two of the offerings. The complaints allege, among other things, that the offering materials were misleading based on the purportedly overstated valuation of certain assets, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In December 2015 the defendants removed the complaints to the U.S. District Court for the Eastern District of Tennessee; in November 2016, the cases were consolidated. Defendants' motions to dismiss are pending. Ladenburg intends to vigorously defend against these claims.

In January 2016, an amended complaint for a purported class action was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P., related entities and their officers and directors. The amended complaint added as defendants Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In March 2017 the court granted the defendants’ motions to dismiss without prejudice, and granted the plaintiffs leave to file an amended complaint. In May 2017, the plaintiffs filed a second amended complaint. In July 2017, the defendants filed motions to dismiss, which are pending. Ladenburg intends to vigorously defend against these claims.

In September 2015, Securities America was named as a defendant in lawsuits brought by the bankruptcy trustee of a broker-dealer (U.S. Bankruptcy Court for the District of Minnesota) and a putative class action by the shareholders of that broker-dealer (U.S. District Court for the District of Minnesota). The lawsuits allege that certain of the debtor broker-dealer’s assets were transferred to Securities America in June 2015 for inadequate consideration. In October 2016, a settlement was reached with the bankruptcy trustee resolving those claims; the amount paid in connection with the settlement was not material. The remaining complaint was dismissed without prejudice in May 2017.

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

During the period from May to July 2017, five arbitration claims were filed against Ladenburg by former customers concerning purported unauthorized trading, excessive trading and mishandling of their accounts by a former Ladenburg registered representative. The total amount of compensatory damages asserted in these five claims is in excess of $5,500. In July 2017, a settlement was reached resolving one of its claims; the amount paid in connection with the settlement was not material. Ladenburg intends to vigorously defend against the remaining claims.

In July 2017, the SEC approved a settlement with KMS concerning disclosure of revenues received from KMS's clearing broker relating to sales of no-transaction-fee mutual funds in advisory client accounts and a 2014 reduction in execution and clearing costs that should have been passed on to its clients.  Without admitting or denying the findings, KMS consented to cease and desist from violating sections 206 and 207 of the Investment Advisors Act of 1940, and to pay disgorgement of $383 plus prejudgement interest and a $100 penalty.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In November 2016, a consolidated class action complaint was filed in U.S. District Court for the Western District of Washington against CTI Biopharma Corp., its directors and officers, as well as the underwriters of two securities offerings in 2015 that raised approximately $105,000. Ladenburg was one of the underwriters of the offerings. The complaint alleges, among other things, that the offering materials were misleading in their descriptions of safety results of Phase 3 clinical drug trials for the issuer’s lead drug candidate for myelofibrosis, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. Motions to dismiss are pending. In August 2017, the parties entered into memorandum of understanding to settle the class action complaint. The memorandum of understanding provides for no contribution from Ladenburg or the other underwriter defendants. Any final settlement agreement is subject to court approval and other customary terms and conditions. In the event that the lawsuit proceeds, Ladenburg intends to vigorously defend against these claims.

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

The Company had accrued liabilities in the amount of approximately $7,714 at June 30, 2017 for certain pending matters which are included in accounts payable and accrued liabilities. During the three and six months ended June 30, 2017, the Company charged $4,543 and $4,667, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Operating Leases
At June 30, 2017, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $48,835, through January 2030.

Our Ladenburg subsidiary is obligated under an office lease agreement effective February 1, 2017 at 277 Park Avenue, New York, providing for payments of $3,569 through January 20, 2021, which is included in the amount above.

In connection with a new office lease dated March 28, 2016, a subsidiary has an option to lease office space, which has not yet been constructed, for 12 years and, if exercised, would require the payment of an estimated average annual rent of $1,811, subject to certain adjustments. Because the subsidiary has not yet exercised the option to lease the newly-built space, beginning on June 1, 2017, it became required to pay certain holding and operating costs and imputed interest charges in the amount of approximately $25 per month through the earlier of the date the option is exercised and December 31, 2017. If such option is not exercised by December 31, 2017, the subsidiary would be required to pay certain financial penalties.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At June 30, 2017, the amount due from these clearing brokers was $55,422, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of June 30, 2017, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the fair values of the related securities, and such entities will incur a loss if, at the time of purchase, the fair value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

9. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In each of October 2011, November 2014 and November 2016, the board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. Since inception through June 30, 2017, 18,397,874 shares of common stock have been repurchased for $46,887 under the program and have been retired, including the repurchase of 782,874 shares for $1,916 and 897,874 shares for $2,196 during the three and six months ended June 30, 2017, respectively. As of June 30, 2017, 9,102,126 shares remained available for purchase under the program.

Stock Compensation Plans

As of June 30, 2017, there was $2,790 of unrecognized compensation cost for stock-based compensation related to options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.53 years for all grants.

On May 12, 2017, the Company reached an agreement with an option holder to voluntarily cancel and terminate an option to purchase 3,000,000 shares of the company's common stock at the per share exercise price of $1.91 in exchange for the Company paying the option holder $850,000.

Options were exercised to purchase 1,569,901 and 1,740,997 shares of the Company’s common stock during the three and six months ended June 30, 2017, respectively, for which the intrinsic value on dates of exercise was $453 and $559.

Restricted stock granted during the six months ended June 30, 2017 was as follows:

Grant Date		Final Vesting Date	Shares	Fair Value (1)
January 13, 2017	(2)	January 13, 2021	1,190,000	$2,844
January 20, 2017	(2)	January 20, 2021	301,000	$674
April 3, 2017	(3)	January 13, 2021	10,000	$25,000
May 24, 2017	(2)	May 24, 2021	240,000	$535,200
June 7, 2017	(2)	June 7, 2021	30,000	$67,800
			1,771,000	$631,518

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

(3)	Vests in four equal installments beginning on January 13, 2018.

During the three and six months ended June 30, 2017, no shares of restricted stock were forfeited.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

As of June 30, 2017, there was $7,308 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $3,658 related to the 2017 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 2.70 years for all grants and approximately 3.33 years for the 2017 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,366 and $2,784 for the three and six months ended June 30, 2017.

Stock-based compensation for consultants and independent financial advisors was $12 and $23 for the three and six months ended June 30, 2017. In the three and six months ended June 30, 2017, 25,351 and 165,578 shares, respectively, were surrendered to cover payment of exercise prices and taxes.

Capital Stock

On May 18, 2016, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of preferred stock authorized from 25,000,000 to 50,000,000 and to increase the number of shares of common stock authorized from 800,000,000 to 1,000,000,000.

During the three and six months ended June 30, 2017, the Company sold 398,259 shares of Series A Preferred Stock, pursuant to the Company's “at the market” offering programs, which provided total gross proceeds to the Company of $9,911 , before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $401 and $428, respectively. During July 2017, the Company sold an additional 12,310 shares of Series A Preferred Stock, which provided total gross proceeds of $305 before deducting selling expenses of $6.

On May 22, 2017, the Company designated an additional 6,554,916 Series A Preferred Stock.

For the three and six months ended June 30, 2017, the Company paid dividends of $7,953 and $15,877, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

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

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted-average shares	192,304,828	180,674,937	192,287,816	181,019,191
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—
Warrants to purchase common stock	—	—	—	—
Dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding and dilutive potential common shares	192,304,828	180,674,937	192,287,816	181,019,191

For the three and six months ended June 30, 2017, options and warrants to purchase 33,923,501 shares of common stock and 3,377,094 unvested restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

For the three and six months ended June 30, 2016, options and warrants to purchase 54,003,799 shares of common stock and 2,245,167 unvested restricted shares of common stock were not included in the diluted computation as the effect would have been anti-dilutive.

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

12. Segment Information

The Company has three operating segments. The independent advisory and brokerage services segment includes the broker-dealer and investment advisory services provided by the Company's independent broker-dealer subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

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

Segment information for the three and six months ended June 30, 2017 and 2016 was as follows:

Three Months Ended June 30, 2017	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$280,855	$18,011	$12,339	$331		$311,536
Income (loss) before income taxes	5,404	1,829	(1,604)	(4,442)	(1)	1,187
EBITDA, as adjusted (3)	13,722	2,219	517	(3,301)		13,157
Identifiable assets (2)	421,277	43,733	46,077	27,201		538,288
Depreciation and amortization	5,350	124	1,806	14		7,294
Interest	277	—	171	73		521
Capital expenditures	2,064	143	101	5		2,313
Non-cash compensation	241	157	60	920		1,378

Three Months Ended June 30, 2016
Revenues	$243,640	$12,511	$13,418	$206		$269,775
Income (loss) before income taxes	3,431	(970)	(618)	(3,419)	(1)	(1,576)
EBITDA, as adjusted (3)	11,675	(460)	1,488	(2,192)		10,511
Identifiable assets (2)	407,989	34,721	55,976	33,385		532,071
Depreciation and amortization	5,239	186	1,799	17		7,241
Interest	808	—	170	194		1,172
Capital expenditures	1,648	120	93	—		1,861
Non-cash compensation	252	135	61	893		1,341

Six Months Ended June 30, 2017	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$546,696	$29,876	$24,640	$615		$601,827
Income (loss) before income taxes	8,998	1,309	(4,119)	(9,519)	(1)	(3,331)
EBITDA, as adjusted (3)	25,457	2,332	74	(7,216)		20,647
Identifiable assets (2)	421,277	43,733	46,077	27,201		538,288
Depreciation and amortization	10,800	287	3,610	29		14,726
Interest	513	—	339	146		998
Capital expenditures	4,252	276	134	44		4,706
Non-cash compensation	509	315	122	1,861		2,807

Six Months Ended June 30, 2016
Revenues	$487,384	$23,033	$24,742	$412		$535,571
Income (loss) before income taxes	6,684	(4,112)	(3,352)	(7,181)	(1)	(7,961)
EBITDA, as adjusted (3)	22,719	(3,258)	832	(4,709)		15,584
Identifiable assets (2)	407,989	34,721	55,976	33,385		532,071
Depreciation and amortization	10,165	361	3,556	34		14,116
Interest	1,651	—	340	388		2,379
Capital expenditures	3,394	120	186	—		3,700
Non-cash compensation	503	271	122	1,800		2,696

(1)	Includes interest expense, compensation, professional fees, and other general and administrative expenses.

(2)	Identifiable assets are presented as of the end of the period.

(3)	The following table reconciles income (loss) before income taxes for the three and six months ended June 30, 2017 and 2016 to EBITDA, as adjusted.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Income (loss) before income taxes	$1,187	$(1,576)	$(3,331)	$(7,961)
Adjustments:
Interest income	(98)	(161)	(200)	(295)
Change in fair value of contingent consideration	63	49	(89)	106
Interest expense	521	1,172	998	2,379
Depreciation and amortization	7,294	7,241	14,726	14,116
Non-cash compensation expense	1,378	1,341	2,807	2,696
Amortization of retention and forgivable loans	1,671	1,544	3,262	2,978
Financial advisor recruiting expense	564	356	1,432	677
Acquisition-related expense	89	31	265	67
Loss attributable to noncontrolling interest	3	14	8	32
Other (1)	485	500	769	789
EBITDA, as adjusted	$13,157	$10,511	$20,647	$15,584

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$13,722	$11,675	$25,457	$22,719
Ladenburg	2,219	(460)	2,332	(3,258)
Insurance Brokerage	517	1,488	74	832
Corporate	(3,301)	(2,192)	(7,216)	(4,709)
Total segments	$13,157	$10,511	$20,647	$15,584

(1)
Includes severance of $194 for the three and six months ended June 30, 2017, excise and franchise tax expense of $145 and $286 for the three and six months ended June 30, 2017 and compensation expense that may be paid in stock of $160 and $303 for the three and six months ended June 30, 2017, respectively. Includes severance of $233 for the three and six months ended June 30, 2016, excise and franchise tax expense of $99 and $234 for the three and six months ended June 30, 2016 and compensation expense that may be paid in stock of $168 and $323 for the three and six months ended June 30, 2016.

13. Subsequent Events

On August 8, 2017, the Company's board of directors declared a cash dividend of $0.01 per share on the Company's outstanding common stock to be paid on September 28, 2017 to all shareholders of record on September 15, 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Overview

We are a diversified financial services company engaged in independent advisory and brokerage services, investment banking, equity research, institutional sales and trading, asset management services, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Securities Service Network, Inc. (“SSN”), Investacorp, Inc. (collectively with related companies, “Investacorp”), KMS Financial Services, Inc. (“KMS”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”), Premier Trust, Inc. (“Premier Trust”), Highland Capital Brokerage, Inc. (“Highland”) and Ladenburg Thalmann Annuity Insurance Services LLC ("LTAIS"). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment.

The independent advisory and brokerage services segment includes the broker-dealer and investment advisory services provided by our independent broker-dealer subsidiaries to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers, and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

Each of Securities America, Triad, SSN, Investacorp, KMS and Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board and is a member of the Securities Investor Protection Corporation. Highland and LTAIS are subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Recent Developments

Preferred Stock Offerings

During the six months ended June 30, 2017, we entered into a new equity distribution agreement and sold 398,259 shares of our Series A Preferred Stock pursuant to an "at the market" offering, which provided net proceeds of $9,483. During July 2017, we sold an additional 12,310 shares of Series A Preferred Stock, pursuant to the "at the market" offering, which provided net proceeds of $299.

Common Stock Repurchases

During the six months ended June 30, 2017, we repurchased and retired an aggregate of 1,063,452 shares of our common stock for $2,581, including 897,874 shares repurchased under our stock repurchase program, representing an average price per share of $2.43.

Common Stock Dividend

On August 8, 2017, our board of directors declared a cash dividend of $0.01 per share on outstanding shares of our common stock, to be paid on September 28, 2017 to all shareholders of record on September 15, 2017.

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

During the three years ended June 30, 2017, we issued 3,981,684 shares of common stock in connection with acquisitions and incurred $60,600 of indebtedness related to acquisitions, $18,728 of which was outstanding as of June 30, 2017.

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

The following table includes a reconciliation of net income (loss) attributable to the Company as reported to EBITDA, as adjusted for the periods ending June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$311,536	$269,775	$601,827	$535,571
Total expenses	310,286	271,302	605,247	543,426
Income (loss) before income taxes	1,187	(1,576)	(3,331)	(7,961)
Net income (loss) attributable to the Company	1,328	(17,787)	(2,346)	(15,385)

Reconciliation of net income (loss) attributable to the Company to EBITDA, as adjusted:
Net income (loss) attributable to the Company	$1,328	$(17,787)	$(2,346)	$(15,385)
Less:
Interest income	(98)	(161)	(200)	(295)
Change in fair value of contingent consideration	63	49	(89)	106
Add:
Interest expense	521	1,172	998	2,379
Income tax (benefit) expense	(138)	16,225	(977)	7,456
Depreciation and amortization	7,294	7,241	14,726	14,116
Non-cash compensation expense	1,378	1,341	2,807	2,696
Amortization of retention and forgivable loans	1,671	1,544	3,262	2,978
Financial advisor recruiting expense	564	356	1,432	677
Acquisition-related expense	89	31	265	67
Other (1)	485	500	769	789
EBITDA, as adjusted	$13,157	$10,511	$20,647	$15,584

(1)
Includes severance of $194 for the three and six months ended June 30, 2017, excise and franchise tax expense of $145 and $286 for the three and six months ended June 30, 2017 and compensation expense that may be paid in stock of $160 and $303 for the three and six months ended June 30, 2017, respectively.

Includes severance of $233 for the three and six months ended June 30, 2016, excise and franchise tax expense of $99 and $234 for the three and six months ended June 30, 2016 and compensation expense that may be paid in stock of $168 and $323 for the three and six months ended June 30, 2016.

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

Second quarter 2017 EBITDA, as adjusted, was $13,157, an increase of $2,646 (25%), from EBITDA, as adjusted, of $10,511 for the second quarter of 2016. EBITDA, as adjusted from our Ladenburg segment increased by $2,679 (582%) on increased revenue of $5,500 (44%) and decreased expenses of $2,701 (20%) as compared to the prior-year period. Our independent advisory and brokerage services segment also experienced an increase in EBITDA, as adjusted, of $2,047 (18%) on increased revenue of $37,215 (15%).

Segment Description

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the broker-dealer and investment advisory services provided by our independent broker-dealer subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.
.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Independent advisory and brokerage services	$280,855	$243,640	$546,696	$487,384
Ladenburg	18,011	12,511	29,876	23,033
Insurance Brokerage	12,339	13,418	24,640	24,742
Corporate	331	206	615	412
Total revenues	$311,536	$269,775	$601,827	$535,571

Income (loss) before income taxes:
Independent advisory and brokerage services	$5,404	$3,431	$8,998	$6,684
Ladenburg	1,829	(970)	1,309	(4,112)
Insurance Brokerage	(1,604)	(618)	(4,119)	(3,352)
Corporate(1)	(4,442)	(3,419)	(9,519)	(7,181)
Total income (loss) before income taxes	$1,187	$(1,576)	$(3,331)	$(7,961)

EBITDA, as adjusted:
Independent advisory and brokerage services	$13,722	$11,675	$25,457	$22,719
Ladenburg	2,219	(460)	2,332	(3,258)
Insurance Brokerage	517	1,488	74	832
Corporate	(3,301)	(2,192)	(7,216)	(4,709)
Total EBITDA, as adjusted(2)	$13,157	$10,511	$20,647	$15,584

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses.

(2)	See Note 12 to our condensed consolidated financial statements for a reconciliation of EBITDA, as adjusted, to income (loss) before income taxes.

Three months ended June 30, 2017 versus three months ended June 30, 2016

For the quarter ended June 30, 2017, we had net income attributable to the Company of $1,328 as compared to net loss attributable to the Company of $17,787 for the quarter ended June 30, 2016, primarily due to the effect of income taxes. In the 2017 period, we had an income tax benefit of $138 as compared to an income tax expense of $16,225 in the 2016 period. The increase of $41,761 (15%) in total revenues was partially offset by a $38,984 (14%) increase in total expenses.

Our total revenues for the three months ended June 30, 2017 increased by $41,761 (15%) from the 2016 period, primarily attributable to increases in commissions, advisory fees and investment banking revenues. Second quarter 2017 revenues included increases in commissions of $6,941, advisory fees of $22,445, investment banking revenue of $6,368, interest and dividends of $3,198, and service fees and other income of $2,931. Our independent advisory and brokerage services segment revenues increased by $37,215 (15%) from the 2016 period, mainly as a result of increased commissions and advisory fees. Our Ladenburg segment revenues in the second quarter of 2017 increased by $5,500 (44%) from the comparable 2016 quarter driven by an increase in equity capital raising for small and mid-cap public companies. Our insurance brokerage segment revenues decreased by $1,079 (8%) primarily due to decreased commissions from institutional accounts as compared to the prior-year period.

Our total expenses for the three months ended June 30, 2017 increased by $38,984 (14%) as compared to the 2016 period, mostly driven by increases of $35,233 (15%) and $2,701 (20%) in our independent advisory and brokerage services and Ladenburg segments, respectively. Second quarter 2017 expenses included increases in commissions and fees expense of $27,291, compensation and benefits expense of $4,815, brokerage, communication and clearance fee expense of $1,966, professional services expense of $611, rent and occupancy expense, net of sublease revenue of $231, amortization of retention and forgivable loans of $127, and other expenses of $4,446, which were partially offset by a decrease in interest expense of $651.

Commissions revenue for the three months ended June 30, 2017 increased by $6,941 (6%) as compared to the 2016 period, primarily attributable to an increase in sales of variable annuity and mutual fund products partially offset by lower sales of alternative investments and a decrease in fixed annuity sales during the three months ended June 30, 2017 as compared to the prior-year period. Commissions revenue in our independent advisory and brokerage services segment increased by $9,125 (8%) for the 2017 second quarter as compared to the 2016 second quarter. Our Ladenburg segment commissions revenue decreased by $655 (17%) for the second quarter of 2017 as compared to the prior-year period. Commissions revenue in our insurance brokerage segment also decreased by $1,528 (12%) from the comparable 2016 quarter.

Advisory fee revenue for the three months ended June 30, 2017 increased by $22,445 (20%) as compared to the 2016 period due to improved market conditions and higher average advisory assets. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at June 30, 2017 increased by 21% as compared to June 30, 2016. Total advisory assets under management at June 30, 2017 were approximately $63,400,000 as compared to $52,600,000 at June 30, 2016.

The $6,368 (98%) increase in investment banking revenue for the three months ended June 30, 2017 as compared to the 2016 period was primarily driven by a $5,842 increase in capital raising revenue and a $526 increase in strategic advisory services revenue as compared to the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $11,944 for the 2017 second quarter as compared to $6,101 for the 2016 second quarter, resulting from a significant increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $944 in the second quarter of 2017 as compared to $418 in the comparable 2016 quarter.

The $122 (32%) decrease in principal transactions revenue for the three months ended June 30, 2017 as compared to the 2016 period was attributable to our Ladenburg segment, which had a decrease of $143 due to a decline in the market value of the firm's investments.

The $3,198 (120%) increase in interest and dividends revenue for the three months ended June 30, 2017 as compared to the 2016 period was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep program was $5,160 in the second quarter of 2017 as compared to $2,423 in the 2016 period reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of an additional cash sweep program in the second quarter of 2017. Future levels of interest and dividend revenue are dependent upon prevailing interest rates and cash asset levels. At June 30, 2017, client assets included cash balances of approximately $4,216,000, including approximately $3,841,000 participating in our cash sweep programs.

The $2,931 (13%) increase in service fees and other income for the three months ended June 30, 2017 as compared to the 2016 period was primarily driven by an increase of $2,262 in our independent advisory and brokerage services segment, primarily due to increases in conference revenue of $1,656, deferred compensation plan of $318 and affiliation fees of $400, partially offset by a decrease in marketing revenue of $145.

The $27,291 (14%) increase in commissions and fees expense for the three months ended June 30, 2017 as compared to the 2016 period was directly correlated to the increase in commissions and advisory revenue in our independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease as our representatives earned reduced compensation based on the lower revenues produced.

The $4,815 (13%) increase in compensation and benefits expense for the three months ended June 30, 2017 as compared to the 2016 period was attributable to an increase of $1,906 in our Ladenburg segment, an increase of $1,671 in our independent advisory and brokerage services segment and an increase of $1,596 in our corporate segment, partially offset by a decrease of $358 in our insurance brokerage segment primarily due to a decline in revenue. Revenue driven compensation in our Ladenburg segment increased $2,639, partially offset by a $733 decrease in salaries and benefits as headcount decreased 11% from the prior-year period. Compensation and benefits expense increased in our independent advisory and brokerage services and corporate segments due to increased headcount of 5% in each segment from the prior-year period.

The $37 (3%) increase in non-cash compensation expense for the three months ended June 30, 2017 as compared to the 2016 period was primarily attributable to an increase in our corporate segment of $27 and in our Ladenburg segment of $22.

The $1,966 (67%) increase in brokerage, communication and clearance fees expense for the three months ended June 30, 2017 as compared to the 2016 period was driven by an increase of $1,946 in our independent advisory and brokerage services segment due to higher levels of clearing credits received in the 2016 period. We expect brokerage, communication and clearance fees expense in future periods to increase due to lower levels of clearing credits we expect to receive in future periods.

The $231 (10%) increase in rent and occupancy expense, net of sublease revenue, for the three months ended June 30, 2017 as compared to the 2016 period was attributable primarily to increases of $170 in our independent advisory and brokerage services segment and $31 in our insurance brokerage segment.

The $611 (19%) increase in professional services expense for the three months ended June 30, 2017 as compared to the 2016 period primarily was due to increases in our independent advisory and brokerage services and insurance brokerage segments of $788 and $131, respectively. These increases were partly offset by decreases of $223 in our Ladenburg segment and $85 in our corporate segment.

The $651 (56%) decrease in interest expense for the three months ended June 30, 2017 as compared to the 2016 period primarily resulted from a decreased average debt balance and lower interest rates. Our average outstanding debt balance was approximately $27,474 for the second quarter of 2017 as compared to $51,827 for the second quarter of 2016. The average interest rate was 5.2% for the three months ended June 30, 2017 as compared to 7.8% for the comparable 2016 period. Our outstanding debt balance as of June 30, 2017 included $6,738, $3,069 and $8,921 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $53 (1%) increase in depreciation and amortization expense for the three months ended June 30, 2017 as compared to the 2016 period was driven by increases in our independent advisory and brokerage services segment of $111 partially offset by a decrease of $62 in our Ladenburg segment.

The $58 (187%) increase in acquisition-related expense for the three months ended June 30, 2017 as compared to the 2016 period was due to higher expenses associated with a prior period asset acquisition at Securities America.

The $127 (8%) increase in amortization of retention and forgivable loans for the three months ended June 30, 2017 as compared to the 2016 period was driven by increased loan balances at our independent advisory and brokerage services segment.

The $4,446 (27%) increase in other expense for the three months ended June 30, 2017 as compared to the 2016 period was primarily attributable to $4,543 in additional accruals for certain pending litigation and regulatory matters at our independent advisory and brokerage services and Ladenburg segments in the 2017 period.

We had an income tax benefit of $138 for the three months ended June 30, 2017 as compared to an income tax expense of $16,225 in the comparable 2016 period. The June 30, 2016 income tax provision includes a discrete expense of $6,009 related to an increase in our valuation allowance and a discrete deferred tax benefit of $921 related to an overaccrual of deferred taxes applicable to goodwill in prior years. Also, the income tax provision for the three months ended June 30, 2016 includes approximately $10,667 for a cumulative adjustment related to the income tax benefit recorded in the quarter ended March 31, 2016 due to a change in the estimated annual effective rate resulting from an anticipated valuation allowance to be required at year end for deferred tax assets arising in the 2016 year (see Note 5 to our condensed consolidated financial statements).

As of June 30, 2016, the Company concluded that its deferred tax assets are not realizable on a more-likely-than-not basis. Based on objective evidence including being in cumulative losses in recent years, the Company continues to maintain a valuation allowance against its net deferred tax assets as of June 30, 2017. The income tax provision includes a deferred tax provision related to tax amortization of goodwill and a provision for state and local income taxes. See Note 5 to our condensed consolidated financial statements.

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

Six months ended June 30, 2017 versus six months ended June 30, 2016

For the six months ended June 30, 2017, we had net loss attributable to the Company of $2,346 as compared to net loss attributable to the Company of $15,385 for the six months ended June 30, 2016, primarily due to a $8,433 increase in income tax benefit. The increase of $66,256 (12%) in total revenues was partially offset by a $61,821 (11%) increase in total expenses.

Our total revenues for the six months ended June 30, 2017 increased by $66,256 (12%) as compared to the 2016 period, resulting primarily from increases in commissions, advisory fees, investment banking revenues and interest and dividends. 2017 revenues included increases in commissions of $10,005, advisory fees of $38,266, investment banking revenue of $8,355, interest and dividends of $5,243 and service fees and other income of $4,322. Our independent advisory and brokerage services segment revenues increased by $59,312 (12%) from the 2016 period, primarily attributable to increased commissions, advisory fee revenue and interest and dividends. Our Ladenburg segment revenues for the six months ended June 30, 2017 increased by $6,843 (30%) from the 2016 period driven by an increase in equity capital raising for small and mid-cap public companies.

Total expenses for the six months ended June 30, 2017 increased by $61,821 (11%) from the prior-year period, mostly driven by an increase of $57,146 (12%) in our independent advisory and brokerage services segment. 2017 expenses included increases in commissions and fees expense of $46,284, compensation and benefits expense of $7,113, brokerage, communication and clearance fees of $1,501, professional services of $1,520, depreciation and amortization expense of $610 and amortization of retention loans of $284, partially offset by a decrease in interest expense of $1,381.

The $10,005 (4%) increase in commissions revenue for the six months ended June 30, 2017 as compared to the 2016 period was primarily attributable to an increase in sales of variable annuity and mutual fund products partially offset by lower sales of alternative investments and a decrease in fixed annuity sales as compared to the six months ended June 30, 2016. Our independent advisory and brokerage services segment commissions revenue increased by $11,300 (5%) resulting from increased sales of variable annuity and mutual fund products during the 2017 period. Our Ladenburg segment commissions revenue decreased by $1,165 (16%) in the six months ended June 30, 2017 as compared to the same period of 2016. Our insurance brokerage segment commissions revenue decreased by $130 (1%) in 2017 from the prior-year period.

The $38,266 (17%) increase in advisory fee revenue for the six months ended June 30, 2017 as compared to the 2016 period was primarily attributable to a $38,964 (18%) increase in advisory fee revenue in our independent advisory and brokerage services segment due to improved market conditions and higher average advisory assets. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. As of June 30, 2017, our advisory assets increased by 21% as compared to June 30, 2016. Total advisory assets under management at June 30, 2017 were approximately $63,400,000 as compared to $52,600,000 at June 30, 2016.

The $8,355 (76%) increase in investment banking revenue for the six months ended June 30, 2017 as compared to the 2016 period was due to a $7,258 increase in capital raising revenue and a $1,097 increase in strategic advisory services revenue during 2017. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $17,251 for the six months ended June 30, 2017 as compared to $9,992 for the prior-year period, resulting from a significant increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $2,125 in the six months ended June 30, 2017 as compared to $1,029 in the comparable 2016 period.

The $65 (13%) increase in principal transactions revenue for the six months ended June 30, 2017 as compared to the 2016 period was primarily attributable to our Ladenburg segment, which had an increase of $40 (8%) due to an increase in the market value of the firm's investments.

The $5,243 (119%) increase in interest and dividends revenue for the six months ended June 30, 2017 as compared to the 2017 period was driven by increased revenue from our cash sweep programs.

Interest revenue from our cash sweep program was $8,259 in the six months ended June 30, 2017, as compared to $3,646 in the comparable 2016 period, reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. At June 30, 2017, client assets included cash balances of approximately $4,216,000 including approximately $3,841,000 participating in our cash sweep programs.

The $4,322 (10%) increase in service fees and other income for the six months ended June 30, 2017 as compared to the 2016 period was primarily driven by an increase of $3,935 in our independent advisory and brokerage services segment, primarily due to increases in conference revenue of $2,029, trading related fees of $1,165, deferred compensation plan of $1,237 and affiliation fees of $882, partially offset by a decrease in marketing revenue of $1,378.

The $46,284 (12%) increase in commissions and fees expense for the six months ended June 30, 2017 as compared to the 2016 period was directly correlated to the increase in commissions and advisory revenue in our independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease because our representative earned reduced compensation based on the lower revenues produced.

The $7,113 (10%) increase in compensation and benefits expense for the six months ended June 30, 2017 as compared to the 2016 period was attributable to an increase of $3,407 in our independent advisory and brokerage services segment, as headcount grew 5% from the prior-year period, an increase of $2,994 in our corporate segment, as headcount increased 5%, and an increase of $1,387 in the Ladenburg segment, as revenue driven compensation increased $2,780, partially offset by a $1,393 decrease in Ladenburg segment salaries and benefits due to an 11% headcount reduction as compared to the prior-year period. Compensation and benefits expense in our insurance brokerage segment decreased $675 primarily due to a decline in revenue.

The $111 (4%) increase in non-cash compensation expense for the six months ended June 30, 2017 as compared to the 2016 period was primarily attributable to an increase in our corporate segment of $61 and our Ladenburg segment of $44.

The $1,501 (19%) increase in brokerage, communication and clearance fees expense for the six months ended June 30, 2017 as compared to the 2016 period was driven by an increase of $1,604 in our independent advisory and brokerage services segment due to increased levels of clearing credits in the 2016 period. This was partially offset by a decrease of $133 in our Ladenburg segment due to lower transaction-based revenues as compared to the prior-year period. We expect brokerage, communication and clearance fees expense in future periods to increase due to reduced level of clearing credits we expect to receive in future periods.

The $173 (4%) increase in rent and occupancy, net of sublease revenue, for the six months ended June 30, 2017 as compared to the 2016 period was attributable to increases of $134 in our independent advisory and brokerage services segment, $17 in our corporate segment and $14 in our insurance brokerage segment.

The $1,520 (24%) increase in professional services expense for the six months ended June 30, 2017 as compared to the 2016 period was primarily due to increases in our independent advisory and brokerage services segment of $1,904, partly offset by a decrease in our Ladenburg segment of $466.

The $1,381 (58%) decrease in interest expense for the six months ended June 30, 2017 as compared to the 2016 period primarily resulted from a decreased average debt balance and lower interest rates. Our average outstanding debt balance was approximately $27,474 for the second quarter of 2017 as compared to $51,827 for the second quarter of 2016. The average interest rate was 5.3% for the six months ended June 30, 2017 as compared to 7.8% for the comparable 2016 period. Our outstanding debt balance as of June 30, 2017 included $6,738, $3,069 and $8,921 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $610 (4%) increase in depreciation and amortization expense for the six months ended June 30, 2017 as compared to the 2016 period was attributable to increases of $635 in our independent advisory and brokerage services segment and $54 in our insurance brokerage segment partially offset by a decrease of $74 in our Ladenburg segment.

The $198 (296%) increase in acquisition-related expense for the six months ended June 30, 2017 as compared to the 2016 period was due to higher expenses associated with a prior period asset acquisition at Securities America.

The $284 (10%) increase in amortization of retention and forgivable loans for the six months ended June 30, 2017 as compared to the 2016 period was driven by increased loan balances at our independent advisory and brokerage services segment.

The $5,408 (18%) increase in other expense for the six months ended June 30, 2017 as compared to the 2016 period was primarily attributable to $4,667 in additional accruals for certain pending litigation and regulatory matters at our independent advisory and brokerage services and Ladenburg segments in the 2017 period.

We had an income tax benefit of $977 for the six months ended June 30, 2017 as compared to an income tax expense of $7,456 in the comparable 2016 period. For the six months ended June 30, 2016 our income tax provision includes a discrete expense of $6,009 related to an increase in our valuation allowance and a discrete deferred tax benefit of $921 related to an over accrual of deferred taxes applicable to goodwill in prior years (see Note 5 to our condensed consolidated financial statements).

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate for the 2017 period primarily related to the change in our assessment with respect to the realizability of our deferred tax assets.

Liquidity and Capital Resources

Approximately 28% and 27% of our total assets at June 30, 2017 and December 31, 2016, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At June 30, 2017, each of Securities America, Triad, Investacorp, KMS and Ladenburg was subject to a $250 minimum net capital requirement. SSN was subject to a $846 minimum net capital requirement.

At June 30, 2017, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $11,052, Triad $7,039, Investacorp $7,242, KMS $6,282, SSN $5,843 and Ladenburg $23,425. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At June 30, 2017, Premier Trust had stockholders’ equity of $1,934, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

We have entered into equity distribution agreements under which we sold, and may sell, shares of our Series A Preferred Stock in “at the market” offerings under Rule 415 under the Securities Act of 1933. During the three and six months ended June 30, 2017, we sold 398,259 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $9,911, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $428. As of June 30, 2017, approximately 7,601,741 shares remained available for issuance pursuant to the “at the market” offering.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either June 30, 2017 or December 31, 2016. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, sales of securities in public or private transactions, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of June 30, 2017.

Cash used in operating activities for the six months ended June 30, 2017 was $3,708, which primarily consisted of our net loss of $2,354 adjusted for non-cash expenses, amortization of intangible assets, amortization of retention and forgivable loans, deferred income taxes, increases in receivables from clearing brokers, receivables from other broker dealers, notes receivable from financial advisors, net and cash surrender value of life insurance, as well as, decreases in accrued compensation and accounts payable and accrued liabilities, partially offset by decreases in other receivables, net, other assets, increases in commissions and fees payable and deferred compensation plan.

Cash used in operating activities for the six months ended June 30, 2016 was $1,656, which primarily consisted of our net loss of $15,417 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, receivables from clearing brokers, cash surrender value of life insurance and other assets, offset by increases in notes receivable from financial advisors, net and other receivables, net, as well as, decreases in accrued compensation, commissions and fees payable, deferred compensation liability, and accounts payable and accrued liabilities.

Investing activities used $4,455 for the six months ended June 30, 2017 due to the purchase of furniture, equipment and leasehold improvements. Investing activities used $3,700 for the six months ended June 30, 2016, primarily due to the purchase of furniture, equipment and leasehold improvements.

Financing activities used $1,915 for the six months ended June 30, 2017, primarily due to payment of $15,877 of dividends on our Series A Preferred Stock, $2,581 used for common stock repurchases and retirements and $4,069 in payments of outstanding indebtedness that included a $2,500 repayment of outstanding notes related to the SSN acquisition and a $1,004 repayment of outstanding notes related to the KMS acquisition and $565 of bank loan and revolver repayment. This was partially offset by $8,000 of borrowings on a term note at one of our subsidiaries, $9,483 from the issuance of Series A Preferred Stock under our "at the market" offering and $3,979 from the issuance of common stock upon option exercises and under our employee stock purchase plan. Financing activities used $16,582 for the six months ended June 30 2016, primarily due to payment of $14,734 of dividends on our Series A Preferred Stock, $8,904 used for common stock repurchases and retirements and $3,753 in payments of outstanding indebtedness that included a $2,457 repayment of outstanding notes related to the SSN acquisition, a $985 repayment of outstanding notes related to the KMS acquisition. This was partially offset by $2,032 from the issuance of common stock upon option exercises and under our employee stock purchase plan and $8,777 from the issuance of the Series A Preferred Stock under our "at the market" offering.

At June 30, 2017, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $48,835, through January 2030. See "Contractual Obligations" below for information relating to a new lease entered into after December 31, 2016. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $162 through February 2020.

In connection with a new office lease dated March 28, 2016, a subsidiary has an option to lease office space, which has not yet been constructed, for 12 years and, if exercised, would require the payment of an estimated average annual rent of $1,811, subject to certain adjustments. Because the subsidiary has not yet exercised the option to lease the newly-built space, beginning on June 1, 2017, it became required to pay certain holding and operating costs and imputed interest charges in the amount of approximately $25 per month through the earlier of the date the option is exercised and December 31, 2017. If such option is not exercised by December 31, 2017, the subsidiary would be required to pay certain financial penalties.

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

On November 6, 2013, Securities America entered into a loan agreement (the “SA Loan Agreement”) with a financial institution for (i) a term loan in the aggregate principal amount of $1,709 and (ii) a revolving credit facility of up to $1,500. The term loan bears interest at 5.5%, with a maturity date of May 5, 2018. At June 30, 2017, $0 was outstanding under this term loan. Revolving loans bore interest at 5.5% per annum over a 5-year term. On November 24, 2015, the SA Loan Agreement was amended to increase the total revolving credit availability to $1,950. At June 30, 2017, $392 was outstanding under the revolving credit facility.

On April 21, 2017, Securities America entered into an amended and restated loan agreement with a financial institution (the “Amended SA Loan Agreement”). The loan agreement modified the interest rate for new loans under Securities America's revolving credit facility to prime plus 2.25%. As of June 30, 2017, Securities America had $1,000 of availability under the revolving credit facility. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000 subject to certain conditions. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by Securities America's assets.  The Amended SA Loan Agreement contains certain affirmative and negative covenants, including covenants regarding Securities America’s client asset levels and number of financial advisors.  At June 30, 2017, $7,815 was outstanding under this term loan.

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At June 30, 2017, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding.

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

The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At June 30, 2017, the outstanding balance of these notes, net of a $159 discount, amounted to $2,910.

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

The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At June 30, 2017, the outstanding balance of these notes, net of a $488 discount, amounted to $8,433. We paid an additional amount of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the acquisition closing date exceeded a targeted amount.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In each of October 2011, November 2014 and November 2016, our board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. As of June 30, 2017, 18,397,874 shares had been repurchased for $46,886 under the program and have been retired, including the repurchase of 897,874 shares for $2,196 during the six months ended June 30, 2017. As of June 30, 2017, 9,102,126 shares remained available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

Contractual Obligations

The Contractual Obligations table as disclosed in our annual report on Form 10-K for the year ended December 31, 2016 is updated as follows:

Our Ladenburg subsidiary is obligated under an office lease agreement effective February 1, 2017 at 277 Park Avenue, New York, providing for annual rental payments of $498 for 2017, $996 for each of 2018, 2019 and 2020 and $83 for 2021.

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

We maintain inventories of trading securities. At June 30, 2017, the fair market value of our inventories was $4,267 in long positions and $351 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2017 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in Item 1,"Business - Government Regulation" of our Annual Report on Form 10-K for the year ended December 31, 2016, the DOL Rule significantly expands the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries.

The DOL Rule focuses on conflicts of interest related to investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts and other types of ERISA clients as well as how financial advisors are able to discuss IRA rollovers. On April 5, 2017, the DOL delayed implementation of the fiduciary rule.  The Best Interest Contract Exemption (BICE) became effective on June 9, 2017.  The definition of “fiduciary” in the rule and the Impartial Conduct Standards under the BICE took effect on June 9, 2017; the remaining conditions of the BICE are scheduled to take effect on January 1, 2018.

On June 29, 2017, the DOL issued a request for information, seeking additional input concerning possible additional exemption approaches or changes to the fiduciary rule as well as regarding extending the January 1, 2018 applicability date.
The DOL Rule could be further delayed or revised. We expect that the DOL Rule will impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts. Because qualified retirement accounts and IRAs make up a significant portion of our business, we expect that implementation of the DOL Rule and related exemptions will negatively impact our results, including the impact of increased expenditures related to legal, compliance, information technology and other costs.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the second quarter of 2017.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2017	193,092	(2)	$2.57	187,399	9,697,601
May 1 to May 31, 2017	267,023		2.39	267,023	9,430,578
June 1 to June 30, 2017	348,110	(3)	2.42	328,452	9,102,126
Total	808,225		$2.45	782,874

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In each of October 2011, November 2014 and November 2016, our board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. As of June 30, 2017, 18,397,874 shares had been repurchased for $46,887 under the program and 9,102,126 shares remain available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

(2)
Includes 5,693 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company’s Amended and Restated 2009 Incentive Compensation Plan.

(3)
Includes 19,658 shares surrendered to the Company in satisfaction of the cost to exercise options in connection with stock option awards issued under the Company’s Amended and Restated 1999 Incentive Compensation Plan.

Item 6. EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment to Articles of Incorporation designating 6,554,916 additional shares of Ladenburg Thalmann Financial Services Inc.'s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.1
Equity Distribution Agreement, dated May 22, 2017, between Ladenburg Thalmann Financial Services Inc. and Jefferies LLC, as representative of the Sales Agents listed on Schedule I thereto (incorporated by reference to exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2017)

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	August 9, 2017	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Articles of Amendment to Articles of Incorporation designating 6,554,916 additional shares of Ladenburg Thalmann Financial Services Inc.'s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.1
Equity Distribution Agreement, dated May 22, 2017, between Ladenburg Thalmann Financial Services Inc. and Jefferies LLC, as representative of the Sales Agents listed on Schedule I thereto (incorporated by reference to exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2017)

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