Form 10-Q
period 2017-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2017-11-08
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes  ___ No  X

As of November 6, 2017 there were 198,392,671 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS

Cash and cash equivalents	$100,739	$98,930
Securities owned, at fair value	4,147	3,543
Receivables from clearing brokers	56,722	41,492
Receivables from other broker-dealers	1,927	853
Notes receivable from financial advisors, net	33,984	32,611
Other receivables, net	48,791	54,634
Fixed assets, net	22,822	21,253
Restricted assets	760	1,011
Intangible assets, net	108,796	124,938
Goodwill	124,211	124,031
Cash surrender value of life insurance	12,200	10,210
Other assets	37,516	32,497
Total assets	$552,615	$546,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$198	$382
Accrued compensation	28,607	26,299
Commissions and fees payable	62,384	60,594
Accounts payable and accrued liabilities	42,895	39,876
Deferred rent	2,083	1,764
Deferred income taxes	10,469	10,642
Deferred compensation liability	18,486	17,247
Accrued interest	482	281
Notes payable, net of $535 and $872 unamortized discount in 2017 and 2016, respectively.	28,182	26,417
Total liabilities	193,786	183,502

Commitments and contingencies (Note 7)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares in 2017 and 2016: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2017 and 17,290,000 in 2016; shares issued and outstanding 16,596,828 in 2017 and 15,844,916 in 2016 (liquidation preference $414,921 and $396,123 in 2017 and 2016)	2	1
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2017 and 2016; shares issued and outstanding, 196,342,490 in 2017 and 194,057,738 in 2016	20	19
Additional paid-in capital	515,208	519,879
Accumulated deficit	(156,423)	(157,425)

Total shareholders’ equity of the Company	358,807	362,474

Noncontrolling interest	22	27

Total shareholders' equity	358,829	362,501

Total liabilities and shareholders' equity	$552,615	$546,003
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Commissions	$131,453	$127,515	$394,466	$380,523
Advisory fees	146,400	118,873	407,542	341,749
Investment banking	14,745	4,424	34,121	15,445
Principal transactions	107	173	685	686
Interest and dividends	7,303	2,799	16,945	7,198
Service fees and other income	22,301	20,539	70,377	64,293
Total revenues	322,309	274,323	924,136	809,894
Expenses:
Commissions and fees	235,020	207,342	679,843	605,881
Compensation and benefits	45,131	35,984	125,131	108,871
Non-cash compensation	1,341	1,300	4,148	3,996
Brokerage, communication and clearance fees	4,173	4,331	13,647	12,304
Rent and occupancy, net of sublease revenue	2,305	2,334	7,165	7,021
Professional services	4,717	3,371	12,651	9,785
Interest	601	1,133	1,599	3,512
Depreciation and amortization	7,104	7,014	21,830	21,130
Acquisition-related expenses	55	936	320	1,003
Amortization of retention and forgivable loans	1,808	1,403	5,070	4,381
Other	15,394	16,014	51,492	46,704
Total expenses	317,649	281,162	922,896	824,588
Income (loss) before item shown below	4,660	(6,839)	1,240	(14,694)
Change in fair value of contingent consideration	(3)	(72)	86	(178)
Income (loss) before income taxes	4,657	(6,911)	1,326	(14,872)
Income tax expense	1,255	604	278	8,060
Net income (loss)	3,402	(7,515)	1,048	(22,932)
Net income (loss) attributable to noncontrolling interest	3	(1)	(5)	(33)
Net income (loss) attributable to the Company	$3,399	$(7,514)	$1,053	$(22,899)
Dividends declared on preferred stock	(8,149)	(7,780)	(24,026)	(22,514)
Net loss available to common shareholders	$(4,750)	$(15,294)	$(22,973)	$(45,413)

Net loss per common share available to common shareholders (basic)	$(0.02)	$(0.08)	$(0.12)	$(0.25)

Net loss per common share available to common shareholders (diluted)	$(0.02)	$(0.08)	$(0.12)	$(0.25)

Weighted average common shares used in computation of per share data:
Basic	192,912,643	181,032,730	192,498,380	181,023,737
Diluted	192,912,643	181,032,730	192,498,380	181,023,737
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2016	15,844,916	$1	194,057,738	$19	$519,879	$(157,425)	$27	$362,501
Issuance of common stock under employee stock purchase plan	—	—	142,298	—	346	—	—	346
Exercise of stock options (net of 1,715,019 shares surrendered in payment of exercise price)	—	—	2,193,374	1	4,029	—	—	4,030
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	40	—	—	40
Stock-based compensation to employees	—	—	—	—	4,108	—	—	4,108
Issuance of restricted stock	—	—	1,771,000	—	—	—	—	—
Restricted stock forfeitures	—	—	(5,000)	—	—	—	—	—
Repurchase and retirement of common stock, including 218,587 shares surrendered for tax withholdings and 19,658 shares tendered in payment of exercise price	—	—	(1,816,920)	—	(4,450)	—	—	(4,450)
Repurchase of stock option award for cash	—	—	—	—	(850)	—	—	(850)
Preferred stock issued, net of underwriting discount and expense of $706	751,912	1	—	—	18,031	—	—	18,032
Preferred stock dividends declared and paid	—	—	—	—	(24,026)	—	—	(24,026)
Common stock dividends declared and paid	—	—	—	—	(1,962)	—	—	(1,962)
Cumulative effect of adoption of ASU 2016-09 (Note 1)	—	—	—	—	63	(51)	—	12
Net income	—	—	—	—	—	1,053	(5)	1,048
Balance - September 30, 2017	16,596,828	$2	196,342,490	$20	$515,208	$(156,423)	$22	$358,829

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$1,048	$(22,932)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Change in fair value of contingent consideration	(86)	178
Adjustment to deferred rent	319	(71)
Amortization of intangible assets	16,142	15,501
Amortization of debt discount	337	491
Amortization of debt issue cost	—	252
Amortization of retention and forgivable loans	5,070	4,381
Depreciation and other amortization	5,688	5,629
Deferred income taxes	(161)	5,729
Benefit attributable to reduction of goodwill	—	59
Non-cash interest expense on forgivable loan	266	308
Non-cash compensation expense	4,148	3,996
Loss on write-off of furniture, fixtures and leasehold improvements, net	1	1

(Increase) decrease in operating assets
Securities owned, at fair value	(604)	433
Receivables from clearing brokers	(15,230)	9,448
Receivables from other broker-dealers	(1,074)	589
Other receivables, net	5,843	(3,125)
Notes receivable from financial advisors, net	(6,443)	(6,594)
Cash surrender value of life insurance	(1,990)	(369)
Other assets	(5,019)	174

Increase (decrease) in operating liabilities
Securities sold, but not yet purchased, at fair value	(184)	438
Accrued compensation	2,308	(10,060)
Accrued interest	(65)	(24)
Commissions and fees payable	1,790	(2,859)
Deferred compensation liability	1,239	97
Accounts payable and accrued liabilities	3,105	3,931
Net cash provided by operating activities	16,448	5,601

Cash flows from investing activities:
Acquisition of certain assets of Wall Street	0	(1,192)
Acquisition of certain assets of Foothill Securities	(180)	—
Purchases of fixed assets	(7,258)	(4,998)
Decrease in restricted assets	251	—
Net cash used in investing activities	(7,187)	(6,190)

Cash flows from financing activities:
Issuance of Series A preferred stock	18,032	27,621
Issuance of common stock	4,376	2,648
Series A preferred stock dividends paid	(24,026)	(22,514)
Common stock dividends paid	(1,962)	—
Repurchase of stock option award for cash	(850)	—
Repurchase and retirement of common stock	(4,450)	(13,554)
Borrowings on term loan	8,000	—
Bank loan and revolver repayments	(1,305)	(524)
Principal payments on notes payable	(5,267)	(5,776)
Net cash used in financing activities	(7,452)	(12,099)
Net increase (decrease) in cash and cash equivalents	1,809	(12,688)
Cash and cash equivalents, beginning of period	98,930	118,677
Cash and cash equivalents, end of period	$100,739	$105,989

Supplemental cash flow information:
Interest paid	$1,062	$2,485
Taxes paid	566	634

Acquisition of certain assets of Wall Street:
Assets acquired	—	$3,468
Contingent consideration payable to seller	—	(2,276)
Net cash paid in acquisition	$—	$1,192
Acquisition of certain assets of Foothill Securities:
Assets acquired	—	—
Contingent consideration payable to seller	(180)	—
Net cash paid in acquisition	$(180)	$—

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

Securities America, Triad, Investacorp, KMS and SSN are registered investment advisors and broker-dealers that serve the independent financial advisor community. The independent financial advisors of these independent advisory and brokerage firms primarily serve retail clients. Such entities derive revenue from advisory fees and commissions, primarily from the sale of mutual funds, variable annuity products and other financial products and services.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (the “Standard”), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and the International Financial Reporting Standards. The FASB has subsequently issued several amendments, including deferral of the effective date until January 1, 2018, clarification of principal versus agent considerations, narrow scope improvements and other technical corrections. The Standard also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Standard, including clarifying amendments, will become effective for fiscal years and interim periods within those years, beginning after December 15, 2017, with early adoption permitted.

The Company expects to adopt the provisions of this guidance on January 1, 2018 using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. The Company has performed an initial assessment of its revenue contracts and identified the following areas of potential impact upon adoption of the Standard:

- The presentation of revenues in the statement of operations on a gross basis or net of commissions earned by third party advisors and brokers, as follows: (a) presentation of a portion of advisory services revenue on a net basis which have historically been reported on a gross basis; and (b) presentation of a portion of insurance commissions revenue on a gross basis which have historically been reported on a net basis. While the Company’s total revenue is expected to be reduced by these changes, there will be offsetting impact to operating expenses and no impact to operating profit.
- The timing of revenue recognized for commissions on future renewals of insurance policies sold will likely be accelerated, as these future commissions represent variable consideration under the Standard and are required to be estimated and included in the transaction price, subject to the constraint.
- The Company expects to capitalize incremental costs to obtain a contract, which have historically been recorded as period expense.

The Company is currently assessing the financial statement impact of these changes upon adoption.

Additionally, the Company’s ongoing implementation work includes evaluating changes required upon adoption of the Standard relating to: (i) new disclosures for disaggregation of revenues, contract balances and performance obligations; (ii) information technology systems; and (iii) internal controls over financial reporting.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company does not expect a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company's current lease arrangements expire through 2030 and the Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in the first quarter of 2017. Prior to adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the tax benefit related to the excluded windfall deductions for federal and state purposes was approximately $4,458. Upon adoption of ASU 2016-09, the Company recognized the tax benefit related to the excluded windfall deductions as a deferred tax asset with a corresponding offset of $4,446 to valuation allowance. In regards to the forfeiture policy election, the Company is not continuing to estimate the number of awards expected to be forfeited, rather the Company will elect to account for forfeitures as they occur. As of December 31, 2016, additional compensation cost related to the elimination of estimated forfeitures was $63, net of estimated tax benefit of $12, which is reflected in the statement of changes in shareholders' equity. No other terms of the adopted guidance resulted in an impact on the Company’s consolidated financial statements.

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

ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for the Company's fiscal year beginning January 1, 2018. Early adoption is permitted. The standard requires application using a retrospective transition method. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18"). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method and early adoption is permitted. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and applies prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

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

The following tables present the carrying values and estimated fair values at September 30, 2017 and December 31, 2016 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$100,739	$100,739	$—	$100,739
Receivables from clearing brokers	56,722	—	56,722	56,722
Receivables from other broker-dealers	1,927	—	1,927	1,927
Notes receivables, net (1)	33,984	—	33,984	33,984
Other receivables, net	48,791	—	48,791	48,791
	$242,163	$100,739	$141,424	$242,163

Liabilities
Accrued compensation	$28,607	$—	$28,607	$28,607
Commissions and fees payable	62,384	—	62,384	62,384
Accounts payable and accrued liabilities (2)	40,120	—	40,120	40,120
Accrued interest	482	—	482	482
Notes payable, net (3)	28,182	—	26,425	26,425
	$159,775	$—	$158,018	$158,018

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,775.
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

The following tables present the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	September 30, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$483	$483	$—	$—	$483
Debt securities	1,861	—	1,861	—	1,861
U.S. Treasury notes	—	—	—	—	—
Common stock and warrants	1,803	1,151	652	—	1,803
Total	$4,147	$1,634	$2,513	$—	$4,147

Liabilites
Contingent consideration payable	$2,775	$—	$—	$2,775	$2,775
Debt securities	53	—	53	—	53
Common stock and warrants	145	145	—	—	145
Total	$2,973	$145	$53	$2,775	$2,973

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

As of September 30, 2017 and December 31, 2016, approximately $3,510 and $3,161, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of September 30, 2017 and December 31, 2016, the fair values of the warrants were $517 and $252, respectively, and are included in common stock and warrants (Level 2) above.

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

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2015	$2,813
Payments	(827)
Change in fair value of contingent consideration	216
Fair value of contingent consideration in connection with 2016 acquisitions	4,942
Fair value of contingent consideration as of December 31, 2016	$7,144
Payments	(1,505)
Change in fair value of contingent consideration	(152)
Fair value of contingent consideration as of March 31, 2017	$5,487
Payments	(2,773)
Change in fair value of contingent consideration	63
Fair value of contingent consideration as of June 30, 2017	$2,777
Payments	(5)
Change in fair value of contingent consideration	3
Fair value of contingent consideration as of September 30, 2017	$2,775

3. Intangible Assets

At September 30, 2017 and December 31, 2016, intangible assets subject to amortization consisted of the following:

		September 30, 2017		December 31, 2016
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$18,204	$25,563	$15,754
Relationships with financial advisors	14.7	117,995	47,590	117,995	40,505
Vendor relationships	7	3,613	3,613	3,613	3,613
Covenants not-to-compete	3.9	6,421	5,569	6,421	4,638
Customer accounts	8.3	2,029	2,029	2,029	1,971
Trade names	7.7	16,910	11,688	16,910	10,017
Renewal revenue	7.9	41,381	16,423	41,381	12,481
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	124	124	119
Other	6	67	67	67	67
Total		$217,550	$108,754	$217,550	$92,612

Aggregate amortization expense for the nine months ended September 30, 2017 and 2016 amounted to $16,142 and $15,501, respectively. The weighted-average amortization period for total amortizable intangibles at September 30, 2017 is 8.89 years. As of September 30, 2017, the remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

Remainder of 2017	$5,185
2018	20,462
2019	16,987
2020	15,400
2021	10,687
2022 - 2039	40,075
$108,796

4. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at September 30, 2017, each had a $250 minimum net capital requirement. At September 30, 2017, Securities America had regulatory net capital of $8,868, Triad had regulatory net capital of $7,288, Investacorp had regulatory net capital of $6,521, KMS had regulatory net capital of $6,976, SSN had regulatory net capital of $6,419 and Ladenburg had regulatory net capital of $22,805.

Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At September 30, 2017, Premier Trust had stockholders’ equity of $2,188, including at least $250 in cash.

5. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2017, the estimated annual effective tax rate for 2017 (exclusive of discrete items) is approximately 25% of projected pre-tax income. Our estimated annual tax expense consists of a deferred tax provision related to tax amortization of indefinite-lived intangibles including goodwill and a provision for state and local income taxes.

For the three and nine months ended September 30, 2017, the Company recorded an income tax expense of $1,255 on pre-tax income of $4,657 and an income tax expense of $278 on a pre-tax income of $1,326, respectively. Based on objective evidence including being in cumulative losses in recent years, the Company continues to maintain a valuation allowance against its net deferred tax assets as of September 30, 2017.

For the three and nine months ended September 30, 2016, the Company recorded an income tax provision of $604 on a pre-tax loss of $6,911 and an income tax provision of $8,060 on a pre-tax loss of $14,872, respectively. For the three and nine months ended September 30, 2016, we have not provided an income tax benefit on our pre-tax loss as we concluded that our deferred tax assets are not realizable on a more-likely-than not basis. The income tax provisions for the nine months ended September 30, 2016 include a discrete deferred tax provision of $6,009 related to an increase in the Company’s valuation allowance related to deferred tax assets existing as of December 31, 2015 and a discrete deferred tax benefit of $921 related to an overaccrual of deferred taxes applicable to goodwill in prior years.

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

6.	Notes Payable

Notes payable consisted of the following:

	September 30, 2017	December 31, 2016
Notes payable to clearing firm under forgivable loans	$4,285	$4,285
Note payable under subsidiary's term loan with bank	7,192	153
Note payable under subsidiary's revolver with bank	276	620
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS' former shareholders, net of $128 and $221 of unamortized discount in 2017 and 2016, respectively	2,435	3,852
Notes payable to SSN's former shareholders, net of $407 and $651 of unamortized discount in 2017 and 2016, respectively	7,256	10,769
Total	$28,182	$26,417

The Company estimates that the fair value of notes payable was $26,425 at September 30, 2017 and $24,494 at December 31, 2016 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of September 30, 2017, the Company was in compliance with all covenants in its debt agreements.

At September 30, 2017, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder. On March 9, 2016, the Company entered into an amendment to the revolving credit agreement to extend the maturity date thereunder for a period of five years to August 25, 2021.

On April 21, 2017, Securities America Financial Corporation ("SAFC") entered into an amended and restated loan agreement with a financial institution. The loan agreement modified the interest rate for new loans under SAFC's revolving credit facility to prime plus 2.25%. As of September 30, 2017, SAFC had $1,000 of availability under the revolving credit facility. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000 subject to certain conditions. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by the assets of SAFC and Securities America Advisors, Inc.

In November 2017, the Company amended its 2011 forgivable loan agreement with the primary clearing firm of the Company's subsidiaries, National Financial Services, Inc., to confirm the annual clearing revenue target for 2017 had been satisfied and to permit the incurrence of certain additional indebtedness. Accordingly, the Company will recognize income in the fourth quarter of 2017 of $2,143 and $295 from the forgiveness of principal and interest, respectively, and the outstanding balance under the loan was reduced to $2,143.

7. Commitments and Contingencies

Litigation and Regulatory Matters

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, and the underwriters of ARCP’s May 2014 $1,656,000 common stock offering (“May 2014 Offering”) and three prior note offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 2014 Offering and as one of eight underwriters of ARCP’s July 2013 offering of $300,000 in convertible notes. The complaint alleges, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In June 2016, the court denied the underwriters’ motions to dismiss the complaint. In August 2017, the court granted the plaintiffs’ motion for class certification, which is currently pending appeal. Ladenburg intends to vigorously defend against these claims.

In November 2015, two purported class action complaints were filed in state court in Tennessee against officers and directors of Miller Energy Resources, Inc. (“Miller”), as well as Miller’s auditors and nine firms that underwrote six securities offerings in 2013 and 2014, and raised approximately $151,000. Ladenburg was one of the underwriters of two of the offerings. The complaints allege, among other things, that the offering materials were misleading based on the purportedly overstated valuation of certain assets, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In December 2015 the defendants removed the complaints to the U.S. District Court for the Eastern District of Tennessee; in November 2016, the cases were consolidated. In August 2017, the court granted in part and denied in part the underwriters' motion to dismiss the complaint. Ladenburg intends to vigorously defend against these claims.

In January 2016, an amended complaint for a purported class action was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P., related entities and their officers and directors. The amended complaint added as defendants Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. In March 2017 the court granted the defendants’ motions to dismiss without prejudice, and granted the plaintiffs leave to file an amended complaint. In May 2017, the plaintiffs filed a second amended complaint seeking an unspecified amount of compensatory damages, as well as other relief. In July 2017, the defendants filed motions to dismiss the second amended complaint, which are pending. If the motions to dismiss are not granted, Ladenburg intends to vigorously defend against these claims.

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

During the period from May to July 2017, five arbitration claims were filed against Ladenburg by former customers concerning purported unauthorized trading, excessive trading and mishandling of their accounts by a former Ladenburg registered representative. In July and October 2017, settlements were reached resolving three of the claims; the amounts paid by Ladenburg in connection with the settlements were not material. The total amount of compensatory damages asserted in the remaining two claims exceeds $3,000. Ladenburg intends to vigorously defend against the remaining claims.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In November 2016, a consolidated class action complaint was filed in U.S. District Court for the Western District of Washington against CTI Biopharma Corp., its directors and officers, as well as the underwriters of two securities offerings in 2015 that raised approximately $105,000. Ladenburg was one of the underwriters of the offerings. The complaint alleged, among other things, that the offering materials were misleading in their descriptions of safety results of Phase 3 clinical drug trials for the issuer’s lead drug candidate, and that the underwriters were liable for violations of federal securities laws. The plaintiffs sought an unspecified amount of compensatory damages, as well as other relief. In September 2017, the parties entered into a settlement agreement to resolve the class action complaint, subject to court approval, which provides for no contribution from Ladenburg. A final settlement hearing is set for February 2018. In the event that the lawsuit proceeds, Ladenburg intends to vigorously defend against these claims.

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

The Company had accrued liabilities in the amount of approximately $7,407 at September 30, 2017 for certain pending matters which are included in accounts payable and accrued liabilities. During the three and nine months ended September 30, 2017, the Company charged $1,056 and $5,724, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Operating Leases

At September 30, 2017, the Company was obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $50,272, through January 2030.

Ladenburg is obligated under an office lease agreement effective February 1, 2017 at 277 Park Avenue, New York, providing for payments of $3,320 through January 20, 2021, which is included in the amount above.

Highland is obligated under a new lease office agreement effective March 1, 2018 providing for payments of $186 through February 28, 2023.

In connection with a new office lease dated March 28, 2016, Securities America has exercised an option to lease office space, which has not yet been constructed, for 12 years and, would require the payment of an estimated average annual rent of $1,811, subject to certain adjustments. During the period June 1 2017 to November 1, 2017 (effective date of the option exercise), Securities America was required to pay certain holding and operating costs and imputed interest charges in the amount of approximately $25 per month.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At September 30, 2017, the amount due from these clearing brokers was $56,722, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of September 30, 2017, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the fair values of the related securities, and such entities will incur a loss if, at the time of purchase, the fair value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

9. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In each of October 2011, November 2014 and November 2016, the board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. Since inception through September 30, 2017, 19,078,675 shares of common stock have been repurchased for $48,568 under the program and have been retired, including the repurchase of 680,801 shares for $1,682 and 1,578,675 shares for $3,878 during the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, 8,421,325 shares remained available for purchase under the program.

Stock Compensation Plans

As of September 30, 2017, there was $2,169 of unrecognized compensation cost for stock-based compensation related to options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.38 years for all grants.

On May 12, 2017, the Company reached an agreement with an option holder to voluntarily cancel and terminate an option to purchase 3,000,000 shares of the company's common stock at the per share exercise price of $1.91 in exchange for the Company paying the option holder $850.

Options were exercised to purchase 2,167,396 and 3,908,393 shares of the Company’s common stock during the three and nine months ended September 30, 2017, respectively, for which the intrinsic value on dates of exercise was $864 and $1,423.

Restricted stock granted during the nine months ended September 30, 2017 was as follows:

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

During the three and nine months ended September 30, 2017, 5,000 shares of restricted stock were forfeited.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

As of September 30, 2017, there was $6,520 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $3,356 related to the 2017 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 2.48 years for all grants and approximately 3.09 years for the 2017 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,324 and $4,108 for the three and nine months ended September 30, 2017.

Stock-based compensation for consultants and independent financial advisors was $17 and $40 for the three and nine months ended September 30, 2017. In the three and nine months ended September 30, 2017, 1,787,686 and 1,953,264 shares, respectively, were surrendered to cover payment of exercise prices and taxes.

Capital Stock

On May 18, 2016, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of preferred stock authorized from 25,000,000 to 50,000,000 and to increase the number of shares of common stock authorized from 800,000,000 to 1,000,000,000. On May 22, 2017, the Company designated an additional 6,554,916 shares of Series A Preferred Stock.

During the three and nine months ended September 30, 2017, the Company sold 353,653 and 751,912 shares of Series A Preferred Stock, respectively, pursuant to the Company's “at the market” offering programs, which provided total gross proceeds to the Company of $8,825 and $18,736, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $276 and $706, respectively. During the fourth quarter of 2017, through November 1, 2017, the Company sold an additional 415,247 shares of Series A Preferred Stock, which provided total gross proceeds of $10,317 before deducting selling expenses of $206.

For the three and nine months ended September 30, 2017, the Company paid dividends of $8,149 and $24,026, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share. In September 2017, the Company began a quarterly cash dividend on its common stock. During the three months ended September 30, 2017, the Company initiated payment of a quarterly dividend of of $0.01 per share on its outstanding common stock. The Company paid dividends of $1,962 on its common stock during the period.

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

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted-average shares	192,912,643	181,032,730	192,498,380	181,023,737
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—
Warrants to purchase common stock	—	—	—	—
Dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding and dilutive potential common shares	192,912,643	181,032,730	192,498,380	181,023,737

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Dollars in thousands, except share and per share amounts)

For the three and nine months ended September 30, 2017, options and warrants to purchase 31,648,506 shares of common stock and 3,372,094 unvested restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.
For the three and nine months ended September 30, 2016, options and warrants to purchase 50,189,120 shares of common stock and 2,245,167 unvested restricted shares of common stock were not included in the diluted computation as the effect would have been anti-dilutive.

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

12. Segment Information

The Company has three operating segments. The independent advisory and brokerage services segment includes the investment advisory and broker-dealer services provided by the Company's independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

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

Segment information for the three and nine months ended September 30, 2017 and 2016 was as follows:

Three Months Ended September 30, 2017	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$286,170	$19,454	$16,358	$327		$322,309
Income (loss) before income taxes	8,411	3,099	(989)	(5,864)	(1)	4,657
EBITDA, as adjusted (3)	16,956	3,479	965	(4,738)		16,662
Identifiable assets (2)	424,155	44,759	46,157	37,544		552,615
Depreciation and amortization	5,340	105	1,658	1		7,104
Interest	352	—	172	77		601
Capital expenditures	2,208	351	33	(40)		2,552
Non-cash compensation	263	157	5	916		1,341

Three Months Ended September 30, 2016
Revenues	$251,045	$10,424	$12,680	$174		$274,323
Income (loss) before income taxes	607	(1,959)	(1,611)	(3,948)	(1)	(6,911)
EBITDA, as adjusted (3)	9,503	(1,604)	462	(2,797)		5,564
Identifiable assets (2)	411,577	33,046	54,301	44,832		543,756
Depreciation and amortization	5,008	185	1,804	17		7,014
Interest	795	4	170	164		1,133
Capital expenditures	1,267	19	12	—		1,298
Non-cash compensation	253	135	61	851		1,300

Nine Months Ended September 30, 2017	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$832,866	$49,330	$40,998	$942		$924,136
Income (loss) before income taxes	17,409	4,408	(5,108)	(15,383)	(1)	1,326
EBITDA, as adjusted (3)	42,413	5,811	1,039	(11,954)		37,309
Identifiable assets (2)	424,155	44,759	46,157	37,544		552,615
Depreciation and amortization	16,140	392	5,268	30		21,830
Interest	865	—	511	223		1,599
Capital expenditures	6,460	627	167	4		7,258
Non-cash compensation	772	472	127	2,777		4,148

Nine Months Ended September 30, 2016
Revenues	$738,429	$33,457	$37,422	$586		$809,894
Income (loss) before income taxes	7,291	(6,071)	(4,963)	(11,129)	(1)	(14,872)
EBITDA, as adjusted (3)	32,222	(4,862)	1,294	(7,505)		21,149
Identifiable assets (2)	411,577	33,046	54,301	44,832		543,756
Depreciation and amortization	15,173	546	5,360	51		21,130
Interest	2,446	4	510	552		3,512
Capital expenditures	4,661	139	198	—		4,998
Non-cash compensation	756	406	183	2,651		3,996

(1)	Includes interest expense, compensation, professional fees, and other general and administrative expenses related to the Corporate segment.

(2)	Identifiable assets are presented as of the end of the period.

(3)	The following table reconciles income (loss) before income taxes for the three and nine months ended September 30, 2017 and 2016 to EBITDA, as adjusted.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Income (loss) before income taxes	$4,657	$(6,911)	$1,326	$(14,872)
Adjustments:
Interest income	(115)	(184)	(315)	(479)
Change in fair value of contingent consideration	3	72	(86)	178
Interest expense	601	1,133	1,599	3,512
Depreciation and amortization	7,104	7,014	21,830	21,130
Non-cash compensation expense	1,341	1,300	4,148	3,996
Amortization of retention and forgivable loans	1,808	1,403	5,070	4,381
Financial advisor recruiting expense	744	514	2,176	1,191
Acquisition-related expense	55	936	320	1,003
Loss attributable to noncontrolling interest	(3)	1	5	33
Other (1)	467	286	1,236	1,076
EBITDA, as adjusted	$16,662	$5,564	$37,309	$21,149

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$16,956	$9,503	$42,413	$32,222
Ladenburg	3,479	(1,604)	5,811	(4,862)
Insurance Brokerage	965	462	1,039	1,294
Corporate	(4,738)	(2,797)	(11,954)	(7,505)
Total segments	$16,662	$5,564	$37,309	$21,149

(1)
Includes severance of $212 and $406, excise and franchise tax expense of $149 and $435 and compensation expense that may be paid in stock of $109 and $411 for the three and nine months ended September 30, 2017, respectively. Includes severance of $44 and $277, excise and franchise tax expense of $109 and $343 and compensation expense that may be paid in stock of $133 and $456 for the three and nine months ended September 30, 2016.

13. Subsequent Events

On October 17, 2017, an entity affiliated with Dr. Phillip Frost, the Company's Chairman of the Board and principal shareholder, exercised a warrant to purchase an aggregate of 2,000,000 shares of Company common stock for $1.91 per share. The Company issued the warrant on October 19, 2007 in connection with the Company entering into its revolving credit agreement with this entity, used to finance the Investacorp acquisition on such date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except share and per share data)

Overview

We are a diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America, Inc. (collectively with related companies, “Securities America”), Triad Advisors, Inc. (“Triad”), Securities Service Network, Inc. (“SSN”), Investacorp, Inc. (collectively with related companies, “Investacorp”), KMS Financial Services, Inc. (“KMS”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Ladenburg Thalmann Asset Management Inc. (“LTAM”), Premier Trust, Inc. (“Premier Trust”), Highland Capital Brokerage, Inc. (“Highland”) and Ladenburg Thalmann Annuity Insurance Services LLC ("LTAIS"). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

Through our acquisitions of Securities America, Triad, SSN, Investacorp and KMS, we have established a leadership position in the independent advisory and brokerage industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 4,000 financial advisors located in 50 states, we have become one of the largest independent advisory and brokerage networks. We believe that we have the opportunity through acquisitions, recruiting and internal growth to continue expanding our market share in this segment over the next several years.

Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent advisory and brokerage business with Ladenburg’s traditional investment banking, capital markets, institutional sales and trading and related businesses.

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment.

The independent advisory and brokerage services segment includes the investment advisory and broker-dealer services provided by our independent advisory and brokerage subsidiaries to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers, and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

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

Recent Developments

Preferred Stock Offerings

During the nine months ended September 30, 2017, we entered into a new equity distribution agreement and sold 751,912 shares of our Series A Preferred Stock pursuant to an "at the market" offering, which provided net proceeds of $18,032. During the fourth quarter of 2017, through November 1, 2017, we sold an additional 415,247 shares of Series A Preferred Stock, pursuant to the "at the market" offering, which provided net proceeds of $10,110.

Common Stock Repurchases

During the nine months ended September 30, 2017, we repurchased and retired an aggregate of 1,816,920 shares of our common stock for $4,450, including 1,578,675 shares repurchased under our stock repurchase program, representing an average price per share of $2.45.

Common Stock Dividend

On August 8, 2017, our board of directors initiated a quarterly cash dividend of $0.01 per share on outstanding shares of our common stock, paid on September 28, 2017 to all shareholders of record on September 15, 2017. $1,962 was paid as a cash dividend on our common stock.

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

During the three years ended September 30, 2017, we issued 1,440,922 shares of common stock in connection with acquisitions and incurred $60,600 of indebtedness related to acquisitions, $16,964 of which was outstanding as of September 30, 2017.

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

The following table includes a reconciliation of net income (loss) attributable to the Company as reported to EBITDA, as adjusted, for the periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$322,309	$274,323	$924,136	$809,894
Total expenses	317,649	281,162	922,896	824,588
Income (loss) before income taxes	4,657	(6,911)	1,326	(14,872)
Net income (loss) attributable to the Company	3,399	(7,514)	1,053	(22,899)

Reconciliation of net income (loss) attributable to the Company to EBITDA, as adjusted:
Net income (loss) attributable to the Company	$3,399	$(7,514)	$1,053	$(22,899)
Less:
Interest income	(115)	(184)	(315)	(479)
Change in fair value of contingent consideration	3	72	(86)	178
Add:
Interest expense	601	1,133	1,599	3,512
Income tax expense	1,255	604	278	8,060
Depreciation and amortization	7,104	7,014	21,830	21,130
Non-cash compensation expense	1,341	1,300	4,148	3,996
Amortization of retention and forgivable loans	1,808	1,403	5,070	4,381
Financial advisor recruiting expense	744	514	2,176	1,191
Acquisition-related expense	55	936	320	1,003
Other (1)	467	286	1,236	1,076
EBITDA, as adjusted	$16,662	$5,564	$37,309	$21,149

(1)
Includes severance of $212 and $406, excise and franchise tax expense of $149 and $435 and compensation expense that may be paid in stock of $109 and $411 for the three and nine months ended September 30, 2017, respectively.

Includes severance of $44 and $277, excise and franchise tax expense of $109 and $343 and compensation expense that may be paid in stock of $133 and $456 for the three and nine months ended September 30, 2016, respectively.

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

EBITDA, as adjusted, for the three months ended September 30, 2017 was $16,662, an increase of $11,098 (199%), from EBITDA, as adjusted, of $5,564 for the third quarter of 2016. This increase was due to increases in EBITDA, as adjusted, in each of our operating segments. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $7,453 (78%) on increased revenue of $35,125 (14%). EBITDA, as adjusted, in our Ladenburg segment increased by $5,083 (317%) on increased revenue of $9,030 (87%).

EBITDA, as adjusted, for the nine months ended September 30, 2017 was $37,309 an increase of $16,160 (76.4%), from EBITDA, as adjusted, of $21,149 for the nine months ended September 30, 2016. This increase was due to increases in EBITDA, as adjusted, in each of our operating segments. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $10,191(32%) on increased revenue of $94,437 (13%). EBITDA, as adjusted, in our Ladenburg segment increased by $10,673 (220%) on increased revenue of $15,873 (47%).

Segment Description

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the investment advisory and broker-dealer services provided by our independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.
.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Independent advisory and brokerage services	$286,170	$251,045	$832,866	$738,429
Ladenburg	19,454	10,424	49,330	33,457
Insurance Brokerage	16,358	12,680	40,998	37,422
Corporate	327	174	942	586
Total revenues	$322,309	$274,323	$924,136	$809,894

Income (loss) before income taxes:
Independent advisory and brokerage services	$8,411	$607	$17,409	$7,291
Ladenburg	3,099	(1,959)	4,408	(6,071)
Insurance Brokerage	(989)	(1,611)	(5,108)	(4,963)
Corporate(1)	(5,864)	(3,948)	(15,383)	(11,129)
Total income (loss) before income taxes	$4,657	$(6,911)	$1,326	$(14,872)

EBITDA, as adjusted:
Independent advisory and brokerage services	$16,956	$9,503	$42,413	$32,222
Ladenburg	3,479	(1,604)	5,811	(4,862)
Insurance Brokerage	965	462	1,039	1,294
Corporate	(4,738)	(2,797)	(11,954)	(7,505)
Total EBITDA, as adjusted(2)	$16,662	$5,564	$37,309	$21,149

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses related to the Corporate segment.

(2)	See Note 12 to our condensed consolidated financial statements for a reconciliation of EBITDA, as adjusted, to income (loss) before income taxes.

Three months ended September 30, 2017 versus three months ended September 30, 2016

For the quarter ended September 30, 2017, we had net income attributable to the Company of $3,399 as compared to net loss attributable to the Company of $7,514 for the quarter ended September 30, 2016, primarily due to increased revenues. The increase of $47,986 (17%) in total revenues was partially offset by a $36,487 (13%) increase in total expenses.

Our total revenues for the three months ended September 30, 2017 increased by $47,986 (17%) from the 2016 period, primarily attributable to increases in advisory fees, investment banking revenues, interest and dividends and commissions. Third quarter 2017 revenues included increases in advisory fees of $27,527, investment banking revenue of $10,321, interest and dividends of $4,504, commissions of $3,938, and service fees and other income of $1,762. Our independent advisory and brokerage services segment revenues increased by $35,125 (14%) from the 2016 period, mainly as a result of increased advisory fees, commissions, and interest and dividends. Our Ladenburg segment revenues in the third quarter of 2017 increased by $9,030 (87%) from the comparable 2016 quarter driven by increases in equity capital raising and strategic advisory services. Our insurance brokerage segment revenues increased by $3,678 (29%) primarily due to increased commissions from institutional accounts as compared to the prior-year period. We expect that the adoption effective January 1, 2018 of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, will impact the manner in which total revenues are calculated, although the exact impact cannot be determined at this time. See Note 1 to our condensed consolidated financial statements, Description of Business and Basis of Presentation - Recent Accounting Pronouncements.

Our total expenses for the three months ended September 30, 2017 increased by $36,487 (13%) as compared to the 2016 period, mostly driven by increases of $27,394 (11%) and $3,972 (32%) in our independent advisory and brokerage services and Ladenburg segments, respectively.

Third quarter 2017 expenses included increases in commissions and fees expense of $27,678, compensation and benefits expense of $9,147 and professional services expense of $1,346, offset by a decrease in acquisition-related expenses of $881, interest expense of $532, brokerage, communication and clearance fee expense of $158, and other expenses of $620.

Commissions revenue for the three months ended September 30, 2017 increased by $3,938 (3%) as compared to the 2016 period, primarily attributable to an increase in sales of variable annuity, mutual fund and fixed income products partially offset by lower sales of alternative investments, equities and fixed annuities during the three months ended September 30, 2017 as compared to the prior-year period. Commissions revenue in our independent advisory and brokerage services segment increased by $1,647 (1%) for the 2017 third quarter as compared to the 2016 third quarter. Our Ladenburg segment commissions revenue decreased by $1,287 (35%) for the third quarter of 2017 as compared to the prior-year period due to a decrease in salespersons. Commissions revenue in our insurance brokerage segment increased by $3,578 (30%) from the comparable 2016 quarter.

Advisory fee revenue for the three months ended September 30, 2017 increased by $27,527 (23%) as compared to the 2016 period due to improved market conditions and higher average advisory assets. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at September 30, 2017 increased by 21% as compared to September 30, 2016. Total advisory assets under management at September 30, 2017 were approximately $66,200,000 as compared to $54,900,000 at September 30, 2016.

The $10,321 (233%) increase in investment banking revenue for the three months ended September 30, 2017 as compared to the 2016 period was primarily driven by a $6,764 increase in capital raising revenue and a $3,557 increase in strategic advisory services revenue as compared to the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $10,525 for the 2017 third quarter as compared to $3,761 for the 2016 third quarter, resulting from a significant increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $4,220 in the third quarter of 2017 as compared to $663 in the comparable 2016 quarter.

The $66 (38%) decrease in principal transactions revenue for the three months ended September 30, 2017 as compared to the 2016 period was attributable to our Ladenburg segment, which had a decrease of $46 due to a decline in the market value of the firm's investments.

The $4,504 (161%) increase in interest and dividends revenue for the three months ended September 30, 2017 as compared to the 2016 period was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep program was $6,603 in the third quarter of 2017 as compared to $2,193 in the 2016 period reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of an additional cash sweep program in the second quarter of 2017. Future levels of interest and dividend revenue are dependent upon prevailing interest rates and cash asset levels. At September 30, 2017, client assets included cash balances of approximately $4,082,000, including approximately $3,788,000 participating in our cash sweep programs. We expect to implement a new cash sweep program in the first quarter of 2018 for eligible advised IRA accounts. We expect the implementation of this program will result in an increase in interest and dividends revenue for 2018 assuming constant asset levels.

The $1,762 (9%) increase in service fees and other income for the three months ended September 30, 2017 as compared to the 2016 period was primarily driven by an increase of $1,593 in our independent advisory and brokerage services segment. Total increase was primarily due to increases in conference revenue and other service fees, partially offset by a decrease in trading services and fees.

The $27,678 (13%) increase in commissions and fees expense for the three months ended September 30, 2017 as compared to the 2016 period was directly correlated to the increase in commissions and advisory revenue in our independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease as our representatives earned reduced compensation based on the lower revenues produced.

The $9,147 (25%) increase in compensation and benefits expense for the three months ended September 30, 2017 as compared to the 2016 period was attributable to an increase of $4,453 in our Ladenburg segment, an increase of $1,154 in our independent advisory and brokerage services segment, an increase of $1,343 in our insurance brokerage segment and an increase of $2,197 in our corporate segment. Revenue driven compensation in our Ladenburg segment increased $4,773, partially offset by a $319 decrease in salaries and benefits as headcount decreased 7% from the prior-year period. Compensation and benefits expense increased in our independent advisory and brokerage services and corporate segments due to increased headcount from the prior-year period.

The $41 (3%) increase in non-cash compensation expense for the three months ended September 30, 2017 as compared to the 2016 period was primarily attributable to an increase in our corporate segment of $65 and in our Ladenburg segment of $22 partially offset by a decrease of $56 in our insurance brokerage segment.

The $158 (4%) decrease in brokerage, communication and clearance fees expense for the three months ended September 30, 2017 as compared to the 2016 period was driven by a decrease of $176 in our Ladenburg segment.

The $29 (1%) decrease in rent and occupancy expense, net of sublease revenue, for the three months ended September 30, 2017 as compared to the 2016 period was attributable primarily to decreases of $136 in our Ladenburg segment, partially offset by an increase of $100 in our independent advisory and brokerage services segment and $15 in our corporate segment.

The $1,346 (40%) increase in professional services expense for the three months ended September 30, 2017 as compared to the 2016 period primarily was due to increases in our independent advisory and brokerage services and corporate segment of $1,304 and $114 respectively. These increases were partly offset by decreases of $24 in our Ladenburg segment and $48 in our insurance brokerage segment.

The $532 (47%) decrease in interest expense for the three months ended September 30, 2017 as compared to the 2016 period primarily resulted from a decreased average debt balance and lower interest rates. Our average outstanding debt balance was approximately $28,936 for the third quarter of 2017 as compared to $49,098 for the third quarter of 2016. The average interest rate was 6.8% for the three months ended September 30, 2017 as compared to 7.8% for the comparable 2016 period. Our outstanding debt balance as of September 30, 2017 included $6,738, $2,563 and $7,663 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $90 (1%) increase in depreciation and amortization expense for the three months ended September 30, 2017 as compared to the 2016 period was driven by increases in our independent advisory and brokerage services segment of $332 partially offset by a decrease of $146 and $79 in our insurance brokerage segment and our Ladenburg segment, respectively.

The $881 (94%) decrease in acquisition-related expense for the three months ended September 30, 2017 as compared to the 2016 period was due to lower expenses associated with a prior period asset acquisition at Securities America.

The $405 (29%) increase in amortization of retention and forgivable loans for the three months ended September 30, 2017 as compared to the 2016 period was driven by increased loan balances at our independent advisory and brokerage services segment. We expect amortization of retention and forgivable loan expense in future periods to increase due to a significant growth in the level of recruitment of independent financial advisors in the fourth quarter of 2017.

The $620 (4%) decrease in other expense for the three months ended September 30, 2017 as compared to the 2016 period was primarily attributable to a decrease of $1,734 in accruals for certain pending litigation and regulatory matters at our independent advisory and brokerage services and Ladenburg segments in the 2017 period offset by an increase in conference expense of $559, an increase in office expense of $235 and debt expense of $181.

We had an income tax expense of $1,255 for the three months ended September 30, 2017 as compared to an income tax expense of $604 in the comparable 2016 period. The September 30, 2016 income tax provision includes a deferred tax provision related to tax amortization of goodwill and a provision for state and local income income taxes. See Note 5 to our condensed consolidated financial statements.

As of June 30, 2016, the Company concluded that its deferred tax assets are not realizable on a more-likely-than-not basis. Based on objective evidence including being in cumulative losses in recent years, the Company continues to maintain a valuation allowance against its net deferred tax assets as of September 30, 2017. The income tax provision includes a deferred tax provision related to tax amortization of goodwill and a provision for federal alternative minimum taxes and state and local income taxes. See Note 5 to our condensed consolidated financial statements.

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate for the 2017 period primarily related to tax amortization of indefinite-lived intangibles including goodwill, federal alternative minimum tax and state and local income taxes.

Nine months ended September 30, 2017 versus nine months ended September 30, 2016

For the nine months ended September 30, 2017, we had net income attributable to the Company of $1,053 as compared to net loss attributable to the Company of $22,899 for the nine months ended September 30, 2016, primarily due to a $7,782 decrease in income tax expense and an increase in revenues. The increase of $114,242 (14%) in total revenues was partially offset by a $98,308 (12%) increase in total expenses.

Our total revenues for the nine months ended September 30, 2017 increased by $114,242 (14%) as compared to the 2016 period, resulting primarily from increases in advisory fees, commissions, investment banking revenues, interest and dividends and service fees and other income. 2017 revenues included increases in commissions of $13,943, advisory fees of $65,793, investment banking revenue of $18,676, interest and dividends of $9,747 and service fees and other income of $6,084. Our independent advisory and brokerage services segment revenues increased by $94,437 (13%) from the 2016 period, primarily attributable to increased advisory fee revenue, commissions and interest and dividends. Our Ladenburg segment revenues for the nine months ended September 30, 2017 increased by $15,873 (47%) from the 2016 period driven by an increase in equity capital raising and strategic advisory services.

Our total expenses for the nine months ended September 30, 2017 increased by $98,308 (12%) from the prior-year period, mostly driven by an increase of $84,540 (12%) and $5,394 (14%) in our independent advisory and brokerage services and Ladenburg segments. Expenses for the nine months ended September 30, 2017 included increases in commissions and fees expense of $73,962, compensation and benefits expense of $16,260, brokerage, communication and clearance fees of $1,343, professional services of $2,866, depreciation and amortization expense of $700 and amortization of retention loans of $689, partially offset by a decrease in interest expense of $1,913 and acquisition-related expense of $683.

The $13,943 (4%) increase in commissions revenue for the nine months ended September 30, 2017 as compared to the 2016 period was primarily attributable to an increase in sales of variable annuity and mutual fund products partially offset by lower sales of alternative investments and a decrease in equities and fixed annuity sales as compared to the nine months ended September 30, 2016. Our independent advisory and brokerage services segment commissions revenue increased by $12,947 (4%) resulting from increased sales of variable annuity and mutual fund products during the 2017 period. Our Ladenburg segment commissions revenue decreased by $2,452 (22%) in the nine months ended September 30, 2017 as compared to the same period of 2016. Our insurance brokerage segment commissions revenue increased by $3,448 (10%) in 2017 from the prior-year period.

The $65,793 (19%) increase in advisory fee revenue for the nine months ended September 30, 2017 as compared to the 2016 period was primarily attributable to a $66,622 (20%) increase in advisory fee revenue in our independent advisory and brokerage services segment due to improved market conditions and higher average advisory assets. Our advisory assets at September 30, 2017 increased by 21% as compared to September 30, 2016. Total advisory assets under management at September 30, 2017 were approximately $66,200,000 as compared to $54,900,000 at September 30, 2016.

The $18,676 (121%) increase in investment banking revenue for the nine months ended September 30, 2017 as compared to the 2016 period was due to a $14,023 increase in capital raising revenue and a $4,653 increase in strategic advisory services revenue during 2017. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $27,776 for the nine months ended September 30, 2017 as compared to $13,753 for the prior-year period, resulting from a significant increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $6,346 in the nine months ended September 30, 2017 as compared to $1,692 in the comparable 2016 period.

The $1 (0.1%) decrease in principal transactions revenue for the nine months ended September 30, 2017 as compared to the 2016 period was primarily attributable to our Ladenburg segment, which had a decrease of $6 (1%) due to a decline in the market value of the firm's investments.

The $9,747 (135%) increase in interest and dividends revenue for the nine months ended September 30, 2017 as compared to the 2017 period was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep program was $14,862 in the nine months ended September 30, 2017, as compared to $5,539 in the comparable 2016 period, reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. We expect to implement a new cash sweep program in the first quarter of 2018 for eligible advised IRA accounts. We expect the implementation of this program will result in an increase in interest and dividends revenue for 2018 assuming constant asset levels.

The $6,084 (9%) increase in service fees and other income for the nine months ended September 30, 2017 as compared to the 2016 period was primarily driven by an increase of $5,528 in our independent advisory and brokerage services segment. Total increase was primarily due to increases in conference revenue and service and other fees, partially offset by a decrease in trading services and fees.

The $73,962 (12%) increase in commissions and fees expense for the nine months ended September 30, 2017 as compared to the 2016 period was directly correlated to the increase in commissions and advisory revenue in our independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease because our representative earned reduced compensation based on the lower revenues produced.

Compensation and benefits expense increased by $16,260 (15%) for the nine months ended September 30, 2017 as compared to the 2016 period. This was attributable to an increase of $4,561 in our independent advisory and brokerage services segment, as headcount grew 5% from the prior-year period, an increase of $5,840 in the Ladenburg segment, as revenue driven compensation increased $7,553, partially offset by a $1,713 decrease in salaries and benefits due to headcount decreases from the prior-year period, an increase of $5,191 in our corporate segment, due to increases in headcount and incentive compensation, and an increase of $668 in our insurance brokerage segment primarily due to an increase in revenue.

The $152 (4%) increase in non-cash compensation expense for the nine months ended September 30, 2017 as compared to the 2016 period was primarily attributable to an increase in our corporate segment of $126 and our Ladenburg segment of $66.

The $1,343 (11%) increase in brokerage, communication and clearance fees expense for the nine months ended September 30, 2017 as compared to the 2016 period was driven by an increase of $1,564 in our independent advisory and brokerage services segment due to increased levels of clearing credits in the 2016 period. This was partially offset by a decrease of $309 in our Ladenburg segment due to lower transaction-based revenues as compared to the prior-year period.

The $144 (2%) increase in rent and occupancy, net of sublease revenue, for the nine months ended September 30, 2017 as compared to the 2016 period was attributable to increases of $234 in our independent advisory and brokerage services segment, $32 in our corporate segment and $6 in our insurance brokerage segment partially offset by a decrease of $128 in our Ladenburg segment.

The $2,866 (29%) increase in professional services expense for the nine months ended September 30, 2017 as compared to the 2016 period was primarily due to increases in our independent advisory and brokerage services segment of $3,208, partly offset by a decrease in our Ladenburg segment of $490.

The $1,913 (54%) decrease in interest expense for the nine months ended September 30, 2017 as compared to the 2016 period primarily resulted from a decreased average debt balance and lower interest rates. Our average outstanding debt balance was approximately $27,749 for the nine months ended September 30, 2017 as compared to $50,850 for the nine months ended September 30, 2016.

The average interest rate was 5.8% for the nine months ended September 30, 2017 as compared to 7.8% for the comparable 2016 period. Our outstanding debt balance as of September 30, 2017 included $6,738, $2,563 and $7,663 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $700 (3%) increase in depreciation and amortization expense for the nine months ended September 30, 2017 as compared to the 2016 period was attributable to increases of $967 in our independent advisory and brokerage services segment partially offset by a decrease of $154 in our Ladenburg segment and $92 in our insurance brokerage segment.

The $683 (68%) decrease in acquisition-related expense for the nine months ended September 30, 2017 as compared to the 2016 period was due to lower expenses associated with a prior period asset acquisition at Securities America.

The $689 (16%) increase in amortization of retention and forgivable loans for the nine months ended September 30, 2017 as compared to the 2016 period was driven by increased loan balances at our independent advisory and brokerage services segment. We expect amortization of retention and forgivable loan expense in future periods to increase due to a significant growth in the level of recruitment of independent financial advisors in the fourth quarter of 2017.

The $4,788 (10%) increase in other expense for the nine months ended September 30, 2017 as compared to the 2016 period was primarily attributable to $1,133 in additional accruals for certain pending litigation and regulatory matters at our independent advisory and brokerage services and Ladenburg segments in the 2017 period, increases in deferred compensation expense of $985, bad debt expense of $541, conference expense of $417, office expense of $413, travel and entertainment expense of $341 and firm insurance expense of $245.

We had an income tax expense of $278 for the nine months ended September 30, 2017 as compared to an income tax expense of $8,060 in the comparable 2016 period. For the nine months ended September 30, 2016, our income tax provision includes a discrete expense of $6,009 related to an increase in our valuation allowance and a discrete deferred tax benefit of $921 related to an over accrual of deferred taxes applicable to goodwill in prior years (see Note 5 to our condensed consolidated financial statements).

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

Liquidity and Capital Resources

Approximately 30% and 27% of our total assets at September 30, 2017 and December 31, 2016, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At September 30, 2017, each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg was subject to a $250 minimum net capital requirement.

At September 30, 2017, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $8,868, Triad $7,288, Investacorp $6,521, KMS $6,976, SSN $6,419 and Ladenburg $22,805. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At September 30, 2017, Premier Trust had stockholders’ equity of $2,188, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and funds available under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder.

We have entered into equity distribution agreements under which we sold, and may sell, shares of our Series A Preferred Stock in “at the market” offerings under Rule 415 under the Securities Act of 1933. During the three and nine months ended September 30, 2017, we sold 353,653 and 751,912 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $8,825 and $18,736, before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $276 and $706 for the three and nine months ended September 30, 2017. As of September 30, 2017, approximately 7,248,088 shares remained available for issuance pursuant to the “at the market” offering.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either September 30, 2017 or December 31, 2016. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, sales of securities in public or private transactions, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of September 30, 2017.

Cash provided by operating activities for the nine months ended September 30, 2017 was $16,448, which primarily consisted of our net income of $1,048 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, increases in receivables from clearing brokers, notes receivable from financial advisors, net, other assets, cash surrender value of life insurance and receivables from other broker dealers, partially offset by decreases in other receivables, net, increases in accounts payable and accrued liabilities, accrued compensation, commissions and fees payable and deferred compensation plan liability.

Cash provided by operating activities for the nine months ended September 30, 2016 was $5,601, which primarily consisted of our net loss of $22,932 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, decreases in securities owned at market value, receivables from clearing brokers, receivables from other broker dealers and other assets, as well as increases in securities sold, but not yet purchased, at fair value and accounts payable and accrued liabilities, partially offset by increases in notes receivable from financial advisors, net, other receivables, net, and cash surrender value of life insurance and decreases in accrued compensation and commissions and fees payable.

During the fourth quarter of 2017, we have experienced a significant growth in the level of recruitment of independent financial advisors. In October 2017, our subsidiaries issued, or committed to issue, approximately $28,000 of loans to newly-recruited advisors to assist in the transition process.  These loans, anticipated to be funded primarily in the fourth quarter of 2017 and the first quarter of 2018, are generally forgivable over a five-to-seven year period subject to certain restrictions.

Investing activities used $7,187 for the nine months ended September 30, 2017 primarily due to the purchase of furniture, equipment and leasehold improvements and adjustment to the purchase price of Foothill Securities, partially offset by a decrease in restricted assets. Investing activities used $6,190 for the nine months ended September 30, 2016, primarily due to the purchase of furniture, equipment and leasehold improvements for $4,998 and the acquisition of certain assets of Wall Street Financial Group for $1,192.

Financing activities used $7,452 for the nine months ended September 30, 2017, primarily due to payment of $24,026 of dividends on our Series A Preferred Stock, $1,962 of dividends on our common stock, $4,450 used for common stock repurchases and retirements and $6,572 in payments of outstanding indebtedness that included a $3,757 repayment of outstanding notes related to the SSN acquisition and a $1,510 repayment of outstanding notes related to the KMS acquisition and $1,305 of bank loan and revolver repayment. This was partially offset by $8,000 of borrowings on a term note at one of our subsidiaries, $18,032 from the issuance of Series A Preferred Stock under our "at the market" offering and $4,376 from the issuance of common stock upon option exercises and under our employee stock purchase plan.

Financing activities used $12,099 for the nine months ended September 30 2016, primarily due to payment of $22,514 of dividends on our Series A Preferred Stock, $13,554 used for common stock repurchases and retirements and $5,776 in payments of outstanding indebtedness that included a $3,693 repayment of outstanding notes related to the SSN acquisition, a $2,083 repayment of outstanding notes related to the KMS acquisition. This was partially offset by $2,648 from the issuance of common stock upon option exercises and under our employee stock purchase plan and $27,621 from the issuance of the Series A Preferred Stock under our "at the market" offering.

At September 30, 2017, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $50,272, through January 2030. See "Contractual Obligations" below for information relating to a new lease entered into after December 31, 2016. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $148 through February 2020.

In connection with a new office lease dated March 28, 2016, a subsidiary has exercised an option to lease office space, which has not yet been constructed, for 12 years and would require the payment of an estimated average annual rent of $1,811, subject to certain adjustments. The subsidiary is required to pay certain holding and operating costs and imputed interest charges in the amount of approximately $25 per month beginning June 1, 2017 through the date the option is exercised and effective November 1, 2017.

On November 4, 2011, National Financial Services LLC (“NFS”) provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan will be forgiven in seven equal yearly installments of $2,143 through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. Any principal amounts not forgiven will be due in November 2018, and any interest payments not forgiven are due annually. If during the loan term any principal amount is not forgiven, we may have such principal forgiven in future years if Securities America exceeds subsequent annual clearing revenue targets. The Company continues to expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012, 2013, 2014, 2015 and 2016, resulting in the forgiveness of $2,143 aggregate principal amount of the loan in November of each period. In November 2017, we signed an amendment to the forgivable loan agreement to confirm that the clearing revenue target was met for the period ended November 4, 2017 and to permit the incurrence of certain additional indebtedness. Accordingly, we will recognize income in the fourth quarter of 2017 of $2,143 and $295 from the forgiveness of principal and interest, respectively, and the outstanding balances under the 2011 forgivable loan was reduced to $2,143. We recognized income in the fourth quarter of 2016 of $2,143 and $408 from the forgiveness of principal and interest, respectively.

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

On November 6, 2013, Securities America entered into a loan agreement (the “SA Loan Agreement”) with a financial institution for (i) a term loan in the aggregate principal amount of $1,709 and (ii) a revolving credit facility. The term loan bore interest at 5.5%, and was re-paid in full in May 2017. Revolving loans bore interest at 5.5% per annum over a 5-year term. At September 30, 2017, $276 was outstanding and $1,000 was available under the revolving credit facility.

On April 21, 2017, Securities America entered into an amended and restated loan agreement with a financial institution (the “Amended SA Loan Agreement”). The loan agreement modified the interest rate for new loans under Securities America's revolving credit facility to prime plus 2.25%. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000 subject to certain conditions. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by Securities America's assets.  The Amended SA Loan Agreement contains certain affirmative and negative covenants, including covenants regarding Securities America’s client asset levels and number of financial advisors.  At September 30, 2017, $7,192 was outstanding under this term loan.

On July 31, 2014, we acquired by way of merger HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At September 30, 2017, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding.

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

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At September 30, 2017, the outstanding balance of these notes, net of a $128 discount, amounted to $2,435.

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

The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. At September 30, 2017, the outstanding balance of these notes, net of a $407 discount, amounted to $7,256. We paid an additional amount of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the acquisition closing date exceeded a targeted amount.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In each of October 2011, November 2014 and November 2016, our board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. As of September 30, 2017, 19,078,675 shares had been repurchased for $48,568 under the program and have been retired, including the repurchase of 1,578,675 shares for $3,878 during the nine months ended September 30, 2017. As of September 30, 2017, 8,421,325 shares remained available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

Contractual Obligations

The Contractual Obligations table as disclosed in our annual report on Form 10-K for the year ended December 31, 2016 is updated as follows:

Ladenburg is obligated under an office lease agreement effective February 1, 2017 at 277 Park Avenue, New York, providing for annual rental payments of $249 for 2017, $996 for each of 2018, 2019 and 2020 and $83 for 2021.

In connection with a new office lease dated March 28, 2016, Securities America has exercised an option to lease office space, which has not yet been constructed, for 12 years and would require the payment of an estimated average annual rent of $1,811, subject to certain adjustments. During the period June 1, 2017 to November 1, 2017 (effective date of the option exercise), Securities America was required to pay certain holding and operating costs and imputed interest charges in the amount of approximately $25 per month.

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

We maintain inventories of trading securities. At September 30, 2017, the fair market value of our inventories was $4,147 in long positions and $198 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2017 will have a material adverse effect on our consolidated financial position or results of operations.

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

These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2016 and our subsequent quarterly reports, important factors that could cause actual results to differ materially from these contained in any forward-looking statement made by or on behalf of us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 29, 2017, the DOL issued a request for information, seeking additional input concerning possible additional exemption approaches or changes to the fiduciary rule as well as regarding extending the January 1, 2018 applicability date. On November 2, 2017, the DOL submitted to the Office of Management and Budget a rule entitled "18-Month Extension of Transition Period and Delay of Applicability Dates; Best Interest Contract Exemption; Class Exemption for Principal Transactions; PTE 84-24." We believe that this rule, if approved, will delay the January 1, 2018 applicability date of several provisions of the fiduciary rule to July 1, 2019.

As noted, the DOL Rule could be further delayed or revised. We expect that the DOL Rule will impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts. Because qualified retirement accounts and IRAs make up a significant portion of our business, we expect that implementation of the DOL Rule and related exemptions will negatively impact our results, including the impact of increased expenditures related to legal, compliance, information technology and other costs.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the third quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2017	401,806	$2.48	401,806	8,700,320
August 1 to August 31, 2017	203,974	2.43	203,974	8,496,346
September 1 to September 30, 2017	75,021	2.54	75,021	8,421,325
Total	680,801	$2.47	680,801

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In each of October 2011, November 2014 and November 2016, our board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. As of September 30, 2017, 19,078,675 shares had been repurchased for $48,568 under the program and 8,421,325 shares remain available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	November 8, 2017	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)