Form 10-K
period 2017-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2018-03-16
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________
Form 10-K
________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
Commission File Number 1-15799
________
LADENBURG THALMANN FINANCIAL SERVICES INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0701248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4400 Biscayne Boulevard, 12th Floor
Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)
(305) 572-4100
(Registrant’s telephone number, including area code)
________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	NYSE American
8.00% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	NYSE American
6.50% Senior Notes due 2027	NYSE American
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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE American on that date) held by non-affiliates of the registrant was approximately $247,728,046.

As of March 9, 2018, there were 200,283,645 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

ii

PART I

ITEM 1.  BUSINESS.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference.

General

We are a diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America (“Securities America”), Triad Advisors (“Triad”), Securities Service Network (“SSN”), Investacorp (“Investacorp”), KMS Financial Services (“KMS”), Ladenburg Thalmann & Co. (“Ladenburg”), Ladenburg Thalmann Asset Management (“LTAM”), Premier Trust ("Premier Trust"), Highland Capital Brokerage (“Highland”) and Ladenburg Thalmann Annuity Insurance Services ("LTAIS"). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

Through our acquisitions of Securities America, Triad, SSN, Investacorp and KMS, we have established a leadership position in the independent advisory and brokerage services industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 4,300 financial advisors located in 50 states, we have become one of the largest independent advisory and brokerage services networks. We believe that we have the opportunity through internal growth, recruiting, and acquisitions to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent advisory and brokerage business with Ladenburg’s traditional investment banking, capital markets, institutional sales and trading and related businesses.

Ladenburg’s legacy investment banking business is generally more volatile and subject to the cycles of the equity capital markets than our independent advisory and brokerage subsidiaries, but historically has enjoyed strong operating margins in periods of good market conditions. Our goal has been to build sufficient scale in our independent advisory and brokerage business, with the accompanying more steady cash flows it can produce, so regardless of capital market conditions, we as a firm can generate significant operating cash flow to create value for our shareholders.

The appealing growth profile of the independent advisory and brokerage business has been a key factor in setting our strategic path. The independent channel plays an important role in providing independent retail advice, financial planning and investment solutions to “Main Street” Americans - “mass affluent” households and individuals, which we define as individuals and households with $100,000 to $1,500,000 in investible assets. We believe that this market is underserved by the wirehouse and regional brokerage firms. As of December 31, 2017, our independent advisory and brokerage business served clients with $162 billion in assets under administration through our approximately 4,300 financial advisors.

The independent advisory and brokerage channel has expanded significantly over the past decade, driven in large part by demographic trends, including the graying of America, the retirement of the baby boomer generation and the expected transfer of retirement assets from 401(k) and group plans to individual retirement accounts ("IRAs"). The increasing responsibility of individuals to plan for their own retirement has created demand for the financial advice provided by financial advisors in the independent channel, who are not tied to a particular firm’s proprietary products. These developments have been occurring against a backdrop of the steady migration of client assets and advisors from the wirehouse, insurance and bank channels to the independent channel.

We operate each of our independent advisory and brokerage firms separately under their own management teams in a network model, which reflects our recognition that each company has its own unique culture and strengths. We believe this is an important part of the glue that helps bind the advisors to the firm. At the same time, we have taken advantage of the scale we have created across the multiple firms by spreading costs in areas that are not directly visible to the advisors and their clients, such as technology, accounting, insurance, procurement and other back office functions.

While we keep each firm separate, we seek to share intellectual capital and best practices among the firms. For instance, we offer Securities America’s industry recognized Next Level practice development tools to our other advisors. Similarly, the advisors in our independent advisory and brokerage services segment have other resources to enhance their practices, including access to Ladenburg’s proprietary research, investment banking and capital markets services, fixed income trading and syndicate products, Premier Trust’s trust services, Highland’s insurance solutions and LTAM’s wealth management solutions.

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

Premier Trust, a Nevada trust company, provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. We acquired Premier Trust to provide our network of independent financial advisors with access to a broad array of trust services. This, together with our Highland acquisition, were important strategic steps in our efforts to meaningfully differentiate our independent advisory and brokerage platform by the breadth of the resources and services we offer to our advisors.

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

Each of Securities America, Triad, SSN, Investacorp, KMS and Ladenburg is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Municipal Securities Rulemaking Board ("MSRB") and is a member of the Securities Investor Protection Corporation ("SIPC"). Highland and LTAIS are subject to regulation by various regulatory bodies, including state attorneys general and insurance departments. Premier Trust is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division.

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

Business Segments

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by our independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities. See Note 19, "Segment Information," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for information regarding revenue, income (loss) before income taxes, EBITDA, as adjusted, identifiable assets, depreciation and amortization, interest, capital expenditures, and non-cash compensation for our three operating segments.

Independent Advisory and Brokerage Services Segment

Overview

Securities America, Triad, SSN, Investacorp and KMS are independent broker-dealers and registered investment advisors, whose independent contractor financial advisors offer advisory and securities brokerage services to their clients, which may include advisor managed accounts, general securities such as equities, fixed income and options, as well as packaged products such as mutual funds and variable and fixed annuities. Revenues generated by our independent advisory and brokerage services segment represented approximately 90%, 91% and 90% of our total revenues for 2017, 2016 and 2015, respectively.

We believe that the financial services industry is experiencing an increase in the percentage of retail client assets held at independent broker-dealers and registered investment advisors as the market share of retail assets declines at large national firms. New independent financial advisors require client and back office support services and access to technology and often affiliate with an independent advisory and brokerage firm. We expect this trend to continue and possibly accelerate in the future. Also, financial advisors at banks and credit unions often affiliate with independent broker-dealers. Securities America’s Financial Institutions Division delivers a diverse selection of investment and insurance products, detailed, hands-on professional development, and a fully integrated technology platform customized to meet the unique reporting needs of financial advisors located within banks and credit unions.

A financial advisor who becomes affiliated with one of our independent advisory and brokerage firms generally establishes his or her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies). The size of each branch office is typically between 1 and 15 advisors, but may be substantially larger. All of a branch’s revenues from advisory services and securities brokerage transactions conducted through our brokerage firms accrue to our brokerage firms. Because an independent financial advisor bears the responsibility for his or her operating expenses, the financial advisor receives a significant percentage of the commissions or advisory fees he or she generates, typically at least 80%. This compares with a payout rate of approximately 30% to 50% to financial advisors working in a traditional wirehouse brokerage setting where the brokerage firm bears substantially all of the sales force costs, including providing employee benefits, office space, sales assistants, telephone service and supplies. The independent advisory and brokerage model permits our independent advisory and brokerage subsidiaries to expand their revenue base and retail distribution network of investment products and services without either the capital expenditures that would be required to open company-owned offices, or the additional administrative and other costs of hiring financial advisors as in-house employees.

An independent financial advisor must possess a sufficient level of business experience to enable the individual to independently operate his or her own office. Insurance agents, financial planners, accountants and other financial professionals, who already provide financial services to their clients, often affiliate with independent advisory and brokerage firms. These professionals then offer financial products and services to their clients through an independent advisory and brokerage firm and earn commissions and fees for these transactions and services. These financial advisors have the ability to structure their own practices and to focus in different areas of the investment business, subject to supervisory procedures as well as compliance with all applicable regulatory requirements.

Many independent financial advisors provide financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account), such transactions may be effected through a brokerage firm, for which such brokerage firm earns either a commission or a fee. Representatives may be permitted to conduct other approved businesses unrelated to their brokerage or advisory activities, such as offering fixed insurance products and accounting, estate planning and tax services, among others.

Each financial advisor is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities or advisory business in which he or she engages, and to register in the various states in which he or she has customers. Each of our independent brokerage firms is responsible for supervising all of its financial advisors wherever they are located. We can incur substantial liability from improper actions of any of these financial advisors. See Item 1A. "Risk Factors - Risks Relating to our Business" below. Our investment advisory representatives conduct their business either through our corporate registered investment advisors ("RIA") or through separate entities ("Hybrid RIAs"). Hybrid RIAs operate under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), or their respective states' investment advisory license rules. Advisory assets for Hybrid RIAs are generally held in custody at various third-party custodial firms and we collect certain administrative fees for value-added services provided. Most advisors associated with Hybrid RIAs carry their brokerage license with one of our independent brokerage firms.

Many of our independent financial advisors are also authorized agents of insurance companies. Our independent advisory and brokerage firms process non-registered insurance business through subsidiaries or sister companies that are licensed insurance brokers, as well as through licensed third-party insurance brokers. We are not an insurance company, and we retain no insurance risk related to insurance or annuity products.

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

Strategy for our Independent Advisory and Brokerage Services Business

We focus on growing our independent advisory and brokerage services business, including the number of financial advisors, revenues and client assets as described below:

•
Provide our advisors with a differentiated independent platform. We believe we have built a meaningfully differentiated platform by offering our independent financial advisors the unique and valued benefits of the "Ladenburg Advantage" -- access to Ladenburg’s wealth management division, capital markets products, investment banking services, proprietary investment research and fixed income trading desk, Highland's insurance solutions, LTAIS' marketing strategies, product expertise and back-office processing for fixed and equity-indexed annuities, and Premier Trust's trust services and planning capabilities.

•
Provide technological solutions to independent financial advisors and home-office employees.  We believe that it is imperative that our independent advisory and brokerage firms possess state-of-the-art technology so their employees and independent financial advisors can effectively transact, facilitate, measure and record business activity in a timely, accurate and efficient manner. By continuing our commitment to provide a highly capable technology platform to process business, we believe our independent advisory and brokerage firms can achieve economies of scale and potentially reduce the need to hire additional back-office personnel. We continue to automate time-consuming processes to assist our advisors in their efforts to improve efficiency and accuracy.

•
Assist financial advisors to expand their business.  Our independent advisory and brokerage firms are aligned with their financial advisors in seeking to increase their revenues and improve efficiency. Each of our independent advisory and brokerage firms undertakes initiatives to assist their financial advisors with client recruitment, education, compliance and product support. Our practice management programs accelerate our advisors' efforts to grow their businesses by providing customized coaching and consulting services, study groups and conferences, educational workshops, publications and web resources and other productivity tools. Our independent advisory and brokerage firms also focus on improving back-office support to allow financial advisors more time to focus on serving their clients, rather than attending to administrative matters.

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

•
Expand our financial advisor base through recruiting and acquisitions.  Each of our independent advisory and brokerage firms actively recruits experienced financial professionals. These efforts are supported by advertising, targeted direct mail and outbound telemarketing. Our independent firms’ recruitment efforts are enhanced by their ability to serve a variety of independent advisor models, including independent financial advisors, registered investment advisors and independent registered investment advisors. Securities America has developed strong expertise in transitioning large groups of financial advisors as part of transactions whereby the firm acquires certain assets of small brokerage firms. Securities America has completed 10 such deals since 2008, including two in 2016, and has developed detailed processes, led by a cross-departmental team of more than 25 people, to transition such groups effectively. We anticipate there will continue to be opportunities to acquire groups of financial advisors through transactions of this type, or otherwise, as increasing compliance costs disproportionately impact smaller brokerage firms and the level of services and resources they can provide to their advisors.

•
Acquire independent advisory and brokerage firms and complementary businesses. We also may pursue the acquisition of other independent advisory and brokerage firms and other complementary businesses. Our ability to realize growth through acquisitions depends, among other things, on the availability of suitable candidates and our ability to successfully negotiate favorable terms. There can be no assurance that we will be able to consummate any such acquisitions. Further, the costs associated with the integration of new businesses and personnel may be greater than anticipated.

Brokerage Business

Each of our independent advisory and brokerage firms provides full support services to its financial advisors, including: access to stock, bond, ETF and options execution; products such as insurance, mutual funds, alternative investments such as non-traded real estate investment trusts, unit trusts and fixed and variable annuities; and research, compliance, supervision, accounting and related services.

An increasing number of clients are electing asset-based advisory fee platforms rather than the traditional commission schedule. Accordingly, our independent advisory and brokerage firms derive a majority of their revenue from advisory fees, rather than commissions charged on variable annuity, mutual fund, equity and fixed income transactions.

Asset Management Business

Our independent advisory and brokerage firms offer various accounts, some of which are managed by our financial advisors, and others that are managed by third parties. The advisor managed accounts offer various account structures, including fee-based and “wrap fee” accounts. For financial advisors who prefer not to act as portfolio managers, third party management options are available. These options employ managers who select diversified, fee-based asset management investment portfolios based on a client’s needs and risk profile. The types of portfolios may include separately managed portfolios, multi-managed accounts, and mutual fund and exchange-traded fund (“ETF”) model portfolios. These portfolios may also include portfolio analytics, performance reporting and position-specific reporting.

Premier Trust

Founded in 2001, Premier Trust is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with more than $1.2 billion in assets under administration at December 31, 2017. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. Working in combination with a client’s legal and other professional advisors, Premier Trust’s professionals assist with every aspect of planning, including income and estate taxes, retirement, succession of the family business, transferring assets to future generations and asset protection.

Ladenburg Segment

Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor, which provides access to:

•	expert wealth management advice;

•	market analysis;

•	due diligence;

•	fund selection and asset allocation; and

•	diversification strategies.
LTAM offers various asset management products utilized by Ladenburg clients, as well as clients of our independent brokerage firms' financial advisors and clients of Premier Trust. LTAM serves as our internal wealth management group and plays an important role in supporting the growth of the advisory businesses at our independent firms. At December 31, 2017, LTAM had approximately $2.5 billion of assets under management and more than 14,500 client accounts.

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

Private Investment Management

The Private Investment Management program allows internal managers, for an annual asset-based fee, to provide portfolio services to clients on a discretionary basis with specific styles of investing .

Retirement Plan Sponsor Services

LTAM provides investment consulting services to sponsors of retirement plans, such as 401(k) plans. These services include: identifying mutual funds and ETFs for the plan sponsor’s review and final selection based on the selection criteria stated in the plan’s investment policy statement; assisting in the planning of, and participating in, enrollment and communication meetings; and providing to the plan sponsor quarterly performance reports of the funds for the purpose of meeting the plan fiduciary’s obligation to monitor plan assets. Certain plan participants also may engage LTAM to manage their plan assets on a discretionary basis.

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

Third-Party Advisory Services

Together with its affiliates, LTAM may also provide advisory services, ranging from proprietary investment solutions to access to professional money managers for the clients of the registered investment advisors of our brokerage subsidiaries.

Ladenburg Thalmann & Co.

Ladenburg is a full-service brokerage firm that provides investment research, investment banking and sales and trading to its corporate and institutional clients and high net-worth individuals.

Investment Research

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department provides research coverage on approximately 174 companies and closed-end funds. Our research department specializes in small- to mid-cap companies in the energy exploration and production, biotechnology, personalized medicine, medical devices, specialty pharmaceutical, healthcare services, medical technology and internet and software services industries; MLPs, BDCs and mortgage and equity REITs; and other companies on a special situations basis. Ladenburg’s research coverage may expand to additional sectors in the future. Ladenburg provides its research on a fee basis to certain institutional accounts and makes it available to the financial advisors at all of our subsidiaries.

Our research department:

•	reviews and analyzes general market conditions and industry groups;

•	issues written reports on companies;

•	furnishes information to retail and institutional customers; and

•	responds to inquiries from customers and advisors.

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

Corporate Finance

Ladenburg's corporate finance group provides capital origination services and merger and acquisition advice primarily to middle-market companies. Ladenburg's investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg's ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the capital markets are not consistently favorable, we expect that Ladenburg will participate in follow-on offerings, CMPOs (confidentially marketed public offerings), registered direct offerings, PIPEs and other private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the CMPO, registered direct and PIPEs areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2017, we participated in 81 underwritten offerings that raised an aggregate of approximately $8.3 billion. In 2017, Ladenburg placed 19 registered direct and PIPE offerings, which raised an aggregate of approximately $424 million for clients in the health-care, biotechnology, energy and other industries. Since 2015, Ladenburg has participated as a manager in 263 offerings, which raised over $25.2 billion.

Ladenburg seeks to capitalize on its distribution network by focusing on yield-oriented equities, which have been attractive to both institutional and retail investors. The yield-oriented equity business has developed in recent years in response to the low interest rate environment.

Our yield-oriented equity bankers focus primarily on three specific areas: mortgage and equity real estate investment trusts (REITs), business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg has become a leader in syndicating these products to institutional investors as well as other retail and independent firms. Since 2015, Ladenburg has participated as a manager in 94 offerings of these products, which raised over $9.8 billion.

Similarly, Ladenburg also has dedicated investment bankers focused on healthcare and biotechnology companies as well as the energy and technology sectors. From 2015 through 2017, Ladenburg participated as a manager in 93 offerings in the healthcare and biotechnology sectors, which raised over $4.7 billion.

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

Ladenburg's fixed income trading desk, Ladenburg Fixed Income (LFIX), works with our financial advisors to develop fixed income solutions for clients based on individualized client needs. We believe LFIX strengthens the value proposition of our brokerage platform and is a natural complement to Ladenburg’s efforts in yield-oriented equities because many of the same companies to which Ladenburg provides investment banking services are also potential fixed income issuers.

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

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our broker-dealer subsidiaries do not hold funds or securities for their customers. Instead, each of Ladenburg, Triad and Investacorp use the services of Fidelity Clearing & Custody Solutions ("Fidelity"), a Fidelity Investments® company, as its clearing agent on a fully disclosed basis. Each of Securities America and SSN use the services of Fidelity and Pershing LLC ("Pershing"), a subsidiary of the Bank of New York Mellon Corporation, as its clearing agents on a fully disclosed basis. KMS uses the services of Pershing as its clearing agent on a fully disclosed basis. The clearing agents process all securities transactions and maintain customer accounts on a fee basis. SIPC coverage protects client accounts up to $500,000 per customer, including up to $250,000 for cash. Each of Fidelity and Pershing also maintains excess securities bonds, “Excess SIPC,” providing additional protection. Clearing agent services include billing, credit control, and receipt, custody and delivery of securities. The clearing agent provides operational support necessary to process, record and maintain securities transactions for the brokerage activities of our broker-dealer subsidiaries. The clearing agent also lends funds to customers of our broker-dealer subsidiaries through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify each clearing agent for losses it may incur on these credit arrangements.

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

LTAIS provides marketing strategies, product expertise and back-office processing for fixed and equity-indexed annuities.

Seasonality and Cyclical Factors

Seasonality generally does not impact our results. Our revenues may be adversely affected by cyclical factors, such as financial market downturns and low interest rates, as well as downturns or recessions in the United States or global economies. These downturns may cause investor concern, which may result in fewer investment banking transactions, lower asset values and less investing by institutional and retail investors, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

Competition

We encounter intense competition in all aspects of our business and compete directly with many other providers of financial services for clients as well as financial advisors. We compete directly with many national and regional full service financial services firms, other independent brokerage firms, investment advisors, discount brokers, brokerage subsidiaries of major commercial bank holding companies, insurance companies and other companies offering financial services in the United States, globally, and through the Internet. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Also, many firms offer discount brokerage services and generally effect transactions at substantially lower commission rates on an “execution only” basis, without offering other services such as financial planning, investment recommendations and research. Moreover, there is substantial commission discounting by full-service brokerage firms competing for institutional and retail brokerage business.

A growing number of brokerage firms offer online trading and web-based financial services, usually with lower levels of service, which has further intensified the competition for retail brokerage customers. Our brokerage subsidiaries currently do not offer any online trading services to their customers, although they offer online account access so their customers can review their account balances and activity. Our brokerage subsidiaries also provide access to a proprietary online wealth management tool.

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

Government Regulation

The securities industry, including our business, is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including FINRA and the MSRB. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern their members and they conduct periodic examinations of member firms’ operations.

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

In April 2016, the DOL issued regulations (the “DOL Rule”) expanding the definition of who is deemed an “investment advice fiduciary” under ERISA, as a result of giving investment advice to a “plan,” “plan participant” or “beneficiary,” as well as under the Internal Revenue Code for IRAs and non-ERISA plans (collectively, “qualified plans”). As a result of adopting a new definition of “fiduciary” under ERISA, the DOL Rule extends fiduciary status to many investment professionals that have not been considered fiduciaries previously and to many activities, including IRA rollovers. A fiduciary is subject to strict duties to act solely in the interests of plan participants and beneficiaries and is personally liable to the ERISA plan for breaches in its discharge of its duties. The DOL Rule became applicable on June 9, 2017.

The DOL Rule also is scheduled to eliminate and amend certain exemptions and implement certain new exemptions, which currently are scheduled to take effect in July 2019. The new exemptions, which the DOL is reviewing and analyzing to determine if changes are appropriate, include the Best Interest Contract exemption (the “BIC Exemption”) and the Principal Transactions in Certain Assets exemption (the “Principal Transactions Exemption”), allowing investment professionals that will become fiduciaries to operate under business models that would otherwise be prohibited, subject to compliance with new conditions. To rely on these exemptions as currently drafted, our broker-dealer subsidiaries would be required to: (i) adopt certain anti-conflict policies and procedures; (ii) provide disclosure of certain information relating to fees, compensation and defined “material conflicts of interest;” (iii) provide a written acknowledgment of fiduciary status; and (iv) for IRAs and non-ERISA plans, enter into an enforceable contract with its client that contains extensive warranties and does not allow exculpatory provisions waiving the client’s rights and remedies, including the right to participate in a class action in court.
Continued regulatory review of the DOL Rule may impact the degree and timing of its effect on our business in ways which cannot now be anticipated and may further impact the products and services offered by our financial advisors.
Qualified accounts, particularly IRA accounts, comprise a significant portion of our business. Accordingly, if the BIC Exemption and the Principal Transactions Exemption take effect in 2019 as drafted, they would negatively impact our results of operations, including the impact of increased legal, compliance, information technology and other costs. Also, we expect to face enhanced legal risks in connection with compliance with the DOL Rule.

Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC may seek to implement a uniform standard of conduct for investment advisers and broker-dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or financial advisors. As a result of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), our financial advisors may in the future become subject to a fiduciary standard of conduct in connection with their broker-dealer activities that is no less stringent than what is currently applied to investment advisers under the Advisers Act. We continue to see enhanced legislative and regulatory interest regarding retirement investing and financial advisors, including proposed rules, regulatory priorities or general discussion around transparency and disclosure in advisor compensation and recruiting, identifying and managing conflicts of interest and enhanced data collection.

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

Net Capital Requirements

Approximately 36% of our total assets at December 31, 2017 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

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

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by the Net Capital Rule and at December 31, 2017, each had a $250,000 minimum net capital requirement. At December 31, 2017, Securities America had regulatory net capital of $8,628,000, Triad had regulatory net capital of $6,935,000, Investacorp had regulatory net capital of $8,777,000, KMS had regulatory net capital of $6,470,000, SSN had regulatory net capital of $6,604,000 and Ladenburg had regulatory net capital of $24,265,000. See Note 5, "Net Capital Requirements," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a discussion of a net capital deficiency at Triad.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholder’s equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2017, Premier Trust had stockholder’s equity of approximately $2,312,000, including at least $250,000 in cash.

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

In the past, Ladenburg has entered into, and from time to time in the future may enter into, temporary subordinated loan arrangements to borrow funds on a short-term basis from our shareholders or a clearing broker to supplement Ladenburg's capital to allow it to facilitate underwriting transactions.

Financial Information about Geographic Areas

We are domiciled in the United States and substantially all of our revenue is attributed to activities in the United States. All of our long-lived assets are located in the United States.

Personnel

At December 31, 2017, we had 1,379 full-time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We incurred significant losses in 2017, 2016, 2015 and in various prior years. We cannot assure you that we will achieve profitability or have positive cash flow on either a quarterly or annual basis. If we are unable to achieve and sustain our profitability, it would have a material adverse effect on our business and results of operations.

We have a significant amount of debt and preferred stock outstanding, which limits cash flow available for operations and may impair our ability to obtain additional financing.

As of December 31, 2017, our total debt was approximately $97 million and we had 17,012,075 shares of Series A Preferred Stock outstanding. Our substantial amount of indebtedness and preferred stock outstanding:

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

We depend on our ability to attract and retain financial advisors and professional employees.

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

Further, if we fail to replace our advisors who retire or fail to assist our retiring advisors with transitioning their practices to existing advisors, or if advisor migration away from wire houses and to independent channels decreases or slows, our business may suffer.

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

Poor performance of the investment products and services recommended or sold to our clients or competitive pressures on pricing of such products and services may have a material adverse effect on our business.

Our advisors' clients control their assets maintained with us. These clients can terminate their relationships, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance, competitive pricing and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. Competitive pricing, including from robo-advisors and higher deposit rates on cash deposits, could adversely impact our business. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

We depend on our senior employees and the loss of their services could harm our business.

Our success is dependent in large part upon the services of our senior executives and employees, including the management of our independent advisory and brokerage subsidiaries. We generally do not maintain, and do not intend to obtain, key man insurance on the life of any executive or employee. If our senior executives or employees terminate their employment with us and we are unable to find suitable replacements in relatively short periods of time, our business and results of operations may be materially and adversely affected.

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

We cannot assure you that we would be able to find alternative clearing arrangements on acceptable terms to us or at all. Also, the loss of a clearing firm could hamper the ability of our subsidiaries to recruit and retain their respective independent financial advisors.

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

Also, regulatory agencies and other industry participants have suggested that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. The DOL, which promulgates rules related to retirement plans, has implemented rules that restrict commissions and fees on qualified retirement accounts, including IRAs, which had a negative effect on our financial results. Any further reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our results of operations. In February 2018, the SEC announced a Share Class Selection Disclosure Initiative, which demonstrates the increased focus on these fees. Certain of our investment advisor subsidiaries have in the past, or may in the future, rebate certain 12b-1 fees to clients and could be subject to additional regulatory actions.

Decreases in client assets or assets under management may decrease our revenues.

The results of operations of our independent advisory and brokerage subsidiaries depend on their level of assets under management and client assets. Assets under management balances are impacted by both the flow of client assets in and out of accounts and changes in market values. Poor investment performance by financial products and financial advisors could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors. A reduction in client assets or assets under management may cause our revenues to decline.

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

Significant interest rate changes or the termination of our cash sweep agreements could affect our profitability and financial condition.

Our revenues are exposed to interest rate risk primarily from changes in fees payable to us from banks participating in cash sweep programs, which are based on prevailing interest rates. Our revenues from our sweep programs are negatively impacted by periods of low interest rates and by clients moving assets out of our cash sweep programs. Revenue from our cash sweep programs also depends on our ability to manage the terms of both our agreements with banks participating in our programs and program fees and interest rates payable to clients.

If our contracts with participants in cash sweep programs are terminated or expire, we may not be able to obtain contracts on similar terms, which would decrease our revenue and profitability. Also, decreases in interest rates or clients moving assets out of our cash sweep programs would decrease our revenue and profitability. We may also be limited in the amount we can reduce interest rates payable to clients in cash sweep programs and still offer a competitive return. A sustained low interest rate environment may negatively impact our ability to negotiate contracts on comparable terms.

A loss of our sponsorship and marketing relationships with financial product manufacturers could harm our relationship with our advisors and affect our financial condition.

We have sponsorship and marketing agreements with certain product manufacturers, including manufacturers of mutual funds, ETFs, and fixed and variable annuity products. If these manufacturers do not renew or decide to terminate these agreements, our ability to serve our advisors and our profitability may be adversely affected.

We may be unable to underwrite securities due to capital limits.

From time to time, our underwriting activities may require that we temporarily receive an infusion of capital for regulatory purposes. This is predicated on the amount of Ladenburg's commitment for each underwriting. In the past, we entered into temporary subordinated loan arrangements with our shareholders or a clearing firm. Should we no longer be able to receive such funding from these sources, and if there are no other viable sources available, it would have an adverse impact on our ability to underwrite offerings, generate profits, recruit financial consultants and retain existing customers.

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

If we are found to have violated any applicable regulation, formal administrative or judicial proceedings may be initiated against us that may result in:

•	censure;

•	fines;

•	civil penalties, including treble damages in the case of insider trading violations;

•	the issuance of cease-and-desist orders;

•	the termination or suspension of our broker-dealer activities;

•	the suspension or disqualification of our officers, employees or financial advisors; or

•	other adverse consequences.

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
Portions of the DOL Rule, which currently are scheduled to take effect in July 2019, would eliminate and amend certain exemptions and implement certain new exemptions. These portions of the DOL Rule could be further delayed or revised.

If not delayed or revised, we expect that the DOL Rule would impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts. Because qualified retirement accounts and IRAs make up a significant portion of our business, we expect that implementation of the remaining portions of the DOL Rule would negatively impact our results, including the impact of increased expenditures related to legal, compliance, information technology and other costs.

Legislative, judicial or regulatory changes to the classification of independent contractors could increase our operating expenses.

From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common law” factors, rather than any definition found in the Internal Revenue Code or Internal Revenue Service (“IRS”) regulations. Each of Securities America, Triad, SSN, Investacorp and KMS classifies its financial advisors as independent contractors for all purposes, including employment tax and employee benefit purposes. We cannot assure you that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of these firms' financial advisors. The costs associated with potential changes, if any, to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition.

Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators.

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. Also, under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2017, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier Trust exceeded its minimum stockholder's equity requirement. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. The regulations also require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid inflation of the broker-dealer’s net capital. The Net Capital Rule requires a broker-dealer to maintain a minimum level of net capital. The particular levels vary depending upon the nature of the activity undertaken by a firm. Compliance with the Net Capital Rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities, including its ability to make markets. Our broker-dealer subsidiaries may not be able to maintain adequate net capital, or their net capital may fall below requirements established by the SEC and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. During the fourth quarter of 2009 and the first quarter of 2016, Triad had a short-term net-capital deficiency. See Note 5, "Net Capital Requirements," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

We expect the growth of our business to come primarily from organic growth, recruiting and through acquisitions. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business, cash flows and results of operations.

Risk Factors Relating to Owning Our Securities

The price of our common stock, Series A Preferred Stock and 6.5% senior notes due 2027 ("senior notes") may fluctuate significantly, and this may make it difficult for you to resell the shares of our stock or notes at prices you find attractive.

The trading price of our common stock, as reported by the NYSE American, has ranged from a low of $2.05 to a high of $3.48 per share for the 52 week period ended December 31, 2017. The trading price of our Series A Preferred Stock, as reported by the NYSE American, has ranged from a low of $23.98 to a high of $25.69 per share for the 52 week period ended December 31, 2017. The trading price of our 6.5% senior notes, as reported by the NYSE American, has ranged from a low of $24.06 to a high of $25.00 for the six-week period ended December 31, 2017. We expect that the market price of our securities will continue to fluctuate significantly.

The market price of our stock and senior notes may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

•	variations in quarterly operating results;

•	general economic and business conditions, including conditions in the securities brokerage and investment banking markets;

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock and senior notes;

•	trading prices of similar securities;

•	the annual yield from dividends on the Series A Preferred Stock and interest on the senior notes as compared to yields on other comparable financial instruments;

•	our announcements of significant contracts, milestones or acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital;

•	additions or departures of key personnel;

•	the initiation or outcome of litigation or arbitration proceedings;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	our level of indebtedness;

•	legislation or regulatory policies, practices or actions;

•	changes in financial estimates by securities analysts; and

•	fluctuations in stock market prices and volume.

Any one of these factors could have an adverse effect on the market price of our common stock, Series A Preferred Stock or senior notes. Also, the stock market in recent years has experienced significant price and volume fluctuations that have materially affected the market prices of equity securities of many companies and that often have been unrelated to such companies’ operating performance. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future. Also, shareholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and divert our management’s time and attention. These factors, among others, could significantly depress the price of our common stock.

Our principal shareholders including our directors and officers control a large percentage of our shares of common stock and can significantly influence our corporate actions.

At March 9, 2018, our named executive officers, directors and their affiliates, beneficially owned approximately 46.76% of our common stock. Accordingly, these individuals and entities can significantly influence most, if not all, of our corporate actions, including the election of directors and the appointment of officers. Also, this ownership of our common stock may make it difficult for a third party to acquire control of us, therefore possibly discouraging third parties from seeking to acquire us. A third party would have to negotiate any possible transactions with these principal shareholders, and their interests may be different from the interests of our other shareholders. This may depress the price of our common stock.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet any existing or future debt service and other obligations, including payment of dividends on our Series A Preferred Stock and interest on our senior notes.

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

At December 31, 2017, we had outstanding 198,563,941 shares of common stock, options and warrants to purchase a total of 32,501,005 shares of common stock and 17,012,075 shares of our Series A Preferred Stock. We are authorized to issue up to 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock and are able to issue a significant number of additional shares without obtaining shareholder approval.

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

We may not continue to pay cash dividends on our common stock.

Although we have declared dividends on our common stock in the past, any future declarations of quarterly dividends are subject to the determination and discretion of our board of directors. Accordingly, if no such future dividends are declared, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any positive return on your investment in our common stock. Net capital requirements imposed on our broker-dealer subsidiaries by the SEC, our obligation to pay dividends on our Series A Preferred Stock, servicing of our indebtedness and any covenants contained in our outstanding debt agreements may restrict our ability to pay dividends on our common stock.

Market interest rates may materially and adversely affect the value of the Series A Preferred Stock and our senior notes.

One of the factors that influences the price of the Series A Preferred Stock and the senior notes is the yield on these securities as a percentage of the market price relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Stock and our senior notes to expect a higher yield (and higher market interest rates would likely increase our borrowing costs). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock and the senior notes to materially decrease.

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

If our common stock is delisted, the ability to transfer or sell our securities may be limited and the market value of our securities will likely be materially adversely affected.

Other than in connection with a Change of Control (as defined in the terms of our Series A Preferred Stock), our Series A Preferred Stock does not contain provisions that are intended to protect a holder if our common stock is delisted from the NYSE American. Since the Series A Preferred Stock has no stated maturity date, holders may be forced to hold shares of our Series A Preferred Stock and receive stated dividends on the Series A Preferred Stock when, as and if authorized by our board of directors and paid by us with no assurance as to ever receiving the liquidation value thereof. Also, if our common stock is delisted from the NYSE American, it is possible that our Series A Preferred Stock and senior notes may be delisted from the NYSE American as well. Accordingly, if our common stock is delisted from the NYSE American, the ability to transfer or sell shares of our common stock, Series A Preferred Stock and senior notes may be limited and the market value of our common stock, Series A Preferred Stock and senior notes will likely be materially adversely affected.

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

Changes in our credit rating, or the credit rating of our senior notes, could adversely affect the market price or liquidity of our senior notes.

Credit rating agencies continually revise their ratings for the companies that they follow, including us. Such ratings are based on a number of factors, including financial strength, as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. Our 6.5% senior notes due 2027 will be rated only by one rating agency, Egan-Jones Ratings Co. A downgrade, suspension or withdrawal in our rating or the rating of our senior notes, or the anticipation of such a change, including any announcement that our rating is under further review for a downgrade, could have an adverse effect on the price of the senior notes. More generally, a negative change or anticipated negative change in our rating could increase our borrowing costs and limit our access to the capital markets. We cannot be sure our credit rating agency will maintain its initial rating on our senior notes.

Our credit rating may not reflect all risks of an investment in our senior notes.

Our credit rating is an assessment by a rating agency of our ability to pay our debts when due. The credit rating may not reflect the potential impact of risks related to structure, market or other factors related to the value of our senior notes. A credit rating is not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137, where we have leased approximately 14,050 square feet of office space. The lessor is Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman of the Board and principal shareholder. Our lease was renewed effective March 2018 and now expires in February 2023.
Ladenburg entered into a sublease for space at 277 Park Avenue, 26th floor, New York, New York 10017 in December 2016, where it subleases approximately 23,000 square feet of office space commencing February 1, 2017 through January 20, 2021. Ladenburg also operates branch offices in leased office space. Such branch offices are located in Melville and Westhampton Beach, New York; Miami, Naples, and Boca Raton, Florida; Boston, Massachusetts; Calabasas and Irvine, California; and Dallas, Texas.
Our independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise. Information regarding the principal executive offices used in our independent advisory and brokerage services segment is listed below:

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
(Dollars in thousands, except share and per share amounts)

Our common stock trades on the NYSE American under the symbol “LTS.” The following table sets forth the high and low sales prices of our common stock for the periods specified:

	2017		2016
Period	High	Low	High	Low
First Quarter	$2.59	$2.05	$2.72	$1.86
Second Quarter	2.82	2.11	2.80	2.25
Third Quarter	2.98	2.21	2.56	2.07
Fourth Quarter	3.48	2.75	2.87	1.63

Our Series A Preferred Stock trades on the NYSE American under the symbol “LTS PrA.”

Holders

At March 9, 2018, there were approximately 3,031 record holders of our common stock.

Common Stock Dividends

In September 2017, the Company began payment of a quarterly cash dividend on its common stock of $0.01 per outstanding share. The Company paid a total of $3,880 of dividends on its common stock during 2017. The payment of future dividends, if any, will be at our board of directors’ discretion after taking into account our financial condition, operating results, anticipated cash needs and any other factors that our board of directors may deem relevant. The net capital requirements imposed on our broker-dealer subsidiaries by the SEC, our obligation to pay dividends on our Series A Preferred Stock, servicing of our indebtedness and any covenants contained in our outstanding debt agreements may also restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the fourth quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2017	96,500	$2.93	96,500	8,324,825
November 1 to November 30, 2017	88,500	3.21	88,500	8,236,325
December 1 to December 31, 2017	86,540	3.20	86,540	8,149,785
Total	271,540	$3.10	271,540

(1)
In March, 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In each of October 2011, November 2014 and November 2016, our board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. As of

December 31, 2017, 19,350,215 shares had been repurchased for $49,411 under the program and 8,149,785 shares remain available for purchase under the program.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2017	2016	2015	2014		2013
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$1,268,152	$1,106,953	$1,152,118	$921,253	(1)	$793,116
Total expenses	1,266,991	1,119,023	1,163,868	911,259		790,591
Income (loss) before item shown below	1,161	(12,070)	(11,750)	9,994		2,525
Change in fair value of contingent consideration	19	(216)	55	12		(121)
Income (loss) before income taxes	1,180	(12,286)	(11,695)	10,006		2,404
Net income (loss)	7,682	(22,311)	(11,213)	33,352		(522)
Per common and equivalent share:
(Loss) income per common share - basic	$(0.13)	$(0.29)	$(0.21)	$0.09		$(0.04)
(Loss) income per common share - diluted	$(0.13)	$(0.29)	$(0.21)	$0.08		$(0.04)
Cash dividend declared per common share	$0.02	$—	$—	$—		$—
Basic weighted average common shares	193,064,550	182,987,850	183,660,993	182,768,494		182,295,476
Diluted weighted average common shares	193,064,550	182,987,850	183,660,993	206,512,437		182,295,476
Balance Sheet Data:
Total assets	$632,025	$546,003	$574,105	$510,758		$360,820
Total liabilities	261,634	183,502	198,074	174,287		167,407
Shareholders’ equity	370,379	362,474	376,002	336,460		193,361
Other Data:
Book value per common share	$1.87	$1.87	$2.06	$1.82		$1.06

(1)	Includes $26,164 of revenue from Highland (acquired July 31, 2014) and $19,840 of revenue from KMS (acquired October 15, 2014).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except share and per share amounts)

Overview

We are a diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America, Triad, SSN, Investacorp, KMS, Ladenburg, LTAM, Highland, LTAIS and Premier Trust. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

Through our acquisitions of Securities America, Triad, SSN, Investacorp and KMS, we have established a leadership position in the independent advisory and brokerage services industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 4,300 financial advisors located in 50 states, we have become one of the largest independent advisory and brokerage services networks. We believe that we have the opportunity through internal growth, recruiting and acquisitions to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent advisory and brokerage business with Ladenburg’s traditional investment banking, capital markets, institutional sales and trading and related businesses.

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by our independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

Recent Developments

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under GAAP, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; (6) allowing for unused alternative minimum tax credit carryovers to be refunded over a period of time or available to offset any future federal tax liabilities; (7) limiting the deductibility of executive compensation under IRC §162(m); and (8) new rules related to foreign operations.
From 2018 to 2021, interest expense will be limited to 30% of taxable income before interest, depreciation and amortization and beginning in 2022, interest expense will be limited to 30% of taxable income before interest. Based on a variety of factors including results from operations, interest rates and outstanding liabilities, we may be subject to a limitation on the deductibility of interest.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying GAAP in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

In connection with our initial analysis of the impact of the TCJA, we have recorded a provisional decrease in our deferred tax assets and liabilities of $3,364 as a result of the reduced federal tax rate of 21%.

Further, we reduced our valuation allowance by $5,248 attributable to (i) deferred tax liabilities associated with indefinite lived intangibles and goodwill that became available as a source of income to offset existing deferred tax assets due to the modifications in the net operating loss carryforwards period and (ii) alternative minimum tax credit carryforwards that are now available to be refundable under the TCJA.

While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, the provisional amounts may change due to a variety of factors, including, among other things, (i) anticipated guidance from the U.S. Department of Treasury about implementing the TCJA, (ii) potential additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board ("FASB") related to the TCJA and (iii) management’s further assessment of the TCJA and related regulatory guidance.  We are not complete in our assessment of the impact of the TCJA on our business and our financial statements.

Preferred Stock and Senior Note Offerings

During the year ended December 31, 2017, we entered into a new equity distribution agreement and sold 1,167,159 shares of our Series A Preferred Stock pursuant to an "at the market" offering, which provided net proceeds of $28,094.

During the fourth quarter of 2017, we also issued $76,569 principal amount of 6.5% senior notes due 2027 ("senior notes"). In the first quarter of 2018, we entered into a note distribution agreement under which we may sell additional senior notes from time to time pursuant to an"at the market" offering.

Common Stock Repurchases

During the year ended December 31, 2017, we repurchased and retired an aggregate of 2,088,460 shares of our common stock for $5,293, including 1,850,215 shares repurchased under our stock repurchase program, representing an average price per share of $2.53.

Common Stock Dividend

On August 8, 2017, our board of directors initiated a quarterly cash dividend of $0.01 per share on outstanding shares of our common stock, with $1,928 paid in September 2017 and $1,952 paid in December 2017. Also, our board of directors has declared a common stock dividend of $0.01 per share payable in March 2018.

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

During the three years ended December 31, 2017, in connection with acquisitions, we incurred $20,000 of indebtedness related to acquisitions, of which $15,194 was outstanding as of December 31, 2017.

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

Each of our broker-dealer subsidiaries introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for our broker-dealer subsidiaries' proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $74, $57 and $11 for the years ended December 31, 2017, 2016 and 2015, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer or investment adviser, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $6,902 at December 31, 2017 and $4,396 at December 31, 2016 for potential losses. See Note 13, "Commitments and Contingencies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. However, in the past we have been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

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

The FASB has issued authoritative accounting guidance that defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. The guidance clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability.

Valuation of Deferred Tax Assets.  We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax liability as of December 31, 2017, which consists principally of the tax benefit of net operating loss carryforwards, compensation charges related to equity instruments and deferred compensation liabilities, offset by intangible assets and goodwill, amounted to $2,968. Each reporting period, we assess the realizability of our deferred tax assets to determine if the deductible temporary differences will be utilized on a more-likely-than-not basis.  In making this determination, we assess all available positive and negative evidence to determine if our existing deferred tax assets are realizable on a more-likely-than-not basis.  Significant weight is given to positive and negative evidence that is objectively verifiable. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on our generation of sufficient taxable income within the available net operating loss carryforward periods to utilize the deductible temporary differences.

Generally concluding that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Accordingly, the Company continues to maintain a valuation against its net deferred tax assets as they are not realizable on a more likely-than-not basis with the exception of Alternative Minimum Tax Credit carryforwards.See Note 11, "Income Taxes," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

Accounting Standards Not Yet Effective

Revenue from Contracts with Customers: Topic 606

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and it is now effective for annual reporting periods beginning after December 15, 2017. We will adopt the provisions of this guidance on January 1, 2018 using the modified retrospective approach. As a result of our adoption, certain of our revenue recognition policies will change, and we will recognize certain new assets and liabilities with a net effect of increasing our retained earnings at January 1, 2018. See “Recent Accounting Pronouncements” in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for details on the financial impact of adopting the standard.

The adoption of ASU 2014-09 will, among other things, impact the recognition of revenue in both our independent advisory and brokerage services and insurance brokerage segments. Historically, we have generally recognized advisory fee revenue on a gross basis based on the fees charged by the registered advisors to their clients. Commencing in 2018, with the adoption of ASU 2014-09, we will no longer recognize revenue on a gross basis where the clients’ assets are held at a Hybrid RIA, which has primary client fiduciary duty under the Investment Advisors Act. In those circumstances, we will recognize the associated advisory revenues on a net basis (after deducting the advisor’s compensation). We also collect certain administrative fees for value-added services provided to Hybrid RIAs. Accordingly, we anticipate reported advisory revenue may be materially reduced in future periods as a result of the adoption of ASU 2014-09, and that future reported advisory revenue growth may lag behind the overall growth rate of advisory assets.

At our insurance brokerage segment, the adoption of ASU 2014-09 will likely result in a material increase in reported insurance commission revenues. Historically, commissions on insurance policies were recognized on a gross or net basis based on how the commissions were received from the insurance carrier.

Where the carrier paid us the full commission, and we remitted to the independent producer its portion of the commission, the gross amount of the commission was recognized by us. However, as was more frequently the case, where the carrier paid the independent producer directly and remitted to us only our portion of the commission, we recorded the commission revenue on a net basis (after giving effect to the payment to the producer). With the adoption of ASU 2014-09, we will report all insurance commission revenue on a gross basis, regardless of the method of payment by the carrier.

Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements include our accounts and the accounts of Ladenburg, Investacorp, Triad, Premier Trust, Securities America, Highland, KMS, SSN, LTAIS (since May 2017) and our other wholly-owned subsidiaries.

The following table includes a reconciliation of net income (loss) attributable to the Company as reported to EBITDA, as adjusted:

	Year Ended December 31,
	2017		2016		2015
Total revenues	$1,268,152		$1,106,953		$1,152,118
Total expenses	1,266,991		1,119,023		1,163,868
Income (loss) before income taxes	1,180		(12,286)		(11,695)
Net income (loss) attributable to the Company	7,697		(22,269)		(11,151)
Reconciliation of net income (loss) attributable to the Company to EBITDA, as adjusted:
Net income (loss) attributable to the Company	7,697		(22,269)		(11,151)
Less:
Interest income	(506)		(672)		(254)
Change in fair value of contingent consideration	(19)		216		(55)
Add:
Loss on extinguishment of debt	—		—		252
Interest expense	2,710		4,262		5,169
Income tax (benefit) expense	(6,502)		10,025		(482)
Depreciation and amortization	28,835		28,334		27,077
Non-cash compensation expense	5,539		5,311		8,759
Amortization of retention and forgivable loans	7,396		5,472		9,238
Financial advisor recruiting expense	5,721		1,882		2,387
Acquisition-related expense	3,469		1,357		940	(4)
Other	1,661	(1)	1,853	(2)	2,165	(3)
EBITDA, as adjusted	$56,001		$35,771		$44,045

(1) Includes loss on severance costs of $525, excise and franchise tax expense of $594 and compensation expense that may be paid in stock of $559 for the twelve months ended December 31, 2017.

(2) Includes loss on severance costs of $755, excise and franchise tax expense of $508 and compensation expense that may be paid in stock of $586 for the twelve months ended December 31, 2016.

(3) Includes loss on write-off of receivable from subtenant of $855, compensation expense that may be paid in stock of $532, rent expense due to default by subtenant of $468 and excise and franchise tax expense of $310 for the twelve months ended December 31, 2015.

(4) Includes $409 for acquisition-related expense that was previously included in professional services expense and other expense for the twelve months ended December 31, 2015.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance cost and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as acquisition-related expense, amortization of retention and forgivable loans and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

We have three operating segments. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by our independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and LTAIS. which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

	Year Ended December 31,
	2017	2016	2015
Revenues:
Independent advisory and brokerage services	$1,140,380	$1,003,282	$1,035,365
Ladenburg	66,680	49,425	61,841
Insurance Brokerage	57,132	50,483	49,573
Corporate	3,960	3,763	5,339
Total revenues	$1,268,152	$1,106,953	$1,152,118

Income (loss) before income taxes:
Independent advisory and brokerage services	$19,858	$15,071	$7,735
Ladenburg	6,346	(3,674)	3,095
Insurance Brokerage	(5,338)	(6,074)	(6,701)
Corporate (1)	(19,686)	(17,609)	(15,824)
Total income (loss) before income taxes	$1,180	$(12,286)	$(11,695)

EBITDA, as adjusted (2)
Independent advisory and brokerage services	$59,756	$47,977	$46,462
Ladenburg	8,115	(1,676)	6,052
Insurance Brokerage	2,698	2,255	1,170
Corporate	(14,568)	(12,785)	(9,639)
Total EBITDA, as adjusted	$56,001	$35,771	$44,045

(1)	Includes interest expense, compensation, professional fees and other general administrative expenses.

(2)
See Note 19, "Segment Information," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a reconciliation of income (loss) before income taxes to EBITDA, as adjusted.

Year ended December 31, 2017 compared to year ended December 31, 2016

For the fiscal year ended December 31, 2017, we had net income attributable to the Company of $7,697 as compared to net loss attributable to the Company of $22,269 for the fiscal year ended December 31, 2016, primarily due to an increase in revenue of $161,199 and a $16,527 decrease in income tax expense. The revenue increase of $161,199 (15%) was partially offset by a $147,968 (13%) increase in total expenses.

Total revenues for 2017 increased by $161,199 (15%) from 2016. Total revenues for 2017 were impacted by increases in advisory fees of $96,794, commissions of $25,956, investment banking revenue of $21,000, interest and dividends of $14,793, service fees and other income of $2,546 and principal transactions of $110. Our independent advisory and brokerage services segment revenues increased by $137,098 (14%) from 2016 mainly driven by an increase in advisory fees, commissions, interest and dividends and service fees and other income.

Our Ladenburg segment revenues increased by $17,255 (35%) from 2016 as a result of higher investment banking revenue due to an increase in equity capital raising and financial advisory services as compared to 2016. Our insurance brokerage segment revenues increased by $6,649 (13%) in 2017 as compared to the prior year, primarily driven by increased commissions from institutional accounts.

Total expenses for 2017 increased by $147,968 (13%) from 2016, primarily due to an increase in revenue. The increase in commission and fees expense is directly correlated with the increase in advisory fees and commissions revenue in our independent advisory and brokerage services segment. Total expenses for 2017 included increases in commissions and fees expense of $110,430, compensation and benefits expense of $18,752, other expense of $7,981, professional services expense of $5,504, brokerage, communication and clearance fee expense of $2,405, acquisition-related expense of $2,112, amortization of retention and forgivable loans of $1,924, depreciation and amortization expense of $501 and non-cash compensation of $228. This increase was partially offset by a decrease in interest expense of $1,552 and rent and occupancy expense, net of sublease revenue, of $317.

The $25,956 (5%) increase in commissions revenue for 2017 as compared to 2016 was primarily attributable to an increase in sales of variable annuities and mutual fund products, partially offset by lower sales of alternative investments. Our independent advisory and brokerage services segment commissions revenue increased by $22,524 (5%) in 2017 from 2016. Our Ladenburg segment commissions revenue decreased by $3,200 (22%) due to a decrease in salespersons and our insurance brokerage segment commissions revenue increased by $6,632 (14%) in 2017 as compared to the prior year.

The $96,794 (21%) increase in advisory fees revenue in 2017 as compared to 2016 was primarily attributable to a $97,573 increase in our independent advisory and brokerage services segment, due to improved market conditions and higher average advisory assets, partly offset by a decrease of $803 in our Ladenburg segment. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. As of December 31, 2017, our advisory assets increased by 26% as compared to December 31, 2016. Total advisory assets under management at December 31, 2017 were approximately $72,600,000 as compared to $57,800,000 at December 31, 2016. We expect that future advisory services revenue growth may lag behind the growth rate of advisory assets due to the lower fees we will recognize in future periods on assets held by Hybrid RIAs due to a change in accounting rules with respect to revenue recognition effective January 1, 2018. See Note 2, "Summary of Significant Account Policies, Recent Accounting Pronouncements," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a discussion of the expected impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers, on future advisory fees revenue.

The $21,000 (83%) increase in investment banking revenue for 2017 as compared to 2016 was primarily driven by a $17,967 increase in capital raising revenue and a $3,033 increase in strategic advisory services revenue. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $39,003 for the fiscal year ended December 31, 2017 as compared to $21,036 for the prior year, resulting from a significant increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $7,450 for 2017 as compared to $4,417 for 2016.

The $110 (15%) increase in principal transactions revenue in 2017 as compared to 2016 was driven by our independent advisory and brokerage services segment which increased by $178, due to an increase in the market value of the firm's investments and gains incurred upon liquidation of other investments, offset by a decrease in our Ladenburg segment of $68.

The $14,793 (144%) increase in interest and dividends revenue for 2017 as compared to 2016 was driven by increased revenue from our cash sweep programs. Interest revenue from our cash sweep programs was $22,129 for the year ended December 31, 2017, as compared to $7,985 for the prior year, reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. We implemented new cash sweep programs in the first quarter of 2018 for eligible advised IRA accounts. We expect the implementation of these programs will result in an increase in interest and dividends revenue for 2018 assuming constant asset levels. At December 31, 2017, cash balances included in client assets were approximately $4,468,000, including approximately $4,138,000 participating in our cash sweep programs. See Item 1A. "Risk Factors - Risk Factors Relating to Our Business - Significant interest rate changes or the termination of our cash sweep agreements could affect our profitability and financial condition" above in this annual report on Form 10-K.

The $2,546 (3%) increase in service fees and other income in 2017 as compared to 2016 was primarily driven by an increase of $2,689 in our independent advisory and brokerage services segment, primarily due to increases in conference revenue of $4,160, other financial advisor affiliation fees and client fees of $3,987 and deferred compensation investment revenue of $1,676, partially offset by a decrease in trading services and fees of $7,111.

During 2017, we further implemented initiatives that increased service fees and other income, including our enterprise-wide strategic product partner program.

The $110,430 (14%) increase in commissions and fees expense for 2017 as compared to 2016 was directly correlated with the increase in advisory fees and commissions revenue in our independent advisory and brokerage services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase because our representatives earn higher compensation based on the higher revenues produced.

The $18,752 (12%) increase in compensation and benefits expense for 2017 as compared to 2016 was attributable to an increase of $6,918 in our independent advisory and brokerage services segment, as headcount grew 8% from the prior year, and an increase of $8,103 in our Ladenburg segment due to higher revenues. Compensation and benefits expense in our insurance brokerage segment and corporate segment increased by $1,456 and $2,275, respectively, due to business expansion.

The $228 (4%) increase in non-cash compensation expense for 2017 as compared to 2016 was primarily attributable to an increase in our corporate segment of $173 and our Ladenburg segment of $92.

The $2,405 (15%) increase in brokerage, communication and clearance fees expense for 2017 as compared to 2016 was driven by an increase of $2,769 in our our independent advisory and brokerage services segment due to decreased levels of clearing credits in the 2017 period. This was partially offset by a decrease of $497 in our Ladenburg segment due to lower transaction-based revenues as compared to the prior-year period.

The $317 (3%) decrease in rent and occupancy expense, net of sublease revenue, for 2017 as compared to 2016 was attributable to decreases of $69 in our independent advisory and brokerage services segment, $293 in our Ladenburg segment and $8 in our insurance brokerage segment, partly offset by an increase of $53 in our corporate segment. We expect higher expenses in 2018 due to the increase in the base rate for Securities America's headquarters office.

The $5,504 (39%) increase in professional services expense for 2017 as compared to 2016 was attributable to increases at our independent advisory and brokerage services segment of $5,580, our corporate segment of $264 and our insurance brokerage segment of $54, mainly driven by higher recruiting fees at Securities America, increased legal fees and independent contractor expenses, partly offset by a decrease in our Ladenburg segment of $394.

The $1,552 (36%) decrease in interest expense for 2017 as compared to 2016 resulted from a decreased average debt balance and lower interest rates. Our average outstanding debt balance was approximately $35,416 for 2017, as compared to $48,025 for 2016. The average interest rate was 6.0% for 2017 as compared to 7.2% for 2016. Our outstanding debt balance as of December 31, 2017 included $6,738, $2,055 and $6,400 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively. We expect higher interest expense in 2018 due to the issuance of our 6.5% senior notes due 2027.

The $501 (2%) increase in depreciation and amortization expense for 2017 as compared to 2016 was mainly due to an increase of $1,049 in our independent advisory and brokerage services segment, partially offset by a decrease of $198 in our Ladenburg segment and $320 in our insurance brokerage segment.

The $2,112 (156%) increase in acquisition-related expense for 2017 as compared to 2016 was due to higher expenses in our independent advisory and brokerage services segment of $2,112 related to recruitment of large groups of advisors in 2017.

The $1,924 (35%) increase in amortization of retention and forgivable loans for 2017 as compared to 2016 was driven by increased loan balances at our independent advisory and brokerage services segment.

The $7,981 (12%) increase in other expense in 2017 as compared to 2016 was primarily driven by increases at our independent advisory and brokerage services segment of $7,751.

The total increase in other expense was attributable to increases in legal settlement and in bad debt expenses of $1,613, deferred compensation plan expense of $1,399, financial advisor recruiting expenses of $1,051, office expense of $624, conference expense of $582, software and equipment expense of $518, travel and entertainment expense of $431, licenses and registrations of $257, stock and bond error of $112, firm insurance of $95 and charitable contribution expense of $67.

Our Ladenburg segment experienced an increase of $635 in other expense and other expense in our insurance brokerage segment increased by $306, partially offset by a decrease at our Corporate segment of $712.

We had an income tax benefit of $6,502 in 2017 as compared to an income tax expense of $10,025 in 2016. See Note 11, "Income Taxes," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Year ended December 31, 2016 compared to year ended December 31, 2015

For the fiscal year ended December 31, 2016, we had a net loss attributable to the Company of $22,269 as compared to net loss attributable to the Company of $11,151 for the fiscal year ended December 31, 2015, primarily due to a $10,507 increase in income tax expense. Net loss attributable to the Company in 2016 was also impacted by decreased commissions and marketing revenues from sales of alternative investments, variable annuities and mutual fund products in our independent advisory and brokerage services segment and a decline of $11,979 in equity capital raising for small and mid-cap public companies in our Ladenburg segment, which has higher margins than our other segments. Net loss attributable to the Company also increased due to additional expenses in 2016 related to business expansion, technology investment and preparation for compliance with the DOL Rule. See Item 1. "Business - Government Regulation" above for a discussion of the DOL Rule and possible effects on our business.

Total revenues for 2016 decreased by $45,165 (4%) from 2015. Total revenues for 2016 were impacted by decreases in commissions of $48,660 and investment banking revenue of $9,692. This decrease in total revenues was partially offset by increases in interest and dividends of $6,414, service fees and other income of $4,579, advisory fees of $2,049 and principal transactions of $145. Our independent advisory and brokerage services segment revenues decreased by $32,083 (3%) from 2015 mainly driven by a decline in commissions, as discussed below. Our Ladenburg segment revenues decreased by $12,416 (20%) from 2015 as a result of lower investment banking revenue due to a continued decline in equity capital raising as compared to 2015. Our insurance brokerage segment revenues increased by $910 (2%) in 2016 as compared to the prior year, primarily driven by increased commissions from institutional accounts.

Total expenses for 2016 decreased by $44,845 (4%) from 2015, primarily due to the decline in revenue and reflecting expense reduction efforts. Total expenses for 2016 included decreases in commissions and fees expense of $39,842, brokerage, communication and clearance fee expense of $5,008, amortization of retention and forgivable loans of $3,766, non-cash compensation of $3,448, interest expense of $907, rent and occupancy expense, net of sublease revenue, of $124, loss on extinguishment of debt of $252 and professional services expense of $30. The decreased 2016 total expenses described above were partially offset by increases in compensation and benefits expense of $2,806, other expense of $4,052, depreciation and amortization expense of $1,257, acquisition-related expense of $417 and professional services expense of $30. Notwithstanding the overall decrease in expenses, we incurred additional expenses in 2016 related to business expansion, technology investment and preparation for compliance with the DOL Rule.

The $48,660 (9%) decrease in commissions revenue for 2016 as compared to 2015 was primarily attributable to an industry-wide decline in sales of alternative investments, variable annuities and mutual fund products resulting from volatile markets, investor uncertainty in the low interest rate environment and the impact of the DOL Rule. Our independent advisory and brokerage services segment commissions revenue decreased by $44,437 (9%) in 2016 from 2015. Our Ladenburg segment commissions revenue decreased by $2,974 (17%) and our insurance brokerage segment commissions revenue decreased by $1,249 (3%) in 2016 as compared to the prior year.

The $2,049 (0.4%) increase in advisory fees revenue in 2016 as compared to 2015 was primarily attributable to a $3,023 increase in our independent advisory and brokerage services segment, due to improved market conditions and higher average advisory assets, partly offset by a decrease of $887 in our Ladenburg segment. Advisory fee revenue for a particular period is primarily affected by the level of advisory assets and market conditions. As of December 31, 2016, our advisory assets increased by 15% as compared to December 31, 2015. Total advisory assets under management at December 31, 2016 were approximately $57,800,000 as compared to $50,100,000 at December 31, 2015.

The $9,692 (28%) decrease in investment banking revenue for 2016 as compared to 2015 was primarily driven by a $11,979 decrease in capital raising revenue, partially offset by a $2,286 increase in strategic advisory services revenue. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $21,036 for 2016 as compared to $33,015 for the prior year, resulting from a significant decline in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue increased by $2,286 to $4,417 for 2016 as compared to $2,131 for 2015.

The $145 (24%) increase in principal transactions revenue in 2016 as compared to 2015 was driven by our independent advisory and brokerage services and Ladenburg segments, which increased by $99 (39%) and $46 (5%), respectively, due to an increase in the market value of the firm's investments and gains incurred upon liquidation of other investments.

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

The $4,579 (5%) increase in service fees and other income in 2016 as compared to 2015 was primarily driven by an increase of $3,541 in our independent advisory and brokerage services segment, primarily due to increases in affiliation fees of $1,194, errors and omissions insurance revenue of $1,165 and trading related fees of $789. During 2016, we implemented initiatives that we anticipate will increase service fees and other income, including the initial implementation of an enterprise-wide strategic product partner program.

The $39,842 (5%) decrease in commissions and fees expense for 2016 as compared to 2015 was directly correlated with the decrease in advisory fee and commission revenue in our independent advisory and brokerage services segment. Commissions and fees expense comprises compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease because our representatives earn reduced compensation based on the lower revenues produced.

The $2,806 (2%) increase in compensation and benefits expense for 2016 as compared to 2015 was attributable to an increase of $5,903 in our independent advisory and brokerage services segment, as headcount grew 5% from the prior year, partially offset by a decrease of $4,737 in our Ladenburg segment due to lower revenues. Compensation and benefits expense in our insurance brokerage segment increased by $326 due to higher revenues.

The $3,448 (39%) decrease in non-cash compensation expense for 2016 as compared to 2015 was primarily attributable to a decrease of $2,809 in expense related to stock option grants made to Securities America financial advisors in connection with the 2011 acquisition, caused by the change in fair value of our common stock which became fully vested in the fourth quarter of 2015. Compensation expense for share-based awards granted to independent financial advisors is measured at their vesting date fair value. The compensation expense recognized each period is based on the awards' estimated value at the most recent reporting date. We use a Black-Scholes model to estimate fair value, which uses volatility, price and interest inputs. Also, we estimate a forfeiture rate based on historical experience.

The $5,008 (24%) decrease in brokerage, communication and clearance fees expense for 2016 as compared to 2015 was driven by a decrease of $5,510 in our our independent advisory and brokerage services segment, primarily due to renegotiated clearing agreements at our subsidiaries including the receipt of clearing credits by one of our subsidiaries. This was partially offset by an increase of $570 in our Ladenburg segment due to a clearing credit received in the prior year.

The $124 (1%) decrease in rent and occupancy expense, net of sublease revenue, for 2016 as compared to 2015 was attributable to decreases of $46 in our independent advisory and brokerage services segment, $283 in our Ladenburg segment and $10 in our insurance brokerage segment, partly offset by an increase of $216 in our corporate segment.

The $30 (0.2%) decrease in professional services expense for 2016 as compared to 2015 was attributable to decreases at our insurance brokerage segment of $252 and our Ladenburg segment of $218 partially offset by increases in our corporate segment of $109 and our independent advisory brokerage services segment of $331.

The $907 (18%) decrease in interest expense for 2016 as compared to 2015 resulted from decreased average debt balances. An average debt balance of approximately $48,025 was outstanding for 2016, as compared to an average debt balance outstanding of approximately $61,948 for 2015. The average interest rate was 7.2% in 2016 and 2015. For the twelve months ended December 31, 2016, our average debt balance declined due to the October 2016 cancellation of promissory notes in the aggregate balance of $17,976, the remaining principal amount, of our 11% notes due 2016, which were used to finance our 2011 acquisition of Securities America. Such cancellation was consideration for the exercise price of certain warrants. Our outstanding debt balance as of December 31, 2016 included $6,738, $4,073 and $11,421 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $1,257 (5%) increase in depreciation and amortization expense for 2016 as compared to 2015 was mainly due to an increase of $1,033 in our independent advisory and brokerage services segment primarily due to new technology enhancements and amortization of intangible assets related to acquisitions made in 2016 and $212 in our insurance brokerage segment.

The $417 (44%) increase in acquisition-related expense for 2016 as compared to 2015 was due to higher expenses in our independent advisory and brokerage services segment of $945 related to certain asset acquisitions by Securities America in 2016 offset by a decrease in our corporate segment of $528.

The $3,766 (41%) decrease in amortization of retention and forgivable loans for 2016 as compared to 2015 was due primarily to a reduction in our independent advisory and brokerages services segment as a majority of the retention loans granted to financial advisors from the acquisition of Securities America in 2011 matured in November 2015.

The $4,052 (7%) increase in other expense in 2016 as compared to 2015 was primarily driven by increases at our independent advisory and brokerage services segment of $6,112, driven by increases in bad debt, error and legal settlement expense of $3,812, deferred compensation plan expense of $654, travel and entertainment expense of $629, insurance expense of $422, dues, license and registration expense of $82 and financial advisor recruiting expenses $65, partially offset by decreases in other office expense $253 and advertising $241. Our Ladenburg segment experienced a decrease of $1,225, primarily driven by decreases in bad debt, errors and settlements expense of $603, travel and entertainment expense of $521 and other office expenses of $345. Other expense in our insurance brokerage and corporate segments also decreased by $637 and $198, respectively, as compared to 2015.

We had an income tax expense of $10,025 in 2016 as compared to an income tax benefit of $482 in 2015. In 2016, our income tax provision is attributable to an increase in our valuation allowance.

Liquidity and Capital Resources

Approximately 36% and 27% of our total assets at December 31, 2017 and December 31, 2016, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity.

Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Below is a summary of changes in our cash flow (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$16,215	$14,246	$19,319
Investing activities	(9,824)	(11,229)	(28,211)
Financing activities	66,782	(22,764)	24,482
Net increase (decrease) in cash and cash equivalents	$73,173	$(19,747)	$15,590
Cash and cash equivalents, beginning of period	98,930	118,677	103,087
Cash and cash equivalents, end of period	$172,103	$98,930	$118,677

Cash provided by operating activities for 2017 was $16,215, which primarily consisted of our net income of $7,682 adjusted for non-cash expenses, increases in accrued compensation and increases in commissions and fees payable, partially offset by increases in notes receivable from financial advisors, increases in receivables from clearing brokers, increases in other receivables, increases from cash surrender value of life insurance and increases from receivables from other broker-dealers. In 2016, cash provided by operating activities was $14,246, which primarily consisted of our net loss of $22,311 adjusted for non-cash expenses, decreases in accrued compensation, decreases in securities owned at fair value, decreases in receivables from clearing brokers and other broker-dealers and decreases in other assets, partially offset by increases in commissions and fees payable, increases in cash surrender value of life insurance, increases in accounts payable and accrued liabilities and increases in notes receivable from financial advisors. During 2017, we have experienced a significant growth in the level of recruitment of independent financial advisors, and our subsidiaries issued approximately $27,000 of notes receivable to newly-recruited financial advisors to assist in the transition process.  At December 31, 2017, we had committed to fund, primarily in the first quarter of 2018, approximately an additional $13,000 of notes receivable to newly-recruited financial advisors. These notes are generally forgivable over a five-to-seven year period subject to certain restrictions.

Investing activities used $9,824 in 2017, primarily due to the purchase of furniture, equipment and leasehold improvements of $9,896. In 2016, investing activities used $11,229, primarily due to the purchase of furniture, equipment and leasehold improvements of $7,132, the acquisition of certain assets of Wall Street Financial Group for $1,192 and the acquisition of certain assets of Foothill Securities for $2,905.

Financing activities provided $66,782 in 2017, primarily due to the issuance of our 6.5% senior notes due November 2027 of $73,197, the issuance of Series A Preferred Stock under an "at the market" offering of $28,095, the issuance of common stock upon option exercises and under our employee stock purchase plan of $9,066 and borrowings under a term loan of $8,000, partially offset by payment of $32,482 in dividends on our Series A Preferred Stock, payment of $3,880 in dividends on our common stock, $9,031 in payments of outstanding indebtedness, and $5,293 used for common stock repurchases. The debt payments of $9,031 included a $5,021 repayment of outstanding notes related to the SSN acquisition and a $2,018 repayment of outstanding notes related to the KMS acquisition, and $1,992 in bank loans and revolver payments. Financing activities used $22,764 in 2016, primarily due to the payment of $30,438 of dividends on our Series A Preferred Stock, $14,749 used for common stock repurchases and $7,516 in payments of outstanding indebtedness that included a $4,935 repayment of outstanding notes related to the SSN acquisition, a $1,981 repayment of outstanding notes related to the KMS acquisition and a $600 repayment of a subordinated note payable to an officer of KMS. This was partially offset by $27,580 from the issuance of Series A Preferred Stock under an "at the market" offering and $3,061 from the issuance of common stock upon option exercises and under our employee stock purchase plan.

Operating Capital Requirements

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement.  Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2017, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $8,628, Triad $6,935, Investacorp $8,777, KMS $6,470, SSN $6,604 and Ladenburg $24,265. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At December 31, 2017, Premier Trust had stockholders’ equity of $2,312, including at least $250 in cash.

Sources of Liquidity

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. We believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2018.

We entered into an equity distribution agreement under which we may sell up to 8,000,000 shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During 2017, we sold 1,167,159 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided us with total gross proceeds of $29,052 before deducting the commission paid to unaffiliated sales agents and offering expenses aggregating $958. At December 31, 2017, we had 6,832,841shares of Series A Preferred Stock remaining available for sale under such equity distribution agreement.

In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of our 6.5% senior notes due 2027 in an “at the market” offering under Rule 415 under the Securities Act.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either December 31, 2017 or December 31, 2016. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends on our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of December 31, 2017.

Debt

In connection with the Securities America acquisition, we entered into a senior loan agreement with various lenders, under which the lenders loaned us $160,700, a portion of which we used to fund the acquisition. We refer to this loan as the November 2011 Loan. Interest on this loan was payable quarterly at 11% per year. In connection with this loan, we issued to the lenders warrants to purchase an aggregate of 10,713,332 shares of our common stock, at $1.68 per share, which was the closing price of our common stock on the acquisition closing date. On October 26, 2016, holders of these warrants to purchase an aggregate of 10,699,999 shares of our common stock exercised such warrants in full. Each holder paid the exercise price by cancellation of indebtedness represented by the remaining balance of the promissory note held by such lender. Accordingly, promissory notes with an aggregate remaining outstanding balance of $17,976 were canceled and no indebtedness related to the November 2011 Loan remains outstanding. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. The lenders under the November 2011 Loan included Frost Nevada Investments Trust, an affiliate of our chairman of the board and principal shareholder, Dr. Phillip Frost, M.D., and Vector Group Ltd., a principal shareholder.

On November 4, 2011, National Financial Services LLC (“NFS”), which is now known as Fidelity Clearing & Custody Solutions ("Fidelity"), provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan is forgiven in seven equal yearly installments of $2,143 through November 2018. Interest payments due with respect to each such year are forgiven if the annual clearing revenue targets are met. We continue to expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012, 2013, 2014, 2015, 2016 and 2017 resulting in the forgiveness of $2,143 of the aggregate principal amount of the loan in November of each period. Upon meeting annual revenue targets, principal and interest, respectively, of $2,143 and $295 in 2017, $2,143 and $408 in 2016 and $2,143 and $525 in 2015 were forgiven and included in other income. Principal and interest, respectively, of $1,786 and $94, were also forgiven and included in other income in 2015 in connection with a prior forgivable loan with NFS.

The 2011 forgivable loan agreement contains other covenants including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of our $40,000 revolving credit agreement prior to its current maturity. The 2011 forgivable loan agreement is secured by our, but not our subsidiaries’, deposits and accounts held at Fidelity or its affiliates. Upon the occurrence of an event of default, the outstanding principal and interest under the 2011 forgivable loan agreement may be accelerated and become due and payable.

If the clearing agreements between Fidelity and certain of our broker-dealer subsidiaries are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand. The clearing agreements contain customary termination provisions. Fidelity is permitted to terminate such agreements following certain termination events, including, but not limited to, our breach of such agreements that is not cured within any applicable time periods. The Fidelity loans are conditioned upon the continuation of the clearing agreements with Fidelity and any termination of the clearing agreements by Fidelity prior to the loan maturity date would require us to repay any outstanding amounts under the Fidelity loans. In November 2017, we amended our 2011 forgivable loan agreement with Fidelity to confirm the annual clearing revenue target for 2017 had been satisfied and to permit the incurrence of certain additional indebtedness.

On July 31, 2014, we acquired HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. At December 31, 2017, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding. Accrued interest on the promissory notes is payable quarterly on the 15th of October, January, April and July. The promissory notes may be prepaid. Payment of the principal and all accrued and unpaid interest under the promissory notes may be accelerated upon the occurrence of customary events of default, including the failure to make payments when due and the commencement of bankruptcy or similar proceedings.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we issued $8,000 principal amount of promissory notes. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At December 31, 2017, the outstanding balance of these notes, net of $98 discount, amounted to $1,958.

On January 2, 2015, we acquired SSN and issued $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC pursuant to a stock pledge agreement. At December 31, 2017, the outstanding balance of these notes, net of $326 discount and $40 debt issue costs, amounted to $6,034.

On November 21, 2017, we sold $72,500 principal amount of our 6.5% senior notes due in November 2027. Interest on the notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2017. We may redeem the notes in whole or in part on or after November 30, 2020, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. As of December 12, 2017, the underwriters exercised their option to purchase an additional $3,906 principal amount of the notes, net of discounts of $163. In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional notes in an "at the market" offering. In connection with the offering of senior notes, certain members of management and our Board of Directors purchased $10,400 of the senior notes offered by us.

On November 6, 2013, Securities America entered into a loan agreement (the "SA Loan Agreement") with a third-party financial institution for (i) a term loan in the aggregate principal amount of approximately $1,709 and (ii) a revolving credit facility. The term loan bore interest at 5.5%, and was re-paid in full in May 2017. At December 31, 2016, $153 was outstanding under this term loan. Revolving loans bore interest at 5.5% per annum over a 5-year term. At December 31, 2017 and 2016, respectively, $216 and $620 were outstanding under the revolving credit facility. On April 21, 2017, the SA Loan Agreement was amended to modify the interest rate for new revolving loans to prime plus 2.25%. The SA Loan Agreement was also amended to provide for an additional term loan in the aggregate principal amount of $8,000, subject to certain conditions. This $8,000 term loan bears interest at 5.75%, and matures on May 1, 2020. At December 31, 2017, $6,563 was outstanding under this term loan. The loans are collateralized by Securities America's assets. The SA Loan Agreement contains certain affirmative and negative covenants, including covenants regarding Securities America's client asset levels and number of financial advisors.

Stock Repurchases

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In each of October 2011, November 2014 and November 2016, the board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. Since inception through December 31, 2017, 19,350,215 shares of common stock have been repurchased for $49,411 under the program, including 1,850,215 shares repurchased for $4,721 in 2017. In the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan, and intend to adopt similar plans periodically in the future, to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods.

Lease Agreements

At December 31, 2017, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $73,617 through January 2032, exclusive of escalation charges.

In connection with a new office lease dated March 28, 2016, Securities America has exercised an option to lease additional office space, which has not been constructed, for 12 years and would require the payment of an estimated average annual rent of $2,000, subject to certain adjustments. We currently expect that this lease would commence in 2020 upon the completion of the construction.

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

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2017 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Revolving credit agreement with affiliate of our principal shareholder (1)	$—	$—	$—	$—	$—
Notes payable to clearing firm under forgivable loans (2)	2,284	2,284	—	—	—
Operating leases (3)	73,617	7,632	16,311	13,105	36,569
Deferred compensation plan (4)	19,617	908	6,348	2,885	9,476
Note payable under subsidiary's term loan with bank (5)	7,052	2,918	4,134	—	—
Notes payable under subsidiary's revolver with bank (6)	228	136	92	—	—
Notes payable to Highland's former shareholders (7)	7,686	676	7,010	—	—
Notes payable to KMS' former shareholders (8)	2,077	2,077	—	—	—
Notes payable to SSN's former shareholders (9)	6,478	5,187	1,291	—	—
Senior notes (10)	125,924	4,977	9,954	9,954	101,039
Total	$244,963	$26,795	$45,140	$25,944	$147,084

(1)
The revolving credit agreement has an August 25, 2021 maturity date and bears interest at a rate of 11% per annum, payable quarterly. Assumes no payments of principal prior to maturity. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(2)
The 2011 Fidelity forgivable loan ($2,143 at December 31, 2017) bears interest at the federal funds rate plus 6% per annum and is payable in seven annual installments if not forgiven. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(3)
Includes lease obligation of approximately $24,000 related to a twelve-year lease for a new office building to be built for Securities America. This lease obligation commences upon the completion of the construction of such building, which is currently estimated to be in 2020. Also includes $2,727 for the Miami office space which was renewed in March 2018 and excludes sublease revenues of $109. See Note 13, "Commitments and Contingencies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(4)	See Note 10, "Deferred Compensation Plan," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(5)
Note bears interest at 5.75% and is payable in monthly installments until the maturity date of May 1, 2020. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

(10)
Senior notes bear interest at 6.5% per annum and mature on November 30, 2027. Interest will be paid quarterly in arrears. See Note 12, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 15, 2018, beginning on page F-1 of this report which are incorporated by reference in this Item 8.

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2017.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2017 as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ladenburg Thalmann Financial Services Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ladenburg Thalmann Financial Services Inc.’s (the “Company") internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
March 15, 2018

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1):  Index to 2017 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 15, 2018, appear beginning on page F-1 of this report.

(a)(2):  Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3):  Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
2.1	Stock Purchase Agreement, dated as of September 21, 2014, by and among the Company, Securities Service Network, Inc., Renaissance Capital Corporation and the shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	V	2.2
2.2	Stock Purchase Agreement, dated as of August 8, 2014 by and among the Company, KMS Financial Services, Inc. and the shareholders of KMS Financial Services, Inc.	U	2.1
2.3	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	K	2.1
3.1	Articles of Incorporation.	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999.	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006.	C	3.1
3.4	Articles of Amendment to the Articles of Incorporation, dated May 9, 2013.	O	3.1
3.5	Articles of Amendment to the Articles of Incorporation, dated May 21, 2013.	P	3.6
3.6	Articles of Amendment to the Articles of Incorporation, dated June 20, 2013.	Q	3.1
3.7	Articles of Amendment to the Articles of Incorporation, dated June 9, 2014.	R	3.1
3.8	Articles of Amendment to the Articles of Incorporation, dated June 25, 2014.	T	3.1
3.9	Articles of Amendment to the Articles of Incorporation, dated November 20, 2014.	W	3.1
3.10	Articles of Amendment to the Articles of Incorporation, dated May 20, 2015.	AA	3.1
3.11	Articles of Amendment to the Articles of Incorporation, dated May 18, 2016.	CC	3.1
3.12	Articles of Amendment to the Articles of Incorporation, dated May 18, 2017.	DD	3.1
3.13	Amended and Restated Bylaws.	D	3.2

4.1	Form of common stock certificate.	A	4.1
4.2	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate.	P	4.1
4.3	Form of Non-Negotiable Promissory Note, dated as of October 15, 2014, issued to the former shareholders of KMS Financial Services, Inc.	U	4.1
4.4	Form of Non-Negotiable Promissory Note (Balance Note), dated as of January 2, 2015, issued to the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	X	4.2
4.5	Indenture, dated as of November 21, 2017, between the Company and U.S. Bank National Association, as Trustee.	FF	4.1
4.6	First Supplemental Indenture, dated as of November 21, 2017, between the Company and U.S. Bank National Association, as Trustee.	FF	4.2
4.7	Form of 6.50% Senior Note due 2027 (included as Exhibit A to Exhibit 4.6 above)	FF	4.2
10.1	Amended and Restated 1999 Performance Equity Plan.*	E	4.1
10.2	Ladenburg Thalmann Financial Services Inc. Amended and Restated 2009 Incentive Compensation Plan.*	S	Exhibit A
10.3	Ladenburg Thalmann Financial Services Inc. Amended and Restated Qualified Employee Stock Purchase Plan.*	F	Appendix A
10.4	Office Lease dated March 30, 2007 between Ladenburg Thalmann & Co., Inc. and Frost Real Estate Holdings, LLC.	G	10.1
10.5	Amendment and Lease Extension Agreement, dated as of March 8, 2013, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	N	10.1
10.6	3rd Amendment and Lease Extension Agreement, dated as of March 1, 2018, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	II	10.1
10.7	Letter Agreement, dated February 26, 2014, between the Company and Vector Group Ltd.	H	10.1
10.8	Employment Agreement, dated as of January 20, 2015, between the Company and Mark Zeitchick.*	Y	10.2
10.9	Employment Agreement, dated as of January 20, 2015, between the Company and Richard Lampen.*	Y	10.1
10.10	Employment Letter, dated as of January 30, 2013, by and between the Company and Joseph Giovanniello, Jr. *	M	10.1
10.11	Employment Letter, dated as of February 8, 2008, between the Company and Brett Kaufman.*	I	10.1
10.12	Employment Agreement, dated as of January 16, 2018, between the Company and Adam Malamed.*	GG	10.1
10.13	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	J	10.1
10.14	Credit Agreement, dated as of November 8, 2017, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto.	EE	10.1
10.15	Forgivable Loan Agreement, dated as of November 4, 2011, between the Company and National Financial Services LLC. (Certain portions of this agreement have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.)	L	10.33

10.16	Equity Distribution Agreement, dated May 22, 2017, between the Company and Jefferies LLC, as representative of the Sales Agents listed on Schedule I thereto.	DD	1.1
10.17	Stock Pledge Agreement, dated as of January 2, 2015, between the Company and Wade Wilkinson and David Michael Coffey, as representatives of the former shareholders of Securities Service Network, Inc. and Renaissance Capital Corporation.	X	10.1
10.18	Form of Restricted Stock Award Agreement.*	Z	10.4
10.19	Amendment and Lease Extension Agreement, dated as of February 22, 2016, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	BB	10.1
10.20	Note Distribution Agreement, dated as of February 15, 2018, between the Company and Ladenburg Thalmann & Co. Inc., as representative of the agents named therein.	HH	1.1
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charge, and Ratios of Earnings to Combined Fixed Charge and Preferred Stock Dividends*	**
21	List of Subsidiaries	**	—
23.1	Consent of EisnerAmper LLP	**	—
24	Power of Attorney	***	—

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
101.INS	XBRL Instance Document	**	—
101.SCH	XBRL Taxonomy Extension Schema	**	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	**	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**	—

*	Management Compensation Contract

**	Filed herewith

***	Contained on the signature page hereto

****	Furnished herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Registration statement on Form S-8 (File No. 333-139254).

F.	Definitive proxy statement filed with the SEC on August 27, 2012 relating to the annual meeting of shareholders held on September 28, 2012.

G.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

H.	Current report on Form 8-K, dated February 26, 2014 and filed with the SEC on February 28, 2014.

I.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

J.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.

K.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.

L.	Annual report on Form 10-K, for the year ended December 31, 2011.

M.	Current report on Form 8-K, dated January 30, 2013 and filed with the SEC on February 4, 2013.

N.	Current report on Form 8-K, dated March 8, 2013 and filed with the SEC on March 8, 2013.

O.	Current report on Form 8-K, dated May 9, 2013 and filed with the SEC on May 15, 2013.

P.	Registration statement on Form 8-A, filed with the SEC on May 24, 2013.

Q.	Current report on Form 8-K, dated June 24, 2013 and filed with the SEC on June 25, 2013.

R.	Current report on Form 8-K, dated June 12, 2014 and filed with the SEC on June 13, 2014.

S.	Definitive proxy statement filed with the SEC on May 19, 2014 relating to the annual meeting of shareholders held on June 25, 2014.

T.	Current report on Form 8-K, dated June 25, 2014 and filed with the SEC on June 27, 2014.

U.	Current report on Form 8-K, dated October 15, 2014 and filed with the SEC on October 16, 2014.

V.	Quarterly report on Form 10-Q for the quarter ended September 30, 2014.

W.	Current report on Form 8-K, dated November 21, 2014 and filed with the SEC on November 21, 2014.

X.	Current report on Form 8-K, dated January 2, 2015 and filed with the SEC on January 6, 2015.

Y.	Current report on Form 8-K, dated January 20, 2015 and filed with the SEC on January 23, 2015.

Z.	Quarterly report on Form 10-Q for the quarter ended March 31, 2015.

AA.	Current report on Form 8-K, dated May 22, 2015 and filed with the SEC on May 22, 2015.

BB.	Current report on Form 8-K, dated February 22, 2016 and filed with the SEC on February 26, 2016.

CC.	Current report on Form 8-K, dated May 18, 2016 and filed with the SEC on May 20, 2016.

DD.	Current report on Form 8-K, dated May 22, 2017 and filed with the SEC on May 22, 2017.

EE.	Current report on Form 8-K, dated November 8, 2017 and filed with the SEC on November 9, 2017.

FF.	Current report on Form 8-K, dated November 21, 2017 and filed with the SEC on November 21, 2017.

GG.	Current report on Form 8-K, dated January 16, 2018 and filed with the SEC on January 22, 2018.

HH.	Current report on Form 8-K, dated February 15, 2018 and filed with the SEC on February 16, 2018.

II.	Current report on Form 8-K, dated February 28, 2018 and filed with the SEC on March 6, 2018.

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)
Dated: March 15, 2018
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2018.

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

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

ITEMS 8 and 15(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ladenburg Thalmann Financial Services Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2002.

EISNERAMPER LLP
New York, New York
March 15, 2018

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$172,103	$98,930
Securities owned, at fair value	3,881	3,543
Receivables from clearing brokers	48,543	41,492
Receivables from other broker-dealers	2,822	853
Notes receivable from financial advisors, net	46,778	32,611
Other receivables, net	60,707	54,634
Fixed assets, net	23,621	21,253
Restricted assets	760	1,011
Intangible assets, net	103,611	124,938
Goodwill	124,210	124,031
Cash surrender value of life insurance	12,711	10,210
Other assets	32,278	32,497

Total assets	$632,025	$546,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$231	$382
Accrued compensation	33,343	26,299
Commissions and fees payable	67,221	60,594
Accounts payable and accrued liabilities	40,478	39,876
Deferred rent	2,151	1,764
Deferred income taxes	2,968	10,642
Deferred compensation liability	18,161	17,247
Accrued interest	232	281
Notes payable, net of unamortized discount of$424 and $872 in 2017 and 2016, respectively, and net of debt issuance costs of $3,412 and $0 in 2017 and 2016, respectively.	96,849	26,417
Total liabilities	261,634	183,502

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 50,000,000 shares: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2017 and 17,290,000 shares in 2016; shares issued and outstanding 17,012,075 in 2017 and 15,844,916 in 2016 (liquidation preference $425,302 in 2017 and $396,123 in 2016)	2	1
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2017 and 2016; shares issued and outstanding, 198,583,941 in 2017 and 194,057,738 in 2016	20	19
Additional paid-in capital	520,135	519,879
Accumulated deficit	(149,778)	(157,425)

Total shareholders’ equity of the Company	370,379	362,474

Noncontrolling interest	12	27

Total shareholders' equity	370,391	362,501

Total liabilities and shareholders' equity	$632,025	$546,003
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Commissions	$535,979	$510,023	$558,683
Advisory fees	560,930	464,136	462,087
Investment banking	46,453	25,453	35,145
Principal transactions	857	747	602
Interest and dividends	25,049	10,256	3,842
Service fees and other income	98,884	96,338	91,759
Total revenues	1,268,152	1,106,953	1,152,118
Expenses:
Commissions and fees	928,430	818,000	857,842
Compensation and benefits	171,344	152,592	149,786
Non-cash compensation	5,539	5,311	8,759
Brokerage, communication and clearance fees	18,124	15,719	20,727
Rent and occupancy, net of sublease revenue	9,356	9,673	9,797
Professional services	19,630	14,126	14,156
Interest	2,710	4,262	5,169
Depreciation and amortization	28,835	28,334	27,077
Acquisition-related expenses	3,469	1,357	940
Loss on extinguishment of debt	—	—	252
Amortization of retention and forgivable loans	7,396	5,472	9,238
Other	72,158	64,177	60,125
Total expenses	1,266,991	1,119,023	1,163,868
Income (loss) before item shown below	1,161	(12,070)	(11,750)
Change in fair value of contingent consideration	19	(216)	55
Income (loss) before income taxes	1,180	(12,286)	(11,695)
Income tax (benefit) expense	(6,502)	10,025	(482)
Net income (loss)	7,682	(22,311)	(11,213)
Net loss attributable to noncontrolling interest	(15)	(42)	(62)
Net income (loss) attributable to the Company	$7,697	$(22,269)	$(11,151)
Dividends declared on preferred stock	(32,482)	(30,438)	(28,108)
Net loss available to common shareholders	$(24,785)	$(52,707)	$(39,259)
Net loss per share available to common shareholders (basic)	$(0.13)	$(0.29)	$(0.21)
Net loss per share available to common shareholders (diluted)	$(0.13)	$(0.29)	$(0.21)

Weighted average common shares used in computation of per share data:
Basic	193,064,550	182,987,850	183,660,993
Diluted	193,064,550	182,987,850	183,660,993

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance - December 31, 2014	11,096,231	$1	184,968,487	$18	$460,446	$(124,005)	$11	$336,471
Issuance of common stock under employee stock purchase plan	—	—	192,978	—	545	—		545
Exercise of stock options	—	—	1,194,425	—	1,471	—	—	1,471
Exercise of warrants, net of 196,518 shares tendered in payment of exercise price	—	—	449,482	—	—	—	—	—
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	3,183	—	—	3,183
Stock-based compensation to employees	—	—	—	—	5,576	—	—	5,576
Issuance of restricted stock	—	—	1,206,081	1	—	—	—	1
Repurchase and retirement of common stock	—	—	(5,673,415)	—	(16,355)	—	—	(16,355)
Third party investment in noncontrolling interest	—	—	—	—	—	—	80	80
Preferred stock issued, net of underwriting discount and expense of $1,972	3,586,790	—	—	—	84,380	—	—	84,380
Preferred stock dividends declared and paid	—	—	—	—	(28,108)	—	—	(28,108)
Net loss	—	—	—	—	—	(11,151)	(62)	(11,213)
Balance - December 31, 2015	14,683,021	$1	182,338,038	$19	$511,138	$(135,156)	$29	$376,031
Issuance of common stock under employee stock purchase plan	—	—	210,330	—	481	—	—	481
Exercise of stock options, net of 1,129,195 shares tendered in payment of exercise price	—	—	3,920,950	—	2,580	—	—	2,580

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY - (Continued)
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Exercise of warrants, net of 846,789 shares tendered in payment of exercise price	—	—	12,389,544	—	17,976	—	—	17,976
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	50	—	—	50
Stock-based compensation to employees	—	—	—	—	5,261	—	—	5,261
Issuance of restricted stock	—	—	1,331,000	—	—	—	—	—
Repurchase and retirement of common stock, including 901,691 shares surrendered for tax withholding of $2,038	—	—	(6,132,124)	—	(14,749)	—	—	(14,749)
Third party investment in noncontrolling interest	—	—	—	—	—	—	40	40
Preferred stock issued, net of underwriting discount and expense of $723	1,161,895	—	—	—	27,580	—	—	27,580
Preferred stock dividends declared and paid	—	—	—	—	(30,438)	—	—	(30,438)
Net loss	—	—	—	—	—	(22,269)	(42)	(22,311)
Balance - December 31, 2016	15,844,916	$1	194,057,738	$19	$519,879	$(157,425)	$27	$362,501
Issuance of common stock under employee stock purchase plan	—	—	167,016	—	420	—	—	420
Exercise of stock options, net of 1,715,019 shares tendered in payment of exercise price	—	—	2,661,647	1	4,825	—	—	4,826
Exercise of warrants	—	—	2,000,000	—	3,820	—	—	3,820

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY - (Continued)
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	57	—	—	57
Stock-based compensation to employees	—	—	—	—	5,482	—	—	5,482
Issuance of restricted stock	—	—	1,791,000	—	—	—	—	—
Restricted stock forfeitures	—	—	(5,000)	—	—	—	—	—
Repurchase and retirement of common stock, including 218,587 shares surrendered for taxes and expenses and 19,658 shares tendered in payment of exercise price	—	—	(2,088,460)	—	(5,293)	—	—	(5,293)
Repurchase of option award for cash	—	—	—	—	(850)	—	—	(850)
Preferred stock issued, net of underwriting discount and expense of $958	1,167,159	1	—	—	28,094	—	—	28,095
Preferred stock dividends declared and paid	—	—	—	—	(32,482)	—	—	(32,482)
Commons stock dividends declared and paid	—	—	—	—	(3,880)	—	—	(3,880)
Cumulative effect of adoption of ASU 2016-09 (Note 1)					63	(50)		13
Net income	—	—	—	—	—	7,697	(15)	7,682
Balance - December 31, 2017	17,012,075	$2	198,583,941	$20	$520,135	$(149,778)	$12	$370,391

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income (loss)	$7,682	$(22,311)	$(11,213)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Change in fair value of contingent consideration	(19)	216	(55)
Adjustment to deferred rent	387	213	37
Amortization of intangible assets	21,327	20,703	20,650
Depreciation and other amortization	7,508	7,631	6,427
Loss on extinguishment of debt	—	—	252
Amortization of debt discount	449	620	666
Amortization of debt issue cost	41	253	376
Amortization of retention and forgivable loans	7,396	5,472	9,238
Deferred income taxes	(7,662)	9,096	(400)
Benefit attributable to reduction of goodwill	—	—	78
Non-cash interest expense on forgivable loan	24	43	21
Gain on forgiveness of accrued interest under forgivable loans	(295)	(408)	(619)
Gain on forgiveness of principal of note payable under forgivable loans	(2,143)	(2,143)	(3,928)
Non-cash compensation expense	5,539	5,311	8,759
Loss on write-off of receivable from subtenant	—	—	855
Loss on write-off of furniture, fixtures and leasehold improvements, net	21	1	9

(Increase) decrease in operating assets, net of effects of acquisitions:
Securities owned, at fair value	(338)	536	1,989
Receivables from clearing brokers	(7,051)	2,974	(5,076)
Receivables from other broker-dealers	(1,969)	1,297	(362)
Other receivables, net	(6,073)	(6,070)	19
Notes receivable from financial advisors, net	(21,563)	(11,116)	(9,828)
Cash surrender value of life insurance	(2,501)	(963)	1,172
Other assets	219	1,191	(5,381)

Increase (decrease) in operating liabilities, net of effects of acquisitions:
Securities sold, but not yet purchased, at fair value	(151)	144	8
Accrued compensation	7,044	(2,816)	5,632
Accrued interest	222	(177)	292
Commissions and fees payable	6,627	599	2,139
Deferred compensation liability	914	36	(429)
Accounts payable and accrued liabilities	580	3,914	(2,009)
Net cash provided by operating activities	16,215	14,246	19,319

Cash flows from investing activities:
Acquisition of SSN, net of cash received	—	—	(16,919)
Other business acquisitions	(179)	(4,097)	(2,603)
Purchases of fixed assets	(9,896)	(7,132)	(8,298)
Decrease (increase) in restricted assets	251	—	(391)
Net cash used in investing activities	(9,824)	(11,229)	(28,211)

Cash flows from financing activities:
Issuance of Series A preferred stock	28,095	27,580	84,380
Issuance of common stock	9,066	3,061	2,016
Series A preferred stock dividends paid	(32,482)	(30,438)	(28,108)
Common stock dividends paid	(3,880)	—	—
Repurchases and retirement of common stock	(5,293)	(14,749)	(16,355)
Repurchase of stock option award for cash	(850)	—	—
Additional issuance costs related to SSN notes	(40)	—	—
Issuance of senior notes	73,197	—	—
Borrowings on term loan	8,000	—	—
Principal repayments on notes payable	(7,039)	(7,516)	(17,639)
Principal (repayments) borrowings under a revolving credit facility, net	—	(114)	495
Bank loan and revolver repayments	(1,992)	(628)	(387)
Third party investment in subsidiary	—	40	80
Net cash provided (used in) by financing activities	66,782	(22,764)	24,482
Net increase (decrease) in cash and cash equivalents	73,173	(19,747)	15,590
Cash and cash equivalents, beginning of period	98,930	118,677	103,087
Cash and cash equivalents, end of period	$172,103	$98,930	$118,677

Supplemental cash flow information:
Interest paid	$1,974	$3,523	$3,807
Taxes paid	1,487	1,036	2,313

Acquisition of SSN:
Assets acquired	$—	$—	$61,759
Liabilities assumed	—	—	(14,472)
Net assets acquired	—	—	47,287
Due to selling shareholders	—	—	(3,590)
Promissory note	—	—	(18,697)
Cash paid in acquisition	—	—	25,000
Cash acquired in acquisition	—	—	(8,081)
Net cash paid in acquisition	$—	$—	$16,919
Acquisition of Dalton:
Assets acquired	$—	$—	$2,689
Payable to seller	—	—	(589)
Net cash paid in acquisition	$—	$—	$2,100
Acquisition of Select:
Assets acquired	$—	$—	$2,019
Payable to seller	—	—	(1,516)
Net cash paid in acquisition	$—	$—	$503
Acquisition of Wall Street Financial Group:
Assets acquired	$—	$3,468	—
Payable to seller	—	(2,276)	—
Net cash paid in acquisition	$—	$1,192	$—
Acquisition of Foothill Securities Inc:
Assets acquired	$—	$5,571	—
Payable to seller	(179)	(2,666)	—
Net cash paid in acquisition	$(179)	$2,905	$—

Non-cash financing activities:
Cancellation of promissory notes as consideration for exercise price of warrants	—	$17,976	—

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.    Description of Business

Ladenburg Thalmann Financial Services Inc. (the “Company”or "LTS") is a holding company. Its principal operating subsidiaries are Securities America (“Securities America”), Triad Advisors (“Triad”), Securities Service Network (“SSN”), Investacorp (“Investacorp”), KMS Financial Services (“KMS”), Ladenburg Thalmann & Co. (“Ladenburg”), Ladenburg Thalmann Asset Management (“LTAM”), Premier Trust ("Premier Trust"), Highland Capital Brokerage (“Highland”) and Ladenburg Thalmann Annuity Insurance Services ("LTAIS").

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly- owned, except for one subsidiary organized in 2013, which is 80% owned, after elimination of all significant intercompany balances and transactions.

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

Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2017 and 2016 consist of money market funds which are carried at fair value of $30,030 and $43,484, respectively. Fair value is based on quoted prices in active markets (Level 1).

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

As a result of adopting ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018, the Company will amend its accounting policies on the recognition and presentation of certain revenues and related expenses. See “Recent Accounting Pronouncements” for further information.

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

Compensation expense for share-based awards granted to independent contractors is measured at their vesting date fair value. The compensation expense recognized each period prior to vesting is based on the awards' estimated value at the most recent reporting date.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (the “Standard”), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. The FASB has subsequently issued several amendments, including deferral of the effective date until January 1, 2018, clarification of principal versus agent considerations, narrow scope improvements and other technical corrections. The Standard also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Standard, including clarifying amendments, became effective for fiscal years and interim periods within those years, beginning after December 15, 2017, with early adoption permitted.

Amongst other things, the guidance provides for (i) determining whether revenue should be recognized at a point in time or over time, which replaces the previous distinction between goods and services, (ii) identifies distinct performance obligations, accounting for contract modifications and accounting for the time value of money and (iii) new, increased requirements for disclosure of revenue in the financial statements. Furthermore, the standard specifies how to account for the incremental costs of obtaining a contract and the costs directly associated with fulfilling a contract. Provided these costs are expected to be recovered, such costs will be capitalized, subsequently amortized over the useful life of customers and tested for impairment.

The Company will adopt the provisions of this guidance on January 1, 2018, using the modified retrospective approach, with a cumulative-effect adjustment of approximately $29,344 increase to opening retained earnings. The impact of adoption is primarily related to the following areas:

Gross vs. Net Reporting of Revenues - The presentation of revenues in the statement of operations on a gross basis or net of commissions earned by third party advisors and brokers, as follows: (a) presentation of a portion of advisory services revenue on a net basis which have historically been reported on a gross basis; and (b) presentation of a portion of insurance commissions revenue on a gross basis which have historically been reported on a net basis. While the Company’s total revenue is expected to be reduced by these changes prospectively, there will be offsetting impact to reduce operating expenses and no impact to operating profit.

Renewal Commissions - The timing of revenue recognized for commissions on future renewals of insurance policies sold will be accelerated, as these future commissions represent variable consideration under the Standard and are required to be estimated and included in the transaction price, subject to the constraint. This change of accounting resulted in the recognition of a renewal commission receivable asset of approximately $58,788 and a corresponding renewal commission payable liability for the payments owed to the Company’s brokers of approximately $29,395, a removal of the previous net intangible of approximately $23,645 and an increase to opening retained earnings of approximately $5,748.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Contract Origination Costs - The Company will capitalize certain incremental costs to obtain a customer contract or portfolio of customer contracts which have historically been recorded as a period expense. Recruitment fees consist primarily of fees paid to third party recruiters and compensation paid to employees for successful recruiting of financial advisors to join the Company’s independent advisory and brokerage services firms. Notes receivable from financial advisors consist of loans provided to newly recruited financial advisors to assist in the transition process, which are forgiven over a multi-year period subject to certain restrictions. Each of these costs is deferred and amortized over the estimated customer relationship period, which ranges from 6 to 10 years. This change of accounting resulted in the recognition of a contract asset and an increase to opening retained earnings of approximately $23,516.

Contract Fulfillment Costs - The Company’s investment banking business includes underwriting services under contingent fee arrangements. Revenue and direct costs, except for a portion of employee compensation, associated with the underwriting service contract are deferred until the transaction is completed. If an underwritten securities transaction is not completed, the deferred costs are expensed. Effective January 1, 2018, the Company will include direct costs of the dedicated underwriting personnel in the determination of contract fulfillment costs required to be deferred under the Standard and recognized along with the associated revenue upon satisfaction of the performance obligation, subject to a recoverability assessment. Since the Company’s underwriting contracts are generally very short-term in duration, the recoverability assessment does not require a significant degree of estimation. This change of accounting resulted in the recognition of a contract asset and an increase to opening retained earnings of approximately $80.

The adoption of the Standard is not expected to have other material impacts on the Company’s consolidated results of operations and financial condition.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in the first quarter of 2017. Prior to adoption of ASU 2016-009, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the tax benefit related to the excluded windfall deductions for federal and state purposes was approximately $4,458. Upon adoption of ASU 2016-09, the Company recognized the tax benefit related to the excluded windfall deductions as a deferred tax asset with a corresponding offset of $4,446 to valuation allowance. In regards to the forfeiture policy election, the Company is not continuing to estimate the number of awards expected to be forfeited, rather the Company will elect to account for forfeitures as they occur. As of December 31, 2016, additional compensation cost related to the elimination of estimated forfeitures was $63, net of estimated tax benefit of $12, which is reflected in the statement of changes in shareholders' equity. No other terms of the adopted guidance resulted in an impact on the Company's consolidated financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for the Company's fiscal year beginning January 1, 2018. Early adoption is permitted. The standard requires application using a retrospective transition method. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 became effective for transactions beginning in the first quarter of 2017 and is being applied prospectively. The adoption of ASU 2017-01 did not have any impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and applies prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The Company has not elected to early adopt ASU 2017-04. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

3.    Acquisitions

SSN

On January 2, 2015, the Company acquired the capital stock of SSN and an affiliated company, Renaissance Capital Corporation ("RCC"). SSN is an independent registered investment advisor, broker-dealer, and insurance agency based in Knoxville, TN. RCC is a corporation that owns fixed assets leased to SSN. The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in 16 equal quarterly installments of principal and interest (valued at $18,697 based on the imputed interest rate of 5.10%). The promissory notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. The Company paid approximately $3,590 subsequent to the closing date, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the closing date of the acquisition exceeded a targeted amount. Legal and other related acquisition costs of approximately $51 and $523 were incurred and charged to expenses in 2015 and 2014, respectively.

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

The Company has elected under Section 338 of the Internal Revenue Code to treat the acquisition as an asset acquisition and, accordingly, goodwill will be deductible for income tax purposes over 15 years. Goodwill was assigned to the independent advisory and brokerage services segment.

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

Other

In September 2016, Securities America Financial Corporation ("SAFC"), which is the parent of Securities America, purchased certain assets of Wall Street Financial Group, Inc. ("Wall Street"), which was deemed to be a business acquisition. Relationships with certain registered representatives and investment advisor representatives including their client accounts were acquired. The consideration for the transaction was $3,468, consisting of cash of $1,192 and contingent consideration having a fair value of $2,276, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out.

The liability was valued using a Monte Carlo simulation based option pricing model. The fair value measurement of the earn-out, which relates to the three-year period following closing, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $3,070 to identifiable intangibles and $398 to goodwill.

In December 2016, SAFC purchased certain assets of Foothill Securities, Inc. ("Foothill"), which was deemed to be a business acquisition. Relationships with certain registered representatives and investment advisor representatives including their client accounts were acquired. The consideration for the transaction was $5,571, consisting of cash of $2,905 and contingent consideration having a fair value of $2,666, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out.

The liability was valued using a Monte Carlo simulation based option pricing model. The fair value measurement of the earn-out, which relates to the three-year period following closing, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $4,640 to identifiable intangibles and $931 to goodwill.

In July 2015, Highland purchased certain assets of the insurance brokerage business of Select Brokerage Services Inc. ("Select"), which was deemed to be a business acquisition. The consideration for the transaction was $2,019, consisting of cash of $503 paid upon closing, a deferred payment of $504 due on the first anniversary of the closing date and contingent consideration having a fair value of $1,012 for which a liability was recognized based on estimated acquisition-date fair value of the potential earn-out.

The liability was valued using an income-based approach of the earn-out’s probability-weighted expected payout using three earn-out scenarios. The measurement of the earn-out, which relates to a four-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated $2,019 to identifiable intangibles and other assets.

In June 2015, Securities America purchased certain assets of Dalton Strategic Investment Services, Inc. ("Dalton"), which was deemed to be a business acquisition. Relationships with certain registered representatives and investment advisor representatives including their client accounts were acquired.

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

The liability was valued using an income-based approach discounting to present value the earn-out’s probability weighted expected payout using three earn-out scenarios. The fair value measurement of the earn-out which relates to a three-year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price was allocated as follows: $2,675 to identifiable intangibles and other assets and $14 to goodwill.

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

The following tables presents the carrying values and estimated fair values at December 31, 2017 and December 31, 2016 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$172,103	$172,103	$—	$172,103
Receivables from clearing brokers	48,543	—	48,543	48,543
Receivables from other broker-dealers	2,822	—	2,822	2,822
Notes receivables, net (1)	46,778	—	46,778	46,778
Other receivables, net	60,707	—	60,707	60,707
	$330,953	$172,103	$158,850	$330,953

Liabilities
Accrued compensation	$33,343	$—	$33,343	$33,343
Commissions and fees payable	67,221	—	67,221	67,221
Accounts payable and accrued liabilities (2)	38,374	—	38,374	38,374
Accrued interest	232	—	232	232
Notes payable, net (3)	96,849	—	99,129	99,129
	$236,019	$—	$238,299	$238,299

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,104.
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
The following tables presents the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016:

	December 31, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$568	$568	$—	$—	$568
Debt securities	1,918	—	1,918	—	1,918
U.S. Treasury notes	—	—	—	—	—
Common stock and warrants	1,395	765	630	—	1,395
Total	$3,881	$1,333	$2,548	$—	$3,881

Liabilites
Contingent consideration payable	$2,104	$—	$—	$2,104	$2,104
Debt securities	151	—	151	—	151
U.S. Treasury notes	—	—	—	—	—
Common stock and warrants	80	80	—	—	80
Total	$2,335	$80	$151	$2,104	$2,335

	December 31, 2016
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$443	$443	$—	$—	$443
Debt securities	1,850	—	1,850	—	1,850
U.S. Treasury notes	101	—	101	—	101
Common stock and warrants	1,149	494	655	—	1,149
Total	$3,543	$937	$2,606	$—	$3,543

Liabilites
Contingent consideration payable	$7,144	$—	$—	$7,144	$7,144
Debt securities	25	—	25	—	25
U.S. Treasury notes	96	—	96	—	96
Common stock	261	261	—	—	261
Total	$7,526	$261	$121	$7,144	$7,526

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

As of December 31, 2017 and December 31, 2016, approximately $3,265 and $3,161, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.
Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. As of December 31, 2017 and December 31, 2016, the fair values of the warrants were $475 and $252, respectively, and are included in common stock and warrants (level 2) above.
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
Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

Fair value of contingent consideration as of December 31, 2014	$3,212
Payments	(1,945)
Change in fair value of contingent consideration	(55)
Fair value of contingent consideration in connection with 2015 acquisitions	1,601
Fair value of contingent consideration as of December 31, 2015	2,813
Payments	(827)
Change in fair value of contingent consideration	216
Fair value of contingent consideration in connection with 2016 acquisitions	4,942
Fair value of contingent consideration as of December 31, 2016	7,144
Payments	(5,021)
Change in fair value of contingent consideration	(19)
Fair value of contingent consideration as of December 31, 2017	$2,104

5.    Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at December 31, 2017, each had a $250 minimum net capital requirement. At December 31, 2017, Securities America had regulatory net capital of $8,628, Triad had regulatory net capital of $6,935, Investacorp had regulatory net capital of $8,777, KMS had regulatory net capital of $6,470, SSN had regulatory net capital of $6,604 and Ladenburg had regulatory net capital of $24,265.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At December 31, 2017, Premier Trust had stockholders’ equity of $2,312, including at least $250 in cash.

6.    Fixed Assets

Components of fixed assets, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2017	2016
Cost:
Leasehold improvements	$4,112	$4,829
Computer equipment	18,604	16,782
Furniture and fixtures	3,816	3,418
Software	25,115	19,161
Other	5,003	4,063
	56,650	48,253
Less: accumulated depreciation and amortization	(33,029)	(27,000)
Total	$23,621	$21,253

7.    Intangible Assets

At December 31, 2017 and 2016, intangible assets subject to amortization consisted of the following:

	Weighted-Average	December 31, 2017		December 31, 2016
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$19,020	$25,563	$15,754
Relationships with financial advisors	14.7	117,995	49,925	117,995	40,505
Vendor relationships	7	3,613	3,613	3,613	3,613
Covenants not-to-compete	3.9	6,421	5,732	6,421	4,638
Customer accounts	8.3	2,029	2,029	2,029	1,971
Trade names	7.7	16,910	12,245	16,910	10,017
Renewal revenue	7.9	41,381	17,737	41,381	12,481
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	124	124	119
Other	6	67	67	67	67
Total		$217,550	$113,939	$217,550	$92,612

Aggregate amortization expense amounted to $21,327, $20,703 and $20,650 for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2017 is 8.82 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

2018	$20,462
2019	16,987
2020	15,400
2021	10,687
2022	7,798
Thereafter	32,277
$103,611

8.  Goodwill

Changes to the carrying amount of goodwill during the years ended December 31, 2017 and 2016 are as follows:

	Ladenburg	Independent Advisory and Brokerage Services	Insurance Brokerage	Total
Balance as of January 1, 2016	$301	$112,572	$12,699	$125,572
Correction related to Securities America acquisition purchase price allocation (1)	—	(2,870)	—	(2,870)
Business acquisitions	—	1,329	—	1,329
Balance as of December 31, 2016	$301	$111,031	$12,699	$124,031
Correction related to Foothill acquisition purchase price allocation (2)	—	179	—	179
Balance as of December 31, 2017	$301	$111,210	$12,699	$124,210

(1) During 2016, the Company corrected the allocation of purchase price related to the Securities America acquisition, which resulted in a decrease of $2,870 in goodwill and related decrease in deferred tax liability.

(2) During 2017, Securities America corrected the allocation of purchase price related to the Foothill acquisition, which resulted in an increase in goodwill and related increase in contingent deferred liability.

The annual impairment tests performed at December 31, 2017 and 2016, based on quantitative assessments, did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill.

9.  Notes Receivable from Financial Advisors

From time to time, the Company’s subsidiaries may make loans to their financial advisors. These loans are primarily given to newly-recruited advisors to assist in the transition process. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest of up to 10.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2025. The notes are amortized over the forgiveness period which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of December 31, 2017 and 2016, the allowance amounted to $416 and $371, respectively.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

Securities America has purchased variable life insurance contracts with cash surrender values that are designed to replicate the gains and losses of the deferred compensation liability and are held in a consolidated Rabbi Trust. The cash surrender values of the life insurance contracts held in the Rabbi Trust are intended to informally fund a portion of the deferred compensation liability. Securities America is the owner and beneficiary of these policies, for which the aggregated cash surrender value totaled $12,711 and $10,210 as of December 31, 2017 and 2016, respectively. The deferred compensation liability of $18,161 and $17,247 as of December 31, 2017 and 2016, respectively, reflects the current value of the deferred compensation benefits, which is subject to change with market value fluctuations. The deferred compensation liability is equal to the theorized value of the underlying employee investment fund elections in the plan. Changes in the value of the assets or liabilities are recognized in the consolidated statements of operations.

11.  Income Taxes

The provision for income taxes for 2017, 2016 and 2015 consisted of the following:

	Federal	State and Local	Total
2017:
Current	$364	$807	$1,171
Deferred	(7,695)	22	(7,673)
	$(7,331)	$829	$(6,502)
2016:
Current	$—	$929	$929
Deferred	8,992	104	9,096
	$8,992	$1,033	$10,025
2015:
Current	$(1,491)	$1,331	$(160)
Deferred	(1,623)	1,223	(400)
Benefit applied to reduce goodwill	—	78	78
	$(3,114)	$2,632	$(482)

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 35% and the reported income tax expense (benefit) is summarized as follows:

	2017	2016	2015
Income (loss) before income taxes	$1,180	$(12,286)	$(11,695)
Expense (benefit) under statutory U.S. tax rates	413	(4,300)	(4,093)
Increase (decrease) in taxes resulting from:
(Decrease) increase in valuation allowance	(11,261)	12,540	79
Nondeductible items	4,475	1,323	1,701
State taxes, net of federal benefit	431	671	1,600
Impact of tax reform	(660)	—	—
Other, net	100	(209)	231
Income tax (benefit) expense	$(6,502)	$10,025	$(482)

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under GAAP, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; (6) allowing for unused alternative minimum tax credit carryovers to be refunded over a period of time or available to offset any future federal tax liabilities; (7) limitation on the deductibility of executive compensation under IRC §162(m); and (8) new tax rules related to foreign operations.
On December 22, 2017 ,the SEC staff issued Staff Accounting Bulletin No. (SAB 118), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying GAAP in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

The Company recognized an income tax benefit of $6,502 million for the year ended December 31, 2017 related to (i) a deferred tax benefit related to the reduction in the deferred tax liability of $3,364 attributable to the re-measurement of the deferred tax liability for indefinite lived intangibles and goodwill for the reduced federal tax rate of 21% as a result of the TCJA; (ii) a deferred tax benefit related to the reduction of the valuation allowance of $4,837 attributable to deferred tax liabilities associated with indefinite lived intangibles and goodwill that became available as a source of income to offset existing deferred tax assets due to the modifications in the net operating loss carryforwards period as a result of the TCJA; (iii) deferred tax provision of $937 related to the current year tax amortization of indefinite lived intangibles and goodwill and changes in separate state taxing jurisdiction deferred tax liabilities; (iv) a deferred tax benefit of $411 related to Alternative Minimum Tax credits carryforwards that will be refundable as a result of the TCJA; and (v) an income tax provision of $1,171 for current federal and state taxes.

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

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2017 and December 31, 2016 are as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$8,642	$14,132
AMT credit carryforward	440	76
Accrued expenses	4,105	5,084
Compensation and benefits	10,877	18,333
Deferred compensation liability	4,492	6,496
Securities owned	514	900
Total deferred tax assets	29,070	45,021
Valuation allowance	(5,520)	(13,766)
Net deferred tax assets	23,550	31,255
Fixed assets	(4,707)	(6,025)
Intangibles	(13,589)	(25,097)
Goodwill	(8,222)	(10,775)
Total deferred liabilities	(26,518)	(41,897)
Net deferred tax liability	$(2,968)	$(10,642)

At December 31, 2017, the Company had a consolidated federal net operating loss carryforward of approximately $29,756, which expires in various years from 2031 to 2036. The annual utilization of the net operating loss carryforward may be limited in future years due to the change in ownership provisions prescribed by Section 382 of the U.S. Internal Revenue Code. In addition, the Company has a Florida state net operating loss carryforward of approximately $22,731 expiring between 2031 and 2036; a New York state net operating loss carryforward of approximately $41,580 expiring in 2036; and a New York City net operating loss carryforward of approximately $42,007 expiring in 2036.

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

In assessing the Company's ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. As of December 31, 2017, the Company continued to have a cumulative three year loss. As such, the Company has recorded a valuation allowance against its net deferred tax assets with the exception of Alternative Minimum Tax credit carryforwards.

As of December 31, 2017, the deferred tax liability of $2,968 relates to (i) a deferred tax liability of $7,415 related to the tax effects of differences between the financial reporting and tax basis of indefinite-lived intangible assets and goodwill; (ii) a deferred tax liability of $801 related to subsidiaries which file in separate state jurisdictions; (iii) a deferred tax asset of $4,837 for certain existing deferred tax assets that are expected to have an indefinite life as result of the TCJA modifications to the federal net operating loss carryforward rules as the indefinite-lived intangibles and goodwill are now a source of future taxable income; and (iv) $411 related to Alternative Minimum Tax credits which are refundable in future years as a result of modifications made by the TCJA .

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

During 2017, the Company’s valuation allowance decreased by approximately $8.2 million, $11.2 million primarily related to re-measurement due to the reduction as a result of the TCJA in the U.S. federal corporate income tax rate from 35% to 21% and the realization of certain existing deferred tax assets that are expected to have an indefinite life as the indefinite lived intangibles and goodwill may now be considered a source of future taxable income, offset by $3.0 million related to accounting for stock based compensation under ASU 2016-09.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in unrecognized state tax benefits as of December 31, 2017 and December 31, 2016. The Company has elected to classify interest and penalties that would accrue with respect to unrecognized tax benefits as interest and other expense, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
Balance at January 1,	$503	$423
Increases in tax positions for prior years	(33)	9
Increases in tax positions for current years	56	71
Balance at December 31,	$526	$503

Of the amounts reflected in the above table at December 31, 2017, the entire amount would reduce the Company’s annual effective tax rate if recognized. As of December 31, 2017, the Company accrued interest and penalties of approximately $181. As of December 31, 2017, the Company does not anticipate a significant change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States and various state jurisdictions. The Company's tax years 2012 through 2017 remain open to examination by most taxing authorities.

Prior to being acquired by the Company in November 2011, Securities America was included in consolidated federal and state income tax returns filed by its parent Ameriprise Financial, Inc. ("Ameriprise"). Accordingly, Securities America is jointly, with other members of the consolidated group, and severally liable for any additional taxes that may be assessed against the group. In connection with the acquisition, Ameriprise has agreed to indemnify the Company for any such assessments imposed on any members of the group other than Securities America. Ameriprise has disclosed that in 2017 the IRS completed auditing its U.S. income tax returns for 2008 through 2010. However, the years remain open because of certain un-agreed upon issues. Ameriprise has also disclosed that its, or certain of its subsidiaries’, state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2011 and remain open for all years after 2011.

12.	Notes Payable

Notes payable consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2017	2016
Notes payable to clearing firm under forgivable loans	$2,143	$4,285
Notes payable under subsidiary's term loan with bank	6,563	153
Note payable under subsidiary's revolver with bank	216	620
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS's former shareholders, net of $98 and $221 of unamortized discount in 2017 and 2016, respectively	1,958	3,852
Notes payable to SSN's former shareholders, net of $326 and $651 unamortized discount in 2017 and 2016, respectively	6,074	10,769
Senior notes	76,569	—
Less: Unamortized debt issuance costs	(3,412)	—
Total	$96,849	$26,417

Revolving Credit Agreement

In 2007, the Company entered into a $40,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of the Company’s chairman of the board and principal shareholder. Borrowings of up to $40,000 are permitted under the Frost Gamma credit agreement and bear interest at a rate of 11% per annum, payable quarterly. The Company may repay outstanding amounts at any time prior to the maturity date of August 25, 2021, without penalty, and may re-borrow up to the full amount of the agreement. At December 31, 2017 and 2016, the Company had no outstanding balance under the revolving credit agreement. The Company borrowed and repaid $25,000 in November 2016. Interest expense amounted to $0, $113 and $0 in 2017, 2016 and 2015, respectively.

The note issued under the credit agreement contains customary events of default, which, if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, such note. Under the revolving credit agreement, Frost Gamma received a warrant to purchase 2,000,000 shares of LTS common stock. The warrant was exercised on October 19, 2017 at an exercise price of $1.91 per share. The warrant, which was classified as debt issue cost, was valued at $3,200 based on the Black-Scholes option pricing model, and was amortized under the straight-line method over the remaining term of the revolving credit agreement.

NFS Forgivable Loans

On November 4, 2011, National Financial Services LLC (“NFS”), which is now known as Fidelity Clearing & Custody Solutions ("Fidelity"), a Fidelity Investments® company, provided the Company with a seven-year, $15,000 forgivable loan. The Company used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrues at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America meets certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan is forgiven in seven equal yearly installments of $2,143 through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. The Company continues to expense interest under this loan agreement until such time as such interest is forgiven. Securities America met the annual clearing revenue target for the period ending November 4, 2012, 2013, 2014, 2015, 2016 and 2017 resulting in the forgiveness of $2,143 of the aggregate principal amount of the loan in November of each period. Upon meeting annual revenue targets, principal and interest, respectively, of $2,143 and $295 in 2017, $2,143 and $408 in 2016 and $2,143 and $525 in 2015 were forgiven and included in other income. Principal and interest, respectively, of $1,786 and $94, were also forgiven and included in other income in 2015 in connection with a prior forgivable loan with NFS.

The 2011 forgivable loan agreement contain other covenants, including limitations on the incurrence of additional indebtedness, maintaining minimum adjusted shareholders’ equity levels and a prohibition on the termination of our $40,000 revolving credit agreement prior to its current maturity. Upon the occurrence of an event of default, the outstanding principal and interest under the 2011 forgivable loan agreements may be accelerated and become due and payable. If the clearing agreements between Fidelity and certain of our broker-dealer subsidiaries are terminated prior to the loan maturity date, all amounts then outstanding must be repaid on demand.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

The clearing agreements contain customary termination provisions. Fidelity is permitted to terminate such agreements following certain termination events, including, but not limited to, our breach of such agreements that is not cured within any applicable time periods. The Fidelity loan is conditioned upon the continuation of the clearing agreements with Fidelity and any termination of the clearing agreements by Fidelity prior to the loan maturity date wold require us to repay any outstanding amount under the Fidelity loan. The 2011 loan agreement is secured by the Company’s, but not its subsidiaries’, deposits and accounts held at Fidelity or its affiliates, which amounted to $91,975 at December 31, 2017. In November 2017, the Company amended its 2011 forgivable loan agreement with Fidelity to confirm the annual clearing revenue target for 2017 had been satisfied and to permit the incurrence of certain additional indebtedness.

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

On October 26, 2016, holders of the remaining unexercised warrants to purchase an aggregate of 10,699,999 shares of our common stock exercised such warrants in full. Each holder paid the exercise price by cancellation of indebtedness represented by the remaining balance of the promissory note held by such lender. Accordingly, promissory notes with an aggregate remaining outstanding balance of $17,976 were canceled and no indebtedness related to the November 2011 Loan remained outstanding.

The Company prepaid during 2015 $11,852 principal amount of the November 2011 Loan. In connection with the prepayment, the Company recorded a loss on extinguishment of debt for the year ended December 31, 2015 of $252, which included unamortized discounts and the write-off of debt issuance costs.

Interest paid to Frost Nevada and Vector Group Ltd ("Vector") amounted to $1,779 and $198 in 2016, $2,034 and $226 in 2015, respectively.

Bank Loans - Securities America

On November 6, 2013, SAFC entered into a loan agreement (the "SA Loan Agreement") with a third-party financial institution for (i) a term loan in the aggregate principal amount of approximately $1,709 and (ii) a revolving credit facility. The term loan bore interest at 5.5%, and was re-paid in full in May 2017. At December 31, 2016, $153 was outstanding under this term loan. Revolving loans bear interest at 5.5% per annum over a 5-year term. At December 31, 2017 and 2016, repectively, $216 and $620 were outstanding under the revolving credit facility. On April 21, 2017, the SA Loan Agreement was amended to modify the interest rate for new revolving loans to prime plus 2.25%. The SA Loan Agreement was also amended to provide for an additional term loan in the aggregate principal amount of $8,000, subject to certain conditions. This $8,000 term loan bears interest at 5.75% and matures on May 1, 2020. At December 31, 2017, $6,563 was outstanding under this term loan. The loans are collateralized by Securities America's assets. The SA Loan Agreement contains certain affirmative and negative covenants, including covenants regarding Securities America's client asset levels and number of financial advisors.

Promissory Notes - Highland

As of December 31, 2017 and 2016, HCHC Acquisition, as successor in interest to Highland's parent, had outstanding $6,738 of its 10% promissory notes due February 26, 2019. Accrued interest on the promissory notes is payable quarterly.

Promissory Notes - KMS

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

On October 15, 2014, as part of the consideration paid for the acquisition of KMS, the Company issued four-year promissory notes to the former shareholders of KMS in the aggregate principal amount of $8,000, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest which were valued at $7,508 based on an imputed interest rate of 5.5%. The notes mature in October 2018. The carrying value of promissory notes at December 31, 2017 and 2016, respectively, net of $98 and $221 unamortized discount, amounts to $1,958 and $3,852. The former shareholders of KMS who hold such notes at December 31, 2017 include KMS's chairman $612 and president $225. Total interest expense to former shareholders who are current officers of KMS was $22, $37 and $51, respectively, for the years ended 2017, 2016 and 2015.

Promissory Notes - SSN

On January 2, 2015, as part of the consideration paid for the acquisition of SSN, the Company issued four-year promissory notes to the former shareholders of SSN in the aggregate principal amount of $20,000, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest, which were valued at $18,697 based on an imputed interest rate of 5.1%. The notes mature in January 2019. The carrying value of promissory notes at December 31, 2017 and 2016, respectively, net of $326 and $651 of unamortized discount, amounts to $6,074 and $10,769. The former shareholders of SSN who hold such notes include SSN's president and chief executive officer $128. Total interest expense to former shareholders who are current officers of SSN was $3 and $5, respectively, for the years ended 2017 and 2016.

Senior Notes

On November 21, 2017, the Company sold $72,500 principal amount of its 6.5% senior notes due November 2027 ("Notes"). Interest on the Notes accrues from November 21, 2017 and paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2017. The Company may redeem the Notes in whole or in part on or after November 30, 2020, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On December 12, 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of the notes, which brought the total gross proceeds to $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313, including $1,187 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In February 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional senior notes in an "at the market" offering. Ladenburg is acting as agent in the at the offering and may receive commissions of up to 2% of gross sales. In connection with the offering of Notes, certain members of the Company's management and Board of Directors purchased $10,400 of the Notes offered by the Company.

13.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through January 2032. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through August 2020. As of December 31, 2017, minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2018	$7,632	$40	$7,592
2019	7,795	41	7,754
2020(2)	8,516	28	8,488
2021(2)	6,808	—	6,808
2022(2)	6,297	—	6,297
Thereafter(2)	36,569	—	36,569
Total (1)(2)	$73,617	$109	$73,508

(1)    Includes $2,727 for the Miami office space which was renewed in March 2018.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

(2)    In connection with a new office lease entered into in March 2016, Securities America has exercised an option to lease additional office space, which has not yet been constructed, for 12 years and would require the payment of an estimated average annual rent of $2,000, subject to certain adjustments. The Company currently expects that this lease would commence in 2020 upon the completion of the construction. Such estimated rent amounts are included in the lease commitment table above.

Deferred rent of $2,151 and $1,764 at December 31, 2017 and 2016, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

Litigation and Regulatory Matters

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, and the underwriters of ARCP’s May 2014 $1,656,000 common stock offering (“May 2014 Offering”) and three prior note offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 2014 Offering and as one of eight underwriters of ARCP’s July 2013 offering of $300,000 in convertible notes. The complaints allege, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In June 2016, the court denied the underwriters’ motions to dismiss the complaint. In August 2017, the court granted the plaintiffs' motion for class certification, which is currently pending appeal. Ladenburg intends to vigorously defend against these claims.

In September 2015, Securities America was named as a defendant in lawsuits brought by the bankruptcy trustee of a broker-dealer (U.S. Bankruptcy Court for the District of Minnesota) and a putative class action by the shareholders of that broker-dealer (U.S. District Court for the District of Minnesota). The lawsuits allege that certain of the debtor broker-dealer’s assets were transferred to Securities America in June 2015 for inadequate consideration. In October 2016, a settlement was reached with the bankruptcy trustee resolving those claims; the amount paid in connection with the settlement was not material. In May 2017, the remaining complaint was dismissed by the court, with no payment by Securities America.

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

In January 2016, an amended complaint was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors. The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. In March 2017, the court granted the defendants' motions to dismiss without prejudice, and granted the plaintiffs leave to file an amended complaint. In May 2017, the plaintiffs filed a second amended complaint seeking an unspecified amount of compensatory damages, as well as other relief. In July 2017, the defendants filed motions to dismiss the second amended complaint, which are pending. If the motions to dismiss are not granted, Ladenburg intends to vigorously defend against these claims.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

During the period from May 2016 to January 2017, five arbitration claims were filed against Ladenburg by former customers concerning purported unauthorized trading, excessive trading and mishandling of their accounts by a former Ladenburg registered representative, and asserting compensatory damages in excess of $5,400. In July, October and December 2017, settlements were reached resolving four of the claims; the amount paid by Ladenburg in connection with these settlements was not material. The total amount of compensatory damages asserted in connection with the remaining claim is $300. Ladenburg intends to vigorously defend against this claim.

SEC examination reports provided to Triad and Securities America Advisors, Inc. in May and August 2016, respectively, asserted that the firms had acted inconsistently with their fiduciary duties (including the requirement to seek best execution) in recommending and selecting mutual fund share classes that paid 12b-1 fees where lower cost share classes also were available in those same funds. The SEC also asserted that the firms’ disclosures of potential conflicts of interest and compensation related to the mutual fund share classes that paid 12b-1 fees were insufficient. Triad has revised its disclosures and has completed restitution to its affected clients. Securities America Advisors continues to review the amounts of such payments to its affected clients, the contents of disclosures to clients, and is in the process of finalizing remedial actions, including restitution to clients. Securities America Advisors is in communication with the SEC staff to seek to resolve the matter.

In November 2016, a consolidated class action complaint was filed in U.S. District Court for the Western District of Washington against CTI Biopharma Corp., its directors and officers, as well as the underwriters of two securities offerings in 2015 that raised approximately $105,000. Ladenburg was one of the underwriters of the offerings. The complaint alleged, among other things, that the offering materials were misleading in their descriptions of safety results of Phase 3 clinical drug trials for the issuer’s lead drug candidate for myelofibrosis, and that the underwriters were liable for violations of federal securities laws. The plaintiffs sought an unspecified amount of compensatory damages, as well as other relief. In September 2017, the parties entered into a settlement agreement to resolve the class action complaint, subject to court approval, which provides for no contribution from Ladenburg or the other underwriter defendants. In February 2018, the court issued its final approval of the settlement agreement.

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

The Company had accrued liabilities in the amount of approximately $6,902 at December 31, 2017 and $4,396 at December 31, 2016 for certain pending matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At December 31, 2017 and December 31, 2016, amounts due from these clearing brokers were $48,543 and $41,492, respectively, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of December 31, 2017 and December 31, 2016, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

15. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In each of October 2011, November 2014 and November 2016, the board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares 10,000,000 shares, respectively. Since inception through December 31, 2017, 19,350,215 shares of common stock have been repurchased for $49,411 under the program, including 1,850,215 shares repurchased for $4,721 in 2017 and 5,230,433 shares repurchased for $12,711 in 2016. As of December 31, 2017, 8,149,785 shares remained available for purchase under the program.

Warrants

As of December 31, 2017, there were no outstanding warrants to acquire the Company’s common stock.

In 2017, 2,000,000 warrants were exercised to purchase 2,000,000 shares of the Company's common stock. The intrinsic value on the date of exercise was $1,830. In 2016, 13,236,333 warrants were exercised to purchase 12,389,544 shares of the Company's common stock, net of 846,789 shares tendered in payment of the exercise price. The intrinsic value on the date of exercise was $9,320. In 2015, 646,000 warrants were exercised to purchase 449,482 shares of the Company's common stock, net of 196,518 shares tendered in payment of the exercise price. The intrinsic value on the date of exercise was $966.

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
On June 24, 2013, June 13, 2014, November 21, 2014, May 22, 2015 and May 22, 2017, the Company entered into Equity Distribution Agreements under which it could sell up to an aggregate of 15,000,000 shares of its Series A Preferred Stock from time to time in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the years ended December 31, 2017, 2016 and 2015, the Company sold 1,167,159, 1,161,895 and 3,586,790 shares of Series A Preferred Stock, respectively, pursuant to the “at the market” offerings, which provided total gross proceeds to the Company of $29,052, $28,303 and $86,352, respectively, before deducting commissions paid to unaffiliated sales agents and offering expenses aggregating $958, $723 and $1,972, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company paid dividends of $32,482, $30,438 and $28,108, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share. In September 2017, the Company began a quarterly cash dividend on its common stock. For the year ended December 31, 2017, the Company paid dividends of $3,880 on its outstanding common stock base on a quarterly dividend of approximately $0.01 per share.

16. Per Share Data

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares use in the computation of per share data is as follows:

	Year Ended December 31,
	2017	2016	2015
Basic weighted-average common shares outstanding - basic	193,064,550	182,987,850	183,660,993
Effect of dilutive securities:
Options to purchase common stock	—	—	—
Warrants to purchase common stock	—	—	—
Restricted shares	—	—	—
Dilutive potential common shares	—	—	—

Weighted average common shares outstanding and dilutive potential common shares	193,064,550	182,987,850	183,660,993

During 2017, 2016 and 2015, options, warrants and restricted stock to purchase 32,501,007, 41,191,772 and 57,494,385 common shares, respectively, were not included in the computation of diluted (loss) income per share as the effect would be anti-dilutive.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

17.  Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s amended and restated Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1 and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2017, 167,016 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.32 to $3.00; during 2016, 210,330 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.19 to $2.38; and during 2015, 192,978 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.00 to $3.67. These share issuances resulted in a capital contribution of $420, $481 and $545 for 2017, 2016 and 2015, respectively.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provide for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The 1999 Plan provides for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. In 2014, the 2009 Plan was amended to provide for the granting of up to 45,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”)). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2017, 16,317,111 and 4,286,114 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively.

A summary of the status of the 1999 Plan at December 31, 2017 and changes during the year ended December 31, 2017 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	12,122,500	$1.62
Exercised	(3,300,500)	2.25
Forfeited	(10,000)	2.30
Expired	(180,000)	2.63
Options outstanding, December 31, 2017	8,632,000	$1.36	1.87	$15,556
Options exercisable, December 31, 2017	8,632,000	$1.36	1.87	$15,556

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

A summary of the status of the 2009 Plan at December 31, 2017 and changes during the year ended December 31, 2017 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	21,836,053	$2.24
Exercised	(1,076,166)	1.61
Forfeited	(271,026)	2.34
Options outstanding, December 31, 2017	20,488,861	$2.28	4.93	$20,033
Options exercisable, December 31, 2017	18,344,361	$2.15	4.68	$19,672

Non-Plan Options

The Company has granted stock options to newly-hired employees in conjunction with their employment agreements or in connection with acquisitions, which are outside of the option plans. A summary of the status of these options at December 31, 2017 and changes during the year ended December 31, 2017 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	3,000,000	$1.91
Forfeited	(3,000,000)	$1.91
Options outstanding, December 31, 2017	—	$—	—	$—

The Company did not grant any options to employees or directors in 2017. The weighted-average grant date fair value of employee and director options granted during the years ended December 31, 2016 and 2015 was $1.07 and $2.79, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2016	2015
Dividend yield	—%	—%
Expected volatility	50.38%	61.10%
Risk-free interest rate	1.67%	1.63%
Expected life (in years)	6.11	6.15

The weighted average expected life for the 2016 and 2015 grants to employees and directors reflects the alternative simplified method permitted by authoritative guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company estimates the expected term for stock options awarded to independent financial advisors using the contractual term. Expected volatility for the 2016 and 2015 option grants is based on the historical volatility of the common stock of the Company over the same number of years as the expected life, prior to the option grant date.

Restricted Stock Awards

A summary of the restricted stock awards at December 31, 2017 and changes during the year ended December 31, 2017 is presented below:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	2,233,219	$2.92
Issued during 2017	1,791,000	2.35
Vested during 2017	(639,073)	3.04
Forfeited during 2017	(5,000)	2.24
Nonvested at December 31, 2017	3,380,146	$2.60

Restricted stock awards issued in 2017 vest in four equal annual installments.

As of December 31, 2017, there was $7,371 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options and restricted stock, which on a weighted-average basis is approximately 2.09 years.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 amounted to $3,992, $6,556 and $2,595, respectively. The fair value of restricted stock vesting in 2017 and 2016 was $1,944 and $1,197, respectively.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award.

For the years ended December 31, 2017, 2016 and 2015, non-cash compensation expense relating to share-based awards granted to employees, consultants and advisors amounted to $5,539, $5,311 and $8,759, respectively.

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

19. Segment Information

The Company has three operating segments. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by the Company's independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading, asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, change in fair value of contingent consideration related to acquisitions, loss on extinguishment of debt, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance cost and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as acquisition-related expense, amortization of retention and forgivable loans and financial advisor recruiting expenses or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

Segment information for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
2017
Revenues	$1,140,380	$66,680	$57,132	$3,960		$1,268,152
Income (loss) before income taxes	19,858	6,346	(5,338)	(19,686)	(1)	1,180
EBITDA, as adjusted (2)	59,756	8,115	2,698	(14,568)		56,001
Identifiable assets	443,670	43,148	47,166	98,041		632,025
Depreciation and amortization	21,455	505	6,841	34		28,835
Interest	1,157	—	683	870		2,710
Capital expenditures	8,923	753	216	4		9,896
Non-cash compensation	1,035	629	183	3,692		5,539

2016
Revenues	$1,003,282	$49,425	$50,483	$3,763		$1,106,953
Income (loss) before income taxes	15,071	(3,674)	(6,074)	(17,609)	(1)	(12,286)
EBITDA, as adjusted (2)	47,977	(1,676)	2,255	(12,785)		35,771
Identifiable assets	423,288	38,665	54,166	29,884		546,003
Depreciation and amortization	20,406	703	7,161	64		28,334
Interest	2,828	4	682	748		4,262
Capital expenditures	6,784	139	209	—		7,132
Non-cash compensation	1,010	537	245	3,519		5,311

2015
Revenues	$1,035,365	$61,841	$49,573	$5,339		$1,152,118
Income (loss) before income taxes	7,735	3,095	(6,701)	(15,824)	(1)	(11,695)
EBITDA, as adjusted (2)	46,462	6,052	1,170	(9,639)		44,045
Identifiable assets	417,367	44,050	61,689	50,999		574,105
Depreciation and amortization	19,373	703	6,949	52		27,077
Interest	3,532	7	683	947		5,169
Capital expenditures	7,341	87	783	87		8,298
Non-cash compensation	3,836	638	239	4,046		8,759

(1)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

(2)	The following table reconciles income (loss) before income taxes to EBITDA, as adjusted, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
Income (loss) before income taxes	$1,180		$(12,286)		$(11,695)
Adjustments:
Interest income	(506)		(672)		(254)
Change in fair value of contingent consideration	(19)		216		(55)
Loss on extinguishment of debt	—		—		252
Interest expense	2,710		4,262		5,169
Depreciation and amortization	28,835		28,334		27,077
Non-cash compensation expense	5,539		5,311		8,759
Amortization of retention and forgivable loans	7,396		5,472		9,238
Financial advisor recruiting expense	5,721		1,882		2,387
Acquisition-related expense	3,469		1,357		940	(6)
Loss attributable to noncontrolling interest	15		42		62
Other	1,661	(3)	1,853	(4)	2,165	(5)
EBITDA, as adjusted	$56,001		$35,771		$44,045

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$59,756		$47,977		$46,462
Ladenburg	8,115		(1,676)		6,052
Insurance Brokerage	2,698		2,255		1,170
Corporate	(14,568)		(12,785)		(9,639)
Total segments	$56,001		$35,771		$44,045

(3) Includes loss on severance costs of $525, excise and franchise tax expense of $594 and compensation expense that may be paid in stock of $559.

(4) Includes loss on severance costs of $755, excise and franchise tax expense of $508 and compensation expense that may be paid in stock of $586.

(5) Includes loss on write-off of receivable from subtenant of $855, compensation expense that may be paid in stock of $532, rent expense due to default by subtenant of $468 and excise and franchise tax expense of $310.

(6)	Includes $409 for acquisition-related expense that was previously included in professional services expense and other expense.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

20.  Related Party Transactions

Effective October 2015, Investacorp's lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with the Company’s chairman of the board and principal shareholder, in an office building in Miami, Florida, was renewed and now expires in September 2020. The lease provides for aggregate payments during the five-year term of approximately $2,420 and minimum annual payments of $484. Rent expense under such lease amounted to $506, $522 and $382 in 2017, 2016 and 2015, respectively.

Ladenburg’s principal executive offices are located in the same office building in Miami, Florida, where approximately 14,050 square feet of office space is leased from FREH. Ladenburg’s lease was renewed effective March 2018 and now expires in February 2023 with two optional five-year extensions. The lease provides for aggregate payments during the remaining term of approximately $2,809 and minimum annual payment of $508. Rent expense under such lease amounted to $565, $706, and $734 in 2017, 2016 and 2015, respectively.

The Company is a party to an agreement with Vector, where Vector has agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial, tax and accounting services. Various executive officers and directors of Vector serve as members of the board of directors of the Company, and Vector and its subsidiaries own approximately 7.83% of the Company’s common stock at December 31, 2017. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. The Company paid Vector $850 in 2017, 2016 and 2015 under the agreement and pays Vector at a rate of $850 per year in 2018.

In 2015, the Company entered into a Consulting Services Agreement with Nextt Advisors Inc., a corporation owned solely by the son-in-law (the “Consultant”) of the Company’s President and Chief Executive Officer. Pursuant to the agreement, the Company paid the Consultant $200 under the agreement in 2017, $186 in 2016 and $13 in 2015.  Effective January 1, 2018, the consulting agreement was terminated and the consultant became an employee of the Company.

SSN has an operating lease for office facilities with Cogdill Capital LLC, an entity in which SSN's Chief Executive Officer and Chief Financial Officer are members and own a minority percentage of such entity, which expires in March 2020. Rent expense under such lease amounted to $285 in 2017, $276 in 2016 and $268 in 2015.

The Company is a party to an agreement with Castle Brands Inc. ("Castle") under which the Company provides certain administrative, legal and financial services to Castle. The Company's President and Chief Executive Officer, who is also a director of the Company, is also the President and Chief Executive Officer and a director of Castle. Various Company directors serve as directors of Castle, and the Company and Castle have the same principal shareholder. The Company received $260 in 2017, $173 in 2016 and $171 in 2015 under this agreement.

In connection with the offering of Notes, as more fully described in Note 12, certain members of management and the Board of Directors of the Company purchased $10,400 of the Notes offered by the Company. See also Note 12 for information regarding other loan transactions involving related parties.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

21.  Quarterly Financial Data (Unaudited)

	Quarters
	1st	2nd	3rd	4th
2017:
Revenues	$290,291	$311,536	$322,309	$344,016
Expenses (1)	294,961	310,286	317,649	344,095
(Loss) income before item shown below	(4,670)	1,250	4,660	(79)
Change in fair value of contingent consideration	152	(63)	(3)	(67)
(Loss) income before income taxes	$(4,518)	$1,187	$4,657	$(146)
Net (loss) income	$(3,679)	$1,325	$3,402	$6,634
Loss (income) attributable to noncontrolling interest	5	3	(3)	10
Net (loss) income attributable to the Company	$(3,674)	$1,328	$3,399	$6,644
Dividends declared on preferred stock	(7,924)	(7,953)	(8,149)	(8,456)
Net loss available to common shareholders	$(11,598)	$(6,625)	$(4,750)	$(1,812)
Basic loss per common share (2)	$(0.06)	$(0.03)	$(0.02)	$(0.01)
Diluted loss per common share (2)	$(0.06)	$(0.03)	$(0.02)	$(0.01)
Basic weighted average common shares	192,270,615	192,304,828	192,912,643	194,749,001
Diluted weighted average common shares	192,270,615	192,304,828	192,912,643	194,749,001

(1)	Includes a $1,429, $1,378, $1,341 and $1,391 charge for non-cash compensation in the first, second, third and fourth quarters of 2017, respectively.

(2)	Due to rounding, the sum of the quarters' basic and diluted loss per common share do not equal the full fiscal year amount.

	Quarters
	1st	2nd	3rd	4th
2016:
Revenues	$265,796	$269,775	$274,323	$297,059
Expenses (1)	272,124	271,302	281,162	294,435
Loss before item shown below	(6,328)	(1,527)	(6,839)	2,624
Change in fair value of contingent consideration	(57)	(49)	(72)	(38)
Loss before income taxes	$(6,385)	$(1,576)	$(6,911)	$2,586
Net income (loss)	$2,384	$(17,801)	$(7,515)	$621
Loss attributable to noncontrolling interest	18	14	1	9
Net income (loss) attributable to the Company	$2,402	$(17,787)	$(7,514)	$630
Dividends declared on preferred stock	(7,345)	(7,389)	(7,780)	(7,924)
Net loss available to common shareholders	$(4,943)	$(25,176)	$(15,294)	$(7,294)
Basic loss per common share	$(0.03)	$(0.14)	$(0.08)	$(0.04)
Diluted loss per common share	$(0.03)	$(0.14)	$(0.08)	$(0.04)
Basic weighted average common shares	181,363,446	180,674,937	181,032,730	188,837,490
Diluted weighted average common shares	181,363,446	180,674,937	181,032,730	188,837,490
`

(1)	Includes a $1,355, $1,341, $1,300 and $1,315 charge for non-cash compensation in the first, second, third and fourth quarters of 2016, respectively.