Form 10-Q
period 2018-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2018-05-09
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes  ___ No  X

As of May 3, 2018 there were 200,443,228 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS

Cash and cash equivalents	$145,417	$172,103
Securities owned, at fair value	4,104	3,881
Receivables from clearing brokers	55,842	48,543
Receivables from other broker-dealers	2,263	2,822
Notes receivable from financial advisors, net	6,522	47,369
Other receivables, net	122,154	60,707
Fixed assets, net	23,886	23,621
Restricted cash	760	760
Intangible assets, net	76,131	103,611
Goodwill	124,210	124,210
Contract acquisition costs, net	73,234	—
Cash surrender value of life insurance	12,691	12,711
Other assets	36,941	31,687
Total assets	$684,155	$632,025

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$235	$231
Accrued compensation	18,828	33,343
Commissions and fees payable	95,937	67,221
Accounts payable and accrued liabilities	52,205	40,478
Deferred rent	2,571	2,151
Deferred income taxes	6,532	2,968
Deferred compensation liability	18,340	18,161
Accrued interest	261	232
Notes payable, net of unamortized discount of $357 and $424 in 2018 and 2017, respectively and net of debt issuance costs of $3,418 and $3,412 in 2018 and 2017, respectively.	98,997	96,849
Total liabilities	293,906	261,634

Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2018 and 2017; shares issued and outstanding 17,012,075 in 2018 and 2017 (liquidation preference $425,302 in 2018 and 2017)	2	2
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2018 and 2017; shares issued and outstanding, 200,517,787 in 2018 and 198,583,941 in 2017	20	20
Additional paid-in capital	510,409	520,135
Accumulated deficit	(120,206)	(149,778)

Total shareholders’ equity of the Company	390,225	370,379

Noncontrolling interest	24	12

Total shareholders' equity	390,249	370,391

Total liabilities and shareholders' equity	$684,155	$632,025
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Commissions	$163,286	$130,050
Advisory fees	114,383	127,003
Investment banking	16,490	6,489
Principal transactions	167	320
Interest and dividends	787	635
Service fees	24,902	18,556
Other income	9,369	7,238
Total revenues	329,384	290,291
Expenses:
Commissions and fees	231,311	218,734
Compensation and benefits	47,249	39,125
Non-cash compensation	1,494	1,429
Brokerage, communication and clearance fees	5,319	4,565
Rent and occupancy, net of sublease revenue	2,493	2,392
Professional services	5,018	4,123
Interest	1,866	477
Depreciation and amortization	5,809	7,432
Acquisition-related expenses	913	176
Amortization of retention and forgivable loans	76	1,591
Amortization of contract acquisition costs	2,210	—
Other	17,929	14,917
Total expenses	321,687	294,961
Income (loss) before item shown below	7,697	(4,670)
Change in fair value of contingent consideration	(61)	152
Income (loss) before income taxes	7,636	(4,518)
Income tax expense (benefit)	2,172	(839)
Net income (loss)	5,464	(3,679)
Net income (loss) attributable to noncontrolling interest	1	(5)
Net income (loss) attributable to the Company	$5,463	$(3,674)
Dividends declared on preferred stock	(8,508)	(7,924)
Net loss available to common shareholders	$(3,045)	$(11,598)

Net loss per common share available to common shareholders (basic)	$(0.02)	$(0.06)

Net loss per common share available to common shareholders (diluted)	$(0.02)	$(0.06)

Weighted average common shares used in computation of per share data:
Basic	195,898,794	192,270,615
Diluted	195,898,794	192,270,615
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2017	17,012,075	$2	198,583,941	$20	$520,135	$(149,778)	$12	$370,391
Cumulative effect of adoption of ASC 606 (See Note 2)	—	—	—	—	—	24,109	11	24,120
Balance - January 1, 2018	17,012,075	2	198,583,941	20	520,135	(125,669)	23	394,511
Issuance of common stock under employee stock purchase plan	—	—	59,944	—	186	—	—	186
Exercise of stock options (net of 131,070 shares tendered in payment of exercise price)	—	—	553,599	—	828	—	—	828
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	7	—	—	7
Stock-based compensation to employees	—	—	—	—	1,487	—	—	1,487
Issuance of restricted stock	—	—	1,855,000	—	—	—	—	—
Repurchase and retirement of common stock, including 239,481 shares surrendered for tax withholdings and 9,816 shares tendered in payment of exercise price	—	—	(534,697)	—	(1,729)	—	—	(1,729)
Preferred stock issued, net of underwriting discount and expense of $37	—	—	—	—	(37)	—	—	(37)
Preferred stock dividends declared and paid	—	—	—	—	(8,508)	—	—	(8,508)
Common stock dividends declared and paid	—	—	—	—	(1,960)	—	—	(1,960)
Net income	—	—	—	—	—	5,463	1	5,464
Balance - March 31, 2018	17,012,075	$2	200,517,787	$20	$510,409	$(120,206)	$24	$390,249

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$5,464	$(3,679)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Change in fair value of contingent consideration	61	(152)
Adjustment to deferred rent	420	178
Amortization of intangible assets	3,835	5,486
Amortization of debt discount	112	113
Amortization of debt issue cost	99	—
Amortization of retention and forgivable loans	76	1,591
Amortization of contract acquisition costs	2,210	—
Depreciation and other amortization	1,974	1,946
Deferred income taxes	(71)	(945)
Non-cash interest expense on forgivable loan	40	116
Non-cash compensation expense	1,494	1,429
Loss on write-off of furniture, fixtures and leasehold improvements, net	—	1

(Increase) decrease in operating assets
Securities owned, at fair value	(223)	224
Receivables from clearing brokers	(7,299)	(2,708)
Receivables from other broker-dealers	559	(1,354)
Other receivables, net	(2,798)	(433)
Contract acquisition costs, net	(14,104)	—
Notes receivable from financial advisors, net	205	(2,466)
Cash surrender value of life insurance	20	(408)
Other assets	(5,229)	(818)

Increase (decrease) in operating liabilities
Securities sold, but not yet purchased, at fair value	4	(49)
Accrued compensation	(14,405)	(12,178)
Accrued interest	(11)	(55)
Commissions and fees payable	(679)	2,839
Deferred compensation liability	179	61
Accounts payable and accrued liabilities	12,903	438
Net cash used in operating activities	(15,164)	(10,823)

Cash flows from investing activities:
Purchases of fixed assets	(2,239)	(2,393)
Net cash used in investing activities	(2,239)	(2,393)

Cash flows from financing activities:
Issuance of Series A preferred stock	(37)	(28)
Issuance of common stock	1,014	452
Issuance of senior notes	4,385	—
Series A preferred stock dividends paid	(8,508)	(7,924)
Common stock dividends paid	(1,960)	—
Repurchase and retirement of common stock	(1,729)	(604)
Bank loan and revolver repayments	(669)	(219)
Principal payments on notes payable	(1,779)	(1,748)
Net cash used in financing activities	(9,283)	(10,071)
Net decrease in cash and cash equivalents	(26,686)	(23,287)
Cash and cash equivalents including restricted cash, beginning of period	172,863	99,941
Cash and equivalents at end of period:
Cash and cash equivalents	145,417	75,643
Restricted cash	760	1,011
Cash and cash equivalents including restricted cash, end of period	$146,177	$76,654

Supplemental cash flow information:
Interest paid	$1,626	$303
Taxes paid	27	89

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Amounts in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company” or “LTS”) is a holding company. Its principal operating subsidiaries are Securities America (‘‘Securities America’’), Triad Advisors (‘‘Triad’’), Investacorp (‘‘Investacorp’’), KMS Financial Services (“KMS”), Securities Service Network (“SSN”), Ladenburg Thalmann & Co. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management (‘‘LTAM’’), Premier Trust (‘‘Premier Trust’’), Highland Capital Brokerage (“Highland”) and Ladenburg Thalmann Annuity Insurance Services (‘‘LTAIS’’).

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 for additional disclosures and a description of accounting policies.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Certain amounts in the prior period financial statements were reclassified to conform with the current period financial statement presentation.

New Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. The new guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations.

On January 1, 2018, the Company adopted ASU 2014-09 and all related amendments ("ASC 606") and applied its provisions to all uncompleted contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to increase the opening balance of retained earnings by $24,109. The comparative information for prior periods has not been adjusted and continues to be reported under the accounting standards in effect for those periods. See Note 2 for further information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. On January 1, 2018, the Company adopted ASU 2016-01. The adoption of ASU 2016-01 effective January 1, 2018 did not have any impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method. The adoption of ASU 2016-18, effective January 1, 2018, did not have any impact on the Company's consolidated financial statements.

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

Accounting Standards Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company's current lease arrangements expire through 2032 and the Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

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

2. Revenue from Contracts with Customers

The Company adopted ASC 606, effective January 1, 2018, using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of shareholders' equity and other affected accounts at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the accounting standards in effect for prior periods.

Performance Obligations

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services.

The following provides detailed information on the recognition of the Company's revenue from contracts with customers:

Broker Dealer Commissions

The Company’s broker-dealer subsidiaries earn commissions by executing client transactions in stocks, mutual funds, variable annuities and other financial products and services. Commissions revenue is recognized on trade date when the performance obligation is satisfied. Commissions revenue is paid on settlement date, which is generally two business days after trade date for equities securities and corporate bond transactions and one business day for government securities and commodities transactions. The Company records a receivable on the trade date and receives a payment on settlement date.

Insurance Commissions

The Company’s performance obligation with respect to each contract is the sale of the insurance policy. Insurance commissions revenue includes an initial up-front (first year) commission as well as annual trailing commission payments for each policy renewal. Commissions on insurance renewal premiums are considered variable consideration. ASC 606 requires that, at the time of the initial sale of a policy, the Company must estimate the variable consideration (future renewal commissions) and determine the transaction price as the unconstrained net present value of expected future renewal commissions.

Therefore, the transaction price includes the first year fixed commission and the variable consideration for the trailing commissions, estimated using the expected value method and a portfolio approach. Previously, the Company recognized trailing commissions as cash was received. The Company also estimates a reduction of the transaction price for possible future chargebacks. The Company controls the insurance services provided to the carriers and acts as a principal in providing insurance services to its customers. Accordingly, the Company records the first year and trailing commissions revenue on a gross basis when each policy is bound as an enforceable contract. Previously, the Company recorded revenue on a gross or net basis depending on how cash was received.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Advisory Fees

Advisory fee revenue represents fees charged by registered investment advisors (“RIAs”) to their clients based upon the value of client assets under management (“AUM”). The Company records fees charged to clients as advisory fees where the Company considers itself to be the primary RIA. The Company determined that the primary RIA firm is the principal in providing advisory services to clients and will therefore recognize the corresponding advisory fee revenues on a gross basis when the advisory services are conducted using the Company's corporate RIA platform.

As a result, the portion of the advisory fees paid to the client's independent financial advisor are classified as commissions and fees expense in the condensed consolidated statements of operations.

Certain independent financial advisors conduct their advisory business through their own RIA firm, rather than using one of the Company's corporate RIA subsidiaries. These independent entities, or Hybrid RIAs, engage the Company for clearing, regulatory and custody services, as well as for access to investment advisory platforms. The advisory fee revenue generated by these Hybrid RIAs is earned by the independent financial advisors, and is not included in the Company's advisory fee revenues. However, the Company charges separate fees to Hybrid RIAs for technology, custody and administrative services based on the AUM within the client’s accounts. These fees are recognized on a net basis and classified as advisory fees in the condensed consolidated statements of operations. Historically, we have generally recognized advisory fee revenue on a gross basis based on the fees charged by the independent financial advisors to their clients. Accordingly, our reported advisory revenue and the independent financial advisors’ compensation in our independent advisory and brokerage services segment is materially lower in 2018 as compared to the prior year periods and reported advisory revenue growth may lag behind the overall growth rate of advisory assets.

Investment Banking

Investment banking revenues consist of underwriting revenue, strategic advisory revenue and private placement fees.

Underwriting
The performance obligation is the consummation of the sale of securities for each contract with a customer. The transaction price includes fixed management fees and is recognized as revenue when the performance obligation is satisfied, generally the trade date. Where Ladenburg is the lead underwriter, revenue and expenses will be first allocated to other members of a syndicate because Ladenburg is acting as an agent for the syndicate. Accordingly, the Company records revenue on a net basis. When Ladenburg is not the lead underwriter, Ladenburg will recognize its share of revenue and expenses on a gross basis, because Ladenburg is acting as the principal. Under accounting standards in effect for prior periods, the Company recognized all underwriting revenue on a net basis.

Strategic Advisory Services
Performance obligations in these arrangements vary dependent on the contract, but are typically satisfied upon completion of the arrangement. Transaction fees may include retainer, management, and/or success fees, which are recognized upon completion of a deal. Under the accounting standards in effect for prior periods, retainer fees were deferred and amortized over the estimated duration of the engagement. Ladenburg controls the service as it is transferred to the customer, and is therefore acting as a principal. Accordingly, the Company records revenues and out-of-pocket reimbursements on a gross basis, consistent with practice under the accounting standards in effect for those periods, except for out-of-pocket reimbursements previously presented on a net basis.

Private Placement
The performance obligation is the consummation of the sale of securities for each contract with a customer. The transaction price includes fixed management fees and is recognized as revenue when the performance obligation is satisfied, generally the trade date. Ladenburg controls the service as it is transferred to the customer, and is therefore acting as a principal.

Accordingly, the Company records revenues and out-of-pocket reimbursements on a gross basis, consistent with practice under the accounting standards in effect for those periods, except for out-of-pocket reimbursements previously presented on a net basis.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Service Fees

Service fees principally includes amounts charged to independent financial advisors for processing of securities trades and for providing administrative and compliance services. Also, the Company's subsidiaries earn fees from their cash sweep programs, in which clients' cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at various third-party banks.

Disaggregation of Revenue

In the following table, revenue is disaggregated by service line and segment:

For the Three Months Ended March 31, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$129,745	$3,213	$30,328	$—	$163,286
Advisory fees	112,513	1,816	—	54	114,383
Investment banking	116	16,374	—	—	16,490
Principal transactions	11	156	—	—	167
Interest and dividends	534	75	—	178	787
Service fees	24,140	568	—	194	24,902
Other income	8,470	112	732	55	9,369
Total revenues	$275,529	$22,314	$31,060	$481	$329,384

Contract Balances

For each of its insurance policies, the Company receives an initial up-front (first year) commission as well as annual trailing commission payments for each policy renewal. The Company will incur commission expenses related to the trailing commission payments for each policy renewal as well. The timing of revenue recognition, cash collections, and commission expense on the insurance policies results in contract assets and contract liabilities.
The following table provides information about contract assets and contract liabilities from contracts with customers. Estimated trailing commissions are included in other receivables, net while estimated expenses on trailing commissions are included in commissions and fees payable on the condensed consolidated statement of financial position:

	As of March 31, 2018	As of January 1, 2018 (Adoption Date)
Contract assets - Insurance trailing commissions	$62,178	$58,786
Contract liabilities - Insurance trailing commissions	32,571	29,395

Performance obligations related to insurance brokerage revenue are considered satisfied when the sale of the initial insurance policies are completed, including expected future trailing commissions due to the Company each year upon customer renewals of the policies sold. Upon receipt of the annual trailing commission, the Company pays a corresponding commission expense. Based on historical data, customer renewal periods are estimated at approximately eight years from the sale of the initial policy. Accordingly, all contract asset and liabilities associated with trailing insurance commissions are considered long-term, except for the renewals expected in the next twelve-month period which approximate $22,000 in contract assets and $11,000 in contract liabilities.
Increases to the contract asset were a result of $6,406 in estimated trailing commissions from new policies during the three months ended March 31, 2018, while decreases were driven by $3,014 in actual commissions received. Increases to the contract liability were a result of $3,209 in estimated commission expense from new policies during the three months ended March 31, 2018, while decreases were driven by $33 in actual commissions paid.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Costs to Obtain a Contract with a Customer

The Company capitalizes the incremental costs of obtaining a contract with a customer (independent financial advisor) if the costs (1) relate directly to an existing contract or anticipated contract, (2) generate or enhance resources that will be used to satisfy performance obligations in the future, and (3) are expected to be recovered. These costs are included in contract acquisition costs, net in the condensed consolidated statements of financial condition and will be amortized over the estimated customer relationship period.
The Company uses an amortization method that is consistent with the pattern of transfer of goods or services to its customers. Any costs that are not incremental costs of obtaining a contract with a customer, such as costs of onboarding, training and support of independent financial advisors, would not qualify for capitalization.
The Company pays fees to third-party recruiters and bonuses to employees for recruiting independent financial advisors to affiliate with the Company's independent advisory and brokerage subsidiaries, and thereby bring their client’s accounts to the Company, which generates ongoing advisory fee revenue, commissions revenue, and monthly service fee revenue to the Company.
An additional cost to obtain an independent financial advisor may include forgivable loans. Forgivable loans take many forms, but they are differentiated by the fact that at inception the loan is intended to be forgiven over time by the Company. The loans are given as an inducement to attract independent financial advisors to become affiliated with the Company's independent advisory and brokerage subsidiaries. Each of the Company’s independent advisory and brokerage subsidiaries may offer new independent financial advisors a forgivable loan as part of his/her affiliation offer letter. These amounts are paid upfront and are capitalized, then amortized over the expected useful lives of the independent financial advisor’s relationship period with the independent advisory and brokerage firm.
The balance of contract acquisition costs, net, was $73,234 as of March 31, 2018, an increase of $11,894 compared to the adoption date of January 1, 2018. Amortization on these contract acquisition costs was $2,210 during the three months ended March 31, 2018. There were no impairments or changes to underlying assumptions related to contract acquisition costs, net, for the period.
Transaction Price Allocated to Remaining Performance Obligation

Contract liabilities represent accrued commission expense associated with the accrued insurance trailing commission contract assets. The Company does not have any contract liabilities representing revenues that will be recognized in future periods upon the satisfaction of any remaining performance obligations.
Practical Expedients

The following practical expedients available under the modified retrospective method were applied upon adoption of ASC 606:

1.	We applied the practical expedient outlined under ASC 606-10-65-1(h), and did not restate contracts that were completed contracts as of the date of initial application, i.e. January 1, 2018.

2.
We applied the practical expedient outlined under ASC 606-10-65-1(f)(4) and did not separately evaluate the effects of contract modifications. Instead, we reflect the aggregate effect of all the modifications that occurred before the initial application date, i.e. January 1, 2018.

3.
We applied the practical expedient outlined under ASC 606-10-10-4 that allows for the accounting for incremental costs of obtaining contracts at a portfolio level in order to determine the amortization period.

4.	We applied the practical expedient outlined under ASC 340-40-25-4 and did not capitalize the incremental costs to obtain a contract if the amortization period for the asset is one year or less.

Impacts on Financial Statements on January 1, 2018

The following table summarizes the impacts of ASC 606 adoption on the Company’s condensed consolidated

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

statement of financial condition as of January 1, 2018.

The Company adjusted notes receivable from financial advisors, net by reclassifying all of its forgivable loans to contract acquisition costs, net in the condensed consolidated statements of financial position. Previously, forgivable loans were amortized based on their legal terms, typically forgiven over periods ranging from 3 to 7 years as long as the associated independent financial advisor remained in compliance with the terms of the forgivable loan. Under ASC 606, the acquisition costs, net are amortized over the expected useful lives of the independent financial advisors’ relationship period with the Company.

The Company adjusted intangible assets, net by eliminating a portion of net intangible asset that was created through the Company’s acquisition of Highland in 2014. ASC 606 requires that, at the time of the initial sale of a policy, the Company must estimate the variable consideration (future renewal commissions) and determine the transaction price as the unconstrained net present value of expected future renewal commissions. As such, the Company accelerated the revenues recognized under its insurance policies and recorded an increase to other receivables, net that was offset by the partial elimination of the net intangible asset and an increase to commissions and fees payable.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Financial Condition

	As Reported	Adjustments			Adjusted
	December 31, 2017	Investment Banking	Insurance Renewals	Costs to obtain or fulfill a contract	January 1, 2018
ASSETS	(Audited)

Cash and cash equivalents	$172,103	—	—	—	$172,103
Securities owned, at fair value	3,881	—	—	—	3,881
Receivables from clearing brokers	48,543	—	—	—	48,543
Receivables from other broker-dealers	2,822	—	—	—	2,822
Notes receivable from financial advisors, net	47,369	—	—	(40,566)	6,803
Other receivables, net	60,707	(137)	58,786	—	119,356
Fixed assets, net	23,621	—	—	—	23,621
Restricted assets	760	—	—	—	760
Intangible assets, net	103,611	—	(23,645)	—	79,966
Goodwill	124,210	—	—	—	124,210
Contract acquisition costs, net	—	—	—	61,340	61,340
Cash surrender value of life insurance	12,711	—	—	—	12,711
Other assets	31,687	25	$—	—	31,712

Total assets	$632,025	$(112)	$35,141	$20,774	$687,828

LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, but not yet purchased, at fair value	$231	—	—	—	$231
Accrued compensation	33,343	(110)	—	—	33,233
Commissions and fees payable	67,221	—	29,395	—	96,616
Accounts payable and accrued liabilities	40,478	(104)	—	(1,133)	39,241
Deferred rent	2,151	—	—	—	2,151
Deferred income taxes	2,968	28	1,489	2,118	6,603
Deferred compensation liability	18,161	—	—	—	18,161
Accrued interest	232	—	—	—	232
Notes payable	96,849	—	—	—	96,849
Total liabilities	$261,634	$(186)	$30,884	$985	$293,317

Commitments and contingencies
Shareholders' equity:
Preferred stock	$2	—	—	—	$2
Common stock	20	—	—	—	20
Additional paid-in capital	520,135	—	—	—	520,135
Accumulated deficit	(149,778)	74	4,257	19,778	(125,669)

Total shareholders equity of the Company	370,379	74	4,257	19,778	394,488

Noncontrolling interest	12	—	—	11	23

Total shareholders' equity	370,391	74	4,257	19,789	394,511

Total liabilities and shareholders' equity	$632,025	$(112)	$35,141	$20,774	$687,828

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Impacts on Financial Statements at March 31, 2018

The following tables compare the reported condensed consolidated statement of financial condition and statement of operations as of and for the three months ending March 31, 2018, to the pro-forma amounts had the previous accounting standards been in effect:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Financial Condition

	As of March 31, 2018
	As Reported	Balances without the adoption of ASC 606	Effects of Change Higher/(Lower)
ASSETS

Cash and cash equivalents	$145,417	$145,417	$—
Securities owned, at fair value	4,104	4,104	—
Receivables from clearing brokers	55,842	55,842	—
Receivables from other broker-dealers	2,263	2,263	—
Notes receivable from financial advisors, net	6,522	57,038	(50,516)
Other receivables, net	122,154	60,231	61,923
Fixed assets, net	23,886	23,886	—
Restricted assets	760	760	—
Intangible assets, net	76,131	98,463	(22,332)
Goodwill	124,210	124,210	—
Contract acquisition costs, net	73,234	—	73,234
Cash surrender value of life insurance	12,691	12,691	—
Other assets	36,941	36,586	355

Total assets	$684,155	$621,491	$62,664

LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, but not yet purchased, at market value	$235	$235	$—
Accrued compensation	18,828	18,816	12
Commissions and fees payable	95,937	63,366	32,571
Accounts payable and accrued liabilities	52,205	51,874	331
Deferred rent	2,571	2,571	—
Deferred income taxes	6,532	2,631	3,901
Deferred compensation liability	18,340	18,340	—
Accrued interest	261	261	—
Notes payable	98,997	98,997	—
Total liabilities	$293,906	$257,091	$36,815

Commitments and contingencies
Sharedholders' equity:
Preferred stock	2	2	—
Common stock	20	20	—
Additional paid-in capital	510,409	510,409	—
Accumulated deficit	(120,206)	(146,044)	25,838

Total shareholders equity of the Company	390,225	364,387	25,838

Noncontrolling interest	24	13	11

Total shareholders' equity	390,249	364,400	25,849

Total liabilities and shareholders' equity	$684,155	$621,491	$62,664

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2018
	As Reported	Amounts without the adoption of ASC 606	Effects of Change Higher/(Lower)
Revenues:
Commissions	$163,286	$146,038	$17,248
Advisory fees	114,383	163,927	(49,544)
Investment banking	16,490	15,146	1,344
Principal transactions	167	193	(26)
Interest and dividends	787	781	6
Service fees	24,902	24,902	—
Other income	9,369	9,463	(94)
Total revenues	329,384	360,450	(31,066)
Expenses:
Commissions and fees	231,311	263,822	(32,511)
Compensation and benefits	47,249	47,486	(237)
Non-cash compensation	1,494	1,494	—
Brokerage, communication and clearance fees	5,319	5,071	248
Rent and occupancy, net of sublease revenue	2,493	2,493	—
Professional services	5,018	4,636	382
Interest	1,866	1,866	—
Depreciation and amortization	5,809	7,123	(1,314)
Acquisition-related expenses	913	913	—
Amortization of retention and forgivable loans	76	3,156	(3,080)
Amortization of contract acquisition costs	2,210	—	2,210
Other	17,929	18,071	(142)
Total expenses	321,687	356,131	(34,444)
Income before item shown below	7,697	4,319	3,378
Change in fair value of contingent consideration	(61)	(61)	—
Income before income taxes	7,636	4,258	3,378
Income tax expense	2,172	521	1,651
Net income	5,464	3,737	1,727
Net income attributable to noncontrolling interest	1	1	—
Net income attributable to the Company	$5,463	$3,736	$1,727
Dividends declared on preferred stock	(8,508)	(8,508)	—
Net loss available to common shareholders	$(3,045)	$(4,772)	$1,727

Net loss per common share available to common shareholders (basic)	$(0.02)	$(0.02)	$—
Net loss per common share available to common shareholders (diluted)	$(0.02)	$(0.02)	$—
Weighted average common shares used in computation of per share data:
Basic	195,898,794	195,898,794	—
Diluted	195,898,794	195,898,794	—

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

3. Fair Value of Assets and Liabilities
Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market or income approach are used to measure fair value.

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
The following tables present the carrying values and estimated fair values at March 31, 2018 and December 31, 2017 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	March 31, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$145,417	$145,417	$—	$145,417
Receivables from clearing brokers	55,842	—	55,842	55,842
Receivables from other broker-dealers	2,263	—	2,263	2,263
Notes receivables, net (1)	6,522	—	6,522	6,522
Other receivables, net	122,154	—	122,154	122,154
	$332,198	$145,417	$186,781	$332,198

Liabilities
Accrued compensation	$18,828	$—	$18,828	$18,828
Commissions and fees payable	95,937	—	95,937	95,937
Accounts payable and accrued liabilities (2)	50,449	—	50,449	50,449
Accrued interest	261	—	261	261
Notes payable, net (3)	98,997	—	100,732	100,732
	$264,472	$—	$266,207	$266,207

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $1,756.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	December 31, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$172,103	$172,103	$—	$172,103
Receivables from clearing brokers	48,543	—	48,543	48,543
Receivables from other broker-dealers	2,822	—	2,822	2,822
Notes receivables, net (1)	47,369	—	47,369	47,369
Other receivables, net	60,707	—	60,707	60,707
	$330,953	$172,103	$158,850	$330,953

Liabilities
Accrued compensation	$33,343	$—	$33,343	$33,343
Commissions and fees payable	67,221	—	67,221	67,221
Accounts payable and accrued liabilities (2)	38,374	—	38,374	38,374
Accrued interest	232	—	232	232
Notes payable, net (3)	96,849	—	99,129	99,129
	$236,019	$—	$238,299	$238,299

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,104.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.
The following tables present the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	March 31, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$463	$463	$—	$—	$463
Debt securities	1,935	—	1,935	—	1,935
Common stock and warrants	1,706	830	876	—	1,706
Total	$4,104	$1,293	$2,811	$—	$4,104

Liabilities
Contingent consideration payable	$1,756	$—	$—	$1,756	$1,756
Debt securities	200	—	200	—	200
Common stock and warrants	35	35	—	—	35
Total	$1,991	$35	$200	$1,756	$1,991

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	December 31, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$568	$568	$—	$—	$568
Debt securities	1,918	—	1,918	—	1,918
Common stock and warrants	1,395	765	630	—	1,395
Total	$3,881	$1,333	$2,548	$—	$3,881

Liabilities
Contingent consideration payable	$2,104	$—	$—	$2,104	$2,104
Debt securities	151	—	151	—	151
Common stock and warrants	80	80	—	—	80
Total	$2,335	$80	$151	$2,104	$2,335

As of March 31, 2018 and December 31, 2017, approximately $3,239 and $3,265, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of March 31, 2018 and December 31, 2017, the fair values of the warrants were $717 and $475, respectively, and are included in common stock and warrants (Level 2) above.

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

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

Fair value of contingent consideration as of December 31, 2016	$7,144
Payments	(5,021)
Change in fair value of contingent consideration	(19)
Fair value of contingent consideration as of December 31, 2017	$2,104
Payments	(409)
Change in fair value of contingent consideration	61
Fair value of contingent consideration as of March 31, 2018	$1,756

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

4. Intangible Assets

At March 31, 2018 and December 31, 2017, intangible assets subject to amortization consisted of the following:

		March 31, 2018		December 31, 2017
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$19,837	$25,563	$19,020
Relationships with financial advisors	14.7	117,995	52,261	117,995	49,925
Covenants not-to-compete	3.9	6,421	5,858	6,421	5,732
Trade names	7.7	16,910	12,802	16,910	12,245
Renewal revenue (1)	7.9	—	—	41,381	17,737
Total		$166,889	$90,758	$208,270	$104,659

(1) Due to the adoption of ASC 606 on January 1, 2018, the Company eliminated the renewal revenue intangible asset, net that was created through the Company's acquisition of Highland in 2014. See Note 2 for further information.

Aggregate amortization expense for the three months ended March 31, 2018 and 2017 amounted to $3,835 and $5,486, respectively. The weighted-average amortization period for total amortizable intangibles at March 31, 2018 is 10.09 years. As of March 31, 2018, the remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remainder of 2018	$11,372
2019	11,732
2020	10,145
2021	5,432
2022	5,432
2023 - 2039	32,018
$76,131

5. Notes Receivable from Financial Advisors

From time to time, the Company’s subsidiaries may make loans to their financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest of up to 10.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2025. The notes are amortized over the forgiveness period which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of March 31, 2018 and December 31, 2017, the allowance amounted to $1,283 and $1,208, respectively.
Due to the adoption of ASC 606 on January 1, 2018, the Company reclassified notes receivable balances on forgivable loans of $40,566 to contract acquisition costs, net in the condensed consolidated statements of financial condition. See Note 2 for further information.

6. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at March 31, 2018, each had a $250 minimum net capital requirement.

At March 31, 2018, Securities America had regulatory net capital of $14,103, Triad had regulatory net capital of $6,983, Investacorp had regulatory net capital of $8,633, KMS had regulatory net capital of $6,113, SSN had regulatory net capital of $5,699 and Ladenburg had regulatory net capital of $21,040.

Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At March 31, 2018, Premier Trust had stockholders’ equity of $1,980, including at least $250 in cash.

7. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2018, the estimated annual effective tax rate for 2018 (exclusive of discrete items) is approximately 30.4% of projected pre-tax income. Our estimated annual tax expense consists of a provision for federal and state and local income taxes.

For the three months ended March 31, 2018, the Company recorded an income tax expense of $2,172 on pre-tax income of $7,636. The estimated annual effective tax rate is higher than the statutory rate of 21% related primarily to state and local taxes and certain non-deductible expenses.

For the three months ended March 31, 2017, the Company recorded an income tax benefit of $839 on a pre-tax loss of $4,518.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of March 31, 2018, the Company concluded that its deferred tax assets were realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses.

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)”. Upon adoption, the Company recorded a net deferred tax liability of $3,600 with an offset to retained earnings. The valuation allowance release as a result of ASC 606 was $3,592. This resulted in a remaining valuation allowance of $1,929, offsetting certain separate state net operating losses.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying GAAP in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

The Company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. To date, no revisions have had to be made to these estimates.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

8.	Notes Payable

Notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Notes payable to clearing firm under forgivable loans	$2,143	$2,143
Note payable under subsidiary's term loan with bank	5,925	6,563
Note payable under subsidiary's revolver with bank	185	216
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS' former shareholders, net of $67 and $98 of unamortized discount in 2018 and 2017, respectively	1,478	1,958
Notes payable to SSN's former shareholders, net of $244 and $326 of unamortized discount in 2018 and 2017, respectively	4,887	6,074
Senior Notes	81,059	76,569
Less: Unamortized debt issuance costs	(3,418)	(3,412)
Total	$98,997	$96,849

The Company estimates that the fair value of notes payable was $100,732 at March 31, 2018 and $99,129 at December 31, 2017 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of March 31, 2018, the Company was in compliance with all covenants in its debt agreements.

In May 2018, five of the Company’s broker-dealers entered into a six-year extension of their clearing agreements with National Financial Services LLC (“NFS”). In connection with the extensions, the Company entered into a termination of the forgivable loan agreement with NFS whereby the remaining balance of the principal and interest (approximately $2,222) on the loan was forgiven.

At March 31, 2018, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder. The revolving credit agreement matures on August 25, 2021.

On April 21, 2017, Securities America Financial Corporation ("SAFC") entered into an amended and restated loan agreement with a financial institution. The loan agreement modified the interest rate for new loans under SAFC's revolving credit facility to prime plus 2.25%. As of March 31, 2018, SAFC had $1,000 of availability under the revolving credit facility. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000 subject to certain conditions. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by the assets of SAFC and Securities America Advisors, Inc.

On November 21, 2017, the Company sold $72,500 principal amount of its 6.5% senior notes due November 2027 ("Senior Notes"). Interest on the Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the Senior Notes in whole or in part on or after November 30, 2020, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On December 12, 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of the Senior Notes, which resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313, including $1,187 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In February 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional Senior Notes in an "at the market" offering. During the three months ended March 31, 2018, the Company sold $4,536 principal amount of Senior Notes pursuant to the "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

9. Commitments and Contingencies

Litigation and Regulatory Matters

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, and the underwriters of ARCP’s May 2014 $1,656,000 common stock offering (“May 2014 Offering”) and three prior note offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 2014 Offering and as one of eight underwriters of ARCP’s July 2013 offering of $300,000 in convertible notes. The complaint alleges, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In June 2016, the court denied the underwriters’ motions to dismiss the complaint. In August 2017, the court granted the plaintiffs’ motion for class certification. Ladenburg intends to vigorously defend against these claims.

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

In January 2016, an amended complaint was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors. The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. In April 2018, the court granted the defendants’ motions to dismiss the second amended complaint with prejudice and entered final judgment for the defendants.

During the period from May 2016 to July 2017, five arbitration claims were filed against Ladenburg by former customers concerning purported unauthorized trading, excessive trading and mishandling of their accounts by a former Ladenburg registered representative, and asserting compensatory damages in excess of $5,400. In July, October and December 2017, settlements were reached resolving four of the claims; the amount paid by Ladenburg in connection with these settlements was not material. The total amount of compensatory damages asserted in connection with the remaining claim is $300. Ladenburg intends to vigorously defend against this claim.

SEC examination reports provided to Triad and Securities America Advisors, Inc. in May and August 2016, respectively, asserted that the firms had acted inconsistently with their fiduciary duties (including the requirement to seek best execution) in recommending and selecting mutual fund share classes that paid 12b-1 fees where lower cost share classes also were available in those same funds. The SEC also asserted that the firms’ disclosures of potential conflicts of interest and compensation related to the mutual fund share classes that paid 12b-1 fees were insufficient. Triad revised its disclosures and completed restitution to its affected clients in 2016. On April 6, 2018, the SEC issued an order against Securities America Advisors on consent that includes a cease and desist order and imposes remedial sanctions of disgorgement, prejudgment interest, and a fine; the combined total amount is $5,800, which has previously been reserved.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

In February 2018 the SEC announced a Share Class Selection Disclosure Initiative (“Initiative”) to encourage registered investment advisory firms to self-report failures to disclose conflicts of interest to clients concerning the selection of mutual fund share classes that paid fees pursuant to Rule 12b-1 of the Investment Company Act of 1940 for the period 2014-2016. Under the Initiative, the SEC will require self-reporting firms, among other things, to disgorge to clients the 12b-1 fees received during the relevant period when lower-cost share classes were available. The Company's investment advisory subsidiaries are reviewing their disclosures to clients during the relevant time period and the amounts of Rule 12b-1 fees received to determine whether to self-report under the Initiative by the June 12, 2018 deadline.

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

The Company had accrued liabilities in the amount of approximately $8,821 at March 31, 2018 and $$6,902 at December 31, 2017 for certain pending matters which are included in accounts payable and accrued liabilities. During the three months ended March 31, 2018 and March 31, 2017, the Company charged $2,572 and $143, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Operating Leases

At March 31, 2018, the Company was obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $71,926, through January 2032.

Highland is obligated under a new lease office agreement effective March 1, 2018 providing for payments of $183 through February 28, 2023.

In connection with an office lease entered into in March 2016, Securities America has exercised an option to lease additional office space, which has not yet been constructed, for 12 years and, would require the payment of an estimated average annual rent of $2,000, subject to certain adjustments. The Company currently expects that this lease would commence in 2020 upon completion of the construction. Such estimated rent amounts are included in the total minimum lease payments above.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by three clearing brokers. At March 31, 2018, the amount due from these clearing brokers was $55,842, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of March 31, 2018, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the fair values of the related securities, and such entities will incur a loss if, at the time of purchase, the fair value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

11. Shareholders’ Equity

Repurchase Program

In March 2007, the Company’s board of directors authorized the repurchase of up to 2,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. In each of October 2011, November 2014 and November 2016, the board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. Since inception through March 31, 2018, 19,635,615 shares of common stock have been repurchased for $50,343 under the program and have been retired, including the repurchase of 285,400 shares for $932 during the three months ended March 31, 2018. As of March 31, 2018, 7,864,385 shares remained available for purchase under the program.

Stock Compensation Plans

As of March 31, 2018, there was $1,192 of unrecognized compensation cost for stock-based compensation related to options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis are approximately 1.13 years for all grants.

Options were exercised to purchase 684,669 shares of the Company’s common stock during the three months ended March 31, 2018, for which the intrinsic value on dates of exercise was $1,021.

Restricted stock granted during the three months ended March 31, 2018 was as follows:

Grant Date	Final Vesting Date	Shares	Fair Value (1)
January 12, 2018 (2)	January 12, 2022	1,460,000	$4,687
January 22, 2018 (2)	January 22, 2022	245,000	$762
January 29, 2018 (2)	January 29, 2022	25,000	$78
March 7, 2018 (2)	March 7, 2022	125,000	$425
		1,855,000	$5,952

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

As of March 31, 2018, there was $10,631 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $5,597 related to the 2018 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 3.00 years for all grants and approximately 3.80 years for the 2018 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,487 for the three months ended March 31, 2018.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Stock-based compensation for consultants and independent financial advisors was $7 for the three months ended March 31, 2018. In the three months ended March 31, 2018, 380,367 shares were surrendered to cover payment of exercise prices and taxes.

Capital Stock

No shares of Series A Preferred Stock were sold pursuant to the Company's “at the market” offering programs during the three months ended March 31, 2018.

For the three months ended March 31, 2018, the Company paid dividends of $8,508, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share. In September 2017, the Company began a quarterly cash dividend on its common stock. During the three months ended March 31, 2018, the Company paid a quarterly dividend of $0.01 per share on its outstanding common stock, totaling $1,960 of dividends on its common stock during the period.

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

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended March 31,
	2018	2017
Basic weighted-average shares	195,898,794	192,270,615
Effect of dilutive securities:
Options to purchase common stock	—	—
Warrants to purchase common stock	—	—
Dilutive potential common shares	—	—
Weighted average common shares outstanding and dilutive potential common shares	195,898,794	192,270,615

For the three months ended March 31, 2018, options to purchase 28,415,341 shares of common stock and 4,249,645 unvested restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

For the three months ended March 31, 2017, options and warrants to purchase 38,670,087 shares of common stock and 3,112,719 unvested restricted shares of common stock were not included in the diluted computation as the effect would have been anti-dilutive.

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs, change in fair value of contingent consideration related to acquisitions, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance costs and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as amortization of retention and forgivable loans, amortization of contract acquisition costs and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

Segment information for the three months ended March 31, 2018 and 2017 was as follows:

Three Months Ended March 31, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$275,529	$22,314	$31,060	$481		$329,384
Income (loss) before income taxes	10,680	4,313	(131)	(7,226)	(1)	7,636
EBITDA, as adjusted (3)	20,011	4,651	441	(4,939)		20,164
Identifiable assets (2)	468,800	46,960	87,257	81,138		684,155
Depreciation and amortization	5,452	112	242	3		5,809
Interest	287	35	168	1,376		1,866
Capital expenditures	2,095	90	54	—		2,239
Non-cash compensation	310	176	57	951		1,494

Three Months Ended March 31, 2017
Revenues	$265,841	$11,865	$12,301	$284		$290,291
Income (loss) before income taxes	3,594	(520)	(2,515)	(5,077)	(1)	(4,518)
EBITDA, as adjusted (3)	11,735	113	(443)	(3,915)		7,490
Identifiable assets (2)	417,972	35,770	50,611	19,695		524,048
Depreciation and amortization	5,450	163	1,804	15		7,432
Interest	236	—	168	73		477
Capital expenditures	2,188	133	33	39		2,393
Non-cash compensation	268	158	62	941		1,429

(1)	Includes interest expense, compensation, professional fees, and other general and administrative expenses related to the Corporate segment.

(2)	Identifiable assets are presented as of the end of the period.

(3)	The following table reconciles income (loss) before income taxes for the three months ended March 31, 2018 and 2017 to EBITDA, as adjusted.

	Three Months Ended March 31,
	2018	2017
Income (loss) before income taxes	$7,636	$(4,518)
Adjustments:
Interest income	(370)	(102)
Change in fair value of contingent consideration	61	(152)
Interest expense	1,866	477
Depreciation and amortization	5,809	7,432
Non-cash compensation expense	1,494	1,429
Amortization of retention and forgivable loans	76	1,591
Amortization of contract acquisition costs	2,210	—
Financial advisor recruiting expense	87	868
Acquisition-related expense	913	176
Loss attributable to noncontrolling interest	(1)	5
Other (1)	383	284
EBITDA, as adjusted	$20,164	$7,490

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$20,011	$11,735
Ladenburg	4,651	113
Insurance Brokerage	441	(443)
Corporate	(4,939)	(3,915)
Total segments	$20,164	$7,490

(1)
Includes severance costs of $88, excise and franchise tax expense of $153 and compensation expense that may be paid in stock of $142 for the three months ended March 31, 2018. Includes excise and franchise tax expense of $141 and compensation expense that may be paid in stock of $143 for the three months ended March 31, 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands, except share and per share data)

Overview

We are a diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America (“Securities America”), Triad Advisors (“Triad”), Securities Service Network (“SSN”), Investacorp (“Investacorp”), KMS Financial Services (“KMS”), Ladenburg Thalmann & Co. (“Ladenburg”), Ladenburg Thalmann Asset Management (“LTAM”), Premier Trust (“Premier Trust”), Highland Capital Brokerage (“Highland”) and Ladenburg Thalmann Annuity Insurance Services ("LTAIS"). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

Recent Developments

Senior Note Offerings

During the three months ended March 31, 2018, we entered into a note distribution agreement under which we may sell additional 6.5% senior notes due 2027 ("Senior Notes"), from time to time pursuant to an "at the market" offering. In the first quarter of 2018, we issued $4,536 principal amount of Senior Notes.

Common Stock Repurchases

During the three months ended March 31, 2018, we repurchased and retired an aggregate of 534,697 shares of our common stock for $1,729, including 285,400 shares repurchased under our stock repurchase program, representing an average price per share of $3.23.

Common Stock Dividend

On August 8, 2017, our board of directors initiated a quarterly cash dividend of $0.01 per share on outstanding shares of our common stock, with $1,928 paid in September 2017, $1,952 paid in December 2017 and $1,960 paid in March 2018.

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

During the three years ended March 31, 2018, we did not incur any indebtedness related to acquisitions. As of March 31, 2018, $13,414 of indebtedness related to acquisitions was outstanding.

Critical Accounting Policies

Except as set forth below, there have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2017. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018, using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of shareholders' equity and other affected accounts at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the accounting standards in effect for prior periods.

The adoption of ASC 606 will, among other things, impact the recognition of revenue in both our independent advisory and brokerage services and insurance brokerage segments. Certain independent financial advisors conduct their advisory business through their own registered investment advisory ("RIA") firm, or Hybrid RIA, rather than using one of our corporate RIA subsidiaries. Historically, we have generally recognized advisory fee revenue on a gross basis based on the fees charged by the RIAs to their clients. Commencing in 2018, with the adoption of ASC 606, we will no longer recognize revenue on a gross basis where the clients’ assets are held by these independent entities, or Hybrid RIAs, which has primary client fiduciary duty under the Investment Advisors Act. In those circumstances, we will recognize the associated advisory revenues on a net basis (after deducting the advisor’s compensation). We also collect certain administrative fees for value-added services provided to Hybrid RIAs. Accordingly, our reported advisory revenue and the independent advisor's compensation in our independent advisory and brokerage services segment are materially lower in 2018 as compared to the prior year periods as a result of the adoption of ASC 606, and that reported advisory revenue growth may lag behind the overall growth rate of advisory assets.

At our insurance brokerage segment, the adoption of ASC 606 resulted in a material increase in reported insurance commission revenues. Historically, commissions on insurance policies were recognized on a gross or net basis based on how the commissions were received from the insurance carrier. Where the carrier paid us the full commission, and we remitted to the independent producer its portion of the commission, the gross amount of the commission was recognized by us. However, as was more frequently the case, where the carrier paid the independent producer directly and remitted to us only our portion of the commission, we recorded the commission revenue on a net basis (after giving effect to the payment to the producer). With the adoption of ASC 606, we will report all insurance commission revenue on a gross basis, regardless of the method of payment by the carrier.

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for those promised goods or services.

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

The following table includes a reconciliation of net income (loss) attributable to the Company as reported to EBITDA, as adjusted, for the periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Total revenues	$329,384	$290,291
Total expenses	321,687	294,961
Income (loss) before income taxes	7,636	(4,518)
Net income (loss) attributable to the Company	5,463	(3,674)

Reconciliation of net income (loss) attributable to the Company to EBITDA, as adjusted:
Net income (loss) attributable to the Company	$5,463	$(3,674)
Less:
Interest income	(370)	(102)
Change in fair value of contingent consideration	61	(152)
Add:
Interest expense	1,866	477
Income tax expense (benefit)	2,172	(839)
Depreciation and amortization	5,809	7,432
Non-cash compensation expense	1,494	1,429
Amortization of retention and forgivable loans	76	1,591
Amortization of contract acquisition costs	2,210	—
Financial advisor recruiting expense	87	868
Acquisition-related expense	913	176
Other (1) (2)	383	284
EBITDA, as adjusted	$20,164	$7,490

(1)	Includes severance costs of $88, excise and franchise tax expense of $153 and compensation expense that may be paid in stock of $142 for the three months ended March 31, 2018.

(2)	Includes excise and franchise tax expense of $141 and compensation expense that may be paid in stock of $143 for the three months ended March 31, 2017.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs, change in fair value of contingent consideration related to acquisitions, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance costs and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions.

We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as amortization of retention and forgivable loans, amortization of contract acquisition costs, and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

EBITDA, as adjusted, for the three months ended March 31, 2018 was $20,164, an increase of $12,674 (169%), from EBITDA, as adjusted, of $7,490 for the first quarter of 2017. This increase was due to increases in EBITDA, as adjusted, in each of our operating segments. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $8,276 (71%) on increased revenue of $9,688 (4%). EBITDA, as adjusted, in our Ladenburg segment increased by $4,538 (4,016%) on increased revenue of $10,449 (88%). EBITDA, as adjusted, in our insurance brokerage segment increased by $884 on increased revenue of $18,759 (152%), due in part to the impact of the adoption of ASC 606.

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
.

	Three Months Ended March 31,
	2018	2017
Revenues:
Independent advisory and brokerage services	$275,529	$265,841
Ladenburg	22,314	11,865
Insurance Brokerage	31,060	12,301
Corporate	481	284
Total revenues	$329,384	$290,291

Income (loss) before income taxes:
Independent advisory and brokerage services	$10,680	$3,594
Ladenburg	4,313	(520)
Insurance Brokerage	(131)	(2,515)
Corporate(1)	(7,226)	(5,077)
Total income (loss) before income taxes	$7,636	$(4,518)

EBITDA, as adjusted:
Independent advisory and brokerage services	$20,011	$11,735
Ladenburg	4,651	113
Insurance Brokerage	441	(443)
Corporate	(4,939)	(3,915)
Total EBITDA, as adjusted(2)	$20,164	$7,490

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses related to the Corporate segment.

(2)	See Note 14 to our condensed consolidated financial statements for a reconciliation of EBITDA, as adjusted, to income (loss) before income taxes.

Three months ended March 31, 2018 versus three months ended March 31, 2017

For the quarter ended March 31, 2018, we had net income attributable to the Company of $5,463 as compared to net loss attributable to the Company of $3,674 for the quarter ended March 31, 2017, primarily due to increased revenues. The increase of $39,093 (13%) in total revenues was partially offset by a $26,726 (9%) increase in total expenses.

Our total revenues for the three months ended March 31, 2018 increased by $39,093 (13%) from the 2017 period, primarily attributable to increases in commissions, investment banking revenues and service fees, partially offset by lower advisory revenue due to the change in accounting for revenues under ASC 606. First quarter 2018 revenues included increases in commissions of $33,236, investment banking revenue of $10,001, service fees of $6,346, other income of $2,131 and interest and dividends of $152, partially offset by a decrease in advisory fees of $12,620. Our independent advisory and brokerage services segment revenues increased by $9,688 (4%) from the 2017 period, mainly as a result of increased commissions, service fees and other income. Our Ladenburg segment revenues in the first quarter of 2018 increased by $10,449 (88%) from the comparable 2017 quarter driven by increases in equity capital raising and strategic advisory services. Our insurance brokerage segment revenues increased by $18,759 (152%) due to increased commissions from institutional accounts as compared to the prior-year period and the change in accounting for insurance commissions revenue under ASC 606.

Our total expenses for the three months ended March 31, 2018 increased by $26,726 (9%) as compared to the 2017 period, mostly driven by increases of $16,370 (111%), $5,616 (45%) and $2,394 (1%) in our insurance brokerage, Ladenburg and independent advisory and brokerage services segments, respectively.

First quarter 2018 expenses included increases in commissions and fees expense of $12,577, compensation and benefits expense of $8,124, other expenses of $3,012, amortization of contract acquisition costs of $2,210, interest expense of $1,389, professional services expense of $895, brokerage, communication and clearance fee expense of $754 and acquisition-related expenses of $737, partially offset by a decrease in depreciation and amortization of $1,623 and amortization of retention and forgivable loans of $1,515.

Commissions revenue for the three months ended March 31, 2018 increased by $33,236 (26%) as compared to the 2017 period, primarily attributable to an increase in sales of variable annuity, mutual fund, fixed income and equity products, partially offset by lower sales of alternative investments during the three months ended March 31, 2018 as compared to the prior-year period. Commissions revenue in our independent advisory and brokerage services segment increased by $14,406 (13%) for the 2018 first quarter as compared to the 2017 first quarter. Commissions revenue in our insurance brokerage segment increased by $18,580 (158%) from the comparable 2017 quarter due to increased commissions from institutional accounts and the change in accounting for insurance commissions revenue under ASC 606. Our Ladenburg segment commissions revenue increased by $251 (9%) for the first quarter of 2018 as compared to the prior-year period.

Advisory fee revenue for the three months ended March 31, 2018 decreased by $12,620 (10%) as compared to the 2017 period primarily due to the change in accounting for revenues under ASC 606. Beginning in 2018, we no longer recognize advisory revenue on a gross basis when the client's assets are held at a Hybrid RIA. We will recognize these revenues on a net basis (after deducting the advisors' compensation), but will record administrative fees for value- added services provided to Hybrid RIAs. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at March 31, 2018 increased by 22% as compared to March 31, 2017. Total advisory assets under management at March 31, 2018 were approximately $73,600,000 as compared to $60,300,000 at March 31, 2017. We expect that future advisory revenue growth may lag behind the overall growth rate of advisory assets due to the adoption of ASC 606.

The $10,001 (154%) increase in investment banking revenue for the three months ended March 31, 2018 as compared to the 2017 period was primarily driven by a $9,273 increase in capital raising revenue and a $729 increase in strategic advisory services revenue as compared to the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services.

Revenue from capital raising activities was $14,579 for the 2018 first quarter as compared to $5,307 for the 2017 first quarter, resulting from a significant increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $1,911 in the first quarter of 2018 as compared to $1,182 in the comparable 2017 quarter.

The $153 (48%) decrease in principal transactions revenue for the three months ended March 31, 2018 as compared to the 2017 period was primarily attributable to our Ladenburg segment, which had a decrease of $138 due to a decline in the market value of the firm's investments.

The $152 (24%) increase in interest and dividends revenue for the three months ended March 31, 2018 as compared to the 2017 period was primarily driven by higher interest rates in the 2018 period.

The $6,346 (34%) increase in service fees revenue for the three months ended March 31, 2018 as compared to the 2017 period was primarily due to increases in revenue from our cash sweep programs of $7,155, partially offset by lower trading services and fees of $1,536. Service fees revenue from our cash sweep programs was $10,254 in the first quarter of 2018 as compared to $3,099 in the 2017 period reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of service fees revenue from our cash sweep programs are dependent upon prevailing interest rates and cash asset levels. At March 31, 2018, client assets included cash balances of approximately $4,595,000, including approximately $4,196,000 participating in our cash sweep programs. We implemented a new cash sweep program in the first quarter of 2018 for eligible advised IRA accounts. We expect the implementation of this program will result in an increase in service fees revenue for 2018 assuming constant asset levels.

The $2,131 (29%) increase in other income for the three months ended March 31, 2018 as compared to the 2017 period was primarily attributable to growth incentive payments received of $2,764 from one of our clearing firms in the current quarter in our independent advisory and brokerage services segment, partially offset by a decrease of $635 in deferred compensation investment revenue.

The $12,577 (6%) increase in commissions and fees expense for the three months ended March 31, 2018 as compared to the 2017 period was directly correlated to the increase in commissions revenue in our independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earned increased compensation based on the higher revenues produced.

The $8,124 (21%) increase in compensation and benefits expense for the three months ended March 31, 2018 as compared to the 2017 period was attributable to an increase of $4,332 in our Ladenburg segment, an increase of $2,190 in our independent advisory and brokerage services segment, an increase of $536 in our insurance brokerage segment and an increase of $1,066 in our corporate segment. Revenue driven compensation in our Ladenburg segment increased by $2,952 and the increase in salaries and benefits in our independent brokerage and advisory services segment was due to the headcount increase of 8% from the prior-year period as a result of business expansion.

The $65 (5%) increase in non-cash compensation expense for the three months ended March 31, 2018 as compared to the 2017 period was primarily attributable to an increase in our independent advisory and brokerage services segment of $42, our Ladenburg segment of $18 and our corporate segment of $10, partially offset by a decrease of $5 in our insurance brokerage segment.

The $754 (17%) increase in brokerage, communication and clearance fees expense for the three months ended March 31, 2018 as compared to the 2017 period was driven primarily by an increase of $608 in our independent advisory and brokerage services segment and $137 in our Ladenburg segment due to increased brokerage activity. We expect that brokerage, communication and clearance fee expense will benefit in future periods for credits we expect to receive from one of our clearing firms.

The $101 (4%) increase in rent and occupancy expense, net of sublease revenue, for the three months ended March 31, 2018 as compared to the 2017 period was primarily attributable to increases of $251 in our independent advisory and brokerage services segment, partially offset by a decrease of $158 in our Ladenburg segment.

The $895 (22%) increase in professional services expense for the three months ended March 31, 2018 as compared to the 2017 period primarily was due to higher legal expenses. We incurred increases in our Ladenburg segment of $949 and corporate segment of $513, partially offset by decreases in our independent advisory and brokerage services segment of $514 and $53 in our insurance brokerage segment.

The $1,389 (291%) increase in interest expense for the three months ended March 31, 2018 as compared to the 2017 period primarily resulted from an increased average debt balance due to the issuance of Senior Notes in the fourth quarter of 2017 and first quarter of 2018 and higher interest rates. Our average outstanding debt balance was approximately $96,639 for the first quarter of 2018 as compared to $25,054 for the first quarter of 2017. The average interest rate was 7% for the three months ended March 31, 2018 as compared to 5.4% for the comparable 2017 period. Our outstanding debt balance as of March 31, 2018 included $6,738, $1,545 and $5,131 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively.

The $1,623 (22%) decrease in depreciation and amortization expense for the three months ended March 31, 2018 as compared to the 2017 period was primarily driven by a decrease of $1,562 in our insurance brokerage segment segment due to the reclassification of the renewal intangible for insurance commissions to other receivables based on the adoption of ASC 606.

The $737 (419%) increase in acquisition-related expense for the three months ended March 31, 2018 as compared to the 2017 period was primarily due to higher expenses in our independent advisory and brokerage services segment related to temporary help and overtime compensation related to newly-recruited advisors.

The $1,515 (95%) decrease in amortization of retention and forgivable loans for the three months ended March 31, 2018 as compared to the 2017 period was driven by the reclassification of notes receivable to contract acquisition costs due to the adoption of ASC 606.

The $2,210 increase in amortization of contract acquisition costs for the three months ended March 31, 2018 as compared to the 2017 period was due to the change in accounting for revenues under ASC 606 related to costs to obtain a contract with a customer.

The $3,012 (20%) increase in other expense for the three months ended March 31, 2018 as compared to the 2017 period was primarily driven by increases at our independent advisory and brokerage services segment of $2,892. Our Ladenburg segment experienced an increase of $385 and other expense in our insurance brokerage segment increased by $317, partially offset by a decrease at our corporate segment of $582.

The total increase in other expense was primarily attributable to increases in legal settlement of $2,429, computer and software expenses of $230, advertising of $152, travel and entertainment of $147 and charitable contributions of $112, partially offset by a decrease in deferred compensation expense of $655.

We had an income tax expense of $2,172 for the three months ended March 31, 2018 as compared to an income tax benefit of $839 in the comparable 2017 period.

As of March 31, 2018, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses. Prior to March 31, 2018, we maintained a full valuation allowance against all of our net deferred tax assets. The income tax provision includes a provision for federal, state and local income taxes. See Note 7 to our condensed consolidated financial statements.

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate of 21% for the 2018 period primarily related to state and local taxes and certain non-deductible expenses.

The effective tax rate differs from the federal statutory income tax rate of 35% for the 2017 period primarily related to tax amortization of indefinite-lived intangibles including goodwill, federal alternative minimum tax and state and local income taxes.

Liquidity and Capital Resources

Approximately 30% and 36% of our total assets at March 31, 2018 and December 31, 2017, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At March 31, 2018, each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg was subject to a $250 minimum net capital requirement.

At March 31, 2018, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $14,103, Triad $6,983, Investacorp $8,633, KMS $6,113, SSN $5,699 and Ladenburg $21,040. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At March 31, 2018, Premier Trust had stockholders’ equity of $1,980, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. We believe that we have adequate cash and regulatory capital to fund our current level of operating activities through May 2019.

We entered into an equity distribution agreement under which we may sell up to 8,000,000 shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). During the three months ended March 31, 2018, we did not sell any shares of Series A Preferred Stock pursuant to the “at the market” offering. As of March 31, 2018, we had remaining 6,832,841 shares of Series A Preferred Stock available for sale under such equity distribution agreement.

In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of our Senior Notes in an “at the market” offering under Rule 415 under the Securities Act. During the three months ended March 31, 2018, the Company sold $4,536 principal amount of Senior Notes pursuant to the "at the market" offering.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either March 31, 2018 or December 31, 2017. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of March 31, 2018.

Cash used by operating activities for the three months ended March 31, 2018 was $15,164, which primarily consisted of our net income of $5,464 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, increases in receivables from clearing brokers, contract acquisition costs, other assets, other receivables, as well as, decreases in accrued compensation partially offset by increases in accounts payable.

Cash used in operating activities for the three months ended March 31, 2017 was $10,823, which primarily consisted of our net loss of $3,679 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, increases in receivables from clearing brokers, receivables from other broker dealers, notes receivable from financial advisors, net, other receivables, net, cash surrender value of life insurance and other assets, as well as, decreases in securities sold, but not yet purchased at fair value and accrued compensation, partially offset by decreases in securities owned at market value, increases in commissions and fees payable and accounts payable and accrued liabilities.

During 2017, we experienced a significant growth in the level of recruitment of independent financial advisors and our subsidiaries issued approximately $27,000 of loans to newly-recruited financial advisors to assist in the transition process. During the first quarter of 2018, we funded approximately an additional $13,000 of loans to newly-recruited financial advisors. These loans are generally forgivable over a three-to-seven year period subject to certain restrictions.

Investing activities used $2,239 for the three months ended March 31, 2018 primarily due to the purchase of furniture, equipment and leasehold improvements. Investing activities used $2,393 for the three months ended March 31, 2017, primarily due to the purchase of furniture, equipment and leasehold improvements.

Financing activities used $9,283 for the three months ended March 31, 2018, primarily due to the payment of $8,508 of dividends on our Series A Preferred Stock, $1,960 of dividends on our common stock, $1,729 used for common stock repurchases and retirements and $2,448 in payments of outstanding indebtedness that included a $1,269 repayment of outstanding notes related to the SSN acquisition, a $510 repayment of outstanding notes related to the KMS acquisition and $669 of bank loan and revolver repayments. This was partially offset by $4,385 from the issuance of Senior Notes and $1,014 from the issuance of common stock upon option exercises and under our employee stock purchase plan.

Financing activities used $10,071 for the three months ended March 31, 2017, primarily due to payment of $7,924 of dividends on our Series A Preferred Stock, $604 used for common stock repurchases and retirements and $1,967 in payments of outstanding indebtedness that included a $1,247 repayment of outstanding notes related to the SSN acquisition, a $501 repayment of outstanding notes related to the KMS acquisition and $219 of bank loan and revolver payments. This was partially offset by $452 from the issuance of common stock upon option exercises and under our employee stock purchase plan.

At March 31, 2018, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $71,926, through January 2032. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $99 through February 2020.

In connection with an office lease entered into in March 2016, a subsidiary has exercised an option to lease additional office space, which has not yet been constructed, for 12 years and would require the payment of an estimated average annual rent of $2,000, subject to certain adjustments. The Company currently expects that this lease would commence in 2020 upon the completion of the construction. Such estimated rent amounts are included in the total minimum lease payments above.

On November 4, 2011, National Financial Services LLC (“NFS”) provided us with a seven-year, $15,000 forgivable loan. Interest on the loan accrued at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. Upon meeting annual revenue targets, principal and interest, respectively, of $2,143 and $295 in 2017, $2,143 and $408 in 2016 and $2,143 and $525 in 2015 were forgiven and included in other income and the outstanding balances under the 2011 forgivable loan was reduced to $2,143.

In May 2018, five of our broker-dealer subsidiaries entered into a six-year extension of their clearing agreements with NFS. In connection with the extension, we entered into a termination of the NFS forgivable loan agreement whereby the remaining balance of the principal and interest (approximately $2,222) on the loan was forgiven. This amount will be included in other income in the second quarter of 2018.

In July 2016, as part of an amendment to a clearing agreement between one of our broker-dealer subsidiaries and its clearing firm, the clearing firm has agreed to provide a credit of $2,250 in July 2018. We have reflected the expense reduction ratably in our financial statements.

On November 21, 2017, we sold $72,500 principal amount of our 6.5% senior notes due November 2027. Interest on the Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the Senior Notes in whole or in part on or after November 30, 2020, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. As of December 31, 2017, the underwriters exercised their option to purchase an additional $3,906 principal amount of the Senior Notes, net of discounts of $163. In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional Senior Notes in an "at the market" offering. During the three months ended March 31, 2018, we sold $4,536 principal amount of Senior Notes pursuant to the "at the market" offering.

On November 6, 2013, Securities America entered into a loan agreement (the “SA Loan Agreement”) with a third-party financial institution for (i) a term loan in the aggregate principal amount of $1,709 and (ii) a revolving credit facility. The term loan bore interest at 5.5%, and was re-paid in full in May 2017. Revolving loans bore interest at 5.5% per annum over a 5-year term. At March 31, 2018, $185 was outstanding and $1,000 was available under the revolving credit facility.

On April 21, 2017, Securities America entered into an amended and restated loan agreement with a financial institution (the “Amended SA Loan Agreement”). The loan agreement modified the interest rate for new loans under Securities America's revolving credit facility to prime plus 2.25%. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000 subject to certain conditions. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by Securities America's assets. The Amended SA Loan Agreement contains certain affirmative and negative covenants, including covenants regarding Securities America’s client asset levels and number of financial advisors. At March 31, 2018, $5,925 was outstanding under this term loan.

On July 31, 2014, we acquired, by way of merger, HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. Under the terms of the merger agreement, all outstanding shares of HCHC common stock were converted into the right to receive $3,613 in cash and 2,540,762 shares of our common stock, which are subject to certain transfer restrictions. Also, we caused all indebtedness owed by certain HCHC subsidiaries under a credit agreement (in the amount of $21,834) to be repaid. At March 31, 2018, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding.

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

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. The notes are unsecured and bear interest at 1.84% per annum and are payable in 16 equal quarterly installments. The notes may be prepaid in full or in part at any time without premium or penalty. The holders may accelerate the notes upon certain customary events of default. At March 31, 2018, the outstanding balance of these notes, net of a $67 discount, amounted to $1,478.

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

The holders may accelerate the notes upon certain customary events of default. The notes are secured by a pledge of the shares of SSN and RCC purchased in the acquisition pursuant to a stock pledge agreement. We paid an additional amount of approximately $3,590, which is included in the purchase price above, based on the amount by which the aggregate net worth of SSN and RCC as of the acquisition closing date exceeded a targeted amount. At March 31, 2018, the outstanding balance of these notes, net of a $244 discount, amounted to $4,887.

In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In each of October 2011, November 2014 and November 2016, our board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. As of March 31, 2018, 19,635,615 shares had been repurchased for $50,343 under the program and have been retired, including the repurchase of 285,400 shares for $932 during the three months ended March 31, 2018. As of March 31, 2018, 7,864,385 shares remained available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

Contractual Obligations

There are no material updates to the Contractual Obligations table as disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

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

We maintain inventories of trading securities. At March 31, 2018, the fair market value of our inventories was $4,104 in long positions and $235 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2018 will have a material adverse effect on our consolidated financial position or results of operations.

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

These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2017 and our subsequent quarterly reports, important factors that could cause actual results to differ materially from these contained in any forward-looking statement made by or on behalf of us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the three months ended March 31, 2018, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a modified retrospective basis effective January 1, 2018. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

The risk factor titled "Extensive or frequent changes in regulations could adversely affect our business and results of operations." is modified to add the following as a new final paragraph:

In April 2018, the SEC proposed rules and interpretations concerning the standards of conduct for broker dealers and investment advisers when dealing with retail investors. The proposals would establish a best interest standard of conduct for broker dealers recommending a securities transaction or investment strategy to retail customers, including a requirement that the broker-dealer not place its interests ahead of retail customers’ interests, and disclose and mitigate material conflicts of interest. Broker-dealers and investment advisers would be required to provide retail investors with a brief form summarizing the firms' relationship with the investor. Also, broker-dealers and their associated persons would be restricted from using the term “advisor” or “adviser.” If the new rules take effect they may impact how we receive fees, how we compensate our registered representatives, how we attract and retain registered representatives, and how we design investments and services. Implementation may affect our results, including increased expenditures on legal, compliance, information technology and other costs.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the first quarter of 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2018	317,643	(2)	$3.16	81,576	8,068,209
February 1 to February 28, 2018	98,590	(3)	3.17	94,524	7,973,685
March 1 to March 31, 2018	109,300		3.43	109,300	7,864,385
Total	525,533		$3.26	285,400

(1)
In March 2007, our board of directors authorized the repurchase of up to 2,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. In each of October 2011, November 2014 and November 2016, our board approved an amendment to the repurchase program to permit the repurchase of an additional 5,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively. As of March 31, 2018,19,635,615 shares had been repurchased for $50,343 under the program and 7,864,385 shares remain available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

(2)
Includes (i) 230,317 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company’s Amended and Restated 2009 Incentive Compensation Plan and (ii) 5,750 shares surrendered to the Company in satisfaction of the cost to exercise options in connection with stock option awards issued under the Company’s Amended and Restated 2009 Incentive Compensation Plan.

(3)
Includes 4,066 shares surrendered to the Company in satisfaction of the cost to exercise options in connection with stock option awards issued under the Company’s Amended and Restated 2009 Incentive Compensation Plan.

Item 5.   OTHER INFORMATION

On May 8, 2018, we entered into a Forgivable Loan Termination Agreement (the “Loan Termination Agreement”) with National Financial Services LLC (“NFS”). Pursuant to the Loan Termination Agreement, the Forgivable Loan Agreement, dated as of November 4, 2011, between us and NFS was terminated, and NFS forgave our obligation to pay the remaining balance of principal and interest due under such Forgivable Loan Agreement. The Loan Termination Agreement was entered into in connection with the extension by five of our broker-dealers of their clearing agreements with NFS. See Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above in this quarterly report on Form 10-Q.

Item 6. EXHIBITS

Exhibit No.	Description
4.1	Form of 6.50% Senior Note due 2027 (incorporated by reference to exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on November 21, 2017)
10.1
Employment Agreement, dated as of January 16, 2018, between the Company and Adam Malamed (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2018)

10.2
Note Distribution Agreement, dated as of February 15, 2018, between the Company and Ladenburg Thalmann & Co. Inc., as representative of the agents named therein (incorporated by reference to exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on February 16, 2018)

10.3
3rd Amendment and Lease Extension Agreement, dated as of March 1, 2018, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2018)

10.4	Forgivable Loan Termination Agreement, dated as of May 8, 2018, between the Company and National Financial Services LLC*
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges, and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends*
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	May 9, 2018	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)