Form 10-Q
period 2018-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2018-08-07
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes  ___ No  X

As of August 3, 2018 there were 201,054,089 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS

Cash and cash equivalents	$204,847	$172,103
Securities owned, at fair value	6,548	3,881
Receivables from clearing brokers	45,013	48,543
Receivables from other broker-dealers	2,520	2,822
Notes receivable from financial advisors, net	5,893	47,369
Other receivables, net	129,182	60,707
Fixed assets, net	26,307	23,621
Restricted cash	6,589	760
Intangible assets, net	72,296	103,611
Goodwill	124,210	124,210
Contract acquisition costs, net	76,972	—
Cash surrender value of life insurance	12,907	12,711
Other assets	34,606	31,687
Total assets	$747,890	$632,025

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$4,920	$231
Accrued compensation	27,418	33,343
Commissions and fees payable	105,194	67,221
Accounts payable and accrued liabilities	54,169	40,478
Deferred rent	2,772	2,151
Deferred income taxes	6,558	2,968
Deferred compensation liability	19,999	18,161
Accrued interest	191	232
Notes payable, net of unamortized discount of $284 and $424 in 2018 and 2017, respectively and net of debt issuance costs of $5,538 and $3,412 in 2018 and 2017, respectively.	136,171	96,849
Total liabilities	357,392	261,634

Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2018 and 2017; shares issued and outstanding 17,012,075 in 2018 and 2017 (liquidation preference $425,302 in 2018 and 2017)	2	2
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2018 and 2017; shares issued and outstanding, 201,271,034 in 2018 and 198,583,941 in 2017	20	20
Additional paid-in capital	501,348	520,135
Accumulated deficit	(110,904)	(149,778)

Total shareholders’ equity of the Company	390,466	370,379

Noncontrolling interest	32	12

Total shareholders' equity	390,498	370,391

Total liabilities and shareholders' equity	$747,890	$632,025
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Commissions	$180,381	$132,975	$343,667	$263,025
Advisory fees	122,638	134,642	237,021	261,645
Investment banking	11,729	12,887	28,219	19,376
Principal transactions	233	258	400	578
Interest and dividends	1,080	657	1,867	1,292
Service fees	27,585	20,336	52,487	38,892
Other income	14,110	9,781	23,479	17,019
Total revenues	357,756	311,536	687,140	601,827
Expenses:
Commissions and fees	254,405	226,089	485,716	444,823
Compensation and benefits	48,573	40,875	95,822	80,000
Non-cash compensation	1,568	1,378	3,062	2,807
Brokerage, communication and clearance fees	2,941	4,909	8,260	9,474
Rent and occupancy, net of sublease revenue	2,387	2,468	4,880	4,860
Professional services	5,311	3,771	10,329	7,894
Interest	2,154	521	4,020	998
Depreciation and amortization	5,762	7,294	11,571	14,726
Acquisition-related expenses	—	89	913	265
Amortization of retention and forgivable loans	107	1,671	183	3,262
Amortization of contract acquisition costs	2,361	—	4,571	—
Other	18,253	21,221	36,182	36,138
Total expenses	343,822	310,286	665,509	605,247
Income (loss) before item shown below	13,934	1,250	21,631	(3,420)
Change in fair value of contingent consideration	(50)	(63)	(111)	89
Income (loss) before income taxes	13,884	1,187	21,520	(3,331)
Income tax expense (benefit)	4,574	(138)	6,746	(977)
Net income (loss)	9,310	1,325	14,774	(2,354)
Net income (loss) attributable to noncontrolling interest	8	(3)	9	(8)
Net income (loss) attributable to the Company	$9,302	$1,328	$14,765	$(2,346)
Dividends declared on preferred stock	(8,508)	(7,953)	(17,016)	(15,877)
Net income (loss) available to common shareholders	$794	$(6,625)	$(2,251)	$(18,223)

Net income (loss) per common share available to common shareholders (basic)	$0.00	$(0.03)	$(0.01)	$(0.09)

Net income (loss) per common share available to common shareholders (diluted)	$0.00	$(0.03)	$(0.01)	$(0.09)

Weighted average common shares used in computation of per share data:
Basic	196,557,837	192,304,828	196,230,136	192,287,816
Diluted	209,855,936	192,304,828	196,230,136	192,287,816
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2017	17,012,075	$2	198,583,941	$20	$520,135	$(149,778)	$12	$370,391
Cumulative effect of adoption of ASC 606 (See Note 2)	—	—	—	—	—	24,109	11	24,120
Balance - January 1, 2018	17,012,075	2	198,583,941	20	520,135	(125,669)	23	394,511
Issuance of common stock under employee stock purchase plan	—	—	89,301	—	281	—	—	281
Exercise of stock options (net of 203,132 shares tendered in payment of exercise price)	—	—	1,507,080	—	2,332	—	—	2,332
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	27	—	—	27
Stock-based compensation to employees	—	—	—	—	3,035	—	—	3,035
Issuance of restricted stock	—	—	2,115,000	—	—	—	—	—
Repurchase and retirement of common stock, including 247,379 shares surrendered for tax withholdings and 19,294 shares tendered in payment of exercise price	—	—	(1,024,288)	—	(3,428)	—	—	(3,428)
Preferred stock issued, net of underwriting discount and expense of $89	—	—	—	—	(89)	—	—	(89)
Preferred stock dividends declared and paid	—	—	—	—	(17,016)	—	—	(17,016)
Common stock dividends declared and paid	—	—	—	—	(3,929)	—	—	(3,929)
Net income	—	—	—	—	—	14,765	9	14,774
Balance - June 30, 2018	17,012,075	$2	201,271,034	$20	$501,348	$(110,904)	$32	$390,498

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$14,774	$(2,354)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	111	(89)
Adjustment to deferred rent	621	235
Amortization of intangible assets	7,670	10,887
Amortization of debt discount	226	225
Amortization of debt issue cost	215	—
Amortization of retention and forgivable loans	183	3,262
Amortization of contract acquisition costs	4,571	—
Depreciation and other amortization	3,901	3,839
Deferred income taxes	(45)	(1,340)
Non-cash interest expense on forgivable loan	—	190
Non-cash compensation expense	3,062	2,807
Gain on forgiveness of accrued interest under forgivable loans	(79)	—
Gain on forgiveness of principal of note payable under forgivable loans	(2,143)	—
Loss on write-off of furniture, fixtures and leasehold improvements, net	18	2

(Increase) decrease in operating assets
Securities owned, at fair value	(2,667)	(724)
Receivables from clearing brokers	3,530	(13,930)
Receivables from other broker-dealers	302	(1,493)
Other receivables, net	(9,826)	4,515
Contract acquisition costs, net	(20,203)	—
Notes receivable from financial advisors, net	727	(4,574)
Cash surrender value of life insurance	(196)	(1,551)
Other assets	(2,894)	1,859

Increase (decrease) in operating liabilities
Securities sold, but not yet purchased, at fair value	4,689	(31)
Accrued compensation	(5,815)	(5,556)
Accrued interest	38	(61)
Commissions and fees payable	8,578	1,102
Deferred compensation liability	1,838	657
Accounts payable and accrued liabilities	14,817	(1,585)
Net cash provided by (used in) operating activities	26,003	(3,708)

Cash flows from investing activities:
Purchases of fixed assets	(6,605)	(4,706)
Net cash used in investing activities	(6,605)	(4,706)

Cash flows from financing activities:
Issuance of Series A preferred stock	(89)	9,483
Issuance of common stock	2,613	3,979
Issuance of senior notes	45,936	—
Series A preferred stock dividends paid	(17,016)	(15,877)
Common stock dividends paid	(3,929)	—
Repurchase of stock option award for cash	—	(850)
Repurchase and retirement of common stock	(3,428)	(2,581)
Borrowings on term loan	—	8,000
Bank loan and revolver repayments	(1,346)	(565)
Principal payments on notes payable	(3,566)	(3,504)
Net cash provided by (used in) financing activities	19,175	(1,915)
Net increase (decrease) in cash and cash equivalents	38,573	(10,329)
Cash and cash equivalents including restricted cash, beginning of period	172,863	99,941
Cash and equivalents at end of period:
Cash and cash equivalents	204,847	88,852
Restricted cash	6,589	760
Cash and cash equivalents including restricted cash, end of period	$211,436	$89,612

Supplemental cash flow information:
Interest paid	$3,540	$644
Taxes paid	275	440

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

Accounting Standards Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. The Company expects to adopt the provisions of this guidance on January 1, 2019. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company's current lease arrangements expire through 2032 and the Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees by aligning the accounting with the requirements for employee share-based compensation. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact that the adoption of ASU 2018-07 will have on its consolidated financial statements.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by service line and segment:

For the Three Months Ended June 30, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$140,360	$2,936	$37,085	$—	$180,381
Advisory fees	120,690	1,892	—	56	122,638
Investment banking	313	12,085	—	(669)	11,729
Principal transactions	(4)	229	—	8	233
Interest and dividends	620	160	—	300	1,080
Service fees	26,772	619	—	194	27,585
Other income	10,720	199	840	2,351	14,110
Total revenues	$299,471	$18,120	$37,925	$2,240	$357,756

For the Six Months Ended June 30, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$270,105	$6,149	$67,413	$—	$343,667
Advisory fees	233,203	3,708	—	110	237,021
Investment banking	429	28,459	—	(669)	28,219
Principal transactions	7	385	—	8	400
Interest and dividends	1,154	235	—	478	1,867
Service fees	50,912	1,187	—	388	52,487
Other income	19,190	311	1,572	2,406	23,479
Total revenues	$575,000	$40,434	$68,985	$2,721	$687,140

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
The following table provides information about contract assets and contract liabilities from contracts with customers. Estimated trailing commissions are included in other receivables, net while estimated expenses on trailing commissions are included in commissions and fees payable on the condensed consolidated statement of financial condition:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	As of June 30, 2018	As of January 1, 2018 (Adoption Date)
Contract assets - Insurance trailing commissions	$61,025	$58,786
Contract liabilities - Insurance trailing commissions	30,358	29,395

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
Increases to the contract asset were a result of $7,579 and $13,985 in estimated trailing commissions from new policies during the three and six months ended June 30, 2018, respectively, while decreases were driven by $8,902 and $11,916 in actual commissions received during the three and six months ended June 30, 2018, respectively. Increases to the contract liability were a result of $3,796 and $7,005 in estimated commission expense from new policies during the three and six months ended June 30, 2018, respectively, while decreases were driven by $6,009 and $6,042 in actual commissions paid during the three and six months ended June 30, 2018, respectively.
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
The balance of contract acquisition costs, net, was $76,972 as of June 30, 2018, an increase of $15,632 compared to the adoption date of January 1, 2018. Amortization on these contract acquisition costs was $4,571 during the six months ended June 30, 2018. There were no impairments or changes to underlying assumptions related to contract acquisition costs, net, for the period.
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

Impacts on Financial Statements on January 1, 2018

The following table summarizes the impacts of ASC 606 adoption on the Company’s condensed consolidated statement of financial condition as of January 1, 2018.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Financial Condition

	As Reported	Adjustments			Adjusted
	December 31, 2017	Investment Banking	Insurance Renewals	Costs to obtain or fulfill a contract	January 1, 2018
ASSETS	(Audited)

Cash and cash equivalents	$172,103	—	—	—	$172,103
Securities owned, at fair value	3,881	—	—	—	3,881
Receivables from clearing brokers	48,543	—	—	—	48,543
Receivables from other broker-dealers	2,822	—	—	—	2,822
Notes receivable from financial advisors, net	47,369	—	—	$(40,566)	6,803
Other receivables, net	60,707	$(137)	$58,786	—	119,356
Fixed assets, net	23,621	—	—	—	23,621
Restricted assets	760	—	—	—	760
Intangible assets, net	103,611	—	(23,645)	—	79,966
Goodwill	124,210	—	—	—	124,210
Contract acquisition costs, net	—	—	—	61,340	61,340
Cash surrender value of life insurance	12,711	—	—	—	12,711
Other assets	31,687	25	—	—	31,712

Total assets	$632,025	$(112)	$35,141	$20,774	$687,828

LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, but not yet purchased, at fair value	$231	—	—	—	$231
Accrued compensation	33,343	(110)	—	—	33,233
Commissions and fees payable	67,221	—	29,395	—	96,616
Accounts payable and accrued liabilities	40,478	(104)	—	(1,133)	39,241
Deferred rent	2,151	—	—	—	2,151
Deferred income taxes	2,968	28	1,489	2,118	6,603
Deferred compensation liability	18,161	—	—	—	18,161
Accrued interest	232	—	—	—	232
Notes payable	96,849	—	—	—	96,849
Total liabilities	$261,634	$(186)	$30,884	$985	$293,317

Commitments and contingencies
Shareholders' equity:
Preferred stock	2	—	—	—	2
Common stock	20	—	—	—	20
Additional paid-in capital	520,135	—	—	—	520,135
Accumulated deficit	(149,778)	74	4,257	19,778	(125,669)

Total shareholders' equity of the Company	370,379	74	4,257	19,778	394,488

Noncontrolling interest	12	—	—	11	23

Total shareholders' equity	370,391	74	4,257	19,789	394,511

Total liabilities and shareholders' equity	$632,025	$(112)	$35,141	$20,774	$687,828

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Impacts on Financial Statements at June 30, 2018

The following tables compare the reported condensed consolidated statement of financial condition and statements of operations as of and for the three and six months ending June 30, 2018, to the pro-forma amounts had the previous accounting standards been in effect.

During the three and six months ended June 30, 2018, the Company's net income as reported is greater than the net income amounts without the adoption of ASC 606 due to the following: 1) the timing of revenue recognized for commissions on future renewals of insurance policies sold is accelerated, as these future commissions represent variable consideration and are required to be estimated, 2) certain costs to obtain a contract with a customer are now capitalized and have historically been recorded as a period expense, and 3) forgivable loans to independent financial advisors are now amortized over the expected useful lives of their relationship period with the Company's subsidiaries; previously these loans were amortized based on their legal terms.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Financial Condition

	As of June 30, 2018
	As Reported	Balances without the adoption of ASC 606	Effects of Change Higher/(Lower)
ASSETS

Cash and cash equivalents	$204,847	$204,847	$—
Securities owned, at fair value	6,548	6,548	—
Receivables from clearing brokers	45,013	45,013	—
Receivables from other broker-dealers	2,520	2,520	—
Notes receivable from financial advisors, net	5,893	58,579	(52,686)
Other receivables, net	129,182	68,414	60,768
Fixed assets, net	26,307	26,307	—
Restricted assets	6,589	6,589	—
Intangible assets, net	72,296	93,314	(21,018)
Goodwill	124,210	124,210	—
Contract acquisition costs, net	76,972	—	76,972
Cash surrender value of life insurance	12,907	12,907	—
Other assets	34,606	34,150	456
Total assets	$747,890	$683,398	$64,492

LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, but not yet purchased, at market value	$4,920	$4,920	$—
Accrued compensation	27,418	27,446	(28)
Commissions and fees payable	105,194	74,836	30,358
Accounts payable and accrued liabilities	54,169	53,996	173
Deferred rent	2,772	2,772	—
Deferred income taxes	6,558	2,363	4,195
Deferred compensation liability	19,999	19,999	—
Accrued interest	191	191	—
Notes payable	136,171	136,171	—
Total liabilities	$357,392	$322,694	$34,698

Commitments and contingencies
Shareholders' equity:
Preferred stock	2	2	—
Common stock	20	20	—
Additional paid-in capital	501,348	501,348	—
Accumulated deficit	(110,904)	(140,687)	29,783

Total shareholders' equity of the Company	390,466	360,683	29,783

Noncontrolling interest	32	21	11

Total shareholders' equity	390,498	360,704	29,794

Total liabilities and shareholders' equity	$747,890	$683,398	$64,492

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2018
	As Reported	Amounts without the adoption of ASC 606	Effects of Change Higher/(Lower)
Revenues:
Commissions	$180,381	$157,576	$22,805
Advisory fees	122,638	173,888	(51,250)
Investment banking	11,729	10,479	1,250
Principal transactions	233	290	(57)
Interest and dividends	1,080	1,080	—
Service fees	27,585	27,585	—
Other income	14,110	14,110	—
Total revenues	357,756	385,008	(27,252)
Expenses:
Commissions and fees	254,405	283,915	(29,510)
Compensation and benefits	48,573	48,901	(328)
Non-cash compensation	1,568	1,568	—
Brokerage, communication and clearance fees	2,941	2,818	123
Rent and occupancy, net of sublease revenue	2,387	2,387	—
Professional services	5,311	4,659	652
Interest	2,154	2,141	13
Depreciation and amortization	5,762	7,076	(1,314)
Acquisition-related expenses	—	—	—
Amortization of retention and forgivable loans	107	3,444	(3,337)
Amortization of contract acquisition costs	2,361	—	2,361
Other	18,253	18,246	7
Total expenses	343,822	375,155	(31,333)
Income before item shown below	13,934	9,853	4,081
Change in fair value of contingent consideration	(50)	(50)	—
Income before income taxes	13,884	9,803	4,081
Income tax expense	4,574	4,439	135
Net income	9,310	5,364	3,946
Net income attributable to noncontrolling interest	8	8	—
Net income attributable to the Company	$9,302	$5,356	$3,946
Dividends declared on preferred stock	(8,508)	(8,508)	—
Net income (loss) available to common shareholders	$794	$(3,152)	$3,946

Net income (loss) per common share available to common shareholders (basic)	$0.00	$(0.02)	$0.02
Net income (loss) per common share available to common shareholders (diluted)	$0.00	$(0.02)	$0.02
Weighted average common shares used in computation of per share data:
Basic	196,557,837	196,557,837	—
Diluted	209,855,936	196,557,837	13,298.099

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2018
	As Reported	Amounts without the adoption of ASC 606	Effects of Change Higher/(Lower)
Revenues:
Commissions	$343,667	$303,614	$40,053
Advisory fees	237,021	337,815	(100,794)
Investment banking	28,219	25,625	2,594
Principal transactions	400	483	(83)
Interest and dividends	1,867	1,860	7
Service fees	52,487	52,487	—
Other income	23,479	23,573	(94)
Total revenues	687,140	745,457	(58,317)
Expenses:
Commissions and fees	485,716	547,736	(62,020)
Compensation and benefits	95,822	96,387	(565)
Non-cash compensation	3,062	3,062	—
Brokerage, communication and clearance fees	8,260	7,889	371
Rent and occupancy, net of sublease revenue	4,880	4,880	—
Professional services	10,329	9,296	1,033
Interest	4,020	4,007	13
Depreciation and amortization	11,571	14,198	(2,627)
Acquisition-related expenses	913	913	—
Amortization of retention and forgivable loans	183	6,600	(6,417)
Amortization of contract acquisition costs	4,571	—	4,571
Other	36,182	36,316	(134)
Total expenses	665,509	731,284	(65,775)
Income before item shown below	21,631	14,173	7,458
Change in fair value of contingent consideration	(111)	(111)	—
Income before income taxes	21,520	14,062	7,458
Income tax expense	6,746	4,960	1,786
Net income	14,774	9,102	5,672
Net income attributable to noncontrolling interest	9	9	—
Net income attributable to the Company	$14,765	$9,093	$5,672
Dividends declared on preferred stock	(17,016)	(17,016)	—
Net loss available to common shareholders	$(2,251)	$(7,923)	$5,672

Net loss per common share available to common shareholders (basic)	$(0.01)	$(0.04)	$0.03
Net loss per common share available to common shareholders (diluted)	$(0.01)	$(0.04)	$0.03
Weighted average common shares used in computation of per share data:
Basic	196,230,136	196,230,136	—
Diluted	196,230,136	196,230,136	—

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
The following tables present the carrying values and estimated fair values at June 30, 2018 and December 31, 2017 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	June 30, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$204,847	$204,847	$—	$204,847
Receivables from clearing brokers	45,013	—	45,013	45,013
Receivables from other broker-dealers	2,520	—	2,520	2,520
Notes receivables, net (1)	5,893	—	5,893	5,893
Other receivables, net	129,182	—	129,182	129,182
	$387,455	$204,847	$182,608	$387,455

Liabilities
Accrued compensation	$27,418	$—	$27,418	$27,418
Commissions and fees payable	105,194	—	105,194	105,194
Accounts payable and accrued liabilities (2)	52,403	—	52,403	52,403
Accrued interest	191	—	191	191
Notes payable, net (3)	136,171	—	140,490	140,490
	$321,377	$—	$325,696	$325,696

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $1,766.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	December 31, 2017
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$172,103	$172,103	$—	$172,103
Receivables from clearing brokers	48,543	—	48,543	48,543
Receivables from other broker-dealers	2,822	—	2,822	2,822
Notes receivables, net (1)	47,369	—	47,369	47,369
Other receivables, net	60,707	—	60,707	60,707
	$331,544	$172,103	$159,441	$331,544

Liabilities
Accrued compensation	$33,343	$—	$33,343	$33,343
Commissions and fees payable	67,221	—	67,221	67,221
Accounts payable and accrued liabilities (2)	38,374	—	38,374	38,374
Accrued interest	232	—	232	232
Notes payable, net (3)	96,849	—	99,129	99,129
	$236,019	$—	$238,299	$238,299

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,104.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.
The following tables present the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	June 30, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$602	$602	$—	$—	$602
Debt securities	3,599	—	3,599	—	3,599
Common stock and warrants	2,347	1,488	859	—	2,347
Total	$6,548	$2,090	$4,458	$—	$6,548

Liabilities
Contingent consideration payable	$1,766	$—	$—	$1,766	$1,766
Debt securities	69	—	69	—	69
Common stock and warrants	4,851	4,851	—	—	4,851
Total	$6,686	$4,851	$69	$1,766	$6,686

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

As of June 30, 2018 and December 31, 2017, approximately $5,722 and $3,265, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of June 30, 2018 and December 31, 2017, the fair values of the warrants were $708 and $475, respectively, and are included in common stock and warrants (Level 2) above.

From time to time, Ladenburg receives common stock as compensation for investment banking services. These securities are restricted under applicable securities laws and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), including the requisite holding period. Restricted common stock is classified as Level 2 securities.

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2016	$7,144
Payments	(5,021)
Change in fair value of contingent consideration	(19)
Fair value of contingent consideration as of December 31, 2017	$2,104
Payments	(409)
Change in fair value of contingent consideration	61
Fair value of contingent consideration as of March 31, 2018	$1,756
Payments	(40)
Change in fair value of contingent consideration	50
Fair value of contingent consideration as of June 30, 2018	$1,766

4. Intangible Assets

At June 30, 2018 and December 31, 2017, intangible assets subject to amortization consisted of the following:

		June 30, 2018		December 31, 2017
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$20,653	$25,563	$19,020
Relationships with financial advisors	14.7	117,995	54,597	117,995	49,925
Covenants not-to-compete	3.9	6,421	5,985	6,421	5,732
Trade names	7.7	16,910	13,358	16,910	12,245
Renewal revenue (1)	7.9	—	—	41,381	17,737
Total		$166,889	$94,593	$208,270	$104,659

(1) Due to the adoption of ASC 606 on January 1, 2018, the Company eliminated the renewal revenue intangible asset, net, that was created through the Company's acquisition of Highland in 2014. See Note 2 for further information.

Aggregate amortization expense for the six months ended June 30, 2018 and 2017 amounted to $7,670 and $10,887, respectively. The weighted-average amortization period for total amortizable intangibles at June 30, 2018 is 10.11 years. As of June 30, 2018, the remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remainder of 2018	$7,537
2019	11,732
2020	10,145
2021	5,432
2022	5,432
2023 - 2039	32,018
$72,296

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

The notes are amortized over the forgiveness period which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of June 30, 2018 and December 31, 2017, the allowance amounted to $1,242 and $1,208, respectively.
Due to the adoption of ASC 606 on January 1, 2018, the Company reclassified notes receivable balances on forgivable loans of $40,566 to contract acquisition costs, net in the condensed consolidated statements of financial condition. See Note 2 for further information.

6. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at June 30, 2018, each had a $250 minimum net capital requirement.

At June 30, 2018, Securities America had regulatory net capital of $10,599, Triad had regulatory net capital of $7,735, Investacorp had regulatory net capital of $8,577, KMS had regulatory net capital of $7,654, SSN had regulatory net capital of $7,219 and Ladenburg had regulatory net capital of $26,636.

Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At June 30, 2018, Premier Trust had stockholders’ equity of $2,272, including at least $250 in cash.

7. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2018, the estimated annual effective tax rate for 2018 (exclusive of discrete items) is approximately 32.1% of projected pre-tax income. Our estimated annual tax expense consists of a provision for federal and state and local income taxes.

For the three and six months ended June 30, 2018, the Company recorded an income tax expense of $4,574 on pre-tax income of $13,884 and an income tax expense of $6,746 on pre-tax income of $21,520, respectively. The estimated annual effective tax rate is higher than the statutory rate of 21% related primarily to state and local taxes and certain non-deductible expenses.

For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $138 on a pre-tax income of $1,187 and an income tax benefit of $977 on a pre-tax loss of $3,331, respectively. Based on objective evidence including being in cumulative losses in recent years, the Company maintained a valuation allowance against its net deferred tax assets as of June 30, 2017.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of June 30, 2018, the Company concluded that its deferred tax assets were realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses.

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

The Company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017. To date, no revisions have had to be made to these estimates.

8.	Notes Payable

Notes payable consisted of the following:

	June 30, 2018	December 31, 2017
Notes payable to clearing firm under forgivable loans	$—	$2,143
Note payable under subsidiary's term loan with bank	5,280	6,563
Note payable under subsidiary's revolver with bank	153	216
Notes payable by subsidiary to certain former shareholders of Highland	6,738	6,738
Notes payable to KMS' former shareholders, net of $36 and $98 of unamortized discount in 2018 and 2017, respectively	996	1,958
Notes payable to SSN's former shareholders, net of $163 and $326 of unamortized discount in 2018 and 2017, respectively	3,694	6,074
6.5% Senior Notes, net of $70 and $0 of unamortized discount in 2018 and 2017, respectively	82,697	76,569
7% Senior Notes, net of $15 of unamortized discount in 2018	42,151	—
Less: Unamortized debt issuance costs	(5,538)	(3,412)
Total	$136,171	$96,849

The Company estimates that the fair value of notes payable was $140,490 at June 30, 2018 and $99,129 at December 31, 2017 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of June 30, 2018, the Company was in compliance with all covenants in its debt agreements.

In May 2018, five of the Company’s broker-dealers entered into a six-year extension of their clearing agreements with National Financial Services LLC (“NFS”). In connection with the extensions, the Company entered into a termination of the forgivable loan agreement with NFS whereby the remaining balance of the principal and interest (approximately $2,222) on the loan was forgiven.

At June 30, 2018, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder and chairman of its board of directors, Phillip Frost, M.D. The revolving credit agreement matures on August 25, 2021.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

On April 21, 2017, Securities America Financial Corporation ("SAFC") entered into an amended and restated loan agreement with a financial institution. The loan agreement modified the interest rate for new loans under SAFC's revolving credit facility to prime plus 2.25%. As of June 30, 2018, SAFC had $1,000 of availability under the revolving credit facility. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000 subject to certain conditions. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by the assets of SAFC and Securities America Advisors, Inc.

On November 21, 2017, the Company sold $72,500 principal amount of its 6.5% senior notes due November 2027 ("6.5% Senior Notes"). Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On December 12, 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of the 6.5% Senior Notes, which resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313, including $1,187 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In February 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 6.5% Senior Notes from time to time in an "at the market" offering in accordance with Rule 415 under the Securities Act. During the six months ended June 30, 2018, the Company sold $6,198 principal amount of 6.5% Senior Notes pursuant to the "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales.

On May 22, 2018, the Company sold $40,000 principal amount of its 7% senior notes due May 2028 ("7% Senior Notes") pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On June 22, 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes, which resulted in total gross proceeds of $41,412, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,656, including $527 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In June 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 7% Senior Notes from time to time in an "at the market" offering. During the six months ended June 30, 2018, the Company sold $754 principal amount of 7% Senior Notes pursuant to the "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales.

In July 2018, the Company and two of its subsidiaries prepaid, without penalty, the remaining loan balances, including accrued interest, in the aggregate amount of $14,978 for the notes payable to the former KMS, SSN and Highland shareholders and to a bank under a subsidiary's term loan.

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

In November 2015, two purported class action complaints were filed in state court in Tennessee against Miller Energy Resources, Inc.’s (“Miller”) officers, directors, auditors and nine firms that underwrote six securities offerings by Miller in 2013 and 2014, which offerings raised approximately $151,000. Ladenburg was one of the underwriters of two of the offerings. The complaints allege, among other things, that the offering materials were misleading based on the purportedly overstated valuation of certain assets, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In December 2015 the defendants removed the complaints to the U.S. District Court for the Eastern District of Tennessee; in November 2016, the cases were consolidated. In August 2017, the court granted in part and denied in part the underwriters' motion to dismiss the complaint. The plaintiffs’ motions for class certification and to remand the case to state court are pending. Ladenburg intends to vigorously defend against these claims.

In January 2016, an amended complaint was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors. The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaints allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. In April 2018, the court granted the defendants’ motions to dismiss the second amended complaint with prejudice and entered final judgment for the defendants. In May 2018 the plaintiffs filed a notice of appeal of the dismissal order. If the plaintiffs’ appeal is successful, Ladenburg intends to vigorously defend against these claims.

During the period from May 2016 to July 2017, five arbitration claims were filed against Ladenburg by former customers concerning purported unauthorized trading, excessive trading and mishandling of their accounts by a former Ladenburg registered representative, and asserting compensatory damages in excess of $5,400. In July, October and December 2017, and in July 2018, settlements were reached resolving all the claims; the amount paid by Ladenburg in connection with these settlements was not material.

SEC examination reports provided to Triad and Securities America Advisors, Inc. in May and August 2016, respectively, asserted that the firms had acted inconsistently with their fiduciary duties (including the requirement to seek best execution) in recommending and selecting mutual fund share classes that paid 12b-1 fees where lower cost share classes also were available in those same funds. The SEC also asserted that the firms’ disclosures of potential conflicts of interest and compensation related to the mutual fund share classes that paid 12b-1 fees were insufficient. Triad revised its disclosures and completed restitution to its affected clients in 2016. On April 6, 2018, the SEC issued an order against Securities America Advisors on consent that includes a cease and desist order and imposes remedial sanctions of disgorgement, prejudgment interest, and a fine; the combined total amount is $5,800, which has previously been reserved. Securities America Advisors is awaiting approval of its plan for distribution of the funds, following which it will pay out the funds pursuant to the terms of the order.

In February 2018, the SEC announced a Share Class Selection Disclosure Initiative (“Initiative”) to encourage registered investment advisory firms to self-report failures to disclose conflicts of interest to clients concerning the selection of mutual fund share classes that paid fees pursuant to Rule 12b-1 of the Investment Company Act of 1940 for the period 2014-2016.  Under the Initiative, the SEC will require self-reporting firms, among other things, to disgorge to clients the 12b-1 fees received during the relevant period when lower-cost share classes were available.  Three of the Company's investment advisory subsidiaries determined to self-report under the Initiative and have taken reserves totaling $2,306.

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

The Company had accrued liabilities in the amount of approximately $9,160 at June 30, 2018 and $6,902 at December 31, 2017 for certain pending matters which are included in accounts payable and accrued liabilities. During the three and six months ended June 30, 2018, the Company charged $421 and $2,993, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Operating Leases

At June 30, 2018, the Company was obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $70,199, through January 2032.

Highland is obligated under a new lease office agreement effective March 1, 2018 providing for payments of $174 through February 28, 2023.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by two clearing brokers. At June 30, 2018, the amount due from these clearing brokers was $45,013, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of June 30, 2018, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the fair values of the related securities, and such entities will incur a loss if, at the time of purchase, the fair value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

11. Shareholders’ Equity

Repurchase Program

In March 2007, October 2011, November 2014 and November 2016, the Company’s board of directors authorized in the aggregate the repurchase of up to 27,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Since inception through June 30, 2018, 20,107,830 shares of common stock have been repurchased for $51,778 under the program and have been retired, including the repurchase of 472,215 shares for $1,637 and 757,615 shares for $2,569 during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, 7,392,170 shares remained available for purchase under the program.

Stock Compensation Plans

As of June 30, 2018, there was $829 of unrecognized compensation cost for stock-based compensation related to options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.00 year for all grants.

Options were exercised to purchase 1,025,543 and 1,710,212 shares of the Company’s common stock during the three and six months ended June 30, 2018, respectively, for which the intrinsic value on dates of exercise was $1,914 and $2,935.

Restricted stock granted during the six months ended June 30, 2018 was as follows:

Grant Date	Final Vesting Date	Shares	Fair Value (1)
January 12, 2018 (2)	January 12, 2022	1,460,000	$4,687
January 22, 2018 (2)	January 22, 2022	245,000	762
January 29, 2018 (2)	January 29, 2022	25,000	78
March 7, 2018 (2)	March 7, 2022	125,000	425
April 4, 2018 (3)	January 22, 2022	20,000	62
May 30, 2018 (4)	May 30, 2020	240,000	883
		2,115,000	$6,897

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

(3)	Vests in four equal annual installments beginning on January 22, 2019.

(4)	Vests in two equal annual installments beginning on the first anniversary of the grant date.

As of June 30, 2018, there was $10,347 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $6,092 related to the 2018 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 2.76 years for all grants and approximately 3.33 years for the 2018 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,548 and $3,035 for the three and six months ended June 30, 2018, respectively.

Stock-based compensation for consultants and independent financial advisors was $20 and $27 for the three and six months ended June 30, 2018, respectively. In the three and six months ended June 30, 2018, 89,438 and 469,805 shares, respectively, were surrendered to cover payment of exercise prices and taxes.

Capital Stock

No shares of Series A Preferred Stock were sold pursuant to the Company's “at the market” offering programs during the six months ended June 30, 2018.

For the three and six months ended June 30, 2018, the Company paid dividends of $8,508 and $17,016, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share. In September 2017, the Company began a quarterly cash dividend on its common stock. During the three and six months ended June 30, 2018, the Company paid a quarterly dividend of $0.01 per share on its outstanding common stock, totaling $1,969 and $3,929, respectively, of dividends on its common stock during the period.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

12. Per Share Data

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to the Company, decreased in the case of income and increased in the case of loss by dividends declared on preferred stock, by the weighted-average number of common shares outstanding.

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted-average shares	196,557,837	192,304,828	196,230,136	192,287,816
Effect of dilutive securities:
Options to purchase common stock	12,050,453	—	—	—
Restricted shares of common stock	1,247,646	—	—	—
Dilutive potential common shares	13,298,099	—	—	—
Weighted average common shares outstanding and dilutive potential common shares	209,855,936	192,304,828	196,230,136	192,287,816

For the three months ended June 30, 2018, options to purchase 1,871,000 shares of common stock and for the six months ended June 30, 2018, options to purchase 27,304,117 shares of common stock and 4,366,520 unvested restricted shares of common stock were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

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

Segment information for the three months and six months ended June 30, 2018 and 2017 was as follows:

Three Months Ended June 30, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$299,471	$18,120	$37,925	$2,240		$357,756
Income (loss) before income taxes	16,708	1,979	832	(5,635)	(1)	13,884
EBITDA, as adjusted (3)	25,221	2,268	1,413	(3,063)		25,839
Identifiable assets (2)	496,331	56,592	87,056	107,911		747,890
Depreciation and amortization	5,423	111	223	5		5,762
Interest	263	13	171	1,707		2,154
Capital expenditures	4,160	166	15	24		4,365
Non-cash compensation	309	177	56	1,026		1,568

Three Months Ended June 30, 2017
Revenues	$280,855	$18,011	$12,339	$331		$311,536
Income (loss) before income taxes	5,404	1,829	(1,604)	(4,442)	(1)	1,187
EBITDA, as adjusted (3)	13,722	2,219	517	(3,301)		13,157
Identifiable assets (2)	421,277	43,733	46,077	27,201		538,288
Depreciation and amortization	5,350	124	1,806	14		7,294
Interest	277	—	171	73		521
Capital expenditures	2,064	143	101	5		2,313
Non-cash compensation	241	157	60	920		1,378

Six Months Ended June 30, 2018	Independent Advisory and Brokerage and Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$575,000	$40,434	$68,985	$2,721		$687,140
Income (loss) before income taxes	27,388	6,292	701	(12,861)	(1)	21,520
EBITDA, as adjusted (3)	45,232	6,919	1,854	(8,002)		46,003
Identifiable assets(2)	496,331	56,592	87,056	107,911		747,890
Depreciation and amortization	10,875	223	465	8		11,571
Interest	550	48	339	3,083		4,020
Capital expenditures	6,257	256	68	24		6,605
Non-cash compensation	619	353	113	1,977		3,062

Six Months Ended June 30, 2017
Revenues	$546,696	$29,876	$24,640	$615		$601,827
Income (loss) before income taxes	8,998	1,309	(4,119)	(9,519)	(1)	(3,331)
EBITDA, as adjusted (3)	25,457	2,332	74	(7,216)		20,647
Identifiable assets(2)	421,277	43,733	46,077	27,201		538,288
Depreciation and amortization	10,800	287	3,610	29		14,726
Interest	513	—	339	146		998
Capital expenditures	4,252	276	134	44		4,706
Non-cash compensation	509	315	122	1,861		2,807

(1) Includes interest expense, compensation, professional fees, and other general and administrative expenses related to the Corporate segment.

(2)	Identifiable assets are presented as of the end of the period.

(3)	The following table reconciles income (loss) before income taxes for the three and six months ended June 30, 2018 and 2017 to EBITDA, as adjusted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$13,884	$1,187	$21,520	$(3,331)
Adjustments:
Interest income	(508)	(98)	(878)	(200)
Change in fair value of contingent consideration	50	63	111	(89)
Interest expense	2,154	521	4,020	998
Depreciation and amortization	5,762	7,294	11,571	14,726
Non-cash compensation expense	1,568	1,378	3,062	2,807
Amortization of retention and forgivable loans	107	1,671	183	3,262
Amortization of contract acquisition costs	2,361	—	4,571	—
Financial advisor recruiting expense	89	564	176	1,432
Acquisition-related expense	—	89	913	265
(Income) loss attributable to noncontrolling interest	(8)	3	(9)	8
Other (1) (2)	380	485	763	769
EBITDA, as adjusted	$25,839	$13,157	$46,003	$20,647

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$25,221	$13,722	$45,232	$25,457
Ladenburg	2,268	2,219	6,919	2,332
Insurance Brokerage	1,413	517	1,854	74
Corporate	(3,063)	(3,301)	(8,002)	(7,216)
Total segments	$25,839	$13,157	$46,003	$20,647

(1)
Includes severance costs of $86 and $174, excise and franchise tax expense of $169 and $322 and compensation expense that may be paid in stock of $125 and $267 for the three and six months ended June 30, 2018, respectively.

(2)
Includes severance costs of $194, excise and franchise tax expense of $145 and $286 and compensation expense that may be paid in stock of $160 and $303 for the three and six months ended June 30, 2017, respectively.

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

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the investment advisory and broker-dealer services provided by our independent advisory and brokerage subsidiaries (Securities America, Triad, SSN, Investacorp and KMS) to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers, and LTAIS, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

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

Recent Developments

Senior Note Offerings

In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 6.5% Senior Notes due 2027 ("6.5% Senior Notes"), from time to time pursuant to an "at the market" offering in accordance with Rule 415 under the Securities Act. During the three and six months ended June 30, 2018, we issued $1,662 and $6,198 principal amount of 6.5% Senior Notes, respectively.

In May 2018, we sold $40,000 principal amount of our 7% senior notes due May 2028 ("7% Senior Notes") pursuant to an underwritten offering. We may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. In June 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes, which resulted in total gross proceeds of $41,412, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,656, including $527 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In June 2018, we entered into a note distribution agreement under which we may sell up to $25,000 principal amount of additional 7% Senior Notes from time to time in an "at the market" offering. During the three months ended June 30, 2018, we sold $754 principal amount of 7% Senior Notes pursuant to the "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales.

Common Stock Repurchases

During the six months ended June 30, 2018, we repurchased and retired an aggregate of 1,024,288 shares of our common stock for $3,428, including 757,615 shares repurchased under our stock repurchase program, representing an average price per share of $3.39.

Common Stock Dividend

On August 8, 2017, our board of directors initiated a quarterly cash dividend of $0.01 per share on outstanding shares of our common stock, with $1,960 paid in March 2018 and $1,969 paid in June 2018.

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

During the three years ended June 30, 2018, we did not incur any indebtedness related to acquisitions. As of June 30, 2018, $11,627 of indebtedness related to the KMS, SSN and Highland acquisitions was outstanding. In July 2018, we repaid such indebtedness.

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

The adoption of ASC 606, among other things, impacts the recognition of revenue in both our independent advisory and brokerage services and insurance brokerage segments. Certain independent financial advisors conduct their advisory business through their own registered investment advisory ("RIA") firm, or Hybrid RIA, rather than using one of our corporate RIA subsidiaries. Historically, we have generally recognized advisory fee revenue on a gross basis based on the fees charged by the RIAs to their clients. Commencing in 2018, with the adoption of ASC 606, we no longer recognize revenue on a gross basis where the clients’ assets are held by these independent entities, or Hybrid RIAs, which has primary client fiduciary duty under the Investment Advisors Act. In those circumstances, we now recognize the associated advisory revenues on a net basis (after deducting the advisor’s compensation). We also collect certain administrative fees for value-added services provided to Hybrid RIAs. Accordingly, our reported advisory revenue and the independent advisor's compensation in our independent advisory and brokerage services segment are materially lower in 2018 as compared to the prior year periods as a result of the adoption of ASC 606, and that reported advisory revenue growth may lag behind the overall growth rate of advisory assets.

At our insurance brokerage segment, the adoption of ASC 606 resulted in a material increase in reported insurance commission revenues. Historically, commissions on insurance policies were recognized on a gross or net basis based on how the commissions were received from the insurance carrier. Where the carrier paid us the full commission, and we remitted to the independent producer its portion of the commission, the gross amount of the commission was recognized by us. However, as was more frequently the case, where the carrier paid the independent producer directly and remitted to us only our portion of the commission, we recorded the commission revenue on a net basis (after giving effect to the payment to the producer). With the adoption of ASC 606, we report all insurance commission revenue on a gross basis, regardless of the method of payment by the carrier.

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

Our net income as reported is greater than the net income amounts without the adoption of ASC 606 due to the following: 1) the timing of revenue recognized for commissions on future renewals of insurance policies sold is accelerated, as these future commissions represent variable consideration and are required to be estimated, 2) certain costs to obtain a contract with a customer are now capitalized and have historically been recorded as a period expense, and 3) forgivable loans to independent financial advisors are now amortized over the expected useful lives of their relationship period with our subsidiaries; previously these loans were amortized based on their legal terms.

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

The following table includes a reconciliation of net income (loss) attributable to the Company as reported to EBITDA, as adjusted, for the periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$357,756	$311,536	$687,140	$601,827
Total expenses	343,822	310,286	665,509	605,247
Income (loss) before income taxes	13,884	1,187	21,520	(3,331)
Net income (loss) attributable to the Company	9,302	1,328	14,765	(2,346)

Reconciliation of net income (loss) attributable to the Company to EBITDA, as adjusted:
Net income (loss) attributable to the Company	$9,302	$1,328	$14,765	$(2,346)
Less:
Interest income	(508)	(98)	(878)	(200)
Change in fair value of contingent consideration	50	63	111	(89)
Add:
Interest expense	2,154	521	4,020	998
Income tax expense (benefit)	4,574	(138)	6,746	(977)
Depreciation and amortization	5,762	7,294	11,571	14,726
Non-cash compensation expense	1,568	1,378	3,062	2,807
Amortization of retention and forgivable loans	107	1,671	183	3,262
Amortization of contract acquisition costs	2,361	—	4,571	—
Financial advisor recruiting expense	89	564	176	1,432
Acquisition-related expense	—	89	913	265
Other (1) (2)	380	485	763	769
EBITDA, as adjusted	$25,839	$13,157	$46,003	$20,647

(1)
Includes severance costs of $86 and $174, excise and franchise tax expense of $169 and $322 and compensation expense that may be paid in stock of $125 and $267 for the three and six months ended June 30, 2018, respectively.

(2)
Includes severance costs of $194, excise and franchise tax expense of $145 and $286 and compensation expense that may be paid in stock of $160 and $303 for the three and six months ended June 30, 2017, respectively.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs, change in fair value of contingent consideration related to acquisitions, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes loss on write-off of receivable from subtenant, excise and franchise tax expense, severance costs and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended (the "Securities Act"). We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions.

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

EBITDA, as adjusted, for the second quarter of 2018 was $25,839, an increase of $12,682 (96%), from EBITDA, as adjusted, of $13,157 for the second quarter of 2017. This increase was due to increases in EBITDA, as adjusted, in each of our operating segments. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $11,499 (84%) on increased revenue of $18,616 (7%). EBITDA, as adjusted, in our Ladenburg segment increased by $49 (2%) on increased revenue of $109 (1%). EBITDA, as adjusted, in our insurance brokerage segment increased by $896 (173% ) on increased revenue of $25,586 (207%), due in part to the impact of the adoption of ASC 606.

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
.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Independent advisory and brokerage services	$299,471	$280,855	$575,000	$546,696
Ladenburg	18,120	18,011	40,434	29,876
Insurance Brokerage	37,925	12,339	68,985	24,640
Corporate	2,240	331	2,721	615
Total revenues	$357,756	$311,536	$687,140	$601,827

Income (loss) before income taxes:
Independent advisory and brokerage services	$16,708	$5,404	$27,388	$8,998
Ladenburg	1,979	1,829	6,292	1,309
Insurance Brokerage	832	(1,604)	701	(4,119)
Corporate(1)	(5,635)	(4,442)	(12,861)	(9,519)
Total income (loss) before income taxes	$13,884	$1,187	$21,520	$(3,331)

EBITDA, as adjusted:
Independent advisory and brokerage services	$25,221	$13,722	$45,232	$25,457
Ladenburg	2,268	2,219	6,919	2,332
Insurance Brokerage	1,413	517	1,854	74
Corporate	(3,063)	(3,301)	(8,002)	(7,216)
Total EBITDA, as adjusted(2)	$25,839	$13,157	$46,003	$20,647

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses related to the Corporate segment.

(2)	See Note 14 to our condensed consolidated financial statements for a reconciliation of EBITDA, as adjusted, to income (loss) before income taxes.

Three months ended June 30, 2018 versus three months ended June 30, 2017

For the quarter ended June 30, 2018, we had net income attributable to the Company of $9,302 as compared to net income attributable to the Company of $1,328 for the quarter ended June 30, 2017, primarily due to increased revenues. The increase of $46,220 (15%) in total revenues was partially offset by a $33,536 (11%) increase in total expenses.

Our total revenues for the three months ended June 30, 2018 increased by $46,220 (15%) from the 2017 period, primarily attributable to increases in commissions, service fees and other income, partially offset by lower advisory revenue due to the change in accounting for revenues under ASC 606. Second quarter 2018 revenues included increases in commissions of $47,406, service fees of $7,249, other income of $4,329 and interest and dividends of $423, partially offset by a decrease in advisory fees of $12,004 and investment banking revenue of $1,158. Our independent advisory and brokerage services segment revenues increased by $18,616 (7%) from the 2017 period, mainly as a result of increased commissions, service fees and other income. Our Ladenburg segment revenues in the second quarter of 2018 increased by $109 (1%) from the comparable 2017 quarter. Our insurance brokerage segment revenues increased by $25,586 (207%) for the three months ended June 30, 2018 due to increased commissions from institutional accounts as compared to the prior-year period and the change in accounting for insurance commissions revenue under ASC 606. Our corporate segment revenue increased by $1,909 (577%) due to the forgiveness of the loan from one of our clearing firms.

Our total expenses for the three months ended June 30, 2018 increased by $33,536 (11%) as compared to the 2017 period, mostly driven by increases of $23,145 (166%) and $7,330 (3%) in our insurance brokerage and independent advisory and brokerage services segments, respectively.

Second quarter 2018 expenses included increases in commissions and fees expense of $28,316, compensation and benefits expense of $7,698, amortization of financial advisor acquisition costs of $2,361, interest expense of $1,633, professional services expense of $1,540 and non-cash compensation expense of $190, partially offset by decreases in other expenses of $2,968, brokerage, communication and clearance fee expense of $1,968, amortization of retention and forgivable loans of $1,564 and depreciation and amortization of $1,532.

Commissions revenue for the three months ended June 30, 2018 increased by $47,406 (36%) as compared to the 2017 period, primarily attributable to an increase in sales of variable annuity, mutual fund and fixed annuities/insurance products and due to the impact of the adoption of ASC 606. Commissions revenue in our independent advisory and brokerage services segment increased by $22,250 (19%) for the 2018 second quarter as compared to the 2017 second quarter. Commissions revenue in our insurance brokerage segment increased by $25,325 (215%) from the comparable 2017 quarter due to increased commissions from institutional accounts and the change in accounting for insurance commissions revenue under ASC 606. Our Ladenburg segment commissions revenue decreased by $169 (5%) for the second quarter of 2018 as compared to the prior-year period.

Advisory fee revenue for the three months ended June 30, 2018 decreased by $12,004 (9%) as compared to the 2017 period primarily due to the change in accounting for revenues under ASC 606. Beginning in 2018, we no longer recognize advisory revenue on a gross basis when the client's assets are held at a Hybrid RIA. We now recognize these revenues on a net basis (after deducting the advisors' compensation), but record administrative fees for value- added services provided to Hybrid RIAs. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at June 30, 2018 increased by 19% as compared to June 30, 2017. Total advisory assets under management at June 30, 2018 were approximately $75,200,000 as compared to $63,400,000 at June 30, 2017. We expect that future advisory revenue growth may lag behind the overall growth rate of advisory assets due to the adoption of ASC 606.

The $1,158 (9%) decrease in investment banking revenue for the three months ended June 30, 2018 as compared to the 2017 period was primarily driven by a $693 decrease in capital raising revenue and a $465 decrease in strategic advisory services revenue as compared to the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $11,251 for the 2018 second quarter as compared to $11,944 for the 2017 second quarter. Strategic advisory services revenue was $478 in the second quarter of 2018 as compared to $944 in the comparable 2017 quarter.

The $25 (10%) decrease in principal transactions revenue for the three months ended June 30, 2018 as compared to the 2017 period was primarily attributable to our Ladenburg segment, which had a decrease of $28 due to a decline in the market value of the firm's investments.

The $423 (64%) increase in interest and dividends revenue for the three months ended June 30, 2018 as compared to the 2017 period was primarily driven by higher interest rates in the 2018 period.

The $7,249 (36%) increase in service fees revenue for the three months ended June 30, 2018 as compared to the 2017 period was driven by an increase of $7,125 in our independent advisory and brokerage segment primarily due to increases in revenue from our cash sweep programs of $7,598, partially offset by lower trading services and fees of $1,407. Service fees revenue from our cash sweep programs was $12,926 in the second quarter of 2018 as compared to $5,160 in the 2017 period, reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of service fees revenue from our cash sweep programs are dependent upon prevailing interest rates and cash asset levels. At June 30, 2018, client assets included cash balances of approximately $4,268,000, including approximately $4,023,000 participating in our cash sweep programs. We implemented a new cash sweep program in the first quarter of 2018 for eligible advised IRA accounts. We expect the implementation of this program will result in an increase in service fees revenue for 2018 assuming constant asset levels.

The $4,329 (44%) increase in other income for the three months ended June 30, 2018 as compared to the 2017 period was primarily attributable an increase in our independent advisory and brokerage segment of $1,677 and our corporate segment of $2,279.

Our independent advisory and brokerage segment had increases in marketing services and product incentives of $1,230, growth incentive credits from one of our clearing firms of $472 and conference revenue of $134, partially offset by a decrease in deferred compensation investment revenue of $175. The increase in our corporate segment was primarily due to the forgiveness of $2,222 of principal and interest of the NFS loan.

The $28,316 (13%) increase in commissions and fees expense for the three months ended June 30, 2018 as compared to the 2017 period was directly correlated to the increase in commissions revenue in our independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives increase their business, both our revenues and expenses increase as our representatives earned increased compensation based on the higher revenues produced.

The $7,698 (19%) increase in compensation and benefits expense for the three months ended June 30, 2018 as compared to the 2017 period was attributable to an increase of $3,224 in our independent advisory and brokerage services segment, an increase of $519 in our Ladenburg segment, an increase of $1,544 in our insurance brokerage segment and an increase of $2,411 in our corporate segment. The increase in salaries and benefits in our independent brokerage and advisory services segment was due to the headcount increase of 13% from the prior-year period as a result of business expansion.

The $190 (14%) increase in non-cash compensation expense for the three months ended June 30, 2018 as compared to the 2017 period was primarily attributable to an increase in our independent advisory and brokerage services segment of $68, our Ladenburg segment of $20 and our corporate segment of $106, partially offset by a decrease of $4 in our insurance brokerage segment.

The $1,968 (40%) decrease in brokerage, communication and clearance fees expense for the three months ended June 30, 2018 as compared to the 2017 period was driven primarily by a decrease of $1,766 in our independent advisory and brokerage services segment and $110 in our Ladenburg segment. The decrease in expense resulted from increased levels of clearing credits during the 2018 period and included new annual business credits to be received during the extension of the term of our clearing agreements with one of our clearing firms entered into in May 2018. We expect that brokerage, communications and clearance fee expense will benefit in future periods from these credits.

The $81 (3.3%) decrease in rent and occupancy expense, net of sublease revenue, for the three months ended June, 2018 as compared to the 2017 period was primarily attributable to decreases of $172 in our Ladenburg segment, partially offset by an increase of $68 in our independent advisory and brokerage services segment.

The $1,540 (41%) increase in professional services expense for the three months ended June 30, 2018 as compared to the 2017 period primarily was due to higher legal expenses. We incurred increases in professional services expense in our Ladenburg segment of $904, in our independent advisory and brokerage services segment of $460, and our corporate segment of $256, partially offset by decreases in our insurance brokerage segment of $80.

The $1,633 (313%) increase in interest expense for the three months ended June 30, 2018 as compared to the 2017 period primarily resulted from an increased average debt balance due to the issuance of senior notes in the fourth quarter of 2017 and first and second quarters of 2018 and higher interest rates. Our average outstanding debt balance was approximately $116,849 for the second quarter of 2018 as compared to $29,167 for the second quarter of 2017. The average interest rate was 6.1% for the three months ended June 30, 2018 as compared to 5.2% for the comparable 2017 period. Our outstanding debt balance as of June 30, 2018 included $6,738, $1,032 and $3,857 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively, and $5,280 of indebtedness incurred under a subsidiary's term loan, which indebtedness was prepaid in July 2018.

The $1,532 (21%) decrease in depreciation and amortization expense for the three months ended June 30, 2018 as compared to the 2017 period was primarily driven by a decrease of $1,583 in our insurance brokerage segment due to the reclassification of the renewal intangible for insurance commissions to other receivables based on the adoption of ASC 606.

The $89 (100%) decrease in acquisition-related expense for the three months ended June 30, 2018 as compared to the 2017 period was driven by our independent advisory and brokerage services segment.

The $1,564 (94%) decrease in amortization of retention and forgivable loans for the three months ended June 30, 2018 as compared to the 2017 period was driven by the reclassification of notes receivable to contract acquisition costs due to the adoption of ASC 606.

The $2,361 increase in amortization of contract acquisition costs for the three months ended June 30, 2018 as compared to the 2017 period was due to the change in accounting for revenues under ASC 606 related to costs to obtain a contract with a customer.

The $2,968 (14%) decrease in other expense for the three months ended June 30, 2018 as compared to the 2017 period was primarily driven by decreases at our independent advisory and brokerage services segment of $829, our Ladenburg segment of $1,211 and our corporate segment by $1,190, partially offset by an increase in our insurance brokerage segment of $262.

The total decrease in other expense was primarily attributable to decreases in legal settlement of $4,145, bad debt expense of $657 and deferred compensation expense of $208, partially offset by increases in computer and software expenses of $815, travel and entertainment of $543, office expense of $419 and conference expense of $287.

We had an income tax expense of $4,574 for the three months ended June 30, 2018 as compared to an income tax benefit of $138 in the comparable 2017 period.

As of June 30, 2018, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses. The income tax provision includes a provision for federal, state and local income taxes. See Note 7 to our condensed consolidated financial statements.

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

Six months ended June 30, 2018 versus six months ended June 30, 2017

For the six months ended June 30, 2018, we had net income attributable to the Company of $14,765 as compared to a net loss attributable to the Company of $2,346 for the six months ended June 30, 2017. The increase of $85,313 (14%) in total revenues was partially offset by a $60,262 (10%) increase in total expenses.

Our total revenues for the six months ended June 30, 2018 increased by $85,313 (14.2%) as compared to the 2017 period, resulting primarily from increases in commissions, investment banking revenues, interest and dividends, service fees and other income. 2018 revenues included increases in commissions of $80,642, investment banking revenue of $8,843, interest and dividends of $575, service fees of $13,595 and other income of $6,460, partially offset by a decrease in advisory fees of $24,624 . Our independent advisory and brokerage services segment revenues increased by $28,304 (5%) from the 2017 period, primarily attributable to increased commissions, service fees and other income, partially offset by a decrease in advisory fee revenue. Our Ladenburg segment revenues for the six months ended June 30, 2018 increased by $10,558 (35%) from the 2017 period driven by an increase in equity capital raising and strategic advisory services. Our insurance brokerage segment revenues increased by $44,345 (180%) due to increased commissions from institutional accounts as compared to the prior-year period and the change in accounting for insurance commissions revenue under ASC 606. Our corporate segment revenue increased by $2,106 (342%) due to the forgiveness of the loan from one of our clearing firms.

Our total expenses for the six months ended June 30, 2018 increased by $60,262 (10%) from the prior-year period, mostly driven by an increase of $39,515 (138%) in our insurance brokerage segment, $9,724 (2%) in our independent advisory and brokerage services, $5,575 (20%) in our Ladenburg segment and $5,448 (54%) in our corporate segment.

Expenses for the six months ended June 30, 2018 included increases in commissions and fees expense of $40,893, compensation and benefits expense of $15,822, amortization of financial advisor acquisition costs of $4,571, interest expense of $3,022, professional services of $2,435 and acquisition-related expense of $648, partially offset by a decrease in depreciation and amortization expense of $3,155, amortization of retention loans expense of $3,079 and brokerage, communication and clearance fees of $1,214.

The $80,642 (31%) increase in commissions revenue for the six months ended June 30, 2018 as compared to the 2017 period was primarily attributable to an increase in sales of variable annuity, mutual fund and fixed annuities/insurance products and due to the impact of the adoption of ASC 606. Our independent advisory and brokerage services segment commissions revenue increased by $36,656 (16%) resulting from increased sales of variable annuity and mutual fund products during the 2018 period. Our Ladenburg segment commissions revenue increased by $82 (1%) in the six months ended June 30, 2018 as compared to the same period of 2017. Our insurance brokerage segment commissions revenue increased by $43,905 (187%) in 2018 from the prior-year period, primarily due to the change in accounting for revenues under ASC 606.

The $24,624 (9%) decrease in advisory fee revenue for the six months ended June 30, 2018 as compared to the 2017 period was primarily attributable to a $25,070 (10% ) decrease in advisory fee revenue in our independent advisory and brokerage services segment due to the change in accounting for revenues under ASC 606. Beginning in 2018, we no longer recognize advisory revenue on a gross basis when the client's assets are held at a Hybrid RIA. We now recognize these revenues on a net basis (after deducting the advisors' compensation), but also record administrative services provided to Hybrid RIAs. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at June 30, 2018 increased by 19% as compared to June 30, 2017. Total advisory assets under management at June 30, 2018 were approximately $75,200,000 as compared to $63,400,000 at June 30, 2017. We expect that future advisory revenue growth may lag behind the overall growth rate of advisory assets due to the adoption of ASC 606.

The $8,843 (46%) increase in investment banking revenue for the six months ended June 30, 2018 as compared to the 2017 period was due to a $8,580 increase in capital raising revenue and a $264 increase in strategic advisory services revenue during 2018. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $25,830 for the six months ended June 30, 2018 as compared to $17,251 for the prior-year period, resulting from a significant increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $2,389 in the six months ended June 30, 2018 as compared to $2,125 in the comparable 2017 period.

The $178 (31%) decrease in principal transactions revenue for the six months ended June 30, 2018 as compared to the 2017 period was primarily attributable to our Ladenburg segment, which had a decrease of $166 (30%) due to a decline in the market value of the firm's investments.

The $575 (45%) increase in interest and dividends revenue for the six months ended June 30, 2018 as compared to the 2017 period was primarily driven by higher interest rates in the 2018 period.

The $13,595 (35%) increase in service fees revenue for the six months ended June 30, 2018 as compared to the 2017 period was primarily driven by an increase of $13,235 in our independent advisory and brokerage services segment. The increase in our independent advisory and brokerage services segment was primarily due to increases in cash sweep revenue of $14,530, other rep and client fees of $906, rep affiliation fees of $642 and registration revenues of $162, partially offset by decreases in trading services and fees of $2,960. Service fees revenue from our cash sweep programs was $23,181 in the six months ended June 30, 2018, as compared to $8,259 in the comparable 2017 period, reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of service fees revenue are dependent upon changes in prevailing interest rates and cash asset levels. At June 30, 2018, client assets included cash balances of approximately $4,268,000, including approximately $4,023,000 participating in our cash sweep programs. We implemented a new cash sweep program in the first quarter of 2018 for eligible advised IRA accounts. We expect the implementation of this program will result in an increase in service fees revenue for 2018 assuming constant asset levels.

The $6,460 (38%) increase in other income for the six months ended June 30, 2018 as compared to the 2017 period was primarily driven by an increase of $3,666 in our independent advisory and brokerage services segment and an increase of $2,260 in our corporate segment. Our independent advisory and brokerage segment had increases in growth incentive credits from one of our clearing firms of $3,236, marketing services and product incentives of $1,134 and conference revenue of $63, partially offset by a decrease of deferred compensation investment revenue of $809. The increase in our corporate segment was primarily due to the forgiveness of $2,222 of principal and interest of the NFS loan.

The $40,893 (9%) increase in commissions and fees expense for the six months ended June 30, 2018 as compared to the 2017 period was directly correlated to the increase in commissions in our independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment. These payments to the independent contractor registered representatives are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives decrease their business, both our revenues and expenses decrease because our representative earned reduced compensation based on the lower revenues produced.

Compensation and benefits expense increased by $15,822 (20%) for the six months ended June 30, 2018 as compared to the 2017 period. This was attributable to an increase of $5,414 in our independent advisory and brokerage services segment, as headcount grew 13% from the prior-year period, an increase of $4,851 in the Ladenburg segment, as revenue driven compensation increased $3,166 and bonus accruals increased $1,282, an increase of $3,477 in our corporate segment, due to increases in headcount and incentive compensation, and an increase of $2,080 in our insurance brokerage segment primarily due to an increase in revenue.

The $255 (9%) increase in non-cash compensation expense for the six months ended June 30, 2018 as compared to the 2017 period was primarily attributable to an increase in our corporate segment of $116 and our independent advisory and brokerage services segment of $110.

The $1,214 (13%) decrease in brokerage, communication and clearance fees expense for the six months ended June 30, 2018 as compared to the 2017 period was driven by a decrease of $1,158 in our independent advisory and brokerage services segment. The decrease in expense resulted from increased levels of clearing credits during the 2018 period and included new annual business credits to be received during the extension of the term of our clearing agreements with one of our clearing firms entered into in May 2018. We expect that brokerage, communications and clearance fee expense will benefit in future periods from these credits.

The $2,435 (31%) increase in professional services expense for the six months ended June 30, 2018 as compared to the 2017 period was primarily due to higher legal expenses. We incurred increases in our Ladenburg segment of $1,853 and our corporate segment of $769, partially offset by a decrease in our insurance brokerage segment of $133 and independent advisory and brokerage services segment of $54.

The $3,022 (303%) increase in interest expense for the six months ended June 30, 2018 as compared to the 2017 period primarily resulted from an increased average debt balance and higher interest rates. Our average outstanding debt balance was approximately $107,851 for the six months ended June 30, 2018 as compared to $27,474 for the six months ended June 30, 2017. The average interest rate was 6.3% for the six months ended June 30, 2018 as compared to 5.3% for the comparable 2017 period. Our outstanding debt balance as of June 30, 2018 included $6,738, $1,032 and $3,857 of indebtedness incurred in connection with the Highland, KMS and SSN acquisitions, respectively, and $5,280 of indebtedness incurred under a subsidiary's term loan, which indebtedness was prepaid in July 2018.

The $3,155 (21%) decrease in depreciation and amortization expense for the six months ended June 30, 2018 as compared to the 2017 period was attributable to decreases of $3,145 in our insurance brokerage segment due to the reclassification of the renewal intangible for insurance commissions to other receivables based on the adoption of ASC 606.

The $648 (245%) increase in acquisition-related expense for the six months ended June 30, 2018 as compared to the 2017 period was primarily due to higher expenses in our independent advisory and brokerage segment related to temporary help and overtime compensation related to on-boarding newly-recruited advisors.

The $3,079 (94%) decrease in amortization of retention and forgivable loans for the six months ended June 30, 2018 as compared to the 2017 period was driven by the reclassification of notes receivable to contract acquisition costs due to the adoption of ASC 606.

The $4,571 increase in amortization of contract acquisition costs for the six months ended June 30, 2018 as compared to the 2017 period was due to the change in accounting for revenues under ASC 606 related to costs to obtain a contract with a customer.

The $44 (0.1%) increase in other expense for the six months ended June 30, 2018 as compared to the 2017 period was primarily driven by increases at our independent advisory and brokerage services segment of $2,063 and our insurance brokerage segment of $579, partially offset by decreases in our corporate segment of $1,772 and our Ladenburg segment of $826.

The total increase in other expense was primarily attributable to increases in computer and software expenses of $1,046, travel and entertainment of $690, office expense of $425, dues, licenses and registrations of $351, advertising of $337, conference expense of $239, stock and bond error of $113 and education and seminars of $86, partially offset by decreases in legal settlement of $1,716, deferred compensation expense of $863 and bad debt expense of $648.

We had an income tax expense of $6,746 for the six months ended June 30, 2018 as compared to an income tax benefit of $977 in the comparable 2017 period.

As of June 30, 2018, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses. Prior to June 30, 2018, we maintained a full valuation allowance against all of our net deferred tax assets. The income tax provision includes a provision for federal, state and local income taxes. See Note 7 to our condensed consolidated financial statements.

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

Liquidity and Capital Resources

Approximately 35% and 36% of our total assets at June 30, 2018 and December 31, 2017, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At June 30, 2018, each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg was subject to a $250 minimum net capital requirement.

At June 30, 2018, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $10,599, Triad $7,735, Investacorp $8,577, KMS $7,654, SSN $7,219 and Ladenburg $26,636. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement.

Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At June 30, 2018, Premier Trust had stockholders’ equity of $2,272, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our chairman and principal shareholder. We believe that we have adequate cash and regulatory capital to fund our current level of operating activities through August 2019.

In June 2018, we entered into an equity distribution agreement under which we may sell up to 6,832,841 shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act. This equity distribution agreement replaced our previous equity distribution agreement pursuant to which we could sell up to 8,000,000 shares of our Series A Preferred Stock. During the three and six months ended June 30, 2018, we did not sell any shares of Series A Preferred Stock pursuant to the “at the market” offering. As of June 30, 2018, we had remaining 6,832,841 shares of Series A Preferred Stock available for sale under such equity distribution agreement.

On November 21, 2017, we sold $72,500 principal amount of our 6.5% Senior Notes. Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the fourth quarter of 2017, the underwriters exercised their option to purchase an additional $3,906 principal amount of the 6.5% Senior Notes, net of discounts of $163. In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 6.5% Senior Notes from time to time in an "at the market" offering. During the three and six months ended June 30, 2018, we sold $1,662 and $6,198 principal amount of 6.5% Senior Notes, respectively, pursuant to the "at the market" offering.

On May 22, 2018, we sold $40,000 principal amount of our 7.0% Senior Notes pursuant to an underwritten offering. Interest on the 7.0% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 2018. We may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the second quarter of 2018, the underwriters exercised their option to purchase an additional $1,356 principal amount of the 7% Senior Notes, net of discounts of $56. In June 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 7% Senior Notes from time to time in an "at the market" offering. During the three months ended June 30, 2018, we sold $754 principal amount of 7% Senior Notes pursuant to the "at the market" offering.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either June 30, 2018 or December 31, 2017. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of June 30, 2018.

Cash provided by operating activities for the six months ended June 30, 2018 was $26,003, which primarily consisted of our net income of $14,774 adjusted for non-cash expenses, decreases in receivables from clearing brokers, notes receivable from financial advisors, net, receivables from other broker-dealers, increases in securities sold, but not yet purchased, at fair value, commissions and fees payable, accounts payable and accrued liabilities and deferred compensation partially offset by increases in securities owned, at fair value, contract acquisition costs, other receivables, net, other assets, as well as decreases in accrued compensation.

Cash used in operating activities for the six months ended June 30, 2017 was $3,708, which primarily consisted of our net loss of $2,354 adjusted for non-cash expenses, amortization of intangible assets, amortization of retention and forgivable loans, deferred income taxes, increases in receivables from clearing brokers, receivables from other broker dealers, notes receivable from financial advisors, net and cash surrender value of life insurance, as well as decreases in accrued compensation and accounts payable and accrued liabilities, partially offset by decreases in other receivables, net, other assets, increases in commissions and fees payable, and deferred compensation plan.

During 2017, we experienced a significant growth in the level of recruitment of independent financial advisors and our subsidiaries issued approximately $27,000 of loans to newly-recruited financial advisors to assist in the transition process. During the first quarter of 2018, we funded approximately an additional $13,000 of loans to newly-recruited financial advisors. These loans are generally forgivable over a three-to-seven year period, subject to certain restrictions.

Investing activities used $6,605 for the six months ended June 30, 2018 primarily due to the purchase of furniture, equipment and leasehold improvements. Investing activities used $4,706 for the six months ended June 30, 2017, primarily due to the purchase of furniture, equipment and leasehold improvements.

Financing activities provided $19,175 for the six months ended June 30, 2018, primarily due to $45,936 from the issuance of senior notes and $2,613 from the issuance of common stock upon option exercises and under our employee stock purchase plan. This was partially offset by payment of $17,016 of dividends on our Series A Preferred Stock, $3,929 of dividends on our common stock, $3,428 used for common stock repurchases and retirements and $4,912 in payments of outstanding indebtedness that included a $2,543 repayment of outstanding notes related to the SSN acquisition, a $1,023 repayment of outstanding notes related to the KMS acquisition and $1,346 of bank loan and revolver repayments.

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

At June 30, 2018, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $70,199, through January 2032. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $89 through February 2020.

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

On November 4, 2011, National Financial Services LLC (“NFS”) provided us with a seven-year, $15,000 forgivable loan. Interest on the loan accrued at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. Upon meeting annual revenue targets, principal and interest, respectively, of $2,143 and $295 were forgiven in 2017 and included in other income and the outstanding balances under the 2011 forgivable loan was reduced to $2,143.

In May 2018, five of our broker-dealer subsidiaries entered into a six-year extension of their clearing agreements with NFS. In connection with the extension, we entered into a termination of the NFS forgivable loan agreement whereby the remaining balance of the principal and interest (approximately $2,222) on the loan was forgiven. This amount is included in other income in the second quarter of 2018.

In July 2016, as part of an amendment to a clearing agreement between one of our broker-dealer subsidiaries and its clearing firm, the clearing firm has agreed to provide a credit of $2,250 in July 2018. We have reflected the expense reduction ratably in our financial statements.

On November 6, 2013, Securities America entered into a loan agreement (the “SA Loan Agreement”) with a third-party financial institution for (i) a term loan in the aggregate principal amount of $1,709 and (ii) a revolving credit facility. The term loan bore interest at 5.5%, and was re-paid in full in May 2017. Revolving loans bore interest at 5.5% per annum over a 5-year term. At June 30, 2018, $153 was outstanding and $1,000 was available under the revolving credit facility.

On April 21, 2017, Securities America entered into an amended and restated loan agreement with a financial institution (the “Amended SA Loan Agreement”). The loan agreement modified the interest rate for new loans under Securities America's revolving credit facility to prime plus 2.25%. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000 subject to certain conditions. This second term loan bears interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by Securities America's assets. The Amended SA Loan Agreement contains certain affirmative and negative covenants, including covenants regarding Securities America’s client asset levels and number of financial advisors. At June 30, 2018, $5,280 was outstanding under this term loan. In July 2018, Securities America prepaid the term loan, including accrued interest.

On July 31, 2014, we acquired, by way of merger, HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. At June 30, 2018, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding. In July 2018, HCHC prepaid the promissory notes, including accrued interest.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. At June 30, 2018, the outstanding balance of these notes, net of a $36 discount, amounted to $996. In July 2018, the Company prepaid the promissory notes, including accrued interest.

On January 2, 2015, we acquired all of the capital stock of SSN and a related company ("RCC"). The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, payable in equal quarterly installments of principal and interest. At June 30, 2018, the outstanding balance of these notes, net of a $163 discount, amounted to $3,694 and was subsequently prepaid, including accrued interest, on July 31, 2018.

In March 2007, October 2011, November 2014 and November 2016, our board of directors authorized in the aggregate the repurchase of up to 27,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of June 30, 2018, 20,107,830 shares had been repurchased for $51,778 under the program and have been retired, including the repurchase of 472,215 shares for $1,637 during the six months ended June 30, 2018. As of June 30, 2018, 7,392,170 shares remained available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

Off-Balance-Sheet Risk and Concentration of Credit Risk

Each of our broker-dealer subsidiaries, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. Also, if any of our broker-dealer subsidiaries maintains a short position in certain securities, it is exposed to off-balance-sheet market risk, because its ultimate obligation to purchase securities may exceed the amount recognized in the financial statements.

Please see Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Contractual Obligations

Except as set forth below, there are no material updates to the Contractual Obligations table as disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

On May 22, 2018, we sold $40,000 principal amount of our 7.0% Senior Notes. Interest on the 7.0% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 2018.

In July 2018, the Company and two of its subsidiaries prepaid, without penalty, the remaining loan balances, including accrued interest, in the aggregate amount of $14,978 for the notes payable to the former KMS, SSN and Highland shareholders and to a bank under a subsidiary's term loan.

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

We maintain inventories of trading securities. At June 30, 2018, the fair market value of our inventories was $6,548 in long positions and $4,920 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2018 will have a material adverse effect on our consolidated financial position or results of operations.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Control Over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the six months ended June 30, 2018, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a modified retrospective basis effective January 1, 2018. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting.

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

The risk factor titled "Extensive or frequent changes in regulations could adversely affect our business and results of operations." is modified to read as follows:

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

For example, certain state securities regulators require that investors in certain securities meet minimum income and/or net worth standards. These standards vary from state to state and change frequently. Changes to suitability standards may require us to expend resources to ensure that we and our financial advisors comply with the new standards. If a financial advisor does not satisfy the requirements with regard to suitability standards, we could be subject to substantial liability, including fines, penalties and possibly rescission. Along with suitability requirements, state regulators have also imposed limitations on an investor’s exposure to direct investment programs. The breadth and scope of these limitations have varied considerably and may operate to limit the exposure that a resident of a particular state has to a product, sponsor or direct investment programs generally. These concentration limitations have been applied with increasing frequency and have increasingly targeted all direct investment programs. Also, as another example, a number of states have adopted data breach protection laws that seek to protect individuals’ personal identifying information (“PII”).  These laws impose obligations that may require us to expend additional resources to ensure that we comply, which may vary from state to state.  In addition, we may be subject to potential liability to individuals and to the states if we or advisors fail to take sufficient steps to protect PII and/or fail to make the required notifications or implement other required measures.

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

In April 2018, the SEC proposed rules and interpretations concerning the standards of conduct for broker dealers and investment advisers when dealing with retail investors. The proposals would establish a best interest standard of conduct for broker- dealers recommending a securities transaction or investment strategy to retail customers, including a requirement that the broker-dealer not place its interests ahead of retail customers’ interests, and disclose and mitigate material conflicts of interest. Broker-dealers and investment advisers would be required to provide retail investors with a brief form summarizing the firms' relationship with the investor. Also, broker-dealers and their associated persons would be restricted in the use of the terms “advisor” or “adviser.” If the new rules take effect they may impact how we receive fees, how we compensate our registered representatives, how we attract and retain registered representatives, and how we design investments and services. Implementation may affect our results, including increased expenditures on legal, compliance, information technology and other costs.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the second quarter of 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2018	191,416	(2)	$3.33	186,100	7,678,285
May 1 to May 31, 2018	130,766	(3)	3.52	121,288	7,556,997
June 1 to June 30, 2018	167,409	(4)	3.58	164,827	7,392,170
Total	489,591		$3.47	472,215

(1)
In March 2007, October 2011, November 2014 and November 2016, our board of directors authorized in the aggregate the repurchase of up to 27,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of June 30, 2018, 20,107,830 shares had been repurchased for $51,778 under the program and 7,392,170 shares remain available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

(2)
Includes 5,316 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company’s Amended and Restated 2009 Incentive Compensation Plan.

(3)
Includes 9,478 shares surrendered to the Company in satisfaction of the cost to exercise options in connection with stock option awards issued under the Company’s Amended and Restated 2009 Incentive Compensation Plan.

(4)
Includes 2,582 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company’s Amended and Restated 2009 Incentive Compensation Plan.

Item 6. EXHIBITS

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated as of May 30, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 30, 2018)

4.2	Form of 7.00% Senior Note due 2028 (incorporated by reference to exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on May 30, 2018)
10.1
Forgivable Loan Termination Agreement, dated as of May 8, 2018, between the Company and National Financial Services LLC (incorporated by reference to exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018)

10.2
Equity Distribution Agreement, dated June 11, 2018, between Ladenburg Thalmann Financial Services Inc., Ladenburg Thalmann & Co. Inc. and Barrington Research Associates, Inc. (incorporated by reference to exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2018)

10.3
Note Distribution Agreement, dated as of June 22, 2018, between the Company and Ladenburg Thalmann & Co. Inc., as representative of the sales agents named therein (incorporated by reference to exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 22, 2018)

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	August 7, 2018	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)