Form 10-Q
period 2018-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2018-11-07
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes__X__ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[x]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
 ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ___ No  X

As of November 5, 2018 there were 198,452,881 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS

Cash and cash equivalents	$262,834	$172,103
Securities owned, at fair value	5,451	3,881
Receivables from clearing brokers	26,650	48,543
Receivables from other broker-dealers	1,472	2,822
Notes receivable from financial advisors, net	6,520	47,369
Other receivables, net	130,507	60,707
Fixed assets, net	28,590	23,621
Restricted cash	6,589	760
Intangible assets, net	74,233	103,611
Goodwill	125,966	124,210
Contract acquisition costs, net	77,803	—
Cash surrender value of life insurance	13,478	12,711
Other assets	40,498	31,687
Total assets	$800,591	$632,025

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$66	$231
Accrued compensation	32,013	33,343
Commissions and fees payable	109,247	67,221
Accounts payable and accrued liabilities	50,122	40,478
Deferred rent	2,970	2,151
Deferred income taxes	12,659	2,968
Deferred compensation liability	21,963	18,161
Accrued interest	—	232
Notes payable, net of unamortized discount of $115 and $424 in 2018 and 2017, respectively and net of debt issuance costs of $7,191 and $3,412 in 2018 and 2017, respectively.	185,199	96,849
Total liabilities	414,239	261,634

Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2018 and 2017; shares issued and outstanding 17,012,075 in 2018 and 2017 (liquidation preference $425,302 in 2018 and 2017)	2	2
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2018 and 2017; shares issued and outstanding, 200,251,796 in 2018 and 198,583,941 in 2017	20	20
Additional paid-in capital	487,752	520,135
Accumulated deficit	(101,467)	(149,778)

Total shareholders’ equity of the Company	386,307	370,379

Noncontrolling interest	45	12

Total shareholders' equity	386,352	370,391

Total liabilities and shareholders' equity	$800,591	$632,025
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Commissions	$172,108	$131,467	$515,775	$394,492
Advisory fees	124,550	146,677	361,571	408,322
Investment banking	9,982	14,745	38,201	34,121
Principal transactions	45	107	445	685
Interest and dividends	1,434	629	3,301	1,921
Service fees	28,702	19,277	81,189	58,169
Other income	12,054	9,407	35,533	26,426
Total revenues	348,875	322,309	1,036,015	924,136
Expenses:
Commissions and fees	249,672	235,020	735,388	679,843
Compensation and benefits	44,905	45,131	140,727	125,131
Non-cash compensation	1,380	1,341	4,442	4,148
Brokerage, communication and clearance fees	3,734	4,173	11,994	13,647
Rent and occupancy, net of sublease revenue	2,566	2,305	7,446	7,165
Professional services	4,531	4,715	14,860	12,609
Interest	3,206	601	7,226	1,599
Depreciation and amortization	5,845	7,104	17,416	21,830
Acquisition-related expenses	—	55	913	320
Amortization of retention and forgivable loans	97	1,808	280	5,070
Amortization of contract acquisition costs	2,488	—	7,059	—
Other	17,740	15,396	53,922	51,534
Total expenses	336,164	317,649	1,001,673	922,896
Income before item shown below	12,711	4,660	34,342	1,240
Change in fair value of contingent consideration	(54)	(3)	(165)	86
Income before income taxes	12,657	4,657	34,177	1,326
Income tax expense	3,207	1,255	9,953	278
Net income	9,450	3,402	24,224	1,048
Net income (loss) attributable to noncontrolling interest	13	3	22	(5)
Net income attributable to the Company	$9,437	$3,399	$24,202	$1,053
Dividends declared on preferred stock	(8,507)	(8,149)	(25,523)	(24,026)
Net income (loss) available to common shareholders	$930	$(4,750)	$(1,321)	$(22,973)

Net income (loss) per common share available to common shareholders (basic)	$0.00	$(0.02)	$(0.01)	$(0.12)

Net income (loss) per common share available to common shareholders (diluted)	$0.00	$(0.02)	$(0.01)	$(0.12)

Weighted average common shares used in computation of per share data:
Basic	196,381,910	192,912,643	196,281,283	192,498,380
Diluted	208,387,236	192,912,643	196,281,283	192,498,380
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2017	17,012,075	$2	198,583,941	$20	$520,135	$(149,778)	$12	$370,391
Cumulative effect of adoption of ASC 606 (See Note 3)	—	—	—	—	—	24,109	11	24,120
Balance - January 1, 2018	17,012,075	2	198,583,941	20	520,135	(125,669)	23	394,511
Issuance of common stock under employee stock purchase plan	—	—	122,192	—	365	—	—	365
Exercise of stock options (net of 203,132 shares tendered in payment of exercise price)	—	—	2,285,314	—	3,636	—	—	3,636
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	34	—	—	34
Stock-based compensation to employees	—	—	—	—	4,408	—	—	4,408
Issuance of restricted stock	—	—	2,115,000	—	—	—	—	—
Restricted stock forfeitures	—	—	(106,250)	—	—	—	—	—
Repurchase and retirement of common stock, including 247,379 shares surrendered for tax withholdings and 19,294 shares tendered in payment of exercise price	—	—	(2,748,401)	—	(8,746)	—	—	(8,746)
Preferred stock issued, net of underwriting discount and expense of $180	—	—	—	—	(180)	—	—	(180)
Preferred stock dividends declared and paid	—	—	—	—	(25,523)	—	—	(25,523)
Common stock dividends declared and paid	—	—	—	—	(6,377)	—	—	(6,377)
Net income	—	—	—	—	—	24,202	22	24,224
Balance - September 30, 2018	17,012,075	$2	200,251,796	$20	$487,752	$(101,467)	$45	$386,352

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$24,224	$1,048
Adjustments to reconcile net income to
net cash provided by operating activities:
Change in fair value of contingent consideration	165	(86)
Adjustment to deferred rent	819	319
Amortization of intangible assets	11,552	16,142
Amortization of debt discount	428	337
Amortization of debt issue cost	401	—
Amortization of retention and forgivable loans	280	5,070
Amortization of contract acquisition costs	7,059	—
Depreciation and other amortization	5,864	5,688
Deferred income taxes	6,056	(161)
Non-cash interest expense on forgivable loan	—	266
Non-cash compensation expense	4,442	4,148
Gain on forgiveness of accrued interest under forgivable loans	(79)	—
Gain on forgiveness of principal of note payable under forgivable loans	(2,143)	—
Loss on write-off of furniture, fixtures and leasehold improvements, net	18	1

(Increase) decrease in operating assets
Securities owned, at fair value	(1,570)	(604)
Receivables from clearing brokers	21,893	(15,230)
Receivables from other broker-dealers	1,350	(1,074)
Other receivables, net	(11,151)	5,843
Contract acquisition costs, net	(23,522)	—
Notes receivable from financial advisors, net	3	(6,443)
Cash surrender value of life insurance	(767)	(1,990)
Other assets	(8,786)	(5,019)

Increase (decrease) in operating liabilities
Securities sold, but not yet purchased, at fair value	(165)	(184)
Accrued compensation	(1,220)	2,308
Accrued interest	(153)	(65)
Commissions and fees payable	12,631	1,790
Deferred compensation liability	3,802	1,239
Accounts payable and accrued liabilities	9,932	3,105
Net cash provided by operating activities	61,363	16,448

Cash flows from investing activities:
Purchases of fixed assets	(10,503)	(7,258)
Purchase of intangible assets	(6)	—
Acquisition of certain assets of Kestler Financial Group	(1,683)	—
Acquisition of certain assets of Foothill Securities:	—	(180)
Net cash used in investing activities	(12,192)	(7,438)

Cash flows from financing activities:
Issuance of Series A preferred stock	(180)	18,032
Issuance of common stock	4,001	4,376
Issuance of senior notes	106,081	—
Series A preferred stock dividends paid	(25,523)	(24,026)
Common stock dividends paid	(6,377)	(1,962)
Repurchase of stock option award for cash	—	(850)
Repurchase and retirement of common stock	(8,746)	(4,450)
Borrowings on term loan	—	8,000
Bank loan and revolver repayments	(6,658)	(1,305)
Principal payments on notes payable	(15,209)	(5,267)
Net cash provided by (used in) financing activities	47,389	(7,452)
Net increase in cash and cash equivalents	96,560	1,558
Cash and cash equivalents including restricted cash, beginning of period	172,863	99,941
Cash and equivalents at end of period:
Cash and cash equivalents	262,834	100,739
Restricted cash	6,589	760
Cash and cash equivalents including restricted cash, end of period	$269,423	$101,499

Supplemental cash flow information:
Interest paid	$6,551	$1,062
Taxes paid	2,786	566

Acquisition of certain assets of Foothill Securities:
Assets acquired	$—	$—
Contingent consideration payable to seller	—	(180)
Net cash paid in acquisition	$—	$(180)

Acquisition of certain assets of Kestler Financial Group:
Assets acquired	$7,917	$—
Liabilities assumed	(784)	—
Net assets acquired	7,133	—
Promissory note	(5,450)	—
Net cash paid in acquisition	$1,683	$—

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

On January 1, 2018, the Company adopted ASU 2014-09 and all related amendments ("ASC 606") and applied its provisions to all uncompleted contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to increase the opening balance of retained earnings by $24,109. The comparative information for prior periods has not been adjusted and continues to be reported under the accounting standards in effect for those periods. See Note 3 for further information.

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

Accounting Standards Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. The Company will adopt the provisions of this guidance on January 1, 2019. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company plans to elect this transition method on January 1, 2019.
The Company's current lease arrangements expire through 2032.

The Company has established an implementation team that has gathered and analyzed a significant portion of its lease contracts. These implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. Based on the preliminary results of this process, which has not been completed, the Company does not expect that this standard will have a material effect on the Company’s consolidated financial statements.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effect relates to the recognition of new right of use assets and corresponding lease liabilities on the Company’s balance sheet for operating leases. The Company’s evaluation of ASU No. 2016-02 is ongoing and may identify additional impacts on the Company’s consolidated financial statements.

The Company is in the process of evaluating changes to its business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, the Company is continuing to assess any incremental disclosures that will be required in the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the requirement on the measurement and recognition of expected credit losses for financial assets held.  The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, but not earlier than annual and interim periods beginning after December 15, 2018. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees by aligning the accounting with the requirements for employee share-based compensation. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has assessed the impact that the adoption of ASU 2018-07 is not material to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and introduces a requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt this new accounting standard on January 1, 2020. Adoption is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

2. Acquisitions

In August 2018, LTAIS purchased certain assets of the insurance distribution business operated by Kestler Financial Group, Inc. (“KFG”), an independent insurance and annuity distribution company, located in Leesburg, Virginia. This asset purchase was deemed to be an asset acquisition. Under the terms of an asset purchase agreement, LTAIS purchased certain KFG assets, including the rights to the "Kestler Financial Group" name and brand. In October 2018, Securities America purchased certain assets of the brokerage business operated by KFG.

The consideration for the KFG insurance distribution transaction was $7,917, consisting of cash of $1,683 paid at closing, a $165 cash payment to be made on the first anniversary of the closing date, a promissory note in the original principal amount of $5,450 and contingent consideration having a fair value of $619, for which a liability was recognized based on estimated acquisition-date fair value of the potential earn-out.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

The consideration for the KFG brokerage business transaction, which closed in October, was $1,335, consisting of cash of $537 paid at closing (including $271 of reimbursable expenses), a $266 cash payment to be made on each anniversary of the closing date for the next three years and contingent consideration having a fair value of $0.

The liability was valued using an income-based approach of the earn-out’s probability-weighted expected payout using three earn-out scenarios. The measurement of the earn-out, which relates to a five year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price for the KFG insurance distribution transaction was allocated (preliminary) $6,161 to identifiable intangibles and other assets and $1,756 to goodwill.

Results of operations relating to KFG, which are included in the accompanying consolidated statements of operations from their respective date of acquisition, were not material. In addition, based on materiality, pro forma results were not presented.

In October 2018, Highland purchased certain assets of Four Seasons Financial Group, Inc. (“FSFG”), a wholesale insurance distribution business located in Marlton, New Jersey.  The consideration for the FSFG transaction was $1,722, consisting of cash of $450 paid upon closing, a $450 cash payment to be made on each anniversary of the closing date for the next two years and promissory notes in the original principal amount of $372. In addition, Highland may be required to deliver, during the five years following the closing date, an annual payment to FSFG based on the adjusted net revenue of the business acquired by Highland.

3. Revenue from Contracts with Customers

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

The following provides detailed information on the recognition of the Company's revenue from contracts with customers:

Broker-Dealer Commissions

The Company’s broker-dealer subsidiaries earn commissions by executing client transactions in stocks, mutual funds, variable annuities and other financial products and services as well as from annual trailing commissions. Commissions revenue is recognized on trade date when the performance obligation is satisfied. Commissions revenue is paid on settlement date, which is generally two business days after trade date for equities securities and corporate bond transactions and one business day for government securities and commodities transactions. The Company records a receivable on the trade date and receives a payment on settlement date.

Insurance Commissions

The Company’s performance obligation with respect to each contract is the sale of the insurance policy. Insurance commissions revenue includes an initial up-front (first year) commission as well as annual trailing commission payments for each policy renewal.Commissions on insurance renewal premiums are considered variable consideration.

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

Certain independent financial advisors conduct their advisory business through their own RIA firm, rather than using one of the Company's corporate RIA subsidiaries. These independent entities, or Hybrid RIAs, engage the Company for clearing, regulatory and custody services, as well as for access to investment advisory platforms. The advisory fee revenue generated by these Hybrid RIAs is earned by the independent financial advisors, and is not included in the Company's advisory fee revenues. However, the Company charges separate fees to Hybrid RIAs for technology, custody and administrative services based on the AUM within the client’s accounts. These fees are recognized on a net basis and classified as advisory fees in the condensed consolidated statements of operations. Historically, the Company has generally recognized advisory fee revenue on a gross basis based on the fees charged by the independent financial advisors to their clients. Accordingly, the Company's reported advisory revenue and the independent financial advisors’ compensation in the Company's independent advisory and brokerage services segment is materially lower in 2018 as compared to the prior-year periods and reported advisory revenue growth may lag behind the overall growth rate of advisory assets.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by service line and segment:

For the Three Months Ended September 30, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$137,054	$2,590	$32,464	$—	$172,108
Advisory fees	122,848	1,644	—	58	124,550
Investment banking	129	10,038	—	(185)	9,982
Principal transactions	(2)	48	—	(1)	45
Interest and dividends	700	185	—	549	1,434
Service fees	27,868	635	—	199	28,702
Other income	11,418	40	496	100	12,054
Total revenues	$300,015	$15,180	$32,960	$720	$348,875

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

For the Nine Months Ended September 30, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$407,159	$8,739	$99,877	$—	$515,775
Advisory fees	356,051	5,352	—	168	361,571
Investment banking	558	38,497	—	(854)	38,201
Principal transactions	5	433	—	7	445
Interest and dividends	1,854	420	—	1,027	3,301
Service fees	78,780	1,822	—	587	81,189
Other income	30,608	351	2,068	2,506	35,533
Total revenues	$875,015	$55,614	$101,945	$3,441	$1,036,015

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
The following table provides information about contract assets and contract liabilities from contracts with customers. Estimated trailing commissions are included in other receivables, net while estimated expenses on trailing commissions are included in commissions and fees payable on the condensed consolidated statement of financial condition:

	As of September 30, 2018	As of January 1, 2018 (Adoption Date)
Contract assets - Insurance trailing commissions	$61,641	$58,786
Contract liabilities - Insurance trailing commissions	30,612	29,395

Performance obligations related to insurance brokerage revenue are considered satisfied when the sale of the initial insurance policies are completed, including expected future trailing commissions due to the Company each year upon customer renewals of the policies sold. Upon receipt of the annual trailing commission, the Company pays a corresponding commission expense. Based on historical data, customer renewal periods are estimated at approximately eight years from the sale of the initial policy. Accordingly, all contract asset and liabilities associated with trailing insurance commissions are considered long-term, except for the renewals expected during 2018 which approximate $22,200 in contract assets and $11,100 in contract liabilities.
Increases to the contract asset were a result of $6,611 and $20,596 in estimated trailing commissions from new policies during the three and nine months ended September 30, 2018, respectively, while decreases were driven by $5,826 and $17,742 in actual commissions received during the three and nine months ended September 30, 2018, respectively. Increases to the contract liability were a result of $3,293 and $10,298 in estimated commission expense from new policies during the three and nine months ended September 30, 2018, respectively, while decreases were driven by $3,039 and $9,081 in actual commissions paid during the three and nine months ended September 30, 2018, respectively.

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
The balance of contract acquisition costs, net, was $77,803 as of September 30, 2018, an increase of $16,463 compared to the adoption date of January 1, 2018. Amortization on these contract acquisition costs was $7,059 during the nine months ended September 30, 2018. There were no impairments or changes to underlying assumptions related to contract acquisition costs, net, for the period.
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Financial Condition

	As Reported	Adjustments			Adjusted
	December 31, 2017	Investment Banking	Insurance Renewals	Costs to obtain or fulfill a contract	January 1, 2018
ASSETS	(Audited)

Cash and cash equivalents	$172,103	$—	$—	$—	$172,103
Securities owned, at fair value	3,881	—	—	—	3,881
Receivables from clearing brokers	48,543	—	—	—	48,543
Receivables from other broker-dealers	2,822	—	—	—	2,822
Notes receivable from financial advisors, net	47,369	—	—	(40,566)	6,803
Other receivables, net	60,707	(137)	58,786	—	119,356
Fixed assets, net	23,621	—	—	—	23,621
Restricted assets	760	—	—	—	760
Intangible assets, net	103,611	—	(23,645)	—	79,966
Goodwill	124,210	—	—	—	124,210
Contract acquisition costs, net	—	—	—	61,340	61,340
Cash surrender value of life insurance	12,711	—	—	—	12,711
Other assets	31,687	25	—	—	31,712

Total assets	$632,025	$(112)	$35,141	$20,774	$687,828

LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, but not yet purchased, at fair value	$231	$—	$—	$—	$231
Accrued compensation	33,343	(110)	—	—	33,233
Commissions and fees payable	67,221	—	29,395	—	96,616
Accounts payable and accrued liabilities	40,478	(104)	—	(1,133)	39,241
Deferred rent	2,151	—	—	—	2,151
Deferred income taxes	2,968	28	1,489	2,118	6,603
Deferred compensation liability	18,161	—	—	—	18,161
Accrued interest	232	—	—	—	232
Notes payable	96,849	—	—	—	96,849
Total liabilities	$261,634	$(186)	$30,884	$985	$293,317

Commitments and contingencies
Shareholders' equity:
Preferred stock	2	—	—	—	2
Common stock	20	—	—	—	20
Additional paid-in capital	520,135	—	—	—	520,135
Accumulated deficit	(149,778)	74	4,257	19,778	(125,669)

Total shareholders' equity of the Company	370,379	74	4,257	19,778	394,488

Noncontrolling interest	12	—	—	11	23

Total shareholders' equity	370,391	74	4,257	19,789	394,511

Total liabilities and shareholders' equity	$632,025	$(112)	$35,141	$20,774	$687,828

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Impacts on Financial Statements at September 30, 2018

The following tables compare the reported condensed consolidated statement of financial condition and statements of operations as of and for the three and nine months ending September 30, 2018, to the pro-forma amounts had the previous accounting standards been in effect.

During the three and nine months ended September 30, 2018, the Company's net income as reported is greater than the net income amounts without the adoption of ASC 606 due to the following: 1) the timing of revenue recognized for commissions on future renewals of insurance policies sold is accelerated, as these future commissions represent variable consideration and are required to be estimated, 2) certain costs to obtain a contract with a customer are now capitalized and have historically been recorded as a period expense, and 3) forgivable loans to independent financial advisors are now amortized over the expected useful lives of their relationship period with the Company's subsidiaries; previously these loans were amortized based on their legal terms.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Financial Condition

	As of September 30, 2018
	As Reported	Balances without the adoption of ASC 606	Effects of Change Higher/(Lower)
ASSETS

Cash and cash equivalents	$262,834	$262,834	$—
Securities owned, at fair value	5,451	5,451	—
Receivables from clearing brokers	26,650	26,650	—
Receivables from other broker-dealers	1,472	1,472	—
Notes receivable from financial advisors, net	6,520	57,983	(51,463)
Other receivables, net	130,507	69,161	61,346
Fixed assets, net	28,590	28,590	—
Restricted assets	6,589	6,589	—
Intangible assets, net	74,233	93,937	(19,704)
Goodwill	125,966	125,966	—
Contract acquisition costs, net	77,803	—	77,803
Cash surrender value of life insurance	13,478	13,478	—
Other assets	40,498	39,976	522
Total assets	$800,591	$732,087	$68,504

LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, but not yet purchased, at market value	$66	$66	$—
Accrued compensation	32,013	32,115	(102)
Commissions and fees payable	109,247	78,635	30,612
Accounts payable and accrued liabilities	50,122	50,536	(414)
Deferred rent	2,970	2,970	—
Deferred income taxes	12,659	6,549	6,110
Deferred compensation liability	21,963	21,963	—
Accrued interest	—	—	—
Notes payable	185,199	185,199	—
Total liabilities	$414,239	$378,033	$36,206

Commitments and contingencies
Shareholders' equity:
Preferred stock	2	2	—
Common stock	20	20	—
Additional paid-in capital	487,752	487,752	—
Accumulated deficit	(101,467)	(133,754)	32,287

Total shareholders' equity of the Company	386,307	354,020	32,287

Noncontrolling interest	45	34	11

Total shareholders' equity	386,352	354,054	32,298

Total liabilities and shareholders' equity	$800,591	$732,087	$68,504

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2018
	As Reported	Amounts without the adoption of ASC 606	Effects of Change Higher/(Lower)
Revenues:
Commissions	$172,108	$152,795	$19,313
Advisory fees	124,550	176,889	(52,339)
Investment banking	9,982	9,374	608
Principal transactions	45	(145)	190
Interest and dividends	1,434	1,434	—
Service fees	28,702	28,702	—
Other income	12,054	12,054	—
Total revenues	348,875	381,103	(32,228)
Expenses:
Commissions and fees	249,672	283,056	(33,384)
Compensation and benefits	44,905	45,348	(443)
Non-cash compensation	1,380	1,380	—
Brokerage, communication and clearance fees	3,734	3,646	88
Rent and occupancy, net of sublease revenue	2,566	2,566	—
Professional services	4,531	4,045	486
Interest	3,206	3,204	2
Depreciation and amortization	5,845	7,159	(1,314)
Acquisition-related expenses	—	—	—
Amortization of retention and forgivable loans	97	3,595	(3,498)
Amortization of contract acquisition costs	2,488	—	2,488
Other	17,740	17,769	(29)
Total expenses	336,164	371,768	(35,604)
Income before item shown below	12,711	9,335	3,376
Change in fair value of contingent consideration	(54)	(54)	—
Income before income taxes	12,657	9,281	3,376
Income tax expense	3,207	2,335	872
Net income	9,450	6,946	2,504
Net income attributable to noncontrolling interest	13	13	—
Net income attributable to the Company	$9,437	$6,933	$2,504
Dividends declared on preferred stock	(8,507)	(8,507)	—
Net income (loss) available to common shareholders	$930	$(1,574)	$2,504

Net income (loss) per common share available to common shareholders (basic)	$0.00	$(0.01)	$0.01
Net income (loss) per common share available to common shareholders (diluted)	$0.00	$(0.01)	$0.01
Weighted average common shares used in computation of per share data:
Basic	196,381,910	196,381,910	—
Diluted	208,387,236	196,381,910	12,005,326

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2018
	As Reported	Amounts without the adoption of ASC 606	Effects of Change Higher/(Lower)
Revenues:
Commissions	$515,775	$456,409	$59,366
Advisory fees	361,571	514,704	(153,133)
Investment banking	38,201	34,999	3,202
Principal transactions	445	337	108
Interest and dividends	3,301	3,295	6
Service fees	81,189	81,189	—
Other income	35,533	35,627	(94)
Total revenues	1,036,015	1,126,560	(90,545)
Expenses:
Commissions and fees	735,388	830,792	(95,404)
Compensation and benefits	140,727	141,735	(1,008)
Non-cash compensation	4,442	4,442	—
Brokerage, communication and clearance fees	11,994	11,535	459
Rent and occupancy, net of sublease revenue	7,446	7,446	—
Professional services	14,860	13,341	1,519
Interest	7,226	7,212	14
Depreciation and amortization	17,416	21,357	(3,941)
Acquisition-related expenses	913	913	—
Amortization of retention and forgivable loans	280	10,195	(9,915)
Amortization of contract acquisition costs	7,059	—	7,059
Other	53,922	54,084	(162)
Total expenses	1,001,673	1,103,052	(101,379)
Income before item shown below	34,342	23,508	10,834
Change in fair value of contingent consideration	(165)	(165)	—
Income before income taxes	34,177	23,343	10,834
Income tax expense	9,953	7,295	2,658
Net income	24,224	16,048	8,176
Net income attributable to noncontrolling interest	22	22	—
Net income attributable to the Company	$24,202	$16,026	$8,176
Dividends declared on preferred stock	(25,523)	(25,523)	—
Net loss available to common shareholders	$(1,321)	$(9,497)	$8,176

Net loss per common share available to common shareholders (basic)	$(0.01)	$(0.05)	$0.04
Net loss per common share available to common shareholders (diluted)	$(0.01)	$(0.05)	$0.04
Weighted average common shares used in computation of per share data:
Basic	196,281,283	196,281,283	—
Diluted	196,281,283	196,281,283	—

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
The following tables present the carrying values and estimated fair values at September 30, 2018 and December 31, 2017 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$262,834	$262,834	$—	$262,834
Receivables from clearing brokers	26,650	—	26,650	26,650
Receivables from other broker-dealers	1,472	—	1,472	1,472
Notes receivables, net (1)	6,520	—	6,520	6,520
Other receivables, net	130,507	—	130,507	130,507
	$427,983	$262,834	$165,149	$427,983

Liabilities
Accrued compensation	$32,013	$—	$32,013	$32,013
Commissions and fees payable	109,247	—	109,247	109,247
Accounts payable and accrued liabilities (2)	48,183	—	48,183	48,183
Accrued interest	—	—	—	—
Notes payable, net (3)	185,199	—	194,131	194,131
	$374,642	$—	$383,574	$383,574

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $1,939.
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
The following tables present the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	September 30, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$602	$602	$—	$—	$602
Debt securities	1,694	—	1,694	—	1,694
Common stock and warrants	3,155	2,302	853	—	3,155
Total	$5,451	$2,904	$2,547	$—	$5,451

Liabilities
Contingent consideration payable	$1,939	$—	$—	$1,939	$1,939
Debt securities	65	—	65	—	65
Common stock and warrants	1	1	—	—	1
Total	$2,005	$1	$65	$1,939	$2,005

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

As of September 30, 2018 and December 31, 2017, approximately $4,631 and $3,265, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of September 30, 2018 and December 31, 2017, the fair values of the warrants were $704 and $475, respectively, and are included in common stock and warrants (Level 2) above.

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

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2016	$7,144
Payments	(5,021)
Change in fair value of contingent consideration	(19)
Fair value of contingent consideration as of December 31, 2017	$2,104
Payments	(409)
Change in fair value of contingent consideration	61
Fair value of contingent consideration as of March 31, 2018	$1,756
Payments	(40)
Change in fair value of contingent consideration	50
Fair value of contingent consideration as of June 30, 2018	$1,766
Payments	(500)
Change in fair value of contingent consideration	54
Fair value of contingent consideration in connection with KFG acquisition	619
Fair value of contingent consideration as of September 30, 2018	$1,939

5. Intangible Assets

At September 30, 2018 and December 31, 2017, intangible assets subject to amortization consisted of the following:

		September 30, 2018		December 31, 2017
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$21,430	$25,563	$19,020
Relationships with financial advisors	14.4	123,477	56,953	117,995	49,925
Covenants not-to-compete	3.8	6,752	6,176	6,421	5,732
Trade names	7.7	16,915	13,915	16,910	12,245
Renewal revenue (1)	7.9	—	—	41,381	17,737
Total		$172,707	$98,474	$208,270	$104,659

(1) Due to the adoption of ASC 606 on January 1, 2018, the Company eliminated the renewal revenue intangible asset, net, that was created through the Company's acquisition of Highland in 2014. See Note 3 for further information.

Aggregate amortization expense for the nine months ended September 30, 2018 and 2017 amounted to $11,552 and $16,142, respectively. The weighted-average amortization period for total amortizable intangibles at September 30, 2018 is 9.89 years. As of September 30, 2018, the remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remainder of 2018	$4,030
2019	12,857
2020	11,270
2021	6,269
2022	5,694
2023 - 2039	34,113
$74,233

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

6. Goodwill

Changes to the carrying amount of goodwill during the periods ended September 30, 2018 and December 31, 2017 are as follows:

	Ladenburg	Independent Advisory and Brokerage Services	Insurance Brokerage	Total
Balance as of December 31, 2017	$301	$111,210	$12,699	$124,210
Business acquisition	—	—	1,756	1,756
Balance as of September 30, 2018	$301	$111,210	$14,455	$125,966

The annual impairment tests performed at December 31, 2017, based on quantitative assessments, did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business condition could result in an impairment of goodwill.
`
7. Notes Receivable from Financial Advisors

From time to time, the Company’s subsidiaries may make loans to their financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest of up to 10.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2025.
The notes are amortized over the forgiveness period, which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of September 30, 2018 and December 31, 2017, the allowance amounted to $1,452 and $1,208, respectively.
Due to the adoption of ASC 606 on January 1, 2018, the Company reclassified notes receivable balances on forgivable loans of $40,566 to contract acquisition costs, net in the condensed consolidated statements of financial condition. See Note 3 for further information.

8. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at September 30, 2018, each, excluding Ladenburg, had a $250 minimum net capital requirement. Ladenburg, as a market maker, had a $262 minimum net capital requirement.

At September 30, 2018, Securities America had regulatory net capital of $9,682, Triad had regulatory net capital of $9,705, Investacorp had regulatory net capital of $8,533, KMS had regulatory net capital of $7,532, SSN had regulatory net capital of $7,829 and Ladenburg had regulatory net capital of $25,774.

Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraph (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis. Securities America and KMS claim exemption from the provisions of SEC's Rule 15c3-3 pursuant to paragraphs (k)(2)(ii) and also (k)(2)(i).

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At September 30, 2018, Premier Trust had stockholders’ equity of $2,732, including at least $250 in cash.

9. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2018, the estimated annual effective tax rate for 2018 (exclusive of discrete items) is approximately 29.4% of projected pre-tax income. Our estimated annual tax expense consists of a provision for federal and state and local income taxes.

For the three and nine months ended September 30, 2018, the Company recorded an income tax expense of $3,207 on pre-tax income of $12,657 and an income tax expense of $9,953 on pre-tax income of $34,177, respectively. The estimated annual effective tax rate is higher than the statutory rate of 21% related primarily to state and local taxes and certain non-deductible expenses including meals and entertainment and IRC §162(m).

For the three and nine months ended September 30, 2017, the Company recorded an income tax expense of $1,255 on a pre-tax income of $4,657 and an income tax expense of $278 on a pre-tax income of $1,326, respectively.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of September 30, 2018, the Company concluded that its deferred tax assets were realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses.

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)”. Upon adoption, the Company recorded a net deferred tax liability of $3,600 with an offset to retained earnings.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying GAAP in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for the TCJA is complete as of September 30, 2018 with no significant differences from our provisional estimates.

10.	Notes Payable

Notes payable consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Notes payable to clearing firm under forgivable loans	$—	$2,143
Note payable under subsidiary's term loan with bank	—	6,563
Note payable under subsidiary's revolver with bank	121	216
Notes payable by subsidiary to certain former shareholders of Highland	—	6,738
Notes payable to KMS' former shareholders, net of $0 and $98 of unamortized discount in 2018 and 2017, respectively	—	1,958
Notes payable to SSN's former shareholders, net of $0 and $326 of unamortized discount in 2018 and 2017, respectively	—	6,074
Notes payable to Kestler Financial Group's former shareholders	5,433	—
6.5% Senior Notes, net of $69 and $0 of unamortized discount in 2018 and 2017, respectively	82,740	76,569
7% Senior Notes, net of $46 of unamortized discount in 2018	44,096	—
7.25% Senior Notes	60,000	—
Less: Unamortized debt issuance costs	(7,191)	(3,412)
Total	$185,199	$96,849

The Company estimates that the fair value of notes payable was $194,131 at September 30, 2018 and $99,129 at December 31, 2017 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of September 30, 2018, the Company was in compliance with all covenants in its debt agreements.

In May 2018, five of the Company’s broker-dealers entered into a six-year extension of their clearing agreements with National Financial Services LLC (“NFS”). In connection with the extensions, the Company entered into a termination of the forgivable loan agreement with NFS whereby the remaining balance of the principal and interest (approximately $2,222) on the loan was forgiven.

At September 30, 2018, the Company had $40,000 available under its $40,000 revolving credit agreement with an affiliate of its principal shareholder and former chairman of its board of directors, Phillip Frost, M.D. The revolving credit agreement matures on August 25, 2021.

On April 21, 2017, Securities America Financial Corporation ("SAFC") entered into an amended and restated loan agreement with a financial institution. The loan agreement modified the interest rate for new loans under SAFC's revolving credit facility to prime plus 2.25%. As of September 30, 2018, SAFC had $1,000 of availability under the revolving credit facility. This loan agreement also provides for an additional term loan in the aggregate principal amount of $8,000 subject to certain conditions. This second term loan bore interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by the assets of SAFC and Securities America Advisors, Inc. The term loan was paid in full in July 2018.

On November 21, 2017, the Company sold $72,500 principal amount of its 6.5% senior notes due November 2027 ("6.5% Senior Notes"). Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On December 12, 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of the 6.5% Senior Notes, which resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313, including $1,187 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In February 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 6.5% Senior Notes from time to time in an "at the market" offering in accordance with Rule 415 under the Securities Act. During the nine months ended September 30, 2018, the Company sold $6,240 principal amount of 6.5% Senior Notes pursuant to the "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

On May 22, 2018, the Company sold $40,000 principal amount of its 7% senior notes due May 2028 ("7% Senior Notes") pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On June 22, 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes, which resulted in total gross proceeds of $41,412, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,656, including $527 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In June 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 7% Senior Notes from time to time in an "at the market" offering. During the nine months ended September 30, 2018, the Company sold $2,729 principal amount of 7% Senior Notes pursuant to the "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales.

On August 9, 2018, the Company sold $60,000 principal amount of its 7.25% senior notes due September 2028 ("7.25% Senior Notes") pursuant to an underwritten offering. Interest on the 7.25% Senior Notes accrues from August 16, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7.25% Senior Notes in whole or in part on or after September 30, 2021 at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $60,000, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,890, including $100 of brokerage commissions earned by employees of Ladenburg, which served as one of the five underwriters in the offering.

In July 2018, the Company and two of its subsidiaries prepaid, without penalty, the remaining loan balances, including accrued interest, in the aggregate amount of $14,978 for the notes payable to the former KMS, SSN and Highland shareholders and to a bank under a subsidiary's term loan.

On August 31, 2018, as part of the consideration paid for the acquisition of KFG, the Company issued a promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4.00% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due and payable on or before November 15, 2036. The KFG Note may be prepaid in full or in part at any time without premium or penalty. The KFG Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the KFG Note. Total interest expense on the KFG Note was $18 for the three months ended September 30, 2018.

11. Commitments and Contingencies

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

SEC examination reports provided to Triad and Securities America Advisors, Inc. in May and August 2016, respectively, asserted that the firms had acted inconsistently with their fiduciary duties (including the requirement to seek best execution) in recommending and selecting mutual fund share classes that paid 12b-1 fees where lower cost share classes also were available in those same funds. The SEC also asserted that the firms’ disclosures of potential conflicts of interest and compensation related to the mutual fund share classes that paid 12b-1 fees were insufficient. Triad revised its disclosures and completed restitution to its affected clients in 2016. On April 6, 2018, the SEC issued an order against Securities America Advisors on consent that includes a cease and desist order and imposes remedial sanctions of disgorgement, prejudgment interest, and a fine; the combined total amount is $5,800, which has previously been reserved. In October 2018, Securities America Advisors received approval of its plan for distribution of the funds. Securities America Advisors will pay out the funds pursuant to the terms of the order.

In February 2018, the SEC announced a Share Class Selection Disclosure Initiative (“Initiative”) to encourage registered investment advisory firms to self-report failures to disclose conflicts of interest to clients concerning the selection of mutual fund share classes that paid fees pursuant to Rule 12b-1 of the Investment Company Act of 1940 for the period 2014-2016.  Under the Initiative, the SEC will require self-reporting firms, among other things, to disgorge to clients the 12b-1 fees received during the relevant period when lower-cost share classes were available.  Three of the Company's investment advisory subsidiaries determined to self-report under the Initiative and have taken reserves totaling $2,270.

Two arbitration claims were filed against Securities America in June and September 2018, and one unfiled claim was asserted in October 2018, by a total of 14 customers asserting that a former registered representative of Securities America defrauded them through, among other things, the use of improper wire transfers and false account documents. The customers have asserted, among other claims, claims for fraud, negligence, §10(b) violations, failure to supervise, respondeat superior, breach of fiduciary and other duties, and have asserted a total of $21,900 in compensatory damages. Securities America is reviewing the circumstances as it seeks to resolve the matters.

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

The Company had accrued liabilities in the amount of approximately $9,100 at September 30, 2018 and $6,902 at December 31, 2017 for certain pending matters which are included in accounts payable and accrued liabilities.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

During the three and six months ended September 30, 2018, the Company charged $400 and $3,393, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Operating Leases

At September 30, 2018, the Company was obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $68,649, through January 2032.

Highland is obligated under a new lease office agreement effective March 1, 2019 providing for payments of $448 through July 31, 2024.

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

12. Off-Balance-Sheet Risk and Concentration of Credit Risk

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by two clearing brokers. At September 30, 2018, the amount due from these clearing brokers was $26,650, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of September 30, 2018, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the fair values of the related securities, and such entities will incur a loss if, at the time of purchase, the fair value of the securities has increased since the applicable date of sale.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Since inception through September 30, 2018, 21,831,943 shares of common stock have been repurchased for $57,298 under the program and have been retired, including the repurchase of 1,724,113 shares for $5,318 and 2,481,728 shares for $7,887 during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, 5,668,057 shares remained available for purchase under the program.

Stock Compensation Plans

As of September 30, 2018, there was $476 of unrecognized compensation cost for stock-based compensation related to options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 0.89 year for all grants.

Options were exercised to purchase 778,234 and 2,488,446 shares of the Company’s common stock during the three and nine months ended September 30, 2018, respectively, for which the intrinsic value on dates of exercise was $836 and $3,771.

Restricted stock granted during the nine months ended September 30, 2018 was as follows:

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

As of September 30, 2018, there was $8,756 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $5,330 related to the 2018 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 2.63 years for all grants and approximately 3.17 years for the 2018 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,373 and $4,408 for the three and nine months ended September 30, 2018, respectively.

Stock-based compensation for consultants and independent financial advisors was $7 and $34 for the three and nine months ended September 30, 2018, respectively. In the three and nine months ended September 30, 2018, 0 and 469,805 shares, respectively, were surrendered to cover payment of exercise prices and taxes.

Capital Stock

No shares of Series A Preferred Stock were sold pursuant to the Company's “at the market” offering programs during the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2018, the Company paid dividends of $8,507 and $25,523, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share. In September 2017, the Company began a quarterly cash dividend on its common stock. During the three months ended September 30, 2018, the Company paid a quarterly dividend of $0.0125 per share on its outstanding common stock, as compared to $0.01 per share in each of the prior two quarters in 2018. For the three and nine months ended September 30, 2018 the Company paid dividends of $2,448 and $6,377, respectively, on its common stock during the period.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

14. Per Share Data

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

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted-average shares	196,381,910	192,912,643	196,281,283	192,498,380
Effect of dilutive securities:
Options to purchase common stock	10,616,368	—	—	—
Restricted shares of common stock	1,388,958	—	—	—
Dilutive potential common shares	12,005,326	—	—	—
Weighted average common shares outstanding and dilutive potential common shares	208,387,236	192,912,643	196,281,283	192,498,380

For the three months ended September 30, 2018, options to purchase 4,289,000 shares of common stock and for the nine months ended September 30, 2018, options to purchase 26,371,583 shares of common stock and 4,215,270 unvested restricted shares of common stock were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

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

16. Segment Information

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

Segment information for the three months and nine months ended September 30, 2018 and 2017 was as follows:

Three Months Ended September 30, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$300,015	$15,180	$32,960	$720		$348,875
Income (loss) before income taxes	18,538	821	(145)	(6,557)	(1)	12,657
EBITDA, as adjusted (3)	27,224	1,110	239	(3,264)		25,309
Identifiable assets (2)	509,270	49,841	90,920	150,560		800,591
Depreciation and amortization	5,457	122	261	5		5,845
Interest	311	2	76	2,817		3,206
Capital expenditures	3,780	95	31	(8)		3,898
Non-cash compensation	317	176	—	887		1,380

Three Months Ended September 30, 2017
Revenues	$286,170	$19,454	$16,358	$327		$322,309
Income (loss) before income taxes	8,411	3,099	(989)	(5,864)	(1)	4,657
EBITDA, as adjusted (3)	16,956	3,479	965	(4,738)		16,662
Identifiable assets (2)	424,155	44,759	46,157	37,544		552,615
Depreciation and amortization	5,340	105	1,658	1		7,104
Interest	352	—	172	77		601
Capital expenditures	2,208	351	33	(40)		2,552
Non-cash compensation	263	157	5	916		1,341

Nine Months Ended September 30, 2018	Independent Advisory and Brokerage and Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$875,015	$55,614	$101,945	$3,441		$1,036,015
Income (loss) before income taxes	45,926	7,113	556	(19,418)	(1)	34,177
EBITDA, as adjusted (3)	72,456	8,029	2,093	(11,266)		71,312
Identifiable assets(2)	509,270	49,841	90,920	150,560		800,591
Depreciation and amortization	16,332	345	726	13		17,416
Interest	861	50	415	5,900		7,226
Capital expenditures	10,037	351	99	16		10,503
Non-cash compensation	936	529	113	2,864		4,442

Nine Months Ended September 30, 2017
Revenues	$832,866	$49,330	$40,998	$942		$924,136
Income (loss) before income taxes	17,409	4,408	(5,108)	(15,383)	(1)	1,326
EBITDA, as adjusted (3)	42,413	5,811	1,039	(11,954)		37,309
Identifiable assets(2)	424,155	44,759	46,157	37,544		552,615
Depreciation and amortization	16,140	392	5,268	30		21,830
Interest	865	—	511	223		1,599
Capital expenditures	6,460	627	167	4		7,258
Non-cash compensation	772	472	127	2,777		4,148

(1) Includes interest expense, compensation, professional fees, and other general and administrative expenses related to the Corporate segment.

(2)	Identifiable assets are presented as of the end of the period.

(3)	The following table reconciles income before income taxes for the three and nine months ended September 30, 2018 and 2017 to EBITDA, as adjusted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income taxes	$12,657	$4,657	$34,177	$1,326
Adjustments:
Interest income	(810)	(115)	(1,688)	(315)
Change in fair value of contingent consideration	54	3	165	(86)
Interest expense	3,206	601	7,226	1,599
Depreciation and amortization	5,845	7,104	17,416	21,830
Non-cash compensation expense	1,380	1,341	4,442	4,148
Amortization of retention and forgivable loans	97	1,808	280	5,070
Amortization of contract acquisition costs	2,488	—	7,059	—
Financial advisor recruiting expense	115	744	291	2,176
Acquisition-related expense	—	55	913	320
(Income) loss attributable to noncontrolling interest	(13)	(3)	(22)	5
Other (1) (2)	290	467	1,053	1,236
EBITDA, as adjusted	$25,309	$16,662	$71,312	$37,309

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$27,224	$16,956	$72,456	$42,413
Ladenburg	1,110	3,479	8,029	5,811
Insurance Brokerage	239	965	2,093	1,039
Corporate	(3,264)	(4,738)	(11,266)	(11,954)
Total segments	$25,309	$16,662	$71,312	$37,309

(1)
Includes severance costs of $0 and $174, excise and franchise tax expense of $164 and $486 and compensation expense that may be paid in stock of $126 and $393 for the three and nine months ended September 30, 2018, respectively.

(2)
Includes severance costs of $212 and $406, excise and franchise tax expense of $149 and $435 and compensation expense that may be paid in stock of $109 and $411 for the three and nine months ended September 30, 2017, respectively.

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

Recent Developments

Senior Note Offerings

In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 6.5% Senior Notes due 2027 ("6.5% Senior Notes"), from time to time pursuant to an "at the market" offering in accordance with Rule 415 under the Securities Act. During the three and nine months ended September 30, 2018, we issued $42 and $6,240 principal amount of 6.5% Senior Notes, respectively. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales.

In June 2018, we entered into a note distribution agreement under which we may sell up to $25,000 principal amount of additional 7% senior notes due May 2028 ("7% Senior Notes") from time to time in an "at the market" offering.

During the three and nine months ended September 30, 2018, we sold $1,975 and $2,729 principal amount of 7% Senior Notes pursuant to the "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales.

On August 9, 2018, we sold $60,000 principal amount of our 7.25% senior notes due September 2028 ("7.25% Senior Notes") pursuant to an underwritten offering. Interest on the 7.25% Senior Notes accrues from August 16, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7.25% Senior Notes in whole or in part on or after September 30, 2021 at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $60,000, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,890, including $100 of brokerage commissions earned by employees of Ladenburg, which served as one of the five underwriters in the offering.

Common Stock Repurchases

During the nine months ended September 30, 2018, we repurchased and retired an aggregate of 2,748,401 shares of our common stock for $8,746, including 2,481,728 shares repurchased under our stock repurchase program, representing an average price per share of $3.18.

Common Stock Dividend

On August 8, 2017, our board of directors initiated a quarterly cash dividend of $0.01 per share on outstanding shares of our common stock and increased the quarterly cash dividend to $0.0125 on August 24, 2018, with $1,960, $1,969 and $2,448 paid in March, June and September 2018, respectively.

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

During the three years ended September 30, 2018, we incurred $5,450 of acquisition indebtedness, related to the acquisition in 2018 of certain assets of the Kestler Financial Group as described in Note 2 to our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2018, $11,627 of indebtedness related to the KMS, SSN and Highland acquisitions was outstanding. In July 2018, we repaid such indebtedness.

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

We adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018, using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of shareholders' equity and other affected accounts at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the accounting standards in effect for prior periods.

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

The following table includes a reconciliation of net income attributable to the Company as reported to EBITDA, as adjusted, for the periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$348,875	$322,309	$1,036,015	$924,136
Total expenses	336,164	317,649	1,001,673	922,896
Income before income taxes	12,657	4,657	34,177	1,326
Net income attributable to the Company	9,437	3,399	24,202	1,053

Reconciliation of net income attributable to the Company to EBITDA, as adjusted:
Net income attributable to the Company	$9,437	$3,399	$24,202	$1,053
Less:
Interest income	(810)	(115)	(1,688)	(315)
Change in fair value of contingent consideration	54	3	165	(86)
Add:
Interest expense	3,206	601	7,226	1,599
Income tax expense	3,207	1,255	9,953	278
Depreciation and amortization	5,845	7,104	17,416	21,830
Non-cash compensation expense	1,380	1,341	4,442	4,148
Amortization of retention and forgivable loans	97	1,808	280	5,070
Amortization of contract acquisition costs	2,488	—	7,059	—
Financial advisor recruiting expense	115	744	291	2,176
Acquisition-related expense	—	55	913	320
Other (1) (2)	290	467	1,053	1,236
EBITDA, as adjusted	$25,309	$16,662	$71,312	$37,309

(1)
Includes severance costs of $0 and $174, excise and franchise tax expense of $164 and $486 and compensation expense that may be paid in stock of $126 and $393 for the three and nine months ended September 30, 2018, respectively.

(2)
Includes severance costs of $212 and $406, excise and franchise tax expense of $149 and $435 and compensation expense that may be paid in stock of $109 and $411 for the three and nine months ended September 30, 2017, respectively.

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

EBITDA, as adjusted, for the third quarter of 2018 was $25,309, an increase of $8,647 (52%), from EBITDA, as adjusted, of $16,662 for the third quarter of 2017. This increase was due to an increase in EBITDA, as adjusted, in the independent advisory and brokerage services segment. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $10,268 (61%) on increased revenue of $13,845 (5%). EBITDA, as adjusted, in our Ladenburg segment decreased by $2,369 (68%) on decreased revenue of $4,274 (22%). EBITDA, as adjusted, in our insurance brokerage segment decreased by $726 (75% ) on increased revenue of $16,602 (101%), due in part to the impact of the adoption of ASC 606.

EBITDA, as adjusted, for the nine months ended September 30, 2018 was $71,312, an increase of $34,003 (91%), from EBITDA, as adjusted, of $37,309 for the nine months of 2017. This increase was primarily due to an increase in EBITDA, as adjusted, in the independent advisory and brokerage services segment. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $30,043 (71%) on increased revenue of $42,149 (5%). EBITDA, as adjusted, in our Ladenburg segment increased by $2,218 (38%) on increased revenue of $6,284 (13%). EBITDA, as adjusted, in our insurance brokerage segment increased by $1,054 (101% ) on increased revenue of $60,947 (149%), due in part to the change in accounting for revenues under ASC 606.

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
.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Independent advisory and brokerage services	$300,015	$286,170	$875,015	$832,866
Ladenburg	15,180	19,454	55,614	49,330
Insurance Brokerage	32,960	16,358	101,945	40,998
Corporate	720	327	3,441	942
Total revenues	$348,875	$322,309	$1,036,015	$924,136

Income (loss) before income taxes:
Independent advisory and brokerage services	$18,538	$8,411	$45,926	$17,409
Ladenburg	821	3,099	7,113	4,408
Insurance Brokerage	(145)	(989)	556	(5,108)
Corporate(1)	(6,557)	(5,864)	(19,418)	(15,383)
Total income (loss) before income taxes	$12,657	$4,657	$34,177	$1,326

EBITDA, as adjusted:
Independent advisory and brokerage services	$27,224	$16,956	$72,456	$42,413
Ladenburg	1,110	3,479	8,029	5,811
Insurance Brokerage	239	965	2,093	1,039
Corporate	(3,264)	(4,738)	(11,266)	(11,954)
Total EBITDA, as adjusted(2)	$25,309	$16,662	$71,312	$37,309

(1)	Includes interest expense, compensation, professional fees and other general and administrative expenses related to the Corporate segment.

(2)	See Note 16 to our condensed consolidated financial statements for a reconciliation of EBITDA, as adjusted, to income (loss) before income taxes.

Three months ended September 30, 2018 versus three months ended September 30, 2017

For the quarter ended September 30, 2018, we had net income attributable to the Company of $9,437 as compared to net income attributable to the Company of $3,399 for the quarter ended September 30, 2017, primarily due to increased revenues. The increase of $26,566 (8%) in total revenues was partially offset by a $18,515 (6%) increase in total expenses.

Our total revenues for the three months ended September 30, 2018 increased by $26,566 (8%) from the 2017 period, primarily attributable to increases in commissions, service fees and other income, partially offset by lower advisory revenue due to the change in accounting for revenues under ASC 606. Third quarter 2018 revenues included increases in commissions of $40,641, service fees of $9,425, other income of $2,647 and interest and dividends of $805, partially offset by a decrease in advisory fees of $22,127 and investment banking revenue of $4,763. Our independent advisory and brokerage services segment revenues increased by $13,845 (5%) from the 2017 period, mainly as a result of increased commissions, service fees and other income, partially offset by a decrease in advisory fee revenues. Our Ladenburg segment revenues in the third quarter of 2018 decreased by $4,274 (22%) from the comparable 2017 quarter. Our insurance brokerage segment revenues increased by $16,602 (101%) for the three months ended September 30, 2018 compared to the prior-year period primarily due to the change in accounting for insurance commissions revenue under ASC 606. Our corporate segment revenue increased by $393 (120%) primarily due to interest and dividends earned on higher cash balances.

Our total expenses for the three months ended September 30, 2018 increased by $18,515 (6%) as compared to the 2017 period, mostly driven by increases of $15,752 (91%) and $3,673 (1%) in our insurance brokerage and independent advisory and brokerage services segments, respectively.

Third quarter 2018 expenses included increases in commissions and fees expense of $14,652, interest expense of $2,605, amortization of financial advisor acquisition costs of $2,488 and other expenses of $2,344, partially offset by decreases in amortization of retention and forgivable loans of $1,711, depreciation and amortization of $1,259, brokerage, communication and clearance fee expense of $439, compensation and benefits expense of $226 and professional services expense of $184.

Commissions revenue for the three months ended September 30, 2018 increased by $40,641 (31%) as compared to the 2017 period, primarily attributable to an increase in sales of variable annuity, mutual fund, fixed annuity, insurance and equity products as well as the impact of the adoption of ASC 606. Commissions revenue in our independent advisory and brokerage services segment increased by $23,552 (21%) for the 2018 third quarter as compared to the 2017 third quarter. Commissions revenue in our insurance brokerage segment increased by $16,916 (109%) from the comparable 2017 quarter primarily due to the change in accounting for insurance commissions revenue under ASC 606. Our Ladenburg segment commissions revenue increased by $173 (7%) for the third quarter of 2018 as compared to the prior-year period.

Advisory fee revenue for the three months ended September 30, 2018 decreased by $22,127 (15%) as compared to the 2017 period primarily due to the change in accounting for revenues under ASC 606. Beginning in 2018, we no longer recognize advisory revenue on a gross basis when the client's assets are held at a Hybrid RIA. We now recognize these revenues on a net basis (after deducting the advisors' compensation), but record administrative fees for value- added services provided to Hybrid RIAs. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at September 30, 2018 increased by 21% as compared to September 30, 2017. Total advisory assets under management at September 30, 2018 were approximately $80,100,000 as compared to $66,200,000 at September 30, 2017. We expect that future advisory revenue growth may lag behind the overall growth rate of advisory assets due to the adoption of ASC 606.

The $4,763 (32%) decrease in investment banking revenue for the three months ended September 30, 2018 as compared to the 2017 period was primarily driven by a $1,854 decrease in capital raising revenue and a $2,909 decrease in strategic advisory services revenue as compared to the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $8,671for the 2018 third quarter as compared to $10,525 for the 2017 third quarter. Strategic advisory services revenue was $1,311 in the third quarter of 2018 as compared to $4,220 in the comparable 2017 quarter.

The $62 (58%) decrease in principal transactions revenue for the three months ended September 30, 2018 as compared to the 2017 period was primarily attributable to our Ladenburg segment which had a decrease of $58 due to a decline in the market value of the firm's investments.

The $805 (128%) increase in interest and dividends revenue for the three months ended September 30, 2018 as compared to the 2017 period was primarily driven by higher cash balances and interest rates in the 2018 period.

The $9,425 (49%) increase in service fees revenue for the three months ended September 30, 2018 as compared to the 2017 period was driven by an increase of $9,340 in our independent advisory and brokerage segment. The total increase was primarily due to increases in revenue from our cash sweep programs of $8,385, other advisor and client fees of $417, advisor affiliation fees of $366 and trading services and fees of $176. Service fees revenue from our cash sweep programs was $14,987 in the third quarter of 2018 as compared to $6,603 in the 2017 period, reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of service fees revenue from our cash sweep programs are dependent upon prevailing interest rates and cash asset levels. At September 30, 2018, client assets included cash balances of approximately $4,323,000, including approximately $3,989,000 participating in our cash sweep programs. We implemented a new cash sweep program in the first quarter of 2018 for eligible advised IRA accounts which we expect will result in increases in service fees revenue for 2018 and in future periods, assuming constant asset levels.

The $2,647 (28%) increase in other income for the three months ended September 30, 2018 as compared to the 2017 period was primarily attributable to an increase in our independent advisory and brokerage segment of $3,004 and our corporate segment of $31. Our independent advisory and brokerage segment had increases in conference revenue of $2,116 and marketing services and product incentives of $990, partially offset by decreases in growth incentive credits from a clearing firm of $142.

The $14,652 (6%) increase in commissions and fees expense for the three months ended September 30, 2018 as compared to the 2017 period was primarily due to the increase in commissions revenue in our insurance brokerage segment due to the adoption of ASC 606. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment and insurance agents who serve as independent contractors in our insurance brokerage segment. These payments to the independent contractor registered representatives and insurance agents are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives and insurance agents increase their business, both our revenues and expenses increase as our representatives and agents earned increased compensation based on the higher revenues produced.

The $226 (1%) decrease in compensation and benefits expense for the three months ended September 30, 2018 as compared to the 2017 period was attributable to a decrease in our Ladenburg segment of $2,785, a decrease of $990 in our corporate segment and a decrease of $306 in our insurance brokerage segment partially offset by an increase of $3,855 in our independent advisory and brokerage services segment. The decrease in compensation in our Ladenburg segment was due to a decrease in revenue driven compensation. The increase in salaries and benefits in our independent advisory and brokerage services segment was due to the headcount increase of 17% from the prior-year period as a result of business expansion.

The $39 (3%) increase in non-cash compensation expense for the three months ended September 30, 2018 as compared to the 2017 period was primarily attributable to increases in our independent advisory and brokerage services segment of $54 and our Ladenburg segment of $19, partially offset by decreases in our corporate segment of $29 and our insurance brokerage segment of $5.

The $439 (11%) decrease in brokerage, communication and clearance fees expense for the three months ended September 30, 2018 as compared to the 2017 period was driven primarily by a decrease of $620 in our independent advisory and brokerage services segment partially offset by an increase of $235 in our Ladenburg segment. The decrease in expense resulted from increased levels of clearing credits during the 2018 period and included new annual business credits to be received during the extension of the term of our clearing agreements with one of our clearing firms entered into in May 2018. We expect that brokerage, communications and clearance fee expense will benefit in future periods from these credits.

The $261 (11%) increase in rent and occupancy expense, net of sublease revenue, for the three months ended September 30, 2018 as compared to the 2017 period was primarily attributable to an increase of $268 in our independent advisory and brokerage services segment.

The $184 (4%) decrease in professional services expense for the three months ended September 30, 2018 as compared to the 2017 period primarily was due to lower legal expenses. Professional services expense in our independent advisory and brokerage services segment decreased by $1,028 and decreased by $17 in our corporate segment, partially offset by increases in our Ladenburg segment of $782, primarily attributable to the change in accounting for underwriting expenses under ASC 606, and our insurance brokerage segment of $79.

The $2,605 (433%) increase in interest expense for the three months ended September 30, 2018 as compared to the 2017 period primarily resulted from an increased average debt balance due to the issuance of senior notes in the fourth quarter of 2017 and second and third quarters of 2018. Our average outstanding debt balance was approximately $155,615 for the third quarter of 2018 as compared to $28,936 for the third quarter of 2017. The average interest rate was 6.8% for the three months ended September 30, 2018 and for the comparable 2017 period. Our outstanding debt balance as of September 30, 2018 included $5,433 of indebtedness incurred in connection with an asset acquisition in our insurance segment, and $186,950 related to the issuance of our senior notes.

The $1,259 (18%) decrease in depreciation and amortization expense for the three months ended September 30, 2018 as compared to the 2017 period was primarily due to a decrease of $1,397 in our insurance brokerage segment from the reclassification of the renewal intangible for insurance commissions to other receivables based on the adoption of ASC 606.

The $55 (100%) decrease in acquisition-related expense for the three months ended September 30, 2018 as compared to the 2017 period was due to a decrease in our independent advisory and brokerage services segment.

The $1,711 (95%) decrease in amortization of retention and forgivable loans for the three months ended September 30, 2018 as compared to the 2017 period was due to the reclassification of notes receivable to contract acquisition costs due to the adoption of ASC 606.

The $2,488 increase in amortization of contract acquisition costs for the three months ended September 30, 2018 as compared to the 2017 period was due to the change in accounting for revenues under ASC 606 related to costs to obtain a contract with a customer.

The $2,344 (15%) increase in other expense for the three months ended September 30, 2018 as compared to the 2017 period was primarily driven by increases at our independent advisory and brokerage services segment of $3,082, and our insurance brokerage segment of $46, partially offset by decreases in our Ladenburg segment of $221 and our corporate segment of $563.

The total increase in other expense was primarily attributable to increases in conference expense of $1,499, increases in computer and software expenses of $659 and dues, licenses and registrations of $250, partially offset by decreases in legal settlement expense of $656 and firm insurance of $70.

We had income tax expense of $3,207 for the three months ended September 30, 2018 as compared to income tax expense of $1,255 in the comparable 2017 period.

As of September 30, 2018, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis, with the exception of certain separate company state net operating losses. The income tax provision includes a provision for federal, state and local income taxes. See Note 9 to our condensed consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act, the tax reform bill ("TCJA"), was signed into law. The TCJA provided a permanent reduction in our federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We will continue to analyze the TCJA to determine the full effects that the new law, including the new lower corporate tax rate, has on our consolidated financial statements.

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

Nine months ended September 30, 2018 versus nine months ended September 30, 2017

For the nine months ended September 30, 2018, we had net income attributable to the Company of $24,202 as compared to net income attributable to the Company of $1,053 for the nine months ended September 30, 2017, primarily due to increased revenues. The increase of $111,879 (12%) in total revenues was partially offset by a $78,777 (9%) increase in total expenses.

Our total revenues for the nine months ended September 30, 2018 increased by $111,879 (12%) as compared to the 2017 period, resulting primarily from increases in commissions, investment banking revenues, interest and dividends, service fees and other income, partially offset by lower advisory revenue due to the change in accounting for revenues under ASC 606. Revenues for the nine months ended September 30, 2018 included increases in commissions of $121,283, investment banking revenue of $4,080, interest and dividends of $1,380, service fees of $23,020 and other income of $9,107, partially offset by a decrease in advisory fees of $46,751 and principal transactions of $240. Our independent advisory and brokerage services segment revenues increased by $42,149 (5%) from the 2017 period, primarily attributable to increased commissions, service fees and other income, partially offset by a decrease in advisory fee revenue. Our Ladenburg segment revenues for the nine months ended September 30, 2018 increased by $6,284 (13%) from the 2017 period driven by an increase in equity capital raising partially offset by a decrease in strategic advisory services. Our insurance brokerage segment revenues increased by $60,947 (149%) compared to the prior-year period primarily due to the change in accounting for insurance commissions revenue under ASC 606. Our corporate segment revenue increased by $2,499 (265%) primarily due to the forgiveness of a loan by one of our clearing firms in the second quarter of 2018 compared to the fourth quarter of 2017.

Our total expenses for the nine months ended September 30, 2018 increased by $78,777 (9%) from the prior-year period, mostly driven by increases of $55,267 (120%) in our insurance brokerage segment, $13,397 (2%) in our independent advisory and brokerage services segment, $3,579 (8%) in our Ladenburg segment and $6,534 (40%) in our corporate segment. Expenses for the nine months ended September 30, 2018 included increases in commissions and fees expense of $55,545, compensation and benefits expense of $15,596, amortization of financial advisor acquisition costs of $7,059, interest expense of $5,627, professional services of $2,251 and acquisition-related expense of $593, partially offset by a decrease in amortization of retention loans expense of $4,790, depreciation and amortization expense of $4,414 and brokerage, communication and clearance fees of $1,653.

The $121,283 (31%) increase in commissions revenue for the nine months ended September 30, 2018 as compared to the 2017 period was primarily attributable to an increase in sales of variable annuity, mutual fund, fixed annuity, insurance, fixed income and equity products, as well as the impact of the adoption of ASC 606. Our independent advisory and brokerage services segment commissions revenue increased by $60,208 (17%) resulting from increased sales of variable annuity, mutual fund, fixed annuity, insurance, fixed income and equity products during the 2018 period. Our Ladenburg segment commissions revenue increased by $255 (3%) in the nine months ended September 30, 2018 as compared to the same period of 2017. Our insurance brokerage segment commissions revenue increased by $60,821 (156%) in 2018 from the prior-year period, primarily due to the change in accounting for revenues under ASC 606.

The $46,751 (11%) decrease in advisory fee revenue for the nine months ended September 30, 2018 as compared to the 2017 period was primarily attributable to a $47,098 (12% ) decrease in advisory fee revenue in our independent advisory and brokerage services segment due to the change in accounting for revenues under ASC 606. Beginning in 2018, we no longer recognize advisory revenue on a gross basis when the client's assets are held at a Hybrid RIA. We now recognize these revenues on a net basis (after deducting the advisors' compensation), but also record administrative services provided to Hybrid RIAs. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at September 30, 2018 increased by 21% as compared to September 30, 2017. Total advisory assets under management at September 30, 2018 were approximately $80,100,000 as compared to $66,200,000 at September 30, 2017. We expect that future advisory revenue growth may lag behind the overall growth rate of advisory assets due to the adoption of ASC 606.

The $4,080 (12%) increase in investment banking revenue for the nine months ended September 30, 2018 as compared to the 2017 period was due to a $6,726 increase in capital raising revenue, partially offset by a $2,646 decrease in strategic advisory services revenue during the 2018 period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $34,502 for the nine months ended September 30, 2018 as compared to $27,776 for the prior-year period, resulting from a significant increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $3,700 in the nine months ended September 30, 2018 as compared to $6,346 in the comparable 2017 period.

The $240 (35%) decrease in principal transactions revenue for the nine months ended September 30, 2018 as compared to the 2017 period was primarily attributable to our Ladenburg segment, which had a decrease of $224 (34%) due to a decline in the market value of the firm's investments.

The $1,380 (72%) increase in interest and dividends revenue for the nine months ended September 30, 2018 as compared to the 2017 period was primarily driven by higher cash balances and interest rates in the 2018 period.

The $23,020 (40%) increase in service fees revenue for the nine months ended September 30, 2018 as compared to the 2017 period was primarily driven by an increase of $22,575 in our independent advisory and brokerage services segment. The total increase was primarily due to increases in cash sweep revenue of $23,306, other advisor and client fees of $1,324, advisor affiliation fees of $1,008 and registration revenues of $314, partially offset by a decrease in trading services and fees of $2,791. Service fees revenue from our cash sweep programs was $38,168 in the nine months ended September 30, 2018, as compared to $14,862 in the comparable 2017 period, reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of service fees revenue are dependent upon changes in prevailing interest rates and cash asset levels. At September 30, 2018, client assets included cash balances of approximately $4,323,000, including approximately $3,989,000 participating in our cash sweep programs. We implemented a new cash sweep program in the first quarter of 2018 for eligible advised IRA accounts which we expect will result in increases in service fees revenue for 2018 and in future periods assuming constant asset levels.

The $9,107 (34%) increase in other income for the nine months ended September 30, 2018 as compared to the 2017 period was primarily driven by an increase of $6,670 in our independent advisory and brokerage services segment and an increase of $2,291 in our corporate segment. Our independent advisory and brokerage segment had increases in growth incentive credits from one of our clearing firms of $3,095, marketing services and product incentives of $2,123 and conference revenue of $2,179, partially offset by a decrease of deferred compensation investment revenue of $675. The increase in our corporate segment was primarily due to the forgiveness of $2,222 of principal and interest of a loan with one of our clearing firms.

The $55,545 (8%) increase in commissions and fees expense for the nine months ended September 30, 2018 as compared to the 2017 period was primarily due to the increase in commissions revenue in our insurance brokerage segment due to the adoption of ASC 606. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment and insurance agents who serve as independent contractors in our insurance brokerage segment.

These payments to the independent contractor registered representatives and insurance agents are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives and insurance agents increase their business, both our revenues and expenses increase as our representatives and agents earned increased compensation based on the higher revenues produced.

Compensation and benefits expense increased by $15,596 (12%) for the nine months ended September 30, 2018 as compared to the 2017 period. This was attributable to an increase of $9,269 in our independent advisory and brokerage services segment, as headcount grew 17% from the prior-year period, an increase of $2,066 in the Ladenburg segment, due to increases in incentive compensation, an increase of $2,487 in our corporate segment, due to increases in headcount and incentive compensation, and an increase of $1,774 in our insurance brokerage segment primarily due to an increase in revenue.

The $294 (7%) increase in non-cash compensation expense for the nine months ended September 30, 2018 as compared to the 2017 period was primarily attributable to increases in our independent advisory and brokerage services segment of $164 and our corporate segment of $87.

The $1,653 (12%) decrease in brokerage, communication and clearance fees expense for the nine months ended September 30, 2018 as compared to the 2017 period was due to a decrease of $1,778 in our independent advisory and brokerage services segment. The decrease in expense resulted from increased levels of clearing credits during the 2018 period and included new annual business credits to be received during the extension of the term of our clearing agreements with one of our clearing firms entered into in May 2018. We expect that brokerage, communications and clearance fee expense will benefit in future periods from these credits.

The $281 (4%) increase in rent and occupancy expense, net of sublease revenue, for the nine months ended September 30, 2018 as compared to the 2017 period was primarily attributable to an increase of $587 in our independent advisory and brokerage services segment, partially offset by a decrease of $366 in our Ladenburg segment.

The $2,251 (18%) increase in professional services expense for the nine months ended September 30, 2018 as compared to the 2017 period was primarily due to increased expenses in our Ladenburg segment. We incurred increases in our Ladenburg segment of $2,635 attributable to the change in accounting for underwriting expenses under ASC 606 and our corporate segment of $752, partially offset by a decrease in our independent advisory and brokerage services segment of $1,082 and our insurance brokerage segment of $54.

The $5,627 (352%) increase in interest expense for the nine months ended September 30, 2018 as compared to the 2017 period primarily resulted from an increased average debt balance and higher interest rates. Our average outstanding debt balance was approximately $124,124 for the nine months ended September 30, 2018 as compared to $27,749 for the nine months ended September 30, 2017. The average interest rate was 6.5% for the nine months ended September 30, 2018 as compared to 5.8% for the comparable 2017 period. Our outstanding debt balance as of September 30, 2018 included $5,433 of indebtedness incurred in connection with an asset acquisition in our insurance brokerage segment, and $186,950 of indebtedness related to the issuance of our senior notes.

The $4,414 (20%) decrease in depreciation and amortization expense for the nine months ended September 30, 2018 as compared to the 2017 period was attributable to a decrease of $4,542 in our insurance brokerage segment due to the reclassification of the renewal intangible for insurance commissions to other receivables based on the adoption of ASC 606.

The $593 (185%) increase in acquisition-related expense for the nine months ended September 30, 2018 as compared to the 2017 period was primarily due to higher expenses in our independent advisory and brokerage segment related to temporary help and overtime compensation related to on-boarding newly-recruited advisors during the first quarter of 2018.

The $4,790 (94%) decrease in amortization of retention and forgivable loans for the nine months ended September 30, 2018 as compared to the 2017 period was driven by the reclassification of notes receivable to contract acquisition costs due to the adoption of ASC 606.

The $7,059 increase in amortization of contract acquisition costs for the nine months ended September 30, 2018 as compared to the 2017 period was due to the change in accounting for revenues under ASC 606 related to costs to obtain a contract with a customer.

The $2,388 (5%) increase in other expense for the nine months ended September 30, 2018 as compared to the 2017 period was primarily driven by increases at our independent advisory and brokerage services segment of $5,145 and our insurance brokerage segment of $625, partially offset by decreases in our corporate segment of $2,335 and our Ladenburg segment of $1,047.

The total increase in other expense was primarily attributable to increases in conference expense of $1,737, computer and software expenses of $1,705, travel and entertainment of $754, dues, licenses and registrations of $601, advertising of $533, office expense of $442, and education and seminars of $186, partially offset by decreases in legal settlement of $2,372, deferred compensation expense of $695 and bad debt expense of $531.

We had income tax expense of $9,953 for the nine months ended September 30, 2018 as compared to income tax expense of $278 in the comparable 2017 period.

As of September 30, 2018, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses. The income tax provision includes a provision for federal, state and local income taxes. See Note 9 to our condensed consolidated financial statements.

On December 22, 2017, the TCJA was signed into law. The TCJA provided a permanent reduction in our federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We will continue to analyze the TCJA to determine the full effects that the new law, including the new lower corporate tax rate, has on our consolidated financial statements.

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

Liquidity and Capital Resources

Approximately 37% and 36% of our total assets at September 30, 2018 and December 31, 2017, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At September 30, 2018, each of Securities America, Triad, Investacorp, KMS, SSN was subject to a $250 minimum net capital requirement. Ladenburg, as a market maker, was subject to a $262 minimum net capital requirement.

At September 30, 2018, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $9,682, Triad $9,705, Investacorp $8,533, KMS $7,532, SSN $7,829 and Ladenburg $25,774. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At September 30, 2018, Premier Trust had stockholders’ equity of $2,732, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations, sales of securities in public or private transactions and borrowings under our $40,000 revolving credit agreement with an affiliate of Dr. Phillip Frost, our principal shareholder and former chairman. We believe that we have adequate cash and regulatory capital to fund our current level of operating activities through November 2019.

In June 2018, we entered into an equity distribution agreement under which we may sell up to 6,832,841 shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act. This equity distribution agreement replaced our previous equity distribution agreement pursuant to which we could sell up to 8,000,000 shares of our Series A Preferred Stock. During the three and nine months ended September 30, 2018, we did not sell any shares of Series A Preferred Stock pursuant to the “at the market” offering. As of September 30, 2018, we had remaining 6,832,841 shares of Series A Preferred Stock available for sale under such equity distribution agreement.

On November 21, 2017, we sold $72,500 principal amount of our 6.5% Senior Notes. Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the fourth quarter of 2017, the underwriters exercised their option to purchase an additional $3,906 principal amount of the 6.5% Senior Notes, net of discounts of $163. In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 6.5% Senior Notes from time to time in an "at the market" offering. During the three and nine months ended September 30, 2018, we sold $42 and $6,240 principal amount of 6.5% Senior Notes, respectively, pursuant to the "at the market" offering.

On May 22, 2018, we sold $40,000 principal amount of our 7% Senior Notes pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 2018. We may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the second quarter of 2018, the underwriters exercised their option to purchase an additional $1,356 principal amount of the 7% Senior Notes, net of discounts of $56. In June 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 7% Senior Notes from time to time in an "at the market" offering. During the three months and nine months ended September 30, 2018, we sold $1,975 and $2,729 principal amount of 7% Senior Notes, respectively, pursuant to the "at the market" offering.

On August 9, 2018, we sold $60,000 principal amount of our 7.25% Senior Notes pursuant to an underwritten offering. Interest on the 7.25% Senior Notes accrues from August 16, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7.25% Senior Notes in whole or in part on or after September 30, 2021 at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $60,000, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,890, including $100 of brokerage commissions earned by employees of Ladenburg, which served as one of the five underwriters in the offering.

Borrowings under the $40,000 revolving credit agreement bear interest at a rate of 11% per annum, payable quarterly. We had no outstanding balance under the revolving credit agreement at either September 30, 2018 or December 31, 2017. We may repay outstanding amounts or re-borrow amounts under our revolving credit facility at any time prior to the maturity date of August 25, 2021, without penalty. We believe our existing assets, cash flows from operations and funds available under our $40,000 revolving credit facility will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends for our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of September 30, 2018.

Cash provided by operating activities for the nine months ended September 30, 2018 was $61,363, which primarily consisted of our net income of $24,224 adjusted for non-cash expenses, decreases in receivables from clearing brokers and receivables from other broker-dealers, increases in commissions and fees payable, accounts payable and accrued liabilities and deferred compensation partially offset by increases in contract acquisition costs, other receivables, net and other assets.

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

Investing activities used $12,192 for the nine months ended September 30, 2018 primarily due to the purchase of furniture, equipment and leasehold improvements and the acquisition of certain assets of Kestler Financial Group. Investing activities used $7,438 for the nine months ended September 30, 2017, primarily due to the purchase of furniture, equipment and leasehold improvements and adjustment to the purchase price of Foothill Securities.

Financing activities provided $47,389 for the nine months ended September 30, 2018, primarily due to $106,081 from the issuance of senior notes and $4,001 from the issuance of common stock upon option exercises and under our employee stock purchase plan. This was partially offset by payment of $25,523 of dividends on our Series A Preferred Stock, $6,377 of dividends on our common stock, $8,746 used for common stock repurchases and retirements and $21,867 in payments of outstanding indebtedness that included a $6,738 repayment of outstanding notes related to the Highland acquisition, $6,400 repayment of outstanding notes related to the SSN acquisition, a $2,055 repayment of outstanding notes related to the KMS acquisition and $6,658 of bank loan and revolver repayments.

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

At September 30, 2018, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $68,649, through January 2032. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $79 through February 2020.

In connection with an office lease entered into in March 2016, a subsidiary has exercised an option to lease additional office space, which has not yet been constructed, for 12 years and would require the payment of an estimated average annual rent of $2,000, subject to certain adjustments. We currently expect that this lease will commence in 2020 upon the completion of the construction. Such estimated rent amounts are included in the total minimum lease payments above.

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

In May 2018, five of our broker-dealer subsidiaries entered into a six-year extension of their clearing agreements with NFS. In connection with the extension, we entered into a termination of the NFS forgivable loan agreement whereby the remaining balance of the principal and interest (approximately $2,222) on the loan was forgiven. This amount was included in other income in the second quarter of 2018.

In July 2016, as part of an amendment to a clearing agreement between one of our broker-dealer subsidiaries and its clearing firm, the clearing firm has agreed to provide a credit of $2,250 in July 2018. We have reflected the expense reduction ratably in our financial statements.

On November 6, 2013, Securities America entered into a loan agreement (the “SA Loan Agreement”) with a third-party financial institution for (i) a term loan in the aggregate principal amount of $1,709 and (ii) a revolving credit facility. The term loan bore interest at 5.5%, and was re-paid in full in May 2017. Revolving loans bore interest at 5.5% per annum over a 5-year term. At September 30, 2018, $121 was outstanding and $1,000 was available under the revolving credit facility.

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

On July 31, 2014, we acquired, by way of merger, HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. In July 2018, HCHC prepaid, including accrued interest, promissory notes related to the acquisition.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which are subject to certain transfer restrictions. In July 2018, we prepaid the promissory notes, including accrued interest.

On January 2, 2015, we acquired all of the capital stock of SSN and a related company ("RCC"). The purchase price was approximately $47,287, including $25,000 principal amount of secured short-term promissory notes, which were paid in full on the business day following the closing date, and $20,000 principal amount of secured four-year promissory notes, payable in equal quarterly installments of principal and interest. In July 2018, we prepaid the promissory notes, including accrued interest.

In March 2007, October 2011, November 2014 and November 2016, our board of directors authorized in the aggregate the repurchase of up to 27,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2018, 21,831,943 shares had been repurchased for $57,298 under the program and have been retired, including the repurchase of 2,481,728 shares for $7,887 during the nine months ended September 30, 2018. As of September 30, 2018, 5,668,057 shares remained available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

Please see Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

On August 9, 2018, we sold $60,000 principal amount of our 7.25% Senior Notes. Interest on the 7.25% Senior Notes accrues from August 16, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2018.

On August 31, 2018, as part of the consideration paid for the acquisition of KFG, we issued a promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4.00% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due and payable on or before November 15, 2036.

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

We maintain inventories of trading securities. At September 30, 2018, the fair market value of our inventories was $5,451 in long positions and $66 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2018 will have a material adverse effect on our consolidated financial position or results of operations.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Control Over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the nine months ended September 30, 2018, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a modified retrospective basis effective January 1, 2018. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, there have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the third quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 30, 2018	225,393	$3.52	225,393	7,166,777
August 1 to August 31, 2018	793,984	3.27	793,984	6,372,793
September 1 to September 30, 2018	704,736	2.73	704,736	5,668,057
Total	1,724,113	$3.08	1,724,113

(1)
In March 2007, October 2011, November 2014 and November 2016, our board of directors authorized in the aggregate the repurchase of up to 27,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2018, 29,331,943 shares had been repurchased for $65,008 under the program and 5,668,057 shares remain available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

Item 6. EXHIBITS

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of August 31, 2018, by and among Kestler Financial Group, Inc., Jason A. Kestler and Ladenburg Thalmann Annuity Insurance Services LLC (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2018)

4.1
Third Supplemental Indenture, dated as of August 16, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 16, 2018)

4.2	Form of 7.25% Senior Note due 2028 (incorporated by reference to exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 16, 2018)
4.3
Promissory Note, dated as of August 31, 2018, issued by Ladenburg Thalmann Annuity Insurance Services LLC to Kestler Financial Group, Inc. (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2018)

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	November 7, 2018	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)