Form 10-K
period 2018-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2019-03-15
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________
Form 10-K
________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
Commission File Number 1-15799
________
LADENBURG THALMANN FINANCIAL SERVICES INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0701248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4400 Biscayne Boulevard, 12th Floor
Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)
(305) 572-4100
(Registrant’s telephone number, including area code)
________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	NYSE American
8.00% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	NYSE American
6.50% Senior Notes due 2027	NYSE American
7% Senior Notes due 2028	NYSE American
7.25% Senior Notes due 2028	NYSE American
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer  ☐ Smaller reporting company  ☐     Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE American on that date) held by non-affiliates of the registrant was approximately $345,613,777.

As of March 12, 2019, there were 148,700,382 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

ii

PART I

ITEM 1.  BUSINESS.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference.

General

We are a diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America, Triad Advisors (“Triad”), Securities Service Network (“SSN”), Investacorp, KMS Financial Services (“KMS”), Ladenburg Thalmann & Co. (“Ladenburg”), Ladenburg Thalmann Asset Management (“LTAM”), Premier Trust, and Highland Capital Brokerage (“Highland”) . We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

Through our acquisitions of Securities America, Triad, SSN, Investacorp and KMS, we have established a leadership position in the independent advisory and brokerage services industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 4,400 financial advisors located in 50 states, we have become one of the largest independent advisory and brokerage services networks. We believe that we have the opportunity through internal growth, recruiting, and acquisitions to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent advisory and brokerage business with Ladenburg’s traditional investment banking, capital markets, institutional sales and trading and related businesses.

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

The appealing growth profile of the independent advisory and brokerage business has been a key factor in setting our strategic path. The independent channel plays an important role in providing independent retail advice, financial planning and investment solutions to “Main Street” Americans - “mass affluent” households and individuals, which we define as individuals and households with $100,000 to $1,500,000 in investible assets. We believe that this market is underserved by the wirehouse and regional brokerage firms. As of December 31, 2018, our independent advisory and brokerage business served clients with $156 billion in assets under administration through our approximately 4,400 financial advisors.

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

While we keep each firm separate, we seek to share intellectual capital and best practices among the firms. For instance, we offer Securities America’s industry recognized Next Level practice development tools to our other advisors. Similarly, the advisors in our independent advisory and brokerage services segment have other resources to enhance their practices, including access to Ladenburg’s proprietary research, investment banking and capital markets services, fixed income trading and syndicate products, Premier Trust’s trust services, Highland’s insurance and annuity solutions and LTAM’s wealth management solutions.

Ladenburg is a full service registered broker-dealer that has been a member of the New York Stock Exchange (“NYSE”) since 1879. It provides its services principally to middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, capital markets, asset management, brokerage and trading professionals.

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

Highland is a leading independent insurance brokerage firm that delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers. Highland also provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

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

Business Segments

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by our independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities. See Note 20, "Segment Information," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for information regarding revenue, income (loss) before income taxes, EBITDA, as adjusted, identifiable assets, depreciation and amortization, interest, capital expenditures, and non-cash compensation for our three operating segments.

Independent Advisory and Brokerage Services Segment

Overview

Securities America, Triad, SSN, Investacorp and KMS are independent broker-dealers and registered investment advisors, whose independent contractor financial advisors offer advisory and securities brokerage services to their clients, which may include advisor managed accounts, general securities such as equities, fixed income and options, as well as packaged products such as mutual funds and variable and fixed annuities. Revenues generated by our independent advisory and brokerage services segment represented approximately 83%, 90% and 91% of our total revenues for 2018, 2017 and 2016, respectively.

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

A financial advisor who becomes affiliated with one of our independent advisory and brokerage firms generally establishes his or her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies). The size of each branch office is typically between 1 and 15 advisors, but may be substantially larger. All of a branch’s revenues from advisory services and securities brokerage transactions conducted through our brokerage firms accrue to our brokerage firms. Because an independent financial advisor bears the responsibility for his or her operating expenses, the financial advisor receives a significant percentage of the commissions or advisory fees he or she generates, typically approximately 90%. This compares with a payout rate of approximately 30% to 50% to financial advisors working in a traditional wirehouse brokerage setting where the brokerage firm bears substantially all of the sales force costs, including providing employee benefits, office space, sales assistants, telephone service and supplies. The independent advisory and brokerage model permits our independent advisory and brokerage subsidiaries to expand their revenue base and retail distribution network of investment products and services without either the capital expenditures that would be required to open company-owned offices, or the additional administrative and other costs of hiring financial advisors as in-house employees.

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

Each financial advisor is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities or advisory business in which he or she engages, and to register in the various states in which he or she has customers. Each of our independent brokerage firms is responsible for supervising all of its financial advisors wherever they are located. We can incur substantial liability from improper actions of any of these financial advisors. See Item 1A. "Risk Factors - Risks Relating to our Business" below. Our investment advisory representatives conduct their business either through our corporate registered investment advisors ("RIA") or through separate entities ("Hybrid RIAs"). Hybrid RIAs operate under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), or their respective states' investment advisory license rules. Advisory assets for Hybrid RIAs are generally held in custody at various third-party custodial firms and we collect certain administrative fees for value-added services provided. Advisors associated with Hybrid RIAs generally carry their brokerage license with one of our independent brokerage firms.

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

Strategy for our Independent Advisory and Brokerage Services Business

We focus on growing our independent advisory and brokerage services business, including the number of financial advisors, revenues and client assets as described below:

•
Provide our advisors with a differentiated independent platform. We believe we have built a meaningfully differentiated platform by offering our independent financial advisors the unique and valued benefits of the "Ladenburg Advantage" -- access to Ladenburg’s wealth management division, capital markets products, investment banking services, proprietary investment research and fixed income trading desk, Highland's insurance solutions and annuity marketing strategies, product expertise and back-office processing for fixed and equity-indexed annuities, and Premier Trust's trust services and planning capabilities.

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

•
Expand our financial advisor base through recruiting and acquisitions.  Each of our independent advisory and brokerage firms actively recruits experienced financial professionals. These efforts are supported by advertising, targeted direct mail and outbound telemarketing. Our independent firms’ recruitment efforts are enhanced by their ability to serve a variety of independent advisor models, including independent financial advisors, registered investment advisors and independent registered investment advisors. Securities America has developed strong expertise in transitioning large groups of financial advisors by acquiring certain assets and/or negotiating exclusive recruiting deals with small advisory and brokerage firms. Securities America has completed 11 such deals since 2008, and has developed detailed processes, led by a cross-departmental team of more than 25 people, to transition such groups effectively. We anticipate there will continue to be opportunities to acquire groups of financial advisors through transactions of this type, or otherwise, as increasing compliance costs disproportionately impact smaller brokerage firms and the level of services and resources they can provide to their advisors.

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

Brokerage Business

Each of our independent advisory and brokerage firms provides full support services to its financial advisors, including: access to stock, bond, exchange-traded fund ("ETF") and options execution; products such as insurance, mutual funds, alternative investments such as non-traded real estate investment trusts, unit trusts and fixed and variable annuities; and research, compliance, supervision, accounting and related services.

An increasing number of clients are electing asset-based advisory fee platforms rather than the traditional commission schedule. Accordingly, our independent advisory and brokerage firms derive a majority of their revenue from advisory fees, rather than commissions charged on variable annuity, mutual fund, equity and fixed income transactions.

Asset Management Business

Our independent advisory and brokerage firms offer various accounts, some of which are managed by our financial advisors, and others that are managed by third parties. The advisor managed accounts offer various account structures, including fee-based and “wrap fee” accounts. For financial advisors who prefer not to act as portfolio managers, third-party management options are available. These options employ managers who select diversified, fee-based asset management investment portfolios based on a client’s needs and risk profile. The types of portfolios may include separately managed portfolios, multi-managed accounts, and mutual fund and ETF model portfolios. These portfolios may also include portfolio analytics, performance reporting and position-specific reporting.

Premier Trust

Founded in 2001, Premier Trust is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with more than $1.2 billion in assets under administration at December 31, 2018. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. Working in combination with a client’s legal and other professional advisors, Premier Trust’s professionals assist with every aspect of planning, including income and estate taxes, retirement, succession of the family business, transferring assets to future generations and asset protection.

Ladenburg Segment

Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor, which provides access to:

•	expert wealth management advice;

•	market analysis;

•	due diligence;

•	fund selection and asset allocation; and

•	diversification strategies.
LTAM offers various asset management products utilized by Ladenburg clients, as well as clients of our independent brokerage firms' financial advisors and clients of Premier Trust. LTAM serves as our internal wealth management group and plays an important role in supporting the growth of the advisory businesses at our independent firms. At December 31, 2018, LTAM had approximately $2.5 billion of assets under management and more than 15,700 client accounts.

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

Each of the Ladenburg Funds is an open end fund of funds that primarily invests in a combination of equity, fixed income and alternative strategy ETFs, exchange-traded notes (“ETNs”) and mutual funds. The Ladenburg Funds employ the same investment strategies and features as the ones LTAM employs in managing separate client accounts in LAMP.

Private Investment Management

The Private Investment Management program allows internal managers, for an annual asset-based fee, to provide portfolio services to clients on a discretionary basis with specific styles of investing.

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

Alternative Investments

LTAM provides high net worth clients and institutional investors the opportunity to invest in proprietary and third- party alternative investments. These include, but are not limited to, hedge funds, funds of funds, private equity, venture capital and real estate.

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

Investment Research

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department provides research coverage on approximately 198 companies and closed-end funds. Our research department specializes in small- to mid-cap companies in the energy exploration and production, biotechnology, personalized medicine, medical devices, specialty pharmaceutical, healthcare services, medical technology and internet and software services industries; MLPs, BDCs and mortgage and equity REITs; and other companies on a special situations basis. Ladenburg’s research coverage may expand to additional sectors in the future. Ladenburg provides its research on a fee basis to certain institutional accounts and makes it available to the financial advisors at all of our subsidiaries.

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

Ladenburg provides these middle-market companies with capital raising and strategic advisory services throughout their growth cycles. Ladenburg offers its clients a high level of attention from senior personnel and has designed its organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients. Ladenburg's 16 investment banking professionals serve clients nationwide and worldwide.

Corporate Finance

Ladenburg's corporate finance group provides capital origination services and merger and acquisition advice primarily to middle-market companies. Ladenburg's investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg's ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the capital markets are not consistently favorable, we expect that Ladenburg will participate in follow-on offerings, CMPOs (confidentially marketed public offerings), registered direct offerings, PIPEs and other private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the CMPO, registered direct and PIPEs areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2018, we participated in 82 underwritten offerings that raised an aggregate of approximately $6.1 billion. In 2018, Ladenburg placed 15 registered direct and PIPE offerings, which raised an aggregate of approximately $334 million for clients in the health-care, biotechnology, energy and other industries. Since 2016, Ladenburg has participated as a manager in 271 offerings, which raised over $21.7 billion.

Ladenburg seeks to capitalize on its distribution network by focusing on yield-oriented equities, which have been attractive to both institutional and retail investors. The yield-oriented equity business has developed in recent years in response to the low interest rate environment.

Our yield-oriented equity bankers focus primarily on three specific areas: mortgage and equity real estate investment trusts (REITs), business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg has become a leader in syndicating these products to institutional investors as well as other retail and independent firms. Since 2016, Ladenburg has participated as a manager in 99 offerings of these products, which raised over $9 billion.

Similarly, Ladenburg also has dedicated investment bankers focused on healthcare and biotechnology companies as well as the energy and technology sectors. From 2016 through 2018, Ladenburg participated as a manager in 92 offerings in the healthcare and biotechnology sectors, which raised over $4.1 billion.

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

Insurance Brokerage Segment

The insurance brokerage segment includes the wholesale insurance brokerage and annuity marketing activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers, and which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

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

Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. In April 2018, the SEC proposed Regulation Best Interest which, among other things, would require broker-dealers to act in the best interest of retail customers when making a recommendation concerning a securities transaction or investment strategy involving securities, and to identify, disclose and mitigate or eliminate material conflicts of interest arising from financial incentives associated with such recommendations.  If the SEC’s Regulation Best Interest is adopted as currently drafted, our broker-dealer subsidiaries may be required to adopt new policies and procedures that would include enhanced suitability review, and provide additional disclosures to clients under a prescribed Form CRS, more specific fee disclosures and a more comprehensive disclosure of material conflicts of interest.

In addition, under Regulation Best Interest, our broker-dealer subsidiaries would be required to identify, disclose and mitigate or eliminate material conflicts of interest related to financial incentives associated with investment recommendations. Because of uncertainty as to the language, degree and timing of Regulation Best Interest, if and when it is adopted, it may affect our business in ways that cannot now be anticipated and may further impact the products and services offered by our financial advisors.  If Regulation Best Interest takes effect in 2019 as drafted, it may negatively impact our results of operations, including the impact of increased legal, compliance, information technology and other costs. Also, we may face enhanced legal risks in connection with compliance with Regulation Best Interest.

In addition, a number of states are in varying stages of adopting and implementing laws and regulations that would impose a fiduciary duty on broker dealers and investment advisers under state law.  If any or all of the state fiduciary duty laws or regulations take effect in 2019, they may also negatively impact our results of operations, including increased legal, compliance, information technology and other costs, as well as increased legal risks.

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

Net Capital Requirements

Approximately 30% of our total assets at December 31, 2018 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

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

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by the Net Capital Rule and at December 31, 2018, each, excluding Ladenburg, had a $250,000 minimum net capital requirement. Ladenburg as a market maker, had a $256,000 minimum net capital requirement. At December 31, 2018, Securities America had regulatory net capital of approximately $9,164,000, Triad had regulatory net capital of approximately $8,739,000, Investacorp had regulatory net capital of approximately $9,486,000, KMS had regulatory net capital of approximately $7,379,000, SSN had regulatory net capital of approximately $8,934,000 and Ladenburg had regulatory net capital of approximately $25,073,000.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraphs (k)(2)(i) and (k)(2)(ii) as they clear their customer transactions through a clearing broker on a fully disclosed basis.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholder’s equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2018, Premier Trust had stockholder’s equity of approximately $3,422,000, including at least $250,000 in cash.

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

Personnel

At December 31, 2018, we had 1,512 full-time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Those matters giving rise to reputational risk include the risks discussed in this Item 1A, as well as appropriately dealing with legal and regulatory requirements, anti-money-laundering practices, privacy, record keeping, and sales and trading practices, as well as our proper identification of the legal, reputational, credit, liquidity, and market risks inherent in financial products. Also, our inability to sell securities that we have underwritten on expected terms, including anticipated prices, could result in reputational damage that results in our loss of investment banking business, which would adversely impact our Ladenburg segment. Our failure to deliver appropriate standards of service and quality, or our failure or perceived failure to treat clients fairly, could result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us or our financial advisors, whether or not true, may be detrimental to our business.

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

Our financial results have been adversely affected by turmoil in the financial markets in the past and may again be impacted in the future. As a financial services firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could materially adversely affect our business in many ways, including the following:

•	a market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads;

•	low interest rates adversely impact service fee revenues received from our clearing firms and other cash sweep programs;

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

We have incurred, and may again incur, losses.

We incurred losses in 2018, 2017, 2016 and in various prior years, some of which were significant. We cannot assure you that we will achieve profitability or have positive cash flow on either a quarterly or annual basis. If we are unable to achieve and sustain our profitability, it would have a material adverse effect on our business and results of operations.

We have a significant amount of debt and preferred stock outstanding, which limits cash flow available for operations and may impair our ability to obtain additional financing.

As of December 31, 2018, our total debt was approximately $254 million and we had 17,012,075 shares of Series A Preferred Stock outstanding with a liquidation preference of approximately $425 million. Our substantial amount of indebtedness and preferred stock outstanding:

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

Our business depends on our and our clearing firms’ ability to process, on a daily basis, many transactions across numerous and diverse markets and the transactions we process have become increasingly complex. We rely heavily on our communications and financial, accounting and other data processing systems, including systems we maintain and systems provided by our clearing brokers and service providers. e face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted.

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention and fines or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers, or third-party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. Also, our clearing brokers provide our principal disaster recovery system. We also are implementing new technology platforms and failures in connection with such implementation may cause disruption to our operations, which could result in liability and reputational damage. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, cyberattacks, unauthorized access, viruses, human error, terrorism, or otherwise, or that our, or our clearing brokers', back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

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

We generate an important portion of our revenues from commissions and fees related to the distribution of financial products, such as mutual funds and variable and fixed annuities, by our independent financial advisors, and to a lesser extent, Ladenburg’s financial advisors. Changes in the structure or amount of the fees or marketing allowances paid by the sponsors of these products could materially adversely affect our cash flows, revenues and results of operations.

Also, regulatory agencies and other industry participants have suggested that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. The DOL, which promulgates rules related to retirement plans, has implemented rules that restrict commissions and fees on qualified retirement accounts, including IRAs, which had a negative effect on our financial results. Any further reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our results of operations. In February 2018, the SEC announced a Share Class Selection Disclosure Initiative, which demonstrates the increased focus on these fees. Further, as a result of increased regulatory focus on minimizing cost differences among mutual fund share classes offered to clients, certain of our subsidiaries have, and may, rebate certain fees to clients and could be subject to additional regulatory actions.

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

Significant interest rate changes, reductions in cash balances in our cash sweep programs, or the termination of our cash sweep agreements could affect our profitability and financial condition.

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

In April 2018, the SEC proposed Regulation Best Interest concerning the standards of conduct for broker dealers and investment advisers when dealing with retail investors. The proposals would establish a best interest standard of conduct for broker-dealers recommending a securities transaction or investment strategy to retail customers, including a requirement that the broker-dealer not place its interests ahead of retail customers’ interests, and to identify, disclose and mitigate or eliminate material conflicts of interest arising from financial incentives associated with such recommendations. Broker-dealers and investment advisers would be required to provide retail investors with a brief form summarizing the firms' relationship with the investor. Also, broker-dealers and their associated persons would be restricted in the use of the terms “advisor” or “adviser.” Because of uncertainty as to the language, degree and timing of Regulation Best Interest, if and when it is adopted, it may affect our business in ways that cannot now be anticipated and may further impact the products and services offered by our financial advisors. If the new rules take effect they may impact how we receive fees, how we compensate our registered representatives, how we attract and retain registered representatives, and how we design investments and services. Implementation may affect our results, including increased expenditures on legal, compliance, information technology and other costs. Also, we may face enhanced legal risks in connection with compliance with Regulation Best Interest.

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

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. Also, under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2018, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier Trust exceeded its minimum stockholder's equity requirement. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash.

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

Risk Factors Relating to Owning Our Securities

The price of our common stock, Series A Preferred Stock, 6.5% senior notes due 2027 ("6.5% Senior Notes"), 7% senior notes due 2028 ("7% Senior Notes") and 7.25% senior notes due 2028 ("7.25% Senior Notes") may fluctuate significantly, and this may make it difficult for you to resell the shares of our stock or notes at prices you find attractive.

The trading price of our common stock, as reported by the NYSE American, has ranged from a low of $2.15 to a high of $3.84 per share for the 52 week period ended December 31, 2018. The trading price of our Series A Preferred Stock, as reported by the NYSE American, has ranged from a low of $19.43 to a high of $25.95 per share for the 52 week period ended December 31, 2018. The trading price of our 6.5% Senior Notes, as reported by the NYSE American, has ranged from a low of $19.73 to a high of $27.67 for the 52-week period ended December 31, 2018. The trading price of our 7% Senior Notes, as reported by the NYSE American, has ranged from a low of $20.03 to a high of $25.00 for the 31-week period ended December 31, 2018. The trading price of our 7.25% Senior Notes, as reported by the NYSE American, has ranged from a low of $20.61 to a high of $25.18 for the 19-week period ended December 31, 2018. We expect that the market price of our securities will continue to fluctuate significantly.

The market price of our stock and senior notes may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

•	variations in quarterly operating results;

•	general economic and business conditions, including conditions in the securities brokerage and investment banking markets;

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock and senior notes;

•	trading prices of similar securities, including, but not limited to, any additional securities of ours that become listed for trading in the future;

•	the annual yield from dividends on the Series A Preferred Stock and interest on the senior notes as compared to yields on other comparable financial instruments;

•	our announcements of significant contracts, milestones or acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital;

•	additions or departures of key personnel;

•	the initiation or outcome of litigation or arbitration proceedings;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	our level of indebtedness;

•	legislation or regulatory policies, practices or actions;

•	changes in financial estimates by securities analysts; and

•	fluctuations in stock market prices and volume.

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

At December 31, 2018, we had outstanding 146,535,796 shares of common stock, options and warrants to purchase a total of 20,847,039 shares of common stock and 17,012,075 shares of our Series A Preferred Stock. We are authorized to issue up to 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock and are able to issue a significant number of additional shares without obtaining shareholder approval.

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

Credit rating agencies continually revise their ratings for the companies that they follow, including us. Such ratings are based on a number of factors, including financial strength, as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. Our 6.5% Senior Notes, 7% Senior Notes and 7.25% Senior Notes are rated only by one rating agency, Egan-Jones Ratings Co.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 4400 Biscayne Boulevard, 12th Floor, Miami, Florida 33137, where we have leased approximately 14,050 square feet of office space. We renewed our lease effective March 2018 and it now expires in February 2023.
Ladenburg entered into a sublease for space at 277 Park Avenue, 26th floor, New York, New York 10017 in December 2016, where it subleases approximately 23,000 square feet of office space commencing February 1, 2017 through January 20, 2021. Ladenburg also operates branch offices in leased office space. Such branch offices are located in Melville and Westhampton Beach, New York; Miami, Naples, and Boca Raton, Florida; Boston, Massachusetts; Calabasas and Irvine, California; Minneapolis, Minnesota; Stamford, Connecticut, and Dallas, Texas.
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
ITEM 3.  LEGAL PROCEEDINGS.

The information under the heading “Litigation and Regulatory Matters” contained in Note 14 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K is incorporated by reference in this Item 3.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(Dollars in thousands, except share and per share amounts)

Our common stock trades on the NYSE American under the symbol “LTS.”

Our Series A Preferred Stock trades on the NYSE American under the symbol “LTS PrA.”

Holders

At March 8, 2019, there were approximately 3,050 record holders of our common stock.

Common Stock Dividends

In September 2017, we began payment of a quarterly cash dividend on its common stock of $0.01 per outstanding share. On August 2, 2018, the quarterly cash dividend per outstanding share was increased to $0.0125. The payment of future dividends, if any, will be at our board of directors’ discretion after taking into account our financial condition, operating results, anticipated cash needs and any other factors that our board of directors may deem relevant. The net capital requirements imposed on our broker-dealer subsidiaries by the SEC, our obligation to pay dividends on our Series A Preferred Stock, servicing of our indebtedness and any covenants contained in our outstanding debt agreements may also restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the fourth quarter of 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2018	2,757,548		$2.60	2,484,282	3,183,775
November 1 to November 30, 2018	671,973		2.84	671,973	2,511,802
December 1 to December 31, 2018	51,297,451	(2)	2.50	195,907	2,315,895
Total	54,726,972		$2.51	3,352,162

(1)
In March 2007, October 2011, November 2014 and November 2016, our board of directors authorized in the aggregate the repurchase of up to 27,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of December 31, 2018, 25,184,105 shares had been repurchased for $66,116 under the program and 2,315,895 shares remain available for purchase under the program.

(2)
On December 24, 2018, we entered into an agreement with our former principal shareholder, Phillip Frost, M.D., and an entity affiliated with Dr. Frost, Frost Nevada Investments Trust, pursuant to which the company agreed to repurchase 50,900,000 shares of our common stock directly from the sellers in a private transaction at a price of $2.50 per share. We funded this share repurchase with $50,900 in cash on hand and by issuing $76,350 aggregate principal amount of 7.25% senior notes due 2028 to the sellers.

Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We may execute similar Rule 10b5-1 plans periodically in the future.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2018 (1)	2017	2016	2015	2014
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$1,391,136	$1,268,152	$1,106,953	$1,152,118	$921,253	(2)
Total expenses	1,343,733	1,266,991	1,119,023	1,163,868	911,259
Income (loss) before item shown below	47,403	1,161	(12,070)	(11,750)	9,994
Change in fair value of contingent consideration	(238)	19	(216)	55	12
Income (loss) before income taxes	47,165	1,180	(12,286)	(11,695)	10,006
Net income (loss)	33,786	7,682	(22,311)	(11,213)	33,352
Per common and equivalent share:
(Loss) income per common share - basic	$(0.00)	$(0.13)	$(0.29)	$(0.21)	$0.09
(Loss) income per common share - diluted	$(0.00)	$(0.13)	$(0.29)	$(0.21)	$0.08
Cash dividend declared per common share	$0.05	$0.02	$—	$—	$—
Basic weighted average common shares	194,562,916	193,064,550	182,987,850	183,660,993	182,768,494
Diluted weighted average common shares	194,562,916	193,064,550	182,987,850	183,660,993	206,512,437
Balance Sheet Data:
Total assets	$740,904	$632,025	$546,003	$574,105	$510,758
Total liabilities	487,727	261,634	183,502	198,074	174,287
Shareholders’ equity	253,126	370,379	362,474	376,002	336,460
Other Data:
Book value per common share	$1.73	$1.87	$1.87	$2.06	$1.82

(1)
As a result of adopting ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" effective January 1, 2018, we amended our accounting policies on the recognition and presentation of certain revenues and related expenses, which may affect the comparability of such information and the related analysis.

(2)	Includes $26,164 of revenue from Highland (acquired July 31, 2014) and $19,840 of revenue from KMS (acquired October 15, 2014).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Through our acquisitions of Securities America, Triad, SSN, Investacorp and KMS, we have established a leadership position in the independent advisory and brokerage services industry. During the past decade, this has been one of the fastest growing segments of the financial services industry. With approximately 4,400 financial advisors located in 50 states, we have become one of the largest independent advisory and brokerage services networks. We believe that we have the opportunity through internal growth, recruiting and acquisitions to continue expanding our market share in this segment over the next several years. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent advisory and brokerage business with Ladenburg’s traditional investment banking, capital markets, institutional sales and trading and related businesses.

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by our independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers, and which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

Recent Developments

Common Stock Repurchases

On December 24, 2018, we entered into an agreement (the “Repurchase Agreement”) with our former principal shareholder, Phillip Frost, M.D., and an entity affiliated with Dr. Frost, Frost Nevada Investments Trust (together with Dr. Frost, the “Sellers”), under which we repurchased 50,900,000 shares of our common stock from the Sellers (the “Share Repurchase”) in a private transaction at a price of $2.50 per share. We funded the Share Repurchase with $50,900 in cash on hand and by issuing $76,350 aggregate principal amount of 7.25% senior notes due 2028 to the Sellers (the "Frost Notes"). In addition, under the Repurchase Agreement, options to purchase 3,610,000 shares of our common stock held by Dr. Frost were cancelled in exchange for $3,000 in cash.

Including the Share Repurchase, we repurchased and retired an aggregate of 57,475,374 shares of our common stock during the year ended December 31, 2018 for $139,835, including 5,833,890 shares repurchased under our stock repurchase program, representing an average price per share of $2.43.

Acquisition of Kestler Financial Group, Inc.

In August 2018, an affiliate of Highland purchased certain assets of the insurance distribution business operated by Kestler Financial Group, Inc. (“KFG”), an independent insurance and annuity distribution company, located in Leesburg, Virginia. This asset purchase was deemed to be an asset acquisition. Under the terms of an asset purchase agreement, an affiliate of Highland purchased certain KFG assets, including the rights to the "Kestler Financial Group" name and brand. In October 2018, Securities America purchased certain assets of the brokerage business operated by KFG.

The consideration for the KFG insurance distribution transaction was $7,926, consisting of cash of $1,683 paid at closing, a $165 cash payment to be made on the first anniversary of the closing date, a promissory note in the original principal amount of $5,450 and contingent consideration having a fair value of $619, for which a liability was recognized based on the estimated acquisition-date fair value of the potential earn-out and additional liabilities of $9.

The consideration for the KFG brokerage business transaction was $1,167, consisting of cash of $537 paid at closing (including $271 of reimbursable expenses), a $266 cash payment to be made on each anniversary of the closing date for the next three years having a fair value of $630 and contingent consideration having a fair value of $0.

The purchase price for the KFG transaction was allocated $7,083 to identifiable intangibles and other assets and $2,010 to goodwill.

Highland Acquisition - Four Seasons

In November 2018, Highland purchased certain assets of Four Seasons Financial Group, Inc. (“FSFG”), a wholesale insurance distribution business located in Marlton, New Jersey.  The consideration for the FSFG transaction was $2,345, consisting of cash of $450 paid upon closing, a $450 cash payment to be made on each anniversary of the closing date for the next two years, promissory notes in the original principal amount of $372 and contingent consideration having a fair value of $622. In addition, Highland may be required to deliver, during the five years following the closing date, an annual payment to FSFG based on the adjusted net revenue of the business acquired by Highland.

Securities America -Term Loan

On February 6, 2019, Securities America Financial Corporation entered into an amendment to its loan agreement with a third-party financial institution to provide for a term loan in the aggregate principal amount of $7,000, with interest accruing at the rate of 5.52%. Securities America began monthly payments of principal and interest under the term loan in the amount of $212 on March 6, 2019. The term loan matures on February 6, 2022.

Common Stock Dividend

During the last two quarters of 2018, we paid a quarterly dividend of $0.0125 per share on our outstanding common stock, as compared to $0.01 per share in each of the first two quarters in 2018. For the year ended December 31, 2018, we paid aggregate dividends of $8,794. Also, our board of directors has declared a common stock dividend of $0.0125 per share payable in March 2019.

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

During the three years ended December 31, 2018, we incurred $5,823 of acquisition indebtedness, related to the acquisitions in 2018 of certain assets of KFG and FSFG as described above. As of December 31, 2018, $5,763 of this acquisition-related indebtedness was outstanding.

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

Revenue Recognition.   We have updated our revenue recognition policies in conjunction with our adoption of Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606”). We adopted ASC 606 effective January 1, 2018, using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of shareholders' equity and other affected accounts at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the accounting standards in effect for prior periods.

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

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of our broker-dealer subsidiaries introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for our broker-dealer subsidiaries' proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $8, $17 and $57 for the years ended December 31, 2018, 2017 and 2016, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer or investment adviser, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $9,869 at December 31, 2018 and $6,902 at December 31, 2017 for potential losses. See Note 14, "Commitments and Contingencies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. However, in the past we have been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

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

Valuation of Deferred Tax Assets: We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax liability as of December 31, 2018, which consists principally of the tax benefit of net operating loss carryforwards, compensation charges related to equity instruments and deferred compensation liabilities, offset by deferred revenue, intangible assets and goodwill, amounted to $14,068. Each reporting period, we assess the realizability of our deferred tax assets to determine if the deductible temporary differences will be utilized on a more-likely-than-not basis.  In making this determination, we assess all available positive and negative evidence to determine if our existing deferred tax assets are realizable on a more-likely-than-not basis.  Significant weight is given to positive and negative evidence that is objectively verifiable. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on our generation of sufficient taxable income within the available net operating loss carryforward periods to utilize the deductible temporary differences. Based on the reversal pattern of existing taxable temporary difference coupled with objective evidence of cumulative earnings in recent years, the Company concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain separate state net operating loss carryforwards. See Note 12, "Income Taxes," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include our accounts and the accounts of our subsidiaries. The presentation of revenue and certain related accounts for 2018 reflect the adoption of ASC 606, which may affect the comparability of such information and the related analysis.

The following table includes a reconciliation of net income (loss) attributable to the Company as reported to EBITDA, as adjusted:

	Year Ended December 31,
	2018		2017		2016
Total revenues	$1,391,136		$1,268,152		$1,106,953
Total expenses	1,343,733		1,266,991		1,119,023
Income (loss) before income taxes	47,165		1,180		(12,286)
Net income (loss) attributable to the Company	33,758		7,697		(22,269)
Reconciliation of net income (loss) attributable to the Company to EBITDA, as adjusted:
Net income (loss) attributable to the Company	33,758		7,697		(22,269)
Less:
Interest income	(2,504)		(506)		(672)
Change in fair value of contingent consideration	238		(19)		216
Add:
Interest expense	10,796		2,710		4,262
Income tax expense (benefit)	13,379		(6,502)		10,025
Depreciation and amortization	24,039		28,835		28,334
Non-cash compensation expense	5,882		5,539		5,311
Amortization of retention and forgivable loans	417		7,396		5,472
Amortization of contract acquisition costs (4)	9,671		—		—
Financial advisor recruiting expense	370		5,721		1,882
Acquisition-related expense	1,010		3,469		1,357
Other	3,392	(1)	1,661	(2)	1,853	(3)
EBITDA, as adjusted	$100,448		$56,001		$35,771

(1) Includes loss on severance costs of $481, excise and franchise tax expense of $629, compensation expense that may be paid in stock of $535 and non-recurring expenses related to a block repurchase of our common stock and other legal matters of $1,747.

(2) Includes loss on severance costs of $525, excise and franchise tax expense of $594 and compensation expense that may be paid in stock of $559.

(3) Includes loss on severance costs of $755, excise and franchise tax expense of $508 and compensation expense that may be paid in stock of $586.

(4) See Note 4, "Revenue from Contracts with Customers" to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs, change in fair value of contingent consideration related to acquisitions, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes excise and franchise tax expense, severance cost and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions.

We believe that EBITDA, as adjusted, eliminates items that are not indicative of our core operating performance, such as acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs, and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

EBITDA, as adjusted, for the fiscal year ended December 31, 2018 was $100,448, an increase of $44,447 (79%), from EBITDA, as adjusted, of $56,001 for the fiscal year ended December 31, 2017. This increase was primarily due to an increase in EBITDA, as adjusted, in the independent advisory and brokerage services segment. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $38,655 (65%) on increased revenue of $20,663 (2%). EBITDA, as adjusted, in our Ladenburg segment increased by $4,851 (60%) on increased revenue of $11,414 (17%). EBITDA, as adjusted, in our insurance brokerage segment increased by $1,468 (54%) on increased revenue of $89,995 (158%), due in part to the change in accounting for revenues under ASC 606.

Segment Description

We have three operating segments. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by our independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

	Year Ended December 31,
	2018	2017	2016
Revenues:
Independent advisory and brokerage services	$1,161,043	$1,140,380	$1,003,282
Ladenburg	78,094	66,680	49,425
Insurance Brokerage	147,127	57,132	50,483
Corporate	4,872	3,960	3,763
Total revenues	$1,391,136	$1,268,152	$1,106,953

Income (loss) before income taxes:
Independent advisory and brokerage services	$62,748	$19,858	$15,071
Ladenburg	11,464	6,346	(3,674)
Insurance Brokerage	1,983	(5,338)	(6,074)
Corporate (1)	(29,030)	(19,686)	(17,609)
Total income (loss) before income taxes	$47,165	$1,180	$(12,286)

EBITDA, as adjusted (2)
Independent advisory and brokerage services	$98,411	$59,756	$47,977
Ladenburg	12,966	8,115	(1,676)
Insurance Brokerage	4,166	2,698	2,255
Corporate	(15,095)	(14,568)	(12,785)
Total EBITDA, as adjusted	$100,448	$56,001	$35,771

Includes interest expense, compensation, professional fees and other general administrative expenses related to the Corporate segment.

(1)
See Note 20, "Segment Information," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a reconciliation of income (loss) before income taxes to EBITDA, as adjusted.

Year ended December 31, 2018 compared to year ended December 31, 2017

For the fiscal year ended December 31, 2018, we had net income attributable to the Company of $33,758 as compared to net income attributable to the Company of $7,697 for the fiscal year ended December 31, 2017. The increase in net income attributable to the Company was primarily due to an increase in revenue of $122,984 (10%), partially offset by a $76,742 (6%) increase in total expenses.

Our total revenues for 2018 increased by $122,984 (10%) from 2017, resulting primarily from increases in commissions of $160,303, investment banking revenue of $9,803, interest and dividends of $2,421, service fees of $34,100 and other income of $4,049, partially offset by a decrease in advisory fees of $86,507 due to the change in accounting for revenues under ASC 606, and a decrease in principal transactions of $1,185. Our independent advisory and brokerage services segment revenues increased by $20,663 (2%) from 2017 mainly driven by increases in commissions, service fees and other income. This was partially offset by decreases in advisory fees due to the change in accounting for revenues under ASC 606. Our Ladenburg segment revenues increased by $11,414 (17%) from 2017 as a result of higher investment banking revenue primarily due to an increase in equity capital raising as compared to 2017. Our insurance brokerage segment revenues increased by $89,995 (158%) in 2018 as compared to the prior year primarily due to the change in accounting for insurance commissions revenue under ASC 606.

Our total expenses for 2018 increased by $76,742 (6%) from 2017, primarily driven by increases of $82,653 (133%) in our insurance brokerage segment, $10,256 (43%) in our corporate segment and $6,296 (10%) in our Ladenburg segment, partially offset by a decrease of $22,463 (2%) in our independent advisory and brokerage services segment. Expenses for 2018 included increases in commissions and fees expense of $48,166, compensation and benefits expense of $22,701, amortization of contract acquisition costs of $9,671, interest expense of $8,086, professional services expense of $2,339 and other expense of $1,085, partially offset by decreases in amortization of retention and forgivable loans of $6,979, depreciation and amortization expense of $4,796, acquisition-related expense of $2,459 and brokerage, communication and clearance fee expense of $2,036.

The $160,303 (30%) increase in commissions revenue for 2018 as compared to 2017 was primarily attributable to an increase in sales of variable annuity, mutual fund, fixed annuity, insurance, fixed income and equity products, and the impact of the adoption of ASC 606. Our independent advisory and brokerage services segment commissions revenue increased by $69,987 (15%) resulting from increased sales of variable annuity, mutual fund, fixed annuity, insurance, fixed income and equity products during 2018. Our insurance brokerage segment commissions revenue increased by $89,936 (165%) in 2018 as compared to the prior year primarily due to the change in accounting for revenues under ASC 606. See Note 4, "Revenue from Contracts with Customers," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

The $86,507 (15%) decrease in advisory fees revenue in 2018 as compared to 2017 was primarily attributable to a $86,837 decrease in our independent advisory and brokerage services segment, due to the change in accounting for revenues under ASC 606. Beginning in 2018, we no longer recognize advisory revenue on a gross basis when the client's assets are held at a Hybrid RIA. We now recognize these revenues on a net basis (after deducting the advisor's compensation), but also record administrative services provided to Hybrid RIAs. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Total advisory assets under management at December 31, 2018 were approximately $72,800,000 as compared to $72,600,000 at December 31, 2017. Total advisory assets under management at January 31, 2019 increased to approximately $76,700,000, primarily due to the increase in the equity markets during January 2019. We expect that future advisory revenue growth may lag behind the growth rate of advisory assets due to the adoption of ASC 606.

The $9,803 (21%) increase in investment banking revenue for 2018 as compared to 2017 was primarily driven by a $11,600 increase in capital raising revenue offset by a $1,797 decrease in strategic advisory services revenue. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $50,603 for the fiscal year ended December 31, 2018 as compared to $39,003 for the prior year, resulting from a significant increase in equity capital raising for small and mid-cap public companies. Strategic advisory services revenue was $5,653 for 2018 as compared to $7,450 for 2017.

The $1,185 (138%) decrease in principal transactions revenue in 2018 as compared to 2017 was primarily attributable to our Ladenburg segment, which had a decrease of $1,361 (163%) due to a decline in the market value of firm's investments.

The $2,421 (95%) increase in interest and dividends revenue for 2018 as compared to 2017 was primarily attributable to the corporate segment driven by higher cash balances and interest rates in the 2018 period.

The $34,100 (40%) increase in service fees in 2018 as compared to 2017 was primarily driven by an increase of $33,510 in our independent advisory and brokerage services segment. The total increase was primarily due to increases in cash sweep revenue of $32,690, other advisor and client fees of $1,920, and advisor affiliation fees of $1,665, partially offset by a $2,156 decrease in trading services and fees.

Service fees revenue from our cash sweep programs was $54,819 for 2018 as compared to $22,129 in the comparable 2017 period, reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs during 2018. Future levels of service fees revenue are dependent upon changes in prevailing interest rates and cash assets levels. At December 31, 2018, client assets included cash balances of approximately $5,204,000, including approximately $4,838,000 participating in our cash sweep programs. We implemented a new cash sweep program in the first quarter of 2018 for eligible advised IRA accounts, which we expect will result in increases in service fees revenue in future periods assuming constant asset levels. See Item 1A. "Risk Factors - Risk Factors Relating to Our Business - Significant interest rate changes or the termination of our cash sweep agreements could affect our profitability and financial condition" above in this annual report on Form 10-K.

The $4,049 (11%) increase in other income in 2018 as compared to 2017 was primarily driven by an increase of $4,024 in our independent advisory and brokerage services segment. The increase in other income in 2018 was primarily due to increases in growth incentive credits from one of our clearing firms of $3,056, marketing services and product incentives of $2,967 and conference revenue of $1,779, partially offset by a decrease in deferred compensation investment revenue of $3,252, miscellaneous revenue of $444 and forgiveness of debt of $215.

The $48,166 (5%) increase in commissions and fees expense for 2018 as compared to 2017 was primarily due to the increase in commissions expense of $83,821 in our insurance brokerage segment, primarily due to the adoption of ASC 606, partially offset by a decrease in our independent advisory and brokerage services segment of $35,468, primarily due to the adoption of ASC 606. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment and insurance agents who serve as independent contractors in our insurance brokerage segment. These payments to the independent contractor registered representatives and insurance agents are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives and insurance agents increase their business, both our revenues and expenses increase because our representatives and agents earn higher compensation based on the higher revenues produced.

The $22,701 (13%) increase in compensation and benefits expense for 2018 as compared to 2017 was attributable to an increase of $14,121 in our independent advisory and brokerage services segment, as headcount grew 13% from the prior year, an increase of $3,368 in our insurance brokerage segment due to an increase in revenue, an increase of $2,967 in our Ladenburg segment due to increases in incentive compensation and an increase of $2,245 in our corporate segment due to increases in headcount and incentive compensation.

The $343 (6%) increase in non-cash compensation expense for 2018 as compared to 2017 was primarily attributable to an increase in our independent advisory and brokerage services segment of $185 and our corporate segment of $152.

The $2,036 (11%) decrease in brokerage, communication and clearance fees expense for 2018 as compared to 2017 was driven by a decrease of $2,175 in our independent advisory and brokerage services segment. This decrease in expense resulted from increased levels of clearing credits during 2018 and included new annual business credits received during the extension of the term of our clearing agreements with one of or clearing firms entered into in May 2018. We expect that brokerage, communications and clearance fee expense will benefit in future periods from these credits.

The $621 (7%) increase in rent and occupancy expense, net of sublease revenue, for 2018 as compared to 2017 was attributable to an increase of $872 in our independent advisory and brokerage services segment and an increase of $111 in our insurance brokerage segment due to rent increases, partially offset by a decrease of $379 in our Ladenburg segment. We expect that rent and occupancy expense will increase in future periods upon the completion of the construction of a new headquarters building for Securities America, which is currently estimated to occur in 2020.

The $2,339 (12%) increase in professional services expense for 2018 as compared to 2017 was primarily attributable to an increase of $3,778 in our Ladenburg segment due to the change in accounting for underwriting expenses under ASC 606 and an increase in our corporate segment of $2,234, primarily due to expense associated with the Share Repurchase from Dr. Frost and an affiliated entity and related matters, partially offset by a decrease in professional services expense at our independent advisory and brokerage services segment of $3,488.

The $8,086 (298%) increase in interest expense for 2018 as compared to 2017 resulted from a increased average debt balance and higher interest rates. Our average outstanding debt balance was approximately $145,107 for 2018, as compared to $35,416 for 2017. The average interest rate was 6.6% for 2018 as compared to 6% for 2017. Our outstanding debt balance as of December 31, 2018 primarily included $185,328 of indebtedness due to the issuance of our senior notes (excluding the Frost Notes), $76,350 of Frost Notes issued in connection with the Share Repurchase, and $5,763 of indebtedness incurred in connection with asset acquisitions in our insurance brokerage segment. We expect higher interest expense in 2019 due to our issuances of senior notes in 2018.

The $4,796 (17%) decrease in depreciation and amortization expense for 2018 as compared to 2017 was mainly due to a decrease of $5,695 in our insurance brokerage segment due to the reclassification of the renewal intangible for insurance commissions to other receivables based on the adoption of ASC 606. The decrease was partially offset by an increase of $948 in our independent advisory and brokerage services segment.

The $2,459 (71%) decrease in acquisition-related expense for 2018 as compared to 2017 was due to a $2,556 decrease in acquisition-related expense in our independent advisory and brokerage services segment in 2018, which occurred because the 2017 period included the recruitment of large groups of advisors.

The $6,979 (94%) decrease in amortization of retention and forgivable loans for 2018 as compared to 2017 was driven by the reclassification of notes receivable to contract acquisition costs due to the adoption of ASC 606. See Note 4, "Revenue from Contracts with Customers," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

The $9,671 increase in amortization of contract acquisition costs for 2018 as compared to the 2017 period was due to the change in accounting for revenues under ASC 606 related to costs to obtain a contract with a customer.

The $1,085 (2%) increase in other expense in 2018 as compared to 2017 was primarily driven by increases at our independent advisory and brokerage services segment of $2,658 and our insurance brokerage segment of $1,610. Our corporate and Ladenburg segment experienced decreases in other expense of $2,730 and $453, respectively, in 2018. The total increase in other expense in 2018 was attributable to increases in software and equipment expense of $2,184, conference expense of $2,023, travel and entertainment expense of $1,322, dues, licenses and registrations of $824, advertising of $506, office expense of $502 and education and seminars expense of $307, partially offset by decreases in deferred compensation plan expense of $3,260, legal settlement expense of $2,895 and bad debt expenses of $946.

We had an income tax expense of $13,379 in 2018 as compared to an income tax benefit of $6,502 in 2017. See Note 12, "Income Taxes," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

Total revenues for 2017 increased by $161,199 (15%) from 2016. Total revenues for 2017 were primarily impacted by increases in advisory fees of $96,794, commissions of $26,005, investment banking revenue of $21,000, service fees of $13,815 and other income of $3,808. Our independent advisory and brokerage services segment revenues increased by $137,098 (14%) from 2016 mainly driven by an increase in advisory fees, commissions, service fees and other income.

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

Total expenses for 2017 included increases in commissions and fees expense of $110,430, compensation and benefits expense of $18,752, other expense of $8,023, professional services expense of $5,462, brokerage, communication and clearance fee expense of $2,405, acquisition-related expense of $2,112, amortization of retention and forgivable loans of $1,924, depreciation and amortization expense of $501 and non-cash compensation of $228. This increase was partially offset by a decrease in interest expense of $1,552 and rent and occupancy expense, net of sublease revenue, of $317.

The $26,005 (5%) increase in commissions revenue for 2017 as compared to 2016 was primarily attributable to an increase in sales of variable annuities and mutual fund products, partially offset by lower sales of alternative investments. Our independent advisory and brokerage services segment commissions revenue increased by $22,573 (5%) in 2017 from 2016. Our Ladenburg segment commissions revenue decreased by $3,200 (22%) due to a decrease in salespersons and our insurance brokerage segment commissions revenue increased by $6,632 (14%) in 2017 as compared to the prior year.

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

The $106 (14%) increase in principal transactions revenue in 2017 as compared to 2016 was driven by our independent advisory and brokerage services segment which increased by $174, due to an increase in the market value of the firm's investments and gains incurred upon liquidation of other investments, offset by a decrease in our Ladenburg segment of $68.

The $329 (11%) decrease in interest and dividends revenue for 2017 as compared to 2016 was driven by a decrease of $1,459 in the independent segment partially offset by an increase of $1,161 in our Ladenburg segment.

The $13,815 (19%) increase in service fees in 2017 as compared to 2016 was primarily due to an increase of $13,815 in our independent advisory and brokerage services segment. The total increase was primarily due to increased revenue from our cash sweep programs. Interest revenue from our cash sweep programs was $22,129 for the year ended December 31, 2017, as compared to $7,985 for the prior year, reflecting the impact of increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of interest and dividend revenue are dependent upon changes in prevailing interest rates and asset levels. We implemented new cash sweep programs in the first quarter of 2018 for eligible advised IRA accounts. At December 31, 2017, cash balances included in client assets were approximately $4,468,000, including approximately $4,138,000 participating in our cash sweep programs.

The $3,808 increase in other income in 2017 as compared to 2016 was primarily due to increases in conference revenue of $4,160 and deferred compensation investment revenue of $1,676, partially offset by a decrease in marketing services and product incentives of $1,403 and miscellaneous revenue of $616.

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

The $2,405 (15%) increase in brokerage, communication and clearance fees expense for 2017 as compared to 2016 was driven by an increase of $2,769 in our independent advisory and brokerage services segment due to decreased levels of clearing credits in the 2017 period. This was partially offset by a decrease of $497 in our Ladenburg segment due to lower transaction-based revenues as compared to the prior-year period.

The $317 (3%) decrease in rent and occupancy expense, net of sublease revenue, for 2017 as compared to 2016 was attributable to decreases of $69 in our independent advisory and brokerage services segment, $293 in our Ladenburg segment and $8 in our insurance brokerage segment, partly offset by an increase of $53 in our corporate segment.

The $5,462 (39%) increase in professional services expense for 2017 as compared to 2016 was attributable to increases at our independent advisory and brokerage services segment of $5,538, our corporate segment of $264 and our insurance brokerage segment of $54, mainly driven by higher recruiting fees at Securities America, increased legal fees and independent contractor expenses, partly offset by a decrease in our Ladenburg segment of $394.

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

The $8,023 (13%) increase in other expense in 2017 as compared to 2016 was primarily driven by increases at our independent advisory and brokerage services segment of $7,793.

The total increase in other expense was attributable to increases in legal settlement and in bad debt expenses of $1,613, deferred compensation plan expense of $1,399, financial advisor recruiting expenses of $1,051, other expense $1,000, office expense of $624, conference expense of $582, software and equipment expense of $518, travel and entertainment expense of $431, licenses and registrations of $257, stock and bond error of $112, firm insurance of $95 and charitable contribution expense of $67. Our Ladenburg segment experienced an increase of $635 in other expense and other expense in our insurance brokerage segment increased by $306, partially offset by a decrease at our Corporate segment of $712.

We had an income tax benefit of $6,502 in 2017 as compared to an income tax expense of $10,025 in 2016. See Note 12, "Income Taxes," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Liquidity and Capital Resources

Approximately 30% and 36% of our total assets at December 31, 2018 and December 31, 2017, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity.

Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Below is a summary of changes in our cash flow (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$63,372	$16,215	$14,246
Investing activities	(17,808)	(10,075)	(11,229)
Financing activities	(29,146)	66,782	(22,764)
Net increase (decrease) in cash and cash equivalents	$16,418	$72,922	$(19,747)
Cash and cash equivalents, beginning of period	172,863	99,941	119,688
Cash and cash equivalents, end of period	$189,281	$172,863	$99,941

Cash provided by operating activities for 2018 was $63,372, which primarily consisted of our net income of $33,786 adjusted for non-cash expenses, increases in commissions and fees payable, accounts payable and accrued liabilities, accrued compensation and decreases in receivables from clearing brokers, partially offset by increases in contract acquisition costs, other receivables, securities owned and other assets. Cash provided by operating activities for 2017 was $16,215, which primarily consisted of our net income of $7,682 adjusted for non-cash expenses, increases in accrued compensation, and increases in commissions and fees payable, partially offset by increases in notes receivable from financial advisors, increases in receivables from clearing brokers, increases in other receivables, increases from cash surrender value of life insurance and increases from receivables from other broker-dealers. During 2017, we experienced a significant growth in the level of recruitment of independent financial advisors, and our subsidiaries issued approximately $27,000 of notes receivable to newly-recruited financial advisors to assist in the transition process.  At December 31, 2017, we had committed to fund, primarily in the first quarter of 2018, approximately an additional $13,000 of notes receivable to newly-recruited financial advisors. These notes are generally forgivable over a five-to-seven year period subject to certain restrictions.

Investing activities used $17,808 in 2018, primarily due to the purchase of furniture, equipment and leasehold improvements of $14,502 and the net cash paid for the KFG and FSFG acquisitions of $3,300. Investing activities used $10,075 in 2017, primarily due to the purchase of furniture, equipment and leasehold improvements of $9,896.

Financing activities used $29,146 in 2018, primarily due to repurchases of common stock of $69,746, the payment of $34,031 in dividends on our Series A Preferred Stock, $21,943 in repayments of outstanding indebtedness, and the payment of $8,794 in dividends on our common stock, partially offset by the issuance of senior notes of $104,375 and the issuance of common stock upon option exercises and under our employee stock purchase plan of $4,266. The debt payments of $21,943 included a $6,400 repayment of outstanding notes related to the SSN acquisition and a $2,055 repayment of outstanding notes related to the KMS acquisition, and $6,690 in bank loans and revolver payments. Financing activities provided $66,782 in 2017, primarily due to the issuance of our 6.5% Senior Notes due November 2027, which raised $73,197, the issuance of Series A Preferred Stock under an "at the market" offering, which raised $28,095, the issuance of common stock upon option exercises and under our employee stock purchase plan, which generated $9,066 and borrowings under a term loan of $8,000, partially offset by payment of $32,482 in dividends on our Series A Preferred Stock, payment of $3,880 in dividends on our common stock, $9,031 in payments of outstanding indebtedness, and $5,293 used for common stock repurchases. The debt payments of $9,031 included a $5,021 repayment of outstanding notes related to the SSN acquisition and a $2,018 repayment of outstanding notes related to the KMS acquisition, and $1,992 in bank loans and revolver payments.

Operating Capital Requirements

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement.  Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2018, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $9,164, Triad $8,739, Investacorp $9,486, KMS $7,379, SSN $8,934 and Ladenburg $25,073. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At December 31, 2018, Premier Trust had stockholders’ equity of $3,422, including at least $250 in cash.

Sources of Liquidity

Our primary sources of liquidity include cash flows from operations and sales of securities in public or private transactions. We believe that we have adequate cash and regulatory capital to fund our current level of operating activities through at least March 2020.

In June 2018, we entered into an equity distribution agreement under which we may sell up to 6,832,841 shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act. This equity distribution agreement replaced our previous equity distribution agreement pursuant to which we could sell up to 8,000,000 shares of our Series A Preferred Stock. During 2018, we did not sell any shares of Series A Preferred Stock pursuant to the "at the market" offering. At December 31, 2018, we had 6,832,841 shares of Series A Preferred Stock remaining available for sale under such equity distribution agreement. From January 1, 2019 through March 12, 2019, we sold an additional 287,230 shares of Series A Preferred Stock for gross proceeds of $6,881 pursuant to the "at the market" offering.

On November 21, 2017, we sold $72,500 principal amount of our 6.5% Senior Notes. Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the fourth quarter of 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of 6.5% Senior Notes. In connection with the offering of 6.5% Senior Notes, certain persons who were members of management and our Board of Directors at such time purchased $10,400 of the 6.5% Senior Notes offered by us. The offering resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313. In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of our 6.5% Senior Notes from time to time in an "at the market" offering. During 2018, we sold $6,240 principal amount of 6.5% Senior Notes pursuant to the "at the market" offering for net proceeds of $6,058.

On May 22, 2018, we sold $40,000 principal amount of our 7% Senior Notes pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the second quarter of 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of 7% Senior Notes. The offering resulted in total gross proceeds of $41,412, before deducting (i) the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,020 and (ii) $1,622 of 7% Senior Notes repurchased by Ladenburg. In June 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 7% Senior Notes from time to time in an "at the market" offering. In 2018, we sold $2,729 principal amount of 7% Senior Notes pursuant to the "at the market" offering for net proceeds of $2,682.

On August 9, 2018, we sold $60,000 principal amount of our 7.25% Senior Notes pursuant to an underwritten offering. Interest on the 7.25% Senior Notes accrues from August 16, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7.25% Senior Notes in whole or in part on or after September 30, 2021 at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $60,000, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,135.

Pursuant to a letter agreement (the “Letter Agreement”), dated as of December 24, 2018, by and between the Company and Frost Gamma Investments Trust (“Frost Gamma”), an entity affiliated with Dr. Frost, our former principal shareholder, the Company’s $40,000 revolving credit agreement (the “Credit Agreement”), dated as of November 8, 2017, by and between the Company and Frost Gamma, was terminated effective as of December 24, 2018. At the time of its termination, no outstanding amounts were owed by the Company under the Credit Agreement and no early termination penalties were incurred by the Company in connection with the termination.

We believe our existing assets and cash flows from operations will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends on our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of December 31, 2018.

Debt

On November 4, 2011, National Financial Services LLC (“NFS”), which is now known as Fidelity Clearing & Custody Solutions ("Fidelity"), provided us with a seven-year, $15,000 forgivable loan. We used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrued at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. If Securities America met certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan was forgiven in seven equal yearly installments of $2,143 through November 2018. Interest payments due with respect to each such year were forgiven if the annual clearing revenue targets was met. We expensed interest under this loan agreement until such time as such interest was forgiven. Securities America met the annual clearing revenue target for the periods ending November 4, 2012, 2013, 2014, 2015, 2016 and 2017 resulting in the forgiveness of $2,143 of the aggregate principal amount of the loan in November of each period. Upon meeting annual revenue targets, principal and interest, respectively, of $2,143 and $295 in 2017 and $2,143 and $408 in 2016 were forgiven and included in other income. In May 2018, five of our broker-dealer subsidiaries entered into a six-year extension of their clearing agreements with NFS. In connection with the extensions, we entered into a termination of the NFS forgivable loan agreement whereby the remaining balance of the principal and interest of $2,143 and $79, respectively, on the loan was forgiven. This amount was included in other income in 2018.

On July 31, 2014, we acquired HCHC Holdings, Inc. (“HCHC”), the parent company of Highland. At December 31, 2017, approximately $6,738 of HCHC Acquisition Inc.'s (as successor in interest to HCHC) 10% promissory notes due February 26, 2019 remained outstanding. Accrued interest on the promissory notes was payable quarterly. In July 2018, HCHC prepaid the promissory notes, including accrued interest.

On October 15, 2014, we acquired all of the issued and outstanding capital stock of KMS. At the closing of the acquisition, we paid approximately $24,000, consisting of $11,000 in cash, $8,000 principal amount of promissory notes, and 1,440,922 shares of our common stock, which was subject to certain transfer restrictions. The notes were unsecured and bore interest at 1.84% per annum and were payable in 16 equal quarterly installments. In July 2018, we prepaid the promissory notes, including accrued interest.

On January 2, 2015, we acquired SSN and issued $20,000 principal amount of secured four-year promissory notes, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest. The notes were secured by a pledge of the shares of SSN and RCC pursuant to a stock pledge agreement. In July 2018, we prepaid the promissory notes, including accrued interest.

On November 6, 2013, Securities America entered into a loan agreement (the "SA Loan Agreement") with a third-party financial institution for (i) a term loan in the aggregate principal amount of approximately $1,709 and (ii) a revolving credit facility. The term loan bore interest at 5.5%, and was re-paid in full in May 2017. Revolving loans bear interest at 5.5% per annum over a 5-year term. At December 31, 2018 and 2017, respectively, $89 and $216 were outstanding under the revolving credit facility. On April 21, 2017, the SA Loan Agreement was amended to modify the interest rate for new revolving loans to prime plus 2.25%. The SA Loan Agreement was also amended to provide for an additional term loan in the aggregate principal amount of $8,000, subject to certain conditions. This $8,000 term loan bore interest at 5.75% with a maturity date of May 1, 2020. In July 2018, Securities America prepaid the term loan, including accrued interest. On February 6, 2019, the SA Loan Agreement was amended to provide for a new term loan in the aggregate principal amount of $7,000, with interest at the rate of 5.52% per annum. Securities America began monthly payments of principal and interest under the new term loan in the amount of $212, on March 6, 2019. The term loan matures on February 6, 2022. The loans are collateralized by Securities America's assets. The SA Loan Agreement contains certain affirmative and negative covenants, including covenants regarding Securities America's client asset levels and number of financial advisors.

On August 31, 2018, as part of the consideration paid for the acquisition of KFG, an affiliate of Highland issued a promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4.00% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due on November 15, 2036. The KFG Note may be prepaid in full or in part at any time without premium or penalty. The KFG Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the KFG Note. Total interest expense on the KFG Note was $73 for the period ended December 31, 2018.

In November 2018, as part of the consideration paid for the acquisition of FSFG, Highland issued two promissory notes in the amounts of $169 and $203, bearing interest at 3.99% and 4.75%, per annum, respectively. and payable in equal monthly installments. The notes mature on October 1, 2021 and January 15, 2024, respectively.

In December 2018, as part of the consideration paid for the Share Repurchase of 50.9 million shares of our common stock, we issued $76.35 million aggregate principal amount of 7.25% Senior Notes due 2028 (the “Frost Notes”) to the Sellers. The Frost Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The Frost Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries. The Frost Notes bear interest from December 24, 2018 at the rate of 7.25% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2019, and at maturity. The Frost Notes mature on September 30, 2028. The Company may, at its option, at any time and from time to time, on or after September 30, 2021, redeem the Frost Notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed Frost Notes. The Frost Notes contain registration and exchange rights that require the Company, at the written request of the Sellers, to use commercially reasonable efforts to issue in exchange for the Frost Notes a new series of notes under the Company’s existing Indenture, dated as of November 21, 2017, as amended and supplemented from time to time, on substantially the same terms as the Company’s outstanding 7.25% Senior Notes due 2028, which have substantially the same terms as the Frost Notes.

Stock Repurchases

In March 2007, October 2011, November 2014 and November 2016, our board of directors authorized in the aggregate the repurchase of up to 27,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. Since inception through December 31, 2018, 25,184,105 shares of common stock have been repurchased for $66,116 under the program, including 5,833,890 shares repurchased for $16,705 in 2018. On December 24, 2018, we entered into the Repurchase Agreement with our former principal shareholder, Dr. Frost, and an affiliated entity, under which we repurchased 50,900,000 shares of our common stock in a private transaction at a price of $2.50 per share. We funded this share repurchase with $50,900 in cash on hand and by issuing $76,350 aggregate principal amount of Frost Notes to the Sellers.

In the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan, and may adopt similar plans periodically in the future, to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods.

Lease Agreements

At December 31, 2018, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $67,690 through January 2032, exclusive of escalation charges.

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

See Note 15, "Off-Balance-Sheet Risk and Concentration of Credit Risk," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2018 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases(1)	$67,690	$8,341	$16,084	$11,980	$31,285
Deferred compensation plan(2)	21,546	3,851	2,813	1,325	13,557
Notes payable under subsidiary's revolver with bank (3)	92	77	15	—	—
Note payable under subsidiary's term loan with bank (4)	7,620	2,117	5,080	423	—
Notes payable to Kestler Financial Group's former shareholders (5)	8,534	854	1,377	845	5,458
Notes payable to Four Seasons Financial Group's former shareholders (6)	1,292	554	647	88	3
6.5% Senior Notes (7)	130,805	5,383	10,765	10,765	103,892
7% Senior Notes (8)	70,547	2,976	5,953	5,953	55,665
7.25% Senior Notes (9)	102,413	4,350	8,700	8,700	80,663
7.25% Phillip Frost Note (10)	8,534	362	725	725	6,722
7.25% Frost Nevada Trust Note (11)	121,786	5,173	10,346	10,346	95,921
Total	$540,859	$34,038	$62,505	$51,150	$393,166

(1)
Includes lease obligation of approximately $24,000 related to a twelve-year lease for a new office building to be built for Securities America. This lease obligation commences upon the completion of the construction of such building, which is currently estimated to occur in 2020. See Note 14, "Commitments and Contingencies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(2)	See Note 11, "Deferred Compensation Plan," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(3)
Notes bear interest at 5.5% per annum and are payable in 58 and 60 monthly installments. See Note 13, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(4)
On February 6, 2019, Securities America Financial Corporation entered into an amendment to its loan agreement with a third-party financial institution to provide for a term loan in the aggregate principal amount of $7,000. Note bears interest at 5.52% per annum and is payable in 36 monthly installments. See Note 13, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(5)
Notes bear interest at 4% per annum and mature on November 15, 2036. Includes annual cash payments to be made on each anniversary of the closing date for the next three years. See Note 13, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(6)
Notes bear interest at 3.99% and 4.75% per annum and mature on October 1, 2021 and January 15, 2024, respectively. Includes annual cash payments to be made on each anniversary of the closing date for the next two years. See Note 13, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(7)
Senior notes bear interest at 6.5% per annum and mature on November 30, 2027. Interest will be paid quarterly in arrears. See Note 13, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(8)
Senior notes bear interest at 7% per annum and mature on May 31, 2028. Interest will be paid quarterly in arrears. See Note 13, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(9)
Senior notes bear interest at 7.25% per annum and mature on September 30, 2028. Interest will be paid quarterly in arrears. See Note 13, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(10)
Note bears interest at 7.25% per annum and matures on September 30, 2028. Interest will be paid quarterly in arrears. See Note 13, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(11)
Note bears interest at 7.25% per annum and matures on September 30, 2028. Interest will be paid quarterly in arrears. See Note 13, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

Interest Rate Risk

We offer our advisors and their clients cash sweep vehicles that are interest rate sensitive. Clients earn interest on balances in cash sweep accounts, and we earn service fee revenue. Our fees from our cash sweep programs are sensitive to prevailing interest rates. We attempt to mitigate interest rate risk and strive to create a net interest margin that is relatively stable and predictable over a wide range of interest rates by structuring the mix of funds indexed to the effective federal funds rate and term swap rates. Changes in interest rates and fees and our hedge profile for our cash sweep programs are monitored by our FDIC Sweep Steering Committee. In addition, an analysis of our service fee revenue from our cash sweep programs based on various changes in interest rates is periodically presented to our Board of Directors.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information in Item 7 under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 14, 2019, beginning on page F-1 of this report which are incorporated by reference in this Item 8.

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2018.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2018 as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

Except as set forth, below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the year ended December 31, 2018, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a modified retrospective basis effective January 1, 2018.

Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ladenburg Thalmann Financial Services Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ladenburg Thalmann Financial Services Inc.'s (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 14, 2019

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1):  Index to 2018 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 14, 2019, appear beginning on page F-1 of this report.

(a)(2):  Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3):  Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
2.1	Asset Purchase Agreement, dated as of August 31, 2018, by and among Kestler Financial Group, Inc., Jason A. Kestler and Ladenburg Thalmann Annuity Insurance Services LLC.	FF	2.1
2.2	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	K	2.1
3.1	Articles of Incorporation.	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999.	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006.	C	3.1
3.4	Articles of Amendment to the Articles of Incorporation, dated May 9, 2013.	N	3.1
3.5	Articles of Amendment to the Articles of Incorporation, dated May 21, 2013.	O	3.6
3.6	Articles of Amendment to the Articles of Incorporation, dated June 20, 2013.	P	3.1
3.7	Articles of Amendment to the Articles of Incorporation, dated June 9, 2014.	Q	3.1
3.8	Articles of Amendment to the Articles of Incorporation, dated June 25, 2014.	S	3.1
3.9	Articles of Amendment to the Articles of Incorporation, dated November 20, 2014.	T	3.1
3.10	Articles of Amendment to the Articles of Incorporation, dated May 20, 2015.	W	3.1
3.11	Articles of Amendment to the Articles of Incorporation, dated May 18, 2016.	Y	3.1
3.12	Articles of Amendment to the Articles of Incorporation, dated May 18, 2017.	Z	3.1
3.13	Amended and Restated Bylaws.	D	3.2
4.1	Form of common stock certificate.	A	4.1
4.2	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate.	O	4.1

4.3	Indenture, dated as of November 21, 2017, between the Company and U.S. Bank National Association, as Trustee.	BB	4.1
4.4	First Supplemental Indenture, dated as of November 21, 2017, between the Company and U.S. Bank National Association, as Trustee.	BB	4.2
4.5	Form of 6.50% Senior Note due 2027 (included as Exhibit A to Exhibit 4.6 above).	BB	4.2
4.6	Promissory Note, dated as of August 31, 2018, issued by Ladenburg Thalmann Annuity Insurance Services LLC to Kestler Financial Group, Inc.	FF	4.1
4.7	Second Supplemental Indenture, dated as of May 30, 2018, between the Company and U.S. Bank National Association, as Trustee.	GG	4.1
4.8	Form of 7.00% Senior Note due 2028 (included as Exhibit A to Exhibit 4.7 above).	GG	4.2
4.9	Third Supplemental Indenture, dated as of August 16, 2018, between the Company and U.S. Bank National Association, as Trustee.	HH	4.1
4.10	Form of 7.25% Senior Note due 2028 (included as Exhibit A to Exhibit 4.9 above).	HH	4.2
4.11	Form of 7.25% Senior Note due 2028 issued to Phillip Frost, M.D. and Frost Nevada Investments Trust.	II	4.1
10.1	Amended and Restated 1999 Performance Equity Plan.*	E	4.1
10.2	Ladenburg Thalmann Financial Services Inc. Amended and Restated 2009 Incentive Compensation Plan.*	R	Exhibit A
10.3	Ladenburg Thalmann Financial Services Inc. Amended and Restated Qualified Employee Stock Purchase Plan.*	F	Appendix A
10.4	Office Lease dated March 30, 2007 between Ladenburg Thalmann & Co., Inc. and Frost Real Estate Holdings, LLC.	G	10.1
10.5	Amendment and Lease Extension Agreement, dated as of March 8, 2013, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	M	10.1
10.6	3rd Amendment and Lease Extension Agreement, dated as of March 1, 2018, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	EE	10.1
10.7	Letter Agreement, dated February 26, 2014, between the Company and Vector Group Ltd.	H	10.1
10.8	Employment Agreement, dated as of January 20, 2015, between the Company and Mark Zeitchick.*	U	10.2
10.9	Employment Agreement, dated as of January 20, 2015, between the Company and Richard Lampen.*	U	10.1
10.10	Employment Letter, dated as of January 30, 2013, by and between the Company and Joseph Giovanniello, Jr. *	L	10.1
10.11	Employment Letter, dated as of February 8, 2008, between the Company and Brett Kaufman.*	I	10.1
10.12	Employment Agreement, dated as of January 16, 2018, between the Company and Adam Malamed.*	CC	10.1
10.13	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	J	10.1
10.14	Credit Agreement, dated as of November 8, 2017, by and between the Company and Frost Gamma Investments Trust, including the form of note thereto.	AA	10.1

10.15	Equity Distribution Agreement, dated May 22, 2017, between the Company and Jefferies LLC, as representative of the Sales Agents listed on Schedule I thereto.	Z	1.1
10.16	Form of Restricted Stock Award Agreement.*	V	10.4
10.17	Amendment and Lease Extension Agreement, dated as of February 22, 2016, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	X	10.1
10.18	Note Distribution Agreement, dated as of February 15, 2018, between the Company and Ladenburg Thalmann & Co. Inc., as representative of the agents named therein.	DD	1.1
10.19	Forgivable Loan Termination Agreement, dated as of May 8, 2018, between the Company and National Financial Services LLC.	JJ	10.4
10.20	Equity Distribution Agreement, dated June 11, 2018, between the Company, Ladenburg Thalmann & Co. Inc. and Barrington Research Associates, Inc.	KK	1.1
10.21	Note Distribution Agreement, dated as of June 22, 2018, between the Company and Ladenburg Thalmann & Co. Inc., as representative of the sales agents named therein.	LL	1.1
10.22	Agreement, dated December 24, 2018, by and among the Company, Phillip Frost M.D. and Frost Nevada Investments Trust.	II	10.1
10.23	Letter Agreement, dated December 24, 2018, by and between the Company and Frost Gamma Investments Trust.	II	10.2
21	List of Subsidiaries	**	—
23.1	Consent of EisnerAmper LLP	**	—
24	Power of Attorney	***	—

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
101.INS	XBRL Instance Document	**	—
101.SCH	XBRL Taxonomy Extension Schema	**	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	**	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**	—

*	Management Compensation Contract

**	Filed herewith

***	Contained on the signature page hereto

****	Furnished herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Registration statement on Form S-8 (File No. 333-139254).

F.	Definitive proxy statement filed with the SEC on August 27, 2012 relating to the annual meeting of shareholders held on September 28, 2012.

G.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

H.	Current report on Form 8-K, dated February 26, 2014 and filed with the SEC on February 28, 2014.

I.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

J.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.

K.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.

L.	Current report on Form 8-K, dated January 30, 2013 and filed with the SEC on February 4, 2013.

M.	Current report on Form 8-K, dated March 8, 2013 and filed with the SEC on March 8, 2013.

N.	Current report on Form 8-K, dated May 9, 2013 and filed with the SEC on May 15, 2013.

O.	Registration statement on Form 8-A, filed with the SEC on May 24, 2013.

P.	Current report on Form 8-K, dated June 24, 2013 and filed with the SEC on June 25, 2013.

Q.	Current report on Form 8-K, dated June 12, 2014 and filed with the SEC on June 13, 2014.

R.	Definitive proxy statement filed with the SEC on May 19, 2014 relating to the annual meeting of shareholders held on June 25, 2014.

S.	Current report on Form 8-K, dated June 25, 2014 and filed with the SEC on June 27, 2014.

T.	Current report on Form 8-K, dated November 21, 2014 and filed with the SEC on November 21, 2014.

U.	Current report on Form 8-K, dated January 20, 2015 and filed with the SEC on January 23, 2015.

V.	Quarterly report on Form 10-Q for the quarter ended March 31, 2015.

W.	Current report on Form 8-K, dated May 22, 2015 and filed with the SEC on May 22, 2015.

X.	Current report on Form 8-K, dated February 22, 2016 and filed with the SEC on February 26, 2016.

Y.	Current report on Form 8-K, dated May 18, 2016 and filed with the SEC on May 20, 2016.

Z.	Current report on Form 8-K, dated May 22, 2017 and filed with the SEC on May 22, 2017.

AA.	Current report on Form 8-K, dated November 8, 2017 and filed with the SEC on November 9, 2017.

BB.	Current report on Form 8-K, dated November 21, 2017 and filed with the SEC on November 21, 2017.

CC.	Current report on Form 8-K, dated January 16, 2018 and filed with the SEC on January 22, 2018.

DD.	Current report on Form 8-K, dated February 15, 2018 and filed with the SEC on February 16, 2018.

EE.	Current report on Form 8-K, dated February 28, 2018 and filed with the SEC on March 6, 2018.

FF.	Current report on Form 8-K, dated August 31, 2018 and filed with the SEC on September 7, 2018.

GG.	Current report on Form 8-K, dated May 30, 2018 and filed with the SEC on May 30, 2018.

HH.	Current report on Form 8-K, dated August 16, 2018 and filed with the SEC on August 16, 2018.

II.	Current report on Form 8-K, dated December 24, 2018 and filed with the SEC on December 26, 2018.

JJ.	Quarterly report on Form 10-Q for the quarter ended March 31, 2018.

KK.	Current report on Form 8-K, dated June 8, 2018 and filed with the SEC on June 12, 2018.

LL.	Current report on Form 8-K, dated June 22, 2018 and filed with the SEC on June 22, 2018.

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)
Dated: March 15, 2019
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2019.

Signatures	Title
/s/ Richard J. Lampen Richard J. Lampen	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Brett H. Kaufman Brett H. Kaufman	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Henry C. Beinstein Henry C. Beinstein	Director
/s/ Glenn C. Davis Glenn C. Davis	Director
/s/ Brian S. Genson Brian S. Genson	Director
/s/ Dr. Richard M. Krasno Dr. Richard M. Krasno	Director
/s/ Michael S. Liebowitz Michael S. Liebowitz	Director
/s/ Howard M. Lorber Howard M. Lorber	Director
/s/ Adam Malamed Adam Malamed	Director
/s/ Jacqueline M. Simkin Jacqueline M. Simkin	Director
/s/ Mark Zeitchick Mark Zeitchick	Director

LADENBURG THALMANN FINANCIAL SERVICES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

ITEMS 8 and 15(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ladenburg Thalmann Financial Services Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2019 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 4 to the financial statements, the Company has changed its method of accounting for Revenue in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 14, 2019

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS

Cash and cash equivalents	$182,693	$172,103
Securities owned, at fair value	10,923	3,881
Receivables from clearing brokers	24,068	48,543
Receivables from other broker-dealers	7,078	2,822
Notes receivable from financial advisors, net	5,809	47,369
Other receivables, net	133,242	60,707
Fixed assets, net	29,994	23,621
Restricted assets	6,588	760
Intangible assets, net	73,064	103,611
Goodwill	126,079	124,210
Contract acquisition costs, net	80,726	—
Cash surrender value of life insurance	11,406	12,711
Income taxes receivable	2,156	—
Other assets	47,078	31,687

Total assets	$740,904	$632,025

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$2,575	$231
Accrued compensation	39,192	33,343
Commissions and fees payable	105,306	67,221
Accounts payable and accrued liabilities	48,813	40,478
Deferred rent	2,956	2,151
Deferred income taxes	14,068	2,968
Deferred compensation liability	20,622	18,161
Accrued interest	123	232
Notes payable, net of unamortized discount of $6,372 and $424 in 2018 and 2017, respectively, and net of debt issuance costs of $7,086 and $3,412 in 2018 and 2017 respectively.	254,072	96,849
Total liabilities	487,727	261,634

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 50,000,000 shares: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2018 and 2017; shares issued and outstanding 17,012,075 in 2018 and 2017 (liquidation preference $425,302 in 2018 and 2017)	2	2
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2018 and 2017; shares issued and outstanding, 146,535,796 in 2018 and 198,583,941 in 2017	14	20
Additional paid-in capital	344,356	520,135
Accumulated deficit	(91,246)	(149,778)

Total shareholders’ equity of the Company	253,126	370,379

Noncontrolling interest	51	12

Total shareholders' equity	253,177	370,391

Total liabilities and shareholders' equity	$740,904	$632,025
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Commissions	$696,331	$536,028	$510,023
Advisory fees	474,423	560,930	464,136
Investment banking	56,256	46,453	25,453
Principal transactions	(328)	857	751
Interest and dividends	4,971	2,550	2,879
Service fees	119,430	85,330	71,515
Other income	40,053	36,004	32,196
Total revenues	1,391,136	1,268,152	1,106,953
Expenses:
Commissions and fees	976,596	928,430	818,000
Compensation and benefits	194,045	171,344	152,592
Non-cash compensation	5,882	5,539	5,311
Brokerage, communication and clearance fees	16,088	18,124	15,719
Rent and occupancy, net of sublease revenue	9,977	9,356	9,673
Professional services	21,927	19,588	14,126
Interest	10,796	2,710	4,262
Depreciation and amortization	24,039	28,835	28,334
Acquisition-related expenses	1,010	3,469	1,357
Amortization of retention and forgivable loans	417	7,396	5,472
Amortization of contract acquisition costs	9,671	—	—
Other	73,285	72,200	64,177
Total expenses	1,343,733	1,266,991	1,119,023
Income (loss) before item shown below	47,403	1,161	(12,070)
Change in fair value of contingent consideration	(238)	19	(216)
Income (loss) before income taxes	47,165	1,180	(12,286)
Income tax expense (benefit)	13,379	(6,502)	10,025
Net income (loss)	33,786	7,682	(22,311)
Net income (loss) attributable to noncontrolling interest	28	(15)	(42)
Net income (loss) attributable to the Company	$33,758	$7,697	$(22,269)
Dividends declared on preferred stock	(34,031)	(32,482)	(30,438)
Net loss available to common shareholders	$(273)	$(24,785)	$(52,707)
Net loss per share available to common shareholders (basic)	$(0.00)	$(0.13)	$(0.29)
Net loss per share available to common shareholders (diluted)	$(0.00)	$(0.13)	$(0.29)

Weighted average common shares used in computation of per share data:
Basic	194,562,916	193,064,550	182,987,850
Diluted	194,562,916	193,064,550	182,987,850

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY - (Continued)
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance - December 31, 2017	17,012,075	$2	198,583,941	$20	$520,135	$(149,778)	$12	$370,391
Cumulative effect of adoption of ASC 606 (See Note 4)						24,774	11	24,785
Balance - January 1, 2018	17,012,075	$2	198,583,941	$20	$520,135	$(125,004)	$23	$395,176
Issuance of common stock under employee stock purchase plan	—	—	161,968	—	453	—	—	453
Exercise of stock options (net of 1,194,324 shares tendered in payment of exercise price)	—	—	3,199,511	—	3,813	—	—	3,813
Stock-based compensation granted to consultants and independent financial advisors	—	—	—	—	34	—	—	34
Stock-based compensation to employees	—	—	—	—	5,848	—	—	5,848
Issuance of restricted stock	—	—	2,172,000	—	—	—	—	—
Restricted stock forfeitures	—	—	(106,250)	—	—	—	—	—
Repurchase and retirement of common stock, including 522,190 shares surrendered for tax withholdings and 19,294 shares tendered in payment of exercise price	—	—	(57,475,374)	(6)	(139,829)	—	—	(139,835)
Repurchase of option award for cash	—	—	—	—	(3,000)	—	—	(3,000)
Preferred stock issued, net of underwriting discount and expense of $273	—	—	—	—	(273)	—	—	(273)
Preferred stock dividends declared and paid	—	—	—	—	(34,031)	—	—	(34,031)
Commons stock dividends declared and paid	—	—	—	—	(8,794)	—	—	(8,794)
Net income	—	—	—	—	—	33,758	28	33,786
Balance - December 31, 2018	17,012,075	$2	146,535,796	$14	$344,356	$(91,246)	$51	$253,177

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income (loss)	$33,786	$7,682	$(22,311)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Change in fair value of contingent consideration	238	(19)	216
Adjustment to deferred rent	805	387	213
Amortization of intangible assets	15,578	21,327	20,703
Depreciation and other amortization	8,461	7,508	7,631
Amortization of debt discount	432	449	620
Amortization of debt issue cost	591	41	253
Amortization of retention and forgivable loans	417	7,396	5,472
Amortization of contract acquisition costs	9,671	—	—
Deferred income taxes	8,130	(7,662)	9,096
Benefit attributable to reduction of goodwill	541	—	—
Non-cash interest expense on forgivable loan	—	24	43
Gain on forgiveness of accrued interest under forgivable loans	(79)	(295)	(408)
Gain on forgiveness of principal of note payable under forgivable loans	(2,143)	(2,143)	(2,143)
Non-cash compensation expense	5,882	5,539	5,311
Loss on write-off of furniture, fixtures and leasehold improvements, net	26	21	1

(Increase) decrease in operating assets:
Securities owned, at fair value	(7,042)	(338)	536
Receivables from clearing brokers	24,475	(7,051)	2,974
Receivables from other broker-dealers	(4,256)	(1,969)	1,297
Other receivables, net	(13,886)	(6,073)	(6,070)
Contract acquisition costs, net	(29,057)	—	—
Notes receivable from financial advisors, net	577	(21,563)	(11,116)
Cash surrender value of life insurance	1,305	(2,501)	(963)
Income taxes receivable	(2,156)	—	—
Other assets	(15,366)	219	1,191

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	2,344	(151)	144
Accrued compensation	5,959	7,044	(2,816)
Accrued interest	(30)	222	(177)
Commissions and fees payable	8,690	6,627	599
Deferred compensation liability	2,461	914	36
Accounts payable and accrued liabilities	7,018	580	3,914
Net cash provided by operating activities	63,372	16,215	14,246

Cash flows from investing activities:
Acquisition of Kestler Financial Group, net of cash received	(2,850)	—	—
Acquisition of Four Seasons Financial Group, net of cash received	(450)	—	—
Other business acquisitions	—	(179)	(4,097)
Purchases of fixed assets	(14,502)	(9,896)	(7,132)
Purchase of intangible assets	(6)	—	—
Net cash used in investing activities	(17,808)	(10,075)	(11,229)

Cash flows from financing activities:
Issuance of Series A preferred stock	(273)	28,095	27,580
Issuance of common stock	4,266	9,066	3,061
Series A preferred stock dividends paid	(34,031)	(32,482)	(30,438)
Common stock dividends paid	(8,794)	(3,880)	—
Repurchases and retirement of common stock	(69,746)	(5,293)	(14,749)
Repurchase of stock option award for cash	(3,000)	(850)	—
Additional issuance costs related to SSN notes	—	(40)	—
Issuance of senior notes	104,375	73,197	—
Borrowings on term loan	—	8,000	—
Principal repayments on notes payable	(15,253)	(7,039)	(7,516)
Principal repayments under a revolving credit facility, net	—	—	(114)
Bank loan and revolver repayments	(6,690)	(1,992)	(628)
Third party investment in subsidiary	—	—	40
Net cash (used in) provided by financing activities	(29,146)	66,782	(22,764)
Net increase (decrease) in cash and cash equivalents	16,418	72,922	(19,747)
Cash and cash equivalents including restricted cash, beginning of period	172,863	99,941	119,688
Cash and equivalents at end of period:
Cash and cash equivalents	$182,693	$172,103	$98,930
Restricted cash	6,588	760	1,011
Cash and cash equivalents including restricted cash, end of period	$189,281	$172,863	$99,941

Supplemental cash flow information:
Interest paid	$9,870	$1,974	$3,523
Taxes paid	6,956	1,487	1,036

Acquisition of Wall Street Financial Group:
Assets acquired	$—	$—	$3,468
Payable to seller	—	—	(2,276)
Net cash paid in acquisition	$—	$—	$1,192
Acquisition of Foothill Securities Inc.:
Assets acquired	$—	$—	$5,571
Payable to seller	—	(179)	(2,666)
Net cash paid in acquisition	$—	$(179)	$2,905
Acquisition of Kestler Financial Group:
Assets acquired	$9,093	$—	$—
Liabilities assumed	(793)	—	—
Net assets acquired	8,300	—	—
Promissory note	(5,450)	—	—
Net cash paid in acquisition	$2,850	$—	$—
Acquisition of Four Seasons Financial Group:
Assets acquired	$2,345	$—	$—
Liabilities assumed	(1,523)	—	—
Net assets acquired	822	—	—
Promissory note	(372)	—	—
Net cash paid in acquisition	$450	$—	$—
Non-cash financing activities:
Issuance of 7.25% notes for repurchase of common stock	$76,350	$—	$—
Cancellation of promissory notes as consideration for exercise price of warrants	$—	$—	$17,976

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.    Description of Business

Ladenburg Thalmann Financial Services Inc. (the “Company” or "LTS") is a holding company. Its principal operating subsidiaries are Securities America (“Securities America”), Triad Advisors (“Triad”), Securities Service Network (“SSN”), Investacorp (“Investacorp”), KMS Financial Services (“KMS”), Ladenburg Thalmann & Co. (“Ladenburg”), Ladenburg Thalmann Asset Management (“LTAM”), Premier Trust ("Premier Trust"), and Highland Capital Brokerage (“Highland”).

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

Highland is an independent insurance broker that delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers. Highland provides specialized point-of-sale support along with advanced marketing and estate and business planning techniques, delivering customized insurance solutions to both institutional clients and independent producers. Highland also provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

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

Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2018 and 2017 consist of money market funds which are carried at fair value of $122,210 and $30,030, respectively. Fair value is based on quoted prices in active markets (Level 1).

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

Commissions are also earned on the sale of insurance policies. Commissions are generally paid each year as long as the client continues to use the product. Commissions paid by insurance carriers are based on a percentage of the premium that the insurance carrier charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, renewal commissions are received for a period following the first year, if the policy remains in force. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Commissions earned on renewal premiums are considered variable consideration and, at the time of the initial sale of a policy, the Company must estimate the variable consideration (future renewal commissions) and determine the transaction price as the undiscounted sum of expected future renewal commissions to be received from the insurance carriers. Therefore, the transaction price includes the first-year fixed commission and the variable consideration for the trailing commissions.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Advisory fee revenue represents fees charged by registered investment advisors to their clients based upon the value of client assets under management. Advisory fees are recorded as earned over time as the services are performed. Since advisory fees are based on assets under management, significant changes in the fair value of these assets will have an impact on the fees earned in future periods. Incentive fees are also earned based upon the performance of investment funds and accounts.

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

Service fees and other income principally includes amounts charged to independent financial advisors for processing of securities trades and for providing administrative and compliance services, fees earned for arranging the cash sweep programs between the customers and third-party banks, conference revenues and also marketing allowances earned from product sponsor programs. All such amounts are recorded as earned.

As a result of adopting ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018, the Company amended its accounting policies on the recognition and presentation of certain revenues and related expenses. See heading “New Accounting Standards Adopted" in Note 2 and Note 4 for further information.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. See Note 8.

Goodwill

Goodwill, which was recorded in connection with acquisitions of subsidiaries (see Notes 3 and 9), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon forecasted future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step quantitative impairment test.

New Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations.

On January 1, 2018, the Company adopted ASU 2014-09 and all related amendments ("ASC 606") and applied its provisions to all uncompleted contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to increase the opening balance of retained earnings by $24,774. The comparative information for prior periods has not been adjusted and continues to be reported under the accounting standards in effect for those periods. See Note 4 for further information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. On January 1, 2018, the Company adopted ASU 2016-01. The adoption of ASU 2016-01 was effective January 1, 2018 and did not have any impact on the Company's consolidated financial statements.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Accounting Standards Issued, But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. The Company adopted the provisions of this guidance on January 1, 2019 using an optional transition method with a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption without restating the 2018 and 2017 financial statements for comparable amounts. The Company's current lease arrangements expire through 2032.

The Company will elect to utilize the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off the Company’s Consolidated Statements of Financial Condition and will result in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

On adoption, the Company currently expects to recognize right-of-use assets and corresponding lease liabilities ranging from approximately $35,000 to $40,000 on the Company's consolidated statements of financial condition for its leases, with terms greater than twelve months. Adoption of the standard will not materially impact the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

The Company does not believe the new standard will have a material impact on its liquidity and does not believe it will have an impact on the Company’s debt-covenant compliance under its current debt agreements. These expectations may change as the Company's assessment is finalized.

The Company is in the process of evaluating changes to its business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, the Company is continuing to assess any incremental disclosures that will be required in the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends the requirement on the measurement and recognition of expected credit losses for financial assets held.  The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, but not earlier than annual and interim periods beginning after December 15, 2018. This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and applies prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The Company has not elected to early adopt ASU 2017-04. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

3.    Acquisitions

Wall Street Financial Group

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

Foothill Securities, Inc.

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

Kestler Financial Group, Inc.

In August 2018, an affiliate of Highland purchased certain assets of the insurance distribution business operated by Kestler Financial Group, Inc. (“KFG”), an independent insurance and annuity distribution company, located in Leesburg, Virginia. This asset purchase was deemed to be an asset acquisition. Under the terms of an asset purchase agreement, an affiliate of Highland purchased certain KFG assets, including the rights to the "Kestler Financial Group" name and brand. In October 2018, Securities America purchased certain assets of the brokerage business operated by KFG.

The consideration for the KFG insurance distribution transaction was $7,926, consisting of cash of $1,683 paid at closing, a $165 cash payment to be made on the first anniversary of the closing date, a promissory note in the original principal amount of $5,450, contingent consideration having a fair value of $619 for which a liability was recognized based on estimated acquisition-date fair value of the potential earn-out and additional liabilities of $9.

The consideration for the KFG brokerage business transaction, which closed in October 2018, was $1,167, consisting of cash of $537 paid at closing (including $271 of reimbursable expenses), a $266 cash payment to be made on each anniversary of the closing date for the next three years having a fair value of $630 and contingent consideration having a fair value of $0.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

The liability was valued using an income-based approach of the earn-out’s probability-weighted expected payout using three earn-out scenarios. The measurement of the earn-out, which relates to a five year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price for the KFG transaction was allocated $7,083 to identifiable intangibles and other assets and $2,010 to goodwill.

Four Seasons Financial Group, Inc.

In November 2018, Highland purchased certain assets of Four Seasons Financial Group, Inc. (“FSFG”), a wholesale insurance distribution business located in Marlton, New Jersey. The consideration for the FSFG transaction was $2,345, consisting of cash of $450 paid at closing, a $450 cash payment to be made on each anniversary of the closing date for the two years after closing, promissory notes in the original principal amount of $372 and contingent consideration having a fair value of $622.

The liability was valued using an income-based approach of the earn-out’s probability-weighted expected payout using four earn-out scenarios. The measurement of the earn-out, which relates to a five year period, is based on unobservable inputs (Level 3) and reflects the Company’s own assumptions. The purchase price for the FSFG transaction was allocated (preliminary) $1,945 to identifiable intangibles and other assets and $400 to goodwill.

Results of operations relating to KFG, FSFG, Wall Street and Foothill which are included in the accompanying consolidated statements of operations from their respective date of acquisition, were not material. Also, based on materiality, pro-forma results were not presented.

4. Revenue from Contracts with Customers

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

Performance Obligations

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services. Revenues are also analyzed to determine whether the Company acts as the principal (i.e. reports revenue on a gross basis) or agent (i.e. reports revenue on a net basis) in the arrangement with the customer. Principal or agent designations depend primarily on the control an entity has over the product or service before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price.

The following provides detailed information on the recognition of the Company's revenue from contracts with customers:

Broker-Dealer Commissions

The Company’s broker-dealer subsidiaries earn commissions by executing client transactions in stocks, mutual funds, variable annuities and other financial products and services as well as from trailing commissions which are variable. Commissions revenue is recognized at the point of sale on the trade date when the performance obligation is satisfied. Commissions revenue is paid on settlement date, which is generally two business days after trade date for equities securities and corporate bond transactions and one business day for government securities and commodities transactions. The Company records a receivable on the trade date and receives a payment on settlement date. For trailing commissions, the performance obligation is satisfied at the time of the execution of the investments but the amount to be received for trailing commissions is uncertain, as it is dependent on the value of the investments at future points in time as well as the length of time the investor holds the investments, both of which are highly susceptible to variable factors outside the Company's influence.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

The Company does not believe that it can overcome this constraint until the market value of the investment and the investor activities are known, which are usually monthly or quarterly. The Company's Consolidated Statements of Operations reflects trailing commissions for services performed and performance obligations satisfied in previous periods and are recognized in the period that the constraint is overcome, when clients' investment holdings and their market values become known.

The Company's broker-dealer subsidiaries act as principal in satisfying the performance obligations that generate commissions revenue and maintain relationships with the product sponsors. The Company's independent financial advisors assist the Company in performing its obligations. Accordingly, broker-dealer commissions revenue are presented on a gross basis.

Insurance Commissions

The Company’s performance obligation with respect to each contract with its customer, the insurance carriers, is the sale of the insurance policies to clients. Insurance commissions revenue is received from insurance carriers and includes an initial up-front (first year) commission as well as annual trailing commission payments for each policy renewal. Commissions on insurance renewal premiums are considered variable consideration.

ASC 606 requires that, at the time of the initial sale of a policy, the Company must estimate the variable consideration (future renewal commissions) and determine the transaction price as the undiscounted sum of expected future renewal commissions to be received from the insurance carriers.

Therefore, the transaction price includes the first-year fixed commission and the variable consideration for the trailing commissions, estimated using the expected value method and a portfolio approach. Previously, the Company recognized trailing commissions as payment was received. The Company also estimates a reduction of the transaction price for possible future chargebacks from the carriers. The Company acts as principal in its relationship with the insurance carriers and receives commissions revenue for the sale of insurance products for the insurance carriers. The Company's financial advisors assist the Company in performing its obligations and act as an agent for the Company. Accordingly, the Company presents the first-year and trailing commissions revenue on a gross basis when each policy is bound as an enforceable contract. Previously, the Company presented revenue on a gross or net basis depending on how payment was received.

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

As a result, the portion of the advisory fees paid to the client's independent financial advisor are classified as commissions and fees expense in the consolidated statements of operations.

Certain independent financial advisors conduct their advisory business through their own RIA firm, rather than using one of the Company's corporate RIA subsidiaries. These independent entities, or Hybrid RIAs, engage the Company for clearing, regulatory and custody services, as well as for access to investment advisory platforms. The advisory fee revenue generated by these Hybrid RIAs is earned by the independent financial advisors, and is not included in the Company's advisory fee revenues. However, the Company charges separate fees to Hybrid RIAs for technology, custody and administrative services based on the AUM within the client’s accounts. These fees are recognized on a net basis and classified as advisory fees in the consolidated statements of operations. Historically, the Company has generally recognized advisory fee revenue on a gross basis based on the fees charged by the independent financial advisors to their clients. Accordingly, the Company's reported advisory revenue and the independent financial advisors’ compensation in the Company's independent advisory and brokerage services segment is materially lower in 2018 as compared to the prior-year periods and reported advisory revenue growth may lag behind the overall growth rate of advisory assets.

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

Service Fees

Service fees primarily include (1) amounts charged to independent financial advisors for securities trades and for providing administrative and compliance services; and (2) fees earned for arranging the cash sweep programs between the customers and the third-party banks, in which customers' cash deposits in their brokerage accounts at the customers' direction are swept into interest-bearing FDIC-insured deposit accounts at various third-party banks.

The service fees charged to independent financial advisors are recognized when the Company satisfies its performance obligations.  Transaction revenues for the processing of securities trades are recognized at the point-in-time that a transaction is executed, which is generally the trade date. Fees charged to advisors for providing administrative and compliance services are either recognized at a point-in-time to over time depending on whether the service is provided at an identifiable point-in-time or if the service is provided continually over the the year. The cash sweep fees are earned and recognized over the period of the clients' participation in these programs.

Other Income

The Company receives fees from product sponsors, primarily mutual fund and annuity companies, for marketing support and sales force education and training efforts. Compensation for these performance obligations is generally calculated as a fixed fee, or as a percentage of the average annual amount of product sponsor assets held in advisors' clients' accounts, or as a percentage of new sales, or a combination. As the value of product sponsor assets held in advisor's clients' accounts is susceptible to unpredictable market changes, this revenue includes variable consideration and is constrained until the date that the fees are determinable. The Company is the principal in these arrangements as it is responsible for and determines the level of servicing and marketing support it provides to the product sponsors.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

In addition, the Company hosts certain advisor conferences that serve as training, education, sales, and marketing events, for which a fee may be charged for attendance to advisors and product sponsors.  Recognition is at a point-in-time when the conference is held and the Company satisfies its performance obligations.

Disaggregation of Revenue

In the following table, revenue is disaggregated by service line and segment:

For the Twelve Months Ended December 31, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$540,523	$11,468	$144,340	$—	$696,331
Advisory fees	467,044	7,170	—	209	474,423
Investment banking	947	56,163	—	(854)	56,256
Principal transactions	22	(524)	—	174	(328)
Interest and dividends	2,566	839	—	1,566	4,971
Service fees	116,047	2,495	—	888	119,430
Other income	33,894	483	2,787	2,889	40,053
Total revenues	$1,161,043	$78,094	$147,127	$4,872	$1,391,136

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

The following table provides information about contract assets and contract liabilities from contracts with customers. Estimated trailing commissions are included in other receivables, net while estimated expenses on trailing commissions are included in commissions and fees payable on the consolidated statements of financial condition:

	As of December 31, 2018	As of January 1, 2018 ( Adoption Date)
Contract assets - Insurance trailing commissions	$64,300	$58,786
Contract liabilities - Insurance trailing commissions	31,854	29,395

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

Increases to the contract asset were a result of $28,640 in estimated trailing commissions from new policies during the year ended December 31, 2018, respectively, while decreases were driven by $23,126 in actual commissions received during the period ended December 31, 2018, respectively. Increases to the contract liability were a result of $14,320 in estimated commission expense from new policies during the period ended December 31, 2018, respectively, while decreases were driven by $11,861 in actual commissions paid during the period ended December 31, 2018, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Costs to Obtain a Contract with a Customer

The Company capitalizes the incremental costs of obtaining a contract with a customer (independent financial advisor) if the costs (1) relate directly to an existing contract or anticipated contract, (2) generate or enhance resources that will be used to satisfy performance obligations in the future, and (3) are expected to be recovered. These costs are included in contract acquisition costs, net in the consolidated statements of financial condition and will be amortized over the estimated customer relationship period.

The Company uses an amortization method that is consistent with the pattern of transfer of goods or services to its customers. Any costs that are not incremental costs of obtaining a contract with a customer, such as costs of onboarding, training and support of independent financial advisors, would not qualify for capitalization.

The Company pays fees to third-party recruiters and bonuses to employees for recruiting independent financial advisors, and thereby bring their customers’ accounts to the Company, which generates ongoing advisory fee revenue, commissions revenue, and monthly service fee revenue to the Company.

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

The balance of contract acquisition costs, net, was $80,726 as of December 31, 2018, an increase of $19,386 compared to the adoption date of January 1, 2018. Amortization on these contract acquisition costs was $9,671 during the twelve months ended December 31, 2018. There were no impairments or changes to underlying assumptions related to contract acquisition costs, net, for the period.

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

Practical Expedients

The following practical expedients available under the modified retrospective method were applied upon adoption of ASC 606:

1.The Company applied the practical expedient outlined under ASC 606-10-65-1(h), and did not restate contracts that were completed contracts as of the date of initial application, i.e. January 1, 2018.

2.The Company applied the practical expedient outlined under ASC 606-10-65-1(f)(4) and did not separately evaluate the effects of contract modifications. Instead, we reflect the aggregate effect of all the modifications that occurred before the initial application date, i.e. January 1, 2018.

3.The Company applied the practical expedient outlined under ASC 606-10-10-4 that allows for the accounting for incremental costs of obtaining contracts at a portfolio level in order to determine the amortization period.

4.The Company applied the practical expedient outlined under ASC 340-40-25-4 and did not capitalize the incremental costs to obtain a contract if the amortization period for the asset is one year or less.

Impacts on Financial Statements on January 1, 2018

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the impacts of ASC 606 adoption on the Company’s consolidated statement of financial condition as of January 1, 2018.

The Company adjusted notes receivable from financial advisors, net by reclassifying all of its forgivable loans to contract acquisition costs, net in the consolidated statements of financial position. Previously, forgivable loans were amortized based on their legal terms, typically forgiven over periods ranging from 3 to 5 years as long as the associated independent financial advisor remained in compliance with the terms of the forgivable loan. Under ASC 606, the acquisition costs, net are amortized over the expected useful lives of the independent financial advisors’ relationship period with the Company.

The Company adjusted intangible assets, net by eliminating a portion of net intangible asset that was created through the Company’s acquisition of Highland in 2014. ASC 606 requires that, at the time of the initial sale of a policy, the Company must estimate the variable consideration (future renewal commissions) and determine the transaction price as the undiscounted sum of expected future renewal commissions to be received from the insurance carriers. As such, the Company accelerated the revenues recognized under its insurance policies and recorded an increase to other receivables, net that was offset by the partial elimination of the net intangible asset and an increase to commissions and fees payable.

During the fourth quarter of 2018, the Company determined that the deferred tax liability recorded on adoption of ASC606 with respect to Highland was overstated, and the Company made an additional retained earnings adjustment of $665 to correct this item.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Consolidated Statement of Financial Condition

	As Reported	Adjustments			Adjusted
	December 31, 2017	Investment Banking	Insurance Renewals	Costs to obtain or fulfill a contract	January 1, 2018
ASSETS	(Audited)
Cash and cash equivalents	$172,103	$—	$—	$—	$172,103
Securities owned, at fair value	3,881	—	—	—	3,881
Receivables from clearing brokers	48,543	—	—	—	48,543
Receivables from other broker-dealers	2,822	—	—	—	2,822
Notes receivable from financial advisors, net	47,369	—	—	(40,566)	6,803
Other receivables, net	60,707	(137)	58,786	—	119,356
Fixed assets, net	23,621	—	—	—	23,621
Restricted assets	760	—	—	—	760
Intangible assets, net	103,611	—	(23,645)	—	79,966
Goodwill	124,210	—	—	—	124,210
Contract acquisition costs, net	—	—	—	61,340	61,340
Cash surrender value of life insurance	12,711	—	—	—	12,711
Other assets	31,687	25	—	—	31,712
Total assets	$632,025	$(112)	$35,141	$20,774	$687,828
LIABILITIES AND SHAREHOLDERS' EQUITY
Securities sold, but not yet purchased, at fair value	$231	$—	$—	$—	$231
Accrued compensation	33,343	(110)	—	—	33,233
Commissions and fees payable	67,221	—	29,395	—	96,616
Accounts payable and accrued liabilities	40,478	(104)	—	(1,133)	39,241
Deferred rent	2,151	—	—	—	2,151
Deferred income taxes	2,968	28	1,462	1,480	5,938
Deferred compensation liability	18,161	—	—	—	18,161
Accrued interest	232	—	—	—	232
Notes payable	96,849	—	—	—	96,849
Total liabilities	$261,634	$(186)	$30,857	$347	$292,652
Commitments and contingencies
Shareholders' equity:
Preferred stock	2	—	—	—	2
Common stock	20	—	—	—	20
Additional paid-in capital	520,135	—	—	—	520,135
Accumulated deficit	(149,778)	74	4,284	20,416	(125,004)
Total shareholders' equity of the Company	370,379	74	4,284	20,416	395,153
Noncontrolling interest	12	—	—	11	23
Total shareholders' equity	370,391	74	4,284	20,427	395,176
Total liabilities and shareholders' equity	$632,025	$(112)	$35,141	$20,774	$687,828

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Impacts on Financial Statements at December 31, 2018

The following tables compare the reported consolidated statement of financial condition and statements of operations as of and for the twelve months ending December 31, 2018, to the pro-forma amounts had the previous accounting standards been in effect.

During the twelve months ended December 31, 2018, the Company's net income as reported is greater than the net income amounts without the adoption of ASC 606 due to the following: 1) the timing of revenue recognized for commissions on future renewals of insurance policies sold is accelerated, as these future commissions represent variable consideration and are required to be estimated, 2) certain costs to obtain a contract with a customer are now capitalized and have historically been recorded as a period expense, and 3) forgivable loans to independent financial advisors are now amortized over the expected useful lives of their relationship period with the Company's subsidiaries; previously these loans were amortized based on their legal terms.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Consolidated Statement of Financial Condition
	As of December 31, 2018
	As Reported	Balances without the adoption of ASC 606	Effects of Change Higher/(Lower)
ASSETS

Cash and cash equivalents	$182,693	$182,693	$—
Securities owned, at fair value	10,923	10,923	—
Receivables from clearing brokers	24,068	24,068	—
Receivables from other broker-dealers	7,078	7,078	—
Notes receivable from financial advisors, net	5,809	57,417	(51,608)
Other receivables, net	133,242	69,209	64,033
Fixed assets, net	29,994	29,994	—
Restricted assets	6,588	6,588	—
Intangible assets, net	73,064	91,454	(18,390)
Goodwill	126,079	126,079	—
Contract acquisition costs, net	80,726	—	80,726
Cash surrender value of life insurance	11,406	11,406	—
Income taxes receivable	2,156	—	2,156
Other assets	47,078	46,578	500
Total assets	$740,904	$663,487	$77,417

LIABILITIES AND SHAREHOLDERS' EQUITY

Securities sold, but not yet purchased, at market value	$2,575	$2,575	$—
Accrued compensation	39,192	39,257	(65)
Commissions and fees payable	105,306	73,452	31,854
Accounts payable and accrued liabilities	48,813	41,026	7,787
Deferred rent	2,956	2,956	—
Deferred income taxes	14,068	9,742	4,326
Deferred compensation liability	20,622	20,622	—
Accrued interest	123	123	—
Notes payable	254,072	254,072	—
Total liabilities	$487,727	$443,825	$43,902

Commitments and contingencies
Shareholders' equity:
Preferred stock	2	2	—
Common stock	14	14	—
Additional paid-in capital	344,356	344,356	—
Accumulated deficit	(91,246)	(124,750)	33,504

Total shareholders' equity of the Company	253,126	219,622	33,504

Noncontrolling interest	51	40	11

Total shareholders' equity	253,177	219,662	33,515

Total liabilities and shareholders' equity	$740,904	$663,487	$77,417

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Consolidated Statement of Operations

	Twelve Months Ended December 31, 2018
	As Reported	Amounts without the adoption of ASC 606	Effects of Change Higher/(Lower)
Revenues:
Commissions	$696,331	$609,400	$86,931
Advisory fees	474,423	695,094	(220,671)
Investment banking	56,256	51,335	4,921
Principal transactions	(328)	(346)	18
Interest and dividends	4,971	4,964	7
Service fees	119,430	119,430	—
Other income	40,053	40,147	(94)
Total revenues	1,391,136	1,520,024	(128,888)
Expenses:
Commissions and fees	976,596	1,113,389	(136,793)
Compensation and benefits	194,045	195,433	(1,388)
Non-cash compensation	5,882	5,882	—
Brokerage, communication and clearance fees	16,088	15,525	563
Rent and occupancy, net of sublease revenue	9,977	9,977	—
Professional services	21,927	20,022	1,905
Interest	10,796	10,756	40
Depreciation and amortization	24,039	29,294	(5,255)
Acquisition-related expenses	1,010	1,010	—
Amortization of retention and forgivable loans	417	13,890	(13,473)
Amortization of contract acquisition costs	9,671	—	9,671
Other	73,285	73,805	(520)
Total expenses	1,343,733	1,488,983	(145,250)
Income before item shown below	47,403	31,041	16,362
Change in fair value of contingent consideration	(238)	(238)	—
Income before income taxes	47,165	30,803	16,362
Income tax expense	13,379	5,745	7,634
Net income	33,786	25,058	8,728
Net income attributable to noncontrolling interest	28	28	—
Net income attributable to the Company	$33,758	$25,030	$8,728
Dividends declared on preferred stock	(34,031)	(34,031)	—
Net loss available to common shareholders	$(273)	$(9,001)	$8,728
Net loss per share available to common shareholders (basic)	$(0.00)	$(0.05)	$0.05
Net loss per share available to common shareholders (diluted)	$(0.00)	$(0.05)	$0.05
Weighted average common shares used in computation of per share data:
Basic	194,562,916	194,562,916	—
Diluted	194,562,916	194,562,916	—

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

The following tables present the carrying values and estimated fair values at December 31, 2018 and December 31, 2017 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	December 31, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$182,693	$182,693	$—	$182,693
Receivables from clearing brokers	24,068	—	24,068	24,068
Receivables from other broker-dealers	7,078	—	7,078	7,078
Notes receivables, net (1)	5,809	—	5,809	5,809
Other receivables, net	133,242	—	133,242	133,242
	$352,890	$182,693	$170,197	$352,890

Liabilities
Accrued compensation	$39,192	$—	$39,192	$39,192
Commissions and fees payable	105,306	—	105,306	105,306
Accounts payable and accrued liabilities (2)	46,583	—	46,583	46,583
Accrued interest	123	—	123	123
Notes payable, net (3)	254,072	—	266,844	266,844
	$445,276	$—	$458,048	$458,048

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,230.
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
The following tables present the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017:

	December 31, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$426	$426	$—	$—	$426
Debt securities	1,447	—	1,447	—	1,447
U.S. Treasury notes	794	—	794	—	794
Common stock and warrants	8,256	7,070	1,186	—	8,256
Total	$10,923	$7,496	$3,427	$—	$10,923

Liabilities
Contingent consideration payable	$2,230	$—	$—	$2,230	$2,230
Debt securities	196	—	196	—	196
U.S. Treasury notes	—	—	—	—	—
Common stock and warrants	2,379	2,379	—	—	2,379
Total	$4,805	$2,379	$196	$2,230	$4,805

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31, 2017
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$568	$568	$—	$—	$568
Debt securities	1,918	—	1,918	—	1,918
U.S. Treasury notes	—	—	—	—	—
Common stock and warrants	1,395	765	630	—	1,395
Total	$3,881	$1,333	$2,548	$—	$3,881

Liabilities
Contingent consideration payable	$2,104	$—	$—	$2,104	$2,104
Debt securities	151	—	151	—	151
U.S. Treasury notes	—	—	—	—	—
Common stock	80	80	—	—	80
Total	$2,335	$80	$151	$2,104	$2,335

As of December 31, 2018 and December 31, 2017, approximately $9,763 and $3,265, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.
Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. As of December 31, 2018 and December 31, 2017, the fair values of the warrants were $1,052 and $475, respectively, and are included in common stock and warrants (level 2) above.
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
Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2015	$2,813
Payments	(827)
Change in fair value of contingent consideration	216
Fair value of contingent consideration in connection with 2016 acquisitions	4,942
Fair value of contingent consideration as of December 31, 2016	7,144
Payments	(5,021)
Change in fair value of contingent consideration	(19)
Fair value of contingent consideration as of December 31, 2017	2,104
Payments	(1,353)
Change in fair value of contingent consideration	238
Fair value of contingent consideration in connection with KFG and FSFG acquisitions	1,241
Fair value of contingent consideration as of December 31, 2018	$2,230

6.    Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at December 31, 2018, each, excluding Ladenburg, had a $250 minimum net capital requirement. Ladenburg, as a market maker, had $256. At December 31, 2018, Securities America had regulatory net capital of $9,164, Triad had regulatory net capital of $8,739, Investacorp had regulatory net capital of $9,486, KMS had regulatory net capital of $7,379, SSN had regulatory net capital of $8,934 and Ladenburg had regulatory net capital of $25,073.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraphs (k)(2)(i) and (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At December 31, 2018, Premier Trust had stockholders’ equity of $3,422, including at least $250 in cash.

7.    Fixed Assets

Components of fixed assets, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2018	2017
Cost:
Leasehold improvements	$4,727	$4,112
Computer equipment	22,850	18,604
Furniture and fixtures	4,618	3,816
Software	33,207	25,115
Other	5,836	5,003
	71,238	56,650
Less: accumulated depreciation and amortization	(41,244)	(33,029)
Total	$29,994	$23,621

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

8.    Intangible Assets

At December 31, 2018 and 2017, intangible assets subject to amortization consisted of the following:

	Weighted-Average	December 31, 2018		December 31, 2017
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$22,187	$25,563	$19,020
Relationships with financial advisors	14.3	126,122	59,584	117,995	49,925
Vendor relationships	7	3,613	3,613	3,613	3,613
Covenants not-to-compete	3.8	6,964	6,258	6,421	5,732
Customer accounts	8.3	2,029	2,029	2,029	2,029
Trade names	7.7	16,916	14,472	16,910	12,245
Renewal revenue (1)	—	—	—	41,381	17,737
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	124	124	124
Other	6	67	67	67	67
Total		$184,845	$111,781	$217,550	$113,939

(1) Due to the adoption of ASC 606 on January 1, 2018, the Company eliminated the renewal revenue intangible asset, net, that was created through the Company's acquisition of Highland in 2014. See Note 4 for further information.

Aggregate amortization expense amounted to $15,578, $21,327 and $20,703 for the years ended December 31, 2018, 2017 and 2016, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2018 is 9.84 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2019	$13,071
2020	11,466
2021	6,628
2022	6,554
2023	6,217
Thereafter	29,128
$73,064
9.  Goodwill

Changes to the carrying amount of goodwill during the years ended December 31, 2018 and 2017 are as follows:

	Ladenburg	Independent Advisory and Brokerage Services	Insurance Brokerage	Total
Balance as of December 31, 2016	$301	$111,031	$12,699	$124,031
Correction related to Foothill acquisition purchase price allocation (1)	—	179	—	179
Balance as of December 31, 2017	$301	$111,210	$12,699	$124,210
Benefit applied to reduce goodwill	—	(541)	—	(541)
Business acquisitions	—	246	2,164	2,410
Balance as of December 31, 2018	$301	$110,915	$14,863	$126,079

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

(1) During 2017, Securities America corrected the allocation of purchase price related to the Foothill acquisition, which resulted in an increase in goodwill and related increase in contingent deferred liability.

The annual impairment tests performed at December 31, 2018 and 2017, based on quantitative assessments, did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill. For 2018, the carrying amount of goodwill was reduced by $541 representing federal tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

10.  Notes Receivable from Financial Advisors

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

The notes are amortized over the forgiveness period, which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of December 31, 2018 and 2017, the allowance amounted to $1,528 and $1,208, respectively.

Due to the adoption of ASC 606 on January 1, 2018, the Company reclassified notes receivable balances on forgivable loans of $40,566 to contract acquisition costs, net in the consolidated statements of financial condition. See Note 4 for further information.

11. Deferred Compensation Plan

Securities America has a deferred compensation plan which allowed certain members of management and qualified financial advisors to defer a portion of their compensation and commissions. Participants were able to elect various distribution options, but must be a plan participant for five years before any distributions can be made.

Securities America has purchased variable life insurance contracts with cash surrender values that are designed to replicate the gains and losses of the deferred compensation liability and are held in a consolidated Rabbi Trust. The cash surrender values of the life insurance contracts held in the Rabbi Trust are intended to informally fund a portion of the deferred compensation liability. Securities America is the owner and beneficiary of these policies, for which the aggregated cash surrender value totaled $11,406 and $12,711 as of December 31, 2018 and 2017, respectively. The deferred compensation liability of $20,622 and $18,161 as of December 31, 2018 and 2017, respectively, reflects the current value of the deferred compensation benefits, which is subject to change with market value fluctuations. The deferred compensation liability is equal to the theorized value of the underlying employee investment fund elections in the plan. Changes in the value of the assets or liabilities are recognized in the consolidated statements of operations.

12.  Income Taxes

The provision for income taxes for 2018, 2017 and 2016 consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	Federal	State and Local	Total
2018:
Current	$2,933	$1,776	$4,709
Deferred	8,329	341	8,670
	$11,262	$2,117	$13,379
2017:
Current	$364	$807	$1,171
Deferred	(7,695)	22	(7,673)
	$(7,331)	$829	$(6,502)
2016:
Current	$—	$929	$929
Deferred	8,992	104	9,096
	$8,992	$1,033	$10,025

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 21% for 2018 and 35% for 2017 and 2016 and the reported income tax expense (benefit) is summarized as follows:

	2018	2017	2016
Income (loss) before income taxes	$47,165	$1,180	$(12,286)
Expense (benefit) under statutory U.S. tax rates	9,905	413	(4,300)
Increase (decrease) in taxes resulting from:
(Decrease) increase in valuation allowance	(66)	(11,261)	12,540
Nondeductible items	1,867	4,475	1,323
State taxes, net of federal benefit	1,625	431	671
Impact of tax reform	—	(660)	—
Other, net	48	100	(209)
Income tax expense (benefit)	$13,379	$(6,502)	$10,025

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under GAAP, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA made broad and complex changes to the U.S. tax code, including, but not limited to: (1) a reduction the U.S. federal corporate tax rate from 35% to 21%; (2) changes to the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation will allow for full expensing of qualified property; (4) created a new limitation on deductible interest expense; (5) eliminated the corporate alternative minimum tax; (6) allows for unused alternative minimum tax credit carryovers to be refunded over a period of time or available to offset any future federal tax liabilities; (7) further limits deductibility of executive compensation under IRC §162(m); and (8) created new tax rules related to taxation of foreign operations.

In response to the TCJA, the SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC 740 in the reporting period in which the TCJA was enacted.  Also, SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. For the year ended December 31, 2017, the Company recorded a provisional decrease in our deferred tax assets and liabilities of $3.4 million as part of 2017 income tax provision in accordance with SAB 118. During the year ended December 31, 2018, the Company finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded in prior periods.

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

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2018 and December 31, 2017 are as follows:

	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$2,938	$8,642
AMT credit carryforward	—	440
Accrued expenses	4,731	4,105
Compensation and benefits	9,370	10,877
Deferred compensation liability	5,164	4,492
Securities owned	780	514
Total deferred tax assets	22,983	29,070
Valuation allowance	(1,863)	(5,520)
Net deferred tax assets	21,120	23,550
Fixed assets	(6,081)	(4,707)
Intangibles	(4,160)	(13,589)
Contract acquisition costs	(7,108)	—
Deferred revenues	(8,576)	—
Goodwill	(9,263)	(8,222)
Total deferred liabilities	(35,188)	(26,518)
Net deferred tax liability	$(14,068)	$(2,968)

At December 31, 2018, the Company had an Alabama state net operating loss carryforward of approximately $30,468 expiring between 2023 and 2029; a Florida state net operating loss carryforward of approximately $1,837 expiring between 2031 and 2036; a New York state net operating loss carryforward of approximately $5,640 expiring in 2036; and a New York City net operating loss carryforward of approximately $4,648 expiring in 2036.

Goodwill for tax purposes recognized in connection with the acquisition of Triad by the Company, all of which is tax deductible, exceeded the amount of goodwill recognized in the financial statements. Authoritative accounting guidance in effect when the acquisition was consummated requires the tax benefit for the excess goodwill to be recognized when realized and applied first to reduce goodwill and thereafter reduce non-current intangible assets with the remaining benefit recognized as a reduction of income tax expense. As of December 31, 2018, goodwill was reduced by $541 as the excess benefit was fully realized.

In assessing the Company's ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on the reversal pattern of existing taxable temporary difference coupled with objective evidence of cumulative earnings in recent years, the Company concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain separate state net operating loss carryforwards.

During 2018, the Company’s valuation allowance decreased by approximately $3.7 million, of which $3.6 million was reflected as a retained earnings adjustment in connection with adoption of ASC 606.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in unrecognized state tax benefits as of December 31, 2018 and December 31, 2017. The Company has elected to classify interest and penalties that would accrue with respect to income taxes as interest and other expense, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Balance at January 1,	$526	$503
Increases in tax positions for prior years	—	(33)
Increases in tax positions for current years	97	56
Balance at December 31,	$623	$526

Of the amounts reflected in the above table at December 31, 2018, the entire amount would reduce the Company’s annual effective tax rate if recognized. As of December 31, 2018, the Company accrued interest and penalties of approximately $227. As of December 31, 2018, the Company does not anticipate a significant change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States and various state jurisdictions. The Company's tax years 2012 through 2018 remain open to examination by most taxing authorities.

Prior to being acquired by the Company in November 2011, Securities America was included in consolidated federal and state income tax returns filed by its parent Ameriprise Financial, Inc. ("Ameriprise"). Accordingly, Securities America is jointly, with other members of the consolidated group, and severally liable for any additional taxes that may be assessed against the group. In connection with the acquisition, Ameriprise has agreed to indemnify the Company for any such assessments imposed on any members of the group other than Securities America. Ameriprise has disclosed that in 2018 Ameriprise received cash settlements for final resolution of the 2008 through 2010 IRS audits. In the third quarter of 2018, Ameriprise reached an agreement with IRS appeals to resolve the 2012 and 2013 audits. Accordingly, Ameriprise‘s IRS audits are effectively settled through 2013. Ameriprise has also disclosed that its state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.

13.	Notes Payable

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Notes payable consisted of the following:

	December 31,
	2018	2017
Notes payable to clearing firm under forgivable loans	$—	$2,143
Notes payable under subsidiary's term loan with bank	—	6,563
Note payable under subsidiary's revolver with bank	89	216
Notes payable by subsidiary to certain former shareholders of Highland	—	6,738
Notes payable to KMS's former shareholders, net of $98 of unamortized discount in 2017	—	1,958
Notes payable to SSN's former shareholders, net of $326 unamortized discount in 2017	—	6,074
Notes payable to Kestler Financial Group's former shareholders	5,399	—
Notes payable to Four Seasons Financial Group's former shareholders	364	—
6.5% Senior Notes, net of $67 and $0 of unamortized discount in 2018 and 2017, respectively	82,742	76,569
7% Senior Notes, net of $45 of unamortized discount in 2018	42,475	—
7.25% Senior Notes	60,000	—
7.25% Frost Notes, net of $6,261 of unamortized discount in 2018	70,089
Less: Unamortized debt issuance costs	(7,086)	(3,412)
Total	$254,072	$96,849

Revolving Credit Agreement

In 2007, the Company entered into a $40,000 revolving credit agreement with Frost Gamma Investments Trust (“Frost Gamma”), an affiliate of the Company’s former chairman of the board and former principal shareholder. Borrowings of up to $40,000 were permitted under the Frost Gamma credit agreement and bore interest at a rate of 11% per annum, payable quarterly. On December 24, 2018, the $40,000 revolving credit agreement was terminated by agreement of the Company and Frost Gamma effective as of that date. At the time of its termination, no outstanding amounts were owed by the Company and no early termination penalties were incurred in connection with the termination. The Company borrowed and repaid $25,000 in November 2016. Interest expense amounted to $0, $0 and $113 in 2018, 2017 and 2016, respectively.

In connection with the revolving credit agreement, Frost Gamma received a warrant to purchase 2,000,000 shares of LTS common stock. The warrant was exercised on October 19, 2017 at an exercise price of $1.91 per share. The warrant, which was classified as debt issue cost, was valued at $3,200 based on the Black-Scholes option pricing model, and was amortized under the straight-line method over the remaining term of the revolving credit agreement.

NFS Forgivable Loan

On November 4, 2011, National Financial Services LLC (“NFS”), which is now known as Fidelity Clearing & Custody Solutions ("Fidelity"), a Fidelity Investments® company, provided the Company with a seven-year, $15,000 forgivable loan. The Company used the proceeds to fund expenses related to the Securities America acquisition. Interest on the loan accrued at the average annual Federal Funds effective rate plus 6% per annum, subject to the maximum rate of 11% per annum. Since Securities America met certain annual clearing revenue targets set forth in the loan agreement, the principal balance of the loan was forgiven in seven equal yearly installments of $2,143 through November 2018. Interest payments due with respect to each such year will also be forgiven if the annual clearing revenue targets are met. The Company expensed interest under this loan agreement until such time as such interest was forgiven. Securities America met the annual clearing revenue target for the period ending November 4, 2012, 2013, 2014, 2015, 2016 and 2017 resulting in the forgiveness of $2,143 of the aggregate principal amount of the loan in November of each period. Upon meeting annual revenue targets, principal and interest, respectively, of $2,143 and $295 in 2017 and $2,143 and $408 in 2016 were forgiven and included in other income. In May 2018, five of our broker-dealer subsidiaries entered into a six-year extension of their clearing agreements with NFS.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

In connection with the extension, the Company entered into a termination of the NFS forgivable loan agreement whereby the remaining balance of the principal and interest, $2,143 and $79, respectively, on the loan was forgiven. This amount was included in other income in 2018.

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

On October 26, 2016, holders of the remaining unexercised warrants to purchase an aggregate of 10,699,999 shares of the Company's common stock exercised such warrants in full. Each holder paid the exercise price by cancellation of indebtedness represented by the remaining balance of the promissory note held by such lender. Accordingly, promissory notes with an aggregate remaining outstanding balance of $17,976 were canceled and no indebtedness related to the November 2011 Loan remained outstanding.

Interest paid under the November 2011 Loan to Frost Nevada Investments Trust, an affiliate of the Company's former chairman and former principal shareholder, and Vector Group Ltd ("Vector") amounted to $1,779 and $198, respectively in 2016.

Bank Loans - Securities America

On November 6, 2013, SAFC entered into a loan agreement (the "SA Loan Agreement") with a third-party financial institution for (i) a term loan in the aggregate principal amount of approximately $1,709 and (ii) a revolving credit facility. The term loan bore interest at 5.5%, and was re-paid in full in May 2017. Revolving loans bear interest at 5.5% per annum over a 5-year term. At December 31, 2018 and 2017, $89 and $216, respectively, were outstanding under the revolving credit facility. On April 21, 2017, the SA Loan Agreement was amended to modify the interest rate for new revolving loans to prime plus 2.25%. As of December 31, 2018, SAFC had $1,000 of availability under the revolving credit facility. This loan agreement also provided for an additional term loan in the aggregate principal amount of $8,000, subject to certain conditions. This second term loan bore interest at 5.75%, with a maturity date of May 1, 2020. The loans are collateralized by the assets of SAFC and Securities America Advisors, Inc. The term loan was paid in full in July 2018.

On February 6, 2019, SAFC entered into a loan agreement with a third-party financial institution for a term loan in the aggregate principal amount of $7,000, with interest at the rate of 5.52%. Securities America began monthly payments of principal and interest in the amount of $212, on March 6, 2019. The term loan matures on February 6, 2022.

Promissory Notes - Highland

As of December 31, 2017, HCHC Acquisition, as successor in interest to Highland's parent, had outstanding $6,738 of its 10% promissory notes due February 26, 2019. In July 2018, HCHC Acquisition prepaid the promissory notes, including accrued interest.

Promissory Notes - KMS

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

On October 15, 2014, as part of the consideration paid for the acquisition of KMS, the Company issued four-year promissory notes to the former shareholders of KMS in the aggregate principal amount of $8,000, bearing interest at 1.84% per annum and payable in equal quarterly installments of principal and interest, which were valued at $7,508 based on an imputed interest rate of 5.5%. The remaining balances under the notes were prepaid in July 2018. The carrying value of the notes at December 31, 2017, net of $98 unamortized discount, amounted to $1,958.

Promissory Notes - SSN

On January 2, 2015, as part of the consideration paid for the acquisition of SSN, the Company issued four-year promissory notes to the former shareholders of SSN in the aggregate principal amount of $20,000, bearing interest at 1.74% per annum and payable in equal quarterly installments of principal and interest, which were valued at $18,697 based on an imputed interest rate of 5.1%. The remaining balances under the notes were prepaid in July 2018. The carrying value of the notes at December 31, 2017, net of $326 of unamortized discount, amounted to the $6,074.

Senior Notes

On November 21, 2017, the Company sold $72,500 principal amount of its 6.5% senior notes due November 2027 (the "6.5% Senior Notes"). Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On December 12, 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of the 6.5% Senior Notes, which resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313, including $1,187 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In connection with the offering of Notes, certain members of the Company's management and Board of Directors purchased $10,400 of the Notes offered by the Company. In February 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 6.5% Senior Notes from time to time in an "at the market" offering in accordance with Rule 415 under the Securities Act. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales. During the 12 months ended December 31, 2018, the Company sold $6,240 principal amount of 6.5% Senior Notes pursuant to the "at the market" offering.

On May 22, 2018, the Company sold $40,000 principal amount of its 7% senior notes due May 2028 (the "7% Senior Notes") pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On June 22, 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes, which resulted in total gross proceeds of $41,412, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,139, including $464 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In June 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 7% Senior Notes from time to time in an "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales. During the twelve months ended December 31, 2018, the Company sold $2,729 principal amount of 7% Senior Notes pursuant to the "at the market" offering. At December 31, 2018, Ladenburg held $1,622 of 7% Senior Notes which are not included in notes payable.

On August 9, 2018, the Company sold $60,000 principal amount of its 7.25% senior notes due September 2028 (the "7.25% Senior Notes") pursuant to an underwritten offering. Interest on the 7.25% Senior Notes accrues from August 16, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7.25% Senior Notes in whole or in part on or after September 30, 2021 at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $60,000, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,190, including $120 of brokerage commissions earned by employees of Ladenburg, which served as one of the five underwriters in the offering.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Promissory Note - KFG

On August 31, 2018, as part of the consideration paid for the acquisition of KFG, the Company issued a promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4.00% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due and payable on or before November 15, 2036. The KFG Note may be prepaid in full or in part at any time without premium or penalty. The KFG Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the KFG Note. Total interest expense on the KFG Note was $73 for the year ended December 31, 2018.

Promissory Note - FSFG

On November 1, 2018, as part of the consideration paid for the acquisition of FSFG, the Company issued two promissory notes (the "FSFG Notes") to the former shareholders of FSFG in the aggregate principal amount of $372, one bearing interest at 3.99% per annum and payable in equal monthly installments beginning on November 1, 2018, with the final installment being due and payable on or before October 1, 2021 and the other bearing interest at 4.75% per annum and payable in equal monthly installments beginning on November 15, 2018, with the final installment being due and payable on or before January 15, 2024. The FSFG Notes may be prepaid in full or in part at any time without premium or penalty. The FSFG Notes contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the FSFG Notes. Total interest expense on the FSFG Notes was $2 for the year ended December 31, 2018.

Promissory Notes - Frost

On December 24, 2018, the Company entered into an agreement (the “Repurchase Agreement”) with its former principal shareholder, Phillip Frost, M.D., and an entity affiliated with Dr. Frost, Frost Nevada Investments Trust (together with Dr. Frost, the “Sellers”), pursuant to which the Company agreed to repurchase 50,900,000 shares of its common stock directly from the Sellers (the “Share Repurchase”) in a private transaction at a price of $2.50 per share. The Company funded the Share Repurchase with $50,900 in cash on hand and by issuing $76,350 on aggregate principal amount of 7.25% Senior Notes due 2028 (the “Frost Notes”) to the Sellers. In addition, pursuant to the Repurchase Agreement, options to purchase 3,610,000 shares of the Common Stock held by Dr. Frost were cancelled in exchange for $3,000 in cash.

The Frost Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The Frost Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries. The Frost Notes bear interest from December 24, 2018 at the rate of 7.25% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2019, and at maturity. The Frost Notes mature on September 30, 2028. Total interest expense related to the Frost Notes was $123 for the year ending December 31, 2018.

The Company may, at its option, at any time and from time to time, on or after September 30, 2021, redeem the Frost Notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed Frost Notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

14.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through January 2032. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through August 2020. As of December 31, 2018, minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2019	$8,341	$41	$8,300
2020(1)	8,902	28	8,874
2021(1)	7,182	—	7,182
2022(1)	6,558	—	6,558
2023(1)	5,423	—	5,423
Thereafter(1)	31,284	—	31,284
Total (1)	$67,690	$69	$67,621

(1) In connection with a new office lease entered into in March 2016, Securities America has exercised an option to lease additional office space, which is under construction, for 12 years and would require the payment of an estimated average annual rent of $2,000, subject to certain adjustments. The Company currently expects that this lease would commence in 2020 upon the completion of the construction. Such estimated rent amounts are included in the lease commitment table above.

Deferred rent of $2,956 and $2,151 at December 31, 2018 and 2017, respectively, represents lease incentives related to the value of landlord financed improvements together with the difference between rent payable calculated over the life of the leases on a straight-line basis (net of lease incentives), and rent payable on a cash basis.

Litigation and Regulatory Matters

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, and the underwriters of ARCP’s May 2014 $1,656,000 common stock offering (“May 2014 Offering”) and three prior note offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 2014 Offering and as one of eight underwriters of ARCP’s July 2013 offering of $300,000 in convertible notes. The complaint alleges, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In June 2016, the court denied the underwriters’ motions to dismiss the complaint. In August 2017, the court granted the plaintiffs' motion for class certification. Ladenburg intends to vigorously defend against these claims.

In November 2015, two purported class action complaints were filed in state court in Tennessee against Miller Energy Resources, Inc. (“Miller”), officers, directors, auditors and nine firms that underwrote six securities offerings in 2013 and 2014, which offerings raised approximately $151,000. Ladenburg was one of the underwriters of two of the offerings.  The complaints allege, among other things, that the offering materials were misleading based on the purportedly overstated valuation of certain assets, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In December 2015 the defendants removed the complaints to the U.S. District Court for the Eastern District of Tennessee; in November 2016, the cases were consolidated. In August 2017, the court granted in part and denied in part the underwriters' motion to dismiss the complaint. The plaintiffs' motions for class certification and to remand the case to state court are pending. Ladenburg intends to vigorously defend against these claims.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

In January 2016, an amended complaint was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors. The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaint alleged, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. In April 2018, the court granted the defendants' motions to dismiss the second amended complaint with prejudice and entered final judgment for the defendants. In May 2018 the plaintiffs filed a notice of appeal of the dismissal order. If the plaintiffs' appeal is successful, Ladenburg intends to vigorously defend against these claims.

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

SEC examination reports provided to Triad and Securities America Advisors, Inc. in May and August 2016, respectively, asserted that the firms had acted inconsistently with their fiduciary duties (including the requirement to seek best execution) in recommending and selecting mutual fund share classes that paid 12b-1 fees where lower cost share classes also were available in those same funds. The SEC also asserted that the firms’ disclosures of potential conflicts of interest and compensation related to the mutual fund share classes that paid 12b-1 fees were insufficient. Triad has revised its disclosures and completed restitution to its affected clients in 2016. On April 6, 2018, the SEC issued an order against Securities America Advisors on consent that includes a cease and desist order and imposes remedial sanctions of disgorgement, prejudgment interest, and a fine; the combined total amount is $5,828, which has previously been reserved. In October 2018, Securities America Advisors received approval of its plan for distribution of the funds. Securities America Advisors is paying out the funds pursuant to the terms of the order.

In February 2018, the SEC announced a Share Class Selection Disclosure Initiative (“Initiative”) to encourage registered investment advisory firms to self-report failures to disclose conflicts of interest to clients concerning the selection of mutual fund share classes that paid fees pursuant to Rule 12b-1 of the Investment Company Act of 1940 for the period 2014-2016.  Under the Initiative, the SEC requires self-reporting firms, among other things, to disgorge to clients the 12b-1 fees received during the relevant period when lower-cost share classes were available.  Three of the Company's investment advisory subsidiaries determined to self-report under the Initiative. On March 11, 2019, the SEC issued orders on consent against SSN Advisory, Inc. and Investacorp Advisory Services, Inc. that include cease and desist orders and impose remedial sanctions of disgorgement and prejudgment interest; the combined total amount is $2,149, which has previously been reserved.

Two arbitration claims were filed against Securities America in June and September 2018, and one complaint was filed in the United States District Court for the Southern District of New York in February 2019, by a total of 14 customers asserting that a former registered representative of Securities America defrauded them through, among other things, the use of improper wire transfers and false account documents. The customers asserted, among other claims, claims for fraud, negligence, §10(b) violations, failure to supervise, respondeat superior, breach of fiduciary and other duties. In November and December 2018, settlements were reached resolving the two arbitration claims; the amounts paid in connection with those two claims were not material. Securities America is reviewing the circumstances of the complaint, which asserts a total of $18,000 in compensatory damages, as it seeks to resolve the matter.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

The Company had accrued liabilities in the amount of approximately $9,869 at December 31, 2018 and $6,902 at December 31, 2017 for certain pending matters which are included in accounts payable and accrued liabilities. Amounts accrued are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, advice of counsel, available defenses, potential recoveries from other parties, experience in similar cases of proceedings, as well as assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

15. Off-Balance-Sheet Risk and Concentration of Credit Risk

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by two clearing brokers. At December 31, 2018 and December 31, 2017, amounts due from these clearing brokers were $24,068 and $48,543, respectively, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of December 31, 2018 and December 31, 2017, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

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

16. Shareholders’ Equity

Repurchase Program

In March 2007, October 2011, November 2014 and November 2016, the Company’s board of directors authorized in the aggregate the repurchase of up to 27,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions.

Since inception through December 31, 2018, 25,184,105 shares of common stock have been repurchased for $66,116 under the program, including 5,833,890 shares repurchased for $16,705 in 2018 and 1,850,215 shares repurchased for $4,721 in 2017. As of December 31, 2018, 2,315,895 shares remained available for purchase under the program.

Warrants

As of December 31, 2018, there were no outstanding warrants to acquire the Company’s common stock.

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
On June 24, 2013, June 13, 2014, November 21, 2014, May 22, 2015 and May 22, 2017, the Company entered into Equity Distribution Agreements under which it could sell up to an aggregate of 15,000,000 shares of its Series A Preferred Stock from time to time in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the years ended December 31, 2017 and 2016, the Company sold 1,167,159 and 1,161,895 shares of Series A Preferred Stock, respectively, pursuant to the “at the market” offerings, which provided total gross proceeds to the Company of $29,052 and $28,303, respectively, before deducting commissions paid to unaffiliated sales agents and offering expenses aggregating $958 and $723 , respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company paid dividends of $34,031, $32,482 and $30,438, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

In September 2017, the Company began a quarterly cash dividend on its common stock. During the last two quarters of 2018, the Company paid a quarterly dividend of $0.0125 per share on its outstanding common stock, as compared to $0.01 per share in each of the first two quarters in 2018. For the years ended December 31, 2018 and 2017, the Company paid aggregate dividends of $8,794 and $3,880. Also, the Company's board of directors has declared a common stock dividend of $0.0125 per share payable in March 2019.

17. Per Share Data

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares use in the computation of per share data is as follows:

	Year Ended December 31,
	2018	2017	2016
Basic weighted-average common shares outstanding - basic	194,562,916	193,064,550	182,987,850
Effect of dilutive securities:
Options to purchase common stock	—	—	—
Restricted shares	—	—	—
Dilutive potential common shares	—	—	—

Weighted average common shares outstanding and dilutive potential common shares	194,562,916	193,064,550	182,987,850

During 2018, 2017 and 2016, options, warrants and restricted stock to purchase 25,107,164, 32,501,007 and 41,191,772 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

18.  Stock Compensation Plans

Employee Stock Purchase Plan

Under the Company’s amended and restated Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock are available for issuance. As currently administered by the Company’s compensation committee, all full-time employees may use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods have been set at three month periods and commence on January 1, April 1, July 1 and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2018, 161,968 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.21 to $3.23; during 2017, 167,016 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.32 to $3.00 and during 2016, 210,330 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.19 to $2.38. These share issuances resulted in a capital contribution of $453, $420 and, $481 for 2018, 2017 and 2016, respectively.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provide for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The 1999 Plan provides for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. In 2014, the 2009 Plan was amended to provide for the granting of up to 45,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”)). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2018, 16,721,103 and 7,412,868 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively.

A summary of the status of the 1999 Plan at December 31, 2018 and changes during the year ended December 31, 2018 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	8,632,000	$1.36
Exercised	(3,127,000)	1.70
Forfeited	(1,620,000)	1.04
Expired	(30,000)	2.69
Options outstanding, December 31, 2018	3,855,000	$1.20	1.52	$4,551
Options exercisable, December 31, 2018	3,855,000	$1.20	1.52	$4,551

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

A summary of the status of the 2009 Plan at December 31, 2018 and changes during the year ended December 31, 2018 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	20,488,860	$2.28
Exercised	(1,266,837)	1.63
Forfeited	(2,229,983)	2.75
Options outstanding, December 31, 2018	16,992,040	$2.26	3.94	$7,749
Options exercisable, December 31, 2018	16,338,290	$2.22	3.83	$7,749

Restricted Stock Awards

A summary of the restricted stock awards at December 31, 2018 and changes during the year ended December 31, 2018 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2017	3,380,145	$2.60
Issued during 2018	2,172,000	3.24
Vested during 2018	(1,185,770)	2.75
Forfeited during 2018	(106,250)	3.11
Nonvested at December 31, 2018	4,260,125	$2.87

Restricted stock awards issued in 2018 vest in four equal annual installments.

As of December 31, 2018, there was $7,931 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options and restricted stock, which on a weighted-average basis is approximately 2.46 years.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 amounted to $6,171, $3,992 and $6,556, respectively. The fair value of restricted stock vesting in 2018 and 2017 was $3,256 and $1,944, respectively.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award.

For the years ended December 31, 2018, 2017 and 2016, non-cash compensation expense relating to share-based awards granted to employees, consultants and advisors amounted to $5,882, $5,539 and $5,311, respectively.

19. Noncontrolling Interest

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

20. Segment Information

The Company has three operating segments. The independent advisory and brokerage services segment includes the investment advisory and broker-dealer services provided by the Company's independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading, asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and an affiliate of Highland, which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs, change in fair value of contingent consideration related to acquisitions, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes excise and franchise tax expense, severance cost and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs and financial advisor recruiting expenses or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Segment information for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
2018
Revenues	$1,161,043	$78,094	$147,127	$4,872		$1,391,136
Income (loss) before income taxes	62,748	11,464	1,983	(29,030)	(1)	47,165
EBITDA, as adjusted (2)	98,411	12,966	4,166	(15,095)		100,448
Identifiable assets	515,720	59,798	97,708	67,678		740,904
Depreciation and amortization	22,403	471	1,146	19		24,039
Interest	905	62	472	9,357		10,796
Capital expenditures	13,787	351	244	120		14,502
Non-cash compensation	1,220	705	113	3,844		5,882

2017
Revenues	$1,140,380	$66,680	$57,132	$3,960		$1,268,152
Income (loss) before income taxes	19,858	6,346	(5,338)	(19,686)	(1)	1,180
EBITDA, as adjusted (2)	59,756	8,115	2,698	(14,568)		56,001
Identifiable assets	443,670	43,148	47,166	98,041		632,025
Depreciation and amortization	21,455	505	6,841	34		28,835
Interest	1,157	—	683	870		2,710
Capital expenditures	8,923	753	216	4		9,896
Non-cash compensation	1,035	629	183	3,692		5,539

2016
Revenues	$1,003,282	$49,425	$50,483	$3,763		$1,106,953
Income (loss) before income taxes	15,071	(3,674)	(6,074)	(17,609)	(1)	(12,286)
EBITDA, as adjusted (2)	47,977	(1,676)	2,255	(12,785)		35,771
Identifiable assets	423,288	38,665	54,166	29,884		546,003
Depreciation and amortization	20,406	703	7,161	64		28,334
Interest	2,828	4	682	748		4,262
Capital expenditures	6,784	139	209	—		7,132
Non-cash compensation	1,010	537	245	3,519		5,311

(1)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses related to the Corporate segment.

(2)	The following table reconciles income (loss) before income taxes to EBITDA, as adjusted, for the years ended December 31, 2018, 2017 and 2016:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2018		2017		2016
Income (loss) before income taxes	$47,165		$1,180		$(12,286)
Adjustments:
Interest income	(2,504)		(506)		(672)
Change in fair value of contingent consideration	238		(19)		216
Loss on extinguishment of debt	—		—		—
Interest expense	10,796		2,710		4,262
Depreciation and amortization	24,039		28,835		28,334
Non-cash compensation expense	5,882		5,539		5,311
Amortization of retention and forgivable loans	417		7,396		5,472
Amortization of contract acquisition costs (6)	9,671		—		—
Financial advisor recruiting expense	370		5,721		1,882
Acquisition-related expense	1,010		3,469		1,357
Loss attributable to noncontrolling interest	(28)		15		42
Other	3,392	(3)	1,661	(4)	1,853	(5)
EBITDA, as adjusted	$100,448		$56,001		$35,771

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$98,411		$59,756		$47,977
Ladenburg	12,966		8,115		(1,676)
Insurance Brokerage	4,166		2,698		2,255
Corporate	(15,095)		(14,568)		(12,785)
Total segments	$100,448		$56,001		$35,771

(3) Includes loss on severance costs of $481, excise and franchise tax expense of $629, compensation expense that may be paid in stock of $535 and non-recurring expenses related to a block repurchase of our common stock and other legal matters of $1,747.

(4) Includes loss on severance costs of $525, excise and franchise tax expense of $594 and compensation expense that may be paid in stock of $559.

(5) Includes loss on severance costs of $755, excise and franchise tax expense of $508 and compensation expense that may be paid in stock of $586.

(6) See Note 4 for further information.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

21.  Related Party Transactions

Effective October 2015, Investacorp's lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with the Company’s former chairman of the board and former principal shareholder, in an office building in Miami, Florida, was renewed and now expires in September 2020. The lease provides for aggregate payments during the five-year term of approximately $2,420 and minimum annual payments of $484. Rent expense under such lease amounted to $522, $506 and $522 in 2018, 2017 and 2016, respectively.

Ladenburg’s principal executive offices are located in the same office building in Miami, Florida, where approximately 14,050 square feet of office space is leased from FREH. Ladenburg’s lease was renewed effective March 2018 and now expires in February 2023 with two optional five-year extensions. The lease provides for aggregate payments during the remaining term of approximately $2,301 and minimum annual payment of $460. Rent expense under such lease amounted to $565, $565, and $706 in 2018, 2017 and 2016, respectively.

The Company is a party to an agreement with Vector, where Vector has agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial, tax and accounting services. Various executive officers and directors of Vector serve as members of the board of directors of the Company, and Vector owned approximately 10.37% of the Company’s common stock at December 31, 2018. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement is terminable by either party upon 30 days’ prior written notice. The Company paid Vector $850 in 2018, 2017 and 2016 under the agreement and will pay Vector at a rate of $850 per year in 2019.

In 2015, the Company entered into a Consulting Services Agreement with Nextt Advisors Inc., a corporation owned solely by the son-in-law (the “Consultant”) of the Company’s Chairman, President and Chief Executive Officer. Pursuant to the agreement, the Company paid the Consultant $200 in 2017 and $186 in 2016.  Effective January 1, 2018, the consulting agreement was terminated and the consultant became an employee of the Company.

SSN has an operating lease for office facilities with Cogdill Capital LLC, an entity in which SSN's Chief Executive Officer and Chief Financial Officer are members and own a minority percentage of such entity, which expires in March 2020. Rent expense under such lease amounted to $293 in 2018, $285 in 2017 and $276 in 2016.

The Company is a party to an agreement with Castle Brands Inc. ("Castle") under which the Company provides certain administrative, legal and financial services to Castle. The Company's Chairman, President and Chief Executive Officer, who is also a director of the Company, is also the President and Chief Executive Officer and a director of Castle. Various Company directors serve as directors of Castle. The Company received $233 in 2018, $260 in 2017 and $173 in 2016 under this agreement.

In connection with the offering of Notes, as more fully described in Note 13, certain members of management and the Board of Directors of the Company and the former chairman of the board and principal shareholder purchased $10,400 of the 6.5% Senior Notes offered by the Company. See also Note 13 for information regarding other loan transactions involving related parties.

In 2018, Ladenburg acted as underwriter in two offerings of the Company's senior notes for an amount of $693.

Ladenburg holds $1,622 of 7% Senior Notes of the Company and received interest payments of $66 in 2018.

In January 2019, Michael Liebowitz joined the board of directors of the Company. Mr. Liebowitz is President and CEO of Harbor Group, and owned 50% of the equity interests in Harbor Group until the sale of Harbor Group in September 2018.
During the year ended December 31, 2018, Harbor Group was paid by unaffiliated insurance carriers approximately $884 in brokerage commissions for placing policies covering the Company and its subsidiaries. Mr. Liebowitz did not receive any direct compensation from the Company during the year ended December 31, 2018.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

22.  Quarterly Financial Data (Unaudited)

	Quarters
	1st	2nd	3rd	4th
2018:
Revenues	$329,384	$357,756	$348,875	$355,121
Expenses (1)	321,687	343,822	336,164	342,060
Income before item shown below	7,697	13,934	12,711	13,061
Change in fair value of contingent consideration	(61)	(50)	(54)	(73)
Income before income taxes	$7,636	$13,884	$12,657	$12,988
Net income	$5,464	$9,310	$9,450	$9,562
Income attributable to noncontrolling interest	(1)	(8)	(13)	(6)
Net income attributable to the Company	$5,463	$9,302	$9,437	$9,556
Dividends declared on preferred stock	(8,508)	(8,508)	(8,507)	(8,508)
Net (loss) income available to common shareholders	$(3,045)	$794	$930	$1,048
Basic (loss) income per common share (2)	$(0.02)	$0.00	$0.00	$0.01
Diluted (loss) income per common share (2)	$(0.02)	$0.00	$0.00	$0.01
Basic weighted average common shares	195,898,794	196,557,837	196,381,910	189,463,849
Diluted weighted average common shares	195,898,794	209,855,936	208,387,236	198,743,096

(1)	Includes a $1,494, $1,568, $1,380 and $1,440 charge for non-cash compensation in the first, second, third and fourth quarters of 2018, respectively.

(2)	Due to rounding, the sum of the quarters' basic and diluted loss per common share do not equal the full fiscal year amount.

	Quarters
	1st	2nd	3rd	4th
2017:
Revenues	$290,291	$311,536	$322,309	$344,016
Expenses (1)	294,961	310,286	317,649	344,095
(Loss) income before item shown below	(4,670)	1,250	4,660	(79)
Change in fair value of contingent consideration	152	(63)	(3)	(67)
(Loss) income before income taxes	$(4,518)	$1,187	$4,657	$(146)
Net (loss) income	$(3,679)	$1,325	$3,402	$6,634
Loss (income) attributable to noncontrolling interest	5	3	(3)	10
Net (loss) income attributable to the Company	$(3,674)	$1,328	$3,399	$6,644
Dividends declared on preferred stock	(7,924)	(7,953)	(8,149)	(8,456)
Net loss available to common shareholders	$(11,598)	$(6,625)	$(4,750)	$(1,812)
Basic loss per common share (2)	$(0.06)	$(0.03)	$(0.02)	$(0.01)
Diluted loss per common share (2)	$(0.06)	$(0.03)	$(0.02)	$(0.01)
Basic weighted average common shares	192,270,615	192,304,828	192,912,643	194,749,001
Diluted weighted average common shares	192,270,615	192,304,828	192,912,643	194,749,001
`

(1)	Includes a $1,429, $1,378, $1,341 and $1,391 charge for non-cash compensation in the first, second, third and fourth quarters of 2017, respectively.

(2)	Due to rounding, the sum of the quarters' basic and diluted loss per common share do not equal the full fiscal year amount.