Form 10-Q
period 2019-03-31
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2019-05-09
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
 ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ___ No  X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	LTS	NYSE American
8.00% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	LTS PrA	NYSE American
6.50% Senior Notes due 2027	LTSL	NYSE American
7% Senior Notes due 2028	LTSF	NYSE American
7.25% Senior Notes due 2028	LTSK	NYSE American

As of May 3, 2019 there were 148,698,613 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS

Cash and cash equivalents	$167,847	$182,693
Securities owned, at fair value	7,967	10,923
Receivables from clearing brokers	42,059	24,068
Receivables from other broker-dealers	4,143	7,078
Notes receivable from financial advisors, net	5,343	5,809
Other receivables, net	136,144	133,242
Fixed assets, net	30,815	29,994
Right-of-use assets	34,715	—
Restricted cash	770	6,588
Intangible assets, net	69,442	73,064
Goodwill	126,079	126,079
Contract acquisition costs, net	83,784	80,726
Cash surrender value of life insurance	13,059	11,406
Income taxes receivable	473	2,156
Other assets	38,643	47,078
Total assets	$761,283	$740,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$5,097	$2,575
Accrued compensation	18,743	39,264
Commissions and fees payable	105,121	105,306
Accounts payable and accrued liabilities	42,166	48,741
Deferred rent	—	2,956
Lease liabilities	37,713	—
Deferred income taxes	13,763	14,068
Deferred compensation liability	21,914	20,622
Accrued interest	1,507	123
Notes payable, net of unamortized discount of $6,209 and $6,372 in 2019 and 2018, respectively and net of debt issuance costs of $6,801 and $7,086 in 2019 and 2018, respectively.	261,237	254,072
Total liabilities	507,261	487,727

Commitments and contingencies (Note 10)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2019 and 2018; shares issued and outstanding 17,299,305 in 2019 and 17,012,075 in 2018 (liquidation preference $432,483 and $425,302 in 2019 and 2018, respectively)	2	2
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2019 and 2018; shares issued and outstanding, 148,746,413 in 2019 and 146,535,796 in 2018	15	14
Additional paid-in capital	341,768	344,356
Accumulated deficit	(87,815)	(91,246)

Total shareholders’ equity of the Company	253,970	253,126

Noncontrolling interest	52	51

Total shareholders' equity	254,022	253,177

Total liabilities and shareholders' equity	$761,283	$740,904
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Commissions	$166,929	$163,286
Advisory fees	113,908	114,383
Investment banking	9,829	16,490
Principal transactions	928	167
Interest and dividends	1,216	787
Service fees	32,203	24,902
Other income	10,442	9,369
Total revenues	335,455	329,384
Expenses:
Commissions and fees	234,302	231,311
Compensation and benefits	48,584	47,249
Non-cash compensation	1,494	1,494
Brokerage, communication and clearance fees	4,001	5,319
Rent and occupancy, net of sublease revenue	2,670	2,493
Professional services	4,435	5,018
Interest	5,049	1,866
Depreciation and amortization	5,905	5,809
Acquisition-related expenses	21	913
Amortization of retention and forgivable loans	143	76
Amortization of contract acquisition costs	2,777	2,210
Other	21,134	17,929
Total expenses	330,515	321,687
Income before item shown below	4,940	7,697
Change in fair value of contingent consideration	(112)	(61)
Income before income taxes	4,828	7,636
Income tax expense	1,396	2,172
Net income	3,432	5,464
Net income attributable to noncontrolling interest	1	1
Net income attributable to the Company	$3,431	$5,463
Dividends declared on preferred stock	(8,590)	(8,508)
Net loss available to common shareholders	$(5,159)	$(3,045)

Net loss per common share available to common shareholders (basic)	$(0.04)	$(0.02)

Net loss per common share available to common shareholders (diluted)	$(0.04)	$(0.02)

Weighted average common shares used in computation of per share data:
Basic	143,311,024	195,898,794
Diluted	143,311,024	195,898,794
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2017	17,012,075	$2	198,583,941	$20	$520,135	$(149,778)	$12	$370,391
Cumulative effect of adoption of ASC 606 (See Note 2)	—	—	—	—	—	24,774	11	24,785
Balance - January 1, 2018	17,012,075	2	198,583,941	20	520,135	(125,004)	23	395,176
Issuance of common stock under employee stock purchase plan	—	—	59,944	—	186	—	—	186
Exercise of stock options (net of 131,070 shares tendered in payment of exercise price)	—	—	553,599	—	828	—	—	828
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	7	—	—	7
Stock-based compensation to employees	—	—	—	—	1,487	—	—	1,487
Issuance of restricted stock	—	—	1,855,000	—	—	—	—	—
Repurchase and retirement of common stock, including 239,481 shares surrendered for tax withholdings and 9,816 shares tendered in payment of exercise price	—	—	(534,697)	—	(1,729)	—	—	(1,729)
Preferred stock issued, net of underwriting discount and expense of $37	—	—	—	—	(37)	—	—	(37)
Preferred stock dividends declared and paid	—	—	—	—	(8,508)	—	—	(8,508)
Common stock dividends declared and paid	—	—	—	—	(1,960)	—	—	(1,960)
Net income	—	—	—	—	—	5,463	1	5,464
Balance - March 31, 2018	17,012,075	$2	200,517,787	$20	$510,409	$(119,541)	$24	$390,914

Balance - December 31, 2018	17,012,075	$2	146,535,796	$14	$344,356	$(91,246)	$51	$253,177
Issuance of common stock under employee stock purchase plan	—	—	57,104	—	154	—	—	154
Exercise of stock options	—	—	170,217	—	285	—	—	285
Stock-based compensation granted to consultants and independent financial advisors	—	—	—	—	11	—	—	11
Stock-based compensation to employees	—	—	—	—	1,483	—	—	1,483
Issuance of restricted stock	—	—	2,325,000	1	—	—	—	1
Repurchase and retirement of common stock, including 341,704 shares surrendered for tax withholdings	—	—	(341,704)	—	(1,052)	—	—	(1,052)
Preferred stock issued, net of underwriting discount and expense of $34	287,230	—	—	—	6,915	—	—	6,915
Preferred stock dividends declared and paid	—	—	—	—	(8,590)	—	—	(8,590)
Common stock dividends declared and paid	—	—	—	—	(1,794)	—	—	(1,794)
Net income	—	—	—	—	—	3,431	1	3,432
Balance - March 31, 2019	17,299,305	$2	148,746,413	$15	$341,768	$(87,815)	$52	$254,022

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$3,432	$5,464
Adjustments to reconcile net income to
net cash used in operating activities:
Change in fair value of contingent consideration	112	61
Adjustment to deferred rent	—	420
Amortization of right-of-use assets	1,993	—
Amortization of intangible assets	3,622	3,835
Amortization of debt discount	163	112
Amortization of debt issue cost	190	99
Amortization of retention and forgivable loans	143	76
Amortization of contract acquisition costs	2,777	2,210
Depreciation and other amortization	2,283	1,974
Deferred income taxes	(305)	(71)
Non-cash interest expense on forgivable loan	—	40
Non-cash compensation expense	1,494	1,494
Loss on write-off of furniture, fixtures and leasehold improvements, net	2	—

(Increase) decrease in operating assets
Securities owned, at fair value	2,956	(223)
Receivables from clearing brokers	(17,991)	(7,299)
Receivables from other broker-dealers	2,935	559
Other receivables, net	(2,902)	(2,798)
Contract acquisition costs, net	(5,835)	(14,104)
Notes receivable from financial advisors, net	323	205
Cash surrender value of life insurance	(1,653)	20
Income taxes receivable	1,683	—
Other assets	8,435	(5,229)

Increase (decrease) in operating liabilities
Securities sold, but not yet purchased, at fair value	2,522	4
Accrued compensation	(20,521)	(14,405)
Accrued interest	1,384	(11)
Commissions and fees payable	(185)	(679)
Deferred compensation liability	1,292	179
Lease liabilities	(1,956)	—
Accounts payable and accrued liabilities	(6,539)	12,903
Net cash used in operating activities	(20,146)	(15,164)

Cash flows from investing activities:
Purchases of fixed assets	(3,249)	(2,239)
Net cash used in investing activities	(3,249)	(2,239)

Cash flows from financing activities:
Issuance of Series A preferred stock	6,915	(37)
Issuance of common stock	439	1,014
Issuance of senior notes	96	4,385
Series A preferred stock dividends paid	(8,590)	(8,508)
Common stock dividends paid	(1,794)	(1,960)
Repurchase and retirement of common stock	(1,052)	(1,729)
Borrowings on term loan	7,000	—
Bank loan and revolver repayments	(209)	(669)
Principal payments on notes payable	(74)	(1,779)
Net cash provided by (used in) financing activities	2,731	(9,283)
Net decrease in cash and cash equivalents	(20,664)	(26,686)
Cash and cash equivalents including restricted cash, beginning of period	189,281	172,863
Cash and equivalents at end of period:
Cash and cash equivalents	167,847	145,417
Restricted cash	770	760
Cash and cash equivalents including restricted cash, end of period	$168,617	$146,177

Supplemental cash flow information:
Interest paid	$3,312	$1,626
Taxes paid	37	27

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Amounts in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company” or “LTS”) is a holding company. Its principal operating subsidiaries are Securities America (‘‘Securities America’’), Triad Advisors (‘‘Triad’’), Investacorp (‘‘Investacorp’’), KMS Financial Services (“KMS”), Securities Service Network (“SSN”), Ladenburg Thalmann & Co. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management (‘‘LTAM’’), Premier Trust (‘‘Premier Trust’’) and Highland Capital Brokerage (“Highland”).

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

The unaudited condensed consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 for additional disclosures and a description of accounting policies.

Certain amounts in the prior period financial statements were reclassified to conform with the current period financial statement presentation.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

New Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The Company adopted the provisions of Topic 842 on January 1, 2019, using the modified retrospective approach and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019. All comparative periods prior to January 1, 2019 are not adjusted and continue to be reported in accordance with Topic 840.

The Company elected to utilize the transition package of practical expedients permitted within the new standard, which among other things, allowed the Company to carryforward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the Company’s Consolidated Statements of Financial Condition which resulted in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient when determining the lease terms.

Adoption of the new standard resulted in the recording of right-of-use assets and corresponding lease liabilities of $36,522 and $39,483, respectively, as of January 1, 2019. The difference between the right-of-use assets and the lease liabilities was recorded to eliminate existing deferred rent balances recorded under Topic 840. The adoption of the new standard did not materially impact the Company's Consolidated Statements of Operations and had no impact on the Company's Consolidated Statements of Cash Flows. The Company's current lease arrangements expire through 2030. See Note 4 for further information.

Accounting Standards Issued, But Not Yet Effective

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

2. Revenue from Contracts with Customers

The Company adopted ASU 2014-09 and all related amendments ("ASC 606"), effective January 1, 2018, using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of shareholders' equity and other affected accounts at January 1, 2018. During the fourth quarter of 2018, the Company determined that the deferred tax liability recorded on adoption of ASC 606 with respect to Highland was overstated, and the Company made an additional retained earnings adjustment of $665 to correct this item as of January 1, 2018.

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

Certain independent financial advisors conduct their advisory business through their own RIA firm, rather than using one of the Company's corporate RIA subsidiaries. These independent entities, or Hybrid RIAs, engage the Company for clearing, regulatory and custody services, as well as for access to investment advisory platforms. The advisory fee revenue generated by these Hybrid RIAs is earned by the independent financial advisors, and is not included in the Company's advisory fee revenues. However, the Company charges separate fees to Hybrid RIAs for technology, custody and administrative services based on the AUM within the client’s accounts. These fees are recognized on a net basis and classified as advisory fees in the consolidated statements of operations. Accordingly, reported advisory revenue growth may lag behind the overall growth rate of advisory assets.

Investment Banking

Investment banking revenues consist of underwriting revenue, strategic advisory revenue and private placement fees.

Underwriting
The performance obligation is the consummation of the sale of securities for each contract with a customer. The transaction price includes fixed management fees and is recognized as revenue when the performance obligation is satisfied, generally the trade date. Where Ladenburg is the lead underwriter, revenue and expenses are first allocated to other members of a syndicate because Ladenburg is acting as an agent for the syndicate. Accordingly, the Company records revenue on a net basis. When Ladenburg is not the lead underwriter, Ladenburg recognizes its share of revenue and expenses on a gross basis, because Ladenburg is acting as the principal.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Ladenburg controls the service as it is transferred to the customer, and is therefore acting as a principal. Accordingly, the Company records revenues and out-of-pocket reimbursements on a gross basis.

Private Placement
The performance obligation is the consummation of the sale of securities for each contract with a customer. The transaction price includes fixed management fees and is recognized as revenue when the performance obligation is satisfied, generally the trade date. Ladenburg controls the service as it is transferred to the customer, and is therefore acting as a principal. Accordingly, the Company records revenues and out-of-pocket reimbursements on a gross basis.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by service line and segment:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

For the Three Months Ended March 31, 2019	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$128,871	$2,490	$35,568	$—	$166,929
Advisory fees	112,348	1,560	—	—	113,908
Investment banking	197	9,632	—	—	9,829
Principal transactions	(7)	1,028	—	(93)	928
Interest and dividends	669	275	—	272	1,216
Service fees	31,361	589	—	253	32,203
Other income	9,549	237	601	55	10,442
Total revenues	$282,988	$15,811	$36,169	$487	$335,455

For the Three Months Ended March 31, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$129,745	$3,213	$30,328	$—	$163,286
Advisory fees	112,513	1,816	—	54	114,383
Investment banking	116	16,374	—	—	16,490
Principal transactions	11	156	—	—	167
Interest and dividends	534	75	—	178	787
Service fees	24,140	568	—	194	24,902
Other income	8,470	112	732	55	9,369
Total revenues	$275,529	$22,314	$31,060	$481	$329,384

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
The following table provides information about contract assets and contract liabilities from contracts with customers. Estimated trailing commissions are included in other receivables, net while estimated expenses on trailing commissions are included in commissions and fees payable on the condensed consolidated statement of financial condition:

	As of March 31, 2019	As of December 31, 2018
Contract assets - Insurance trailing commissions	$63,718	$64,300
Contract liabilities - Insurance trailing commissions	31,510	31,854

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
Increases to the contract asset were a result of $5,620 in estimated trailing commissions from new policies during the three months ended March 31, 2019, while decreases were driven by $6,202 in actual commissions received during the three months ended March 31, 2019. Increases to the contract liability were a result of $2,810 in estimated commission expense from new policies during the three months ended March 31, 2019, while decreases were driven by $3,154 in actual commissions paid during the three months ended March 31, 2019.

Costs to Obtain a Contract with a Customer

The Company capitalizes the incremental costs of obtaining a contract with a customer (independent financial advisor) if the costs (1) relate directly to an existing contract or anticipated contract, (2) generate or enhance resources that will be used to satisfy performance obligations in the future, and (3) are expected to be recovered. These costs are included in contract acquisition costs, net in the condensed consolidated statements of financial condition and are amortized over the estimated customer relationship period.

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

The balance of contract acquisition costs, net, was $83,784 as of March 31, 2019, an increase of $3,058 compared to December 31, 2018. Amortization on these contract acquisition costs was $2,777 during the three months ended March 31, 2019. There were no impairments or changes to underlying assumptions related to contract acquisition costs, net, for the period.
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
The following tables present the carrying values and estimated fair values at March 31, 2019 and December 31, 2018 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	March 31, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$167,847	$167,847	$—	$167,847
Receivables from clearing brokers	42,059	—	42,059	42,059
Receivables from other broker-dealers	4,143	—	4,143	4,143
Notes receivables, net (1)	5,343	—	5,343	5,343
Other receivables, net	136,144	—	136,144	136,144
	$355,536	$167,847	$187,689	$355,536

Liabilities
Accrued compensation	$18,743	$—	$18,743	$18,743
Commissions and fees payable	105,121	—	105,121	105,121
Accounts payable and accrued liabilities (2)	39,824	—	39,824	39,824
Accrued interest	1,507	—	1,507	1,507
Notes payable, net (3)	261,237	—	276,465	276,465
	$426,432	$—	$441,660	$441,660

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,342.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	December 31, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$182,693	$182,693	$—	$182,693
Receivables from clearing brokers	24,068	—	24,068	24,068
Receivables from other broker-dealers	7,078	—	7,078	7,078
Notes receivables, net (1)	5,809	—	5,809	5,809
Other receivables, net	133,242	—	133,242	133,242
	$352,890	$182,693	$170,197	$352,890

Liabilities
Accrued compensation	$39,264	$—	$39,264	$39,264
Commissions and fees payable	105,306	—	105,306	105,306
Accounts payable and accrued liabilities (2)	46,511	—	46,511	46,511
Accrued interest	123	—	123	123
Notes payable, net (3)	254,072	—	266,844	266,844
	$445,276	$—	$458,048	$458,048

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,230.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.
The following tables present the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

	March 31, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$191	$191	$—	$—	$191
Debt securities	2,348	—	2,348	—	2,348
U.S. treasury notes	800	—	800	—	800
Common stock and warrants	4,628	3,127	1,501	—	4,628
Total	$7,967	$3,318	$4,649	$—	$7,967

Liabilities
Contingent consideration payable	$2,342	$—	$—	$2,342	$2,342
Debt securities	345	—	345	—	345
Common stock and warrants	4,752	4,752	—	—	4,752
Total	$7,439	$4,752	$345	$2,342	$7,439

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

As of March 31, 2019 and December 31, 2018, approximately $6,489 and $9,763, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of March 31, 2019 and December 31, 2018, the fair values of the warrants were $1,396 and $1,052, respectively, and are included in common stock and warrants (Level 2) above.

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

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2017	$2,104
Payments	(1,353)
Change in fair value of contingent consideration	238
Fair value of contingent consideration in connection with KFG and FSFG acquisitions	1,241
Fair value of contingent consideration as of December 31, 2018	$2,230
Change in fair value of contingent consideration	112
Fair value of contingent consideration as of March 31, 2019	$2,342

4. Leases

The Company's lease agreements primarily cover office facilities and equipment and expire at various dates. The Company's leases are predominantly operating leases, which are included in right-of-use assets and lease liabilities on the Company's Condensed Consolidated Statements of Financial Condition. The Company's current lease arrangements expire from 2019 through 2030, some of which include options to extend or terminate the lease. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liabilities balances.

The Company’s lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the lease balances. The Company has leases with variable payments, most commonly in the form of common area maintenance charges which are based on actual costs incurred. These variable payments were excluded from the right-of-use asset and lease liability balances since they are not fixed or in-substance fixed payments. Leases with variable rate adjustments, such as Consumer Price Index (CPI) adjustments, were reflected based on contractual lease payments as outlined within the lease agreement and not adjusted for any CPI increases or decreases. We have lease agreements with lease and non-lease components. We have elected the practical expedient to account for lease and non-lease components as a single lease component.

For leases with terms greater than 12 months, right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its incremental borrowing rate. Our lease agreements generally do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate the Company’s incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in determining the present value of future payments. Lease expense for net present value of payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the Condensed Consolidated Statements of Financial Condition; we recognize lease expense for these leases on a straight-line basis over the term of the lease.

Lease cost. The Company’s components of lease cost for the three months ended March 31, 2019 were as follows:

March 31, 2019
Operating lease cost	$2,404
Short-term lease cost	33
Variable lease cost	263
Sublease income	(24)
Total lease cost	$2,676

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the Condensed Consolidated Statements of Financial Condition as of March 31, 2019:

Operating and Finance Leases
Remainder of 2019	$6,796
2020	7,829
2021	5,815
2022	5,059
2023	3,899
Thereafter	15,750
Total lease payments	45,148
Less imputed interest	(7,435)
Present value of lease payments	$37,713

As of March 31, 2019, we have additional operating leases, primarily for additional office space at Securities America, that have not yet commenced.

In connection with an office lease entered into in March 2016, Securities America has exercised an option to lease additional office space, which is under construction, for 12 years and would require the payment of an estimated average annual rent of $2,000, subject to certain adjustments. The Company currently expects that this lease would commence in 2020 upon completion of the construction. Such estimated rent amounts are not included in the total minimum lease payments above.

The table below presents additional informat ion related to our leases as of March 31, 2019:

Weighted Average Remaining Lease Term:
Operating leases	7.29 years

Weighted Average Discount Rate:
Operating leases	4.35%

Supplemental cash flow information. The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2019:

Three months ended March 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating and finance leases	$2,664

Non-cash investing and financing activities. The Right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2019 was:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Three months ended March 31, 2019
Operating and finance leases	$186

Subleases and lessor activity. The Company had rental income from subleasing activity during the period ended March 31, 2019 which was immaterial to the Company’s consolidated financial statements.

5. Intangible Assets

At March 31, 2019 and December 31, 2018, intangible assets subject to amortization consisted of the following:

		March 31, 2019		December 31, 2018
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$22,944	$25,563	$22,187
Relationships with financial advisors	14.3	126,122	62,200	126,122	59,584
Covenants not-to-compete	3.8	6,964	6,378	6,964	6,258
Trade names	7.7	16,916	14,601	16,916	14,472
Total		$175,565	$106,123	$175,565	$102,501

Aggregate amortization expense for the three months ended March 31, 2019 and 2018 amounted to $3,622 and $3,835, respectively. The weighted-average amortization period for total amortizable intangibles at March 31, 2019 is 9.84 years. As of March 31, 2019, the remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remainder of 2019	$9,449
2020	11,466
2021	6,628
2022	6,554
2023	6,217
2024 - 2036	29,128
$69,442

6. Notes Receivable from Financial Advisors

From time to time, the Company’s subsidiaries may make loans to their financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest of up to 10.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2026.
The notes are amortized over the forgiveness period, which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of March 31, 2019 and December 31, 2018, the allowance amounted to $1,657 and $1,528, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

7. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at March 31, 2019, each, excluding Ladenburg, had a $250 minimum net capital requirement. Ladenburg, as a market maker, had a $270 minimum net capital requirement.

At March 31, 2019, Securities America had regulatory net capital of $14,837, Triad had regulatory net capital of $9,934, Investacorp had regulatory net capital of $9,525, KMS had regulatory net capital of $6,736, SSN had regulatory net capital of $6,536 and Ladenburg had regulatory net capital of $21,174.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraphs (k)(2)(i) and (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At March 31, 2019, Premier Trust had stockholders’ equity of $3,552, including at least $250 in cash.

8. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2019, the estimated annual effective tax rate for 2019 (exclusive of discrete items) is approximately 28.7% of projected pre-tax income. Our estimated annual tax expense consists of a provision for federal and state and local income taxes.

For the three months ended March 31, 2019, the Company recorded an income tax expense of $1,396 on pre-tax income of $4,828. The estimated annual effective tax rate is higher than the statutory rate of 21% related primarily to state and local taxes and certain non-deductible expenses including meals and entertainment and IRC §162(m).

For the three months ended March 31, 2018, the Company recorded an income tax expense of $2,172 on a pre-tax income of $7,636.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of March 31, 2019, the Company concluded that its deferred tax assets were realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses.

On January 1, 2018, the Company adopted ASC 606. Upon adoption, the Company recorded a net deferred tax liability of $3,600 with an offset to retained earnings.

9.	Notes Payable

Notes payable consisted of the following:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Note payable under subsidiary's term loan with bank	$6,823	$—
Note payable under subsidiary's revolver with bank	56	89
Notes payable to Kestler Financial Group's former shareholders	5,347	5,399
Notes payable to Four Seasons Financial Group's former shareholders	342	364
6.5% Senior Notes, net of $65 and $67 of unamortized discount in 2019 and 2018, respectively	82,744	82,742
7% Senior Notes, net of $44 of unamortized discount in 2019 and 2018	42,476	42,475
7.25% Senior Notes	60,000	60,000
7.25% December 2018 Notes, net of $6,100 and $6,261 of unamortized discount in 2019 and 2018, respectively	70,250	70,089
Less: Unamortized debt issuance costs	(6,801)	(7,086)
Total	$261,237	$254,072

The Company estimates that the fair value of notes payable was $276,465 at March 31, 2019 and $266,844 at December 31, 2018 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of March 31, 2019, the Company was in compliance with all covenants in its debt agreements.

Senior Notes

On November 21, 2017, the Company sold $72,500 principal amount of its 6.5% senior notes due November 2027 ("6.5% Senior Notes"). Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On December 12, 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of the 6.5% Senior Notes, which resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313, including $1,187 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In connection with the offering of Notes, certain members of the Company's management and Board of Directors purchased $10,400 of the Notes offered by the Company. In February 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 6.5% Senior Notes from time to time in an "at the market" offering in accordance with Rule 415 under the Securities Act. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales. During 2018, the Company sold $6,240 principal amount of 6.5% Senior Notes pursuant to the "at the market" offering. The Company did not sell any 6.5% Senior Notes pursuant to the "at the market" offering during the three months ended March 31, 2019.

On May 22, 2018, the Company sold $40,000 principal amount of its 7% senior notes due May 2028 ("7% Senior Notes") pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On June 22, 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes, which resulted in total gross proceeds of $41,412, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,020, including $464 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In June 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 7% Senior Notes from time to time in an "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales. During 2018, the Company sold $2,729 principal amount of 7% Senior Notes pursuant to the "at the market" offering. The Company did not sell any 7% Senior Notes pursuant to the "at the market" offering during the three months ended March 31, 2019. At March 31, 2019, Ladenburg held $1,622 of 7% Senior Notes, which are not included in notes payable.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

On August 9, 2018, the Company sold $60,000 principal amount of its 7.25% senior notes due September 2028 ("7.25% Senior Notes") pursuant to an underwritten offering. Interest on the 7.25% Senior Notes accrues from August 16, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7.25% Senior Notes in whole or in part on or after September 30, 2021 at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $60,000, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,135, including $120 of brokerage commissions earned by employees of Ladenburg, which served as one of the five underwriters in the offering.

Promissory Note - KFG

On August 31, 2018, as part of the consideration paid for the acquisition of Kestler Financial Group ("KFG"), the Company issued a promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4.00% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due and payable on or before November 15, 2036. The KFG Note may be prepaid in full or in part at any time without premium or penalty. The KFG Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the KFG Note.

Promissory Note - FSFG

In November 2018, as part of the consideration paid for the acquisition of Four Seasons Financial Group ("FSFG"), Highland issued two promissory notes (the "FSFG Notes") to the former shareholders of FSFG in the aggregate principal amount of $372, one bearing interest at 3.99% per annum and payable in equal monthly installments beginning on November 1, 2018, with the final installment being due and payable on or before October 1, 2021 and the other bearing interest at 4.75% per annum and payable in equal monthly installments beginning on November 15, 2018, with the final installment being due and payable on or before January 15, 2024. The FSFG Notes may be prepaid in full or in part at any time without premium or penalty. The FSFG Notes contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the FSFG Notes.

Promissory Notes - December 2018 Notes

On December 24, 2018, the Company entered into an agreement (the “Repurchase Agreement”) with its former principal shareholder, Phillip Frost, M.D., and an entity affiliated with Dr. Frost, Frost Nevada Investments Trust (together with Dr. Frost, the “Sellers”), pursuant to which the Company agreed to repurchase 50,900,000 shares of its common stock directly from the Sellers (the “Share Repurchase”) in a private transaction at a price of $2.50 per share. The Company funded the Share Repurchase with $50,900 in cash on hand and by issuing $76,350 in aggregate principal amount of 7.25% Senior Notes due 2028 (the “December 2018 Notes”) to the Sellers. Also, under the Repurchase Agreement, options to purchase 3,610,000 shares of the Common Stock held by Dr. Frost were cancelled in exchange for $3,000 in cash.

The December 2018 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The December 2018 Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries. The December 2018 Notes bear interest from December 24, 2018 at the rate of 7.25% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2019, and at maturity. The December 2018 Notes mature on September 30, 2028.

The Company may, at its option, at any time and from time to time, on or after September 30, 2021, redeem the December 2018 Notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed December 2018 Notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Bank Loan - Securities America

On February 6, 2019, Securities America Financial Corporation entered into an amendment to its loan agreement with a third-party financial institution to provide for a term loan in the aggregate principal amount of $7,000, with interest accruing at the rate of 5.52%. Securities America began monthly payments of principal and interest under the term loan in the amount of $212 on March 6, 2019. The term loan matures on February 6, 2022. The loan is collateralized by Securities America's assets. The loan agreement contains certain affirmative and negative covenants, including covenants regarding Securities America's client asset levels and number of financial advisors.Total interest expense related to the term loan was $35 for the three months ended March 31, 2019. At March 31, 2019, $6,823 was outstanding under the term loan.

10. Commitments and Contingencies

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

In January 2016, an amended complaint was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors. The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaint allege, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. In April 2018, the court granted the defendants’ motions to dismiss the second amended complaint with prejudice and entered final judgment for the defendants. In May 2018 the plaintiffs filed a notice of appeal of the dismissal order. If the plaintiffs’ appeal is successful, Ladenburg intends to vigorously defend against these claims.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

On April 6, 2018, the SEC issued an order against Securities America Advisors on consent that includes a cease and desist order and imposes remedial sanctions of disgorgement, prejudgment interest, and a fine; the combined total amount is $5,828, which had previously been reserved. In October 2018, Securities America Advisors received approval of its plan for distribution of the funds. Securities America Advisors is distributing the funds pursuant to the terms of the order.

In February 2018, the SEC announced a Share Class Selection Disclosure Initiative (“Initiative”) to encourage registered investment advisory firms to self-report failures to disclose conflicts of interest to clients concerning the selection of mutual fund share classes that paid fees pursuant to Rule 12b-1 of the Investment Company Act of 1940 for the period 2014-2016. Under the Initiative, the SEC requires self-reporting firms, among other things, to disgorge to clients the 12b-1 fees received during the relevant period when lower-cost share classes were available.  Three of the Company's investment advisory subsidiaries determined to self-report under the Initiative. On March 11, 2019, the SEC issued orders on consent against SSN Advisory, Inc. and Investacorp Advisory Services, Inc. that include cease and desist orders and impose remedial sanctions of disgorgement and prejudgment interest; the combined total amount is $2,149, which had previously been reserved. The matter was closed as to the third investment advisory subsidiary without formal action.

Two arbitration claims were filed against Securities America in June and September 2018, and one complaint was filed in the United States District Court for the Southern District of New York in February 2019, by a total of 14 customers asserting that a former registered representative of Securities America defrauded them through, among other things, the use of improper wire transfers and false account documents. The customers asserted, among other claims, claims for fraud, negligence, §10(b) violations, failure to supervise, respondeat superior, breach of fiduciary and other duties. In November and December 2018, settlements were reached resolving the two arbitration claims; the amounts paid in connection with those two claims were not material. Securities America is seeking to resolve the complaint, which asserts a total of $18,000 in compensatory damages.

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

The Company had accrued liabilities in the amount of approximately $3,968 at March 31, 2019 and $9,869 at December 31, 2018 for certain pending matters which are included in accounts payable and accrued liabilities. Amounts accrued are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, advice of counsel, available defenses, potential recoveries from other parties, experience in similar cases of proceedings, as well as assessment of matters, including settlements, involving other defendants in similar or related cases of proceedings. During the three months ended March 31, 2019 and March 31, 2018, the Company charged $1,031 and $2,572, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

11. Off-Balance-Sheet Risk and Concentration of Credit Risk

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by two clearing brokers. At March 31, 2019, the amount due from these clearing brokers was $42,059, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of March 31, 2019, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

12. Shareholders’ Equity

Repurchase Program

In March 2007, October 2011, November 2014, November 2016 and April 2019, the Company’s board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions.

Since inception through March 31, 2019, 25,184,105 shares of common stock have been repurchased for $66,116 under the program and have been retired. No shares were repurchased during the three months ended March 31, 2019. As of March 31, 2019, 2,315,895 shares remained available for purchase under the program. In April 2019, our board of directors authorized the repurchase of up to an additional 10,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions.

Stock Compensation Plans

As of March 31, 2019, there was $172 of unrecognized compensation cost for stock-based compensation related to options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 0.78 year for all grants.

Options were exercised to purchase 170,217 shares of the Company’s common stock during the three months ended March 31, 2019, respectively, for which the intrinsic value on dates of exercise was $235.

Restricted stock granted during the three months ended March 31, 2019 was as follows:

Grant Date	Final Vesting Date	Shares	Fair Value (1)
January 10, 2019 (2)	January 10, 2023	2,295,000	$7,436
January 25, 2019 (3)	January 25, 2021	30,000	86
		2,325,000	$7,522

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

(3)	Vests in two equal annual installments beginning on the first anniversary of the grant date.

As of March 31, 2019, there was $13,797 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $7,046 related to the 2019 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 3.05 years for all grants and approximately 3.76 years for the 2019 grants.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Stock-based compensation, including options and restricted stock, attributed to employees was $1,483 for the three and months ended March 31, 2019.

Stock-based compensation for consultants and independent financial advisors was $11 for the three months ended March 31, 2019. In the three months ended March 31, 2019, 341,704 shares were surrendered to cover payment of taxes.

Capital Stock

During the three months ended March 31, 2019, the Company sold 287,230 shares of Series A Preferred Stock, under the Company's "at the market" offering program, which provided total net proceeds to the Company of $6,915. During April 2019, the Company sold an additional 101,977 shares of Series A Preferred Stock, which provided total net proceeds of $2,549.

For the three months ended March 31, 2019, the Company paid dividends of $8,590, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

For the three months ended March 31, 2019, the Company paid a quarterly dividend of $0.0125 per share on its outstanding common stock. For the three months ended March 31, 2019, the Company paid dividends of $1,794 on its outstanding common stock.

13. Per Share Data

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

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended March 31,
	2019	2018
Basic weighted-average shares	143,311,024	195,898,794
Effect of dilutive securities:
Options to purchase common stock	—	—
Restricted shares of common stock	—	—
Dilutive potential common shares	—	—
Weighted average common shares outstanding and dilutive potential common shares	143,311,024	195,898,794

For the three months ended March 31, 2019, options and warrants to purchase 20,576,822 shares of common stock and 5,137,125 unvested restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

For the three months ended March 31, 2018, options and warrants to purchase 28,415,341 shares of common stock and 4,249,645 unvested restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

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

15. Segment Information

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

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs, change in fair value of contingent consideration related to acquisitions, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes excise and franchise tax expense, severance costs and compensation expense that may be paid in stock, is the primary profit measure the Company's management uses in evaluating financial performance for its reportable segments. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. The Company considers EBITDA, as adjusted, important in evaluating its financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. The Company uses EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. The Company believes that EBITDA, as adjusted, eliminates items that are not indicative of its core operating performance, such as acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs and financial advisor recruiting expenses, or do not involve a cash outlay, such as stock-related compensation, which is expected to remain a key element in our long-term incentive compensation program. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, income (loss) before income taxes, net income (loss) and cash flows provided by (used in) operating activities.

Segment information for the three months ended March 31, 2019 and 2018 was as follows:

Three Months Ended March 31, 2019	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$282,988	$15,811	$36,169	$487		$335,455
Income (loss) before income taxes	14,262	1,221	(476)	(10,179)	(1)	4,828
EBITDA, as adjusted (3)	22,798	1,603	169	(4,177)		20,393
Identifiable assets (2)	528,795	57,963	96,738	77,787		761,283
Depreciation and amortization	5,309	120	471	5		5,905
Interest	85	(13)	62	4,915		5,049
Capital expenditures	3,009	—	27	213		3,249
Non-cash compensation	259	179	—	1,056		1,494

Three Months Ended March 31, 2018
Revenues	$275,529	$22,314	$31,060	$481		$329,384
Income (loss) before income taxes	10,680	4,313	(131)	(7,226)	(1)	7,636
EBITDA, as adjusted (3)	20,011	4,651	441	(4,939)		20,164
Identifiable assets (2)	468,800	46,960	87,257	81,138		684,155
Depreciation and amortization	5,452	112	242	3		5,809
Interest	287	35	168	1,376		1,866
Capital expenditures	2,095	90	54	—		2,239
Non-cash compensation	310	176	57	951		1,494

(1) Includes interest expense, compensation, professional fees, and other general and administrative expenses related to the Corporate segment.

(2)	Identifiable assets are presented as of the end of the period.

(3)	The following table reconciles income before income taxes for the three months ended March 31, 2019 and 2018 to EBITDA, as adjusted.

	Three Months Ended March 31,
	2019	2018
Income before income taxes	$4,828	$7,636
Adjustments:
Interest income	(542)	(370)
Change in fair value of contingent consideration	112	61
Interest expense	5,049	1,866
Depreciation and amortization	5,905	5,809
Non-cash compensation expense	1,494	1,494
Amortization of retention and forgivable loans	143	76
Amortization of contract acquisition costs	2,777	2,210
Financial advisor recruiting expense	7	87
Acquisition-related expense	21	913
Income attributable to noncontrolling interest	(1)	(1)
Other (1) (2)	600	383
EBITDA, as adjusted	$20,393	$20,164

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$22,798	$20,011
Ladenburg	1,603	4,651
Insurance Brokerage	169	441
Corporate	(4,177)	(4,939)
Total segments	$20,393	$20,164

(1)
Includes severance costs of $10, excise and franchise tax expense of $148, compensation expense that may be paid in stock of $154 and non-recurring expenses related to a block repurchase of our common stock and other legal matters of $288 for the three months ended March 31, 2019.

(2)	Includes severance costs of $88, excise and franchise tax expense of $153 and compensation expense that may be paid in stock of $142 for the three months ended March 31, 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands, except share and per share data)

Overview

We are a diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America , Triad Advisors (“Triad”), Securities Service Network (“SSN”), Investacorp , KMS Financial Services (“KMS”), Ladenburg Thalmann & Co. (“Ladenburg”), Ladenburg Thalmann Asset Management (“LTAM”), Premier Trust (“Premier Trust”) and Highland Capital Brokerage (“Highland”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by our independent advisory and brokerage subsidiaries (Securities America, Triad, SSN, Investacorp and KMS) to their independent contractor financial advisors and wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

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

Recent Developments

Stock Repurchase Program

In April 2019, our board of directors authorized the repurchase of up to an additional 10,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions.

Common Stock Dividend

During the quarter ended March 31, 2019, we paid a quarterly dividend of $0.0125 per share on our outstanding common stock for $1,794, as compared to $0.01 per share in the first quarter of 2018 for $1,960.

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

During the three years ended March 31, 2019, we incurred $5,823 of acquisition indebtedness, related to the acquisitions in 2018 of certain assets by Highland. As of March 31, 2019, $5,689 of this acquisition-related indebtedness was outstanding.

Critical Accounting Policies

There have been no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2018. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

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

The following table includes a reconciliation of net income attributable to the Company as reported to EBITDA, as adjusted, for the periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Total revenues	$335,455	$329,384
Total expenses	330,515	321,687
Income before income taxes	4,828	7,636
Net income attributable to the Company	3,431	5,463

Reconciliation of net income attributable to the Company to EBITDA, as adjusted:
Net income attributable to the Company	$3,431	$5,463
Less:
Interest income	(542)	(370)
Change in fair value of contingent consideration	112	61
Add:
Interest expense	5,049	1,866
Income tax expense	1,396	2,172
Depreciation and amortization	5,905	5,809
Non-cash compensation expense	1,494	1,494
Amortization of retention and forgivable loans	143	76
Amortization of contract acquisition costs (3)	2,777	2,210
Financial advisor recruiting expense	7	87
Acquisition-related expense	21	913
Other (1) (2)	600	383
EBITDA, as adjusted	$20,393	$20,164

(1)
Includes severance costs of $10, excise and franchise tax expense of $148, compensation expense that may be paid in stock of $154 and non-recurring expenses related to a block repurchase of our common stock and other legal matters of $288 for the three months ended March 31, 2019.

(2)	Includes severance costs of $88, excise and franchise tax expense of $153 and compensation expense that may be paid in stock of $142 for the three months ended March 31, 2018.

(3)	See Note 2, "Revenue from Contracts with Customers" to our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for acquisition-related expense, amortization of retention and forgivable loans, amortization of contract acquisition costs, change in fair value of contingent consideration related to acquisitions, non-cash compensation expense, financial advisor recruiting expense and other expense, which includes excise and franchise tax expense, severance costs and compensation expense that may be paid in stock, is a key metric we use in evaluating our financial performance. EBITDA, as adjusted, is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended (the "Securities Act"). We consider EBITDA, as adjusted, important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of non-cash and non-recurring items, EBITDA, as adjusted, enables our Board of Directors and management to monitor and evaluate the business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions.

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

EBITDA, as adjusted, for the first quarter of 2019 was $20,393, an increase of $229 (1%), from EBITDA, as adjusted, of $20,164 for the first quarter of 2018. This increase was primarily due to an increase in EBITDA, as adjusted, in the independent advisory and brokerage services segment, partially offset by a decrease in our Ladenburg and insurance brokerage segments. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $2,787 (14%) on increased revenue of $7,459 (3%). EBITDA, as adjusted, in our Ladenburg segment decreased by $3,048 (66%) on decreased revenue of $6,503 (29%). EBITDA, as adjusted, in our insurance brokerage segment decreased by $272 (62%) on increased revenue of $5,109 (16%).

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
.

	Three Months Ended March 31,
	2019	2018
Revenues:
Independent advisory and brokerage services	$282,988	$275,529
Ladenburg	15,811	22,314
Insurance Brokerage	36,169	31,060
Corporate	487	481
Total revenues	$335,455	$329,384

Income (loss) before income taxes:
Independent advisory and brokerage services	$14,262	$10,680
Ladenburg	1,221	4,313
Insurance Brokerage	(476)	(131)
Corporate(1)	(10,179)	(7,226)
Total income (loss) before income taxes	$4,828	$7,636

EBITDA, as adjusted:
Independent advisory and brokerage services	$22,798	$20,011
Ladenburg	1,603	4,651
Insurance Brokerage	169	441
Corporate	(4,177)	(4,939)
Total EBITDA, as adjusted(2)	$20,393	$20,164

(1)	Includes interest expense, compensation, professional fees and other general administrative expenses related to the Corporate segment.

(2)	See Note 15 to our condensed consolidated financial statements for a reconciliation of income before income taxes to EBITDA, as adjusted.

Three months ended March 31, 2019 versus three months ended March 31, 2018

For the quarter ended March 31, 2019, we had net income attributable to the Company of $3,431 as compared to net income attributable to the Company of $5,463 for the quarter ended March 31, 2018, primarily due to a decrease in profitability at our Ladenburg investment banking segment and increased overall expenses. The increase of $6,071 (2%) in total revenues was offset by a $8,828 (3%) increase in total expenses.

Our total revenues for the three months ended March 31, 2019 increased by $6,071 (2%) from the 2018 period, primarily attributable to increases in commissions, service fees and other income, partially offset by lower investment banking revenues. First quarter 2019 revenues included increases in commissions of $3,643, service fees of $7,301, other income of $1,073, principal transactions of $761 and interest and dividends of $429, partially offset by decreases in advisory fees of $475 and investment banking revenue of $6,661. Our independent advisory and brokerage services segment revenues increased by $7,459 (3%) from the 2018 period, mainly as a result of increased service fees and other income, partially offset by a decrease in commissions and advisory fee revenues. Our Ladenburg segment revenues in the first quarter of 2019 decreased by $6,503 (29%) from the comparable 2018 quarter. Our insurance brokerage segment revenues increased by $5,109 (16%) for the three months ended March 31, 2019 compared to the prior-year period, primarily due to the acquisition of certain assets of Kestler Financial Group by Highland. Our corporate segment revenue increased by $6 (1%) primarily due to interest and dividends earned on higher cash balances.

Our total expenses for the three months ended March 31, 2019 increased by $8,828 (3%) as compared to the 2018 period, mostly driven by increases of $5,388 (17%), $3,892 (2%) and $2,959 (38%) in our insurance brokerage, independent advisory and brokerage services segments and corporate segment, respectively. This increase in total expenses was partially offset by a decrease in our Ladenburg segment of $3,411 (19%).

First quarter 2019 expenses included increases in commissions and fees expense of $2,991, interest expense of $3,183, other expenses of $3,205, compensation and benefits expense of $1,335 and amortization of contract acquisition costs of $567, partially offset by decreases in brokerage, communication and clearance fee expense of $1,318, acquisition-related expenses of $892 and professional services expense of $583.

Commissions revenue for the three months ended March 31, 2019 increased by $3,643 (2%) as compared to the 2018 period, primarily attributable to an increase in revenue from our insurance brokerage segment by $5,240 (17%) due to the acquisition of KFG. This was partially offset by a decrease in commissions revenue in our independent advisory and brokerage services segment of $874 (1%) due to the decrease in sales of mutual funds and equity trades. Additionally, commissions revenue in our Ladenburg segment decreased by $723 (23%) for the first quarter of 2019 as compared to the prior-year period driven by decreased investment banking revenue due to lower activity associated with the temporary U.S. government shutdown.

Advisory fee revenue for the three months ended March 31, 2019 decreased by $475 (0%) as compared to the 2018 period primarily due to lower advisory asset balances due to market declines in the fourth quarter of 2018. Advisory fee revenue decreased in our Ladenburg segment by $256 (14%) and in our independent advisory and brokerage services segment by $165 (0%). Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at March 31, 2019 increased by 10% as compared to March 31, 2018 and by 11% as compared to December 31, 2018, primarily due to improved market conditions. Total advisory assets under management at March 31, 2019 were approximately $81,100,000 as compared to $73,600,000 at March 31, 2018 and $72,800,000 at December 31, 2018.

The $6,661 (40%) decrease in investment banking revenue for the three months ended March 31, 2019 as compared to the 2018 period was primarily driven by a $6,956 decrease in capital raising revenue, partially offset by an increase of $295 in strategic advisory services revenue as compared to the prior-year period. Capital markets activity was negatively impacted during the first quarter 2019 by the temporary U.S. government shutdown. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $7,623 for the 2019 first quarter as compared to $14,579 for the 2018 first quarter. Strategic advisory services revenue was $2,206 in the first quarter of 2019 as compared to $1,911 in the comparable 2018 quarter.

The $761 (456%) increase in principal transactions revenue for the three months ended March 31, 2019 as compared to the 2018 period was primarily attributable to our Ladenburg segment which had an increase of $872 due to an increase in the market value of the firm's investments.

The $429 (55%) increase in interest and dividends revenue for the three months ended March 31, 2019 as compared to the 2018 period was primarily driven by higher cash balances and interest rates in the 2019 period.

The $7,301 (29%) increase in service fees revenue for the three months ended March 31, 2019 as compared to the 2018 period was driven by an increase of $7,221 in our independent advisory and brokerage segment. The total increase was primarily due to increases in revenue from our cash sweep programs of $7,523, partially offset by a decrease in trading and services and fees of $691. Service fees revenue from our cash sweep programs was $17,777 in the first quarter of 2019 as compared to $10,254 in the 2018 period, reflecting the impact of the 2018 increases in the target rate for the federal funds effective rate and the implementation of new cash sweep programs. Future levels of service fees revenue from our cash sweep programs are dependent upon prevailing interest rates and cash asset levels. At March 31, 2019, client assets included cash balances of approximately $4,508,000, including approximately $4,134,000 participating in our cash sweep programs.

The $1,073 (11%) increase in other income for the three months ended March 31, 2019 as compared to the 2018 period was primarily attributable to an increase in our independent advisory and brokerage services segment of $1,079. Total other income grew due to increases in conference revenue of $1,843 and deferred compensation investment revenue of $1,494, partially offset by decreases in growth incentive credits from our clearing firms of $2,672.

The $2,991 (1%) increase in commissions and fees expense for the three months ended March 31, 2019 as compared to the 2018 period was primarily due to the increase in commissions revenue in our insurance brokerage segment due to the acquisition of certain assets of Kestler Financial Group by Highland. This was partially offset by lower commission and fees expense in the independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment and insurance agents who serve as independent contractors in our insurance brokerage segment. These payments to the independent contractor registered representatives and insurance agents are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives and insurance agents increase their business, both our revenues and expenses increase as our representatives and agents earned increased compensation based on the higher revenues produced.

The $1,335 (3%) increase in compensation and benefits expense for the three months ended March 31, 2019 as compared to the 2018 period was attributable to an increase in our independent advisory and brokerage services segment of $3,205, partially offset by a decrease in our Ladenburg segment of $2,691. The increase in salaries and benefits in our independent advisory and brokerage services segment was due to a 13% headcount increase as compared to the prior-year period as a result of business expansion. The decrease in compensation in our Ladenburg segment was due to a decrease in revenue driven compensation.

The $1,318 (25%) decrease in brokerage, communication and clearance fees expense for the three months ended March 31, 2019 as compared to the 2018 period was driven primarily by a decrease of $1,044 in our independent advisory and brokerage services segment and a decrease of $245 in our Ladenburg segment. The decrease in expense resulted from increased levels of clearing credits during the 2019 period, resulting from new annual business credits being received in connection with the May 2018 extension of the term of our clearing agreements with one of our clearing firms.

The $177 (7%) increase in rent and occupancy expense, net of sublease revenue, for the three months ended March 31, 2019 as compared to the 2018 period was primarily attributable to an increase of $192 in our insurance brokerage segment.

The $583 (12%) decrease in professional services expense for the three months ended March 31, 2019 as compared to the 2018 period primarily was due to lower legal expenses of $556 in our Ladenburg segment.

The $3,183 (171%) increase in interest expense for the three months ended March 31, 2019 as compared to the 2018 period primarily resulted from an increased average debt balance due to the issuance of senior notes in the second, third and fourth quarters of 2018. Our average outstanding debt balance was approximately $257,669 in the first quarter of 2019 as compared to $96,639 in the first quarter of 2018. The average interest rate was 6.9% for the three months ended March 31, 2019 and 6.6% for the comparable 2018 period. Our outstanding debt balance as of March 31, 2019 primarily included $261,679 of indebtedness due to the issuance of our senior notes, $6,823 of a new term loan and $5,689 of indebtedness incurred in connection with asset acquisitions in our insurance brokerage segment. We expect higher interest expense in 2019 due to the issuance of senior notes.

The $892 (98%) decrease in acquisition-related expense for the three months ended March 31, 2019 as compared to the 2018 period was due to a decrease in our independent advisory and brokerage services segment. The three months ended March 31, 2018 included expense associated with temporary help and overtime compensation related to newly recruited advisors.

The $567 (26%) increase in amortization of contract acquisition costs for the three months ended March 31, 2019 as compared to the 2018 period was primarily due to an increase in our independent advisory and brokerage services segment.

The $3,205 (18%) increase in other expense for the three months ended March 31, 2019 as compared to the 2018 period was primarily driven by increases at our independent advisory and brokerage services segment of $3,441, our insurance brokerage segment of $474 and our Ladenburg segment of $164, partially offset by a decrease in our corporate segment of $874. The total increase in other expense was primarily attributable to increases in conference expense of $1,902, increases in deferred compensation expense of $1,554 and increases in computer and software expenses of $1,159, partially offset by a decrease in legal settlement expense of $1,540.

We had income tax expense of $1,396 for the three months ended March 31, 2019 as compared to income tax expense of $2,172 in the comparable 2018 period.

As of March 31, 2019, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis, with the exception of certain separate company state net operating losses. The income tax provision includes a provision for federal, state and local income taxes. See Note 8 to our condensed consolidated financial statements.

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

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year. The effective tax rate differs from the federal statutory income tax rate of 21% for the 2019 period primarily related to state and local taxes and certain non-deductible expenses. The effective tax rate differs from the federal statutory income tax rate of 21% for the 2018 period primarily related to tax amortization of indefinite-lived intangibles including goodwill, federal alternative minimum tax and state and local income taxes.

Liquidity and Capital Resources

Approximately 29% and 30% of our total assets at March 31, 2019 and December 31, 2018, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At March 31, 2019, each of Securities America, Triad, Investacorp, KMS and SSN was subject to a $250 minimum net capital requirement. Ladenburg, as a market maker, was subject to a $270 minimum net capital requirement.

At March 31, 2019, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $14,837, Triad $9,934, Investacorp $9,525, KMS $6,736, SSN $6,536 and Ladenburg $21,174. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At March 31, 2019, Premier Trust had stockholders’ equity of $3,552, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations and sales of securities in public or private transactions. We believe that we have adequate cash and regulatory capital to fund our current level of operating activities through at least May 2020.

In June 2018, we entered into an equity distribution agreement under which we may sell up to 6,832,841 shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act. This equity distribution agreement replaced our previous equity distribution agreement pursuant to which we could sell up to 8,000,000 shares of our Series A Preferred Stock. During the three months ended March 31, 2019, we sold 287,230 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided total net proceeds of $6,915. As of March 31, 2019, we had 6,545,611 shares of Series A Preferred Stock remaining available for sale under such equity distribution agreement. During April 2019, we sold an additional 101,977 shares of Series A Preferred Stock, which provided total net proceeds of $2,549.

On November 21, 2017, we sold $72,500 principal amount of our 6.5% Senior Notes. Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the fourth quarter of 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of 6.5% Senior Notes. The offering resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313. In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 6.5% Senior Notes from time to time in an "at the market" offering. During 2018, we sold $6,240 principal amount of 6.5% Senior Notes, pursuant to the "at the market" offering and received net proceeds of $6,058. We did not sell any 6.5% Senior Notes pursuant to the "at the market" offering during the three months ended March 31, 2019.

On May 22, 2018, we sold $40,000 principal amount of our 7% Senior Notes pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the second quarter of 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes. The offering resulted in total gross proceeds of $41,412, before deducting (i) the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,020 and (ii) $1,622 of 7% Senior Notes repurchased by Ladenburg. In June 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 7% Senior Notes from time to time in an "at the market" offering. In 2018, we sold $2,729 principal amount of 7% Senior Notes, pursuant to the "at the market" offering for net proceeds of $2,682. We did not sell any 7% Senior Notes pursuant to the "at the market" offering during the three months ended March 31, 2019.

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

We believe our existing assets and cash flows from operations will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends on our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of March 31, 2019.

Cash used in operating activities for the three months ended March 31, 2019 was $20,146, which primarily consisted of our net income of $3,432 adjusted for non-cash expenses, decreases in accrued compensation, increases in receivables from clearing brokers, decreases in accounts payable and accrued liabilities, increases of contract acquisition costs, increases in other receivables and decreases in lease liability, partially offset by decreases in other assets.

Cash used in operating activities for the three months ended March 31, 2018 was $15,164, which primarily consisted of our net income of $5,464 adjusted for non-cash expenses, amortization of intangible assets, deferred income taxes, increases in receivables from clearing brokers, contract acquisition costs, other assets, other receivables, as well as, decreases in accrued compensation partially offset by increases in accounts payable.

During the first quarter of 2018, we funded approximately $13,000 of additional loans to newly-recruited financial advisors. These loans are generally forgivable over a three-to-seven year period, subject to certain restrictions.

Investing activities used $3,249 for the three months ended March 31, 2019, primarily due to the purchase of furniture, equipment and leasehold improvements. Investing activities used $2,239 for the three months ended March 31, 2018, primarily due to the purchase of furniture, equipment and leasehold improvements.

Financing activities provided $2,731 for the three months ended March 31, 2019, primarily due to borrowings on the term note of $7,000, and issuance of our Series A Preferred Stock of $6,915, partially offset by payment of $8,590 of dividends on our Series A Preferred Stock, $1,794 of dividends on our common stock and $1,052 used for common stock repurchases and retirements.

Financing activities used $9,283 for the three months ended March 31, 2018, primarily due to payment of $8,508 of dividends on our Series A Preferred Stock, payment of $1,960 of dividends on our common stock, $1,729 used for common stock repurchases and retirements and $2,448 in payments of outstanding indebtedness that included a $1,269 repayment of outstanding notes related to the SSN acquisition, a $510 repayment of outstanding notes related to the KMS acquisition and a $669 bank loan and revolver repayment. This was partially offset by $4,385 from the issuance of senior notes and $1,014 from the issuance of common stock upon option exercises and under our employee stock purchase plan.

At March 31, 2019, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $45,148, through January 2030. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $58 through February 2020.

In connection with an office lease entered into in March 2016, Securities America has exercised an option to lease additional office space, which is under construction, for 12 years and would require the payment of an estimated average annual rent of $2,000, subject to certain adjustments. The Company currently expects that this lease will commence in 2020 upon completion of the construction. Such estimated rent amounts are not included in the total minimum lease payments above.

On November 6, 2013, Securities America entered into a loan agreement (the “SA Loan Agreement”) with a third-party financial institution for a revolving credit facility. Revolving loans bear interest at 5.5% per annum over a 5-year term. On April 21, 2017, the SA Loan Agreement was amended to modify the interest rate for new revolving loans to prime plus 2.25%. At March 31, 2019, $56 was outstanding and $1,000 was available under the revolving credit facility.

On February 6, 2019, the SA Loan Agreement was amended to provide for a new term loan in the aggregate principal amount of $7,000, with interest at the rate of 5.52% per annum. Securities America began monthly payments of principal and interest under the new term loan in the amount of $212 on March 6, 2019. The term loan matures on February 6, 2022. The loans are collateralized by Securities America's assets. The SA Loan Agreement contains certain affirmative and negative covenants, including covenants regarding Securities America's client assets levels and number of financial advisors.

On August 31, 2018, as part of the consideration paid for the acquisition of certain assets of Kestler Financial Group ("KFG"), an affiliate of Highland issued a promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due on November 15, 2036. The KFG Note may be prepaid in full or in part at any time without premium or penalty. The KFG Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the KFG Note. Total interest expense on the KFG Note was $54 for the three months ended March 31, 2019.

In November 2018, as part of the consideration paid for the acquisition of certain assets of Four Seasons Financial Group ("FSFG"), Highland issued two promissory notes in the amounts of $169 and $203, bearing interest at 3.99% and 4.75%, per annum, respectively and payable in equal monthly installments. The notes mature on October 1, 2021 and January15, 2024, respectively.

In December 2018, as part of the consideration paid for the repurchase of 50.9 million shares of our common stock, we issued $76.35 million aggregate principal amount of 7.25% Senior Notes due 2028 (the “December 2018 Notes”) to the sellers of the common stock. The December 2018 Notes are senior unsecured obligations of ours and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The December 2018 Notes are effectively subordinated in right of payment to all of our existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. The December 2018 Notes bear interest from December 24, 2018 at the rate of 7.25% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2019, and at maturity. The December 2018 Notes mature on September 30, 2028. We may, at our option, at any time and from time to time, on or after September 30, 2021, redeem the December 2018 Notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed December 2018 Notes. The December 2018 Notes contain exchange and resale registration rights that require us, at the written request of the note holders, to use commercially reasonable efforts to issue in exchange for the December 2018 Notes a new series of notes under our existing Indenture, dated as of November 21, 2017, as amended and supplemented from time to time, on substantially the same terms as our outstanding publicly-traded 7.25% Senior Notes due 2028, which have substantially the same terms as the December 2018 Notes, effect the registration with the SEC of the resale and listing of the December 2018 Notes on the NYSE American, and assist in marketing the December 2018 Notes for resale. We have received such written request from the note holders regarding the exchange and resale registration rights.

In March 2007, October 2011, November 2014, November 2016 and April 2019, our board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. No shares were repurchased pursuant to the repurchase program during the three months ended March 31, 2019. As of March 31, 2019, 25,184,105 shares had been repurchased for $66,116 under the program and have been retired. As of March 31, 2019, 2,315,895 shares remained available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

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

Contractual Obligations

Except as set forth below, there are no material updates to the Contractual Obligations table as disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

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

We maintain inventories of trading securities. At March 31, 2019, the fair market value of our inventories was $7,967 in long positions and $5,097 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at March 31, 2019 will have a material adverse effect on our consolidated financial position or results of operations.

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

These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2018 and our subsequent quarterly reports, important factors that could cause actual results to differ materially from these contained in any forward-looking statement made by or on behalf of us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the first quarter of 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2019	330,629	(2)	$—	—	2,315,895
February 1 to February 31, 2019	—		—	—	2,315,895
March 1 to March 31, 2019	11,075	(3)	—	—	2,315,895
Total	341,704		$—	—

(1)
In March 2007, October 2011, November 2014, November 2016 and April 2019, our board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 31, 2019, 25,184,105 shares had been repurchased for $66,116 under the program and 2,315,895 shares remain available for repurchase under the program depending on market conditions. In April 2019, our board of directors authorized the repurchase of up to an additional 10,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We intend to execute similar Rule 10b5-1 plans periodically in the future.

(2)
Includes 330,629 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company's Amended and Restated 2009 Incentive Compensation Plan.

(3)
Includes 11,075 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company's Amended and Restated 2009 Incentive Compensation Plan.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	May 9, 2019	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)