Form 10-Q
period 2019-06-30
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2019-08-08
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 001-15799

Ladenburg Thalmann Financial Services Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0701248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4400 Biscayne Boulevard, 12th Floor
Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)
(305) 572-4100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	LTS	NYSE American
8.00% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	LTS PrA	NYSE American
6.50% Senior Notes due 2027	LTSL	NYSE American
7% Senior Notes due 2028	LTSF	NYSE American
7.25% Senior Notes due 2028	LTSK	NYSE American
7.75% Senior Notes due 2029	LTSH	NYSE American

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
Yes  ___ No  X

As of August 5, 2019 there were 148,550,370 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS

Cash and cash equivalents	$239,780	$182,693
Securities owned, at fair value	4,820	10,923
Receivables from clearing brokers	35,049	24,068
Receivables from other broker-dealers	2,641	7,078
Notes receivable from financial advisors, net	6,055	5,809
Other receivables, net	70,480	68,942
Insurance trailing commissions receivable	65,370	64,300
Fixed assets, net	31,463	29,994
Right-of-use assets	33,396	—
Restricted cash	770	6,588
Intangible assets, net	65,825	73,064
Goodwill	126,079	126,079
Contract acquisition costs, net	85,754	80,726
Cash surrender value of life insurance	13,815	11,406
Income taxes receivable	—	2,156
Other assets	36,252	47,078
Total assets	$817,549	$740,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$3,397	$2,575
Accrued compensation	25,800	39,264
Commissions and fees payable	105,673	105,306
Accounts payable and accrued liabilities	43,696	48,741
Deferred rent	—	2,956
Lease liabilities	36,395	—
Deferred income taxes	14,018	14,068
Deferred compensation liability	23,672	20,622
Accrued interest	1,792	123
Notes payable, net of unamortized discount of $6,045 and $6,372 in 2019 and 2018, respectively and net of debt issuance costs of $8,633 and $7,086 in 2019 and 2018, respectively.	316,416	254,072
Total liabilities	570,859	487,727

Commitments and contingencies (Note 10)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2019 and 2018; shares issued and outstanding 17,401,282 in 2019 and 17,012,075 in 2018 (liquidation preference $435,032 and $425,302 in 2019 and 2018, respectively)	2	2
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2019 and 2018; shares issued and outstanding, 148,501,131 in 2019 and 146,535,796 in 2018	15	14
Additional paid-in capital	326,928	344,356
Accumulated deficit	(80,327)	(91,246)

Total shareholders’ equity of the Company	246,618	253,126
Noncontrolling interest	72	51
Total shareholders' equity	246,690	253,177
Total liabilities and shareholders' equity	$817,549	$740,904
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Commissions	$179,752	$180,381	$346,681	$343,667
Advisory fees	125,993	122,638	239,901	237,021
Investment banking	11,539	11,729	21,368	28,219
Principal transactions	601	233	1,529	400
Interest and dividends	1,328	1,080	2,544	1,867
Service fees	32,387	27,585	64,590	52,487
Other income	11,980	14,110	22,422	23,479
Total revenues	363,580	357,756	699,035	687,140
Expenses:
Commissions and fees	255,148	254,405	489,450	485,716
Compensation and benefits	51,904	48,573	100,488	95,822
Non-cash compensation	1,444	1,568	2,938	3,062
Brokerage, communication and clearance fees	3,563	2,941	7,564	8,260
Rent and occupancy, net of sublease revenue	2,644	2,387	5,314	4,880
Professional services	5,269	5,311	9,704	10,329
Interest	5,573	2,154	10,622	4,020
Depreciation and amortization	5,906	5,762	11,811	11,571
Acquisition-related expenses	3	—	24	913
Amortization of retention and forgivable loans	109	107	252	183
Amortization of contract acquisition costs	2,874	2,361	5,651	4,571
Other	19,545	18,253	40,679	36,182
Total expenses	353,982	343,822	684,497	665,509
Income before item shown below	9,598	13,934	14,538	21,631
Change in fair value of contingent consideration	(85)	(50)	(197)	(111)
Income before income taxes	9,513	13,884	14,341	21,520
Income tax expense	2,005	4,574	3,401	6,746
Net income	7,508	9,310	10,940	14,774
Net income attributable to noncontrolling interest	20	8	21	9
Net income attributable to the Company	$7,488	$9,302	$10,919	$14,765
Dividends declared on preferred stock	(8,695)	(8,508)	(17,285)	(17,016)
Net (loss) income available to common shareholders	$(1,207)	$794	$(6,366)	$(2,251)

Net (loss) income per common share available to common shareholders (basic)	$(0.01)	$0.00	$(0.04)	$(0.01)

Net (loss) income per common share available to common shareholders (diluted)	$(0.01)	$0.00	$(0.04)	$(0.01)

Weighted average common shares used in computation of per share data:
Basic	143,444,079	196,557,837	143,377,919	196,230,136
Diluted	143,444,079	209,855,936	143,377,919	196,230,136
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total
Balance - March 31, 2018	17,012,075	$2	200,517,787	$20	$510,409	$(119,541)	$24	$390,914
Issuance of common stock under employee stock purchase plan	—	—	29,357	—	95	—	—	95
Exercise of stock options, net of 72,062 shares tendered in payment of exercise price	—	—	953,481	—	1,504	—	—	1,504
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	20	—	—	20
Stock-based compensation to employees	—	—	—	—	1,548	—	—	1,548
Issuance of restricted stock	—	—	260,000	—	—	—	—	—
Repurchase and retirement of common stock, including 7,898 restricted shares surrendered for tax withholdings and 9,478 shares tendered in payment of exercise price	—	—	(489,591)	—	(1,699)	—	—	(1,699)
Preferred stock issued, net of underwriting discount and expense of $52	—	—	—	—	(52)	—	—	(52)
Preferred stock dividends declared and paid	—	—	—	—	(8,508)	—	—	(8,508)
Common stock dividends declared and paid	—	—	—	—	(1,969)	—	—	(1,969)
Net income	—	—	—	—	—	9,302	8	9,310
Balance - June 30, 2018	17,012,075	$2	201,271,034	$20	$501,348	$(110,239)	$32	$391,163

Balance - March 31, 2019	17,299,305	$2	148,746,413	$15	$341,768	$(87,815)	$52	$254,022
Issuance of common stock under employee stock purchase plan	—	—	29,534	—	96	—	—	96
Exercise of stock options, net of 543,850 shares tendered in payment of exercise price	—	—	2,034,860	—	869	—	—	869
Stock-based compensation granted to consultants and independent financial advisors	—	—	—	—	4	—	—	4
Stock-based compensation to employees	—	—	—	—	1,440	—	—	1,440
Issuance of restricted stock	—	—	460,000	—	—	—	—	—
Unvested restricted stock forfeitures	—	—	(82,500)	—	—	—	—	—
Repurchase and retirement of common stock, including 660,756 shares surrendered for tax withholdings and 12,673 shares tendered in exercise of options	—	—	(2,687,176)	—	(9,295)	—	—	(9,295)
Preferred stock issued, net of underwriting discount and expense of $15	101,977	—	—	—	2,534	—	—	2,534
Preferred stock dividends declared and paid	—	—	—	—	(8,695)	—	—	(8,695)
Common stock dividends declared and paid	—	—	—	—	(1,793)	—	—	(1,793)
Net income	—	—	—	—	—	7,488	20	7,508
Balance - June 30, 2019	17,401,282	$2	148,501,131	$15	$326,928	$(80,327)	$72	$246,690
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total
Balance - December 31, 2017	17,012,075	$2	198,583,941	$20	$520,135	$(149,778)	$12	$370,391
Cumulative effect of adoption of ASC 606 (See Note 2)	—	—	—	—	—	24,774	11	24,785
Balance - January 1, 2018	17,012,075	2	198,583,941	20	520,135	(125,004)	23	395,176
Issuance of common stock under employee stock purchase plan	—	—	89,301	—	281	—	—	281
Exercise of stock options (net of 203,132 shares tendered in payment of exercise price)	—	—	1,507,080	—	2,332	—	—	2,332
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	27	—	—	27
Stock-based compensation to employees	—	—	—	—	3,035	—	—	3,035
Issuance of restricted stock	—	—	2,115,000	—	—	—	—	—
Repurchase and retirement of common stock, including 247,379 shares surrendered for tax withholdings and 19,294 shares tendered in payment of exercise price	—	—	(1,024,288)	—	(3,428)	—	—	(3,428)
Preferred stock issued, net of underwriting discount and expense of $89	—	—	—	—	(89)	—	—	(89)
Preferred stock dividends declared and paid	—	—	—	—	(17,016)	—	—	(17,016)
Common stock dividends declared and paid	—	—	—	—	(3,929)	—	—	(3,929)
Net income	—	—	—	—	—	14,765	9	14,774
Balance - June 30, 2018	17,012,075	$2	201,271,034	$20	$501,348	$(110,239)	$32	$391,163

Balance - December 31, 2018	17,012,075	$2	146,535,796	$14	$344,356	$(91,246)	$51	$253,177
Issuance of common stock under employee stock purchase plan	—	—	86,638	—	250	—	—	250
Exercise of stock options, net of 543,850 shares tendered in payment of exercise price	—	—	2,205,077	—	1,154	—	—	1,154
Stock-based compensation granted to consultants and independent financial advisors	—	—	—	—	15	—	—	15
Stock-based compensation to employees	—	—	—	—	2,923	—	—	2,923
Issuance of restricted stock	—	—	2,785,000	1	—	—	—	1
Unvested restricted stock forfeitures	—	—	(82,500)	—	—	—	—	—
Repurchase and retirement of common stock, including 1,002,460 shares surrendered for tax withholdings and 12,673 shares tendered in exercise of options	—	—	(3,028,880)	—	(10,347)	—	—	(10,347)
Preferred stock issued, net of underwriting discount and expense of $19	389,207	—	—	—	9,449	—	—	9,449
Preferred stock dividends declared and paid	—	—	—	—	(17,285)	—	—	(17,285)
Common stock dividends declared and paid	—	—	—	—	(3,587)	—	—	(3,587)
Net income	—	—	—	—	—	10,919	21	10,940
Balance - June 30, 2019	17,401,282	$2	148,501,131	$15	$326,928	$(80,327)	$72	$246,690
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$10,940	$14,774
Adjustments to reconcile net income to
net cash provided by operating activities:
Change in fair value of contingent consideration	197	111
Adjustment to deferred rent	—	621
Amortization of right-of-use assets	3,848	—
Amortization of intangible assets	7,241	7,670
Amortization of debt discount	533	226
Amortization of debt issue cost	190	215
Amortization of retention and forgivable loans	252	183
Amortization of contract acquisition costs	5,651	4,571
Depreciation and other amortization	4,507	3,901
Deferred income taxes	(50)	(45)
Non-cash compensation expense	2,938	3,062
Gain on forgiveness of accrued interest under forgivable loans	—	(79)
Gain on forgiveness of principal of note payable under forgivable loans	—	(2,143)
Loss on write-off of furniture, fixtures and leasehold improvements, net	2	18

(Increase) decrease in operating assets
Securities owned, at fair value	6,103	(2,667)
Receivables from clearing brokers	(10,981)	3,530
Receivables from other broker-dealers	4,437	302
Other receivables, net	(1,538)	(9,826)
Insurance trailing commissions receivable	(1,070)	—
Contract acquisition costs, net	(10,679)	(20,203)
Notes receivable from financial advisors, net	(498)	727
Cash surrender value of life insurance	(2,409)	(196)
Income taxes receivable	2,156	—
Other assets	10,826	(2,894)

Increase (decrease) in operating liabilities
Securities sold, but not yet purchased, at fair value	822	4,689
Accrued compensation	(13,464)	(5,815)
Accrued interest	1,669	38
Commissions and fees payable	367	8,578
Deferred compensation liability	3,050	1,838
Lease liabilities	(3,810)	—
Accounts payable and accrued liabilities	(5,063)	14,817
Net cash provided by operating activities	16,167	26,003

Cash flows from investing activities:
Purchases of fixed assets	(6,153)	(6,605)
Net cash used in investing activities	(6,153)	(6,605)

Cash flows from financing activities:
Issuance of Series A preferred stock	9,449	(89)
Issuance of common stock	1,404	2,613
Issuance of senior notes	55,557	45,936
Series A preferred stock dividends paid	(17,285)	(17,016)
Common stock dividends paid	(3,587)	(3,929)
Repurchase and retirement of common stock	(10,347)	(3,428)
Borrowings on term loan	7,000	—
Bank loan and revolver repayments	(788)	(1,346)
Principal payments on notes payable	(148)	(3,566)
Net cash provided by financing activities	41,255	19,175
Net increase in cash and cash equivalents	51,269	38,573
Cash and cash equivalents including restricted cash, beginning of period	189,281	172,863
Cash and equivalents at end of period:
Cash and cash equivalents	239,780	204,847
Restricted cash	770	6,589
Cash and cash equivalents including restricted cash, end of period	$240,550	$211,436

Supplemental cash flow information:
Interest paid	$8,230	$3,540
Taxes paid	351	275

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Amounts in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Ladenburg Thalmann Financial Services Inc. (the “Company” or “LTS”) is a holding company. Its principal operating subsidiaries are Securities America, Triad Advisors (‘‘Triad’’), Investacorp, KMS Financial Services (“KMS”), Securities Service Network (“SSN”), Ladenburg Thalmann & Co. (‘‘Ladenburg’’), Ladenburg Thalmann Asset Management (‘‘LTAM’’), Premier Trust (‘‘Premier Trust’’) and Highland Capital Brokerage (“Highland”).

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees by aligning the accounting with the requirements for employee share-based compensation. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2018-07 was effective January 1, 2019 and did not have any impact on the consolidated financial statements.

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

Other Income

The Company receives fees from distributors of certain products sold by financial advisors affiliated with the Company's independent advisory and brokerage subsidiaries. These fees are for marketing support and sales force education and training efforts. Compensation for these performance obligations is generally calculated as a fixed fee, as a percentage of the average annual amount of product sponsor assets held in advisors' clients' accounts, as a percentage of new sales, or a combination. As the value of product sponsor assets held in advisor's clients' accounts is susceptible to unpredictable market changes, fees based on asset levels or sales include variable consideration and are constrained until the date that the fees are determinable. The Company is the principal in these arrangements as it is responsible for and determines the level of servicing and marketing support it provides to the product sponsors.

In addition, the Company's independent advisory and brokerage subsidiaries host certain advisor conferences that serve as training, education, sales, and marketing events, for which a fee may be charged for attendance to advisors and product sponsors.  Recognition is at a point-in-time when the conference is held and the Company satisfies its performance obligations.

Disaggregation of Revenue

In the following table, revenue is disaggregated by service line and segment:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

For the Three Months Ended June 30, 2019	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$134,174	$2,584	$42,994	$—	$179,752
Advisory fees	124,104	1,889	—	—	125,993
Investment banking	149	11,390	—	—	11,539
Principal transactions	19	612	—	(30)	601
Interest and dividends	645	251	—	432	1,328
Service fees	31,558	576	—	253	32,387
Other income	11,183	131	612	54	11,980
Total revenues	$301,832	$17,433	$43,606	$709	$363,580

For the Three Months Ended June 30, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$140,360	$2,936	$37,085	$—	$180,381
Advisory fees	120,690	1,892	—	56	122,638
Investment banking	313	12,085	—	(669)	11,729
Principal transactions	(4)	229	—	8	233
Interest and dividends	620	160	—	300	1,080
Service fees	26,772	619	—	194	27,585
Other income	10,720	199	840	2,351	14,110
Total revenues	$299,471	$18,120	$37,925	$2,240	$357,756

For the Six Months Ended June 30, 2019	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$263,045	$5,074	$78,562	$—	$346,681
Advisory fees	236,452	3,449	—	—	239,901
Investment banking	346	21,022	—	—	21,368
Principal transactions	12	1,640	—	(123)	1,529
Interest and dividends	1,314	526	—	704	2,544
Service fees	62,919	1,165	—	506	64,590
Other income	20,732	368	1,213	109	22,422
Total revenues	$584,820	$33,244	$79,775	$1,196	$699,035

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

For the Six Months Ended June 30, 2018	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$270,105	$6,149	$67,413	$—	$343,667
Advisory fees	233,203	3,708	—	110	237,021
Investment banking	429	28,459	—	(669)	28,219
Principal transactions	7	385	—	8	400
Interest and dividends	1,154	235	—	478	1,867
Service fees	50,912	1,187	—	388	52,487
Other income	19,190	311	1,572	2,406	23,479
Total revenues	$575,000	$40,434	$68,985	$2,721	$687,140

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
The following table provides information about contract assets and contract liabilities from contracts with customers. Estimated trailing commissions are included in insurance trailing commissions receivable, net while estimated expenses on trailing commissions are included in commissions and fees payable on the condensed consolidated statement of financial condition:

	As of June 30, 2019	As of December 31, 2018
Contract assets - Insurance trailing commissions	$65,370	$64,300
Contract liabilities - Insurance trailing commissions	32,166	31,854

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
Increases to the contract asset were a result of $7,175 and $12,795 in estimated trailing commissions from new policies during the three and six months ended June 30, 2019, respectively, while decreases were driven by $5,523 and $11,725 in actual commissions received during the three and six months ended June 30, 2019, respectively. Increases to the contract liability were a result of $3,497 and $6,307 in estimated commission expense from new policies during the three and six months ended June 30, 2019, respectively, while decreases were driven by $2,841 and $5,995 in actual commissions paid during the three and six months ended June 30, 2019, respectively.

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

The balance of contract acquisition costs, net, was $85,754 as of June 30, 2019, an increase of $5,028 compared to December 31, 2018. Amortization on these contract acquisition costs was $5,651 during the six months ended June 30, 2019. There were no impairments or changes to underlying assumptions related to contract acquisition costs, net, for the period.
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
The following tables present the carrying values and estimated fair values at June 30, 2019 and December 31, 2018 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	June 30, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$239,780	$239,780	$—	$239,780
Receivables from clearing brokers	35,049	—	35,049	35,049
Receivables from other broker-dealers	2,641	—	2,641	2,641
Notes receivables, net (1)	6,055	—	6,055	6,055
Other receivables, net	70,480	—	70,480	70,480
Insurance trailing commissions receivable	65,370	—	65,370	65,370
	$419,375	$239,780	$179,595	$419,375

Liabilities
Accrued compensation	$25,800	$—	$25,800	$25,800
Commissions and fees payable	105,673	—	105,673	105,673
Accounts payable and accrued liabilities (2)	41,269	—	41,269	41,269
Accrued interest	1,792	—	1,792	1,792
Notes payable, net (3)	316,416	—	333,863	333,863
	$490,950	$—	$508,397	$508,397

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,427.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	December 31, 2018
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$182,693	$182,693	$—	$182,693
Receivables from clearing brokers	24,068	—	24,068	24,068
Receivables from other broker-dealers	7,078	—	7,078	7,078
Notes receivables, net (1)	5,809	—	5,809	5,809
Other receivables, net	68,942	—	68,942	68,942
Insurance trailing commissions receivable	64,300		64,300	64,300
	$352,890	$182,693	$170,197	$352,890

Liabilities
Accrued compensation	$39,264	$—	$39,264	$39,264
Commissions and fees payable	105,306	—	105,306	105,306
Accounts payable and accrued liabilities (2)	46,511	—	46,511	46,511
Accrued interest	123	—	123	123
Notes payable, net (3)	254,072	—	266,844	266,844
	$445,276	$—	$458,048	$458,048

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,230.
(3) Estimated fair value based on then current rates at which similar amounts of debt could be borrowed.
The following tables present the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

	June 30, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$223	$223	$—	$—	$223
Debt securities	1,463	—	1,463	—	1,463
U.S. treasury notes	809	—	809	—	809
Common stock and warrants	2,325	901	1,424	—	2,325
Total	$4,820	$1,124	$3,696	$—	$4,820

Liabilities
Contingent consideration payable	$2,427	$—	$—	$2,427	$2,427
Debt securities	318	—	318	—	318
Common stock and warrants	3,079	3,079	—	—	3,079
Total	$5,824	$3,079	$318	$2,427	$5,824

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

As of June 30, 2019 and December 31, 2018, approximately $3,416 and $9,763, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of June 30, 2019 and December 31, 2018, the fair values of the warrants were $1,337 and $1,052, respectively, and are included in common stock and warrants (Level 2) above.

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

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2017	$2,104
Payments	(1,353)
Change in fair value of contingent consideration	238
Fair value of contingent consideration in connection with KFG and FSFG acquisitions	1,241
Fair value of contingent consideration as of December 31, 2018	$2,230
Change in fair value of contingent consideration	197
Fair value of contingent consideration as of June 30, 2019	$2,427

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

Lease cost. The Company’s components of lease cost for the three and six months ended June 30, 2019 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$2,356	$4,760
Short-term lease cost	24	57
Variable lease cost	219	482
Amortization of finance lease assets	60	60
Interest on finance lease liabilities	4	4
Sublease income	(25)	(49)
Total lease cost	$2,638	$5,314

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the Condensed Consolidated Statements of Financial Condition as of June 30, 2019:

Operating and Finance Leases
Remainder of 2019	$4,595
2020	7,965
2021	5,829
2022	5,132
2023	3,899
Thereafter	15,750
Total lease payments	43,170
Less imputed interest	(6,775)
Present value of lease payments	$36,395

As of June 30, 2019, we have additional operating leases, primarily for additional office space at Securities America, that have not yet commenced.

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

The table below presents additional information related to our leases as of June 30, 2019:

Weighted Average Remaining Lease Term:
Operating leases	7.16 years

Weighted Average Discount Rate:
Operating leases	4.37%

Supplemental cash flow information. The table below presents supplemental cash flow information related to leases during the six months ended June 30, 2019:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Six months ended June 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating and finance leases	$5,391

Non-cash investing and financing activities. The Right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2019 was:

Six months ended June 30, 2019
Operating and finance leases	$6,993

Subleases and lessor activity. The Company had rental income from subleasing activity during the period ended June 30, 2019 which was immaterial to the Company’s consolidated financial statements.

5. Intangible Assets

At June 30, 2019 and December 31, 2018, intangible assets subject to amortization consisted of the following:

		June 30, 2019		December 31, 2018
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$23,701	$25,563	$22,187
Relationships with financial advisors	14.3	126,121	64,814	126,122	59,584
Covenants not-to-compete	3.8	6,964	6,496	6,964	6,258
Trade names	7.7	16,919	14,731	16,916	14,472
Total		$175,567	$109,742	$175,565	$102,501

Aggregate amortization expense for the six months ended June 30, 2019 and 2018 amounted to $7,241 and $7,670, respectively. The weighted-average amortization period for total amortizable intangibles at June 30, 2019 is 9.86 years. As of June 30, 2019, the remaining estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Remainder of 2019	$5,829
2020	11,466
2021	6,628
2022	6,554
2023	6,217
2024 - 2036	29,131
$65,825

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
The notes are amortized over the forgiveness period, which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of June 30, 2019 and December 31, 2018, the allowance amounted to $1,599 and $1,528, respectively.

7. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and at June 30, 2019, each, had a $250 minimum net capital requirement.

At June 30, 2019, Securities America had regulatory net capital of $14,488, Triad had regulatory net capital of $9,795, Investacorp had regulatory net capital of $9,561, KMS had regulatory net capital of $5,724, SSN had regulatory net capital of $6,219 and Ladenburg had regulatory net capital of $26,290.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraphs (k)(2)(i) and (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At June 30, 2019, Premier Trust had stockholders’ equity of $4,163, including at least $250 in cash.

8. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2019, the estimated annual effective tax rate for 2019 (exclusive of discrete items) is approximately 29.5% of projected pre-tax income. Our estimated annual tax expense consists of a provision for federal and state and local income taxes.

For the three and six months ended June 30, 2019, the Company recorded an income tax expense of $2,005 on pre-tax income of $9,513 and an income tax expense of $3,401 on a pre-tax income of $14,341. The estimated annual effective tax rate is higher than the statutory rate of 21% related primarily to state and local taxes and certain non-deductible expenses including meals and entertainment and IRC §162(m).

For the three and six months ended June 30, 2018, the Company recorded an income tax expense of $4,574 on a pre-tax income of $13,884 and an income tax expense of $6,746 on a pre-tax income of $21,520.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not that some portion or all of the deferred tax assets will be realized.The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of June 30, 2019, the Company concluded that its deferred tax assets were realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses.

On January 1, 2018, the Company adopted ASC 606. Upon adoption, the Company recorded a net deferred tax liability of $3,600 with an offset to retained earnings.

9.	Notes Payable

Notes payable consisted of the following:

	June 30, 2019	December 31, 2018
Note payable under subsidiary's term loan with bank	$6,277	$—
Note payable under subsidiary's revolver with bank	24	89
Notes payable to Kestler Financial Group's former shareholders	5,295	5,399
Notes payable to Four Seasons Financial Group's former shareholders	320	364
6.5% Senior Notes, net of $63 and $67 of unamortized discount in 2019 and 2018, respectively	82,746	82,742
7% Senior Notes, net of $42 and $44 of unamortized discount in 2019 and 2018, respectively	42,477	42,475
7.25% Senior Notes	60,000	60,000
7.75% Senior Notes	57,500	—
7.25% December 2018 Notes, net of $5,940 and $6,261 of unamortized discount in 2019 and 2018, respectively	70,410	70,089
Less: Unamortized debt issuance costs	(8,633)	(7,086)
Total	$316,416	$254,072

The Company estimates that the fair value of notes payable was $333,863 at June 30, 2019 and $266,844 at December 31, 2018 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of June 30, 2019, the Company was in compliance with all covenants in its debt agreements.

Senior Notes

On November 21, 2017, the Company sold $72,500 principal amount of its 6.5% senior notes due November 2027 ("6.5% Senior Notes") pursuant to an underwritten offering. Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On December 12, 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of the 6.5% Senior Notes, which resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313, including $1,187 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In connection with the offering of 6.5% Senior Notes, certain members of the Company's management and Board of Directors purchased $10,400 of the 6.5% Senior Notes offered by the Company. In February 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 6.5% Senior Notes from time to time in an "at the market" offering in accordance with Rule 415 under the Securities Act. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales. During 2018, the Company sold $6,240 principal amount of 6.5% Senior Notes pursuant to the "at the market" offering. The Company did not sell any 6.5% Senior Notes pursuant to the "at the market" offering during the six months ended June 30, 2019.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

On May 22, 2018, the Company sold $40,000 principal amount of its 7% senior notes due May 2028 ("7% Senior Notes") pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On June 22, 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes, which resulted in total gross proceeds of $41,412, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,020, including $464 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In June 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 7% Senior Notes from time to time in an "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales. During 2018, the Company sold $2,729 principal amount of 7% Senior Notes pursuant to the "at the market" offering. The Company did not sell any 7% Senior Notes pursuant to the "at the market" offering during the six months ended June 30, 2019. At June 30, 2019, Ladenburg held $1,622 of 7% Senior Notes, which are not included in notes payable.

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

On May 29, 2019, the Company sold $57,500 principal amount of its 7.75% senior notes due June 2029 ("7.75% Senior Notes") pursuant to an underwritten offering. Interest on the 7.75% Senior Notes accrues from May 29, 2019 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7.75% Senior Notes in whole or in part on or after June 30, 2022 at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $57,500, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,967.

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

The December 2018 Notes contain exchange and resale registration rights that require the Company, at the written request of the note holders, to use commercially reasonable efforts to issue in exchange for the December 2018 Notes a new series of notes under our existing Indenture, dated as of November 21, 2017, as amended and supplemented from time to time, on substantially the same terms as the Company's outstanding publicly-traded 7.25% Senior Notes due 2028, which have substantially the same terms as the December 2018 Notes, effect the registration with the Securities and Exchange Commission of the resale and listing of the December 2018 Notes on the NYSE American, and assist in marketing the December 2018 Notes for resale. The Company has received such written request from the note holders regarding the exchange and resale registration rights.

Bank Loan - Securities America

On February 6, 2019, Securities America Financial Corporation entered into an amendment to its loan agreement with a third-party financial institution to provide for a term loan in the aggregate principal amount of $7,000, with interest accruing at the rate of 5.52%. Securities America began monthly payments of principal and interest under the term loan in the amount of $212 on March 6, 2019. The term loan matures on February 6, 2022. The loan is collateralized by Securities America's assets. The loan agreement contains certain affirmative and negative covenants, including covenants regarding Securities America's client asset levels and number of financial advisors. Total interest expense related to the term loan was $124 for the six months ended June 30, 2019. At June 30, 2019, $6,277 was outstanding under the term loan.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

The complaint alleges, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In June 2016, the court denied the underwriters’ motions to dismiss the complaint. In August 2017, the court granted the plaintiffs’ motion for class certification. Trial in the case is scheduled to commence in January 2020. Ladenburg intends to vigorously defend against these claims.

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

In January 2016, an amended complaint was filed in the U.S. District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors. The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaint alleges, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. In April 2018, the court granted the defendants’ motions to dismiss the second amended complaint with prejudice and entered final judgment for the defendants. In July 2019 the U.S. Court of Appeals for the Fifth Circuit affirmed the dismissal of the second amended complaint.

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

On April 6, 2018, the SEC issued an order against Securities America Advisors on consent that includes a cease and desist order and imposes remedial sanctions of disgorgement, prejudgment interest, and a fine; the combined total amount is $5,828, which had previously been reserved. In October 2018, Securities America Advisors received approval of its plan for distribution of the funds. Securities America Advisors is completing its distribution of the funds pursuant to the terms of the order.

In February 2018, the SEC announced a Share Class Selection Disclosure Initiative (“Initiative”) to encourage registered investment advisory firms to self-report failures to disclose conflicts of interest to clients concerning the selection of mutual fund share classes that paid fees pursuant to Rule 12b-1 of the Investment Company Act of 1940 for the period 2014-2016. Under the Initiative, the SEC requires self-reporting firms, among other things, to disgorge to clients the 12b-1 fees received during the relevant period when lower-cost share classes were available.  Three of the Company's investment advisory subsidiaries determined to self-report under the Initiative. On March 11, 2019, the SEC issued orders on consent against SSN Advisory, Inc. and Investacorp Advisory Services, Inc. that include cease and desist orders and impose remedial sanctions of disgorgement and prejudgment interest; the combined total amount is $2,149, which had previously been reserved. The matter was closed as to the third investment advisory subsidiary without formal action. SSN Advisory, Inc. and Investacorp Advisory Services, Inc. are awaiting approval of their plans for distribution of the funds, following which they will pay out the funds pursuant to the terms of the orders.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Two arbitration claims were filed against Securities America in June and September 2018, and one complaint was filed in the United States District Court for the Southern District of New York in February 2019, by a total of 14 customers asserting that a former registered representative of Securities America defrauded them through, among other things, the use of improper wire transfers and false account documents. The customers asserted, among other claims, claims for fraud, negligence, §10(b) violations, failure to supervise, respondeat superior, breach of fiduciary and other duties. In November and December 2018, settlements were reached resolving the two arbitration claims; the amounts paid in connection with those two claims were not material. Securities America has moved to compel arbitration of the complaint, which asserts a total of $18,000 in compensatory damages.

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

The Company had accrued liabilities in the amount of approximately $3,413 at June 30, 2019 and $9,869 at December 31, 2018 for certain pending matters which are included in accounts payable and accrued liabilities. Amounts accrued are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, advice of counsel, available defenses, potential recoveries from other parties, experience in similar cases of proceedings, as well as assessment of matters, including settlements, involving other defendants in similar or related cases of proceedings. During the three and six months ended June 30, 2019, the Company charged $337 and $1,368, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by two clearing brokers. At June 30, 2019, the amount due from these clearing brokers was $35,049, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of June 30, 2019, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

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

Repurchase Program

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

In March 2007, October 2011, November 2014, November 2016 and April 2019, the Company’s board of directors authorized, in the aggregate, the repurchase of up to 37,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions.

Since inception through June 30, 2019, 27,070,492 shares of common stock have been repurchased for $72,668 under the program and have been retired, including the repurchase of 1,886,387 shares for $6,552 during the three and six months ended June 30, 2019. As of June 30, 2019, 10,429,508 shares remained available for purchase under the program. In April 2019, our board of directors authorized the repurchase of up to an additional 10,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions.

Stock Compensation Plans

As of June 30, 2019, there was $115 of unrecognized compensation cost for stock-based compensation related to options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 0.54 year for all grants.

Options were exercised to purchase 2,578,710 and 2,748,927 shares of the Company’s common stock during the three and six months ended June 30, 2019, respectively, for which the intrinsic value on dates of exercise was $6,099 and $6,334, respectively.

Restricted stock granted during the six months ended June 30, 2019 was as follows:

Grant Date	Final Vesting Date	Shares	Fair Value (1)
January 10, 2019 (2)	January 10, 2023	2,295,000	$7,436
January 25, 2019 (3)	January 25, 2021	30,000	86
April 22, 2019 (2)	April 22, 2023	250,000	945
June 13, 2019 (3)	June 13, 2021	210,000	737
		2,785,000	$9,204

(1)	Fair value is calculated using the closing price on the grant date.

(2)	Vests in four equal annual installments beginning on the first anniversary of the grant date.

(3)	Vests in two equal annual installments beginning on the first anniversary of the grant date.

During the three and six months ended June 30, 2019, 82,500 shares of restricted stock were forfeited.

As of June 30, 2019, there was $13,845 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $8,050 related to the 2019 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 2.87 years for all grants and approximately 3.41 years for the 2019 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,440 and $2,923 for the three and six months ended June 30, 2019, respectively.

Stock-based compensation for consultants and independent financial advisors was $4 and $15 for the three and six months ended June 30, 2019, respectively. In the three and six months ended June 30, 2019, 660,756 and 1,002,460 shares were surrendered to cover payment of taxes.

Capital Stock

During the three and six months ended June 30, 2019, the Company sold 101,977 and 389,207 shares of Series A Preferred Stock, under the Company's "at the market" offering program, which provided total net proceeds to the Company of $2,534 and $9,449, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

For the three and six months ended June 30, 2019, the Company paid dividends of $8,695 and $17,285, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

For the three and six months ended June 30, 2019, the Company paid a quarterly dividend of $0.0125 per share on its outstanding common stock. For the three and six months ended June 30, 2019, the Company paid dividends of $1,793 and $3,587 on its outstanding common stock.

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

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
Basic weighted-average shares	143,444,079	196,557,837	143,377,919	196,230,136
Effect of dilutive securities:
Options to purchase common stock	—	12,050,453	—	—
Restricted shares of common stock	—	1,247,646	—	—
Dilutive potential common shares	—	13,298,099	—	—
Weighted average common shares outstanding and dilutive potential common shares	143,444,079	209,855,936	143,377,919	196,230,136

Basic weighted-average shares do not include 5,336,500 and 4,366,520 unvested restricted shares of common stock for the three and six months ended June 30, 2019 and 2018, respectively.

For the three and six months ended June 30, 2019, options and warrants to purchase 17,997,111 shares of common stock and 5,336,500 unvested restricted shares of common stock were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

For the three months ended June 30, 2018, options to purchase 1,871,000 shares of common stock and for the six months ended June 30, 2018 options to purchase 27,304,117 shares of common stock and 4,366,520 unvested restricted shares of common stock were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

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

Segment information for the three and six months ended June 30, 2019 and 2018 was as follows:

Three Months Ended June 30, 2019	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$301,832	$17,433	$43,606	$709		$363,580
Income (loss) before income taxes	17,834	2,112	1,011	(11,444)	(1)	9,513
EBITDA, as adjusted (3)	26,776	2,404	1,648	(4,136)		26,692
Identifiable assets (2)	534,562	61,197	99,529	122,261		817,549
Depreciation and amortization	5,308	119	473	6		5,906
Interest	147	2	57	5,367		5,573
Capital expenditures	3,199	—	6	(301)		2,904
Non-cash compensation	255	179	—	1,010		1,444

Three Months Ended June 30, 2018
Revenues	$299,471	$18,120	$37,925	$2,240		$357,756
Income (loss) before income taxes	16,708	1,979	832	(5,635)	(1)	13,884
EBITDA, as adjusted (3)	25,221	2,268	1,413	(3,063)		25,839
Identifiable assets (2)	496,331	56,592	87,056	107,911		747,890
Depreciation and amortization	5,423	111	223	5		5,762
Interest	263	13	171	1,707		2,154
Capital expenditures	4,160	166	15	24		4,365
Non-cash compensation	309	177	56	1,026		1,568

Six Months Ended June 30, 2019	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$584,820	$33,244	$79,775	$1,196		$699,035
Income (loss) before income taxes	32,096	3,333	535	(21,623)	(1)	14,341
EBITDA, as adjusted (3)	49,574	4,007	1,817	(8,313)		47,085
Identifiable assets (2)	534,562	61,197	99,529	122,261		817,549
Depreciation and amortization	10,617	239	944	11		11,811
Interest	232	(11)	119	10,282		10,622
Capital expenditures	6,208	—	33	(88)		6,153
Non-cash compensation	514	358	—	2,066		2,938

Six Months Ended June 30, 2018
Revenues	$575,000	$40,434	$68,985	$2,721		$687,140
Income (loss) before income taxes	27,388	6,292	701	(12,861)	(1)	21,520
EBITDA, as adjusted (3)	45,232	6,919	1,854	(8,002)		46,003
Identifiable assets (2)	496,331	56,592	87,056	107,911		747,890
Depreciation and amortization	10,875	223	465	8		11,571
Interest	550	48	339	3,083		4,020
Capital expenditures	6,257	256	68	24		6,605
Non-cash compensation	619	353	113	1,977		3,062

(1) Includes interest expense, compensation, professional fees, and other general and administrative expenses related to the Corporate segment.

(2)	Identifiable assets are presented as of the end of the period.

(3)	The following table reconciles income before income taxes for the three and six months ended June 30, 2019 and 2018 to EBITDA, as adjusted.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	2019	2018	2019	2018
Income before income taxes	$9,513	$13,884	$14,341	$21,520
Adjustments:
Interest income	(714)	(508)	(1,256)	(878)
Change in fair value of contingent consideration	85	50	197	111
Interest expense	5,573	2,154	10,622	4,020
Depreciation and amortization	5,906	5,762	11,811	11,571
Non-cash compensation expense	1,444	1,568	2,938	3,062
Amortization of retention and forgivable loans	109	107	252	183
Amortization of contract acquisition costs	2,874	2,361	5,651	4,571
Financial advisor recruiting expense	2	89	9	176
Acquisition-related expense	3	—	24	913
Income attributable to noncontrolling interest	(20)	(8)	(21)	(9)
Other (1) (2)	1,917	380	2,517	763
EBITDA, as adjusted	$26,692	$25,839	$47,085	$46,003

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$26,776	$25,221	$49,574	$45,232
Ladenburg	2,404	2,268	4,007	6,919
Insurance Brokerage	1,648	1,413	1,817	1,854
Corporate	(4,136)	(3,063)	(8,313)	(8,002)
Total segments	$26,692	$25,839	$47,085	$46,003

(1)
Includes severance costs of $1,099 and $1,109, excise and franchise tax expense of $134 and $282, compensation expense that may be paid in stock of $703 and $857 and non-recurring expenses related to a block repurchase of our common stock and other legal matters of $(19) and $269 for the three and six months ended June 30, 2019.

(2)
Includes severance costs of $86 and $174, excise and franchise tax expense of $169 and $322 and compensation expense that may be paid in stock of $125 and $267 for the three and six months ended June 30, 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands, except share and per share data)

Overview

We are a diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America, Triad Advisors (“Triad”), Securities Service Network (“SSN”), Investacorp , KMS Financial Services (“KMS”), Ladenburg Thalmann & Co. (“Ladenburg”), Ladenburg Thalmann Asset Management (“LTAM”), Premier Trust (“Premier Trust”) and Highland Capital Brokerage (“Highland”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

Recent Developments

Stock Repurchase Program

In April 2019, our board of directors authorized the repurchase of up to an additional 10,000,000 shares of our common stock from time to time, on the open market or in privately negotiated transactions, depending on market conditions.

Senior Note Offerings

On May 29, 2019, we sold $57,500 principal amount of our 7.75% senior notes due June 2029 ("7.75% Senior Notes") pursuant to an underwritten offering. Interest on the 7.75% Senior Notes accrues from May 29, 2019 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7.75% Senior Notes in whole or in part on or after June 30, 2022 at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.

The offering resulted in total gross proceeds of $57,500 before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,967.

Common Stock Dividend

During the quarter ended June 30, 2019, we paid a quarterly dividend of $0.0125 per share on our outstanding common stock for $1,793, as compared to $0.01 per share in the second quarter of 2018 for $1,969.

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

During the three years ended June 30, 2019, we incurred $5,823 of acquisition indebtedness, related to the acquisitions in 2018 of certain assets by Highland. As of June 30, 2019, $5,615 of this acquisition-related indebtedness was outstanding.

Critical Accounting Policies

In the notes to our consolidated financial statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2018, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. For the Company's significant accounting policies affecting leases, see Note 4 within the notes to the unaudited condensed consolidated financial statements. There have been no other material changes to those policies that we consider to be significant since the filing of our annual report on Form 10-K for the year ended December 31, 2018.

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

The following table includes a reconciliation of net income attributable to the Company as reported to EBITDA, as adjusted, for the periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
Total revenues	$363,580	$357,756	$699,035	$687,140
Total expenses	353,982	343,822	684,497	665,509
Income before income taxes	9,513	13,884	14,341	21,520
Net income attributable to the Company	7,488	9,302	10,919	14,765

Reconciliation of net income attributable to the Company to EBITDA, as adjusted:
Net income attributable to the Company	$7,488	$9,302	$10,919	$14,765
Less:
Interest income	(714)	(508)	(1,256)	(878)
Change in fair value of contingent consideration	85	50	197	111
Add:
Interest expense	5,573	2,154	10,622	4,020
Income tax expense	2,005	4,574	3,401	6,746
Depreciation and amortization	5,906	5,762	11,811	11,571
Non-cash compensation expense	1,444	1,568	2,938	3,062
Amortization of retention and forgivable loans	109	107	252	183
Amortization of contract acquisition costs (3)	2,874	2,361	5,651	4,571
Financial advisor recruiting expense	2	89	9	176
Acquisition-related expense	3	—	24	913
Other (1) (2)	1,917	380	2,517	763
EBITDA, as adjusted	$26,692	$25,839	$47,085	$46,003

(1)
Includes severance costs of $1,099 and $1,109, excise and franchise tax expense of $134 and $282, compensation expense that may be paid in stock of $703 and $857 and non-recurring expenses related to a block repurchase of our common stock and other legal matters of $(19) and $269 for the three and six months ended June 30, 2019.

(2)
Includes severance costs of $86 and $174, excise and franchise tax expense of $169 and $322 and compensation expense that may be paid in stock of $125 and $267 for the three and six months ended June 30, 2018.

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

EBITDA, as adjusted, for the second quarter of 2019 was $26,692, an increase of $853 (3%), from EBITDA, as adjusted, of $25,839 for the second quarter of 2018. This increase was primarily due to an increase in EBITDA, as adjusted, in the independent advisory and brokerage services segment, partially offset by a decrease in our Corporate segment. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $1,555 (6%) on increased revenue of $2,361 (1%). EBITDA, as adjusted, in our Ladenburg segment increased by $136 (6%) on decreased revenue of $687 (4%). EBITDA, as adjusted, in our insurance brokerage segment increased by $235 (17%) on increased revenue of $5,681 (15%). EBITDA, as adjusted in our corporate segment decreased by $1,073 (35%) on decreased revenue of $1,531 (68%).

EBITDA, as adjusted, for the six months ended June 30, 2019 was $47,085, an increase of $1,082 (2%), from EBITDA, as adjusted, of $46,003 for the six months ended June 30, 2018. This increase was primarily due to an increase in EBITDA, as adjusted, in the independent advisory and brokerage services segment, partially offset by a decrease in our Ladenburg segment. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $4,342 (10%) on increased revenue of $9,820 (2%). EBITDA, as adjusted, in our Ladenburg segment decreased by $2,912 (42%) on decreased revenue of $7,190 (18%). EBITDA, as adjusted, in our insurance brokerage segment decreased by $37 (2%) on increased revenue of $10,790 (16%). EBITDA, as adjusted in our corporate segment decreased by $311 (4%) on decreased revenue of $1,525 (56%).

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
.

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
Revenues:
Independent advisory and brokerage services	$301,832	$299,471	$584,820	$575,000
Ladenburg	17,433	18,120	33,244	40,434
Insurance Brokerage	43,606	37,925	79,775	68,985
Corporate	709	2,240	1,196	2,721
Total revenues	$363,580	$357,756	$699,035	$687,140

Income (loss) before income taxes:
Independent advisory and brokerage services	$17,834	$16,708	$32,096	$27,388
Ladenburg	2,112	1,979	3,333	6,292
Insurance Brokerage	1,011	832	535	701
Corporate(1)	(11,444)	(5,635)	(21,623)	(12,861)
Total income before income taxes	$9,513	$13,884	$14,341	$21,520

EBITDA, as adjusted:
Independent advisory and brokerage services	$26,776	$25,221	$49,574	$45,232
Ladenburg	2,404	2,268	4,007	6,919
Insurance Brokerage	1,648	1,413	1,817	1,854
Corporate	(4,136)	(3,063)	(8,313)	(8,002)
Total EBITDA, as adjusted(2)	$26,692	$25,839	$47,085	$46,003

(1)	Includes interest expense, compensation, professional fees and other general administrative expenses related to the Corporate segment.

(2)	See Note 15 to our condensed consolidated financial statements for a reconciliation of income before income taxes to EBITDA, as adjusted.

Three months ended June 30, 2019 versus three months ended June 30, 2018

For the quarter ended June 30, 2019, we had net income attributable to the Company of $7,488 as compared to net income attributable to the Company of $9,302 for the quarter ended June 30, 2018, primarily due to a decrease in other income at our corporate segment and increased overall expenses. The increase of $5,824 (2%) in total revenues was offset by a $10,160 (3%) increase in total expenses.

Our total revenues for the three months ended June 30, 2019 increased by $5,824 (2%) from the 2018 period, primarily attributable to increases in advisory fees and service fees, partially offset by a decrease in other income. Second quarter 2019 revenues included increases in service fees of $4,802 and advisory fees of $3,355, partially offset by a decrease in other income of $2,130. Our independent advisory and brokerage services segment revenues increased by $2,361 (1%) from the 2018 period, mainly as a result of increased advisory fees and service fees, partially offset by a decrease in commissions. Our Ladenburg segment revenues in the second quarter of 2019 decreased by $687 (4%) from the comparable 2018 quarter. Our insurance brokerage segment revenues increased by $5,681 (15%) for the three months ended June 30, 2019 compared to the prior-year period, primarily due to the acquisition of certain assets of Kestler Financial Group ("KFG") by Highland. Our corporate segment revenue decreased by $1,531 (68%) primarily due to the NFS loan forgiven in May 2018 and recognized in other income during the 2018 period.

Our total expenses for the three months ended June 30, 2019 increased by $10,160 (3%) as compared to the 2018 period, mostly driven by increases of $5,464 (15%), $4,278 (54%) and $1,238 (0%) in our insurance brokerage, corporate and independent advisory and brokerage services segments, respectively. This increase in total expenses was partially offset by a decrease in our Ladenburg segment of $820 (5%).

Second quarter 2019 expenses included increases in interest expense of $3,419, compensation and benefits expense of $3,331, other expenses of $1,292, commissions and fees expense of $743, brokerage, communication and clearance fee expense of $622 and amortization of contract acquisition costs of $513.

Commissions revenue for the three months ended June 30, 2019 decreased by $629 (0%) as compared to the 2018 period, primarily attributable to a decrease in revenue from our independent advisory and brokerage services segment of $6,186 (4%) due to a decrease in mutual fund and variable annuity trailing commissions, partially offset by an increase in fixed annuity and fixed income product sales. This was partially offset by an increase in our insurance brokerage segment of $5,909 (16%) due to the acquisition of certain assets of KFG. Additionally, commissions revenue in our Ladenburg segment decreased by $352 (12%) for the second quarter of 2019 as compared to the prior-year period driven by lower capital markets activity.

Advisory fee revenue for the three months ended June 30, 2019 increased by $3,355 (3%) as compared to the 2018 period primarily due to higher advisory asset balances as a result of improved market conditions. Advisory fee revenue increased in our independent advisory and brokerage services segment by $3,414 (3%). Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at June 30, 2019 increased by 14% as compared to June 30, 2018 and by 6% as compared to March 31, 2019, primarily due to improved market conditions. Total advisory assets under management at June 30, 2019 were approximately $85,700,000 as compared to $75,200,000 at June 30, 2018 and $81,100,000 at March 31, 2019.

The $190 (2%) decrease in investment banking revenue for the three months ended June 30, 2019 as compared to the 2018 period was primarily driven by a $3,874 decrease in capital raising revenue, partially offset by an increase of $3,684 in strategic advisory services revenue as compared to the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $6,850 for the 2019 second quarter period as compared to $10,724 for the 2018 second quarter period. Strategic advisory services revenue was $4,689 in the second quarter period of 2019 as compared to $1,005 in the comparable 2018 quarter period.

The $368 (158%) increase in principal transactions revenue for the three months ended June 30, 2019 as compared to the 2018 period was primarily attributable to our Ladenburg segment which had an increase of $383 due to an increase in the market value of the firm's investments.

The $248 (23%) increase in interest and dividends revenue for the three months ended June 30, 2019 as compared to the 2018 period was primarily driven by higher cash balances and interest rates in the 2019 period.

The $4,802 (17%) increase in service fees revenue for the three months ended June 30, 2019 as compared to the 2018 period was driven by an increase of $4,786 in our independent advisory and brokerage segment. The total increase was primarily due to increases in revenue from our cash sweep programs of $3,924 and affiliation fees of $426. Service fees revenue from our cash sweep programs was $16,851 in the second quarter of 2019 as compared to $12,926 in the comparable 2018 period, reflecting the impact of the 2018 increases in the target rate for the federal funds effective rate. In July 2019, the Federal Reserve reduced the federal funds target rate to 2.00 - 2.25%. Future levels of service fees revenue from our cash sweep programs are dependent upon prevailing interest rates and cash asset levels. At June 30, 2019, client assets included cash balances of approximately $4,273,000, including approximately $3,915,000 participating in our cash sweep programs.

The $2,130 (15%) decrease in other income for the three months ended June 30, 2019 as compared to the 2018 period was primarily attributable to a decrease in our corporate segment of $2,297 primarily due to the forgiveness of the NFS loan in May 2018, which was reflected in the 2018 period.

The $743 (0%) increase in commissions and fees expense for the three months ended June 30, 2019 as compared to the 2018 period was primarily due to the increase in commissions revenue in our insurance brokerage segment due to the acquisition of certain assets of KFG by Highland. This was partially offset by lower commissions and fees expense in the independent advisory and brokerage services segment.

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

The $3,331 (7%) increase in compensation and benefits expense for the three months ended June 30, 2019 as compared to the 2018 period was attributable to an increase in our independent advisory and brokerage services segment of $3,136 and our insurance brokerage segment of $1,026, partially offset by a decrease in our corporate segment of $458. The increase in salaries and benefits in our independent advisory and brokerage services segment was due to an 8% headcount increase as compared to the prior-year period as a result of business expansion. Also, we recorded severance expense of approximately $1,100 during the three months ended June 30, 2019.

The $622 (21%) increase in brokerage, communication and clearance fees expense for the three months ended June 30, 2019 as compared to the 2018 period was driven primarily by an increase of $610 in our independent advisory and brokerage services segment.

The $257 (11%) increase in rent and occupancy expense, net of sublease revenue, for the three months ended June 30, 2019 as compared to the 2018 period was primarily attributable to an increase of $168 in our independent advisory and brokerage services segment and $135 in our insurance brokerage segment.

The $3,419 (159%) increase in interest expense for the three months ended June 30, 2019 as compared to the 2018 period primarily resulted from an increased average debt balance due to the issuance of senior notes during the last half of 2018 and second quarter of 2019. Our average outstanding debt balance was approximately $269,685 in the second quarter of 2019 as compared to $116,849 in the second quarter of 2018. The average interest rate was 7.3% for the three months ended June 30, 2019 and 6.1% for the comparable 2018 period. Our outstanding debt balance as of June 30, 2019 primarily included $319,178 of indebtedness due to the issuance of our senior notes, $6,277 of indebtedness incurred in connection with a term loan at one of our subsidiaries and $5,615 of indebtedness incurred in connection with asset acquisitions in our insurance brokerage segment. We expect higher interest expense in 2019 due to the issuance of 7.75% senior notes in May 2019.

The $513 (22%) increase in amortization of contract acquisition costs for the three months ended June 30, 2019 as compared to the 2018 period was primarily due to an increase in our independent advisory and brokerage services segment.

The $1,292 (7%) increase in other expense for the three months ended June 30, 2019 as compared to the 2018 period was primarily driven by increases at our corporate segment of $860, our independent advisory and brokerage services segment of $378 and our insurance brokerage segment of $263, partially offset by decreases at our Ladenburg segment of $209. The total increase in other expense was primarily attributable to increases in deferred compensation expense of $863 and increases in computer and software expenses of $557, partially offset by a decrease in travel & entertainment expense of $242.

We had income tax expense of $2,005 for the three months ended June 30, 2019 as compared to income tax expense of $4,574 in the comparable 2018 period.

As of June 30, 2019, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis, with the exception of certain separate company state net operating losses. The income tax provision includes a provision for federal, state and local income taxes. See Note 8 to our condensed consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA"), the U.S. tax reform bill, was signed into law. The TCJA provided a permanent reduction in our federal corporate income tax rate from 35% to 21%, effective January 1, 2018. During the year ended December 31, 2018, the Company finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded in prior periods.

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

Six months ended June 30, 2019 versus six months ended June 30, 2018

For the six months ended June 30, 2019, we had net income attributable to the Company of $10,919 as compared to net income attributable to the Company of $14,765 for the six months ended June 30, 2018, primarily due to a decrease in profitability at our Ladenburg investment banking segment and increased overall expenses. The increase of $11,895 (2%) in total revenues was offset by a $18,988 (3%) increase in total expenses.

Our total revenues for the six months ended June 30, 2019 increased by $11,895 (2%) from the 2018 period, primarily attributable to increases in service fees, commissions, advisory fees and principal transactions, partially offset by lower investment banking revenue and other income. 2019 revenues included increases in service fees of $12,103, commissions of $3,014, advisory fees of $2,880 and principal transactions of $1,129, partially offset by decreases in investment banking revenue of $6,851 and other income of $1,057. Our independent advisory and brokerage services segment revenues increased by $9,820 (2%) from the 2018 period, mainly as a result of increased service fees, advisory fees and other income, partially offset by a decrease in commissions revenues. Our Ladenburg segment revenues for the six months ended 2019 decreased by $7,190 (18%) from the comparable 2018 period due to a decrease in investment banking revenue. Our insurance brokerage segment revenues increased by $10,790 (16%) for the six months ended June 30, 2019 compared to the prior-year period, primarily due to the acquisition of certain assets of KFG by Highland. Our corporate segment revenue decreased by $1,525 (56%) primarily due to the forgiveness of the NFS loan in May 2018.

Our total expenses for the six months ended June 30, 2019 increased by $18,988 (3%) as compared to the 2018 period, mostly driven by increases of $10,852 (16%), $5,130 (1%) and $7,237 (46%) in our insurance brokerage, independent advisory and brokerage services and corporate segments, respectively. This increase in total expenses was partially offset by a decrease in our Ladenburg segment of $4,231 (12%).

2019 expenses included increases in interest expense of $6,602, compensation and benefits expense of $4,666, other expenses of $4,497, commissions and fees expense of $3,734, and amortization of contract acquisition costs of $1,080, partially offset by decreases in acquisition-related expenses of $889, brokerage, communication and clearance fee expense of $696, and professional services expense of $625.

Commissions revenue for the six months ended June 30, 2019 increased by $3,014 (1%) as compared to the 2018 period, primarily attributable to an increase in revenue from our insurance brokerage segment by $11,149 (17%) due to the acquisition of certain assets of KFG. This was partially offset by a decrease in commissions revenue in our independent advisory and brokerage services segment of $7,060 (3%) due to the decrease in sales of mutual funds, fewer equity trades and lower trailing commissions. Additionally, commissions revenue in our Ladenburg segment decreased by $1,075 (18%) for the six months ended June 30, 2019 as compared to the prior-year period.

Advisory fee revenue for the six months ended June 30, 2019 increased by $2,880 (1%) as compared to the 2018 period primarily due to higher advisory asset balances due to improved market conditions. Advisory fee revenue increased in our independent advisory and brokerage services segment by $3,249 (1%). Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at June 30, 2019 increased by 14% as compared to June 30, 2018 and by 18% as compared to December 31, 2018, primarily due to improved market conditions. Total advisory assets under management at June 30, 2019 were approximately $85,700,000 as compared to $75,200,000 at June 30, 2018 and $72,800,000 at December 31, 2018.

The $6,851 (24%) decrease in investment banking revenue for the six months ended June 30, 2019 as compared to the 2018 period was primarily driven by a $9,525 decrease in capital raising revenue, partially offset by an increase of $2,674 in strategic advisory services revenue as compared to the prior-year period.
Capital market activity was negatively impacted during the first quarter of 2019 by the temporary U.S. government shutdown. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $15,738 for the six months ended June 30, 2019, as compared to $25,263 for the prior year period. Strategic advisory services revenue was $5,630 for the six months ended June 30, 2019 as compared to $2,956 in the comparable 2018 period.

The $1,129 (282%) increase in principal transactions revenue for the six months ended June 30, 2019 as compared to the 2018 period was primarily attributable to our Ladenburg segment which had an increase of $1,255 due to an increase in the market value of the firm's investments.

The $677 (36%) increase in interest and dividends revenue for the six months ended June 30, 2019 as compared to the 2018 period was primarily driven by higher cash balances and interest rates in the 2019 period.

The $12,103 (23%) increase in service fees revenue for the six months ended June 30, 2019 as compared to the 2018 period was driven by an increase of $12,007 in our independent advisory and brokerage segment. The total increase was primarily due to increases in revenue from our cash sweep programs of $11,447 and affiliation fees of $943. In July 2019, the Federal Reserve reduced the federal funds target rate to 2.00 - 2.25%. Future levels of service fees revenue from our cash sweep programs are dependent upon prevailing interest rates and cash asset levels. At June 30, 2019, client assets included cash balances of approximately $4,273,000, including approximately $3,915,000 participating in our cash sweep programs.

The $1,057 (5%) decrease in other income for the six months ended June 30, 2019 as compared to the 2018 period was primarily attributable to a decrease of $2,297 in our corporate segment partially offset by an increase of $1,542 in our independent advisory and brokerage services segment. Total other income decreased due to decreases in growth incentive revenues from a clearing firm of $3,089 and the forgiveness of the NFS loan in May 2018 of $2,222, partially offset by increases in conference revenue of $2,458 and increases in deferred compensation investment revenue of $1,737.

The $3,734 (1%) increase in commissions and fees expense for the six months ended June 30, 2019 as compared to the 2018 period was primarily due to the increase in commissions revenue in our insurance brokerage segment due to the acquisition of certain assets of Kestler Financial Group by Highland. This was partially offset by lower commissions and fees expense in the independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment and insurance agents who serve as independent contractors in our insurance brokerage segment. These payments to the independent contractor registered representatives and insurance agents are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives and insurance agents increase their business, both our revenues and expenses increase as our representatives and agents earned increased compensation based on the higher revenues produced.

The $4,666 (5%) increase in compensation and benefits expense for the six months ended June 30, 2019 as compared to the 2018 period was attributable to an increase in our independent advisory and brokerage services segment of $6,341, partially offset by a decrease in our Ladenburg segment of $3,064. The increase in salaries and benefits in our independent advisory and brokerage services segment was due to an 8% headcount increase as compared to the prior-year period as a result of business expansion and an increase in bonus accrual. The decrease in compensation in our Ladenburg segment was due to a decrease in revenue driven compensation. Also we recorded severance expense of approximately $1,100 during the six months ended June 30, 2019.

The $696 (8%) decrease in brokerage, communication and clearance fees expense for the six months ended June 30, 2019 as compared to the 2018 period was driven primarily by a decrease of $434 in our independent advisory and brokerage services segment and a decrease of $245 in our Ladenburg segment.

The decrease in expense resulted from increased levels of clearing credits during the 2019 period, resulting from new annual business credits being received in connection with the May 2018 extension of the term of our clearing agreements with one of our clearing firms.

The $434 (9%) increase in rent and occupancy expense, net of sublease revenue, for the six months ended June 30, 2019 as compared to the 2018 period was primarily attributable to an increase of $327 in our insurance brokerage segment.

The $625 (6%) decrease in professional services expense for the six months ended June 30, 2019 as compared to the 2018 period primarily was due to lower legal expenses of $742 in our Ladenburg segment.

The $6,602 (164%) increase in interest expense for the six months ended June 30, 2019 as compared to the 2018 period primarily resulted from an increased average debt balance due to the issuance of senior notes in the second half of 2018 and the second quarter of 2019. Our average outstanding debt balance was approximately $264,025 for the six months ended June 30, 2019 as compared to $107,851 for the six months ended June 30, 2018. The average interest rate was 7.1% for the six months ended June 30, 2019 and 6.3% for the comparable 2018 period. Our outstanding debt balance as of June 30, 2019 primarily included $319,178 of indebtedness due to the issuance of our senior notes, $6,277 of the new term loan and $5,615 of indebtedness incurred in connection with asset acquisitions in our insurance brokerage segment. We expect higher interest expense in 2019 due to the issuance of senior notes.

The $889 (97%) decrease in acquisition-related expense for the six months ended June 30, 2019 as compared to the 2018 period was due to a decrease in our independent advisory and brokerage services segment. The six months ended June 30, 2018 included expense associated with temporary help and overtime compensation related to newly recruited advisors.

The $1,080 (24%) increase in amortization of contract acquisition costs for the six months ended June 30, 2019 as compared to the 2018 period was primarily due to an increase in our independent advisory and brokerage services segment.

The $4,497 (12%) increase in other expense for the six months ended June 30, 2019 as compared to the 2018 period was primarily driven by increases at our independent advisory and brokerage services segment of $3,819 and our insurance brokerage segment of $737. The total increase in other expense was primarily attributable to increases in deferred compensation expense of $2,418, computer and software expenses of $1,716 and conference expenses of $1,667, partially offset by a decrease in legal settlement expense of $1,625.

We had income tax expense of $3,401 for the six months ended June 30, 2019 as compared to income tax expense of $6,746 in the comparable 2018 period.

As of June 30, 2019, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis, with the exception of certain separate company state net operating losses. The income tax provision includes a provision for federal, state and local income taxes. See Note 8 to our condensed consolidated financial statements.

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

Liquidity and Capital Resources

Approximately 35% and 30% of our total assets at June 30, 2019 and December 31, 2018, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At June 30, 2019, each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg was subject to a $250 minimum net capital requirement.

At June 30, 2019, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $14,488, Triad $9,795, Investacorp $9,561, KMS $5,724, SSN $6,219 and Ladenburg $26,290. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At June 30, 2019, Premier Trust had stockholders’ equity of $4,163, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations and sales of equity and debt securities in public or private transactions. We believe that we have adequate cash and regulatory capital to fund our current level of operating activities through at least August 2020.

In June 2018, we entered into an equity distribution agreement under which we may sell up to 6,832,841 shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act. This equity distribution agreement replaced our previous equity distribution agreement pursuant to which we could sell up to 8,000,000 shares of our Series A Preferred Stock. During the six months ended June 30, 2019, we sold 389,207 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided total net proceeds of $9,449. As of June 30, 2019, we had 6,443,634 shares of Series A Preferred Stock remaining available for sale under such equity distribution agreement.

On November 21, 2017, we sold $72,500 principal amount of our 6.5% Senior Notes. Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the fourth quarter of 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of 6.5% Senior Notes. The offering resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313. In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 6.5% Senior Notes from time to time in an "at the market" offering. During 2018, we sold $6,240 principal amount of 6.5% Senior Notes, pursuant to the "at the market" offering and received net proceeds of $6,058. We did not sell any 6.5% Senior Notes pursuant to the "at the market" offering during the six months ended June 30, 2019.

On May 22, 2018, we sold $40,000 principal amount of our 7% Senior Notes pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

We may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the second quarter of 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes. The offering resulted in total gross proceeds of $41,412, before deducting (i) the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,020 and (ii) $1,622 of 7% Senior Notes repurchased by Ladenburg. In June 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 7% Senior Notes from time to time in an "at the market" offering. In 2018, we sold $2,729 principal amount of 7% Senior Notes, pursuant to the "at the market" offering for net proceeds of $2,682. We did not sell any 7% Senior Notes pursuant to the "at the market" offering during the six months ended June 30, 2019.

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

On May 29, 2019, the Company sold $57,500 principal amount of its 7.75% senior notes due June 2029 ("7.75% Senior Notes") pursuant to an underwritten offering. Interest on the 7.75% Senior Notes accrues from May 29, 2019 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7.75% Senior Notes in whole or in part on or after June 30, 2022 at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $57,500, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,967.

We believe our existing assets and cash flows from operations will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends on our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of June 30, 2019.

Cash provided by operating activities for the six months ended June 30, 2019 was $16,167, which primarily consisted of our net income of $10,940 adjusted for non-cash expenses, decreases in other assets, securities owned, receivables from other broker-dealers and income tax receivable, as well as, increases in the deferred compensation plan, partially offset by decreases in accrued compensation, increases in receivables from clearing brokers and contract acquisition costs.

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

Investing activities used $6,153 for the six months ended June 30, 2019, primarily due to the purchase of furniture, equipment and leasehold improvements. Investing activities used $6,605 for the six months ended June 30, 2018, primarily due to the purchase of furniture, equipment and leasehold improvements.

Financing activities provided $41,255 for the six months ended June 30, 2019, primarily due to the issuance of senior notes providing $55,557, issuance of preferred stock providing $9,449 and borrowings on the term note of $7,000, partially offset by payment of $17,285 of dividends on our Series A Preferred Stock, $3,587 of dividends on our common stock and $10,347 used for common stock repurchases and retirements.

Financing activities provided $19,175 for the six months ended June 30, 2018 primarily due to $45,936 from the issuance of senior notes and $2,613 from the issuance of common stock upon option exercises and under our employee stock purchase plan.

This was partially offset by payment of $17,016 of dividends of our Series A Preferred Stock, $3,929 of dividends on our common stock, $3,428 used for common stock repurchases and retirements and $4,912 in payments of outstanding indebtedness that included a $2,543 repayment of outstanding notes related to the SSN acquisition, a $1,023 repayment of outstanding notes related to the KMS acquisition and $1,346 of bank loan and revolver payments.

At June 30, 2019, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $43,170, through January 2030. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $49 through February 2020.

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

On November 6, 2013, Securities America entered into a loan agreement (the “SA Loan Agreement”) with a third-party financial institution for a revolving credit facility. Revolving loans bear interest at 5.5% per annum over a 5-year term. On April 21, 2017, the SA Loan Agreement was amended to modify the interest rate for new revolving loans to prime plus 2.25%. At June 30, 2019, $24 was outstanding. The $1,000 revolving credit facility was terminated in February 2019.

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

On August 31, 2018, as part of the consideration paid for the acquisition of certain assets of Kestler Financial Group ("KFG"), an affiliate of Highland issued a promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due on November 15, 2036. The KFG Note may be prepaid in full or in part at any time without premium or penalty. The KFG Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the KFG Note. Total interest expense on the KFG Note was $107 for the six months ended June 30, 2019.

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

In March 2007, October 2011, November 2014, November 2016 and April 2019, our board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. During the six months ended June 30, 2019, 1,886,387 shares were repurchased pursuant to the repurchase program. As of June 30, 2019, 27,070,492 shares had been repurchased for $72,668 under the program and have been retired. As of June 30, 2019, 10,429,508 shares remained available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We may execute similar Rule 10b5-1 plans periodically in the future.

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

On May 29, 2019, the Company sold $57,500 principal amount of its 7.75% senior notes due June 2029 ("7.75% Senior Notes") pursuant to an underwritten offering. Interest on the 7.75% Senior Notes accrues from May 29, 2019 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7.75% Senior Notes in whole or in part on or after June 30, 2022 at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $57,500, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $1,967.

Due to new lease arrangements resulting from Highland's acquisitions of certain assets of KFG and Four Seasons, Highland is obligated to make payments of $2,089 through 2025 relating to KFG's lease and to make payments of $209 through December 2022 relating to Four Seasons' lease.

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

We maintain inventories of trading securities. At June 30, 2019, the fair market value of our inventories was $4,820 in long positions and $3,397 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at June 30, 2019 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the second quarter of 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2019	488,700	(2)	$3.54	483,468	11,832,427
May 1 to May 31, 2019	1,502,679	(3)	3.44	837,004	10,995,423
June 1 to June 30, 2019	695,797	(4)	3.45	565,915	10,429,508
Total	2,687,176		$3.46	1,886,387

(1)
In March 2007, October 2011, November 2014, November 2016 and April 2019, our board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of June 30, 2019, 27,070,492 shares had been repurchased for $72,668 under the program and 10,429,508 shares remain available for repurchase under the program depending on market conditions. In April 2019, our board of directors authorized the repurchase of up to an additional 10,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We may execute similar Rule 10b5-1 plans periodically in the future.

(2)
Includes 5,232 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company's Amended and Restated 2009 Incentive Compensation Plan.

(3)
Includes 1,565 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company's Amended and Restated 2009 Incentive Compensation Plan, 651,437 shares surrendered in satisfaction of withholding taxes in exercise of stock options and 12,673 shares tendered in exercise of stock options.

(4)
Includes 2,522 shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of restricted stock awards issued under the Company's Amended and Restated 2009 Incentive Compensation Plan. In June 2019, 127,360 shares were repurchased in a privately negotiated transaction.

Item 6. EXHIBITS

Exhibit No.	Description
4.1
Fourth Supplemental Indenture, dated as of May 29, 2019, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2019)

4.2	Form of 7.75% Senior Note due 2029 (incorporated by reference to exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2019)
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	August 8, 2019	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)